Form 10-K
period 1993-12-31
CIGNA CORP
filed 1994-03-25
CIK 701221

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)

       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

       / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-8323

                               CIGNA CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        06-1059331
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                        Identification No.)
 ONE LIBERTY PLACE, PHILADELPHIA, PENNSYLVANIA                     19192-1550
   (Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 761-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                         WHICH REGISTERED
- -------------------------------          ----------------------------------
  Common Stock, Par Value $1;              New York Stock Exchange, Inc.
        Preferred Stock                     Pacific Stock Exchange, Inc.
       Purchase Rights;                  Philadelphia Stock Exchange, Inc.
              and
8.20% Convertible Subordinated             New York Stock Exchange, Inc.
 Debentures due July 10, 2010

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  .     No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1994, was approximately $4.4 billion.

     As of March 14, 1994, 72,359,080 shares of the registrant's Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to shareholders for the year ended December 31, 1993 (the "1993 Annual Report"). Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 21, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         -----
PART I
Item 1.     Business..................................................................       1
            A.  Description of Business...............................................       1
            B.  Financial Information about Industry Segments.........................       2
            C.  Employee Life and Health Benefits.....................................       3
            D.  Employee Retirement and Savings Benefits..............................       6
            E.  Individual Financial Services.........................................       9
            F.  Property and Casualty.................................................      13
            G.  Investments and Investment Income.....................................      27
            H.  Regulation............................................................      32
            I.  Miscellaneous........................................................       34
Item 2.     Properties................................................................      34
Item 3.     Legal Proceedings.........................................................      35
Item 4.     Submission of Matters to a Vote of Security Holders.......................      35
PART II
Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters...................................................................      36
Item 6.     Selected Financial Data...................................................      36
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................      36
Item 8.     Financial Statements and Supplementary Data...............................      36
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure................................................................      36
PART III
Item 10.    Directors and Executive Officers of the Registrant........................      36
            A.  Directors of the Registrant...........................................      36
            B.  Executive Officers of the Registrant..................................      36
            C.  Compliance with Section 16(a) of the Securities Exchange Act..........      37
Item 11.    Executive Compensation....................................................      37
Item 12.    Security Ownership of Certain Beneficial Owners and Management............      37
Item 13.    Certain Relationships and Related Transactions............................      37
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........      38
Signatures............................................................................      39
Index to Financial Statement Schedules................................................    FS-1
Index to Exhibits.....................................................................     E-1

                                     PART I

Item 1. BUSINESS

A. Description of Business

     With shareholders' equity of $6.6 billion, revenues of $18.4 billion and assets of $85.0 billion as of December 31, 1993, CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned insurance organizations in the United States and one of the principal United States companies in the financial services industry. Unless the context otherwise indicates, the terms "CIGNA" and the "Company," when used herein, refer to one or more of CIGNA Corporation and its consolidated subsidiaries. Although CIGNA Corporation is not an insurance company, its subsidiaries are major providers of group life and health insurance, managed care products and services, retirement products and services, individual financial services, and property and casualty insurance. CIGNA is one of the largest international insurance organizations based in the United States, measured by international revenues, and the largest investor-owned health maintenance organization ("HMO") in the United States, measured by number of enrollees. CIGNA's major insurance subsidiaries, Connecticut General Life Insurance Company ("CG Life") and Insurance Company of North America ("ICNA"), are among the oldest insurance companies in the United States, with ICNA tracing its origins to 1792 and CG Life to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through the following operating divisions, the financial results of which are reported in the following segments:

        Employee Life and Health Benefits Segment (beginning on page 3) CIGNA HealthCare
        CIGNA Group Insurance - Life-Accident-Disability(1)

        Employee Retirement and Savings Benefits Segment (beginning on page 6) CIGNA Retirement & Investment Services

        Individual Financial Services Segment (beginning on page 9) CIGNA Individual Insurance
        CIGNA Reinsurance - Life-Accident-Health

        Property and Casualty Segment (beginning on page 13)
        CIGNA Property & Casualty
        CIGNA International
        CIGNA Reinsurance - Property & Casualty

- ---------------

(1) Portions of this division are reported in the Individual Financial Services and Property and Casualty Segments.

     Investment results produced by CIGNA Investment Management on behalf of CIGNA's insurance operations are reported in each segment's results or in Other Operations. The other businesses of CIGNA Investment Management are described on page 32 and financial results for these businesses are reported in Other Operations.

     CIGNA and its major insurance subsidiaries are rated by nationally recognized rating agencies. Insurance company ratings represent the opinions of the rating agencies of the financial strength of the Company and its capacity to meet the obligations of insurance policies. Corporate credit ratings are assessments of the likelihood that a borrower will make timely payments of principal and interest. As of March 25, 1994, the principal ratings obtained through a contractual relationship with the agencies were as follows:

                                                                            RATING AGENCIES
                                                              --------------------------------------------
                                                                                      MOODY'S
                                                                A. M.      DUFF &    INVESTORS    STANDARD
                                                                BEST       PHELPS    SERVICES     & POOR'S
                                                              ---------    ------    ---------    --------
      Insurance Company Ratings
        CG Life............................................     A+          AAA       Aa3          AA+
        Life Insurance Company of North America............     A+           *         *            *
        Property & Casualty Domestic Pool Group(1).........     A-           *         A2           *
      Corporate Credit Ratings
        Senior Debt........................................     *            *         A2           A
        Subordinated Debt..................................     *            *         A3           A
        Commercial Paper...................................     *            *        P-1          A-1

- ---------------

  * Not rated.
(1) A group of subsidiaries rated on a combined basis.

     Rating agencies generally assign ratings to insurance companies along a scale. While the significance of individual ratings varies from agency to agency, companies assigned ratings at the top end of the scale have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the scale have the weakest capacity.

     Insurance company rating scales of the principal agencies that rate the Company's insurance subsidiaries are characterized as follows: A.M. Best Company, Inc. ("A.M. Best"), A++ to F ("Superior" to "In Liquidation"); Duff & Phelps, AAA ("Highest") to Substantial Risk; Moody's Investor Services ("Moody's"), Aaa to C ("Exceptional" to "Lowest"); and Standard & Poor's ("S&P"), AAA to R ("Superior" to "Regulatory Action").

     The scales of corporate credit ratings of the principal agencies that rate CIGNA are characterized as follows: Moody's, Aaa to C ("Best" to "Lowest"); and S&P, AAA to D ("Extremely Strong" to "Default"). Commercial paper ratings for Moody's range from Prime 1 to Not Prime ("Superior" to "Speculative"). S&P's commercial paper ratings run from A-1+ to D ("Highest" to "Default").

     The ratings of CG Life are characterized as "superior", "highest" or "excellent" and the property and casualty ratings as "excellent" or "good" by the rating agencies. The corporate credit ratings are characterized as "upper medium" or "strong" by the rating agencies, and allow CIGNA ready access to the capital markets. The ratings are reviewed routinely by the rating agencies and may be changed at their discretion. In February 1994, Moody's informed CIGNA that it is reviewing for possible downgrade the credit ratings of CIGNA Corporation and the insurance company ratings of CG Life and the Property & Casualty Domestic Pool Group. The outcome of this review is not expected to have a material adverse effect on CIGNA's financial condition.

B. Financial Information about Industry Segments

     All financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to 1992 and 1991 financial information to conform with the 1993 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1992, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally based on publicly available information.

     Revenues; income (loss) before income taxes, extraordinary item and cumulative effect of accounting changes; and identifiable assets attributable to each of CIGNA's business segments, other operations and foreign operations are set forth in Notes 12 and 13 to CIGNA's 1993 Financial Statements and are incorporated by reference from pages 45 and 46 of CIGNA's 1993 Annual Report.

C. Employee Life and Health Benefits

                         Principal Products and Markets

     CIGNA's Employee Life and Health Benefits operations offer a wide range of traditional indemnity insurance products and are a leading provider of managed care and cost containment products and services. The following table sets forth the principal products of this segment and their related net earned premiums and fees.

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                    1993          1992          1991
                                                                   ------        ------        ------
                                                                             (IN MILLIONS)
    Indemnity:
      Medical...................................................   $1,983        $1,946        $2,148
      Life......................................................    1,627         1,580         1,384
      Long-term Disability......................................      427           435           475
      Dental....................................................      324           329           375
      Accidental Death and Dismemberment........................      260           243           233
      Short-term Disability.....................................       91           100           112
      Other.....................................................       18            13            11
                                                                   ------        ------        ------
        Total...................................................    4,730         4,646         4,738
    Prepaid Health and Dental Care..............................    2,708         2,528         2,399
                                                                   ------        ------        ------
    Total Premiums and Fees.....................................   $7,438        $7,174        $7,137
                                                                   ------        ------        ------
                                                                   ------        ------        ------

    -------------------

    Amounts in table do not include "premium equivalents," which are the industry's measure of the additional premiums that would have been earned under minimum premium and ASO contracts (described below under "Principal Products and Markets") if they had been written as traditional indemnity or health maintenance organization ("HMO") programs.

     CIGNA's Employee Life and Health Benefits customers range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, professional and other associations, and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

     Most of the indemnity products listed in the above table are sold on an experience-rated basis and all are provided through traditional insurance arrangements, in which CIGNA assumes the full insurance risk for a set premium. Certain group indemnity coverages, primarily medical and dental, also are provided through alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims, with CIGNA providing combinations of administrative and claim services and insurance for a fee or premium charge. These alternative funding programs, primarily consisting of "minimum premium" arrangements and administrative services only ("ASO") plans, constituted 57% of business volume (premiums and fees plus premium equivalents) in 1993. In minimum premium business, the policyholder funds claims up to a predetermined aggregate amount and CIGNA funds claims exceeding that amount. Under ASO plans, the policyholder is responsible for funding all claims and CIGNA provides administrative services for a fee; CIGNA may also provide stop-loss insurance for claims in excess of a predetermined amount. Alternative funding programs and their effect on CIGNA's results are more fully described on page 16 of the Management's Discussion and Analysis ("MD&A") section of CIGNA's 1993 Annual Report.

     CIGNA markets various disability products, including long-term and short-term disability, in all states and statutorily required disability plans in certain states. These products generally provide a fixed level of income to replace a portion of earned income lost because of disability. Personal accident coverages, which consist primarily of accidental death and dismemberment and travel accident insurance, are provided to employers, associations and other groups.

     Disability management and medical cost containment services provided by CIGNA help insurers and employers reduce the cost of their benefit programs. CIGNA also provides managed mental health and substance abuse coverage and services to HMOs, insurers and employers through a national network of mental health specialists, some of whom are employees of CIGNA.

     CIGNA had outstanding approximately 8,100 group life insurance policies covering approximately 14 million lives as of December 31, 1993. The following table shows group life insurance in force and termination data.

                                                                 YEAR ENDED DECEMBER 31
                                                           -----------------------------------
                                                             1993         1992         1991
                                                           ---------    ---------    ---------
                                                              (DOLLARS IN ROUNDED MILLIONS)
In force, end of year....................................  $ 512,000    $ 490,000    $ 430,000
                                                           ---------    ---------    ---------
                                                           ---------    ---------    ---------
Cancellations (lapses and expirations)...................  $  53,000    $  37,000    $  56,000
                                                           ---------    ---------    ---------
                                                           ---------    ---------    ---------

     To control their health care costs, many employers have changed and others are changing their benefit plan design by introducing or expanding managed care features. Managed care products promote effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. While HMOs are generally the most cost-efficient form of managed care, many employers offer their employees a choice of benefit and cost options. CIGNA provides these options through HMOs, preferred provider organizations ("PPOs") and traditional indemnity coverage as well as through integrated products, which include all three. Integrated products are available under alternative funding as well as traditional insurance arrangements. These products may include contract provisions that provide that costs to the customer will not exceed specified levels. In the aggregate, there was essentially no net effect on CIGNA's 1993 results associated with these contract provisions.

     CIGNA's prepaid health care operations provide medical services through HMOs. CIGNA's HMOs include (1) staff models, in which physicians and other providers are employees of the HMO, (2) individual practice association ("IPA") models, in which independent physicians and hospitals are under contract with CIGNA to provide services and (3) mixed models, in which attributes of IPA and staff model HMOs are combined. Staff model HMOs offer a greater opportunity for direct control of medical costs, quality and service, but require more capital investment. IPAs may cover wider geographic areas with lower fixed costs, but must rely on cost-effective contracts with providers and appropriate utilization management to control medical costs. Staff models generally offer lower costs to the consumer, whereas IPAs may offer broader provider choice and greater accessibility.

     CIGNA had 48 HMO networks serving approximately 2.7 million members as of December 31, 1993, 48 serving approximately 2.3 million members as of December 31, 1992, and 44 serving approximately 2.2 million members as of December 31, 1991. As of December 31, 1993, 40 of CIGNA's HMO networks were IPA models (with 60% of total members); 3 were staff models (with 24% of total members); and 5 were mixed models (with 16% of total members).

     CIGNA's indemnity business includes contracts with doctors, hospitals and other independent providers to form PPOs in 71 networks as of December 31, 1993 and 53 as of December 31, 1992. Under a PPO arrangement, CIGNA reimburses PPO participants for the costs of medical care obtained from contracted providers, who charge on a discounted rate basis. CIGNA's PPOs served approximately 900,000 individuals as of December 31, 1993 and approximately 780,000 individuals as of December 31, 1992.

     CIGNA also offers prepaid dental coverage, using networks of independent providers in most states, serving approximately 1.7 million, 1.3 million and 1.1 million participants as of December 31, 1993, 1992 and 1991, respectively.

                                  Distribution

     The products of this segment are distributed primarily by employed group sales representatives through national and other insurance brokers and insurance consultants and, to a lesser extent, by CIGNA's career agents. Sales of prepaid health care products are made primarily to employers by CIGNA's sales representatives and also through insurance brokers. During 1993, a new direct sales force began marketing HMOs on a guaranteed-cost basis to smaller companies. Salaried marketing representatives sell disability management, medical and disability cost containment, and managed mental health and substance abuse services directly to insurance companies, HMOs and employer groups. Salaried enrollment specialists enroll employees in group life insurance, HMOs and related programs at the worksite. As of December 31, 1993, the field sales force for the products of this segment consisted of approximately 540 sales representatives in 106 field locations.

                              Pricing and Reserves

     Premiums and fees charged for group indemnity and prepaid products reflect assumptions about future claims, expenses, credit risk, investment returns, competitive considerations and target profit margins. Premiums and fees charged for HMOs and PPOs also reflect assumptions about the impact of provider contracts and utilization management. Most of the premium volume for the indemnity business is established on an experience-rated basis, in which premiums may be adjusted to reflect actual claims experience, administrative expenses and income from investable funds attributable to a given policyholder. All other premiums are based on a guaranteed-cost method, for which there is no retrospective adjustment for actual experience. Both guaranteed-cost and experience-rated contracts generally permit annual rate adjustments.

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to discharge reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of experience-rated policies.

     Interest on reserve and fund balances is credited to experience-rated policyholders through rates that are either set at the Company's discretion or based on actual investment performance. For rates set at the Company's discretion, several interest-crediting rates are in effect on different types of reserves; generally, higher rates are credited to long-term funds than to short-term funds, reflecting the fact that higher yields are generally available on investments of longer maturities. For 1993, the rates of interest credited ranged from 2.9% to 8.5%.

     Approximately one-third of the reserves comprise liabilities that will be paid within one year, primarily for group life and medical and prepaid health claims. The remainder primarily include liabilities for long-term disability benefits and group life insurance benefits for disabled individuals.

     The profitability of medical and dental indemnity and prepaid health care products is largely dependent upon the accuracy of projections for health care cost inflation and utilization, and the adequacy of fees charged for administration and risk assumption. The profitability of other indemnity products depends on the adequacy of premiums charged relative to claims and expenses. Also, particularly in the case of prepaid health care products, control of claim costs can significantly affect profitability.

     CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated insurers.

                                  Competition

     Group indemnity insurance and prepaid health care are highly competitive, and no one competitor or small number of competitors is dominant across the country, although some regions are dominated by local HMOs. A large number of insurance companies and other entities compete in offering similar products. Competition exists both for employer-policyholders and for the employees in those instances where the employer offers the products of more than one company. Most group policies are subject to Company review and renewal on an annual basis, and policyholders may seek competitive quotations from several sources prior to renewal.

     The principal competitive factors that affect this segment are: (i) price;
(ii) quality of service; (iii) scope, cost-effectiveness and quality of provider networks; (iv) product responsiveness to customers' needs; (v) cost-containment services; and (vi) effectiveness of marketing and sales.

     The principal competitors of group insurance and prepaid health care businesses are the large life and health insurance companies that provide group insurance, numerous Blue Cross and Blue Shield organizations, stand-alone HMOs, and HMOs sponsored by major insurance companies and hospitals. Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and self-insurers. Addressing the needs of employee-consumers as well as of employers is increasingly important for success in these markets.

     CIGNA is one of the largest investor-owned insurance company providers of group life and health indemnity insurance, based on premiums and premium equivalents. It is the largest investor-owned HMO, based on the number of members. CIGNA is the second largest provider of group long-term disability coverages, based on premiums.

                               Health Care Reform

     Reform of the United States health care system to address issues of cost, access, universal coverage and quality is widely predicted for 1994. A number of proposals are on the federal and state legislative agendas that would change the way health care is financed and delivered. Many reform proposals contain elements of managed competition. Some include global budgets or some form of price controls as a short-term means to restrain health care costs. Managed competition is a market-based approach to the delivery of health care and health insurance. Other reform proposals include a national standard benefit package, limits on the use of pre-existing conditions to exclude coverage, limits on the tax deductibility of health insurance, and provisions for purchasing pools that are intended to give employers and employees greater purchasing power for health insurance and health care. Certain proposals, including the Clinton Administration's, would create increased levels of regulation to accomplish the goal of health care reform. Reform may provide flexibility for the states to adopt their own programs, which would result in multiple layers of regulation. The proposals are complex and will be actively debated by Congress and the individual states. Health care reform could cause some companies to leave health care-related markets and enter or increase their commitment to other markets, such as for life, accident or disability insurance. Because the reform measures that will ultimately be adopted are not known, CIGNA cannot predict the effect that health care reform will have on its business operations.

                                      AIDS

     The impact of Acquired Immune Deficiency Syndrome ("AIDS") claims to date has not been material for CIGNA. However, the U.S. Center for Disease Control has projected substantial increases in the number of AIDS cases and related deaths in the general population. If such projected increases occur, they will result in higher life and health benefits claims. CIGNA anticipates that most AIDS claims in its Employee Life and Health Benefits business should be recoverable through the experience-rating process and appropriate rate increases for guaranteed-cost and prepaid products.

D. Employee Retirement and Savings Benefits

                                    General

     CIGNA's Employee Retirement and Savings Benefits businesses provide investment products and professional services primarily to sponsors of qualified pension, profit-sharing and retirement savings plans. These products and services are marketed through CG Life and certain other subsidiaries.

     Net earned premiums and fees for, and deposits to, general, separate and investment advisory accounts for this segment for the year ended December 31, were as follows:

                                                                       1993         1992         1991
                                                                     --------     --------     --------
                                                                               (IN MILLIONS)
    Premiums and Fees:
      General Account:
        Guaranteed................................................   $    151     $    110     $    169
        Experience-rated..........................................         99           96           89
                                                                     --------     --------     --------
                                                                          250          206          258
      Separate Accounts...........................................         46           42           42
                                                                     --------     --------     --------
        Total Premiums and Fees...................................   $    296     $    248     $    300
                                                                     --------     --------     --------
                                                                     --------     --------     --------
    Deposits:
      General Account:
        Guaranteed................................................   $    102     $    411     $    558
        Experience-rated..........................................      1,457        1,640        2,564
                                                                     --------     --------     --------
                                                                        1,559        2,051        3,122
      Separate Accounts...........................................      1,177          512          482
      Investment Advisory Accounts................................         75           43           54
                                                                     --------     --------     --------
        Total Deposits............................................   $  2,811     $  2,606     $  3,658
                                                                     --------     --------     --------
                                                                     --------     --------     --------

     Assets under management for this segment as of December 31 were as follows:

                                                                       1993         1992         1991
                                                                     --------     --------     --------
                                                                               (IN MILLIONS)
    Assets under management:
      General Account:
        Guaranteed................................................   $  4,369     $  3,933     $  3,460
        Experience-rated..........................................     17,171       16,937       16,882
                                                                     --------     --------     --------
                                                                       21,540(1)    20,870       20,342
      Separate Accounts...........................................     12,301       11,223       10,847
      Investment Advisory Accounts................................        628          643          637
                                                                     --------     --------     --------
          Total...................................................   $ 34,469(1)  $ 32,736     $ 31,826
                                                                     --------     --------     --------
                                                                     --------     --------     --------

- ---------------
(1) General Account assets under management increased $521 million as a result of implementing SFAS No. 115.

                         Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. CIGNA's primary marketing emphasis is on defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years. Defined contribution plan assets amounted to approximately $15.9 billion or 46% of assets under management for this segment as of December 31, 1993, compared with $13.8 billion or 42% as of December 31, 1992. The balance of this segment's assets under management relate primarily to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula. CIGNA is increasing its marketing efforts for defined benefit plans.

     CIGNA sells investment products and investment management services, either separately or as full-service packages with administrative and other professional services, to pension plan sponsors. Traditionally, CIGNA's marketing emphasis has been on sales of full-service products that include investment management and pension services to middle market customers with plan assets of $500,000 to $50 million. In recent years, however, this emphasis has expanded to include sales to sponsors of larger plans that look to more than one entity to provide actuarial, administrative or investment services and products, or combinations thereof. For defined contribution plans, principally 401(k) plans, CIGNA markets products that provide both investment management services and plan level and participant recordkeeping, as well as employee communications, enrollment, plan design and other consulting services. For defined benefit plans, CIGNA provides investment, administrative and professional services, including recordkeeping, plan documentation, and actuarial valuation and consulting. In addition, CIGNA offers single premium annuities, both on guaranteed and experience-rated bases; and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     Pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts") of CG Life. The General Account supports both guaranteed and experience-rated contracts. Guaranteed contracts comprise single premium annuities and GICs. As of December 31, 1993, guaranteed single premium annuities accounted for $2.9 billion, and GICs accounted for $1.5 billion, of General Account assets under management for the Employee Retirement and Savings Benefits segment.

     For 1993, the interest rate on reserves for guaranteed single premium annuities ranged from 3.25% to 12.75%, with a weighted average of 8.6%. The rate of interest credited in 1993 on CIGNA's GICs ranged from 5% to 13%, with a weighted average rate of 9.6%. CIGNA's GICs and single premium annuities generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to the Company's liquidity and capital resources.

     Experience-rated contracts that are supported by the General Account ("policyholder contracts") have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to policyholders through credited interest and termination provisions.

     Credited interest rates on policyholder contracts are generally declared annually in advance and may be changed prospectively by the Company from time to time. Credited interest rates reflect investment income and realized gains and losses. Credited interest rates on policyholder contracts for 1993 ranged from 6% to 10%, with a weighted average rate of 7.4%.

     The termination provisions of $4.8 billion, or 100%, of the Company's defined benefit policyholder contract liabilities that are subject to withdrawal, and the termination provisions of $3.8 billion, or 38%, of the Company's liability for defined contribution policyholder contracts, provide the policyholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments. Under the market value method, the Company approximates the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate assumed is based on current market interest rates. Under the installment method, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula derived to pass investment gains and losses (reflecting non-accruals and impairments) through to policyholders. Withdrawals under the installment method have been insignificant to the Company.

     The termination provisions of $6.2 billion, or 62%, of the Company's liability for defined contribution policyholder contracts contain a book value mechanism for withdrawals at policyholder termination. Under certain circumstances, payout of book value is subject to deferral and the rate of interest credited may be reduced for the recovery of investment losses (including non-accruals and impairments).

     The Separate Accounts allow customers the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, mutual funds and short-term securities. Approximately $7.4 billion, or 60%, of the assets in the Separate Accounts support experience-rated contracts under which the risks and benefits of investment performance are borne entirely by the customers.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 1993 and 1992, the amount of minimum benefit guarantees under these contracts was $4.9 billion and $4.5 billion, respectively. Reserves in addition to the

Separate Account liabilities are established when CIGNA believes a payment will be required under one of these guarantees. As of December 31, 1993, reserves of $6 million had been established to provide for the cost of interest guarantees. For additional information, see Note 17 to CIGNA's 1993 Financial Statements.

     CIGNA monitors contract termination experience on an ongoing basis. Of those assets subject to withdrawal, persistency for 1993 was 94%, compared with 93% and 85% in 1992 and 1991, respectively. The lower persistency rate in 1991 primarily reflected the termination of a large defined benefit plan by a single customer.

                                  Distribution

     CIGNA's retirement products and services are distributed primarily through CG Life salaried group pension representatives both directly and through career agents, independent insurance agents and brokers, pension plan consultants, investment advisors, and other service providers. As of December 31, 1993, CG Life had a field organization consisting of 51 pension sales representatives and 155 service consultants and administrative personnel located in 25 sales and service offices throughout the United States.

                              Pricing and Reserves

     CIGNA establishes reserves for experience-rated contracts in an amount equivalent to the contractholder funds on deposit with it, including liability for estimated experience refunds based upon the results of each contract. Profitability on these contracts is based primarily on margins included in charges for investment and administrative services and risk assumption. Premiums and fees for annuity products are based on assumptions as to mortality experience, investment returns, expenses and target profit margins. For guaranteed-cost contracts, the reserve established is the present value of expected future obligations based on these assumptions, with a margin for adverse deviation. Profitability on guaranteed-cost contracts is affected by the degree to which future experience deviates from these assumptions.

                                  Competition

     The pension marketplace is highly competitive. CIGNA's competitors include other insurance companies, banks, investment advisors, certain service and professional organizations, and increasingly, mutual funds. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance and, more recently, vendor financial condition as indicated by ratings issued by nationally recognized rating agencies. Business growth may be constrained by withdrawals and lower deposits resulting from decisions by pension plan sponsors to diversify assets and fund management.

     The largest single pension manager holds less than a 5% market share, as measured by assets under management. According to a survey published in "Pensions & Investments," CIGNA ranked 5th among insurers, and 15th among pension managers overall, in terms of pension and employee retirement savings plan assets under management.

E. Individual Financial Services

                                    General

     CIGNA's Individual Financial Services businesses market a broad range of insurance and investment products and services to individuals and corporations. CIGNA also assumes reinsurance of certain risks under policies written by other insurance companies.

     The following table sets forth the net earned premiums and fees, and deposits, for this segment.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1993          1992          1991
                                                              --------      --------      --------
                                                                         (IN MILLIONS)
        Premiums and Fees:
          Life...........................................     $    513      $    392      $    378
          Health.........................................           55            57            74
          Reinsurance....................................          246           261           247
                                                              --------      --------      --------
            Total premiums and fees......................     $    814      $    710      $    699
                                                              --------      --------      --------
                                                              --------      --------      --------
        Deposits, primarily for universal life
          products.......................................     $  2,506      $  1,040      $    928
                                                              --------      --------      --------
                                                              --------      --------      --------

     The following table provides data on sales and additions, terminations and life insurance in force for this segment, including assumed reinsurance, and reinsurance ceded to other companies.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1993          1992          1991
                                                              --------      --------      --------
                                                               (DOLLAR AMOUNTS IN MILLIONS EXCEPT
                                                                 AVERAGE SIZE POLICY IN FORCE)
        In force, beginning of the year..................     $ 60,749      $ 56,510      $ 48,208
                                                              --------      --------      --------
          Sales and Additions(1):
            Permanent....................................       23,551         7,055        11,042
            Term.........................................        3,857         4,279         3,211
                                                              --------      --------      --------
          Total..........................................       27,408        11,334        14,253
                                                              --------      --------      --------
          Less Terminations:
            Surrenders and conversions...................        1,813         2,139         1,199
            Lapses.......................................        2,549         2,921         2,707
            Other........................................        2,522         2,035         2,045
                                                              --------      --------      --------
          Total..........................................        6,884         7,095         5,951
                                                              --------      --------      --------
        In force, end of the year:
          Permanent......................................       61,210        40,623        36,557
          Term...........................................       20,063        20,126        19,953
                                                              --------      --------      --------
            Total........................................     $ 81,273      $ 60,749      $ 56,510
                                                              --------      --------      --------
                                                              --------      --------      --------
        Reinsurance ceded included above.................     $ 10,700      $  9,971      $  9,457
                                                              --------      --------      --------
                                                              --------      --------      --------
        Number of policies in force:
          Participating..................................       79,042        29,813        31,647
          Non-participating..............................      410,633       414,389       422,913
                                                              --------      --------      --------
            Total........................................      489,675       444,202       454,560
                                                              --------      --------      --------
                                                              --------      --------      --------
        Average size policy in force:
        By type:
          Participating..................................     $243,239      $ 77,797      $ 74,005
                                                              --------      --------      --------
                                                              --------      --------      --------
          Non-participating..............................     $151,101      $141,003      $128,083
                                                              --------      --------      --------
                                                              --------      --------      --------
        By division:
          CIGNA Individual Insurance.....................     $178,639      $141,987      $126,538
                                                              --------      --------      --------
                                                              --------      --------      --------
          CIGNA Reinsurance - Life-Accident-Health.......     $132,748      $124,213      $116,747
                                                              --------      --------      --------
                                                              --------      --------      --------
          Total..........................................     $165,974      $136,879      $124,318
                                                              --------      --------      --------
                                                              --------      --------      --------

- ---------------

(1) For 1993, $17 billion of sales and additions were participating, with the remainder non-participating. For 1992 and 1991, substantially all sales and additions were non-participating.

     As of December 31, 1993, total life insurance in force for this segment included assumed reinsurance of approximately $16.6 billion, compared with $16.4 billion as of December 31, 1992 and $15.9 billion as of December 31, 1991. In 1993, assumed reinsurance (included in sales and additions) totaled $3.6 billion compared with $3.9 billion and $2.7 billion in 1992 and 1991, respectively.

Individual Products

     CIGNA's individual insurance products include term and permanent life insurance, disability insurance, and annuities. Term life insurance provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Permanent life insurance, offered on a participating or non-participating basis, provides coverage that does not expire after a term of years and builds a cash value that equals the full policy amount if the insured is alive on the policy maturity date. In participating insurance, policyholders directly participate in policy earnings through dividends. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in the policyholder's future premium payments.

     Products that provide permanent coverages include whole life, universal life and variable universal life. Whole life provides fixed benefits and level premium payments. Universal life provides benefits that fluctuate with the amount of variable premiums paid, and interest credits, mortality and expense charges made, to the policy. Premiums and benefits in universal life products vary with the design of the benefits being funded. Variable universal life provides benefits that also fluctuate, but with the performance of one or more investment accounts.

     CIGNA offers both fixed and variable annuity products. Fixed annuities accumulate value at a fixed rate of interest on the invested premium (less applicable expenses and contract charges). Variable annuities accumulate value at levels determined by the contractholder's allocation of premium among a portfolio of mutual funds and fixed rate accounts, and the underlying investment performance of the selected funds (less applicable expenses and contract charges). CIGNA also markets a number of individual investment products and services, including mutual funds, and fee-based financial planning.

     Principal markets for products and services sold to individuals are affluent executives, professionals and small business owners (typically with incomes above $100,000 and net worths of $1.5 million or more).

     Individual insurance products are also sold to corporations to provide coverage on the lives of certain of their employees. Principal markets for corporate-owned life insurance ("COLI") are Fortune 1000 companies. The COLI market, and sales volume for COLI products, tend to be volatile. During 1993 the face amount of new sales (as shown in the preceding tables) of COLI universal life business issued on a participating basis was approximately $17 billion, accounting for the increases in deposits, permanent sales and in force, and the number and average size of participating policies.

     As of December 31, 1993 and 1992, approximately 64% and 85%, respectively, of CIGNA's individual life insurance in force was non-participating permanent, which includes interest-sensitive products such as universal life. The year-over-year decline was due to the large COLI sales mentioned above.

     Interest credited on whole life products is at a minimum guaranteed rate. For interest-sensitive products, credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where credited interest exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on interest-sensitive products for 1993 ranged from 4% to 9.5%.

     Interest rates for policy loans on individual life insurance products are defined in the contract and are either variable or fixed. Variable interest rates are tied to an external index specified in the contract and are subject to a specified minimum rate. The interest rates charged to the policyholder on borrowed funds ("loan rates") are generally greater than the interest rates credited to the policyholder on those funds, and such loan rates and the related credited interest rates tend to move in tandem as interest rates fluctuate. A large portion of the contracts that provide for fixed rates also provide for a relatively constant spread between the policy loan rate and the related credited interest rate.

     Most individual life insurance products have surrender charges to recover policy acquisition costs and to encourage persistency. Persistency for these products was approximately 95% in 1993, 1992 and 1991.

Reinsurance Products

     Reinsurance products sold through this segment include coverages for part or all of the risks under policies written by other insurance companies for group life and health, individual life and health, and special risks, such as travel accident and workers' compensation catastrophe coverages. The principal markets for these products are individual and group life and health insurers and special risk and workers' compensation units of property-casualty insurers.

     Reinsurance coverages generally extend for the same duration as the underlying direct policies: from one year or less for group, special risk and individual life term policies, to time of lapse or expiration at death for permanent individual life and individual health policies. Most permanent reinsurance coverages have recapture charges to recover policy acquisition costs and to encourage persistency.

                                  Distribution

     As of December 31, 1993, CG Life sold individual insurance products primarily through approximately 875 full-time career agents and through brokers specializing in COLI products. Investment products are sold through the career agents, who are also registered representatives of a CIGNA broker-dealer. Annuities are distributed through stockbrokers and banks as well as through career agents.

     The COLI marketplace is dominated by a limited number of brokers. The volume of business from each of the brokers with whom CIGNA has a relationship tends to fluctuate over time. The participating COLI sales in 1993 were placed through one broker, the loss of which would have a significant adverse effect on new sales of corporate-owned participating universal life insurance.

     Reinsurance products are sold in the United States, Canada and Europe through a small sales force and through domestic and foreign brokers.

                       Pricing, Reserves and Reinsurance

     Premiums for life and disability insurance, annuities and assumed reinsurance are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins as well as interest rates and competitive considerations. The long-term profitability of individual products is affected by the degree to which future experience deviates from these assumptions. Fees for universal life insurance products consist of mortality, administration and surrender charges assessed against the policyholder's fund balance. Interest credits and mortality charges for universal life, and mortality charges on variable premium products, may be adjusted prospectively to reflect expected interest and mortality experience. Dividends on participating insurance products may be adjusted to reflect prior experience.

     For individual disability, annuity, traditional and variable premium life insurance and individual life and health reinsurance in force, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums. For universal life insurance, CIGNA establishes reserves for deposits received and investment income credited to the policyholder, less mortality, administration and surrender charges assessed against the policyholder's fund balance. In addition, for all individual and reinsurance products, CIGNA establishes claim reserves for claims received but not yet paid, based on the amount of the claim received, and for claims incurred but not reported, based on prior claim experience.

     CIGNA maintains a variety of reinsurance agreements with non-affiliated insurers to limit its exposure to large life and health losses and to multiple losses arising out of a single occurrence. Although such reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount of reinsurance ceded, provided that reinsurers meet their obligations.

                                  Competition

     The individual insurance, annuity and investment business is highly competitive. No one competitor or small number of competitors dominates. More than 1,000 domestic life insurance companies may offer one or more individual insurance and annuity products, and approximately 40 companies may offer one or more reinsurance products, similar to those offered by CIGNA. In addition, some of CIGNA's individual financial businesses compete with non-insurance organizations, including commercial and savings banks, investment advisory services, investment companies and securities brokers. Competition focuses on product, service, price, distribution method and, more recently, the financial strength of the vendor as indicated by ratings issued by nationally recognized rating agencies. CIGNA has benefited competitively from CG Life's financial strength and stability, and from the quality of its distribution systems.

     The COLI marketplace is also highly competitive. The Company principally competes with approximately half of the 25 largest domestic life insurance companies that may offer one or more COLI products. Competition in this market focuses primarily on product design, underwriting, price and administrative servicing capabilities, as well as vendor financial strength.

     Based on information published by A.M. Best, CG Life was the 32nd largest individual life insurer in terms of aggregate individual life insurance in force, and the 7th largest in terms of direct premiums, in the United States.

                                 Other Matters

     CIGNA does not expect AIDS claims, discussed on page 6, to have a significant effect on the results of operations of this segment. Where appropriate, CIGNA tests for AIDS antibodies and considers AIDS information in underwriting coverages and setting rates.

     Legislation may be proposed that could change the policyholder tax treatment of certain of the Company's interest-sensitive products and, thus, adversely affect future sales and persistency of such products.

F. Property and Casualty

                         Principal Products and Markets

     CIGNA provides property and casualty insurance and reinsurance for customers in the United States and international markets, primarily Europe, Canada, the Pacific region and Latin America. During 1993, United States and international markets constituted approximately 56% and 44%, respectively, of the total earned premiums and fees for this segment. CIGNA provides insurance coverage under standard risk transfer arrangements and provides coverages and services for customers who wish to increase their levels of risk retention or to self-insure. Principal product lines include workers' compensation, commercial packages, casualty (including commercial automobile and general liability), property, and marine and aviation. CIGNA also markets life, accident and health insurance coverages in a number of international markets.

     CIGNA also reinsures risks written by other insurance companies. It offers treaty reinsurance on both a full risk and finite risk basis. Treaty reinsurance is the reinsurance of a specified type, category or class of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. CIGNA also writes facultative reinsurance, which is the reinsurance of all or a portion of the insurance provided by a single policy. During 1993, approximately 90% of reinsurance premiums in the Property and Casualty segment were written on a treaty basis and 10% on a facultative basis. Approximately 77% of CIGNA's treaty reinsurance premium and all of its facultative reinsurance premium currently written is for property coverage.

     In recent years and increasingly during 1993, CIGNA has implemented strategies to change the business mix of its domestic operations. In the specialty insurance market, CIGNA has discontinued writing domestic-based airlines and most professional liability coverages and has divested its contract surety bond business. In this market, CIGNA is focusing on excess casualty and homeowners business. In the medium-sized risk market, CIGNA intends to reduce the number of individual risks written, and increase production of group business, such as through affinity groups, associations and national broker blocks of business. In addition, CIGNA is focusing on writings of workers' compensation business that involves standard risk transfer in states with regulatory climates in which the Company believes it can operate profitably. Since 1990, CIGNA has implemented more restrictive risk selection and raised prices for its international property coverages. Also, CIGNA has withdrawn substantially from the domestic voluntary personal automobile insurance market and the London property and casualty assumed reinsurance market. The Company routinely re-evaluates the regulatory and reserving environment associated with these automobile and London reinsurance lines of business, and future changes in related reserves could occur.

     CIGNA generally attempts to protect itself from economic loss arising from foreign exchange exposure in its international operations by maintaining invested assets abroad that are currency specific in support of its foreign obligations. For information on the effect of foreign exchange exposure on CIGNA, see Notes 1(N) and 13 to CIGNA's 1993 Financial Statements.

     Until recently, CIGNA wrote financial guarantees on municipal bonds and certain corporate debt obligations (which are reported in the Property and Casualty segment) and on industrial revenue bonds (which are reported in other segments). For additional information, see Note 17 to CIGNA's 1993 Financial Statements.

     CIGNA's domestic subsidiaries are members of, or participate in, various voluntary associations and syndicates that facilitate the underwriting of large or highly concentrated risks. The associations distribute the risks assumed among the members, provide specialized inspection and engineering services and may use special forms of coverage to control overall exposures.

     In addition, regulatory authorities require the participation of CIGNA's domestic subsidiaries in various joint underwriting associations and pools, including workers' compensation pools that are unprofitable and represent a cost of conducting business in certain jurisdictions. Underwriting losses in these pools are the result of inadequate rate levels, the failure of states to institute workers' compensation reforms and reduced levels of voluntary writings by the industry.

     The following table sets forth geographic distribution of GAAP net earned premiums and fees for the products of this segment.

                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                             1993                  1992
                                                                       ----------------      ----------------
                                                                            (DOLLAR AMOUNTS IN MILLIONS)
Domestic:
  California......................................................     $  408         8%     $  439         8%
  New York........................................................        287         6         383         7
  New Jersey......................................................        252         5         259         4
  Texas...........................................................        233         5         292         5
  Pennsylvania....................................................        205         4         214         4
  Florida.........................................................        154         3         184         3
  Massachusetts...................................................        122         2         160         3
  Illinois........................................................        115         2         145         2
  All other.......................................................      1,088        21       1,336        23
                                                                       ------      ----      ------      ----
    Total Domestic................................................      2,864        56       3,412        59
                                                                       ------      ----      ------      ----
Foreign:
  Japan...........................................................        810        16         650        11
  United Kingdom..................................................        412         8         482         8
  Belgium.........................................................        169         3         196         4
  France..........................................................        101         2         142         3
  All other.......................................................        780        15         878        15
                                                                       ------      ----      ------      ----
    Total Foreign.................................................      2,272        44       2,348        41
                                                                       ------      ----      ------      ----
    Total.........................................................     $5,136       100%     $5,760       100%
                                                                       ------      ----      ------      ----
                                                                       ------      ----      ------      ----

- ---------------

For 1993 and 1992, earned premiums and fees were substantially the same as written premiums.

     CIGNA's property and casualty insurance subsidiaries provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses, commissions to agents or brokers, other operating expenses and policyholders' dividends, underwriting profits are realized. The "combined ratio" is a frequently used measure of property and casualty underwriting performance. On a GAAP basis, this ratio is the sum of (i) the ratio of incurred losses and associated loss expenses to earned premiums (the "loss and loss expense ratio"), (ii) the ratio of expenses incurred for sales commissions, premium taxes, administrative and other operating expenses to earned premiums (the "expense ratio") and (iii) the ratio of policyholders' dividends to earned premiums (the "policyholder dividend ratio"), each of these three ratios being expressed as a percentage. The statutory combined ratio differs from the GAAP ratio primarily in that the expense ratio and the policyholder dividend ratio are calculated as a percent of written premiums, rather than earned premiums. When the combined ratio is over 100%, underwriting results are not profitable. The combined ratios for CIGNA's property and casualty product lines and total property and casualty operations are shown in the table on page 16.

     Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, funds become available for investment by CIGNA. The combined ratio does not reflect investment income from these funds, investment gains and losses, results of non-insurance business, or federal income tax expenses or benefits. Such investment income, when added to underwriting profits or losses, other items (including federal income tax expenses or benefits), investment income from accumulated earnings and capital, and realized investment gains and losses, produces net income or loss. For information concerning investment income, see "Investments and Investment Income -- Property and Casualty Investments" on pages 31 and 32.

     The following tables set forth GAAP net earned premiums and fees, underwriting results, combined ratios and net investment income for the products of this segment.

                                                                        YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                              1993                1992               1991
                                                        ----------------    ----------------    ---------------
                                                                     (DOLLAR AMOUNTS IN MILLIONS)
Premiums and Fees/Percent of Total Premiums and Fees:
  Domestic Lines:
    Workers' compensation.............................  $   710       14%   $ 1,045       18%   $1,230       20%
    Commercial packages...............................      611       12        737       13       819       14
    Casualty..........................................      457        9        669       12       676       11
    Property..........................................      243        5        223        4       278        5
    Marine and aviation...............................      181        3        146        3       134        2
    Personal automobile...............................      129        2        126        2       191        3
    Homeowners........................................      102        2        110        2       127        2
    Other.............................................       95        2         72        1        78        1
                                                        -------    -----    -------    -----    ------    -----
      Total...........................................    2,528       49      3,128       55     3,533       58
  International (excluding international
    reinsurance)......................................    1,293       25      1,403       24     1,470       24
  Reinsurance (including international reinsurance)...      537       11        601       10       616       10
  International life and health.......................      778       15        628       11       495        8
                                                        -------    -----    -------    -----    ------    -----
         Total Premiums and Fees......................  $ 5,136      100%   $ 5,760      100%   $6,114      100%
                                                        -------    -----    -------    -----    ------    -----
                                                        -------    -----    -------    -----    ------    -----
Underwriting Loss/Combined Ratios:
  Domestic Lines:
    Workers' compensation.............................  $  (130)   118.4%   $  (197)   118.8%   $ (299)   124.4%
    Commercial packages...............................     (334)   154.6       (254)   134.5      (117)   114.2
    Casualty..........................................     (684)   249.5       (196)   129.4      (144)   121.3
    Property..........................................     (101)   141.7       (127)   156.7       (29)   110.4
    Marine and aviation...............................      (30)   116.9        (50)   134.2        (5)   103.4
    Personal automobile...............................      (64)   149.9        (76)   159.9       (38)   119.8
    Homeowners........................................      (14)   113.9        (15)   113.6       (20)   115.7
    Other.............................................       (5)   105.0         (7)   109.2        (9)   112.4
                                                        -------             -------             ------
      Total...........................................   (1,362)   153.9       (922)   129.4      (661)   118.8
  International (excluding international
    reinsurance)......................................      (69)   105.4       (183)   113.0      (209)   114.2
  Reinsurance (including international reinsurance)...     (200)   137.1       (499)   183.1      (103)   116.7
                                                        -------             -------             ------
         Underwriting Loss/Combined Ratio:
             After Policyholders' Dividends...........  $(1,631)   137.4    $(1,604)   131.3    $ (973)   117.3
                                                        -------             -------             ------
                                                        -------             -------             ------
             Before Policyholders' Dividends..........  $(1,501)   134.4    $(1,615)   131.5    $ (966)   117.2
                                                        -------             -------             ------
                                                        -------             -------             ------
Net investment income, pre-tax:
  Domestic lines......................................  $   486             $   556             $  593
  International.......................................      186                 185                195
  Reinsurance.........................................       81                 101                110
                                                        -------             -------             ------
      Total...........................................  $   753             $   842             $  898
                                                        -------             -------             ------
                                                        -------             -------             ------

     The above table is presented on a GAAP basis. Industry results are more readily available on a statutory basis. CIGNA's statutory combined ratio after policyholders' dividends was 126.5 for 1993. CIGNA's 1993 statutory ratio was favorably affected by 9 points due to changes in the discounting of certain workers' compensation reserves.

     CIGNA's results have been adversely affected in recent years by a highly competitive pricing environment, which has resulted in general deterioration in its combined ratio. (The significance of the combined ratio is explained on page 15.) CIGNA's statutory combined ratio for 1993 was adversely affected by 9.0 points for environmental pollution losses and 3.9 points for asbestos-related losses, with the remainder primarily attributable to price deterioration and unfavorable underwriting.

     It is not known to what extent the types of losses reflected in CIGNA's combined ratio are also reflected in the combined ratios of other companies. The average statutory combined ratio for the nine months ended September 30, 1993 for companies that write at least 70% commercial coverage and file data with the Insurance Services Office was 112.5%. However, caution should be exercised in using this data because it is not possible to compare meaningfully an individual company's combined ratio with an industry average due to numerous variables, including product mix and amounts of fee for service business, which differ between companies.

                                  Competition

     The principal competitive factors that affect the property and casualty products of this segment are (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) operating efficiencies; and (v) product differentiation and availability. In the highly competitive environment of the past several years, CIGNA has reduced its premium volume rather than maintain business at inadequate prices, and its share of domestic and international markets has declined. Competition has intensified due to increased capacity in the direct insurance market resulting from growing capital supporting the industry. In international markets, particularly western Europe, price competition is intense as companies compete for market share.

     Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a factor in the Company's competitive position. Continued pressure on ratings of the domestic Pool Group is expected because of continued losses. If the A.M. Best rating of the Pool Group drops from its current A- level, the Company's ability to write the domestic lines at present levels would be adversely affected, although the effects cannot be reasonably estimated.

     In its international life insurance operations, CIGNA focuses on those market segments where it can compete effectively based on service levels and product design, and achieve an adequate level of profitability in the long term. It generally does not attempt to compete with large, entrenched local companies.

     Property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers (who may have an employed agency force) or brokers, or through self-insurance, including the use by corporations of subsidiary captive insurers. Approximately 3,900 companies compete for this business in the United States and no single company or group of affiliated companies is dominant. In 1993 and 1992, CIGNA's domestic property and casualty statutory net written premiums amounted to approximately 1.1% and 1.2%, respectively, of the total market. Internationally, CIGNA competes directly with foreign insurance companies as well as with other U.S.-based companies. CIGNA's reinsurance operations compete with over 100 reinsurers around the world.

     Based on information published by A.M. Best, CIGNA's domestic property and casualty insurance subsidiaries rank 16th in annual net premiums written, CIGNA is the 3rd largest U.S. writer of commercial multi-peril coverages, 13th largest of workers' compensation coverages and 12th largest of commercial auto coverages.

     Based on revenues, CIGNA's international operations are the second largest U.S.-based provider of insurance products and services. CIGNA's reinsurance operations rank 14th domestically and 24th worldwide in annual net premiums written.

                                  Distribution

     In the United States, CIGNA markets its insurance products principally through independent agents and brokers. CIGNA is reducing the number of producers through which it markets its products to focus on those producers who historically have provided more profitable business, to better manage the change in business mix described on pages 13 and 14 and to reduce expenses associated with writing the business. The current producer force of approximately 3,000 is expected to be reduced to about 2,500 during 1994. In addition, CIGNA is increasing the use of brokers in the medium-sized risk market in an effort to increase the amount of group business that is written.

     Property and casualty direct coverage is sold in the international marketplace primarily through brokers. A network of offices in about 50 jurisdictions provides claims and account services to international customers and brokers. Life, accident and health insurance products are sold in the international marketplace through approximately 7,000 brokers and agents. Reinsurance products are sold worldwide, with approximately 52% of 1993 business volume sold directly to client companies and the remainder through reinsurance brokers. About 56% of the brokered reinsurance business was sold through 30 broker organizations.

                               Ceded Reinsurance

     To protect against losses greater than the amount that it is willing to retain on any one risk or event, CIGNA purchases reinsurance from unaffiliated insurance companies. The Company is not substantially dependent upon any single reinsurer. The Company's largest aggregation of reinsurance recoverables as of December 31, 1993 and 1992, at approximately 9% and 6%, respectively, was with syndicates affiliated with Lloyd's of London, with such recoverables spread over in excess of 100 syndicates. Although reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount ceded, and thus will be limited to the amount of risk retained, provided that reinsurers meet their obligations. In recent years, in order to improve the long-term cost effectiveness of its reinsurance program, CIGNA has generally purchased less reinsurance and retained more risk. Changes in CIGNA's property catastrophe reinsurance program for domestic and international business are described on page 19 of the MD&A section of its 1993 Annual Report.

     The collectibility of reinsurance is largely a function of the solvency of reinsurers. CIGNA cedes risk to reinsurers who meet certain financial security standards and monitors their quality and financial condition. In its selection and monitoring process, CIGNA examines its reinsurers' financial performance and reserve adequacy; considers factors such as the quality of their management; and considers ratings and reviews of them by independent sources. When deemed appropriate, CIGNA seeks collateral from reinsurers; reassumes, in return for a settlement, risks for which it had previously purchased reinsurance; and establishes allowances for potentially unrecoverable reinsurance. Reinsurance disputes can delay recovery of reinsurance and, in some cases, affect its collectibility. Disputes resulting in such delays have increased in recent years, particularly on larger and more complex claims, such as those related to professional liability, asbestos and London reinsurance market exposures. Losses for unrecoverable reinsurance were $28 million, $89 million and $28 million for 1993, 1992 and 1991, respectively. Of the loss for 1992, $62 million related to CIGNA's London reinsurance market exposures. Additional losses from unrecoverable reinsurance are likely to affect CIGNA's future results adversely, although the amounts and timing cannot be reasonably estimated.

                                    Reserves

General

     Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish "reserves," which are liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred, including events that have not been reported to the insurer.

     After a claim is reported, except for a class of very small claims that typically are settled quickly, a "case reserve" is established by claims personnel for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel, based on their experience and knowledge regarding the nature and value of the specific claim. Claims personnel review and update their estimates as additional information becomes available and claims proceed toward resolution.

     "Bulk reserves" are established on an aggregate basis (i) to provide for losses incurred but not yet reported to and recorded by the insurer; (ii) to provide for the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process; and

(iii) to adjust for the fact that, in the aggregate, case reserves may not accurately estimate the ultimate liability for reported claims. As part of the bulk reserving process, CIGNA's historical claims data and other information are reviewed and consideration is given to the anticipated impact of various factors such as legal developments, economic conditions and changes in social attitudes. Insurance industry experience is also considered.

     With respect to asbestos-related, environmental pollution and certain other long-term exposure claims, CIGNA does not establish bulk reserves, except for the estimated expenses of settling reported claims and except for claims related to certain major asbestos manufacturers' policies. See below for a more detailed discussion of reserving for these claims.

     The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent, there is no precise method for evaluating the adequacy of the consideration given to inflation or to any other specific factor affecting claims payments. However, the reserving process provides implicit recognition of the impact of inflation and other factors by taking into account changes in historic claims reporting and payment patterns. A number of analytical reserving techniques are used, which often yield differing results. Accordingly, estimating future claims costs is a complex and uncertain process. Because available claims data and other information are rarely definitive, the evaluation of such data's implications with respect to future losses requires the use of informed estimates and judgments.

     As additional experience and other data become available and are reviewed, the Company's estimates and judgments are revised and appropriate action is taken, which may include increases or decreases in CIGNA's estimate of ultimate liabilities for insured events of prior years. These increases or decreases, net of reinsurance, are reflected in results for the period in which the estimates are changed.

     CIGNA continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have grown in the last decade as loss estimates have become increasingly subject to changes in social and legal trends that expand the liability of insureds, establish new liabilities, and reinterpret insurance contracts to provide unanticipated coverage long after the related policies were written. As noted in the discussion below of asbestos-related, environmental pollution, and other long-term exposure claims, such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

     In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves. However, future changes in estimates of claims costs will adversely affect results in future periods, although such effects cannot be reasonably estimated.

Prior Year Development

     The adverse pre-tax effects during 1993, 1992 and 1991 on CIGNA's results of operations from insured events of prior years (prior year development) were $789 million, $656 million and $341 million, respectively.

     Of the prior year loss development during 1993, 82% was attributable to asbestos-related, environmental pollution and other long-term exposure claims, which are discussed below. The remaining development is discussed on pages 20 and 21 of the MD&A section of CIGNA's 1993 Annual Report.

  Asbestos-related, Environmental Pollution and Other Long-term Exposure Claims

     CIGNA continues to receive claims related to asbestos, environmental pollution and other long-term exposure claims asserting a right to recovery under insurance policies issued by the Company.

     Liabilities for these claims cannot be estimated using standard actuarial methods because developed case law and adequate claim history do not exist for such claims. In addition, these claims differ from almost all others in that it is generally not clear that an insured loss has occurred and which, if any, of multiple policy years and insurers may be liable. These uncertainties prevent identification of applicable policies and policy limits until after a claim is reported to the Company and substantial time is spent (many years in some cases), resolving contract issues and determining facts necessary to evaluate the claim.

     Estimating liabilities and recoveries for claims that will be asserted under assumed and ceded reinsurance policies is also subject to uncertainties similar to those affecting claims under direct policies. CIGNA expects recoveries from ceded reinsurance to reduce its future losses, although the amount of recoveries cannot be reasonably estimated.

     Under current law, CIGNA expects these types of claims will continue to be reported for the foreseeable future. The claims to be paid, if any, and timing of any such payments depend on resolution of the uncertainties associated with them, which are expected to extend over several decades.

     For the reasons discussed above, and further elaborated on below, CIGNA expects that its future results will continue to be adversely affected by losses and legal expenses for these types of claims. Because of the significant uncertainties involved, and the likelihood that they will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses and therefore is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

  Asbestos-related Claims

     Since 1985, CIGNA has carried reserves related to certain insurance policies issued for certain major asbestos manufacturers ("targets"), under which CIGNA expects to pay the limits of liability. These reserves (which include amounts for unreported claims and associated legal expenses) are equal to the policy limits of liability, minus payments made to date, plus an estimate of the associated future legal expenses.

     More recent asbestos bodily injury litigation has been filed against manufacturers and suppliers of diverse products that either contain asbestos or used it in the manufacturing process, as well as against contractors and building owners. There is inadequate history from which the Company can predict the number or types of policyholders that will receive asbestos-related claims, how many claims they will receive, the amounts of those future claims, the insurance coverages that might be called upon for defense and indemnification or the likelihood of those coverages having to respond to claims. Because the date of event for which insurance coverage might be determined is unclear, numerous policies with varying terms over many years may be involved.

     In addition to bodily injury cases, damage suits have been brought seeking reimbursement for the diminution in value of buildings containing asbestos materials and for the expense of removing and replacing asbestos insulation material and other building components made of asbestos. The Company and the insurance industry generally dispute that coverage applies to these asbestos-in-building claims.

     Within the various state and federal court systems, there have been conflicting decisions regarding the extent, if any, of the obligation of insurers to provide coverage and the method of allocation of costs among involved insurers. Additional uncertainties are created by efforts to create novel dispute resolution procedures in response to the burden of asbestos litigation on the courts, such as the proposed global settlement of future asbestos bodily injury claims brought against certain asbestos producers, which is being contested in the courts.

     The majority of CIGNA's losses and legal expenses for asbestos-related claims arise from its domestic property and casualty operations. As of December 31, 1993, 1992 and 1991, respectively, approximately 1,200, 950 and 900 policyholders had asbestos-related claims outstanding with the domestic operations. The 1993 amount includes 140 policyholders for which data had not previously been available. The number of policyholders with claims pending increased during 1993, 1992 and 1991 reflecting policyholders filing claims for the first time. During those years, there were no policyholders for which all pending claims were either dismissed or settled. CIGNA continues to litigate certain asbestos-related coverage issues, with 39 lawsuits involving 27 policyholders pending as of December 31, 1993.

     It is not possible to determine the Company's potential liability for asbestos-related claims based on the number of policyholders with claims outstanding. Additional information (which is not known for unreported claims) would be needed for such determination, including the extent of coverage, the policyholder's liability for claims tendered to it, the injuries allegedly sustained by the policyholder's claimants, and the number of claims pending against a policyholder. As discussed above, the lack of information on these and other matters prevents the estimation of liabilities for unreported asbestos-related claims.

     CIGNA establishes case reserves for reported asbestos-related claims as information permits and, during 1993, also established reserves for future legal and associated expenses for such reported claims. However, except for claims under the target manufacturers' policies discussed above, CIGNA does not establish reserves for unreported claims or for legal and associated expenses related to unreported claims because of the uncertainties described above.

     Reserve changes for asbestos-related claims before ("Gross") and after ("Net") the effects of reinsurance for the periods indicated are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                            1993               1992               1991
                                                       --------------     --------------     --------------
                                                       GROSS     NET      GROSS     NET      GROSS     NET
                                                       -----     ----     -----     ----     -----     ----
                                                       (IN MILLIONS)
Asbestos Bodily Injury Claims
Beginning reserves...................................  $ 486     $166     $ 442     $168     $ 453     $155
Plus incurred claims and claim adjustment expenses...    186      111       125       61        61       16
Less payments for claims and claim adjustment
  expenses...........................................   (108)     (61)      (81)     (63)      (72)      (3)
                                                       -----     ----     -----     ----     -----     ----
Ending reserves......................................  $ 564     $216     $ 486     $166     $ 442     $168
                                                       -----     ----     -----     ----     -----     ----
                                                       -----     ----     -----     ----     -----     ----
Asbestos-in-Building Claims
Beginning reserves...................................  $  70     $ 47     $  65     $ 40     $  76     $ 31
Plus incurred claims and claim adjustment expenses...    117       60        17        8        11       29
Less payments for claims and claim adjustment
  expenses...........................................    (19)     (10)      (12)      (1)      (22)     (20)
                                                       -----     ----     -----     ----     -----     ----
Ending reserves......................................  $ 168     $ 97     $  70     $ 47     $  65     $ 40
                                                       -----     ----     -----     ----     -----     ----
                                                       -----     ----     -----     ----     -----     ----

     During 1993 CIGNA was able to segregate and separately report asbestos-related reserves for certain of its excess and surplus and reinsurance contracts that were previously included in prior year development for lines of business such as casualty, commercial packages and reinsurance. The above table reflects this change for all periods presented. Excess and surplus business is generally subject to a significant amount of reinsurance; as a result, the effect on net reserves of losses for this business was not significant. The incurred claims and claim adjustment expenses for 1993 reflect the establishment in the third quarter of reserves of $72 million, net of reinsurance ($106 million gross), for future legal and associated expenses for reported claims.

  Environmental Pollution Claims

     The principal federal statute that requires cleanup of environmental damage is the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), passed in 1980. It imposes liability on "Potentially Responsible Parties" ("PRPs"), subjecting them to liability for clean-up costs regardless of fault, time period and relative contribution of pollutants. Superfund is subject to reauthorization by Congress in 1994; any changes in Superfund's system of allocating responsibility or funding clean-up costs could affect the liabilities of policyholders and insurers. The proposals being considered by Congress to reform Superfund are in the early stages of development, therefore, CIGNA is not able to determine what effect, if any, such enacted reform would have on its future results.

     In addition to Superfund, other federal environmental statutes exist, and state environmental statutes are, in some cases, stricter than the federal statutes. In addition to clean-up costs, environmental pollution may give rise to claims for bodily injury and property damage.

     Those identified as potentially responsible for environmental pollution typically assert that their liability is insured. As a result, CIGNA's environmental pollution claims have escalated rapidly since 1985, and a substantial and growing number of legal actions that involve insurers, including CIGNA, have been brought to determine insurance coverage issues.

     CIGNA and other insurers dispute coverage for the environmental liabilities of policyholders. Fundamental legal questions that will ultimately determine whether or not insurers have an obligation to provide coverage are being vigorously litigated and there is no consistency among the court decisions nationwide on these questions. Additional uncertainty arises because of the varying types and terms of policies, which may or may not provide for the costs of defense or contain pollution exclusions. Pollution exclusions may be absolute or may allow coverage for certain sudden and accidental events.

     The estimation of reserves for reported environmental pollution claims is difficult and likely to change as additional information emerges. Even if coverage issues on a particular claim are ultimately resolved in favor of the policyholder, that result may not be useful in setting reserves on other claims because of complex factual variations between sites, policyholders and policies. For example, at any given Superfund site, the allocation of liability varies greatly, depending on such factors as the amount and relative toxicity of the material contributed, extent of impairment to the environment and ability to pay. A PRP may have no liability, may share responsibility with others or may bear the cost alone. According to the Environmental Protection Agency, the average time period between issuance of initial notice of PRP status and determination of the method and cost of a site clean-up now averages about ten years. The issues have been resolved for relatively few waste sites.

     The majority of CIGNA's losses and expenses for environmental pollution claims arise from its domestic property and casualty operations. As of December 31, 1993, 1992 and 1991, respectively, the domestic operations had approximately 13,300, 9,200 and 7,000 environmental pollution files outstanding. During 1993, 1992 and 1991, new claim files opened were approximately 4,500 (including approximately 1,300 files for which data had not previously been available), 2,500 and 2,100, respectively, and pending claim files dismissed, settled or otherwise resolved were approximately 400, 300 and 200, respectively.

     A file represents each policyholder involved at a site, regardless of the number or type of claims asserted against the policyholder or the number or type of insurance policies (primary or excess) under which coverage is asserted. CIGNA disputes coverage for essentially all environmental pollution claims, and is involved in 493 coverage lawsuits as of December 31, 1993, compared with 449 as of December 31, 1992. Accordingly, and because of the many unresolved legal and factual issues described above, liabilities cannot be estimated from the number of environmental pollution files outstanding.

     CIGNA establishes case reserves for reported environmental pollution claims as information permits and, during 1993, also established reserves for future legal and associated expenses for such reported claims. However, CIGNA does not establish reserves for unreported claims or for legal and associated expenses related to unreported claims because of the uncertainties described above.

     Reserve changes for environmental pollution claims before ("Gross") and after ("Net") the effects of reinsurance for the periods indicated are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                          1993                1992               1991
                                                     ---------------     --------------     --------------
                                                     GROSS      NET      GROSS     NET      GROSS     NET
                                                     -----     -----     -----     ----     -----     ----
                                                                         (IN MILLIONS)
ENVIRONMENTAL POLLUTION CLAIMS
Beginning reserves.................................  $ 252     $ 148     $ 192     $ 98     $ 181     $ 97
Plus incurred claims and claim adjustment
  expenses.........................................    482       394       197      127       103       83
Less payments for claims and claim adjustment
  expenses.........................................   (141)     (112)     (137)     (77)      (92)     (82)
                                                     -----     -----     -----     ----     -----     ----
Ending reserves....................................  $ 593     $ 430     $ 252     $148     $ 192     $ 98
                                                     -----     -----     -----     ----     -----     ----
                                                     -----     -----     -----     ----     -----     ----

     During 1993, CIGNA was able to segregate and separately report environmental pollution reserves for certain of its excess and surplus contracts that were previously included in prior year development for lines of business such as casualty and commercial packages. The above table reflects this change for all periods presented. Excess and surplus contracts are generally subject to a significant amount of reinsurance; as a result, the effect on net reserves of losses for this business was not significant. The incurred claims and claim adjustment expenses for 1993 reflect the establishment in the third quarter of reserves of $268 million net of reinsurance ($335 million gross) for future legal and associated expenses for reported claims.

  Other Long-term Exposure Claims

     Other long-term exposure claims typically assert injuries from a substance, such as DES, lead or breast implants, which are manifested over an extended period of time. These claims may involve multiple policies, policyholders and insurers, with uncertainties similar to those affecting asbestos-related claims, in resolving whether, and which, insurers may be liable. In addition, there are questions as to which, if any, injuries or damages are caused by the particular product or substance.

     CIGNA's losses and legal expenses for other long-term exposure claims primarily arise from its domestic property and casualty operations. As of December 31, 1993 and 1992, respectively, approximately 1,000 and 700 policyholders had other long-term exposure claims outstanding with the domestic operations. The 1993 amount includes approximately 250 policyholders for which data had not previously been available. CIGNA continues to litigate other long-term exposure coverage disputes, with 49 lawsuits involving 48 policyholders pending as of December 31, 1993.

     CIGNA establishes case reserves for reported long-term exposure claims and, during 1993, also established reserves for future legal and associated expenses for such reported claims. However, CIGNA does not establish reserves for certain classes of unreported claims or for legal and associated expenses related to certain classes of unreported claims because of the uncertainties described above.

     The incurred claims and claim adjustment expenses, net of reinsurance, for other long-term exposures were $76 million, $16 million and $21 million for 1993, 1992 and 1991, respectively. The incurred claims and claim adjustment expenses in 1993 for other long-term exposure claims reflect the establishment in the third quarter of reserves of $35 million, net of reinsurance, for future legal and associated expenses for reported claims.

Reserve Analysis

     The following table presents a reconciliation of total beginning and ending reserve balances of the Property and Casualty segment for unpaid claims and claim adjustment expenses for the periods indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                             1993       1992       1991
                                                                            -------    -------    -------
                                                                                    (IN MILLIONS)
Gross Reserve for Unpaid Claims and Claim Adjustment
  Expenses--January 1....................................................   $17,478    $16,750    $16,660
    Less Reinsurance Recoverable.........................................     7,011      6,562      6,534
                                                                            -------    -------    -------
Net Reserve for Unpaid Claims and Claim Adjustment Expenses--January 1...    10,467     10,188     10,126
                                                                            -------    -------    -------
Plus incurred claims and claim adjustment expenses:
    Provision for insured events of the current year.....................     3,464      4,448      4,587
    Increase in provision for insured events of prior years..............       789        656        341
                                                                            -------    -------    -------
      Total incurred claims and claim adjustment expenses................     4,253      5,104      4,928
                                                                            -------    -------    -------
Less payments for claims and claim adjustment expenses:
    Attributable to insured events of the current year...................     1,153      1,371      1,454
    Attributable to insured events of prior years........................     3,017      3,454      3,412
                                                                            -------    -------    -------
      Total payments for claims and claim adjustment expenses............     4,170      4,825      4,866
                                                                            -------    -------    -------
Net Reserve for Unpaid Claims and Claim Adjustment
  Expenses--December 31..................................................    10,550     10,467     10,188
    Plus Reinsurance Recoverable.........................................     7,104      7,011      6,562
                                                                            -------    -------    -------
Gross Reserve for Unpaid Claims and Claim Adjustment
  Expenses--December 31..................................................   $17,654    $17,478    $16,750
                                                                            -------    -------    -------
                                                                            -------    -------    -------

     The table on page 25 presents the subsequent development of the estimated year-end property and casualty reserve, net of reinsurance ("net reserve") for the ten years prior to 1993. The first section of the table shows the estimated net reserve that was recorded at the end of each of the indicated years for all current and prior year unpaid claims and claim adjustment expenses. The second section shows the cumulative percentages of such previously recorded net reserve paid in succeeding years. The third section shows, as a percentage of such net reserve, the re-estimates of the net reserve made in each succeeding year.

     The indicated deficiency as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through 1993. The amounts noted are cumulative; that is, an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred in 1987 would be included in the indicated deficiency amount for the years 1987 through 1992. Yet, the deficiency would be reflected in operating results in 1993 only. The effects on income in the past three years due to changes in estimates of net reserve are shown as "Increase in provision for insured events of prior years" in the above table.

     Conditions and trends that have affected the reserve development reflected in the table may continue to change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

                                                                       YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                      1983    1984    1985    1986    1987    1988    1989    1990     1991     1992       1993
                                     ------  ------  ------  ------  ------  ------  ------  -------  -------  -------    -------
                                                                     (DOLLAR AMOUNTS IN MILLIONS)
Net reserve for unpaid claims and
 claim adjustment expenses.......... $4,584  $5,715  $7,299  $8,027  $8,784  $9,366  $9,731  $10,126  $10,188  $10,467    $10,550
                                     ------  ------  ------  ------  ------  ------  ------  -------  -------  -------    -------
                                     ------  ------  ------  ------  ------  ------  ------  -------  -------  -------    -------
Cumulative percentage of net reserve
 paid through:
   One year later...................   39.5%   38.3%   30.5%   31.0%   30.3%   31.1%   34.3%    33.7%    33.9%    28.8%
   Two years later..................   62.6    60.0    51.2    50.2    49.6    52.7    54.2     53.8     53.4
   Three years later................   76.6    79.3    66.8    65.4    65.7    67.6    69.3     68.5
   Four years later.................   91.5    92.7    79.5    78.9    77.0    78.9    80.7
   Five years later.................  101.1   104.2    90.4    88.4    84.7    87.9
   Six years later..................  110.5   114.0    99.1    95.2    92.8
   Seven years later................  118.0   122.9   105.4   102.9
   Eight years later................  126.2   129.4   112.9
   Nine years later.................  130.5   137.8
   Ten years later..................  139.7
Net reserve (percentage)
 re-estimated as of:
   One year later...................  105.1%  125.0%  101.7%  103.3%  102.7%  103.0%  103.1%   103.4%   106.4%   107.5%
   Two years later..................  128.3   127.3   108.8   106.2   105.0   105.9   106.9    107.4    115.5
   Three years later................  130.2   133.3   111.8   110.0   108.0   109.8   109.7    117.0
   Four years later.................  134.7   136.5   116.2   114.9   111.4   112.4   119.7
   Five years later.................  139.2   140.5   122.4   118.9   114.1   122.0
   Six years later..................  142.3   147.7   126.7   122.2   124.0
   Seven years later................  148.8   151.5   130.9   132.7
   Eight years later................  153.4   157.5   142.1
   Nine years later.................  159.8   170.7
   Ten years later..................  172.7

Net Indicated deficiency:            $3,331  $4,039  $3,073  $2,623  $2,109  $2,059  $1,913  $ 1,722  $ 1,578  $   789

Gross reserve--December 31..........                                                                           $17,478    $17,654
Less: Reinsurance recoverable.......                                                                             7,011      7,104
                                                                                                               -------    -------
Net reserve--December 31............                                                                           $10,467    $10,550
                                                                                                               -------    -------
                                                                                                               -------    -------
Gross re-estimated reserve..........                                                                           $18,850
Less: Re-estimated reinsurance
 recoverable........................                                                                             7,594
                                                                                                               -------
Net re-estimated reserve............                                                                           $11,256
                                                                                                               -------
                                                                                                               -------
Gross cumulative deficiency.........                                                                           $ 1,372
                                                                                                               -------
                                                                                                               -------

- ---------------

The liability for foreign subsidiaries was excluded for 1983 because claims and claim adjustment expenses by accident year for foreign subsidiaries were not available that year.

     On a GAAP basis, which is before the effects of reinsurance, CIGNA's 1993 year-end reserves totaled $17.7 billion. For GAAP purposes, CIGNA's reserves are generally carried at the full value of the estimated liabilities, except for certain workers' compensation liabilities assumed in pre-1984 reinsurance agreements. The discount for these liabilities, based on an assumed interest rate of 9%, was approximately $22 million as of December 31, 1993, and approximately $2 million was amortized in 1993. For state regulatory purposes, reserves are reported in accordance with statutory accounting procedures ("SAP"), which is net of the effects of reinsurance, and, on that basis, totaled $9.6 billion.

     The following table reconciles, as of year end, liabilities for unpaid claims and claim adjustment expenses determined for state regulatory purposes in accordance with SAP to those determined in accordance with GAAP:

                                                                           1993          1992          1991
                                                                         --------      --------      --------
                                                                                    (IN MILLIONS)
Statutory reserve for unpaid claims and claim adjustment expenses,
  net of reinsurance................................................     $  9,590      $  9,864      $  9,791
Adjustments:
  Statutory Reinsurance Recoverable.................................        6,584         6,807         6,448
  Discounting of Gross Reserves(1)..................................        1,479           806           636
  Salvage and Subrogation(2)........................................           --            --          (132)
  Other.............................................................            1             1             7
                                                                         --------      --------      --------
GAAP reserve for unpaid claims and claim adjustment expenses........       17,654        17,478        16,750
Less GAAP Reinsurance Recoverable...................................        7,104         7,011         6,562
                                                                         --------      --------      --------
GAAP reserve for unpaid claims and claim adjustment expenses,
  net of reinsurance................................................     $ 10,550      $ 10,467      $ 10,188
                                                                         --------      --------      --------
                                                                         --------      --------      --------

- ---------------

(1) Primarily for workers' compensation reserves. For SAP purposes workers' compensation reserves are discounted at rates ranging from 3.5% to 6%. During 1993, CIGNA expanded the use of discounting for certain statutory loss reserves and modified the assumptions used to discount other reserves, in accordance with state insurance regulations, which decreased statutory reserves by $388 million.

(2) Prior to 1992, SAP did not generally allow for the recognition of estimated recoverable salvage and subrogation. Beginning in 1992, both SAP and GAAP included an adjustment for salvage and subrogation recoverables.

            NAIC and Other Property and Casualty Regulatory Matters

     The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules effective for property and casualty companies as of December 31, 1994. Additional information about the rules and their effect on CIGNA's property and casualty subsidiaries is contained on page 33 below and on page 15 of the MD&A section of CIGNA's 1993 Annual Report.

     The NAIC calculates annually 12 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. Departure from the benchmark "usual range" on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. For 1993, CIGNA's consolidated domestic property and casualty insurance subsidiaries fell outside the usual ranges for four of the ratios, as discussed below. Management believes that this departure from the usual ranges reflects the unfavorable insurance environment and will not result in any regulatory actions that would have a material adverse effect on the results of operations or financial condition of CIGNA.

     The consolidated subsidiaries fell outside the usual ranges for the two year overall operating ratio (118%), the one and two year reserve development to surplus ratios (38% and 49%, respectively) and the liabilities to liquid assets ratio (109%).

     The two year operating ratio measures a company's overall profitability by relating cumulative underwriting losses net of investment income for the current and prior year to premium for that period. A ratio in excess of 100% falls outside the usual range. Significant factors contributing to this result include losses from catastrophes and asbestos and environmental pollution claims as well as a highly competitive pricing environment. Underwriting losses and steps taken to improve results are discussed on page 19 of the MD&A section of the Company's 1993 Annual Report.

     The one and two year reserve development to surplus ratios relate a company's loss reserve development for insured events of prior years for the most recent calendar year to 1992 surplus (for the one year ratio) and for the two most recent calendar years to 1991 surplus (for the two year ratio). A company falls outside the usual ranges if such development exceeds 20% of such surplus. The reasons for the Company's adverse loss development are discussed beginning on page 19 above and on pages 20 and 21 of the MD&A section of the Company's 1993 Annual Report.

     The liabilities to liquid assets ratio measures a company's ability to pay its liabilities with cash, investment assets or receivables. A ratio in excess of 105% falls outside the usual range. As stated above on page 13, CIGNA provides coverages and services for customers who wish to increase their levels of risk retention or to self-insure. The receivables associated with certain of these products (with respect to which the Company typically obtains collateral) are separately classified in the financial statements and are not included in the NAIC definition of liquid assets. The inclusion of the liabilities associated with such products without the related receivables results in the Company falling outside the usual range.

     As a result of property and casualty underwriting losses, CIGNA contributed $150 million of capital in 1993 to enhance the capital base of the domestic property and casualty operations. Also during 1993, CIGNA expanded the use of discounting for certain statutory loss reserves and modified the assumptions used to discount other reserves, in accordance with state insurance regulations, which increased statutory surplus by approximately $290 million. Additional capital contributions may be needed as a result of continued property and casualty losses; however, such amounts are not reasonably estimable at this time.

     CIGNA's property and casualty insurance subsidiaries are members of regulated advisory organizations that provide certain statistical, rate-making, policy audit and similar services on a fee basis. In most states, these subsidiaries may use rate filings developed by advisory organizations. They also use filings developed by themselves, or combinations of both, thus enabling them to pursue an independent course in certain areas while using advisory organization services in others. The continued operation of advisory organizations and their authority to set advisory rates is the subject of a variety of proposed regulatory restraints and legal challenges.

G.  Investments and Investment Income

     CIGNA's investment operations primarily provide investment management and related services in the United States and certain other countries for CIGNA's corporate and insurance-related assets.

     Assets under management at year-end 1993 totaled $67.4 billion, comprising CIGNA corporate and insurance-related investment assets ("investment assets") of $50.7 billion and advisory portfolios of $16.7 billion. Advisory portfolios included $13.7 billion in Separate Accounts of CIGNA's life insurance subsidiaries. For information about Separate Accounts, see "Employee Retirement and Savings Benefits-- Principal Products and Markets" on page 7.

     As of December 31, 1993, CIGNA implemented Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, certain fixed maturities were classified as available for sale and are now carried at fair value, rather than amortized cost. The effect of implementing SFAS No. 115 was to increase investment assets by $1.6 billion.

     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate, and short-term investments. In 1993, CIGNA ceased active management of the bulk of its domestic equity holdings in favor of an index approach primarily based on the Standard & Poor's 500 Index.

     The major portfolios under management consist of the combined assets of the Employee Life and Health Benefits, Employee Retirement and Savings Benefits, and Individual Financial Services segments (collectively, "Employee Benefits and Individual Financial portfolios") and the assets of the Property and Casualty segment. CIGNA's investment assets are generally managed to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 1993 comprised the following: property and casualty 37%; fully guaranteed 13%, experience-rated 27%, interest-sensitive 10%, and other life and health 13%.

     Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying investment assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements for shorter-term liabilities are met primarily through cash flows and shorter-term investments (less than two years) and, to a lesser extent, through publicly traded fixed maturities. For longer-term liabilities, liquidity requirements are met primarily through private fixed maturity investments. During 1993, equity holdings were sold from the Property and Casualty portfolios and replaced with fixed maturity holdings with the objective of reducing future volatility of investments supporting CIGNA's property and casualty reserves.

     Fully guaranteed products primarily include GICs, settlement annuities and single premium annuity products. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 1993, the duration of assets and liabilities for GICs, single premium annuities and settlement annuities was 3 years, 8 years and 12 years, respectively.

     Experience-rated products include defined benefit and defined contribution pension products. The principal and liquidity requirements of experience-rated liabilities are met by investments that emphasize current yield, primarily fixed income investments.

     Investment assets for interest-sensitive products, which include universal life insurance, primarily include fixed income investments, which emphasize investment yield while meeting the liquidity requirements of the related liabilities.

     Other life and health products consist of various group and individual life and health products. The supporting investment assets are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short-term investments and common stocks.

     Investment strategy and results are affected by the amount and timing of cash available for investment, economic conditions and interest rates. For example, cash flows have increased in the past two years due to higher principal repayments, primarily from prepayments of mortgage-backed securities. Reinvestment of this cash in high quality fixed maturities at prevailing interest rates has reduced investment income. Increased competition for quality investments could reduce the availability of such investments and adversely affect future investment results.

     CIGNA routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. Such factors include industry segment considerations for fixed maturity investments, and geographic and property-type considerations for mortgage loan investments.

     CIGNA's fixed maturity investments as of December 31, 1993 constituted approximately 54% of the Employee Benefits and Individual Financial portfolios and approximately 87% of the Property and Casualty portfolios, respectively. As of that date, approximately 33% of fixed maturity investments was attributable to experience-rated contracts.

     CIGNA reduces credit risk for the portfolios as a whole by investing primarily in investment grade securities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the NAIC (for both public and private investments). For information about below investment grade holdings and NAIC and agency ratings, see page 24 of the MD&A section of CIGNA's 1993 Annual Report.

     Adverse economic conditions in particular industry sectors have impaired certain borrowers' abilities to pay debt service on fixed maturities. This resulted in additional write-downs, delinquencies and restructured bonds in 1993. Despite signs of overall economic growth, continuing adverse conditions in various industry segments are expected to result in additional problem fixed maturities and write-downs and valuation reserves.

     CIGNA's mortgage loan investments constituted approximately 26% of the Employee Benefits and Individual Financial portfolios and approximately 4% of the Property and Casualty portfolios as of December 31, 1993. As of that date, approximately 59% of mortgage loan investments was attributable to experience-rated contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of the borrower. Such investments consist primarily of first mortgage loans on commercial properties and are diversified relative to property type, location, borrower and loan size. The Company invests in fully completed and substantially leased commercial properties. Virtually all of the Company's mortgage loans are bullet or balloon loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     Conditions in certain economic sectors and the real estate markets generally, have impaired certain borrowers' abilities to pay debt service on mortgage loans. As a result, CIGNA experienced additional delinquencies, restructurings and, in particular, foreclosures in 1993, as well as an increase in valuation reserves. Continuing adverse conditions, in particular in California and the office building sector, are expected to result in additional problem mortgage loans, foreclosures and valuation reserves.

     In addition, in 1993 the Company refinanced approximately $900 million of mortgage loans in good standing that related to borrowers unable to obtain alternative financing and extended the maturities of certain mortgage loans.

     CIGNA manages properties obtained through foreclosure of mortgage loans ("foreclosure properties") until such properties are sold. The Company's general policy is to sell foreclosure properties after rehabilitating the properties, re-leasing them, and managing them for two to four years, although CIGNA may hold certain foreclosure properties for immediate sale if circumstances indicate that to do so is in the best financial interests of the Company or policyholders.

     The amounts and timing of future write-downs and changes in valuation reserves for bonds, mortgage loans and foreclosure properties cannot be reasonably estimated. However, CIGNA currently does not expect a significant decline in the aggregate carrying value of its assets or a material adverse effect on its financial condition.

     See pages 23 through 29 of the MD&A section of CIGNA's 1993 Annual Report and Notes 1, 3 and 4 to CIGNA's 1993 Financial Statements for additional information about CIGNA's investments.

             Employee Benefits and Individual Financial Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Employee Benefits and Individual Financial portfolios and the related net investment income from such investments. Approximately 53% of the investments in the Employee Benefits and Individual Financial portfolios is attributable to experience-rated contracts with policyholders.

                                                                                 AS OF DECEMBER 31,
                                                                            -----------------------------
                               INVESTMENTS                                   1993       1992       1991
- -------------------------------------------------------------------------   -------    -------    -------
                                                                                    (IN MILLIONS)
Fixed maturities
  Bonds:
    Finance..............................................................   $ 9,021    $ 7,245    $ 6,107
    Manufacturing........................................................     2,511      2,425      2,475
    Consumer products....................................................     2,274      2,478      2,593
    States, municipalities and political subdivisions....................     2,198      1,554      1,178
    Energy...............................................................     1,867      1,731      1,510
    Public utilities.....................................................       647        835        999
    Transportation.......................................................       568        632        553
    U.S. government and government agencies and authorities..............       318        287        184
    Foreign governments(1)...............................................       278        182        203
                                                                            -------    -------    -------
         Total bonds.....................................................    19,682     17,369     15,802
  Redeemable preferred stocks............................................        26         24         27
                                                                            -------    -------    -------
         Total fixed maturities..........................................    19,708(2)  17,393     15,829
                                                                            -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous.........................................     1,110        886        833
    Public utilities.....................................................       162        232        269
    Banks, trust and insurance companies.................................       121         76         39
                                                                            -------    -------    -------
         Total common stocks.............................................     1,393      1,194      1,141
  Non-redeemable preferred stocks........................................        84         54         31
                                                                            -------    -------    -------
         Total equity securities.........................................     1,477      1,248      1,172
                                                                            -------    -------    -------
Mortgage loans
  Commercial:
    Office buildings.....................................................     3,652      4,245      4,780
    Retail facilities....................................................     3,483      3,486      3,161
    Apartments...........................................................       923        905        896
    Hotels...............................................................       711        875        965
    Industrial...........................................................       379        380        434
    Other................................................................       109        114        120
                                                                            -------    -------    -------
         Total commercial................................................     9,257     10,005     10,356
  Agricultural...........................................................       118        171        245
                                                                            -------    -------    -------
         Total mortgages.................................................     9,375     10,176     10,601
                                                                            -------    -------    -------
Policy loans.............................................................     3,623      2,062      1,627
Real estate..............................................................     1,539      1,173        718
Other long-term investments..............................................       108         99         93
Short-term investments...................................................       401        497        528
                                                                            -------    -------    -------
         Total investments...............................................   $36,231    $32,648    $30,568
                                                                            -------    -------    -------
                                                                            -------    -------    -------

- ---------------

See Note 1 of Notes to Financial Statements on page 34 of CIGNA's 1993 Annual Report for a discussion of the method of valuation of investments. The above amounts do not include Separate Account assets.

(1) Comprises fixed maturities of sovereign foreign governments.

(2) Amount reflects an increase of $732 million related to the adoption of SFAS No. 115. See Note 1 of Notes to Financial Statements on page 33 of CIGNA's 1993 Annual Report.

                                                                               YEAR ENDED DECEMBER 31,
                                                                            -----------------------------
                          NET INVESTMENT INCOME                              1993       1992       1991
- -------------------------------------------------------------------------   -------    -------    -------
                                                                            (DOLLAR AMOUNTS IN MILLIONS)
Fixed maturities.........................................................   $1,610     $1,594     $1,460
Equity securities........................................................       56         42         40
Mortgage loans...........................................................      948        998      1,047
Real estate..............................................................      244        162        102
Policy loans.............................................................      253        164        126
Other investments........................................................       69         70         92
                                                                            -------    -------    -------
         Total...........................................................    3,180      3,030      2,867
Less investment expenses.................................................      248        176        120
                                                                            -------    -------    -------
Net investment income, pre-tax...........................................   $2,932     $2,854     $2,747
                                                                            -------    -------    -------
                                                                            -------    -------    -------
NAIC earned interest rate(1).............................................     8.80 %     9.14 %     9.43 %
                                                                            -------    -------    -------
                                                                            -------    -------    -------

- ---------------

(1) In accordance with rules prescribed by the NAIC, the earned interest rate for any given year is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year (excluding the effects of SFAS No. 115), of cash, invested assets and investment income due and accrued, less borrowed money, less net investment income.

                       Property and Casualty Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Property and Casualty segment and the related net investment income from such investments.

                                                                                 AS OF DECEMBER 31,
                                                                            -----------------------------
                               INVESTMENTS                                   1993       1992       1991
- -------------------------------------------------------------------------   -------    -------    -------
                                                                            (IN MILLIONS)
Fixed maturities
  Bonds:
    States, municipalities and political subdivisions....................   $ 2,545    $ 2,088    $ 2,065
    Foreign governments(1)...............................................     1,472        218        355
    Finance..............................................................     1,404      1,455      1,380
    U.S. government and government agencies and authorities..............     1,083        599        656
    Energy...............................................................       810        163        151
    Public utilities.....................................................       635        200        116
    Consumer products....................................................       548        559        543
    Manufacturing........................................................       487        458        439
    Transportation.......................................................        76        198        192
    Other................................................................       924        411        333
                                                                            -------    -------    -------
      Total bonds........................................................     9,984      6,349      6,230
  Redeemable preferred stocks............................................        24         23         41
                                                                            -------    -------    -------
      Total fixed maturities.............................................    10,008(2)   6,372      6,271
                                                                            -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous.........................................       293        877        858
    Banks, trust and insurance companies.................................        57         45         20
    Public utilities.....................................................         9        125         58
                                                                            -------    -------    -------
      Total common stocks................................................       359      1,047        936
  Non-redeemable preferred stocks........................................         7         11          8
                                                                            -------    -------    -------
      Total equity securities............................................       366      1,058        944
                                                                            -------    -------    -------
Other long-term investments, principally mortgages.......................       643        722        799
Short-term investments(3)................................................       461      2,473      2,271
                                                                            -------    -------    -------
      Total investments..................................................   $11,478    $10,625    $10,285
                                                                            -------    -------    -------
                                                                            -------    -------    -------

- ------------

See Note 1 of Notes to Financial Statements on page 34 of CIGNA's 1993 Annual Report for a discussion of the method of valuation of investments. The above table does not reflect purchase accounting adjustments relating to the 1982 business combination of Connecticut General Corporation ("CGC") and INA Corporation ("INA"), which are made in consolidation. In addition, the above amounts do not include Separate Account assets.

(1) Comprises fixed maturities of sovereign foreign governments.

(2) Amount reflects an increase of $548 million related to the adoption of SFAS No. 115. See Note 1 of Notes to Financial Statements on page 33 of CIGNA's 1993 Annual Report. Fixed maturities carried at fair value prior to adoption of SFAS No. 115 approximated $2.3 billion as of December 31, 1993 and are reflected in the appropriate bond categories presented above.

(3) Includes fixed maturities that are carried at market value of approximately $2.1 billion and $1.9 billion, respectively, as of December 31, 1992 and 1991.

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
                        NET INVESTMENT INCOME(1)                             1993       1992       1991
- -------------------------------------------------------------------------    -----      -----      -----
                                                                                   (IN MILLIONS)
Interest:
    Taxable..............................................................    $ 643      $ 712      $ 740
    Tax-exempt...........................................................      101        105        108
                                                                             -----      -----      -----
         Total...........................................................      744        817        848
Dividends from stocks....................................................       25         30         31
Other....................................................................       34         42         56
                                                                             -----      -----      -----
Total investment income..................................................      803        889        935
Less investment expenses.................................................       50         47         37
                                                                             -----      -----      -----
Net investment income, pre-tax...........................................    $ 753      $ 842      $ 898
                                                                             -----      -----      -----
                                                                             -----      -----      -----

- ---------------

(1) The above table does not reflect purchase accounting adjustments relating to the 1982 business combination of CGC and INA, which are made in consolidation.

                   Portfolio Management and Advisory Services

     CIGNA's investment operations primarily focus on providing investment services to CIGNA and its insurance subsidiaries. In addition, the investment operations provide fee-based investment management and advisory services to advisory clients, including large group pension sponsors, institutions and international investors. CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and leveraged capital funds.

                        Other Investments and Operations

     Assets for CIGNA's Other Operations include fixed maturities, mortgage loans and investments maturing in less than two years. These assets support the settlement annuity and non-insurance businesses, and also supported, until January 1994 when they were sold, the California personal automobile and homeowners insurance businesses that CIGNA retained from the 1989 sale of the Horace Mann insurance companies. Net investment income for these investments was $217 million for 1993, $218 million for 1992 and $215 million for 1991.

     In addition, CIGNA has non-strategic equity investments in operating businesses, including oil and gas, drilling rig and real estate operations.

H. Regulation

     CIGNA's insurance subsidiaries are licensed to do business in, and are subject to regulation and supervision by, the states of the United States, the District of Columbia, certain U.S. territories and various foreign jurisdictions. Although the extent of regulation varies, most jurisdictions have laws and regulations governing rates, solvency, standards of business conduct, and various insurance and investment products. Licensing of insurers and their agents and the approval of policy forms are usually required. The form and content of statutory financial statements and the type and concentration of investments are also regulated. Each insurance subsidiary is required to file annual financial reports with supervisory agencies in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

     Most states and the District of Columbia require licensed insurance companies to support guaranty associations, which are organized to pay claims on behalf of insolvent insurance companies. These associations levy assessments on member insurers in a particular state to pay such claims on the basis of their proportionate shares of the lines of business of the insolvent insurer. Maximum assessments permitted by law in any one year generally range from 1% to 2% of annual premiums written by each member in a particular state with respect to the categories of business involved, and in some cases may be offset against premium taxes payable to the state. The assessments against CIGNA's subsidiaries were $28 million,

$23 million and $32 million for 1993, 1992 and 1991, respectively, before giving effect to premium tax offsets. The amounts of future assessments are not expected to have a material adverse effect on CIGNA's financial condition.

     The increase in the number of insurance companies that are impaired or insolvent has prompted state and federal initiatives to enhance solvency regulation. For example, the NAIC has developed model solvency-related laws that it is encouraging states to adopt. In addition, effective for life insurance companies in 1993 and property and casualty companies in 1994, risk-based capital rules have been adopted that recommend a specified level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer's surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship. See page 15 of the MD&A section of CIGNA's 1993 Annual Report for additional information.

     Also, the NAIC is addressing risk-based capital guidelines for HMOs and a proposal that would limit the types and amounts of investment assets that an insurance company can hold.

     In the past, federal oversight of insurer solvency has also been proposed. Among proposals that have been discussed are optional federal chartering, which would preempt most state insurance regulations; minimum federal solvency standards, which would be supervised by the states; federal licensing of all reinsurers; and establishment of a national guaranty fund.

     Recent state and federal regulatory scrutiny of life insurers' sales and advertising tactics, including the adequacy of disclosure regarding products and their future performance, may result in increased regulations in this area.

     In December 1993, the U.S. Supreme Court issued the John Hancock Mutual Life Insurance Company v. Harris Trust decision, which held that certain funds held under a general account group annuity contract were subject to ERISA fiduciary standards. The Department of Labor is addressing compliance issues raised by the decision and, depending on the outcome, CIGNA may make future changes to its group annuity contracts or the operation of its general account.

     CIGNA's insurance subsidiaries are subject to state laws regulating insurers that are subsidiaries of insurance holding companies. Under such laws, which are generally becoming more stringent, certain dividends, distributions and other transactions between an insurance subsidiary and the holding company or its other subsidiaries may require notification to, or be subject to the approval of, one or more state insurance commissioners.

     Proposals to reform the United States health care system could change the way health care is financed and delivered. Such proposals are discussed on page 6.

     CIGNA's HMOs and mental health and substance abuse clinics are subject to regulation and supervision by various government agencies in the states in which they do business. The extent of regulation varies, but most jurisdictions regulate licensing, solvency, contracts and rates. Regulation of these entities may also include standards for quality assurance, minimum levels of benefits that must be offered and requirements for availability and continuity of care. A few states require HMOs to participate in guaranty funds, and several state legislatures have recently considered insolvency and guaranty fund legislation, a trend that is expected to continue.

     Regulatory concerns with insurance risk selection have increased significantly in recent years. For example, there is continuous legislative, regulatory and judicial activity regarding the use of gender in determining insurance benefits and rates. Also, some states have imposed restrictions on the use of underwriting criteria related to AIDS.

     Property and casualty insurers are required to participate in assigned risk plans, joint underwriting associations and other residual market mechanisms to write coverages on risks not acceptable under normal underwriting standards. In addition, states have responded to concerns about the availability and affordability of commercial casualty insurance by proposing or adopting legislation, regulations or positions to, among other things, limit rate increases, require rate reductions or refunds, restrict nonrenewal and cancellation with respect to commercial lines coverages or require the refunding of "excess" profits, and by expanding regulatory examination of the appropriateness of rates, non-renewals and cancellations.

     The extent of insurance regulation varies significantly among the countries in which CIGNA conducts its international operations. As a foreign insurer, CIGNA is, in many countries, faced with greater restrictions than domestic competitors. Trade barriers include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer's ownership. Where appropriate, CIGNA has incorporated insurance subsidiaries locally to improve its position.

     Depending upon their nature, CIGNA's investment management activities and products with United States contacts are subject to the federal securities laws, ERISA and other federal and state laws governing investment management activities and products. Investments made by United States insurance companies are subject to state insurance laws. Investment management activities and products outside the United States, and investments made by non-United States insurance companies outside the United States, are subject to local regulation. Often, the investments of individual insurance companies are subject to regulation by multiple jurisdictions.

     Federal initiatives can have an impact on the insurance business in a variety of ways. In addition to proposals discussed above related to Superfund, health care reform and federal oversight of insurer solvency, current and proposed federal measures that may significantly affect the insurance business include: (a) pension and other employee benefit regulation; (b) Social Security legislation; (c) financial services regulation; (d) amendment to the antitrust exemption provided for the business of insurance by the McCarran-Ferguson Act; and (e) tax legislation.

     The economic and competitive effects of the legislative and regulatory proposals discussed above would depend upon the final form such legislation or regulation might take.

I. Miscellaneous

     Portions of CIGNA's insurance business are seasonal in nature. Reported claims under group health and certain property and casualty products are generally higher in the first quarter. Sales, particularly of individual life products, are generally lowest in the first quarter and highest in the fourth quarter.

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 1993. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents, except as noted on page 12 in connection with sales of certain corporate-owned life insurance. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 50,600, 52,300 and 56,000 employees as of December 31, 1993, 1992 and 1991, respectively.

Item 2. PROPERTIES

     CIGNA's headquarters are located in approximately 90,240 total square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Property & Casualty, CIGNA Reinsurance -- Property & Casualty, CIGNA Group Insurance -- Life - Accident - Disability, and CIGNA International are located in a leased building of approximately 1.25 million total square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare, CIGNA Individual Insurance, CIGNA Reinsurance -- Life - Accident - Health and CIGNA Investment Management are located in a complex of buildings owned by CIGNA, aggregating approximately 1.15 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA's Retirement & Investment Services operations are located in approximately 230,000 total square feet of leased office space at Metro Center One, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 1(H) and 15 to CIGNA's 1993 Consolidated Financial Statements, which are incorporated herein by reference from pages 35 and 46, respectively, of CIGNA's 1993 Annual Report. This paragraph does not include information on investment properties.

     CIGNA's information processing resources include large mainframe computers in major data centers, a multitude of personal computers connected through local area networks and a nationwide backbone network that provides desktop computing and office automation to CIGNA employees. CIGNA's policies regarding the safeguarding of critical corporate data are disseminated to all employees. The policies require data security through the use of appropriate identification and password practices and data backup through appropriate offsite storage techniques. Protection of CIGNA's major data centers, which house large amounts of critical corporate data, involves access controls, fire detection and suppression systems, and other hazard elimination processes. In addition, CIGNA maintains a formal disaster contingency plan, which includes recovery services in the event of a disaster in a CIGNA data center. Critical files are stored offsite, to be available for recovery in the event of a disaster.

Item 3. LEGAL PROCEEDINGS

     CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of its business either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against it by its policyholders or other insurers.

     During 1988, a number of state attorneys general and private plaintiffs filed lawsuits against a number of insurance companies and others, including CIGNA, alleging violations of federal and state antitrust laws. One of the lawsuits, filed in Texas, was settled in March 1991 for an insignificant amount. All of the remaining lawsuits were dismissed by the trial court in 1989. The United States Court of Appeals reversed the trial court and the United States Supreme Court reversed in part and modified in part the ruling of the Court of Appeals and remanded the cases to the Court of Appeals for further proceedings in accordance with its opinion. The Supreme Court ruled that the insurance companies did not forfeit their McCarran-Ferguson protection when they acted with reinsurers to produce acceptable policy terms and defined the boycott exception to the McCarran-Ferguson exemption in a manner favorable to the insurance industry. The cases are now in the trial court for further proceedings, having been remanded by the Court of Appeals.

     While the outcome of litigation involving CIGNA cannot be determined, such litigation (other than that related to asbestos, environmental pollution and other long-term exposure claims, which is discussed below), net of reserves and giving effect to reinsurance, is not expected to have a material effect on CIGNA.

     CIGNA is involved in lawsuits regarding policy coverage and judicial interpretation of legal liability for asbestos-related, environmental pollution and other long-term exposure claims. As discussed beginning on page 19, reserving for these claims is subject to significant uncertainties, such as lack of developed case law or adequate claim history. Future results of the Company are expected to continue to be affected adversely by losses and expenses for asbestos-related, environmental pollution and other long-term exposure claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses and therefore is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 51 and under the caption "Stock Listing" on the inside back cover of CIGNA's 1993 Annual Report is incorporated by reference, as is the information from Note 7 to CIGNA's Consolidated Financial Statements on page 41 and the number of shareholders of record as of December 31, 1993 under the caption "Highlights" on page 1 of CIGNA's 1993 Annual Report.

Item 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page 1 of CIGNA's 1993 Annual Report is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 14 through 29 of CIGNA's 1993 Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 30 through 49 and the report of its independent accountants on page 50 of CIGNA's 1993 Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 51.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

     The information under the captions "Nominees for Election" and "Incumbent Directors to Continue in Office" on pages 5 through 7, and the information in the final paragraph under the caption "Certain Transactions" on page 9 of CIGNA's proxy statement dated March 21, 1994 are incorporated by reference.

B. Executive Officers of the Registrant

     Reference is made below to CG Life and ICNA, which are indirect subsidiaries of CIGNA. All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed.

LAWRENCE P. ENGLISH, 53, President of CIGNA HealthCare since March 1992; President of CIGNA's Individual Financial Services Division from April 1986 until March 1992; and President of CG Life from January 1991 until February 1992.

H. EDWARD HANWAY, 42, President of CIGNA International beginning March 7, 1994; President of CIGNA International -- Property & Casualty from February 1989 until March 7, 1994; Senior Vice President of ICNA since February 1989; and Vice President of CIGNA with responsibility for Operational Planning and Business Control from December 1986 until February 1989.

GERALD A. ISOM, 55, President of CIGNA Property and Casualty beginning March 1993. Group Vice President of Transamerica Corporation from 1990 until March 1993; and Chief Executive Officer and President of Transamerica Insurance Group from January 1985 until March 1993. Transamerica Insurance Group is a major provider of property and casualty insurance products.

JOHN K. LEONARD, 45, President of CIGNA Group Insurance -
Life-Accident-Disability since March 1992; and Senior Vice President of CIGNA from March 1989 until March 1992 (Vice President from December 1986 until March
1989) with responsibility for Corporate Marketing and Strategy.

DONALD M. LEVINSON, 48, Executive Vice President of CIGNA since March 1988, with responsibility for Human Resources and Services.

BYRON D. OLIVER, 51, President of CIGNA Retirement & Investment Services since February 1988.

ARTHUR C. REEDS, III, 49, President of CIGNA Investment Management since March 1992; and Managing Director and Head of Portfolio Management, CIGNA's Investment Division, from May 1986 until March 1992.

JAMES G. STEWART, 51, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

WILSON H. TAYLOR, 50, Chairman of CIGNA since November 1989; and Chief Executive Officer of CIGNA since November 1988 and President of CIGNA since May 1988.

GEORGE R. TRUMBULL, 49, President of CIGNA Individual Insurance since March 1992; Executive Vice President of CIGNA from January 1988 until April 1992; President of CG Life since February 1992; and President of CIGNA's Investment Division from July 1988 until March 1992.

THOMAS J. WAGNER, 54, Executive Vice President and General Counsel of CIGNA since January 1992; Corporate Secretary of CIGNA from January 1988 until April 1992; and Senior Vice President of CIGNA from January 1988 until January 1992.

C. Compliance with Section 16(a) of the Securities Exchange Act

     The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 18 of CIGNA's proxy statement dated March 21, 1994 is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" on pages 11 through 14 and "Compensation of Directors" on pages 8 and 9 of CIGNA's proxy statement dated March 21, 1994 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Ownership of CIGNA Corporation Common Stock by Directors and Executive Officers" on pages 2 and 3 and "Ownership of CIGNA Corporation Common Stock by Certain Beneficial Owners" on page 4 of CIGNA's proxy statement dated March 21, 1994, relating to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" on page 9 of CIGNA's proxy statement dated March 21, 1994 is incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's 1993 Annual
            Report:

            Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1993, 1992 and 1991--page 30.

            Consolidated Balance Sheets as of December 31, 1993 and 1992--page
            31.

            Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991--page 32.

            Notes to Financial Statements--pages 33 through 49.

            Report of Independent Accountants, Price Waterhouse--page 50.

        (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

        (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

     B. During the last quarter of the fiscal year ended December 31, 1993, the registrant filed (1) a Report on Form 8-K dated December 21, 1993 regarding legal proceedings; (2) a Report on Form 8-K dated December 14, 1993 restating the registrant's 1992 Form 10-K financial information to reflect the effects of implementing SFAS 113; (3) a Report on Form 8-K dated November 19, 1993 regarding a revised rating by Standard & Poor's; and (4) a Report on Form 8-K dated November 1, 1993 containing a copy of a press release reporting its third quarter 1993 results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 25, 1994

                                                 CIGNA Corporation
                                                 By:/s/ James G. Stewart
                                                     James G. Stewart
                                                     Executive Vice President and
                                                     Chief Financial Officer
                                                     (PRINCIPAL FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1994.

PRINCIPAL EXECUTIVE OFFICER:                     DIRECTORS:*
                                                 Robert P. Bauman
                                                 Evelyn Berezin
Wilson H. Taylor*                                Robert H. Campbell
Chairman, Chief Executive Officer                Alfred C. DeCrane, Jr.
and a Director                                   James F. English, Jr.
                                                 Frank S. Jones
                                                 Robert D. Kilpatrick
                                                 Gerald D. Laubach
                                                 Marilyn W. Lewis
                                                 Paul F. Oreffice
                                                 Charles R. Shoemate
PRINCIPAL ACCOUNTING OFFICER:                    Louis W. Sullivan, M.D.
                                                 Hicks B. Waldron
                                                 Ezra K. Zilkha
/s/ Gary A. Swords
Gary A. Swords
Vice President and Chief Accounting Officer
                                                 *By:/s/ Thomas J. Wagner
                                                       Thomas J. Wagner
                                                       Attorney-in-Fact

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       CIGNA CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        -----
Report of Independent Accountants on Financial Statement
  Schedules.........................................................     FS-2
                                                           SCHEDULES
    I    Summary of Investments--Other Than Investments in Related
           Parties as of December 31, 1993..........................     FS-3
  III    Condensed Financial Information of CIGNA Corporation
           (Registrant).............................................     FS-4
    V    Supplementary Insurance Information........................     FS-8
   VI    Reinsurance................................................    FS-10
 VIII    Valuation and Qualifying Accounts and Reserves.............    FS-11
   IX    Short-term borrowings......................................    FS-12
    X    Supplemental Information Concerning Property-Casualty
           Insurance Operations.....................................    FS-13

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's 1993 Annual Report.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of CIGNA Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 14, 1994 appearing on page 50 of the 1993 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     The Company implemented certain new accounting pronouncements as discussed in Note 1 to the consolidated financial statements.

/S/ PRICE WATERHOUSE

Philadelphia, Pennsylvania
February 14, 1994

                      CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
      SUMMARY OF INVESTMENTS-- OTHER THAN INVESTMENTS IN RELATED PARTIES
                              DECEMBER 31, 1993
                                (IN MILLIONS)

                                                                                  AMOUNT AT WHICH
                                                                                   SHOWN IN THE
                                                                        FAIR       CONSOLIDATED
                   TYPE OF INVESTMENT                        COST       VALUE      BALANCE SHEET
- ---------------------------------------------------------   -------    -------    ---------------
Fixed maturities
  Bonds:
     United States government and government agencies and
       authorities.......................................   $ 1,480    $ 1,688        $ 1,688
     States, municipalities and political subdivisions...     4,296      4,787          4,772
     Foreign governments.................................     1,665      1,767          1,766
     Public utilities....................................     1,378      1,478          1,451
     Convertibles and bonds with warrants attached.......        31         35             33
     All other corporate bonds...........................    21,100     23,381         21,994
  Redeemable preferred stocks............................        43         51             51
                                                            -------    -------    ---------------
       Total fixed maturities............................    29,993     33,187         31,755(1)
                                                            -------    -------    ---------------
Equity securities
  Common stocks:
     Industrial, miscellaneous and all other.............     1,200      1,406          1,406
     Banks, trust and insurance companies................       168        178            178
     Public utilities....................................       160        171            171
  Non-redeemable preferred stocks........................        98         94             94
                                                            -------    -------    ---------------
       Total equity securities...........................     1,626      1,849          1,849
                                                            -------    -------    ---------------
       Total fixed maturities and equity securities......    31,619    $35,036         33,604
                                                                       -------
                                                                       -------
Mortgage loans on real estate............................    10,021                    10,021
Policy loans.............................................     3,663                     3,663
Real estate investments (including $929 million of real
  estate acquired in satisfaction of debt)...............     1,780                     1,780
Other long-term investments..............................       303                       303
Short-term investments...................................     1,357                     1,357
                                                            -------               ---------------
       Total investments.................................   $48,743                   $50,728
                                                            -------               ---------------
                                                            -------               ---------------

- ---------------
(1) Amount reflects an increase of approximately $1.6 billion related to the adoption of SFAS No. 115. See Note 1 of Notes to Financial Statements on page 33 of CIGNA's 1993 Annual Report.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                              STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                FOR THE YEAR ENDED DECEMBER
                                                                            31,
                                                               -----------------------------
                                                               1993        1992        1991
                                                               -----       -----       -----
Intercompany income......................................      $   3       $   2       $   3
Other revenue............................................       --             4          --
                                                               -----       -----       -----
  Total revenues.........................................          3           6           3
                                                               -----       -----       -----
Operating expenses:
  Interest...............................................        105          90          88
  Intercompany interest..................................         14          18          23
  Other..................................................          1           3           5
                                                               -----       -----       -----
     Total operating expenses............................        120         111         116
                                                               -----       -----       -----
Loss before income taxes.................................       (117)       (105)       (113)
Income tax benefit.......................................        (33)        (17)        (15)
                                                               -----       -----       -----
Loss of parent company...................................        (84)        (88)        (98)
Equity in income of subsidiaries before extraordinary
  item and cumulative effect of accounting changes.......        318         425         551
                                                               -----       -----       -----
Income before extraordinary item and cumulative effect of
  accounting changes.....................................        234         337         453
Loss from early extinguishment of subsidiary debt, net of
  taxes..................................................       --          --            (4)
Cumulative effect of accounting changes for
  postemployment and postretirement benefits other than
  pensions, net of taxes.................................       --          (530)       --
Cumulative effect of accounting change for income
  taxes..................................................       --           504        --
                                                               -----       -----       -----
Net income...............................................      $ 234       $ 311       $ 449
                                                               -----       -----       -----
                                                               -----       -----       -----

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                                          AS OF DECEMBER 31,
                                                                          -------------------
                                                                           1993         1992
                                                                          ------       ------
Assets:
  Cash and cash equivalents...........................................    $    1       $    7
  Investments in subsidiaries.........................................     8,964        7,581
  Goodwill............................................................       124          207
  Other assets........................................................       115           88
                                                                          ------       ------
     Total............................................................    $9,204       $7,883
                                                                          ------       ------
                                                                          ------       ------
Liabilities:
  Intercompany........................................................    $  486       $  449
  Short-term debt.....................................................       348          389
  Long-term debt......................................................     1,100          816
  Other liabilities...................................................       695          485
                                                                          ------       ------
     Total liabilities................................................     2,629        2,139
                                                                          ------       ------
Shareholders' Equity:
  Common stock (shares issued, 83 and 82).............................        83           82
  Additional paid-in capital..........................................     2,222        2,206
  Net unrealized appreciation -- fixed maturities.....................       961           12
  Net unrealized appreciation -- equity securities....................       211          325
  Net translation of foreign currencies...............................       (74)         (46)
  Retained earnings...................................................     3,717        3,702
  Less treasury stock, at cost........................................      (545)        (537)
                                                                          ------       ------
     Total shareholders' equity.......................................     6,575        5,744
                                                                          ------       ------
     Total............................................................    $9,204       $7,883
                                                                          ------       ------
                                                                          ------       ------

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                      1993     1992     1991
                                                                      -----    -----    -----
Cash Flows from Operating Activities:
Income from continuing operations..................................   $ 234    $ 337    $ 453
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
     Equity in income of subsidiaries..............................    (318)    (425)    (551)
     Dividends received from subsidiaries..........................     308      322      293
     Accounts payable, accrued expenses, other liabilities and
      income taxes.................................................     210       38       19
     Other, net....................................................     (22)      10        7
                                                                      -----    -----    -----
       Net cash provided by operating activities...................     412      282      221
                                                                      -----    -----    -----
Cash Flows from Investing Activities:
Capital contributions to subsidiaries..............................    (480)     (79)    (145)
Proceeds from sale of subsidiaries.................................      --        4       88
Other, net.........................................................       1       --       (6)
                                                                      -----    -----    -----
       Net cash used in investing activities.......................    (479)     (75)     (63)
                                                                      -----    -----    -----
Cash Flows from Financing Activities:
Change in intercompany debt........................................      37      (61)     159
Net change in commercial paper.....................................     (48)      92     (281)
Issuance of long-term debt.........................................     327      111      219
Repayment of debt..................................................     (36)    (124)     (38)
Dividends paid.....................................................    (219)    (218)    (217)
                                                                      -----    -----    -----
       Net cash provided by (used in) financing activities.........      61     (200)    (158)
                                                                      -----    -----    -----
Net (decrease) increase in cash and cash equivalents...............      (6)       7       --
Cash and cash equivalents, beginning of year.......................       7       --       --
                                                                      -----    -----    -----
Cash and cash equivalents, end of year.............................   $   1    $   7    $  --
                                                                      -----    -----    -----
                                                                      -----    -----    -----

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

Note 1-- As of December 31, 1993, CIGNA implemented Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of implementing SFAS No. 115 resulted in an increase in net assets and shareholders' equity of approximately $900 million resulting from the classification of certain fixed maturities previously classified as held to maturity (carried at amortized cost) to available for sale (carried at fair value).

          In the fourth quarter of 1992, CIGNA implemented SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; No. 109, "Accounting for Income Taxes"; and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." These accounting changes were implemented as of January 1, 1992 through cumulative effect adjustments. Prior year financial statements were not restated. The cumulative effect of implementing these accounting standards as of January 1, 1992 resulted in a non-cash after-tax charge to net income of $26 million. In addition, the implementation of these accounting standards decreased 1992 net income by $5 million.

Note 2-- Long-term debt, net of current maturities, consists of CIGNA's 7.4% Notes, due 2003; 7.65% Notes, due 2023; 8% Notes, due 1996; 8.2%
          Convertible Subordinated Debentures, due 2010; 8 1/4% Notes, due 2007; 8.3% Notes due 2023; 8 3/4% Notes, due 2001; and Medium-term Notes with interest rates ranging from 5 3/4% to 10%, and original maturity dates from approximately two to ten years.

          Maturities of long-term debt for each of the next five years are as follows: 1994--$43 million; 1995--$2 million; 1996--$157 million;
          1997--$39 million; 1998--$82 million.

          In 1993, CIGNA issued $100 million of unsecured 7.4% Notes due in 2003; $100 million of unsecured 7.65% Notes due in 2023; $100 million of unsecured 8.3% Notes due in 2023 and $27 million of medium-term notes. In 1992, CIGNA issued $100 million of unsecured 8 1/4% Notes due in 2007 and $11 million of medium-term notes.

          As of December 31, 1993, CIGNA had approximately $950 million remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt and equity securities, depending upon market conditions and CIGNA's capital requirements. In January 1994, CIGNA issued $100 million of unsecured 6 3/8% Notes due in 2006 under one of the shelf registration statements.

          Interest paid on short-and long-term debt amounted to $95 million, $88 million and $84 million, for 1993, 1992 and 1991, respectively.

Note 3-- CIGNA Corporation files a consolidated U.S. federal income tax return with its domestic subsidiaries. Net income taxes paid in connection with the consolidated return were $75 million, $287 million and $122 million during 1993, 1992 and 1991, respectively.

                      CIGNA CORPORATION AND SUBSIDIARIES
                                   SCHEDULE V
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

                                                      DEFERRED      FUTURE POLICY      UNPAID
                                                       POLICY        BENEFITS AND      CLAIMS
                                                     ACQUISITION    CONTRACTHOLDER    AND CLAIM
                     SEGMENT                            COSTS       DEPOSIT FUNDS     EXPENSES
- --------------------------------------------------   -----------    --------------    ---------
Year Ended December 31, 1993:
  Property and Casualty:
     Domestic.....................................     $   269         $     --        $13,107
     International................................         167            1,242          2,270
     Other, primarily Reinsurance.................          10              129          2,370
                                                     -----------    --------------    ---------
       Total Property and Casualty................         446            1,371         17,747
  Employee Life and Health Benefits...............          28            3,833          2,168
  Employee Retirement and Savings Benefits........          62           20,404             --
  Individual Financial Services...................         549            7,699            200
  All Other.......................................          --            1,956             29
                                                     -----------    --------------    ---------
       Total......................................     $ 1,085         $ 35,263        $20,144
                                                     -----------    --------------    ---------
                                                     -----------    --------------    ---------
Year Ended December 31, 1992:
  Property and Casualty:
     Domestic.....................................     $   283         $     --        $12,559
     International................................         178              809          2,309
     Other, primarily Reinsurance.................          21              120          2,684
                                                     -----------    --------------    ---------
       Total Property and Casualty................         482              929         17,552
  Employee Life and Health Benefits...............          27            3,583          1,668
  Employee Retirement and Savings Benefits........          53           19,936          --
  Individual Financial Services...................         499            5,607            157
  All Other.......................................      --                1,923             35
                                                     -----------    --------------    ---------
       Total......................................     $ 1,061         $ 31,978        $19,412
                                                     -----------    --------------    ---------
                                                     -----------    --------------    ---------
Year Ended December 31, 1991:
  Property and Casualty:
     Domestic.....................................     $   339         $     --        $12,329
     International................................         174              463          2,573
     Other, primarily Reinsurance.................          21               85          1,910
                                                     -----------    --------------    ---------
       Total Property and Casualty................         534              548         16,812
  Employee Life and Health Benefits...............          20            3,446          1,699
  Employee Retirement and Savings Benefits........          47           19,561             --
  Individual Financial Services...................         455            4,696            161
  All Other.......................................          --            1,881             52
                                                     -----------    --------------    ---------
       Total......................................     $ 1,056         $ 30,132        $18,724
                                                     -----------    --------------    ---------
                                                     -----------    --------------    ---------

- ------------
(1) Amounts presented are shown net of the effects of reinsurance.

(2) The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

                      CIGNA CORPORATION AND SUBSIDIARIES
                                   SCHEDULE V
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

                                                                                               BENEFITS,
                                                                 PREMIUMS         NET         LOSSES AND
                                                    UNEARNED       AND        INVESTMENT      SETTLEMENT
                     SEGMENT                        PREMIUMS     FEES(1)       INCOME(2)      EXPENSES(1)
- --------------------------------------------------  --------     --------     -----------     -----------
Year Ended December 31, 1993:
  Property and Casualty:
     Domestic.....................................   $1,403      $ 2,528        $   486         $ 3,017
     International................................      965        2,071            186           1,446
     Other, primarily Reinsurance.................      112          537             81             570
                                                    --------     --------     -----------     -----------
       Total Property and Casualty................    2,480        5,136            753           5,033
  Employee Life and Health Benefits...............      188        7,438            503           5,543
  Employee Retirement and Savings Benefits........    --             296          1,846           1,721
  Individual Financial Services...................       35          814            583             921
  All Other.......................................        8           28            217             201
                                                    --------     --------     -----------     -----------
       Total......................................   $2,711      $13,712        $ 3,902         $13,419
                                                    --------     --------     -----------     -----------
                                                    --------     --------     -----------     -----------
Year Ended December 31, 1992:
  Property and Casualty:
     Domestic.....................................   $1,562      $ 3,128        $   556         $ 3,188
     International................................      747        2,031            185           1,474
     Other, primarily Reinsurance.................      161          601            101             920
                                                    --------     --------     -----------     -----------
       Total Property and Casualty................    2,470        5,760            842           5,582
  Employee Life and Health Benefits...............       64        7,174            504           5,553
  Employee Retirement and Savings Benefits........    --             248          1,893           1,738
  Individual Financial Services...................       51          710            457             775
  All Other.......................................        9           32            218             209
                                                    --------     --------     -----------     -----------
       Total......................................   $2,594      $13,924        $ 3,914         $13,857
                                                    --------     --------     -----------     -----------
                                                    --------     --------     -----------     -----------
Year Ended December 31, 1991:
  Property and Casualty:
     Domestic.....................................   $1,898      $ 3,533        $   593         $ 3,309
     International................................      722        1,965            195           1,450
     Other, primarily Reinsurance.................      180          616            110             528
                                                    --------     --------     -----------     -----------
       Total Property and Casualty................    2,800        6,114            898           5,287
  Employee Life and Health Benefits...............       63        7,137            488           5,724
  Employee Retirement and Savings Benefits........       --          300          1,879           1,783
  Individual Financial Services...................       38          699            380             699
  All Other.......................................        9           45            215             219
                                                    --------     --------     -----------     -----------
       Total......................................   $2,910      $14,295        $ 3,860         $13,712
                                                    --------     --------     -----------     -----------
                                                    --------     --------     -----------     -----------


                                                     POLICY          OTHER
                                                   ACQUISITION     OPERATING     PREMIUMS
                     SEGMENT                        EXPENSES       EXPENSES      WRITTEN
- -------------------------------------------------- -----------     ---------     --------
Year Ended December 31, 1993:
  Property and Casualty:
     Domestic.....................................   $   524        $   619       $2,388
     International................................       465            448        1,334
     Other, primarily Reinsurance.................       124             77          507
                                                   -----------     ---------     --------
       Total Property and Casualty................     1,113          1,144        4,229
  Employee Life and Health Benefits...............        13          1,985        --
  Employee Retirement and Savings Benefits........        14            153        --
  Individual Financial Services...................        68            294        --
  All Other.......................................         2             32           28
                                                   -----------     ---------     --------
       Total......................................   $ 1,210        $ 3,608       $4,257
                                                   -----------     ---------     --------
                                                   -----------     ---------     --------
Year Ended December 31, 1992:
  Property and Casualty:
     Domestic.....................................   $   567        $   517       $2,858
     International................................       491            391        1,377
     Other, primarily Reinsurance.................       131            (75)         582
                                                   -----------     ---------     --------
       Total Property and Casualty................     1,189            833        4,817
  Employee Life and Health Benefits...............        15          1,938        --
  Employee Retirement and Savings Benefits........        12            142        --
  Individual Financial Services...................        61            306        --
  All Other.......................................         3             47           32
                                                   -----------     ---------     --------
       Total......................................   $ 1,280        $ 3,266       $4,849
                                                   -----------     ---------     --------
                                                   -----------     ---------     --------
Year Ended December 31, 1991:
  Property and Casualty:
     Domestic.....................................   $   538        $   540       $3,384
     International................................       488            339        1,456
     Other, primarily Reinsurance.................       146             74          622
                                                   -----------     ---------     --------
       Total Property and Casualty................     1,172            953        5,462
  Employee Life and Health Benefits...............        18          1,759           --
  Employee Retirement and Savings Benefits........        10            144           --
  Individual Financial Services...................        65            259           --
  All Other.......................................         3             71           34
                                                   -----------     ---------     --------
       Total......................................   $ 1,268        $ 3,186       $5,496
                                                   -----------     ---------     --------
                                                   -----------     ---------     --------

- ------------
(1) Amounts presented are shown net of the effects of reinsurance.

(2) The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE VI
                                  REINSURANCE
                                 (IN MILLIONS)

                                                                                             PERCENTAGE
                                                      CEDED TO      ASSUMED                  OF AMOUNT
                                           GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                           AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                          --------    ---------    ----------    --------    ----------
Year Ended December 31, 1993:
  Life insurance in force...............  $395,042     $26,268      $234,892     $603,666       38.9%
                                          --------    ---------    ----------    --------      -----
                                          --------    ---------    ----------    --------      -----
  Premiums and fees:
     Life insurance and annuities.......  $  2,378     $   167      $    893     $  3,104       28.8%
     Accident and health insurance......     5,970         228           835        6,577       12.7
     Property and casualty insurance....     4,780       1,801         1,052        4,031       26.1
                                          --------    ---------    ----------    --------
          Total.........................  $ 13,128     $ 2,196      $  2,780     $ 13,712       20.3%
                                          --------    ---------    ----------    --------      -----
                                          --------    ---------    ----------    --------      -----
Year Ended December 31, 1992:
  Life insurance in force...............  $310,592     $25,933      $263,726     $548,385       48.1%
                                          --------    ---------    ----------    --------      -----
                                          --------    ---------    ----------    --------      -----
  Premiums and fees:
     Life insurance and annuities.......  $  1,697     $    81      $    926     $  2,542       36.4%
     Accident and health insurance......     5,920         236           901        6,585       13.7
     Property and casualty insurance....     5,878       2,258         1,177        4,797       24.5
                                          --------    ---------    ----------    --------
          Total.........................  $ 13,495     $ 2,575      $  3,004     $ 13,924       21.6%
                                          --------    ---------    ----------    --------      -----
                                          --------    ---------    ----------    --------      -----
Year Ended December 31, 1991:
  Life insurance in force...............  $251,183     $20,035      $257,573     $488,721       52.7%
                                          --------    ---------    ----------    --------      -----
                                          --------    ---------    ----------    --------      -----
  Premiums and fees:
     Life insurance and annuities.......  $  1,604     $   134      $  1,014     $  2,484       40.8%
     Accident and health insurance......     6,233         250           552        6,535        8.5
     Property and casualty insurance....     6,109       2,315         1,482        5,276       28.1
                                          --------    ---------    ----------    --------
          Total.........................  $ 13,946     $ 2,699      $  3,048     $ 14,295       21.3%
                                          --------    ---------    ----------    --------      -----
                                          --------    ---------    ----------    --------      -----

                               CIGNA CORPORATION

                                 SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                      CHARGED       CHARGED
                                                     (CREDITED)   (CREDITED)
                                        BALANCE AT      TO         TO OTHER          OTHER        BALANCE
                                        BEGINNING    COSTS AND     ACCOUNTS       DEDUCTIONS      AT END
             DESCRIPTION                OF PERIOD    EXPENSES    --DESCRIBE(1)   --DESCRIBE(2)   OF PERIOD
- --------------------------------------  ----------   ---------   -------------   -------------   ---------
1993:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities....................     $ 29        $ (10)        $  (8)          $  --         $  11
  Mortgage loans......................      184           62            48             (78)          216
  Real estate.........................       79            8            21             (10)           98
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................       90           49            --             (19)          120
  Reinsurance recoverables............      381           28            --              (4)          405
DEFERRED TAX ASSET VALUATION
  ALLOWANCE...........................       82          (29)           --              --            53
1992:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities....................     $ 28        $   1         $  --           $  --         $  29
  Mortgage loans......................      170           32            51             (69)          184
  Real estate.........................       45            8            29              (3)           79
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................      104           17            --             (31)           90
  Reinsurance recoverables............      311           89            --             (19)          381
DEFERRED TAX ASSET VALUATION
  ALLOWANCE(3)........................       38           44            --              --            82
1991:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities....................     $ --        $  15         $  13           $  --         $  28
  Mortgage loans......................       85           46            97             (58)          170
  Real estate.........................       20           18             7              --            45
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................       86           50            --             (32)          104
  Reinsurance recoverables............      311           28            --             (28)          311

- ---------------
(1) Change in valuation reserves attributable to policyholder contracts.

(2) Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.

(3) The Company adopted SFAS No. 109 effective January 1, 1992.

                               CIGNA CORPORATION

                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS
                                 (IN MILLIONS)

                                                                MAXIMUM          AVERAGE          WEIGHTED
                                                                AMOUNT           AMOUNT            AVERAGE
                                              WEIGHTED        OUTSTANDING      OUTSTANDING      INTEREST RATE
 CATEGORY OF AGGREGATE     BALANCE AT          AVERAGE          DURING           DURING          DURING THE
 SHORT-TERM BORROWINGS    END OF PERIOD     INTEREST RATE     THE PERIOD      THE PERIOD(1)       PERIOD(2)
- ------------------------  -------------     -------------     -----------     -------------     -------------
1993:
Commercial paper........      $ 304               3.3%           $ 419            $ 340               3.1%
Medium-term notes.......         44               9.1%              57               46               8.3%
Other...................          3               8.0%              50               33              12.0%
1992:
Commercial paper........      $ 352               3.4%           $ 459            $ 350               3.6%
Medium-term notes.......         37               8.7%              98               75               8.8%
Other...................         86              11.4%              93               22              11.2%
1991:
Commercial paper........      $ 260               4.6%           $ 489            $ 350               5.9%
Medium-term notes.......        124               8.3%             142               97               7.7%
Other...................          1              10.0%              17                6              10.0%

- ---------------
(1) Method of computation -- the sum of the daily amount outstanding for each day divided by the number of days in the year.

(2) Method of computation -- the sum of the weighted average rate for each month times the sum of the daily amount outstanding during the month, divided by the sum of the daily amount outstanding during the year.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                   SCHEDULE X
                      SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (IN MILLIONS)

- ------------------------------------------------------------------------------------------------------------
                 COLUMN A                      COLUMN B         COLUMN C           COLUMN D         COLUMN E
- ------------------------------------------------------------------------------------------------------------
                                                              RESERVES FOR
                                               DEFERRED       UNPAID CLAIMS        DISCOUNT,
               AFFILIATION                      POLICY          AND CLAIM           IF ANY,
                   WITH                       ACQUISITION      ADJUSTMENT         DEDUCTED IN       UNEARNED
                REGISTRANT                       COSTS          EXPENSES          COLUMN C(1)       PREMIUMS
- ------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
  Consolidated property-casualty
     entities.............................       $ 420           $17,654              $22            $1,980
Year Ended December 31, 1992:
  Consolidated property-casualty
     entities.............................       $ 442           $17,478              $20            $2,139
Year Ended December 31, 1991:
  Consolidated property-casualty
     entities.............................       $ 493           $16,750              $21            $2,535

- ---------------
(1) Discounts were computed using an annual interest rate of 9%.

(2) Amounts presented are shown net of the effects of reinsurance.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                   SCHEDULE X
                      SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (IN MILLIONS)

- ----------------------------------------------------------------------------------------------
                 COLUMN A                   COLUMN F        COLUMN G            COLUMN H
- ----------------------------------------------------------------------------------------------
                                                                            CLAIMS AND CLAIM
                                                                          ADJUSTMENT EXPENSES
               AFFILIATION                                    NET         INCURRED RELATED TO:
                   WITH                      EARNED        INVESTMENT     CURRENT      PRIOR
                REGISTRANT                 PREMIUMS(2)       INCOME       YEAR(2)     YEAR(2)
- ----------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
  Consolidated property-casualty
     entities.............................   $ 4,358          $667        $3,464        $789
Year Ended December 31, 1992:
  Consolidated property-casualty
     entities.............................   $ 5,132          $780        $4,448        $656
Year Ended December 31, 1991:
  Consolidated property-casualty
     entities.............................   $ 5,619          $845        $4,587        $341



- ----------------------------------------------------------------------------------------
                 COLUMN A                        COLUMN I        COLUMN J       COLUMN K
- ----------------------------------------------------------------------------------------
                                               AMORTIZATION
                                               OF DEFERRED      PAID CLAIMS
               AFFILIATION                        POLICY         AND CLAIM
                   WITH                           ACQUI-        ADJUSTMENT      PREMIUMS
                REGISTRANT                     SITION COSTS     EXPENSES(2)     WRITTEN
- ----------------------------------------------------------------------------------------
Year Ended December 31, 1993:
  Consolidated property-casualty
     entities.............................        $1,020          $ 4,170        $4,229
Year Ended December 31, 1992:
  Consolidated property-casualty
     entities.............................        $1,103          $ 4,825        $4,817
Year Ended December 31, 1991:
  Consolidated property-casualty
     entities.............................        $1,080          $ 4,866        $5,462

- ---------------
(1) Discounts were computed using an annual interest rate of 9%.

(2) Amounts presented are shown net of the effects of reinsurance.

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
- ------     ---------------------------------------    ---------------------------------------
  3.1      Restated Certificate of Incorporation      Filed herewith.*
           of the registrant as last amended
           October 2, 1990
  3.2      By-Laws of the registrant as last          Filed as Exhibit 4.2 to the
           amended and restated December 9, 1991      registrant's Post-Effective Amendment
                                                      No. 1 dated December 19, 1991 to Form
                                                      S-8 Registration Statement No. 33-44371
                                                      and incorporated herein by reference.
  4.1      Description of Preferred Stock Purchase    Filed as Item 1 and Exhibit 1 to the
           Rights, including the Rights Agreement     registrant's Form 8-A Registration
           dated as of July 23, 1987 between CIGNA    Statement dated July 28, 1987, such
           Corporation and Morgan Shareholder         Exhibit 1 amended by the registrant's
           Services Trust Company                     Amendment No. 1 on Form 8 dated August
                                                      11, 1987, and incorporated herein by
                                                      reference.
  4.2      Amended description of Preferred Stock     Filed as Item 1 and Exhibit 2 to the
           Purchase Rights, including the First       registrant's Amendment No. 2 on Form 8
           Amendment to Rights Agreement dated as     dated March 27, 1989 and incorporated
           of March 22, 1989 between CIGNA            herein by reference.
           Corporation and Morgan Shareholder
           Services Trust Company

   Exhibits 10.1 through 10.17 are filed as exhibits pursuant to Item 14(c) of Form 10-K.

 10.1      CIGNA Corporation Stock Plan effective     Filed herewith.*
           as of May 1, 1991
 10.2      Amendment No. 1 dated as of July 28,       Filed herewith.*
           1993 to the CIGNA Corporation Stock
           Plan
 10.3      Amendment No. 2 dated as of February       Filed herewith.
           24, 1994 to the CIGNA Corporation Stock
           Plan
 10.4      CIGNA Corporation Executive Stock          Filed herewith.*
           Incentive Plan, as Amended and Restated
           as of March 23, 1988
 10.5      Amendment No. 1 dated as of September      Filed herewith.*
           28, 1988 to the CIGNA Corporation
           Executive Stock Incentive Plan
 10.6      Amendment No. 2 dated as of March 27,      Filed herewith.*
           1991 to the CIGNA Corporation Executive
           Stock Incentive Plan

- ---------------
* Refiled in electronic format.

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
- ------     ---------------------------------------    ---------------------------------------
 10.7      Description of the CIGNA Corporation       Filed herewith.*
           Key Management Annual Incentive Bonus
           Plan
 10.8      CIGNA Corporation Strategic Performance    Filed herewith.*
           Plan, as amended and restated March 25,
           1992
 10.9      Description of CIGNA Corporation           Filed herewith.*
           Financial Services Program
 10.10     Deferred Compensation Plan of CIGNA        Filed herewith.*
           Corporation and Participating
           Subsidiaries, as amended and restated
           as of January 1, 1990
 10.11     Deferred Compensation Plan for             Filed herewith.*
           Directors of CIGNA Corporation, as
           amended and restated as of May 1, 1991
 10.12     Retirement and Consulting Plan for         Filed herewith.*
           Directors of CIGNA Corporation, as
           amended and restated as of May 29, 1991
 10.13     CIGNA Corporation Supplemental             Filed herewith.*
           Executive Retirement Plan Agreement
           dated as of March 23, 1989 between R.
           D. Kilpatrick and the registrant
 10.14     Agreement dated February 9, 1993           Filed herewith.
           between Gerald A. Isom and the
           registrant
 10.15     Restricted Stock Plan for Non-Employee     Filed herewith.*
           Directors for CIGNA Corporation
           effective as of September 30, 1989
 10.16     Description of First Amendment to the      Filed herewith.*
           Restricted Stock Plan for Non-Employee
           Directors of CIGNA Corporation
 10.17     Description of Stock Compensation Plan     Filed herewith.
           for Non-Employee Directors of CIGNA
           Corporation, as amended

- ---------------
* Refiled in electronic format.

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
- ------     ---------------------------------------    ---------------------------------------
 11        Computation of Primary and Fully           Filed herewith.
           Diluted Earnings Per Share
 12        Computation of Ratios of Earnings to       Filed herewith.
           Fixed Charges and to Combined Fixed
           Charges and Preferred Stock Dividends
 13        Portions of registrant's 1993 Annual       Filed herewith.
           Report to Shareholders
 21        Subsidiaries of the Registrant             Filed herewith.
 23        Consent of Independent Accountants         Filed herewith.
 24.1      Powers of Attorney                         Filed herewith.
 24.2      Certified Resolutions                      Filed herewith.
 28.1      Reconciliation of Schedule P to Total      Filed herewith.
           Statutory Reserves
 28.2      (P) Schedule P to the Annual Statement     Filed herewith in paper format under
           for the Year 1993 of ICNA and its          cover of Form SE.
           Affiliates

     The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, Pennsylvania 19192-2378.

- ---------------
* Refiled in electronic format.