Form 10-Q
period 1994-03-31
CIGNA CORP
filed 1994-05-13
CIK 701221

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1994

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from ----- to -----

Commission file number 1-8323
                       ------

                            CIGNA Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                            06-1059331
- - -------------------------------          ------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

  ONE LIBERTY PLACE, PHILADELPHIA, PA.        19192-1550
- - --------------------------------------        ----------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (215) 761-1000
                                                   --------------

                              Not Applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes  x                    No
                                             -----                    ----

        As of April 30, 1994, 72,286,505 shares of the issuer's Common Stock were outstanding.

                               CIGNA CORPORATION


                                     INDEX


                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                              Consolidated Statements of Income                                1
                              Consolidated Balance Sheets                                      2
                              Consolidated Statements of Cash
                                 Flows                                                         3
                              Notes to Financial Statements                                    4

                 Item 2.  Management's Discussion and
                                 Analysis of Financial Condition
                                 and Results of Operations                                     9


PART II.         OTHER INFORMATION

                 Item 4.  Submission of Matters to a Vote
                          of Security Holders.                                                30

                 Item 6.  Exhibits and Reports on Form 8-K.                                   31

SIGNATURE                                                                                     32

EXHIBIT INDEX                                                                                 33

PART I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
(In millions, except per share amounts)

                                                                   Three Months Ended
                                                                       March 31,
                                                                   1994        1993
====================================================================================
REVENUES
Premiums and fees                                              $   3,366   $   3,261
Net investment income                                                992         958
Other revenues                                                       152         124
Realized investment gains                                             21          31
                                                                 -------     -------
    Total revenues                                                 4,531       4,374
                                                                 -------     -------
BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                           3,279       3,228
Policy acquisition expenses                                          286         298
Other operating expenses                                             796         808
                                                                 -------     -------
    Total benefits, losses and expenses                            4,361       4,334
                                                                 -------     -------

INCOME BEFORE INCOME TAXES                                           170          40
                                                                 -------     -------
Income taxes (benefits):
    Current                                                           54          50
    Deferred                                                           2         (56)
                                                                 -------     -------
        Total income taxes                                            56          (6)
                                                                 -------     -------

NET INCOME                                                           114          46
Dividends declared                                                   (55)        (55)
Retained earnings, beginning of period                             3,717       3,702
- - ------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD                               $   3,776   $   3,693
- - -----------------------------------------------------------------===================

EARNINGS PER SHARE                                             $    1.58   $    0.64
- - -----------------------------------------------------------------===================

DIVIDENDS DECLARED PER SHARE                                   $    0.76   $    0.76
- - -----------------------------------------------------------------===================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                AS OF                       AS OF
                                                                               MARCH 31,               DECEMBER  31,
                                                                                 1994                       1993
===================================================================================================================
ASSETS
Investments:
   Fixed maturities:  at amortized cost (fair value, $13,386; $13,807)   $          12,580         $        12,375
   Fixed maturities:  at fair value (amortized cost, $17,371; $17,618)              18,235                  19,380
   Equity securities:  at fair value (cost, $1,619; $1,626)                          1,787                   1,849
   Mortgage loans                                                                    9,994                  10,021
   Policy loans                                                                      3,835                   3,663
   Real estate                                                                       1,779                   1,780
   Other long-term investments                                                         357                     303
   Short-term investments                                                            1,119                   1,357
                                                                            --------------           -------------
       Total investments                                                            49,686                  50,728
Cash and cash equivalents                                                            1,381                   1,211
Accrued investment income                                                              767                     764
Premiums, accounts and notes receivable                                              4,246                   4,065
Reinsurance recoverables                                                             8,351                   8,338
Deferred policy acquisition costs                                                    1,095                   1,085
Property and equipment, net                                                            923                     930
Deferred income taxes, net                                                           1,961                   1,703
Goodwill                                                                             1,231                   1,262
Other assets                                                                         1,252                   1,209
Separate account assets                                                             13,994                  13,680
- - ------------------------------------------------------------------------------------------------------------------
        Total                                                            $          84,887         $        84,975
- - ----------------------------------------------------------------------------======================================
LIABILITIES
Future policy benefits                                                   $          10,067         $         9,935
Contractholder deposit funds                                                        25,088                  25,328
Unpaid claims and claim expenses                                                    20,154                  20,144
Unearned premiums                                                                    2,746                   2,711
                                                                            --------------          --------------
         Total insurance and contractholder liabilities                             58,055                  58,118
Short-term debt                                                                        290                     351
Accounts payable, accrued expenses and other liabilities                             4,717                   4,555
Current income taxes                                                                   362                     468
Long-term debt                                                                       1,379                   1,235
Separate account liabilities                                                        13,988                  13,673
- - ------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          78,791                  78,400
- - ------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 83)                                                        83                      83
Additional paid-in capital                                                           2,245                   2,222
Net unrealized appreciation - fixed maturities                                         472                     961
Net unrealized appreciation - equity securities                                        158                     211
Net translation of foreign currencies                                                  (73)                    (74)
Retained earnings                                                                    3,776                   3,717
Less treasury stock, at cost                                                          (565)                   (545)
- - ------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                  6,096                   6,575
- - ------------------------------------------------------------------------------------------------------------------

         Total                                                           $          84,887         $        84,975
- - ----------------------------------------------------------------------------======================================

SHAREHOLDERS' EQUITY PER SHARE                                           $           84.32         $         91.30
- - ----------------------------------------------------------------------------======================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                  1994                1993
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $       114         $        46
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables                 175                 354
            Premiums, accounts and notes receivable                                (51)                (49)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                40                  76
            Deferred income taxes, net                                               2                 (56)
            Realized investment gains                                              (21)                (31)
            Other, net                                                             (67)                (41)
                                                                             ---------           ---------
                Net cash provided by operating activities                          192                 299
                                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - held to maturity                                          -                 420
        Fixed maturities - available for sale                                    1,476                   -
        Mortgage loans                                                             135                 164
        Equity securities                                                          227                 368
        Other (primarily short-term investments)                                 4,795               5,298
    Investment maturities and repayments:
        Fixed maturities - held to maturity                                        834               1,041
        Fixed maturities - available for sale                                      516                   -
        Mortgage loans                                                              48                  43
    Investments purchased:
        Fixed maturities - held to maturity                                       (744)             (1,923)
        Fixed maturities - available for sale                                   (2,204)                  -
        Mortgage loans                                                            (186)               (252)
        Equity securities                                                         (209)               (448)
        Other (primarily short-term investments)                                (4,646)             (5,130)
    Other, net                                                                     (32)                (22)
                                                                             ---------           ---------
                Net cash provided by (used in) investing activities                 10                (441)
                                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds               1,370               1,583
    Withdrawals from contractholder deposit funds                               (1,432)             (1,499)
    Net change in commercial paper                                                 (41)               (105)
    Issuance of long-term debt                                                     144                 326
    Repayment of debt                                                              (20)                (10)
    Dividends paid                                                                 (55)                (55)
    Other, net                                                                       -                   4
                                                                             ---------           ---------
                Net cash provided by (used in) financing activities                (34)                244
                                                                             ---------           ---------
Effect of foreign currency rate changes on cash                                      2                 (13)
- - ----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          170                  89
Cash and cash equivalents, beginning of period                                   1,211               1,011
- - ----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                   $     1,381         $     1,100
- - -----------------------------------------------------------------------------=============================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                      $       154         $        29
    Interest paid                                                          $        36         $        23
- - ----------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries (CIGNA). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to conform with the 1994 presentation.

The interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in drawing specific conclusions from interim results.

NOTE 2-NEW ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of 1993, CIGNA implemented Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was issued by the Financial Accounting Standards Board (FASB) in May 1993. SFAS No. 115 requires that debt and equity securities be classified into different categories and carried at fair value if they are not classified as held to maturity. SFAS No. 115 does not permit retroactive application of its provisions. The effect of implementing SFAS No. 115 as of December 31, 1993 resulted in an increase in investment assets of approximately $1.6 billion and an increase in shareholders' equity of approximately $900 million resulting from the classification of certain fixed maturities previously carried at amortized cost to available for sale. The increase in shareholders' equity was net of policyholder share of $307 million and deferred income taxes of $452 million.

In 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which provides guidance on valuing impaired loans, and must be implemented by the first quarter of 1995, with the cumulative effect of implementation included in net income. The FASB has a project underway that could amend the income recognition provisions of SFAS No. 114. CIGNA has not determined the timing or effect on results of operations or financial condition of adopting SFAS No. 114.

NOTE 3-INVESTMENT GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                                                                                          Three Months Ended
                                                                                              March 31,
 (in millions)                                                                             1994         1993
- - ------------------------------------------------------------------------------------------------------------
 Realized gains (losses):
    Fixed maturities                                                                        $16           $2
    Mortgage loans                                                                            -          (18)
    Equity securities                                                                         4           43
    Real estate                                                                              (1)         (13)
    Short-term investments                                                                    2           17
                                                                                        -------      -------
                                                                                             21           31
 Income taxes                                                                                 7            1
- - ------------------------------------------------------------------------------------------------------------
 Net realized gains                                                                         $14          $30
- - ----------------------------------------------------------------------------------------=====================

During the first quarter of 1994, proceeds from sales of available-for-sale fixed maturities and equities, including policyholder share, were $1.7 billion. Such sales resulted in gross gains of $56 million and gross losses of $47 million. In addition, there were no sales of held-to-maturity fixed maturities during the first quarter of 1994.

During the first quarter of 1994, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder share and deferred income taxes, decreased by approximately $490 million.


NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:

                                                                                        Three Months Ended
                                                                                              March 31,
 (in millions)                                                                           1994         1993
- - ------------------------------------------------------------------------------------------------------------
 Weighted average common shares                                                         72.199       71.888
- - ----------------------------------------------------------------------------------------====================

There is no significant difference between earnings per share on a primary and a fully diluted basis.

Common shares held as Treasury shares were 10,702,522 and 10,610,457 as of March 31, 1994 and 1993, respectively.

NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has substantially completed audits of the years 1982 through 1988 and has proposed an adjustment which could result in an assessment of approximately $205 million for those years. CIGNA is currently contesting in court the issue giving rise to such proposed adjustment and, although the outcome is uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of March 31, 1994, CIGNA had tax basis operating loss carryforwards of $304 million.


NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Consequently, allowances are established for amounts deemed uncollectible. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers.

For the first quarter of 1994 and 1993, premiums and fees were net of ceded premiums of $492 million and $555 million, respectively. In addition, benefits, losses and settlement expenses for the first quarter of 1994 and 1993 were net of reinsurance recoveries of $603 million and $680 million, respectively.


NOTE 7-CONTINGENCIES AND OTHER MATTERS

FINANCIAL GUARANTEES

CIGNA is contingently liable for various financial guarantees provided in the ordinary course of business. These include guarantees for the repayment of industrial revenue bonds as well as other debt instruments. Although the ultimate outcome of any loss contingencies arising from CIGNA's financial guarantees may adversely affect results of operations in future periods, they are not expected to have a material adverse effect on CIGNA's financial condition.

REGULATORY AND INDUSTRY DEVELOPMENTS

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; revise the system of funding clean-up of environmental damages; expand regulation; and reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA. Current proposals on national health care reform could significantly change the way health care is financed and delivered in the United States. CIGNA is not able to predict the effect on its business of any legislative or other changes resulting from health care reform.

Superfund, which was passed in 1980, is subject to re-authorization by Congress in 1994; any changes in Superfund's system of allocating responsibility or funding clean-up costs could affect the liability of policyholders and insurers. The proposals being considered by Congress to reform Superfund are in the early stages of development; therefore, CIGNA is not able to determine what effect, if any, such enacted reform would have on its future results.

The National Association of Insurance Commissioners (NAIC) has developed model solvency-related guidelines ("risk-based capital" rules) to strengthen solvency regulation of insurance companies. At March 31, 1994, CIGNA's domestic property and casualty subsidiaries, in the aggregate, and life insurance subsidiaries were adequately capitalized under the guidelines. Additional capital resources for the property and casualty operations are expected to be needed during 1994, as a result of continued property and casualty losses. CIGNA's Board of Directors has authorized up to $300 million of additional capital for these operations in 1994. As the risk-based capital guidelines for property and casualty become more stringent in future years and depending on the future results of these operations, additional capital for the property and casualty subsidiaries may be necessary.

Also, the NAIC is addressing risk-based capital guidelines for health maintenance organizations (HMOs) and a proposal that would limit the types and amounts of investment assets that an insurance company can hold. CIGNA cannot currently predict what effect, if any, such guidelines will have on its operations.

Unfavorable economic conditions have contributed to an increase in the number of insurance companies that are impaired or insolvent. This is expected to result in an increase in mandatory assessments by state guaranty funds of, or voluntary payments by, solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. Although future assessments and payments may adversely affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's financial condition.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain.

ASBESTOS-RELATED, ENVIRONMENTAL POLLUTION AND OTHER LONG-TERM EXPOSURE CLAIMS

Reserving for asbestos-related, environmental pollution and other long-term exposure claims is subject to significant uncertainties that are not generally present for other types of claims, as described in CIGNA's 1993 Form 10-K. Developed case law and adequate claim history do not exist for such claims. CIGNA and the insurance industry dispute coverage for the environmental pollution and some asbestos-related liabilities of their policyholders. In addition to the coverage lawsuits, CIGNA shares in the expense of defending underlying litigation against its policyholders. The outcome of the coverage litigation will assist in the determination of amounts that might be paid in the future for similar claims. The legal costs associated with these coverage lawsuits constitute a significant portion of CIGNA's losses for these claims. Reinsurance for these types of claims may become subject to similar contested coverage issues.

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

LITIGATION

CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.

A number of state attorneys general and private plaintiffs filed lawsuits against a number of insurance companies and others, including CIGNA, alleging violations of federal and state antitrust laws. These cases are currently being contested in court.

While the outcome of litigation involving CIGNA cannot be determined, litigation (other than that related to asbestos-related, environmental pollution and other long-term exposure claims, which is discussed below), net of reserves and giving effect to reinsurance, is not expected to have a material effect on CIGNA.

CIGNA is involved in lawsuits regarding policy coverage and judicial interpretation of legal liability for asbestos-related, environmental pollution and other long-term exposure claims. The lack of developed case law, as evidenced by the coverage lawsuits, is one of the significant uncertainties that affects CIGNA's ability to estimate future losses for these types of claims.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of March 31, 1994, compared with December 31, 1993, and its results of operations for the three months ended March 31, 1994, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in CIGNA's 1993 Annual Report to Shareholders (pages 14 through 29), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment which could adversely affect them.
Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; revise the system of funding clean-up of environmental damage; expand regulation; and reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For more detailed information on these and other contingencies, see Note 7 to the Financial Statements. Also, see Note 5 regarding a proposed IRS assessment of approximately $205 million; CIGNA is currently contesting the issue in court and management believes that CIGNA should prevail.

Moody's Investor Services is reviewing the debt ratings of CIGNA Corporation and the claims-paying ratings of its insurance companies. The outcome of this review is not expected to have a material adverse effect on CIGNA's financial condition.

During 1993, CIGNA announced restructuring initiatives in the Property and Casualty segment (both the domestic and international operations) and the Employee Life and Health Benefits segment. These actions were taken to reduce operating expenses. During the first quarter of 1994, CIGNA continued implementation of the restructuring initiatives and, as of March 31, 1994, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives.

In 1993, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Debt and Equity Securities," and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." See Note 2 to the Financial Statements for a detailed discussion of recently issued accounting pronouncements and their effect on CIGNA.

CONSOLIDATED RESULTS OF OPERATIONS


=====================================================================================================================
FINANCIAL SUMMARY                                                                                  Three Months
                                                                                                  Ended March 31,
(In millions)                                                                                      1994        1993
- - ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                                                $3,366        $3,261
Net investment income                                                                               992           958
Other revenues                                                                                      152           124
Realized investment gains                                                                            21            31
Total revenues                                                                                    4,531         4,374
Benefits and expenses                                                                             4,361         4,334
Income before taxes                                                                                 170            40
Income taxes (benefits)                                                                              56            (6)
Net income                                                                                         $114           $46
=====================================================================================================================
Realized investment gains, net of taxes                                                             $14           $30
=====================================================================================================================

CIGNA's first quarter 1994 consolidated net income increased significantly from the same period last year. Excluding after-tax realized investment gains, earnings were $100 million, compared with $16 million for 1993. This improvement reflects significantly higher earnings in the Employee Life and Health Benefits segment as well as a $20 million after-tax gain from the sale of the California personal automobile and homeowners insurance businesses that CIGNA retained from the 1989 sale of the Horace Mann companies.

After-tax realized investment gains decreased primarily due to lower gains on sales of equity securities and fixed maturities and a higher effective tax rate in 1994 than in 1993. Partially offsetting these factors was a decrease in new
loss reserves, primarily for mortgage loan and real estate investments.   For
additional information, see Note 3 to the Financial Statements.

Consolidated revenues increased 4% from the same period last year, primarily reflecting higher premiums and fees for the Employee Life and Health Benefits and Individual Financial Services segments, partially offset by lower premiums and fees for the Property and Casualty segment.

Full year results for 1994 are expected to improve, compared with 1993. However, such improvement could be materially affected by a continued adverse property and casualty environment, major catastrophes and significant deterioration in real estate market conditions.

EMPLOYEE LIFE AND HEALTH BENEFITS


=====================================================================================================================
FINANCIAL SUMMARY                                                                                    Three Months
                                                                                                    Ended March 31,
(In millions)                                                                                      1994        1993
- - ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                                                $1,968        $1,828
Net investment income                                                                               128           133
Other revenues                                                                                       69            71
Realized investment gains                                                                             8            24
Total revenues                                                                                    2,173         2,056
Benefits and expenses                                                                             1,985         1,928
Income before taxes                                                                                 188           128
Income taxes                                                                                         63            36
Net income                                                                                         $125           $92
=====================================================================================================================
Realized investment gains, net of taxes                                                              $6           $21
=====================================================================================================================

Net income for the Employee Life and Health Benefits segment increased 36% for the first quarter of 1994, compared with the same period last year. Excluding after-tax realized investment gains, income for the first quarter of 1994 was $119 million, compared with $71 million for the same period last year. This increase reflects improvements of $23 million and $25 million in the segment's HMO and group indemnity operations, respectively. The HMO improvement reflects approximately $10 million attributable to membership growth, with the balance attributable to rate increases and cost control initiatives. The improvement in the group indemnity business is primarily due to favorable claim experience, reflecting lower medical care cost inflation. While full year 1994 results are expected to improve over 1993, earnings growth is not expected to continue at the same level as first quarter.

Premiums and fees for the first quarter of 1994 increased 8% from the same period last year. This improvement reflects (1) increased premiums and fees for HMOs of approximately $35 million, primarily reflecting rate increases and increases in membership; and (2) an increase of approximately $105 million in group indemnity businesses (medical, $45 million; dental, $35 million; and life, $25 million), primarily due to new sales and rate increases. Total HMO membership increased 22%, compared with March 31, 1993, and 14%, compared with December 31, 1993. All the HMO membership growth has been in HMO alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims. Such programs generally have lower margins than traditional HMO plans. Growth in the medical indemnity business has been constrained by cancellations and increasing penetration into the indemnity market by prepaid health care providers, including conversions to CIGNA's HMOs.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Adjusted premiums and fees were $4.4 billion for the first quarter of 1994, compared with $4.3 billion for the same period last year. Premium equivalents, as a percentage of total adjusted premiums and fees, were 56% and 58% for the first quarters of 1994 and 1993, respectively. Administrative Services Only (ASO) plans accounted for 46% and 44% of total adjusted premiums and fees for the first quarters of 1994 and 1993, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS


=====================================================================================================================

FINANCIAL SUMMARY                                                                                  Three Months
                                                                                                  Ended March 31,
(In millions)                                                                                      1994        1993
- - ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                                                   $43           $49
Net investment income                                                                               450           467
Realized investment losses                                                                           (3)          (13)
Total revenues                                                                                      490           503
Benefits and expenses                                                                               422           450
Income before taxes                                                                                  68            53
Income taxes                                                                                         22            17
Net income                                                                                          $46           $36
=====================================================================================================================
Realized investment losses, net of taxes                                                            ($2)          ($8)
=====================================================================================================================

Net income for the Employee Retirement and Savings Benefits segment increased 28% for the first quarter of 1994, compared with the same period of 1993. Excluding after-tax realized investment results, income for the first quarter of 1994 was $48 million, compared with $44 million for the same period last year. This increase primarily reflects higher earnings from an increased asset base and, to a lesser extent, improved margins on defined contribution business.

Premiums and fees for the first quarter of 1994 decreased 12% from the same period last year, primarily reflecting lower annuity premiums. Net investment income declined 4% for the first quarter of 1994, compared with the same period last year, reflecting lower yields on invested assets.

Assets under management is generally a key determinant of earnings for this segment. For the quarter ended March 31, assets under management and related activity, including amounts attributable to separate accounts, were as follows:


- - --------------------------------------------------------------------------------------------------------------------------------
 (in millions)                                                                                          1994                1993
- - --------------------------------------------------------------------------------------------------------------------------------
 Balance at January 1                                                                                $34,469             $32,736

 Premiums and deposits                                                                                   722                 726

 Investment results                                                                                      578                 750

 Reduction in fair value of assets                                                                      (524)                (68)

 Customer withdrawals                                                                                   (864)             (1,251)

 Benefit payments and other                                                                             (442)               (549)
- - --------------------------------------------------------------------------------------------------------------------------------
 Balance at March 31                                                                                 $33,939             $32,344
- - --------------------------------------------------------------------------------------------------------------------------------

Approximately 54% and 26% of the premiums and deposits for 1994 and 1993, respectively, were from new customers. The decline in investment results for assets under management for the first quarter of 1994, compared with the same period last year, primarily reflects significantly lower realized gains from the sales of separate account investment assets. The decline in withdrawals for the first quarter of 1994, compared with the same period last year, reflects approximately $600 million of payments made in 1993 to two large customers under contracts that were terminated prior to 1993.

Assets under management as of March 31, 1994 decreased from $34.5 billion as of December 31, 1993, primarily reflecting a reduction in the fair value of assets. Assets under management at March 31, 1994 reflect approximately $225 million of unrealized appreciation in fair value of assets resulting from the implementation of SFAS No. 115, compared with $521 million as of December 31, 1993. Asset growth for 1994 could be constrained by withdrawals and lower deposits resulting from decisions by plan sponsors to diversify assets and fund management.

INDIVIDUAL FINANCIAL SERVICES


=====================================================================================================================
FINANCIAL SUMMARY                                                                                    Three Months
                                                                                                    Ended March 31,
(In millions)                                                                                      1994          1993
=====================================================================================================================
Premiums and fees                                                                                  $183          $155
Net investment income                                                                               169           122
Other revenues                                                                                       16            14
Realized investment gains (losses)                                                                    2            (7)
Total revenues                                                                                      370           284
Benefits and expenses                                                                               328           251
Income before taxes                                                                                  42            33
Income taxes                                                                                         14            11
Net income                                                                                          $28           $22
=====================================================================================================================
Realized investment gains (losses), net of taxes                                                     $2           ($5)
=====================================================================================================================

Net income for the Individual Financial Services segment increased 27% for the first quarter of 1994, compared with the same period of 1993. Excluding after-tax realized investment results, income was $26 million for the first quarter 1994 and $27 million for the same period last year. The slight decrease in earnings reflects lower reinsurance earnings due to unfavorable claim experience, and less favorable mortality, partially offset by $4 million from higher sales of interest-sensitive business (particularly corporate-owned life insurance).

Premiums and fees for the first quarter of 1994 increased 18% from the same period of 1993. Net investment income for the first quarter of 1994 increased 39% from the same period of 1993. These increases, as well as the 31% increase in benefits and expenses, reflect increased sales, primarily of interest-sensitive business.

PROPERTY AND CASUALTY


=====================================================================================================================
FINANCIAL SUMMARY                                                                                    Three Months
                                                                                                    Ended March 31,
(In millions)                                                                                      1994        1993
- - ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                                                $1,172        $1,222
Net investment income                                                                               194           189
Other revenues                                                                                       57            63
Realized investment gains                                                                            22            30
Total revenues                                                                                    1,445         1,504
Benefits and expenses                                                                             1,577         1,645
Loss before taxes                                                                                  (132)         (141)
Income tax benefits                                                                                 (52)          (62)
Net loss                                                                                           ($80)         ($79)
=====================================================================================================================
Realized investment gains, net of taxes                                                             $14           $24
=====================================================================================================================

Excluding after-tax realized investment results, Property and Casualty segment losses were $94 million in the first quarter of 1994, compared with losses of $103 million for the same period last year. The decrease in losses primarily reflects lower underwriting losses.

Underwriting losses were $317 million in the first quarter of 1994, compared with $342 million for the same period last year. Excluding asbestos and environmental losses of $67 million and $73 million for 1994 and 1993, respectively, underwriting losses declined 7%. This decrease is primarily due to lower losses for the international business ($24 million); favorable loss development on the domestic commercial property line ($25 million); and a reduction in operating expenses ($12 million), primarily associated with restructuring initiatives implemented in 1993. These factors were partially offset by higher losses from catastrophes. In addition, underwriting losses continue to reflect the adverse effects of the highly competitive pricing environment.

Included in underwriting results for the first quarter of 1994 were catastrophe losses, net of reinsurance, of $130 million (before reinsurance, or "gross", $135 million), compared with $83 million net (gross, $163 million) in the same period of last year. Catastrophe losses for the first quarter of 1994 included $97 million (gross, $100 million) for the Los Angeles earthquake and $35 million (gross, $36 million) for the severe winter weather. Catastrophe losses for the first quarter of 1993 included $43 million (gross, $122 million) and $31 million (gross, $31 million) for the World Trade Center bombing and the East Coast blizzard, respectively.

Premiums and fees in the first quarter of 1994 decreased 4%, compared with the same period last year. This decline primarily reflects reduced writings due to price competition in CIGNA's domestic commercial business ($63 million), particularly in the commercial packages, casualty and property lines. This decline also reflects reduced premiums for workers' compensation coverage that involves risk transfer and writing workers' compensation policies with higher customer risk retention ($40 million). The decrease in premiums and fees was partially offset by growth in the international life and property and casualty lines of business ($66 million). Domestic premiums and fees are expected to continue to decrease through 1994 as a result of the above factors.

In recent years, CIGNA has withdrawn substantially from the domestic voluntary personal automobile and the London property and casualty assumed reinsurance markets. CIGNA routinely re-evaluates the regulatory and reserving environment associated with these automobile and London reinsurance lines of business, and future changes in related reserves could occur.

Net investment income increased 3% in the first quarter of 1994, compared with the same period last year. The increase primarily reflects growth in investment assets of the international life operation and a change in investment asset mix.

RESERVES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves are described in its 1993 Form 10-K.

In summary, property and casualty reserves are an estimate of future amounts needed to pay claims and related expenses for insured events that have occurred, including events that have not been reported to CIGNA. The basic assumption underlying the many standard actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience also are considered.
Estimating property and casualty reserves is a complex process that relies heavily on judgment and is subject to uncertainties that are normal, recurring and inherent. CIGNA revises its estimate of the liability for insured events of prior years as new data become available.

CIGNA continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in estimating losses have grown in the last decade because of changes in social and legal trends that expand the liability of insureds, establish new liabilities and reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA. Such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

In management's judgment, based on known facts and current law, reserves are appropriate. However, future changes in estimates of CIGNA's liability for insured events may adversely affect results in future periods.

The following table shows the adverse (favorable) pre-tax effects on CIGNA's results of operations from insured events of prior years (prior year development) for the three months ended March 31:

====================================================================================================================
 (Dollars in millions)                           1994               %                          1993                %
- - --------------------------------------------------------------------------------------------------------------------
 Asbestos-related                                  $3               4                           $40               48

 Environmental pollution                           64              94                            33               39

 Unrecoverable reinsurance                          8              12                             9               11
- - --------------------------------------------------------------------------------------------------------------------
                                                   75             110                            82               98

 Other                                             (7)            (10)                            2                2
- - --------------------------------------------------------------------------------------------------------------------
 Total                                            $68             100                           $84              100
====================================================================================================================

CIGNA continues to receive asbestos, environmental pollution and other long-term exposure claims asserting a right to recovery under insurance policies issued by CIGNA.

Standard actuarial methods cannot be used in the estimation of liabilities for asbestos-related, environmental pollution and certain other long-term exposure claims because developed case law and adequate history do not exist for such claims. In addition, CIGNA and the insurance industry are litigating issues that will ultimately determine, in many cases, whether insurance coverage exists. Determination that coverage exists would result in the emergence of additional liabilities. CIGNA has been a major writer of commercial insurance policies, which are subject to these types of claims.

The majority of CIGNA's losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims arise from its domestic property and casualty operations. As of March 31, 1994 and December 31, 1993, approximately 1,200 policyholders had outstanding asbestos-related claims with the domestic operations. CIGNA continues to litigate certain asbestos-related coverage issues, with 41 lawsuits involving 27 policyholders pending as of March 31, 1994, compared with 39 lawsuits involving 27
policyholders as of December 31, 1993.   It is not possible to determine
CIGNA's potential liability for asbestos-related claims based on the number of policyholders with claims outstanding. Additional information would be needed for such determination, including the extent of coverage, the policyholder's liability for claims tendered to it, the injuries allegedly sustained by the policyholder's claimants and the number of claims pending against a policyholder.

The domestic operations had approximately 13,900 environmental pollution files outstanding at March 31, 1994 and 13,300 at December 31, 1993. A file represents each policyholder involved at a site, regardless of the number or type of claims asserted against the policyholder or the number or type of insurance policies (primary or excess) under which coverage is asserted. CIGNA disputes coverage for essentially all environmental pollution claims, and is involved in 489 coverage lawsuits as of March 31, 1994, compared with 493 as of December 31, 1993. Accordingly, and because of the many unresolved legal and factual issues related to environmental pollution cases, liabilities for these types of claims cannot be estimated from the number of environmental pollution files outstanding.

For the reasons discussed in Note 16 to the 1993 Financial Statements and in the 1993 Form 10-K, CIGNA expects that its future results will continue to be adversely affected by losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses for these types of claims and, therefore, is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

Losses for unrecoverable reinsurance are principally due to the failure of reinsurers to indemnify CIGNA, primarily because of reinsurer insolvencies and disputes under reinsurance contracts. Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to professional liability, asbestos and London reinsurance market exposures. Additional charges for unrecoverable reinsurance are likely to affect future results adversely, although the amounts and timing cannot be reasonably estimated.

Other prior year development in 1994 was primarily attributable to favorable reserve development on the domestic property line of business, partially offset by losses, primarily for long-term exposure claims.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities. Other Operations also included the California personal automobile and homeowners insurance businesses that CIGNA retained from the 1989 sale of the Horace Mann companies until these businesses were sold on January 15, 1994. The sale resulted in an after-tax gain of approximately $20 million in the first quarter of 1994.

Net losses for Other Operations were $5 million for the first quarter of 1994, compared with $25 million for the same period of 1993. After-tax realized investment losses in the first quarter of 1994 were $6 million, compared with $2 million for the first quarter of 1993. Excluding after-tax realized investment results, income was $1 million in the first quarter of 1994, compared with a loss of $23 million for the same period last year. This improvement reflects the gain on the sale of the California businesses.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the first quarter of 1994, cash and cash equivalents increased $170 million from $1.2 billion as of December 31, 1993. This increase primarily reflects issuance of long-term debt; net investment sales; and cash flows from operating activities, primarily resulting from earnings and the timing of cash receipts and cash disbursements. These factors were partially offset by withdrawals, net of deposits and interest credited, to contractholder deposit funds and payments of dividends on CIGNA common stock.

CIGNA's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of long-term debt and equity securities. CIGNA's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of such securities. CIGNA continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.

CIGNA had $1.38 billion of long-term debt outstanding at March 31, 1994, compared with $1.24 billion at December 31, 1993. This increase primarily reflects issuance in January 1994 of $100 million of unsecured 6 3/8% Notes due in 2006. The proceeds from this issue were used for general corporate purposes. As of March 31, 1994, CIGNA had approximately $850 million remaining under shelf registration statements that may be issued as debt and equity securities, depending upon market conditions and CIGNA's capital requirements.

At March 31, 1994, CIGNA's short-term debt, primarily commercial paper, amounted to $290 million, a decrease of $61 million from December 31, 1993.

Additional capital resources for the property and casualty operations are expected to be needed during 1994, as a result of continued property and casualty losses. CIGNA's Board of Directors has authorized up to $300 million of additional capital for these operations in 1994. CIGNA has sufficient internal resources to meet this need.

INVESTMENT ASSETS

====================================================================================================================================
                                                                                              March 31,                 December 31,
 (In millions)                                                                                     1994                         1993
- - ------------------------------------------------------------------------------------------------------------------------------------
 Fixed maturities:  at amortized cost                                                           $12,580                      $12,375
 Fixed maturities:  at fair value                                                                18,235                       19,380
 Equity securities                                                                                1,787                        1,849
 Mortgage loans                                                                                   9,994                       10,021
 Real estate                                                                                      1,779                        1,780
 Other                                                                                            5,311                        5,323
- - ------------------------------------------------------------------------------------------------------------------------------------
 Total investment assets                                                                        $49,686                      $50,728
====================================================================================================================================

Additional information regarding CIGNA's investment assets is included in Note 3 to the first quarter 1994 Financial Statements and Notes 1, 3 and 4 to the 1993 Financial Statements as well as the 1993 Form 10-K.


Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

====================================================================================================================================
                                                                                              March 31,                 December 31,
                                                                                                   1994                         1993
- - ------------------------------------------------------------------------------------------------------------------------------------
 Fixed maturities                                                                                   34%                          33%
 Mortgage loans                                                                                     59%                          59%
 Real estate                                                                                        58%                          56%
====================================================================================================================================

          FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; mortgage-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks. As of December 31, 1993, CIGNA adopted SFAS No. 115; accordingly fixed maturities classified as held to maturity are carried at amortized cost, net of impairments, and those classified as available for sale are carried at fair value, with unrealized appreciation or depreciation included in shareholders' equity.

As of March 31, 1994, fixed maturities classified as available for sale had an aggregate fair value in excess of amortized cost of approximately $865 million, compared with approximately $1.76 billion as of December 31, 1993. The decline in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1993.


          QUALITY RATINGS

Quality ratings for bonds were as follows (shown as a percentage of bonds):

====================================================================================================================================
                                                                                              March 31,                 December 31,
                                                                                                   1994                         1993
- - ------------------------------------------------------------------------------------------------------------------------------------
 Investment grade                                                                                   93%                          94%
 Below investment grade:
    Available for sale                                                                               1                            1
    Held to maturity                                                                                 6                            5
- - ------------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                             100%                         100%
====================================================================================================================================

The quality ratings of CIGNA's below investment grade bonds (BA and below, or equivalent) are concentrated toward the higher end of the non-investment grade spectrum. Approximately 36% of below investment grade securities relate to policyholder contracts. As a result of the higher yields and the inherent risk associated with below investment grade securities, gains or losses could significantly affect future earnings, although such effects are not expected to be material to CIGNA's financial condition.

          PROBLEM BONDS *

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. Problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs were as follows:

====================================================================================================================================
                                                                                                    March 31,           December 31,
 (In millions)                                                                                           1994                   1993
- - ------------------------------------------------------------------------------------------------------------------------------------
 Delinquent bonds                                                                                        $138                   $131
    Less cumulative write-downs                                                                            55                     52
                                                                                                    ---------              ---------
                                                                                                           83                     79
                                                                                                    ---------              ---------
 Restructured bonds                                                                                       324                    383
    Less cumulative write-downs                                                                            55                     55
                                                                                                    ---------              ---------
                                                                                                          269                    328
- - ------------------------------------------------------------------------------------------------------------------------------------
 Problem bonds                                                                                           $352                   $407
====================================================================================================================================


          POTENTIAL PROBLEM BONDS *

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

====================================================================================================================================
                                                                                              March 31,                 December 31,
 (In millions)                                                                                     1994                         1993
- - ------------------------------------------------------------------------------------------------------------------------------------
 Potential problem bonds                                                                           $187                         $225
 Less cumulative write-downs and
    valuation reserves                                                                                9                           11
- - ------------------------------------------------------------------------------------------------------------------------------------
 Potential problem bonds                                                                           $178                         $214
====================================================================================================================================


* Bonds in these categories are primarily classified as held to maturity.

          CUMULATIVE WRITE-DOWNS AND VALUATION RESERVES FOR BONDS

The activity in cumulative write-downs and valuation reserves for bonds during the three months ended March 31 was as follows:

==================================================================================================================================


                                                       1994                                                  1993
                                      --------------------------------------               ---------------------------------------
                                        Policy-                                               Policy-
                                         holder                                                holder
 (In millions)                        Contracts          CIGNA         Total                Contracts           CIGNA        Total
- - ----------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1              $54            $69          $123                       $89            $81         $170

 Additions to cumulative
   write-downs                                4              2             6                         -              8            8

 Net increase (decrease) in
   valuation reserves                        (2)             -            (2)                        1              1            2

 Charge-offs upon sales,
   repayments and other                      (2)            (1)           (3)                       (5)             8            3
- - ----------------------------------------------------------------------------------------------------------------------------------
 Ending balance - March 31                  $54            $70          $124                       $85            $98         $183
==================================================================================================================================


Included in the total ending balances above as of March 31, 1994 and 1993 were $5 million and $3 million, respectively, for bonds no longer classified as problem or potential problem bonds. As of December 31, 1993, such reserves were $5 million.

The after-tax adverse effect of write-downs and net increase in valuation reserves on CIGNA's net income for the three months ended March 31, 1994 and 1993 were $1 million and $6 million, respectively.

During 1993 and the first quarter of 1994, bonds with a carrying value of $102 million and $23 million, respectively, were restructured into equity securities. As of March 31, 1994, CIGNA had cumulative write-downs for equity securities of $83 million (including $40 million attributable to policyholder contracts), compared with $78 million (including $39 million attributable to policyholder contracts) as of December 31, 1993.

          EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. The adverse effect of non-accruals for bonds (in total and by type) on policyholder contracts and on CIGNA's net income for the three months ended March 31 is shown in the following table:

=====================================================================================================================
                                                         1994                                        1993
                                          ---------------------------                  ------------------------------
                                          Policyholder                                 Policyholder
 (In millions)                               Contracts          CIGNA                     Contracts             CIGNA
- - ---------------------------------------------------------------------------------------------------------------------
 Net investment income under
    original contract terms                        $6             $11                           $12              $11

 Less net investment income received                3               5                             7                7
                                          ---------------------------                    ---------------------------
 Forgone investment income                          3               6                             5                4

 Tax effect                                         -              (2)                            -               (1)
- - --------------------------------------------------------------------------------------------------------------------
 Net effect of non-accruals                        $3              $4                            $5               $3
====================================================================================================================

 Forgone investment income by
 type:

    Delinquent bonds                               $1              $3                            $1               $2

    Restructured bonds                              2               3                             4                2
                                          ---------------------------                    ---------------------------
 Forgone investment income                          3               6                             5                4

 Tax effect                                         -              (2)                            -               (1)
- - --------------------------------------------------------------------------------------------------------------------
 Net effect of non-accruals                        $3              $4                            $5               $3
====================================================================================================================

          MORTGAGE LOANS

====================================================================================================================================
                                                                                                     March 31,          December 31,
                                                                                                          1994                  1993
- - ------------------------------------------------------------------------------------------------------------------------------------
 Mortgage loans (in millions)                                                                           $9,994               $10,021
 By type:
    Office buildings                                                                                       39%                   40%
    Retail facilities                                                                                      38                    37
    Hotels                                                                                                  7                     7
    Apartment buildings                                                                                    10                    10
    Other                                                                                                   6                     6
 Total                                                                                                    100%                  100%
===================================================================================================================================

CIGNA's investment strategy calls for diversification of the mortgage loan portfolio. CIGNA follows guidelines relative to property type, location, borrower and loan size to reduce its exposure to potential losses.

Continued adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the first three months of 1994, $528 million of mortgage loans was scheduled to mature, of which $8 million was paid in full, $127 million was extended at existing loan rates for a weighted average of 18 months and $315 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remainder of the scheduled maturities was problem mortgage loans or foreclosure properties, including $32 million that were restructured and $34 million that were foreclosed or were in the process of foreclosure. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's results of operations, liquidity or capital resources.

          PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate. As of March 31, 1994, restructured mortgage loans with a carrying value of approximately $287 million had their original maturity date extended, with an average extension of four years. Restructured mortgage loans generated annualized cash returns averaging approximately 6% as of March 31, 1994.

Problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

======================================================================================================================
                                                                                       March 31,          December 31,
 (In millions)                                                                              1994                  1993
- - ----------------------------------------------------------------------------------------------------------------------
 Delinquent mortgage loans                                                                  $186                  $162
    Less valuation reserves                                                                   38                    32
                                                                                       ---------             ---------
                                                                                             148                   130
                                                                                       ---------             ---------

 Restructured mortgage loans                                                                 858                   839
    Less valuation reserves                                                                  105                   105
                                                                                       ---------             ---------
                                                                                             753                   734
- - ----------------------------------------------------------------------------------------------------------------------
 Problem mortgage loans                                                                     $901                  $864
======================================================================================================================

          POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification, 2) fully current loans for which the borrower has requested restructuring and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. As of March 31, 1994, approximately 91% of potential problem mortgage loans were fully current under their original terms. Potential problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

====================================================================================================================================
                                                                                              March 31,                 December 31,
 (In millions)                                                                                     1994                         1993
- - ------------------------------------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans before reserves                                                  $558                         $627
    Less reserves                                                                                    77                           79
- - ------------------------------------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans                                                                  $481                         $548
====================================================================================================================================

          VALUATION RESERVES FOR MORTGAGE LOANS

The activity in valuation reserves for mortgage loans during the three months ended March 31 was as follows:

==================================================================================================================================
                                                      1994                                                  1993
                                     --------------------------------------                 --------------------------------------
                                       Policy-                                                Policy-
                                        holder                                                 holder
 (In millions)                       Contracts          CIGNA         Total                 Contracts           CIGNA        Total
- - ----------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1            $105           $111          $216                      $106             $78         $184

 Net increase in valuation
    reserves                                 8              2            10                         8              20           28

 Charge-offs upon sales,
    repayments and other                    (1)            (1)           (2)                       (9)              5           (4)

 Transfers to real estate                    -             (4)           (4)                      (13)            (10)         (23)
- - ----------------------------------------------------------------------------------------------------------------------------------
 Ending balance - March 31                $112           $108          $220                       $92             $93         $185
==================================================================================================================================


The after-tax adverse effect of the net increase in valuation reserves on CIGNA's net income was $2 million and $13 million for the first quarters of 1994 and 1993, respectively.

Valuation reserves for mortgage loans include reserves for loans which are in-substance foreclosures (classified as problem mortgage loans), and such loans are carried at the fair value of the underlying property. As of March 31, 1994, December 31, 1993 and March 31, 1993, the carrying value of such loans was $24 million, $17 million and $64 million, respectively, net of valuation reserves of $13 million, $17 million and $30 million, respectively.

       EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. The adverse effect of non-accruals for mortgage loans (in total and by type) on policyholder contracts and on CIGNA's net income for the three months ended March 31 is shown in the following table:

======================================================================================================================
                                                     1994                                         1993
                                          -----------------------------                  -----------------------------
                                          Policyholder                                   Policyholder
 (In millions)                               Contracts            CIGNA                     Contracts            CIGNA
- - ----------------------------------------------------------------------------------------------------------------------
 Net investment income under
   original contract terms                        $21             $12                           $26              $15

 Less net investment income received               14               7                            17                8
                                          -----------------------------                  -----------------------------

 Forgone investment income                          7               5                             9                7

 Tax effect                                         -              (2)                            -               (2)
- - ----------------------------------------------------------------------------------------------------------------------
 Net effect of non-accruals                        $7              $3                            $9               $5
======================================================================================================================
 Forgone investment income by
   type:

    Delinquent mortgage loans                      $4              $3                            $5               $3

    Restructured mortgage loans                     3               2                             4                4
                                          -----------------------------                  -----------------------------

 Forgone investment income                          7               5                             9                7

 Tax effect                                         -              (2)                            -               (2)
- - ---------------------------------------------------------------------------------------------------------------------
 Net effect of non-accruals                        $7              $3                            $9               $5
=====================================================================================================================

          REAL ESTATE

Investment real estate includes real estate held for the production of income and properties acquired as a result of foreclosure of mortgage loans (foreclosure properties).

Investment real estate, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

======================================================================================================================
                                                                                         March 31,        December 31,
 (In millions)                                                                                1994                1993
- - ----------------------------------------------------------------------------------------------------------------------
 Foreclosure properties                                                                     $1,283              $1,289
    Less cumulative write-downs                                                                297                 301
    Less valuation reserves                                                                     61                  59
                                                                                         ---------           ---------
                                                                                               925                 929
                                                                                         ---------           ---------
 Real estate held for the production of income                                                 893                 890
    Less valuation reserves                                                                     39                  39
                                                                                         ---------           ---------
                                                                                               854                 851
- - ----------------------------------------------------------------------------------------------------------------------
 Investment real estate                                                                     $1,779              $1,780
======================================================================================================================


          RESERVES FOR REAL ESTATE

The activity in cumulative write-downs and valuation reserves for real estate during the three months ended March 31 was as follows:


==================================================================================================================================
                                                      1994                                                  1993
                                     -------------------------------------                 ---------------------------------------
                                       Policy-                                                Policy-
                                        holder                                                 holder
 (In millions)                       Contracts          CIGNA         Total                 Contracts           CIGNA        Total
- - ----------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1            $239           $160          $399                      $184            $108         $292

 Additions to cumulative
    write-downs                              3              -             3                         3              13           16

 Net increase in valuation
    reserves                                 1              2             3                         5               1            6

 Charge-offs upon sales and
    other                                   (9)            (3)          (12)                      (10)             12            2

 Transfers from mortgage loans               -              4             4                        13              10           23
- - ----------------------------------------------------------------------------------------------------------------------------------
 Ending balance - March 31                $234           $163          $397                      $195            $144         $339
==================================================================================================================================


The after-tax adverse effect of write-downs and the net increase in valuation reserves on CIGNA's net income for the three months ended March 31, 1994 and 1993 was $1 million and $9 million, respectively.

    SUMMARY

The adverse effects of non-accruals as well as write-downs and changes in valuation reserves ("write-downs and reserves") on policyholder contracts and on CIGNA's net income for the three months ended March 31 were as follows:

======================================================================================================================
                                                     1994                                         1993
                                          -----------------------------                  -----------------------------
                                          Policyholder                                   Policyholder
 (In millions)                               Contracts            CIGNA                     Contracts            CIGNA
- - ----------------------------------------------------------------------------------------------------------------------
 Write-downs and reserves:

    Bonds                                          $2              $1                            $1               $6

    Mortgage loans                                  8               2                             8               13

    Real estate                                     4               1                             8                9
- - --------------------------------------------------------------------------------------------------------------------
 Total                                            $14              $4                           $17              $28
====================================================================================================================
 Non-accruals:

    Bonds                                          $3              $4                            $5               $3

    Mortgage loans                                  7               3                             9                5
- - --------------------------------------------------------------------------------------------------------------------
 Total                                            $10              $7                           $14               $8
====================================================================================================================

The effect of adverse economic conditions on certain industry segments and adverse real estate market conditions is expected to continue, resulting in additional problem investments and foreclosures. Investments in California and in office buildings are particularly vulnerable to deterioration. Although additional non-accruals, write-downs and reserves will adversely affect future results, the amounts and timing cannot be reasonably estimated. CIGNA currently does not expect such non-accruals, write-downs and reserves to result in a significant decline in the aggregate carrying value of its assets or a material adverse effect on its financial condition.

                          Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of CIGNA Corporation was held on April 27, 1994. At the meeting, 62,752,170 shares of Common Stock were represented and entitled to vote; 72,064,338 shares of Common Stock were outstanding and entitled to vote. CIGNA shareholders elected six nominees to the Board of Directors and ratified the appointment of Price Waterhouse as independent accountants for 1994 by the votes shown in the table below. There were no broker non-votes.


                                                                                     Votes
                                                            Votes For                Withheld
                                                            ---------                --------
                 Election of nominees to
                 Board of Directors for
                 terms expiring in April
                 1996:

                 Bernard M. Fox                             62,072,792               679,378
                 Marilyn W. Lewis                           62,500,103               252,067


                 Election of nominees to
                 Board of Directors for
                 terms expiring in April
                 1997:

                 Alfred C. DeCrane, Jr                      62,515,684               236,486
                 Frank S. Jones                             62,505,202               246,968
                 Paul F. Oreffice                           62,510,373               241,797
                 Wilson H. Taylor                           62,513,124               239,046

                 ---------------------------------

                                                   Votes For        Votes Against             Abstentions
                                                   ---------        -------------             -----------
                 Ratification of Price
                 Waterhouse as
                 independent accountants           62,580,256        72,134                   99,780

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See Exhibit Index.

         (b) Since January 1, 1994, CIGNA has filed the following Reports on Form 8-K:

                  o dated May 2, 1994 containing a news release regarding its first quarter results;

                  o dated February 14, 1994 containing a news release regarding its year-end 1993 results; and

                  o dated January 17, 1994 regarding CIGNA's anticipated exposure as a result of the earthquake that occurred in California on January 17, 1994.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                            CIGNA CORPORATION



                                            By /s/ Gary A. Swords
                                               ----------------------
                                               Gary A. Swords
                                               Vice President and
                                               Chief Accounting Officer

Date: May 13, 1994

                                 Exhibit Index



                                                            Method of
Number           Description                                  Filing
- - ------           -----------                                ----------
11               Computation of Earnings                    Filed herewith.
                 Per Share

12               Computation of Ratio of                    Filed herewith.
                 Earnings to Fixed Charges