Form 10-Q
period 1994-06-30
CIGNA CORP
filed 1994-08-15
CIK 701221

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1994

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from _____ to _____

Commission file number 1-8323

                            CIGNA Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                            06-1059331
- ---------------------------------        -------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

  ONE LIBERTY PLACE, PHILADELPHIA, PA.        19192-1550
- ----------------------------------------      ----------
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

                        Yes  x                    No
                           -----                    -----

         As of July 31, 1994, 72,242,348 shares of the issuer's Common Stock were outstanding.

                               CIGNA CORPORATION


                                     INDEX


                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Consolidated Statements of Income             1
                          Consolidated Balance Sheets                   2
                          Consolidated Statements of Cash               3
                             Flows
                          Notes to Financial Statements                 4

                 Item 2.  Management's Discussion and                   9
                             Analysis of Financial Condition
                             and Results of Operations


PART II.         OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K.            33

SIGNATURE                                                              34

EXHIBIT INDEX                                                          35

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
(In millions, except per share amounts)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                        1994          1993              1994          1993
============================================================================================================
REVENUES
Premiums and fees                                 $    3,444     $      3,493      $      6,810  $     6,754
Net investment income                                    968              949             1,960        1,907
Other revenues                                           103              109               255          233
Realized investment gains                                 23               12                44           43
                                                  ----------     ------------      ------------  -----------
    Total revenues                                     4,538            4,563             9,069        8,937
                                                  ----------     ------------      ------------  -----------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses               3,156            3,270             6,435        6,498
Policy acquisition expenses                              283              278               569          576
Other operating expenses                                 895              893             1,691        1,701
                                                  ----------     ------------      ------------  -----------
    Total benefits, losses and expenses                4,334            4,441             8,695        8,775
                                                  ----------     ------------      ------------  -----------

INCOME BEFORE INCOME TAXES                               204              122               374          162
                                                  ----------     ------------      ------------  -----------

Income taxes (benefits):
    Current                                               79               86               133          136
    Deferred                                             (10)             (52)               (8)        (108)
                                                  ----------     ------------      ------------  -----------
        Total income taxes                                69               34               125           28
                                                  ----------     ------------      ------------  -----------

NET INCOME                                               135               88               249          134
Dividends declared                                       (55)             (54)             (110)        (109)
Retained earnings, beginning of period                 3,776            3,693             3,717        3,702
- ------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD                  $    3,856     $      3,727      $      3,856  $     3,727
- --------------------------------------------------==========================================================

EARNINGS PER SHARE                                $     1.86     $       1.22      $       3.44  $      1.86
- --------------------------------------------------==========================================================

DIVIDENDS DECLARED PER SHARE                      $     0.76     $       0.76      $       1.52  $      1.52
- --------------------------------------------------==========================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                        As of            As of
                                                                                      June 30,        December 31,
                                                                                        1994              1993
==================================================================================================================
ASSETS
Investments:
   Fixed maturities:  at amortized cost (fair value, $13,178; $13,807)             $     12,671    $        12,375
   Fixed maturities:  at fair value (amortized cost, $17,796; $17,618)                   17,907             19,380
   Equity securities:  at fair value (cost, $1,636; $1,626)                               1,809              1,849
   Mortgage loans                                                                         9,861             10,021
   Policy loans                                                                           4,189              3,663
   Real estate                                                                            1,797              1,780
   Other long-term investments                                                              381                303
   Short-term investments                                                                 1,103              1,357
                                                                                   ------------    ---------------
       Total investments                                                                 49,718             50,728
Cash and cash equivalents                                                                 1,185              1,211
Accrued investment income                                                                   755                764
Premiums, accounts and notes receivable                                                   3,854              4,065
Reinsurance recoverables                                                                  8,417              8,338
Deferred policy acquisition costs                                                         1,091              1,085
Property and equipment, net                                                                 921                930
Deferred income taxes, net                                                                2,148              1,703
Goodwill                                                                                  1,207              1,262
Other assets                                                                              1,152              1,209
Separate account assets                                                                  13,874             13,680
- ------------------------------------------------------------------------------------------------------------------

        Total                                                                      $     84,322    $        84,975
- -----------------------------------------------------------------------------------===============================

LIABILITIES
Future policy benefits                                                             $     10,249    $         9,935
Contractholder deposit funds                                                             25,268             25,328
Unpaid claims and claim expenses                                                         19,995             20,144
Unearned premiums                                                                         2,620              2,711
                                                                                   ------------    ---------------
         Total insurance and contractholder liabilities                                  58,132             58,118
Short-term debt                                                                             299                351
Accounts payable, accrued expenses and other liabilities                                  4,486              4,555
Current income taxes                                                                        346                468
Long-term debt                                                                            1,379              1,235
Separate account liabilities                                                             13,830             13,673
- ------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                               78,472             78,400
- ------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 83)                                                             83                 83
Additional paid-in capital                                                                2,247              2,222
Net unrealized appreciation - fixed maturities                                              141                961
Net unrealized appreciation - equity securities                                             157                211
Net translation of foreign currencies                                                       (70)               (74)
Retained earnings                                                                         3,856              3,717
Less treasury stock, at cost                                                               (564)              (545)
- ------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                       5,850              6,575
- ------------------------------------------------------------------------------------------------------------------

         Total                                                                     $     84,322    $        84,975
- -----------------------------------------------------------------------------------===============================

SHAREHOLDERS' EQUITY PER SHARE                                                     $      80.98    $         91.30
- -----------------------------------------------------------------------------------===============================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                Six Months Ended June 30,
                                                                                   1994           1993
=========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $     249      $      134
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables                   (86)            209
            Premiums, accounts and notes receivable                                  232              98
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                (187)            (67)
            Deferred income taxes, net                                                (8)           (108)
            Realized investment gains                                                (44)            (43)
            Other, net                                                               114              19
                                                                               ---------      ----------
                Net cash provided by operating activities                            270             242
                                                                               ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - held to maturity                                           12             690
        Fixed maturities - available for sale                                      2,747               -
        Mortgage loans                                                               328             424
        Equity securities                                                            376             782
        Other (primarily short-term investments)                                   8,909          10,878
    Investment maturities and repayments:
        Fixed maturities - held to maturity                                        1,488           1,851
        Fixed maturities - available for sale                                      1,081               -
        Mortgage loans                                                               120              93
    Investments purchased:
        Fixed maturities - held to maturity                                       (1,543)         (3,473)
        Fixed maturities - available for sale                                     (4,078)              -
        Mortgage loans                                                              (391)           (399)
        Equity securities                                                           (352)           (805)
        Other (primarily short-term investments)                                  (9,199)        (11,308)
    Other, net                                                                      (103)            (49)
                                                                               ---------      ----------
                Net cash used in investing activities                               (605)         (1,316)
                                                                               ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                 2,772           4,027
    Withdrawals from contractholder deposit funds                                 (2,458)         (2,975)
    Net change in commercial paper                                                   (32)             28
    Issuance of long-term debt                                                       144             327
    Repayment of debt                                                                (20)            (10)
    Dividends paid                                                                  (110)           (109)
    Other, net                                                                         5               4
                                                                               ---------      ----------
                Net cash provided by financing activities                            301           1,292
                                                                               ---------      ----------
Effect of foreign currency rate changes on cash                                        8              (8)
- --------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (26)            210
Cash and cash equivalents, beginning of period                                     1,211           1,011
- --------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                       $   1,185      $    1,221
- -------------------------------------------------------------------------------=========================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                          $     246      $      100
    Interest paid                                                              $      54      $       43
- --------------------------------------------------------------------------------------------------------

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


NOTE 2-NEW ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of 1993, CIGNA implemented Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was issued by the Financial Accounting Standards Board (FASB) in May 1993. SFAS No. 115 requires that debt and equity securities be classified into different categories and carried at fair value if they are not classified as held to maturity. SFAS No. 115 does not permit retroactive application of its provisions. The effect of implementing SFAS No. 115 as of December 31, 1993 resulted in an increase in investment assets of approximately $1.6 billion and an increase in shareholders' equity of $882 million resulting from the classification of certain fixed maturities previously carried at amortized cost to available for sale. The increase in shareholders' equity was net of policyholder share of $307 million and deferred income taxes of $452 million.

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

NOTE 3-INVESTMENT GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
 (in millions)                                           1994         1993                 1994         1993
- -------------------------------------------------------------------------------------------------------------
 Realized gains (losses):
    Fixed maturities                                      $(7)           $4                  $9           $6
    Mortgage loans                                        (11)          (11)                (11)         (29)
    Equity securities                                      13            15                  17           58
    Real estate                                            27            (9)                 26          (22)
    Short-term investments                                  1            13                   3           30
                                                       ---------     ---------           --------     -------
                                                           23            12                  44           43
 Income taxes (benefits)                                    8            (7)                 15           (6)
- -------------------------------------------------------------------------------------------------------------
 Net realized gains                                       $15           $19                 $29          $49
- ----------------------------------------------------------==================================================

During the second quarter and six months of 1994, proceeds from sales of available-for-sale fixed maturities and equities, including policyholder share, were $1.4 billion and $3.1 billion, respectively. The second quarter sales resulted in gross gains of $51 million and gross losses of $46 million. The six month sales resulted in gross gains of $107 million and gross losses of $93 million. In addition, there were no significant amounts of sales or transfers of fixed maturities classified as held-to-maturity during the first six months of 1994.

During the second quarter and six months of 1994, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder share and deferred income taxes, decreased by approximately $330 million and $820 million, respectively.


NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
 (in millions)                                     1994          1993            1994        1993
- --------------------------------------------------------------------------------------------------
 Weighted average common shares                    72.398     72.040            72.299      71.965
- ---------------------------------------------------===============================================

There is no significant difference between earnings per share on a primary and a fully diluted basis.

Common shares held as Treasury shares were 10,813,125 and 10,614,247 as of June 30, 1994 and 1993, respectively.

NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has substantially completed audits of the years 1982 through 1988 and has proposed an adjustment which could result in an assessment of approximately $210 million for those years. CIGNA is currently contesting in court the issue (such issue does not exist for years after 1988) giving rise to such proposed adjustment and, although the outcome is uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of June 30, 1994, CIGNA had tax basis operating loss carryforwards of $304 million.


NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances have been established for amounts deemed uncollectible. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the second quarter and six months of 1994, premiums and fees were net of ceded premiums of $487 million and $979 million, respectively. For the second quarter and six months of 1993, premiums and fees were net of ceded premiums of $389 million and $944 million, respectively. In addition, benefits, losses and settlement expenses for the second quarter and six months of 1994 were net of reinsurance recoveries of $508 million and $1.1 billion, respectively. Benefits, losses and settlement expenses for the second quarter and six months of 1993 were net of reinsurance recoveries of $743 million and $1.4 billion, respectively.


NOTE 7-CONTINGENCIES AND OTHER MATTERS

FINANCIAL GUARANTEES

CIGNA is contingently liable for various financial guarantees provided in the ordinary course of business. These include guarantees for the repayment of industrial revenue bonds as well as other debt instruments. Although the ultimate outcome of any loss contingencies arising from CIGNA's financial guarantees may materially affect results of operations in future periods, they are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

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

Proposals on national health care reform are under consideration which could significantly change the way health care is financed and delivered in the United States. Due to uncertainties associated with the timing and content of any health care legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

Superfund, which was passed in 1980, is subject to re-authorization by Congress in 1994. Any changes in Superfund's system of allocating responsibility or funding clean-up costs could affect the liabilities of potentially responsible parties and insurers. The bill pending before Congress would create a new Environmental Insurance Resolution Fund program to resolve disputes between potentially responsible parties and their insurers regarding liability for cleanup costs for Superfund sites. This proposed program would be financed by a new excise tax on insurance premiums, the structure of which is unresolved, but which is expected to raise approximately $8 billion from the insurance industry over ten years. Due to uncertainties associated with the timing and content of any Superfund legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The National Association of Insurance Commissioners (NAIC) has developed model solvency-related guidelines ("risk-based capital" rules) to strengthen solvency regulation of insurance companies. At June 30, 1994, CIGNA's domestic property and casualty subsidiaries, in the aggregate, and life insurance subsidiaries were adequately capitalized under the guidelines. Additional capital resources for the domestic property and casualty operations are expected to be needed during 1994, as a result of continued property and casualty losses. CIGNA's Board of Directors has authorized up to $300 million of additional capital for these operations in 1994, $100 million of which was contributed during the second quarter. As the risk-based capital guidelines for property and casualty insurers become more stringent in future years and depending on the future results of these operations, additional capital for the property and casualty subsidiaries may be necessary.

Also, the NAIC is addressing risk-based capital guidelines for health maintenance organizations (HMOs) and a proposal that would limit the types and amounts of investment assets that an insurance company can hold. CIGNA cannot currently predict what effect, if any, such guidelines will have on its future results of operations, liquidity or financial condition.

Unfavorable economic conditions have contributed to an increase in the number of insurance companies that are impaired or insolvent. This is expected to result in an increase in mandatory assessments by state guaranty funds of, or voluntary payments by, solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. Although future assessments and payments may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

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

While the outcome of litigation involving CIGNA cannot be determined, litigation (other than that related to asbestos-related, environmental pollution and other long-term exposure claims, which is discussed below), net of reserves and giving effect to reinsurance, is not expected to have a material effect on CIGNA's future results of operations, liquidity or financial condition.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of June 30, 1994, compared with December 31, 1993, and its results of operations for the quarter and six months ended June 30, 1994, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis sections included in CIGNA's 1993 Annual Report to Shareholders (pages 14 through 29) and in CIGNA's report on Form 10-Q for the first quarter of 1994, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment which could adversely affect them.
Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; revise the system of funding clean-up of environmental damage; expand regulation; and reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For more detailed information on these and other contingencies, see Note 7 to the Financial Statements. Also, see Note 5 regarding a proposed IRS assessment of approximately $210 million; CIGNA is currently contesting the issue in court and management believes that CIGNA should prevail.

In July 1994, Duff & Phelps assigned an initial rating of D-1 (the second highest of 7 ratings), which it characterizes as "very high", to CIGNA's commercial paper. In August 1994, Moody's Investors Services (Moody's) downgraded the ratings of CIGNA's senior and subordinated debt to Baa1 (8th of 19 ratings) and Baa2 (9th of 19), respectively, from A2 and A3, respectively. Moody's characterizes these ratings as "medium grade". Moody's also reduced CIGNA's commercial paper rating to Prime-2 (2nd of 4), which is characterized as "strong", from Prime-1. In addition, Moody's reduced its insurance company ratings of Connecticut General Life Insurance Company to A1 (5th of 19) from Aa3 and of CIGNA's property and casualty domestic pool group to Baa1 (8th of
19) from A2. Moody's characterizes the A1 rating as "good" and the Baa1 rating as "adequate". Moody's actions are not expected to have a material effect on
CIGNA's results of operations, liquidity, or financial condition.   Separately,
Standard & Poor's rating of CIGNA's subordinated debt is A- (7th of 22).

During 1993, CIGNA announced restructuring initiatives in the Property and Casualty segment (both the domestic and international operations) and the Employee Life and Health Benefits segment. These actions were taken to reduce operating expenses by the elimination of certain payroll and lease costs in future years. During the first six months of 1994, CIGNA continued implementation of the restructuring initiatives and, as of June 30, 1994, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives.

In 1993, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." See Note 2 to the Financial Statements for a detailed discussion of recently issued accounting pronouncements and their effect on CIGNA.

CONSOLIDATED RESULTS OF OPERATIONS

- ---------------------------------------------------------------------------------------------------------------------

FINANCIAL SUMMARY                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
(In millions)                                                      1994          1993              1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                $3,444        $3,493            $6,810        $6,754
Net investment income                                               968           949             1,960         1,907
Other revenues                                                      103           109               255           233
Realized investment gains                                            23            12                44            43
Total revenues                                                    4,538         4,563             9,069         8,937
Benefits and expenses                                             4,334         4,441             8,695         8,775
Income before taxes                                                 204           122               374           162
Income taxes                                                         69            34               125            28
Net income                                                         $135           $88              $249          $134
=====================================================================================================================

Realized investment gains, net of taxes                             $15           $19               $29           $49
=====================================================================================================================

CIGNA's 1994 consolidated net income increased 53% and 86% for the second quarter and six months of 1994 from the same periods last year. Excluding after-tax realized investment gains, income for the second quarter and six months of 1994 was $120 million and $220 million, compared with $69 million and $85 million for the same periods last year. These improvements primarily reflect significantly higher earnings in the Employee Life and Health Benefits segment as well as lower losses in the Property and Casualty segment. The six month increase also reflects a $20 million after-tax gain from the sale of the California personal automobile and homeowners insurance businesses (California business) that CIGNA retained from the 1989 sale of the Horace Mann companies.

After-tax realized investment gains for the second quarter and six months of 1994 decreased, compared with the same periods last year, primarily due to lower gains on sales of equity securities and fixed maturities and a higher effective tax rate in 1994 than in 1993. Partially offsetting these factors were higher gains on sales of real estate and decreases in new loss reserves, primarily for mortgage loan and real estate investments. For additional information, see Note 3 to the Financial Statements.

Consolidated revenues for the second quarter and six months of 1994 were essentially level with the same periods last year. Revenues primarily reflect higher premiums and fees as well as higher net investment income for the Employee Life and Health Benefits and Individual Financial Services segments, and lower premiums and fees for the Property and Casualty segment.

Full year results for 1994 are expected to continue to improve, compared with 1993. However, such improvement could be materially affected by a continued adverse property and casualty environment, major catastrophes and significant deterioration in real estate market conditions.

EMPLOYEE LIFE AND HEALTH BENEFITS

=====================================================================================================================

FINANCIAL SUMMARY                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
(In millions)                                                      1994          1993              1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                $1,891        $1,860            $3,859        $3,688
Net investment income                                               129           114               257           247
Other revenues                                                       71            71               140           142
Realized investment gains                                             6             3                14            27
Total revenues                                                    2,097         2,048             4,270         4,104
Benefits and expenses                                             1,892         1,888             3,877         3,816
Income before taxes                                                 205           160               393           288
Income taxes                                                         69            49               132            85
Net income                                                         $136          $111              $261          $203
=====================================================================================================================

Realized investment gains, net of taxes                              $6            $7               $12           $28
=====================================================================================================================

Net income for the Employee Life and Health Benefits segment increased 23% for the second quarter and 29% for the six months of 1994, compared with the same periods of 1993. Excluding after-tax realized investment gains, income was $130 million and $249 million for the second quarter and six months of 1994, compared with $104 million and $175 million for the same periods last year.

The increase for the quarter reflects improvements of $18 million and $8 million in the HMO and indemnity operations, respectively. The six month increase reflects improvements of $41 million and $33 million in the HMO and indemnity operations, respectively. The improvement in HMO operations for the quarter and six months reflects approximately $10 million and $20 million, respectively, attributable to membership growth with the balance primarily due to favorable medical cost experience. The improvements in indemnity operations were attributable to favorable claim experience, reflecting lower medical care cost inflation, and more favorable morbidity and mortality in the group life and accident lines of business.

Premiums and fees for the second quarter and six months increased 2% and 5%, compared with the same periods last year. For the quarter and six months, premiums and fees for HMOs increased $10 million and $47 million, primarily reflecting rate increases. Premiums and fees for the indemnity business increased $21 million for the second quarter resulting from life insurance business ($61 million) primarily due to new sales, partially offset by a decline in other indemnity lines ($40 million), primarily due to cancellations in medical business. Premiums and fees for the indemnity business increased $124 million for the six months primarily in the life ($87 million) and dental ($33 million) insurance businesses primarily due to new sales. Total HMO membership increased 21%, compared with June 30, 1993, and 16%, compared with December 31, 1993. Substantially all the HMO membership growth has been in HMO alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims. Such programs generally have lower margins than traditional HMO plans. As reflected above, growth in the medical indemnity business has been constrained by cancellations and increasing penetration into the indemnity market by prepaid health care providers, including conversions to CIGNA's HMOs.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Adjusted premiums and fees were $4.2 billion and $8.7 billion for the second quarter and six months of 1994, compared with $4.4 billion and $8.7 billion for the same periods last year. The decline for the quarter primarily reflects cancellations in medical indemnity business. Premium equivalents, as a percentage of total adjusted premiums and fees, were 55% and 58% for the six months of 1994 and 1993, respectively. Administrative Services Only (ASO) plans accounted for 45% and 44% of total adjusted premiums and fees for the six months of 1994 and 1993, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

=====================================================================================================================

FINANCIAL SUMMARY                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                        June 30,
(In millions)                                                      1994          1993              1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                   $46           $62               $89          $111
Net investment income                                               421           451               871           918
Realized investment gains (losses)                                   10           (11)                7           (24)
Total revenues                                                      477           502               967         1,005
Benefits and expenses                                               403           450               825           900
Income before taxes                                                  74            52               142           105
Income taxes                                                         25            16                47            33
Net income                                                          $49           $36               $95           $72
=====================================================================================================================

Realized investment gains (losses), net of taxes                     $5           ($8)               $3          ($16)
=====================================================================================================================

Net income for the Employee Retirement and Savings Benefits segment increased 36% and 32% for the second quarter and six months of 1994, compared with the same periods of 1993. Excluding after-tax realized investment results, income was $44 million and $92 million for the second quarter and six months of 1994, compared with $44 million and $88 million for the same periods last year. The six month increase primarily reflects improved interest margins on defined contribution business ($6 million) and higher earnings from an increased asset base ($2 million), partially offset by higher expenses ($4 million), primarily for systems upgrades. For the second quarter, the favorable effects of improved interest margins and an increased asset base were offset by higher expenses of $3 million.

Premiums and fees decreased 26% and 20% for the second quarter and six months of 1994, compared with the same periods last year, primarily reflecting lower annuity premiums. Net investment income declined 7% and 5% for the second quarter and six months of 1994, compared with the same periods last year, primarily from lower yields on invested assets.

Assets under management is generally a key determinant of earnings for this segment. For the six months ended June 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:


=====================================================================================================================
 (in millions)                                                                             1994                1993
- ---------------------------------------------------------------------------------------------------------------------
 Balance as of January 1                                                                  $34,469             $32,736

 Premiums and deposits                                                                      1,359               1,427

 Investment results                                                                         1,283               1,379

 Reduction in fair value of assets                                                         (1,024)                (59)

 Customer withdrawals                                                                      (1,341)             (1,724)

 Benefit payments and other                                                                (1,395)               (916)
- ---------------------------------------------------------------------------------------------------------------------

 Balance as of June 30                                                                    $33,351             $32,843
=====================================================================================================================

Assets under management as of June 30, 1994 decreased by $1.1 billion to $33.4 billion from the balance as of January 1, 1994, reflecting a reduction of $1 billion in the fair value of assets, primarily fixed maturities, resulting from an increase in interest rates. Approximately 53% and 45% of the premiums and deposits for 1994 and 1993, respectively, were from new customers. The decline in investment results for assets under management for the six months ended June 30, 1994, compared with the same period last year, primarily reflects significantly lower realized gains from the sales of separate account investment assets. The decline in withdrawals for the six months of 1994, compared with the same period last year, reflects approximately $600 million of payments made in 1993 to two large customers under contracts that were terminated prior to 1993. Asset growth for 1994 could be constrained by withdrawals and lower deposits resulting from decisions by plan sponsors to diversify assets and fund management. In addition, further increases in interest rates may adversely affect assets under management.

INDIVIDUAL FINANCIAL SERVICES

=====================================================================================================================

FINANCIAL SUMMARY                                                   Three Months Ended             Six Months Ended
                                                                       June 30,                        June 30,
(In millions)                                                      1994          1993              1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                  $249          $245              $432          $400
Net investment income                                               184           150               353           272
Other revenues                                                       17            15                33            29
Realized investment gains (losses)                                    7           (14)                9           (21)
Total revenues                                                      457           396               827           680
Benefits and expenses                                               393           370               721           621
Income before taxes                                                  64            26               106            59
Income taxes                                                         23             8                37            19
Net income                                                          $41           $18               $69           $40
=====================================================================================================================

Realized investment gains (losses), net of taxes                     $4           ($8)               $6          ($13)
=====================================================================================================================

Net income for the Individual Financial Services segment for the second quarter and six months increased 128% and 73%, respectively, compared with the same periods last year. Excluding after-tax realized investment results, income was $37 million and $63 million for the second quarter and six months of 1994, compared with $26 million and $53 million for the same periods last year.
These increases reflect higher earnings from interest-sensitive products of $5 million for the quarter and $8 million for the six months, primarily reflecting improved interest margins and business growth. In addition, the increases reflect favorable mortality of $6 million for the quarter and $2 million for the six months.

Premiums and fees for the second quarter and six months of 1994 increased 2% and 8% from the same periods of 1993. Net investment income for the second quarter and six months of 1994 increased 23% and 30%, compared with the same periods last year. These increases, as well as the increase in benefits and expenses, reflect growth in business, primarily of interest-sensitive products (principally corporate-owned life insurance).

PROPERTY AND CASUALTY

=====================================================================================================================

FINANCIAL SUMMARY                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
(In millions)                                                      1994          1993              1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                $1,258        $1,318            $2,430        $2,540
Net investment income                                               176           179               370           368
Other revenues                                                       46            52               103           115
Realized investment gains                                            --            42                22            72
Total revenues                                                    1,480         1,591             2,925         3,095
Benefits and expenses                                             1,590         1,675             3,167         3,320
Loss before taxes                                                  (110)          (84)             (242)         (225)
Income tax benefits                                                 (43)          (39)              (95)         (101)
Net loss                                                           ($67)         ($45)            ($147)        ($124)
=====================================================================================================================

Realized investment gains, net of taxes                             $--           $34               $14           $58
=====================================================================================================================

Property and Casualty segment losses, excluding after-tax realized investment results, were $67 million and $161 million in the second quarter and six months of 1994, compared with losses of $79 million and $182 million for the same periods last year. The decrease in losses primarily reflects lower underwriting losses.

Underwriting losses were $233 million and $550 million in the second quarter and six months of 1994, compared with $276 million and $618 million for the same periods last year. Excluding asbestos and environmental losses (see table on page 18), underwriting losses for the second quarter and six months of 1994 were $183 million and $433 million, respectively, compared with $239 million and $508 million for the same periods last year. The decline in underwriting losses for the second quarter primarily reflects lower losses for the international business ($31 million); lower self-insurance costs ($42 million) and lower catastrophe losses, partially offset by reserve strengthening in several lines. For the six months, lower underwriting losses primarily resulted from lower losses for the international business ($55 million); a reduction in operating expenses ($19 million); and lower self-insurance costs ($54 million); partially offset by higher catastrophe losses and reserve strengthening in several lines. Although underwriting losses declined, they continue to reflect unfavorable underwriting experience for CIGNA's domestic business, as well as the adverse effects of the highly competitive pricing environment.

Catastrophe losses included in underwriting results were $5 million, net of reinsurance, (before reinsurance, or "gross", $6 million) for the second quarter of 1994, compared with $15 million (gross, $89 million) for the same period last year. Through six months, catastrophe losses were $135 million (gross, $141 million) in 1994, compared with $98 million (gross, $252 million) for the same period last year. Catastrophe losses for the six months of 1994 include $91 million (gross, $94 million) for the Los Angeles earthquake and $33 million (gross, $35 million) for the severe winter weather. Catastrophe losses for the six months of 1993 included $42 million (gross, $173 million) and $36 million (gross, $37 million) for the World Trade Center bombing and the East Coast blizzard, respectively.

Premiums and fees for the second quarter and six months of 1994 decreased 5% and 4% from the same periods of 1993. These declines primarily reflect reduced premiums of $73 million for the quarter and $136 million for the six months in CIGNA's domestic commercial business due to price competition, particularly in the commercial packages and casualty lines. Price competition also resulted in reduced premiums for workers' compensation coverage ($51 million for the quarter; $91 million for the six months). The decreases in premiums and fees were partially offset by growth in international lines of business ($75 million for the quarter; $141 million for the six months). Domestic premiums and fees are expected to continue to decrease through 1994 as a result of the above factors.

Net investment income for the second quarter and six months of 1994 was essentially level with the same periods last year primarily reflecting growth in investment assets of the international life operation and a change in investment asset mix, offset by lower yields.

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

The following table shows the adverse pre-tax effects on CIGNA's results of operations from insured events of prior years (prior year development) for the second quarter and six months ended June 30:

====================================================================================================================================
                                                     Three Months Ended                                Six Months Ended
                                                          June 30,                                         June 30,

 (In millions)                                  1994                     1993                     1994                    1993
- ------------------------------------------------------------------------------------------------------------------------------------
 Asbestos-related                          $11        12%           $18        24%            $14        9%          $58         37%

 Environmental pollution                    39        43             19        26             103       65            52         33

 Unrecoverable reinsurance                   7         8              7         9              15        9            16         10

 Other                                      33        37             30        41              26       17            32         20
- ------------------------------------------------------------------------------------------------------------------------------------

 Total                                     $90       100%           $74       100%           $158      100%         $158        100%
====================================================================================================================================

CIGNA continues to receive asbestos-related, environmental pollution and other long-term exposure claims asserting a right to recovery under insurance policies issued by CIGNA.

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

The majority of CIGNA's losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims arise from its domestic property and casualty operations. As of June 30, 1994 and December 31, 1993, approximately 1,200 policyholders had outstanding asbestos-related claims with the domestic operations. CIGNA continues to litigate certain asbestos-related coverage issues, with 43 lawsuits involving 35 policyholders pending as of June 30, 1994, compared with 39 lawsuits involving 27
policyholders as of December 31, 1993.   It is not possible to determine
CIGNA's potential liability for asbestos-related claims based on the number of policyholders with claims outstanding. Additional information, which is not available, would be needed for such determination, including the extent of coverage, the policyholder's liability for claims tendered to it, the injuries allegedly sustained by the policyholder's claimants and the number of claims pending against a policyholder.

The domestic operations had approximately 14,500 environmental pollution files outstanding at June 30, 1994 and 13,300 at December 31, 1993. A file represents each policyholder involved at a site, regardless of the number or type of claims asserted against the policyholder or the number or type of insurance policies (primary or excess) under which coverage is asserted. CIGNA disputes coverage for essentially all environmental pollution claims, and is involved in 505 coverage lawsuits as of June 30, 1994, compared with 493 as of December 31, 1993. Accordingly, and because of the many unresolved legal and factual issues related to environmental pollution cases, liabilities for these types of claims cannot be estimated from the number of environmental pollution files outstanding.

Superfund, which was passed in 1980, is subject to re-authorization by Congress in 1994. Any changes in Superfund's system of allocating responsibility or funding clean-up costs could affect the liabilities of potentially responsible parties and insurers. The bill pending before Congress would create a new Environmental Insurance Resolution Fund program to resolve disputes between potentially responsible parties and their insurers regarding liability for cleanup costs for Superfund sites. This proposed program would be financed by a new excise tax on insurance premiums, the structure of which is unresolved, but which is expected to raise approximately $8 billion from the insurance industry over ten years. Due to uncertainties associated with the timing and content of any Superfund legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The American Academy of Actuaries has initiated a project to develop standards for estimating currently unquantifiable liabilities. The project may cover unreported claims for asbestos-related, environmental pollution and certain other long-term exposures. Since this project is in its early stages, its outcome and effect, if any, on CIGNA are not determinable at this time.

For the reasons discussed in Note 16 to the 1993 Financial Statements and in the 1993 Form 10-K, CIGNA expects that its future results will continue to be adversely affected by losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims. Because of the significant uncertainties involved and the likelihood that these uncertainties, with the exception of Superfund re-authorization, will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses for these types of claims and, therefore, is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

Losses for unrecoverable reinsurance are principally due to the failure of reinsurers to indemnify CIGNA, primarily because of reinsurer insolvencies and disputes under reinsurance contracts. Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to professional liability, asbestos and London reinsurance market exposures. Allowances have been established for amounts deemed uncollectible. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

Other prior year development in 1994 was primarily attributable to other long-term exposures, workers' compensation and reinsurance. In 1993, other prior year development was primarily attributable to commercial packages, reinsurance and workers' compensation.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities. Other Operations also included the California business until it was sold in the first quarter of 1994, resulting in an after-tax gain of approximately $20 million.

Net losses for Other Operations were $24 million and $29 million for the second quarter and six months of 1994, compared with losses of $32 million and $57 million for the same periods last year. After-tax realized investment losses for the six months of 1994 were $6 million, compared with losses of $8 million last year. There were no net after-tax realized investment results in the second quarter of 1994, compared with losses of $6 million in 1993. Excluding after-tax realized investment results, the decreased loss for the second quarter primarily reflects lower operating expenses, including lower net interest expense. In addition, the reduced loss for the six months reflects the gain on the sale of the California business.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

During 1994, cash and cash equivalents decreased $26 million from $1.2 billion as of December 31, 1993. This decrease primarily reflects cash used for investing activities ($605 million), primarily net investment purchases ($502 million); payments of dividends on CIGNA common stock ($110 million); and debt repayments ($52 million). The decrease in cash flows was partially offset by the issuance of long-term debt ($144 million); deposits and interest credited, net of withdrawals, to contractholder deposit funds ($314 million); and cash flows from operating activities ($270 million), primarily resulting from earnings and the timing of cash receipts and cash disbursements. Cash flow from operating activities was constrained by negative cash flow from property and casualty business of approximately $120 million resulting from operating losses.

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

CIGNA had $1.38 billion of long-term debt outstanding at June 30, 1994, compared with $1.24 billion at December 31, 1993. This increase primarily reflects issuance in January 1994 of $100 million of unsecured 6 3/8% Notes due in 2006. The proceeds from this issue were used for general corporate purposes. As of June 30, 1994, CIGNA had approximately $850 million remaining under shelf registration statements that may be issued as debt and equity securities, depending upon market conditions and CIGNA's capital requirements.

At June 30, 1994, CIGNA's short-term debt, primarily commercial paper, amounted to $299 million, a decrease of $52 million from December 31, 1993.

Additional capital resources for the domestic property and casualty operations are expected to be needed during 1994, as a result of continued losses. CIGNA's Board of Directors has authorized up to $300 million of additional capital for these operations in 1994. Pursuant to this authorization, CIGNA contributed $100 million of capital in the second quarter. CIGNA is currently assessing the strategic direction of its property and casualty reinsurance operations. No determination has been made regarding any future actions. A determination is expected to be made later in 1994. CIGNA has sufficient internal resources to meet the expected capital needs of these operations.

INVESTMENT ASSETS

====================================================================================================================================
                                                                                               June 30,                 December 31,
 (In millions)                                                                                     1994                         1993
- ------------------------------------------------------------------------------------------------------------------------------------
 Fixed maturities:  at amortized cost                                                           $12,671                      $12,375

 Fixed maturities:  at fair value                                                                17,907                       19,380

 Equity securities                                                                                1,809                        1,849

 Mortgage loans                                                                                   9,861                       10,021

 Real estate                                                                                      1,797                        1,780

 Other                                                                                            5,673                        5,323
- ------------------------------------------------------------------------------------------------------------------------------------
 Total investment assets                                                                        $49,718                      $50,728
====================================================================================================================================


Additional information regarding CIGNA's investment assets is included in Note 3 to the second quarter 1994 Financial Statements and Notes 1, 3 and 4 to the 1993 Financial Statements as well as the 1993 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

====================================================================================================================================
                                                                                               June 30,                 December 31,
                                                                                                   1994                         1993
- ------------------------------------------------------------------------------------------------------------------------------------
 Fixed maturities                                                                                   33%                          33%
 Mortgage loans                                                                                     58%                          59%
 Real estate                                                                                        57%                          56%
====================================================================================================================================

          FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; mortgage-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks. As of December 31, 1993, CIGNA adopted SFAS No. 115; accordingly, fixed maturities classified as held to maturity are carried at amortized cost, net of impairments, and those classified as available for sale are carried at fair value, with unrealized appreciation or depreciation included in shareholders' equity.

As of June 30, 1994, fixed maturities classified as available for sale had an aggregate fair value in excess of amortized cost of approximately $111 million, compared with approximately $1.76 billion as of December 31, 1993. The decline in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1993.


          QUALITY RATINGS

Quality ratings for bonds were as follows (shown as a percentage of bonds):

====================================================================================================================================
                                                                                               June 30,                 December 31,
                                                                                                   1994                         1993
- ------------------------------------------------------------------------------------------------------------------------------------
 Investment grade                                                                                   93%                          94%
 Below investment grade:
    Available for sale                                                                              1                            1
    Held to maturity                                                                                6                            5
- ------------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                             100%                         100%
====================================================================================================================================

The quality ratings of CIGNA's below investment grade bonds (BA and below, or equivalent) are concentrated toward the higher end of the non-investment grade spectrum. Approximately 35% of below investment grade securities relate to policyholder contracts.

          PROBLEM BONDS *

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. Problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs were as follows:

====================================================================================================================================
                                                                                                     June 30,           December 31,
 (In millions)                                                                                           1994                   1993
- ------------------------------------------------------------------------------------------------------------------------------------
 Delinquent bonds                                                                                        $178                   $131

    Less cumulative write-downs                                                                            62                     52
                                                                                                      -------                -------
                                                                                                          116                     79
                                                                                                      -------                -------
 Restructured bonds                                                                                       256                    383

    Less cumulative write-downs                                                                            46                     55
                                                                                                      -------                -------
                                                                                                          210                    328
- ------------------------------------------------------------------------------------------------------------------------------------
 Problem bonds                                                                                           $326                   $407
====================================================================================================================================


          POTENTIAL PROBLEM BONDS *

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

====================================================================================================================================
                                                                                               June 30,                 December 31,
 (In millions)                                                                                     1994                         1993
- ------------------------------------------------------------------------------------------------------------------------------------
 Potential problem bonds                                                                           $181                         $225

 Less cumulative write-downs and

    valuation reserves                                                                               13                           11
- ------------------------------------------------------------------------------------------------------------------------------------
 Potential problem bonds                                                                           $168                         $214
====================================================================================================================================


* Bonds in these categories are primarily classified as held to maturity.

          CUMULATIVE WRITE-DOWNS AND VALUATION RESERVES FOR BONDS

The activity in cumulative write-downs and valuation reserves for bonds during the six months ended June 30 was as follows:

====================================================================================================================================
                                                       1994                                                  1993
                                      --------------------------------------                ----------------------------------------
                                        Policy-                                               Policy-
                                         holder                                                holder
 (In millions)                        Contracts          CIGNA         Total                Contracts           CIGNA        Total
- ------------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1              $54            $69          $123                       $89            $81         $170

 Additions to cumulative
   write-downs                               12             11            23                         7             20           27

 Net decrease in valuation
 reserves                                    (2)            (1)           (3)                       (4)            (4)          (8)

 Charge-offs upon sales,
         repayments and other                (9)            (9)          (18)                       (6)            (1)          (7)

 Transfers to equity securities               -              -             -                       (22)           (21)         (43)
- ------------------------------------------------------------------------------------------------------------------------------------

 Ending balance - June 30                   $55            $70          $125                       $64            $75         $139
====================================================================================================================================

Included in the total ending balances above as of June 30, 1994 and 1993 were $4 million for bonds no longer classified as problem or potential problem bonds. As of December 31, 1993, such reserves were $5 million.

The adverse after-tax effect of write-downs and net change in valuation reserves on CIGNA's net income for the quarter and six months ended June 30, 1994 was $6 million and $7 million, respectively, compared with $5 million and $11 million for the same periods of 1993.

During 1993 and the first six months of 1994, bonds with a carrying value of $102 million and $23 million, respectively, were restructured into equity securities. As of June 30, 1994, CIGNA had cumulative write-downs for equity securities of $68 million (including $27 million attributable to policyholder contracts), compared with $78 million (including $39 million attributable to policyholder contracts) as of December 31, 1993.

          EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. The adverse effect of non-accruals for bonds (in total and by type) on policyholder contracts and on CIGNA's net income is shown in the following table:


========================================================================================
                                                   Three Months Ended
                                                         June 30,
                                --------------------------------------------------------
                                          1994                              1993
                                ------------------------           ---------------------
                                 Policy-                            Policy-
                                  holder                             holder
 (In millions)                 Contracts          CIGNA           Contracts       CIGNA
- ----------------------------------------------------------------------------------------
 Net investment
 income under
 original contract
 terms                                $6            $10                 $14         $16

 Less net investment
 income received                       3              3                   8          11
                                ------------------------           ---------------------

 Forgone investment
 income                                3              7                   6           5

 Tax effect                            -             (3)                  -          (2)
- ----------------------------------------------------------------------------------------

 Net effect of non-
 accruals                             $3             $4                  $6          $3
========================================================================================

 Forgone investment
 income by type:

   Delinquent bonds                   $2             $4                  $1          $1

   Restructured bonds                  1              3                   5           4
                                ------------------------           ---------------------

 Forgone investment
 income                                3              7                   6           5

 Tax effect                            -             (3)                  -          (2)
- ----------------------------------------------------------------------------------------

 Net effect of non-
 accruals                             $3             $4                  $6          $3
========================================================================================









































========================================================================================
                                                    Six Months Ended
                                                         June 30,
                                 -------------------------------------------------------
                                         1994                          1993
                                 --------------------       ----------------------------
                                 Policy-                     Policy-
                                  holder                      holder
 (In millions)                 Contracts       CIGNA        Contracts              CIGNA
- ----------------------------------------------------------------------------------------
 Net investment
 income under
 original contract
 terms                               $12         $21             $26                $27

 Less net investment
 income received                       6           8              15                 18
                                 --------------------      -----------------------------

 Forgone investment
 income                                6          13              11                  9

 Tax effect                            -          (5)              -                 (3)
- ----------------------------------------------------------------------------------------

 Net effect of non-
 accruals                             $6          $8             $11                 $6
========================================================================================

 Forgone investment
 income by type:

   Delinquent bonds                   $3          $7              $2                 $3

   Restructured bonds                  3           6               9                  6
                                 --------------------      -----------------------------

 Forgone investment
 income                                6          13              11                  9

 Tax effect                            -          (5)              -                 (3)
- ----------------------------------------------------------------------------------------

 Net effect of non-
 accruals                             $6          $8             $11                 $6
========================================================================================

          MORTGAGE LOANS

===============================================================================================================================
                                                                                                  June 30,         December 31,
                                                                                                      1994                 1993
- -------------------------------------------------------------------------------------------------------------------------------
 Mortgage loans (in millions)                                                                       $9,861              $10,021

 By type:

    Office buildings                                                                                   39%                  40%

    Retail facilities                                                                                  38                   37

    Hotels                                                                                              7                    7

    Apartment buildings                                                                                10                   10

    Other                                                                                               6                    6

 Total                                                                                                100%                 100%
===============================================================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location, borrower and loan size to reduce its exposure to potential losses.

Continued adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the first six months of 1994, $674 million of mortgage loans was scheduled to mature, of which $33 million was paid in full, $182 million was extended at existing loan rates for a weighted average of 14 months and $373 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remainder of the scheduled maturities was problem mortgage loans or foreclosure properties, including $43 million that were restructured and $32 million that were foreclosed or were in the process of foreclosure. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

          PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate. As of June 30, 1994, restructured mortgage loans with a carrying value of approximately $379 million had their original maturity dates extended, with an average extension of four years. Restructured mortgage loans generated annualized cash returns averaging approximately 7% as of June 30, 1994.

Problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

======================================================================================================================
                                                                                        June 30,          December 31,
 (In millions)                                                                              1994                  1993
- ----------------------------------------------------------------------------------------------------------------------
 Delinquent mortgage loans                                                                  $154                  $162

    Less valuation reserves                                                                   36                    32
                                                                                      -----------             --------
                                                                                             118                   130
                                                                                      -----------             --------
 Restructured mortgage loans                                                                 862                   839

    Less valuation reserves                                                                  100                   105
                                                                                      -----------             --------
                                                                                             762                   734
- ----------------------------------------------------------------------------------------------------------------------
 Problem mortgage loans                                                                     $880                  $864
======================================================================================================================

          POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification, 2) fully current loans for which the borrower has requested restructuring and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. As of June 30, 1994, approximately 87% of potential problem mortgage loans were fully current under their original terms. Potential problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

===============================================================================================================================
                                                                                           June 30,                December 31,
 (In millions)                                                                                 1994                        1993
- -------------------------------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans before reserves                                              $557                        $627
    Less reserves                                                                                74                          79
- -------------------------------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans                                                              $483                        $548
===============================================================================================================================

          VALUATION RESERVES FOR MORTGAGE LOANS

The activity in valuation reserves for mortgage loans during the six months ended June 30 was as follows:

==============================================================================================================================
                                                    1994                                                 1993
                                   -------------------------------------                --------------------------------------
                                     Policy-                                              Policy-
                                      holder                                               holder
 (In millions)                     Contracts          CIGNA        Total                Contracts          CIGNA        Total
- ------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1          $105           $111         $216                     $106            $78         $184

 Net increase in valuation
          reserves                        15              9           24                       17             30           47

 Charge-offs upon sales,
          repayments and other            (1)            (2)          (3)                      (7)            (6)         (13)

 Transfers to real estate                (10)           (17)         (27)                     (23)           (14)         (37)
- ------------------------------------------------------------------------------------------------------------------------------

 Ending balance - June 30               $109           $101         $210                      $93            $88         $181
==============================================================================================================================


The adverse after-tax effect of the net increase in valuation reserves on CIGNA's net income was $4 million and $6 million for the second quarter and six months of 1994, compared with $7 million and $20 million for the same periods of 1993.

Valuation reserves for mortgage loans include reserves for loans which are in-substance foreclosures (classified as problem mortgage loans), and such loans are carried at the fair value of the underlying property. As of June 30, 1994, December 31, 1993 and June 30, 1993, the carrying value of such loans was $95 million, $17 million and $84 million, respectively, net of valuation reserves of $32 million, $17 million and $35 million, respectively.

       EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. The adverse effect of non-accruals for mortgage loans (in total and by type) on policyholder contracts and on CIGNA's net income is shown in the following table:

================================================================================================

                                                       Three Months Ended
                                                            June 30,
                                ----------------------------------------------------------------

                                           1994                                   1993
                                --------------------------             -------------------------
                                  Policy-                                Policy-
                                   holder                                 holder
 (In millions)                  Contracts            CIGNA             Contracts          CIGNA
- ------------------------------------------------------------------------------------------------
 Net investment income
 under original contract
 terms                                 $20             $12                   $25            $14

 Less net investment
 income received                        12               8                    15              8
                                --------------------------             -------------------------

 Forgone investment income               8               4                    10              6
 Tax effect                              -              (1)                    -             (3)
- ------------------------------------------------------------------------------------------------

 Net effect of non-
 accruals                               $8              $3                   $10             $3
================================================================================================

 Forgone investment income
 by type:

   Delinquent mortgage
   loans                                $3              $3                    $4             $2

   Restructured mortgage
   loans                                 5               1                     6              4
                                --------------------------             -------------------------


 Forgone investment income               8               4                    10              6

 Tax effect                              -              (1)                    -             (3)
- ------------------------------------------------------------------------------------------------

 Net effect of non-
 accruals                               $8              $3                   $10             $3
================================================================================================







































=====================================================================================================

                                                             Six Months Ended
                                                                 June 30,
                                       --------------------------------------------------------------

                                                 1994                                   1993
                                       ---------------------------            -----------------------
                                         Policy-                                Policy-
                                          holder                                 holder
 (In millions)                         Contracts            CIGNA             Contracts        CIGNA
- -----------------------------------------------------------------------------------------------------
 Net investment income
 under original contract
 terms                                       $41              $24                   $51          $29

 Less net investment
 income received                              26               15                    32           16
                                       ---------------------------            -----------------------


 Forgone investment income                    15                9                    19           13

 Tax effect                                    -               (3)                    -           (5)
- -----------------------------------------------------------------------------------------------------

 Net effect of non-
 accruals                                    $15               $6                   $19           $8
=====================================================================================================

 Forgone investment income
 by type:

   Delinquent mortgage
   loans                                      $7               $6                    $9           $5

   Restructured mortgage
   loans                                       8                3                    10            8
                                       ---------------------------            -----------------------


 Forgone investment income                    15                9                    19           13

 Tax effect                                    -               (3)                    -           (5)
- -----------------------------------------------------------------------------------------------------

 Net effect of non-
 accruals                                    $15               $6                   $19           $8
=====================================================================================================

          REAL ESTATE

Investment real estate includes real estate held for the production of income and properties acquired as a result of foreclosure of mortgage loans (foreclosure properties).

Investment real estate, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

======================================================================================================================
                                                                                          June 30,        December 31,
 (In millions)                                                                                1994                1993
- ----------------------------------------------------------------------------------------------------------------------
 Foreclosure properties                                                                     $1,338              $1,289

    Less cumulative write-downs                                                                318                 301

    Less valuation reserves                                                                     62                  59
                                                                                          ---------          ---------
                                                                                               958                 929
                                                                                          ---------          ---------
 Real estate held for the production of income                                                 878                 890

    Less valuation reserves                                                                     39                  39
                                                                                          ---------          ---------
                                                                                               839                 851
- ----------------------------------------------------------------------------------------------------------------------
 Investment real estate                                                                     $1,797              $1,780
======================================================================================================================


          RESERVES FOR REAL ESTATE

The activity in cumulative write-downs and valuation reserves for real estate during the six months ended June 30 was as follows:


==============================================================================================================================

                                                    1994                                                 1993
                                   --------------------------------------               --------------------------------------

                                     Policy-                                              Policy-
                                      holder                                               holder
 (In millions)                     Contracts          CIGNA        Total                Contracts          CIGNA        Total
- ------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1          $239           $160         $399                     $184           $108         $292

 Additions to cumulative
    write-downs                            8              2           10                       12             21           33

 Net increase in valuation
    reserves                               5              4            9                       13              3           16

 Charge-offs upon sales and
    other                                (21)            (5)         (26)                      (8)             8            -

 Transfers from mortgage loans            10             17           27                       23             14           37
- ------------------------------------------------------------------------------------------------------------------------------

 Ending balance - June 30               $241           $178         $419                     $224           $154         $378
==============================================================================================================================

The adverse after-tax effect of write-downs and the net increase in valuation reserves on CIGNA's net income for the quarter and six months ended June 30, 1994 was $3 million and $4 million, respectively, compared with $6 million and $15 million for the same periods of 1993.

    SUMMARY

The adverse effects of non-accruals as well as write-downs and changes in valuation reserves ("write-downs and reserves") on policyholder contracts and on CIGNA's net income were as follows:

================================================================================================

                                                       Three Months Ended
                                                            June 30,
                                ----------------------------------------------------------------

                                           1994                                   1993
                                --------------------------             -------------------------
                                  Policy-                                Policy-
                                   holder                                 holder
 (In millions)                  Contracts            CIGNA             Contracts          CIGNA
- ------------------------------------------------------------------------------------------------
 Write-downs and reserves:
   Bonds                               $8               $6                    $2             $5

   Mortgage loans                       7                4                     9              7

   Real estate                          9                3                    17              6
- ------------------------------------------------------------------------------------------------

 Total                                $24              $13                   $28            $18
================================================================================================

 Non-accruals:

   Bonds                               $3               $4                    $6             $3

   Mortgage loans                       8                3                    10              3
- ------------------------------------------------------------------------------------------------

 Total                                $11               $7                   $16             $6
================================================================================================

======================================================================================================

                                                              Six Months Ended
                                                                  June 30,
                                        --------------------------------------------------------------

                                                  1994                                   1993
                                        --------------------------             -----------------------
                                          Policy-                                Policy-
                                           holder                                 holder
 (In millions)                          Contracts            CIGNA             Contracts        CIGNA
- ------------------------------------------------------------------------------------------------------
 Write-downs and reserves:
   Bonds                                      $10               $7                    $3          $11

   Mortgage loans                              15                6                    17           20

   Real estate                                 13                4                    25           15
- ------------------------------------------------------------------------------------------------------

 Total                                        $38              $17                   $45          $46
======================================================================================================

 Non-accruals:

   Bonds                                       $6               $8                   $11           $6

   Mortgage loans                              15                6                    19            8
- ------------------------------------------------------------------------------------------------------

 Total                                        $21              $14                   $30          $14
======================================================================================================

The effect of adverse economic conditions on certain industry segments and adverse real estate market conditions is expected to continue, resulting in additional problem investments and foreclosures. Investments in California and in office buildings are particularly vulnerable to deterioration. Although additional non-accruals, write-downs and reserves may materially affect future results of operations, the amounts and timing cannot be reasonably estimated. CIGNA currently does not expect such non-accruals, write-downs and reserves to result in a significant decline in the aggregate carrying value of its assets or a material adverse effect on its liquidity or financial condition.

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See Exhibit Index.

         (b) CIGNA filed a Report on Form 8-K dated August 1, 1994 containing a press release regarding its second quarter 1994 results.

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




                                             CIGNA CORPORATION



                                             By /s/ Gary A. Swords
                                                ----------------------
                                                Gary A. Swords
                                                Vice President and
                                                Chief Accounting Officer

Date: August 15, 1994

                                 Exhibit Index



                                                            Method of
Number           Description                                  Filing
- ------           -----------                                ----------
10.1             CIGNA Supplemental Pension                 Filed herewith.
                 Plan, as amended and restated
                 effective July 28, 1993

10.2             CIGNA Corporation                          Filed herewith.
                 Severance Benefits Plan,
                 as amended and restated
                 July 27, 1994

11               Computation of Earnings                    Filed herewith.
                 Per Share

12               Computation of Ratio of                    Filed herewith.
                 Earnings to Fixed Charges