Form 10-Q
period 1994-09-30
CIGNA CORP
filed 1994-11-14
CIK 701221

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1994
                                              ------------------

                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from       to
                                                 -----    -----
Commission file number 1-8323
                       ------

                              CIGNA Corporation
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                            06-1059331
   -------------------------------          -----------------------
   (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)        Identification No.)

     ONE LIBERTY PLACE, PHILADELPHIA, PA.        19192-1550
   --------------------------------------        ----------
   (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (215) 761-1000
                                                   ----------------

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

         As of October 31, 1994, 72,236,930 shares of the issuer's Common Stock were outstanding.

                               CIGNA CORPORATION


                                     INDEX


                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                              Consolidated Statements of Income                       1
                              Consolidated Balance Sheets                             2
                              Consolidated Statements of Cash                         3
                                 Flows
                              Notes to Financial Statements                           4

                 Item 2.  Management's Discussion and                                10
                                 Analysis of Financial Condition
                                 and Results of Operations


PART II.         OTHER INFORMATION

                 Item 1.  Legal Proceedings.                                         35

                 Item 6.  Exhibits and Reports on Form 8-K.                          35

SIGNATURE                                                                            36

EXHIBIT INDEX                                                                        37

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In millions, except per share amounts)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                              1994         1993               1994         1993
=================================================================================================
REVENUES
Premiums and fees                         $    3,497   $    3,298         $   10,307   $   10,052
Net investment income                            980          971              2,940        2,878
Other revenues                                   117          146                372          379
Realized investment gains                          6          110                 50          153
                                           ---------    ---------          ---------    ---------
    Total revenues                             4,600        4,525             13,669       13,462
                                           ---------    ---------          ---------    ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses       3,250        3,487              9,685        9,985
Policy acquisition expenses                      314          323                883          899
Other operating expenses                         858          976              2,549        2,677
                                           ---------    ---------          ---------    ---------
    Total benefits, losses and expenses        4,422        4,786             13,117       13,561
                                           ---------    ---------          ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                178         (261)               552          (99)
                                           ---------    ---------          ---------    ---------
Income taxes (benefits):
    Current                                       92           58                225          194
    Deferred                                     (37)        (225)               (45)        (333)
                                           ---------    ---------          ---------    ---------
        Total income taxes                        55         (167)               180         (139)
                                           ---------    ---------          ---------    ---------

NET INCOME (LOSS)                                123          (94)               372           40
Dividends declared                               (55)         (55)              (165)        (164)
Retained earnings, beginning of period         3,856        3,727              3,717        3,702
- -------------------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD          $    3,924   $    3,578         $    3,924   $    3,578
- -------------------------------------------======================================================

EARNINGS PER SHARE                        $     1.70   $    (1.31)        $     5.14   $     0.55
- -------------------------------------------======================================================

DIVIDENDS DECLARED PER SHARE              $     0.76   $     0.76         $     2.28   $     2.28
- -------------------------------------------======================================================



The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                              AS OF           AS OF
                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                              1994            1993
=======================================================================================================
ASSETS
Investments:
   Fixed maturities:  at amortized cost (fair value, $12,996; $13,807)    $   12,740         $   12,375
   Fixed maturities:  at fair value (amortized cost, $18,045; $17,618)        17,982             19,380
   Equity securities:  at fair value (cost, $1,668; $1,626)                    1,897              1,849
   Mortgage loans                                                              9,868             10,021
   Policy loans                                                                4,404              3,663
   Real estate                                                                 1,731              1,780
   Other long-term investments                                                   409                303
   Short-term investments                                                      1,023              1,357
                                                                            --------           --------
       Total investments                                                      50,054             50,728
Cash and cash equivalents                                                      1,662              1,211
Accrued investment income                                                        889                764
Premiums, accounts and notes receivable                                        3,999              4,065
Reinsurance recoverables                                                       8,083              8,338
Deferred policy acquisition costs                                              1,103              1,085
Property and equipment, net                                                      913                930
Deferred income taxes, net                                                     2,204              1,703
Goodwill                                                                       1,188              1,262
Other assets                                                                   1,217              1,209
Separate account assets                                                       14,692             13,680
- -------------------------------------------------------------------------------------------------------

        Total                                                             $   86,004         $   84,975
- ----------------------------------------------------------------------------===========================

LIABILITIES
Future policy benefits                                                    $   10,376         $    9,935
Contractholder deposit funds                                                  25,838             25,328
Unpaid claims and claim expenses                                              19,877             20,144
Unearned premiums                                                              2,634              2,711
                                                                            --------           --------
         Total insurance and contractholder liabilities                       58,725             58,118
Short-term debt                                                                  324                351
Accounts payable, accrued expenses and other liabilities                       4,647              4,555
Current income taxes                                                             391                468
Long-term debt                                                                 1,378              1,235
Separate account liabilities                                                  14,639             13,673
- -------------------------------------------------------------------------------------------------------
         Total liabilities                                                    80,104             78,400
- -------------------------------------------------------------------------------------------------------
CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 83)                                                  83                 83
Additional paid-in capital                                                     2,247              2,222
Net unrealized appreciation - fixed maturities                                    63                961
Net unrealized appreciation - equity securities                                  195                211
Net translation of foreign currencies                                            (48)               (74)
Retained earnings                                                              3,924              3,717
Less treasury stock, at cost                                                    (564)              (545)
- -------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                            5,900              6,575
- -------------------------------------------------------------------------------------------------------

         Total                                                            $   86,004         $   84,975
- ----------------------------------------------------------------------------===========================

SHAREHOLDERS' EQUITY PER SHARE                                            $    81.68         $    91.30
- ----------------------------------------------------------------------------===========================


The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1994               1993
=======================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $      372         $       40
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables               101                643
            Premiums, accounts and notes receivable                              143                 63
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                            (203)               180
            Deferred income taxes, net                                           (45)              (333)
            Realized investment gains                                            (50)              (153)
            Gain on sale of subsidiaries and other equity interests              (26)               (29)
            Other, net                                                            (5)                 1
                                                                            --------           --------
                Net cash provided by operating activities                        287                412
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - held to maturity                                       12                825
        Fixed maturities - available for sale                                  3,748                  -
        Mortgage loans                                                           484                772
        Equity securities                                                        472              1,400
        Other (primarily short-term investments)                              12,254             15,248
    Investment maturities and repayments:
        Fixed maturities - held to maturity                                    2,107              3,623
        Fixed maturities - available for sale                                  1,438                  -
        Mortgage loans                                                           136                154
    Investments purchased:
        Fixed maturities - held to maturity                                   (2,260)            (5,699)
        Fixed maturities - available for sale                                 (5,437)                 -
        Mortgage loans                                                          (592)              (666)
        Equity securities                                                       (450)            (1,051)
        Other (primarily short-term investments)                             (12,528)           (16,260)
    Other, net                                                                  (137)               (81)
                                                                            --------           --------
                Net cash used in investing activities                           (753)            (1,735)
                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds             4,039              5,241
    Withdrawals from contractholder deposit funds                             (3,118)            (3,995)
    Net change in commercial paper                                                (5)                49
    Issuance of long-term debt                                                   144                327
    Repayment of debt                                                            (23)               (67)
    Dividends paid                                                              (165)              (164)
    Other, net                                                                     5                  6
                                                                            --------           --------
                Net cash provided by financing activities                        877              1,397
                                                                            --------           --------
Effect of foreign currency rate changes on cash                                   40                (16)
- -------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        451                 58
Cash and cash equivalents, beginning of period                                 1,211              1,011
- -------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                  $    1,662         $    1,069
- ----------------------------------------------------------------------------===========================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                     $      301         $      109
    Interest paid                                                         $       93         $       86
- -------------------------------------------------------------------------------------------------------


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

The interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments other than the adjustments described throughout the notes) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.

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

In 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which provides guidance on valuing impaired loans, and must be implemented by the first quarter of 1995, with the cumulative effect of implementation included in net income. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends the income recognition provision of SFAS No.
114. CIGNA has not determined the timing for its adoption of SFAS Nos. 114 and 118; however, the effect on its results of operations and financial condition upon adoption is not expected to be material.

NOTE 3-INVESTMENT GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
 (in millions)                                         1994         1993                 1994         1993
- ---------------------------------------------------------------------------------------------------------------
 Realized gains (losses):
    Fixed maturities                                       $7           $12                 $16          $18
    Mortgage loans                                          4            (3)                 (7)         (32)
    Equity securities                                       1            91                  18          149
    Real estate                                            (8)          (13)                 18          (35)
    Other investments                                       2            23                   5           53
                                                       --------     ---------            ---------    ---------
                                                            6           110                  50          153
 Income taxes                                               5            37                  20           31
- ---------------------------------------------------------------------------------------------------------------
 Net realized gains                                        $1           $73                 $30         $122
- -------------------------------------------------------========================================================

During the third quarter and nine months of 1994, proceeds from sales of available-for-sale fixed maturities and equities, including policyholder share, were $1.1 billion and $4.2 billion, respectively. The third quarter sales resulted in gross gains of $28 million and gross losses of $26 million. The nine month sales resulted in gross gains of $135 million and gross losses of $119 million.

During the second quarter of 1994, $14 million of fixed maturities classified as held to maturity were sold, resulting in gross proceeds of $12 million and a realized pre-tax loss of $2 million. In addition, during the third quarter of 1994, $31 million of fixed maturities classified as held to maturity were transferred to the available for sale category, resulting in the recognition of unrealized depreciation, including policyholder share, of $2 million as of September 30, 1994. The sales of fixed maturities classified as held to maturity and the transfer of such securities to the available for sale category were the result of significant credit deterioration of the issuers of the affected investments.

During the third quarter and nine months of 1994, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder share and deferred income taxes, decreased by approximately $80 million and $900 million, respectively.

As of September 30, 1994 and December 31, 1993, all futures contracts, which totalled $88 million and $129 million, respectively, were accounted for as hedges. As of December 31, 1992, $293 million of futures contracts were accounted for as hedges while $231 million of futures contracts relating to policyholder contracts did not receive hedge accounting treatment because they were used as a general portfolio hedge rather than to hedge specific transactions. At December 31, 1992, futures contracts were outstanding to hedge a large contractholder withdrawal which was completed in 1993. Outstanding futures contracts were further reduced during 1994 and 1993 because of greater anticipated availability of permanent fixed maturity and mortgage loan investments.

NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
 (in millions)                                   1994          1993            1994         1993
- ------------------------------------------------------------------------------------------------------
 Weighted average common shares                    72.354     72.056              72.318      71.995
- -----------------------------------------------=======================================================

There is no significant difference between earnings per share on a primary and a fully diluted basis.

Common shares held as Treasury shares were 10,827,609 and 10,614,689 as of September 30, 1994 and 1993, respectively.


NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990 and has proposed two adjustments. One adjustment, relating only to years prior to 1989, could result in an assessment of approximately $215 million for those years. The other adjustment, which relates to years 1989 and 1990, and would be applicable for years thereafter, could result in an assessment of approximately $140 million. CIGNA is contesting the first issue in court and appealing the second issue with the IRS. Although the outcomes of both issues are uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As a result of the Omnibus Budget Reconciliation Act of 1993 (OBRA), the federal corporate income tax rate increased by one percent to 35% retroactive to January 1, 1993. Deferred tax benefits for the third quarter of 1993 included $48 million related to an increase in CIGNA's net deferred tax asset as of January 1, 1993 due to the effect of the tax rate increase.

As of September 30, 1994, CIGNA had tax basis operating loss carryforwards of $311 million.


NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances for amounts deemed uncollectible were $430 million and $405 million as of September 30, 1994 and December 31, 1993, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the third quarter and nine months of 1994, premiums and fees were net of ceded premiums of $472 million and $1.5 billion, respectively. For the third quarter and nine months of 1993, premiums and fees were net of ceded premiums of $487 million and $1.4 billion, respectively. In addition, benefits, losses and settlement expenses for the third quarter and nine months of 1994 were net of reinsurance recoveries of $149 million and $1.3 billion, respectively. Benefits, losses and settlement expenses for the third quarter and nine months of 1993 were net of reinsurance recoveries of $788 million and $2.2 billion, respectively.


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

Proposals on national health care reform have been under consideration which could significantly change the way health care is financed and delivered in the United States. Congress recessed in 1994 without completing action on health care reform. New legislation is expected to be introduced in Congress in 1995. Due to uncertainties associated with the timing and content of any health care legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

Superfund, originally enacted in 1980, was under review by Congress in 1994. Congress recessed in 1994 without completing action on Superfund legislation. New legislation is expected to be introduced in Congress in 1995, in part because the existing Superfund legislation expires in 1995. Any changes in Superfund's system of allocating responsibility or funding clean-up costs could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The National Association of Insurance Commissioners (NAIC) has developed model solvency-related guidelines ("risk-based capital" rules) to strengthen solvency regulation of insurance companies. At September 30, 1994, CIGNA's domestic property and casualty subsidiaries, in the aggregate, and life insurance subsidiaries were adequately capitalized under the guidelines. During 1994, CIGNA contributed approximately $250 million of capital ($150 million during the third quarter) to the domestic property and casualty operations as a result of continued losses. As the risk-based capital guidelines for property and casualty insurers become more stringent in future years and depending on the future results of these operations, additional capital for the property and casualty subsidiaries may be necessary.

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

In 1993, CIGNA re-evaluated its reported asbestos-related, environmental pollution and other long-term exposure claims to determine if future legal expenses could be reasonably estimated and reserves established. Based on this review, CIGNA recorded a charge of $375 million, net of reinsurance, ($244 million after-tax) in the third quarter of 1993 for future legal and associated expenses for reported claims.

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

In 1988, a number of state attorneys general and private plaintiffs filed lawsuits against a number of insurance companies and others, including CIGNA, alleging violations of federal and state antitrust laws. Subject to final approval by the court, an agreement in principle to settle these cases has been reached. CIGNA's portion of the settlement is not expected to be material to its results of operations.

While the outcome of all litigation involving CIGNA, including insurance-related litigation, cannot be determined, litigation (other than that related to asbestos, environmental pollution and other long-term exposure claims) is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. Also, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoveries by amounts that would be material to results of operations, liquidity or financial condition.

CIGNA is involved in lawsuits regarding policy coverage and judicial interpretation of legal liability for asbestos-related, environmental pollution and other long-term exposure claims. The lack of developed case law, as evidenced by the coverage lawsuits, is one of the significant uncertainties that affects CIGNA's ability to estimate future losses for these types of claims.

RESTRUCTURING INITIATIVES

During the third quarter of 1994, CIGNA decided to substantially withdraw from the property and casualty reinsurance business. Withdrawing from this business is not expected to have a material effect on CIGNA's results of operations.

During the third quarter of 1993, CIGNA announced restructuring initiatives in the Property and Casualty segment (both the domestic and international operations) and the Employee Life and Health Benefits segment. These actions were taken in an effort to reduce operating expenses. Results for the third quarter and nine months of 1993 reflect an after-tax charge of $107 million ($165 million pre-tax) for the estimated costs of these restructuring actions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of September 30, 1994, compared with December 31, 1993, and its results of operations for the quarter and nine months ended September 30, 1994, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis sections included in CIGNA's 1993 Annual Report to Shareholders (pages 14 through 29) and in CIGNA's reports on Form 10-Q for the first and second quarters of 1994, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment which could adversely affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; revise the system of funding clean-up of environmental damage; expand regulation; and reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For more detailed information on these and other contingencies, see Note 7 to the Financial Statements. Also, see Note 5 regarding proposed IRS assessments of approximately $350 million. CIGNA is currently contesting the assessments and believes it should prevail.

Based on a recent strategic assessment, CIGNA decided in the third quarter of 1994 to substantially withdraw from the property and casualty reinsurance business. For 1993, the portion of the business affected by the withdrawal had international and domestic revenues of approximately $500 million and results of operations not material to CIGNA. In connection with the withdrawal, CIGNA entered into agreements to sell renewal opportunities for a significant portion of its international reinsurance business. CIGNA will discontinue writing most other property and casualty reinsurance coverages. These actions are not expected to have a material effect on CIGNA's results of operations.

During 1993, CIGNA announced restructuring initiatives in the Property and Casualty segment (both the domestic and international operations) and the Employee Life and Health Benefits segment. These actions were taken to reduce operating expenses by the elimination of certain payroll and lease costs in future years. During the nine months of 1994, CIGNA continued implementation of the restructuring initiatives and, as of September 30, 1994, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives.

CIGNA expects to continue to conduct ongoing strategic and financial reviews of its businesses in an effort to deploy its capital most effectively. Such reviews could result in future actions; however, no determinations have been made at this time.

In 1993, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." See Note 2 to the Financial Statements for a detailed discussion of recently issued accounting pronouncements and their effect on CIGNA.

CONSOLIDATED RESULTS OF OPERATIONS


======================================================================================================================

FINANCIAL SUMMARY                                                 Three Months Ended               Nine Months Ended
                                                                     September 30,                    September 30,
(In millions)                                                      1994          1993              1994          1993
- ----------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                 $3,497        $3,298           $10,307       $10,052
Net investment income                                                980           971             2,940         2,878
Other revenues                                                       117           146               372           379
Realized investment gains                                              6           110                50           153
Total revenues                                                     4,600         4,525            13,669        13,462
Benefits and expenses                                              4,422         4,786            13,117        13,561
Income (loss) before taxes                                           178          (261)              552           (99)
Income taxes (benefits)                                               55          (167)              180          (139)
Net income (loss)                                                   $123          ($94)             $372           $40
======================================================================================================================
Realized investment gains, net of taxes                               $1           $73               $30          $122
======================================================================================================================

CIGNA's consolidated net income increased significantly for the third quarter and nine months of 1994 from the same periods last year. Excluding after-tax realized investment gains, income for the third quarter and nine months of 1994 was $122 million and $342 million, compared with losses of $167 million and $82 million for the same periods of 1993. These increases primarily reflect lower losses in the Property and Casualty segment as the 1993 amounts included a $244 million after-tax charge for legal and associated expenses for reported claims related to asbestos, environmental pollution and other long-term exposures and $97 million in after-tax restructuring charges. In addition, CIGNA's results for 1993 reflected a benefit of $48 million resulting from the effect on CIGNA's net deferred tax asset of an increase in the federal income tax rate.

After-tax realized investment gains for the third quarter and nine months of 1994 decreased, compared with the same periods last year, primarily due to lower gains on sales of equity securities and fixed maturities and a higher effective tax rate in 1994 than in 1993. Partially offsetting these factors were decreases in new loss reserves, primarily for mortgage loan and real estate investments and, for the nine months, higher gains on sales of real estate. For additional information, see Note 3 to the Financial Statements.

Consolidated revenues for the third quarter and nine months of 1994 increased slightly from the same periods last year. Revenues primarily reflect higher premiums and fees for the Employee Life and Health Benefits segment as well as higher net investment income for the Individual Financial Services segment. These increases were partially offset by lower Property and Casualty revenues.

Full year results for 1994 are expected to improve significantly, compared with 1993. However, such improvement could be materially affected by a continued adverse property and casualty environment and major catastrophes.

EMPLOYEE LIFE AND HEALTH BENEFITS


======================================================================================================================

FINANCIAL SUMMARY                                                 Three Months Ended               Nine Months Ended
                                                                     September 30,                    September 30,
(In millions)                                                      1994          1993              1994          1993
- ----------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                 $1,956        $1,780            $5,815        $5,468
Net investment income                                                130           133               387           380
Other revenues                                                        69            74               209           216
Realized investment gains (losses)                                    (8)           26                 6            53
Total revenues                                                     2,147         2,013             6,417         6,117
Benefits and expenses                                              1,952         1,797             5,829         5,613
Income before taxes                                                  195           216               588           504
Income taxes                                                          69            64               201           149
Net income                                                          $126          $152              $387          $355
======================================================================================================================
Realized investment gains (losses), net of taxes                    ($6)           $19                $6           $47
=======================================================================================================================

Net income for the Employee Life and Health Benefits segment decreased 17% for the third quarter and increased 9% for the nine months of 1994, compared with the same periods of 1993. Results for the third quarter and nine months of 1993 included favorable tax adjustments of $7 million (including a $2 million charge related to realized investment results) and restructuring charges of $10 million after-tax.

Excluding these items and after-tax realized investment results, income was $132 million and $381 million for the third quarter and nine months of 1994, compared with $134 million and $309 million for the same periods last year.
The decrease for the quarter reflects a decline in the indemnity operations of $6 million, partially offset by improvement of $4 million in the HMO operations. The nine month increase reflects improvements of $27 million and $45 million in the indemnity and HMO operations, respectively. The improvement in HMO operations for the quarter primarily reflects membership growth. The improvement for the nine months reflects approximately $32 million attributable to membership growth with the balance primarily due to favorable medical cost experience. The nine month increase in indemnity operations was attributable to favorable claim experience, reflecting lower medical care cost inflation, and more favorable mortality and morbidity in the group life and accident lines of business. The decrease in indemnity operations for the quarter also reflects after-tax losses of $16 million related to several large cases.

Premiums and fees for the third quarter and nine months increased 10% and 6%, compared with the same periods last year. For the quarter and nine months, premiums and fees for HMOs increased $10 million and $57 million, primarily reflecting rate increases. Premiums and fees for the indemnity business increased $166 million and $290 million for the quarter and nine months. These increases were driven by higher life insurance premiums of $72 million and $159 million and medical premiums of $98 million and $102 million, respectively, primarily reflecting new sales and rate increases. Overall, future growth in medical indemnity business is expected to be constrained by cancellations and increasing penetration into the indemnity market by prepaid health care providers, including conversions to CIGNA's HMOs.

Total HMO membership increased 24% compared with September 30, 1993, and 20% compared with December 31, 1993. Substantially all the HMO membership growth has been in HMO alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims. Such programs generally have lower margins than traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Adjusted premiums and fees were $4.4 billion and $13.1 billion for the third quarter and nine months of 1994, compared with $4.3 billion and $13.1 billion for the same periods last year. The increase for the quarter primarily reflects the above-mentioned growth in life and medical premiums, as well as membership growth in HMO alternative funding programs, partially offset by declines in medical premium equivalents reflecting cancellations and conversions to HMOs. Premium equivalents, as a percentage of total adjusted premiums and fees, were 56% and 58% for the nine months of 1994 and 1993, respectively. Administrative Services Only (ASO) plans accounted for 44% of total adjusted premiums and fees for both the nine months of 1994 and 1993.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

=====================================================================================================================

FINANCIAL SUMMARY                                                  Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
(In millions)                                                      1994          1993             1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                   $39           $44              $128          $155
Net investment income                                               418           448             1,289         1,366
Realized investment gains (losses)                                    5            (4)               12           (28)
Total revenues                                                      462           488             1,429         1,493
Benefits and expenses                                               389           428             1,214         1,328
Income before taxes                                                  73            60               215           165
Income taxes                                                         26            16                73            49
Net income                                                          $47           $44              $142          $116
=====================================================================================================================
Realized investment gains (losses), net of taxes                     $3           ($6)               $6          ($22)
=====================================================================================================================

Net income for the Employee Retirement and Savings Benefits segment increased 7% and 22% for the third quarter and nine months of 1994, compared with the same periods of 1993. Included in the third quarter and nine month results for 1994 was an unfavorable tax adjustment resulting from IRS audits of $3 million (including a $1 million charge related to realized investment results), compared with a favorable tax adjustment of $3 million (including a $3 million charge related to realized investment results) for the comparable periods last year.

Excluding after-tax realized investment results and the tax adjustments, income was $46 million and $138 million for the third quarter and nine months of 1994, compared with $44 million and $132 million for the same periods last year. The third quarter and nine month increases primarily reflect improved interest margins on defined contribution business.

Premiums and fees decreased 11% and 17% for the third quarter and nine months of 1994, compared with the same periods last year, primarily reflecting lower annuity premiums. Net investment income declined 7% and 6% for the third quarter and nine months of 1994, compared with the same periods last year, primarily from lower yields on invested assets.

Assets under management is generally a key determinant of earnings for this segment. For the nine months ended September 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:


=================================================================================================
 (in millions)                                                        1994                 1993
- -------------------------------------------------------------------------------------------------
 Balance as of January 1                                             $34,469              $32,736
 Premiums and deposits                                                 2,566                2,333
 Investment results                                                    1,791                2,217
 Increase (reduction) in fair value of assets                           (779)                  36
 Customer withdrawals                                                 (1,782)              (2,255)
 Benefit payments and other                                           (2,006)              (1,492)
- -------------------------------------------------------------------------------------------------
 Balance as of September 30                                          $34,259              $33,575
=================================================================================================


Approximately 51% and 44% of the premiums and deposits for 1994 and 1993, respectively, were from new customers. The decline in investment results for assets under management for the nine months ended September 30, 1994, compared with the same period last year, primarily reflects significantly lower realized gains from the sales of separate account investment assets. The reduction of approximately $800 million in the fair value of assets during the nine months of 1994 primarily relates to fixed maturities, resulting from an increase in interest rates. The decline in withdrawals for the nine months of 1994, compared with the same period last year, reflects approximately $600 million of payments made in 1993 to two large customers under contracts that were terminated prior to 1993. The increase in benefit payments and other is primarily due to the payment of benefits for several large contracts that matured in 1994.

Asset growth could be constrained by withdrawals and lower deposits resulting from decisions by plan sponsors to diversify assets and fund management as well as approximately $500 million of benefit payments to be made on several large contracts that will mature in 1995. In addition, assets under management would be adversely affected by any future increase in interest rates.

INDIVIDUAL FINANCIAL SERVICES

=======================================================================================================================

FINANCIAL SUMMARY                                                   Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
(In millions)                                                       1994          1993              1994          1993
- -----------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                      $187       $198              $619          $598
Net investment income                                                   195        155               548           427
Other revenues                                                           14         16                47            45
Realized investment gains (losses)                                       (2)         5                 7           (16)
Total revenues                                                          394        374             1,221         1,054
Benefits and expenses                                                   346        323             1,067           944
Income before taxes                                                      48         51               154           110
Income taxes                                                             17         12                54            31
Net income                                                              $31        $39              $100           $79
=======================================================================================================================

Realized investment gains (losses), net of taxes                        ($2)        $2                $4          ($11)
=======================================================================================================================

Net income for the Individual Financial Services segment decreased 21% for the third quarter and increased 27% for the nine months of 1994, compared with the same periods last year. Results for the third quarter and nine months of 1993 include favorable tax adjustments of $7 million (including a $1 million charge related to realized investment results).

Excluding after-tax realized investment results and the tax adjustments, income was $33 million and $96 million for the third quarter and nine months of 1994, compared with $29 million and $82 million for the same periods last year.
These increases primarily reflect higher earnings from interest-sensitive products of $5 million for the quarter and $13 million for the nine months, primarily reflecting improved interest margins and business growth.

Premiums and fees decreased 6% for the third quarter and increased 4% for the nine months of 1994, compared with the same periods of 1993. The third quarter decrease is due to the inclusion of premiums in the third quarter of 1993 for a terminated reinsurance arrangement. The nine month increase primarily reflects higher premiums from corporate-owned life insurance (COLI). Net investment income for the third quarter and nine months of 1994 increased 26% and 28%, compared with the same periods last year. These increases in net investment income, as well as the increase in benefits and expenses, reflect growth in business, primarily of interest-sensitive products (principally COLI).

PROPERTY AND CASUALTY

======================================================================================================================

FINANCIAL SUMMARY                                                   Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
(In millions)                                                      1994          1993              1994          1993
- ----------------------------------------------------------------------------------------------------------------------

Premiums and fees                                                 $1,315        $1,269            $3,745        $3,809
Net investment income                                                185           186               555           554
Other revenues                                                        57            82               160           197
Realized investment gains                                              6            77                28           149
Total revenues                                                     1,563         1,614             4,488         4,709
Benefits and expenses                                              1,685         2,185             4,852         5,505
Loss before taxes                                                   (122)         (571)             (364)         (796)
Income tax benefits                                                  (53)         (251)             (148)         (352)
Net loss                                                            ($69)        ($320)            ($216)        ($444)
======================================================================================================================

Realized investment gains, net of taxes                               $3           $54               $17          $112
======================================================================================================================

The following after-tax (charges)/benefits are included in the net loss for the Property and Casualty segment for the periods presented above.

 Realized investment gains                                            $3           $54               $17          $112
 Prior year development                                             (120)         (307)             (223)         (410)
 Catastrophe losses                                                   (7)          (23)              (95)          (87)
 Restructuring charges                                                (9)          (97)               (9)          (97)
 Reserve increase for self-
    insurance programs                                                 -             -                 -           (40)
 Gain from the sale of
    insurance subsidiaries                                             -            20                 -            20
 Tax benefit from federal
    income tax rate change
    on deferred tax asset                                              -            24                 -            24
 Federal tax audit adjustments                                         8             3                 8             3
 Underlying operations                                                56             6                86            31
                                                                   ---------------------          --------------------
 Net loss                                                           ($69)        ($320)            ($216)        ($444)
                                                                   =====================          ====================

Pre-tax catastrophe losses were $11 million for the third quarter of 1994, compared with $36 million for the same period last year. There were no reinsurance recoveries for catastrophe losses for the third quarter of 1994 and 1993. Through nine months, catastrophe losses were $146 million, net of reinsurance, (before reinsurance, or "gross", $153 million) in 1994, compared with $134 million (gross, $288 million) for the same period last year. Catastrophe losses for the nine months of 1994 include $86 million (gross, $89 million) for the Los Angeles earthquake and $34 million (gross, $35 million) for the severe winter weather. Catastrophe losses for the nine months of 1993 included $42 million (gross, $173 million) and $36 million (gross, $38 million) for the World Trade Center bombing and the East Coast blizzard, respectively.

The restructuring charge in the third quarter and nine months of 1994 primarily represents severance and lease costs associated with CIGNA's decision to substantially withdraw from the property and casualty reinsurance business. Results for the third quarter and nine months of 1993 included an after-tax charge of $97 million for restructuring initiatives in the domestic and international operations. For additional information on this and other 1993 items see Management's Discussion and Analysis in CIGNA's 1993 Report on Form 10-K.

The improvement in "Underlying operations" for the third quarter and nine months of 1994, compared with the same periods last year, as shown in the above table, primarily reflects improvement in current accident year losses for the international business. This improvement was primarily driven by favorable claim experience and rate increases. Although results are beginning to show improvement, CIGNA's domestic business continues to reflect the highly competitive pricing environment.

Premiums and fees increased 4% for the third quarter and decreased 2% for the nine months of 1994 from the same periods of 1993. The increase for the quarter primarily reflects growth in international lines of business ($68 million), partially offset by lower premiums of $18 million in CIGNA's reinsurance business. The decline in premiums and fees for nine months primarily reflects a decrease in premiums of $218 million for CIGNA's domestic commercial business, particularly commercial packages and casualty, due to price competition, strengthened underwriting standards and agency force realignment, and a decrease in reinsurance premiums of $43 million. These declines were partially offset by growth in international lines of business ($209 million). Premiums and fees are expected to continue to be depressed through 1994 as a result of price competition in the domestic commercial lines of business.

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

The following table shows the adverse pre-tax effects on CIGNA's results of operations from prior year development for the third quarter and nine months ended September 30:

==================================================================================================================
                                         Three Months Ended                         Nine Months Ended
                                            September 30,                             September 30,

 (In millions)                        1994                  1993                1994                  1993
- ------------------------------------------------------------------------------------------------------------------
 Asbestos-related                $16         9%        $93        20%       $30         9%        $151        24%
 Environmental pollution          48        26         293        62        151        44          345        55
 Other long-term exposure          5         3          40         8         19         6           48         8
 Reinsurance exposures            52        28          25         5         59        17           50         8
 Unrecoverable reinsurance         6         3          (2)        -         21         6           14         2
 Other                            58        31          24         5         63        18           23         3
- ------------------------------------------------------------------------------------------------------------------
 Total                          $185       100%       $473       100%      $343       100%        $631       100%
==================================================================================================================


CIGNA continues to receive asbestos-related, environmental pollution and other long-term exposure claims asserting a right to recovery under insurance policies issued by CIGNA. In 1993, CIGNA re-evaluated its reported asbestos-related, environmental pollution and other long-term exposure claims to determine if future legal expenses could be reasonably estimated and reserves established. Based on this review, CIGNA recorded a charge of $375 million, net of reinsurance, ($244 million after-tax) in the third quarter of 1993 for future legal and associated expenses for reported claims.

The majority of CIGNA's losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims arise from its domestic property and casualty operations. As of September 30, 1994, approximately 1,150 policyholders had outstanding asbestos-related claims with the domestic operations compared with 1,200 at December 31, 1993. CIGNA continues to litigate certain asbestos-related coverage issues, with 45 lawsuits involving 36 policyholders pending as of September 30, 1994, compared
with 39 lawsuits involving 27 policyholders as of December 31, 1993.   It is
not possible to determine CIGNA's potential liability for asbestos-related claims based on the number of policyholders with claims outstanding. Additional information, which is not available, would be needed for such determination, including the extent of coverage, the policyholder's liability for claims tendered to it, the injuries allegedly sustained by the policyholder's claimants and the number of claims pending against a policyholder.

The domestic operations had approximately 14,850 environmental pollution files outstanding at September 30, 1994 and 13,300 at December 31, 1993. A file represents each policyholder involved at a site, regardless of the number or type of claims asserted against the policyholder or the number or type of insurance policies (primary or excess) under which coverage is asserted. CIGNA disputes coverage for essentially all environmental pollution claims, and is involved in 518 coverage lawsuits as of September 30, 1994, compared with 493 as of December 31, 1993. Accordingly, and because of the many unresolved legal and factual issues related to environmental pollution cases, liabilities for these types of claims cannot be estimated from the number of environmental pollution files outstanding.

Superfund, originally enacted in 1980, was under review by Congress in 1994. Congress recessed in 1994 without completing action on Superfund legislation. New legislation is expected to be introduced in Congress in 1995, in part because the existing Superfund legislation expires in 1995. Any changes in Superfund's system of allocating responsibility or funding clean-up costs could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

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

The American Academy of Actuaries has initiated a project to develop standards for estimating currently unquantifiable liabilities. The project may cover unreported claims for asbestos-related, environmental pollution and certain other long-term exposures. In addition, industry-related parties are making efforts to create a model to allocate pollution liabilities based on a market share analysis rather than by an actuarial projection of ultimate liabilities. Since these initiatives are in the early stages, their outcome and effect, if any, on CIGNA are not determinable at this time.

For the reasons discussed in Note 16 to the 1993 Financial Statements and in the 1993 Form 10-K, CIGNA expects that its future results will continue to be adversely affected by losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims. Because of the significant uncertainties involved and the likelihood that these uncertainties, with the exception of Superfund re- authorization, will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses for these types of claims and, therefore, is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

Losses for reinsurance exposures for 1994 primarily reflect a $40 million charge resulting from a third quarter review of reserves for certain reinsurance lines of business (principally previously closed books of business) other than London reinsurance exposures. For 1993, losses for reinsurance exposures primarily related to reserve strengthening for London reinsurance exposures.

Losses for unrecoverable reinsurance are principally due to the failure of reinsurers to indemnify CIGNA, primarily because of reinsurer insolvencies and disputes under reinsurance contracts. Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to professional liability, asbestos and London reinsurance market exposures. Reinsurance disputes may increase in the future, and are likely to include disputes related to environmental pollution. Allowances have been established for amounts deemed uncollectible. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

Other prior year development for the nine months of 1994 was primarily attributable to workers' compensation and general and excess liability lines of business. For the comparable period in 1993, other prior year development was primarily attributable to workers' compensation business and commercial packages.

THE FOLLOWING IS INFORMATION REGARDING CIGNA'S LOSS RESERVES AND REINSURANCE RECOVERABLES AS OF DECEMBER 31, 1993 AND 1992. SIMILAR INFORMATION WILL BE INCLUDED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF CIGNA'S FUTURE REPORTS ON FORM 10-K. CERTAIN OF THE INFORMATION IS NOT AVAILABLE ON A QUARTERLY BASIS.

CIGNA's loss reserves are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. CIGNA manages its loss exposure through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve CIGNA of liability to its insureds. Accordingly, CIGNA's loss reserves represent total gross losses, and reinsurance recoverables represent anticipated recoveries of a portion of these losses.

The following table shows CIGNA's gross losses for incurred claims and claim adjustment expenses ("gross"), amounts ceded to reinsurers ("reinsurance") and net losses for incurred claims and claim adjustment expenses ("net") for the years ended December 31, 1993 and 1992. The table also categorizes those amounts as they relate to insured events of the current year and of prior years ("prior year development").


==================================================================================================================================

                                                           1993                                              1992
                                        ==========================================        ========================================
 (In millions)                            Gross          Reinsurance       Net              Gross        Reinsurance       Net
- ----------------------------------------------------------------------------------------------------------------------------------
 Current Year                             $5,491           ($2,027)        $3,464             $6,897        ($2,449)       $4,448
                                        ------------------------------------------------------------------------------------------

 Prior year development:
   Asbestos-related                          303              (132)           171                142            (73)           69

   Environmental pollution                   482               (88)           394                197            (70)          127

   Other long-term exposure                  155               (79)            76                 34            (18)           16

   Servicing carrier workers'
      compensation                           205              (205)            --                 --             --            --

   Unrecoverable reinsurance                  --                28             28                 --             89            89

   London reinsurance                         55               (24)            31                474           (246)          228

   Other                                     172               (83)            89                380           (253)          127
- ----------------------------------------------------------------------------------------------------------------------------------
 Total prior year development              1,372              (583)           789              1,227           (571)          656
- ----------------------------------------------------------------------------------------------------------------------------------

 Total Incurred Claims and Claim
    Adjustment Expenses                   $6,863           ($2,610)        $4,253             $8,124        ($3,020)       $5,104
==================================================================================================================================

Property and Casualty Loss Reserves

CIGNA's reserves for unpaid claims and claim expenses were approximately $17.7 billion and $17.5 billion as of December 31, 1993 and 1992, respectively. CIGNA's loss reserves reflect the effects of gross property and casualty losses for incurred claims and claim adjustment expenses, net of related payments.

Gross and net losses for insured events of the current year declined significantly in 1993, compared with 1992, reflecting improvements in the quality of underwriting and reduced premium volume in certain lines of business (as addressed more fully on page 19 of the 1993 MD&A), as well as lower catastrophe losses. CIGNA expects that strengthened underwriting will result in continued reductions in losses for insured events of current years, relative to premiums.

A significant amount of prior year development on both a gross and net basis in recent years has been for losses related to asbestos, environmental pollution and other long-term exposure claims. In 1993, such losses were higher than in the past because of the establishment in that year of gross reserves of

$489 million ($375 million, net) for future legal and associated expenses for such claims.

Servicing carrier workers' compensation business is coverage the Company writes on a direct basis for the National Workers' Compensation Pool. Because the Company cedes premiums and losses from this business to the Pool, this business does not result in net losses to CIGNA. The 1993 amounts resulted from a reserve review by the Company.

Losses for London reinsurance in 1992 resulted from a review of CIGNA's London property and casualty reinsurance exposures related to large catastrophes occurring in recent years. The losses in 1993 resulted from an update of that review.

Gross and net losses for other prior year development included losses for commercial packages, reinsurance and workers' compensation lines of business in 1993 and 1992.

CIGNA expects adverse prior year development to continue in future years, primarily for losses and related loss adjustment expenses for asbestos-related and environmental pollution claims. For the reasons noted on pages 19 to 23 of the Business Section of its 1993 Form 10-K, CIGNA is unable to reasonably estimate the additional losses and expenses that will be incurred for asbestos-related and environmental pollution claims and, therefore, is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

Property and Casualty Reinsurance Recoverables

CIGNA's reinsurance recoverables were approximately $8 billion as of December 31, 1993 and 1992, net of allowances for unrecoverable reinsurance of approximately $405 million and $381 million, respectively.

CIGNA recognized significant recoveries in 1993 and 1992 from reinsurance arrangements on both current year business and prior year development, as shown in the above table. Reinsurance recoveries for the current year decreased approximately 17% in 1993, compared with 1992, as a result of a comparable decrease in gross losses. The increase in reinsurance recoveries for asbestos-related, environmental pollution and other long-term exposure claims in 1993, compared with 1992, was attributable to corresponding increases in gross losses for such claims.

CIGNA expects to continue to have significant recoveries from its reinsurance arrangements, including for asbestos-related and environmental pollution losses. CIGNA expects its reinsurance arrangements to continue to provide recoveries for future asbestos-related and environmental pollution losses in approximately the same proportion to gross losses as in the past. However, the extent of recoveries in the aggregate, including for asbestos-related and environmental pollution losses, will depend on future gross loss experience and the particular reinsurance arrangements to which future losses relate.

Losses for unrecoverable reinsurance noted in the above table are principally due to the failure of reinsurers to indemnify CIGNA, primarily because of reinsurer insolvencies and disputes under reinsurance contracts. Losses for unrecoverable reinsurance for 1992 included $62 million for London reinsurance exposures.

Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to professional liability, asbestos and London reinsurance exposures. Allowances have been established for amounts deemed uncollectible. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

Approximately 10% of CIGNA's reinsurance recoverables relate to paid claims. The timing and collectibility of such recoverables have not had, and are not expected to have, a material adverse effect on its liquidity.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities. Other Operations also included the California personal automobile and homeowners insurance businesses (California business) that CIGNA sold in the first quarter of 1994, resulting in an after-tax gain of approximately $20 million.

Net losses for Other Operations were $12 million and $41 million for the third quarter and nine months of 1994, compared with losses of $9 million and $66 million for the same periods last year. After-tax realized investment results for the third quarter and nine months of 1994 were gains of $3 million and losses of $3 million. After-tax realized investment results for the third quarter and nine months of 1993 were gains of $4 million and losses of $4 million. Excluding after-tax realized investment results, the increased loss for the third quarter primarily reflects the absence of earnings from the California business. The decreased losses for the nine months reflect the gain on the sale of the California business and lower operating expenses, including lower net interest expense.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

During 1994, cash and cash equivalents increased $451 million from $1.2 billion as of December 31, 1993. This increase primarily reflects the issuance of long-term debt ($144 million); deposits and interest credited, net of withdrawals, to contractholder deposit funds ($921 million); and cash flows from operating activities ($287 million), primarily resulting from earnings and the timing of cash receipts and cash disbursements. The increase in cash flows was partially offset by cash used for investing activities ($753 million), primarily net investment purchases ($616 million); payments of dividends on CIGNA common stock ($165 million); and debt repayments ($28 million). Cash flow from operating activities was constrained by negative cash flow from property and casualty business of approximately $150 million resulting from operating losses.

CIGNA's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of long-term debt and equity securities. CIGNA's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of such securities. CIGNA continues to be well capitalized, with sufficient capacity to meet the anticipated needs of its business.

CIGNA had $1.38 billion of long-term debt outstanding at September 30, 1994, compared with $1.24 billion at December 31, 1993. This increase primarily reflects issuance in January 1994 of $100 million of unsecured 6 3/8% Notes due in 2006. The proceeds from this issue were used for general corporate purposes. As of September 30, 1994, CIGNA had approximately $850 million remaining under shelf registration statements that may be issued as debt and equity securities, depending upon market conditions and CIGNA's capital requirements.

At September 30, 1994, CIGNA's short-term debt, primarily commercial paper, amounted to $324 million, a decrease of $27 million from December 31, 1993.

CIGNA contributed approximately $250 million of capital during 1994 ($150 million in the third quarter) to the domestic property and casualty operation as a result of its continued losses.

INVESTMENT ASSETS


========================================================================================================
                                                            September 30,                   December 31,
 (In millions)                                                       1994                           1993
- --------------------------------------------------------------------------------------------------------
 Fixed maturities:  at amortized cost                             $12,740                        $12,375
 Fixed maturities:  at fair value                                  17,982                         19,380
 Equity securities                                                  1,897                          1,849
 Mortgage loans                                                     9,868                         10,021
 Real estate                                                        1,731                          1,780
 Other                                                              5,836                          5,323
- --------------------------------------------------------------------------------------------------------
 Total investment assets                                          $50,054                        $50,728
========================================================================================================

Additional information regarding CIGNA's investment assets is included in Note 3 to the third quarter 1994 Financial Statements and Notes 1, 3 and 4 to the 1993 Financial Statements as well as the 1993 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

========================================================================================================
                                                            September 30,                   December 31,
                                                                     1994                           1993
- --------------------------------------------------------------------------------------------------------
 Fixed maturities                                                     33%                            33%
 Mortgage loans                                                       58%                            59%
 Real estate                                                          56%                            56%
========================================================================================================


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

As of September 30, 1994, fixed maturities classified as available for sale had an aggregate fair value, including policyholder share, that was greater (less) than amortized cost by approximately ($63) million, compared with approximately $1.76 billion as of December 31, 1993. The decline in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1993.


          QUALITY RATINGS

Quality ratings for bonds were as follows (shown as a percentage of bonds):

========================================================================================================
                                                            September 30,                   December 31,
                                                                     1994                           1993
- --------------------------------------------------------------------------------------------------------
 Investment grade                                                     94%                            94%
 Below investment grade:
    Available for sale                                                 1                              1
    Held to maturity                                                   5                              5
- --------------------------------------------------------------------------------------------------------
 Total                                                               100%                           100%
========================================================================================================

The quality ratings of CIGNA's below investment grade bonds (BA and below, or equivalent) are concentrated toward the higher end of the non- investment grade spectrum. Approximately 35% of below investment grade securities relate to policyholder contracts.

          PROBLEM BONDS *

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. Problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs were as follows:


============================================================================================
                                                      September 30,             December 31,
 (In millions)                                                 1994                     1993
- --------------------------------------------------------------------------------------------
 Delinquent bonds                                              $179                     $131
    Less cumulative write-downs                                  66                       52
                                                            -------                  -------
                                                                113                       79
                                                            -------                  -------
 Restructured bonds                                             239                      383
    Less cumulative write-downs                                  39                       55
                                                            -------                  -------
                                                                200                      328
- --------------------------------------------------------------------------------------------
 Problem bonds                                                 $313                     $407
============================================================================================

          POTENTIAL PROBLEM BONDS *

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs were as follows:


============================================================================================
                                                      September 30,             December 31,
 (In millions)                                                 1994                     1993
- --------------------------------------------------------------------------------------------
 Potential problem bonds                                       $168                     $225
    Less cumulative write-downs                                  14                       11
- --------------------------------------------------------------------------------------------
 Potential problem bonds                                       $154                     $214
============================================================================================


* Bonds in these categories are primarily classified as held to maturity.

          CUMULATIVE WRITE-DOWNS FOR BONDS

The activity in cumulative write-downs for bonds during the nine months ended September 30 was as follows:

=================================================================================================================================
                                                           1994                                             1993
                                        ===========================================      ========================================
                                            Policy-                                          Policy-
                                             holder                                           holder
 (In millions)                            Contracts           CIGNA          Total         Contracts         CIGNA         Total
- ---------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1                  $54             $69           $123               $89           $81          $170

 Additions to cumulative
   write-downs                                   16              14             30                10            22            32
 Charge-offs upon sales,
      repayments and other                      (11)            (13)           (24)               (8)           (2)          (10)

 Transfers to equity securities                  (4)             (2)            (6)              (22)          (21)          (43)
- ---------------------------------------------------------------------------------------------------------------------------------

 Ending balance - September 30                  $55             $68           $123               $69           $80          $149
=================================================================================================================================


Included in the total ending balances above as of September 30, 1994 and 1993 were $4 million and $7 million, respectively, for bonds no longer classified as problem or potential problem bonds. As of December 31, 1993, such cumulative write-downs were $5 million.

The adverse after-tax effect of write-downs on CIGNA's net income for the quarter and nine months ended September 30, 1994 was $2 million and $9 million, respectively, compared with $3 million and $14 million for the same periods of 1993.

During the nine months of 1994 and the full year 1993, bonds with a carrying value of $27 million and $102 million, respectively, were restructured into equity securities. As of September 30, 1994, CIGNA had cumulative write-downs for equity securities of $75 million (including $30 million attributable to policyholder contracts), compared with $78 million (including $39 million attributable to policyholder contracts) as of December 31, 1993.

          EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. The adverse effect of non-accruals for bonds (in total and by type) on policyholder contracts and on CIGNA's net income is shown in the following table:

=======================================================================================================================

                                      Three Months Ended                                Nine Months Ended
                                         September 30,                                     September 30,
                        --------------------------------------------   ------------------------------------------------
                                  1994                   1993                     1994                     1993
                        --------------------  ----------------------   ----------------------   -----------------------
                          Policy-                Policy-                  Policy-                  Policy-
                           holder                 holder                   holder                   holder
 (In millions)          Contracts      CIGNA   Contracts       CIGNA    Contracts       CIGNA    Contracts       CIGNA
- -----------------------------------------------------------------------------------------------------------------------
 Net investment
 income under
 original contract
 terms                         $7         $10         $7         $11          $19         $31          $33         $38
 Less net investment
 income received                2           3          -           4            8          11           15          22
                           --------------------   ----------------------   ----------------------   -------------------
 Forgone investment
 income                         5           7          7           7           11          20           18          16
 Tax effect                     -          (2)         -          (3)           -          (7)           -          (6)
- -----------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals                 $5          $5         $7          $4          $11         $13          $18         $10
=======================================================================================================================

 Forgone investment
 income by type:
   Delinquent bonds            $2          $5         $7          $5           $5         $12           $9          $8

   Restructured bonds           3           2          -           2            6           8            9           8
                           --------------------   ----------------------   ----------------------   -------------------

 Forgone investment
 income                         5           7          7           7           11          20           18          16
 Tax effect                     -          (2)         -          (3)           -          (7)           -          (6)
- -----------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals                 $5          $5         $7          $4          $11         $13          $18         $10
=======================================================================================================================

          MORTGAGE LOANS

======================================================================================
                                                 September 30,            December 31,
                                                          1994                    1993
- --------------------------------------------------------------------------------------
 Mortgage loans (in millions)                           $9,868                 $10,021
 By type:
    Office buildings                                      38%                     40%
    Retail facilities                                     38                      37
    Apartment Buildings                                   11                      10
    Hotels                                                 7                       7
    Other                                                  6                       6
 Total                                                   100%                    100%
======================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location, borrower and loan size to reduce its exposure to potential losses.

Adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the nine months of 1994, $816 million of mortgage loans was scheduled to mature, of which $108 million was paid in full, $200 million was extended at existing loan rates for a weighted average of 12 months and $379 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remainder of the scheduled maturities was problem mortgage loans or foreclosure properties, including $39 million that were restructured and $32 million that were foreclosed or were in the process of foreclosure. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

          PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity. As of September 30, 1994, restructured mortgage loans with a carrying value of approximately $418 million had their original maturity dates extended, with an average extension of five years. Restructured mortgage loans generated annualized cash returns averaging approximately 7% as of September 30, 1994.

Problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

=======================================================================================
                                                    September 30,          December 31,
 (In millions)                                               1994                  1993
- ---------------------------------------------------------------------------------------
 Delinquent mortgage loans                                   $196                  $162
    Less valuation reserves                                    38                    32
                                                             ----                  ----
                                                              158                   130
                                                             ----                  ----

 Restructured mortgage loans                                  793                   839
    Less valuation reserves                                    74                   105
                                                             ----                  ----
                                                              719                   734
- ---------------------------------------------------------------------------------------
 Problem mortgage loans                                      $877                  $864
=======================================================================================

          POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification, 2) fully current loans for which the borrower has requested restructuring and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. As of September 30, 1994, approximately 93% of potential problem mortgage loans were fully current under their original terms. Potential problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

=======================================================================================
                                                    September 30,          December 31,
 (In millions)                                               1994                  1993
- ---------------------------------------------------------------------------------------
 Potential problem mortgage loans before reserves            $574                  $627
    Less reserves                                              78                    79
- ---------------------------------------------------------------------------------------
 Potential problem mortgage loans                            $496                  $548
=======================================================================================

          VALUATION RESERVES FOR MORTGAGE LOANS

The activity in valuation reserves for mortgage loans during the nine months ended September 30 was as follows:


===============================================================================================================================
                                                        1994                                               1993
                                       =========================================      =========================================
                                           Policy-                                          Policy-
                                            holder                                           holder
 (In millions)                           Contracts         CIGNA        Total             Contracts          CIGNA       Total
- -------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1                $105          $111         $216                  $106            $78        $184

 Net increase in valuation
      reserves                                  24            12           36                    20             35          55
 Charge-offs upon sales,
      repayments and other                     (18)          (15)         (33)                   (7)            (6)        (13)
 Transfers to real estate                      (10)          (19)         (29)                  (32)           (17)        (49)
- -------------------------------------------------------------------------------------------------------------------------------
 Ending balance - September 30                $101           $89         $190                   $87            $90        $177
===============================================================================================================================


The adverse after-tax effect of the net increase in valuation reserves on CIGNA's net income was $2 million and $8 million for the third quarter and nine months of 1994, compared with $3 million and $23 million for the same periods of 1993.

Valuation reserves for mortgage loans include reserves for loans which are in-substance foreclosures (classified as problem mortgage loans), and such loans are carried at the fair value of the underlying property. As of September 30, 1994, December 31, 1993 and September 30, 1993, the carrying value of such loans was $101 million, $17 million and $94 million, respectively, net of valuation reserves of $34 million, $17 million and $25 million, respectively.

       EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. The adverse effect of non-accruals for mortgage loans (in total and by type) on policyholder contracts and on CIGNA's net income is shown in the following table:


==============================================================================================================================
                                     Three Months Ended                                        Nine Months Ended
                                        September 30,                                            September 30,
                    -------------------------------------------------        -------------------------------------------------
                            1994                         1993                         1994                        1993
                    ---------------------        --------------------        ---------------------        --------------------
                      Policy-                      Policy-                      Policy-                     Policy-
                       holder                       holder                       holder                      holder
 (In millions)      Contracts       CIGNA        Contracts      CIGNA         Contracts      CIGNA        Contracts     CIGNA
- ------------------------------------------------------------------------------------------------------------------------------
 Net investment
 income under
 original
 contract terms           $18         $11              $22        $11               $59        $35              $73       $40
 Less net
 investment
 income received           14           6               16          6                40         21               48        22
                       -----------------------     -----------------------     ------------------------    -------------------
 Forgone
 investment
 income                     4           5                6          5                19         14               25        18

 Tax effect                 -          (2)               -         (1)                -         (5)               -        (6)
- ------------------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals             $4          $3               $6         $4               $19         $9              $25       $12
==============================================================================================================================
 Forgone
 investment
 income by type:
   Delinquent
   mortgage loans          $3          $3               $2         $2               $10         $9              $11        $7

   Restructured
   mortgage loans           1           2                4          3                 9          5               14        11
                       -----------------------     -----------------------     ------------------------    -------------------
 Forgone
 investment
 income                     4           5                6          5                19         14               25        18
 Tax effect                 -          (2)               -         (1)                -         (5)               -        (6)
- ------------------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals             $4          $3               $6         $4               $19         $9              $25       $12
==============================================================================================================================


          REAL ESTATE

Investment real estate includes real estate held for the production of income and properties acquired as a result of foreclosure of mortgage loans (foreclosure properties).

Investment real estate, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

============================================================================================
                                                           September 30,        December 31,
 (In millions)                                                      1994                1993
- --------------------------------------------------------------------------------------------
 Foreclosure properties                                           $1,217              $1,289
    Less cumulative write-downs                                      292                 301
    Less valuation reserves                                           53                  59
                                                               ---------           ---------
                                                                     872                 929
                                                               ---------           ---------
 Real estate held for the production of income                       896                 890
    Less valuation reserves                                           37                  39
                                                               ---------           ---------
                                                                     859                 851
- --------------------------------------------------------------------------------------------
 Investment real estate                                           $1,731              $1,780
============================================================================================

          RESERVES FOR REAL ESTATE

The activity in cumulative write-downs and valuation reserves for real estate during the nine months ended September 30 was as follows:


===============================================================================================================================
                                                       1994                                              1993
                                    =========================================         =========================================
                                        Policy-                                           Policy-
                                         holder                                            holder
 (In millions)                        Contracts          CIGNA         Total            Contracts          CIGNA         Total
- -------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1             $239           $160          $399                 $184           $108          $292

 Additions to cumulative
    write-downs                               9              6            15                   23             30            53

 Net increase in valuation
      reserves                                3              4             7                   15              5            20
 Charge-offs upon sales and
    other                                   (51)           (17)          (68)                  (9)             2            (7)

 Transfers from mortgage loans               10             19            29                   32             17            49
- -------------------------------------------------------------------------------------------------------------------------------
 Ending balance - September 30             $210           $172          $382                 $245           $162          $407
===============================================================================================================================

The adverse after-tax effect of write-downs and the net increase in valuation reserves on CIGNA's net income for the quarter and nine months ended September 30, 1994 was $3 million and $7 million, respectively, compared with $8 million and $23 million for the same periods of 1993.

    SUMMARY

The adverse effects of non-accruals as well as write-downs and changes in valuation reserves ("write-downs and reserves") on policyholder contracts and on CIGNA's net income were as follows:

============================================================================================================================
                                Three Months Ended                                         Nine Months Ended
                                    September 30,                                             September 30,
                   ------------------------------------------------        -------------------------------------------------
                             1994                        1993                         1994                      1993
                   ---------------------       --------------------        --------------------       ----------------------
                     Policy-                     Policy-                     Policy-                    Policy-
                      holder                      holder                      holder                     holder
 (In millions)     Contracts      CIGNA        Contracts      CIGNA        Contracts      CIGNA       Contracts       CIGNA
- ----------------------------------------------------------------------------------------------------------------------------
 Write-downs
   and reserves:

   Bonds                  $6         $2               $7         $3              $16         $9             $10       $14

   Mortgage
   loans                   9          2                3          3               24          8              20        23

   Real estate            (1)         3               13          8               12          7              38        23
- ----------------------------------------------------------------------------------------------------------------------------
 Total                   $14         $7              $23        $14              $52        $24             $68       $60
============================================================================================================================

 Non-accruals:

   Bonds                  $5         $5               $7         $4              $11        $13             $18       $10

   Mortgage
   loans                   4          3                6          4               19          9              25        12
- ----------------------------------------------------------------------------------------------------------------------------
 Total                    $9         $8              $13         $8              $30        $22             $43       $22
============================================================================================================================

Economic conditions, including real estate market conditions, have improved. However, additional losses from problem investments are expected to occur for specific investments in the normal course of business, particularly due to continuing weak conditions in certain office building markets. CIGNA currently does not expect additional non-accruals, write-downs and reserves to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

                          Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings.

                 During 1988, a number of state attorneys general and private plaintiffs filed lawsuits against a number of insurance companies and others, including CIGNA, alleging violations of federal and state antitrust laws. One of the lawsuits, filed in Texas, was settled in March 1991 for an insignificant amount. All of the remaining lawsuits were dismissed by the trial court in 1989. The United States Court of Appeals reversed the trial court and the United States Supreme Court reversed in part and modified in part the ruling of the Court of Appeals and remanded the cases to the Court of Appeals for further proceedings in accordance with its opinion. The Supreme Court ruled that the insurance companies did not forfeit their McCarran-Ferguson protection when they acted with reinsurers to produce acceptable policy terms and defined the boycott exception to the McCarran-Ferguson exemption in a manner favorable to the insurance industry. The cases were remanded by the Court of Appeals to the trial court for further proceedings. Subject to final approval by the trial court, an agreement in principle to settle these cases has been reached. CIGNA's portion of the settlement is not expected to be material to it.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)      See Exhibit Index.

                 (b) CIGNA filed a Report on Form 8-K dated October 31, 1994 containing a press release regarding its third quarter 1994 results.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                               CIGNA CORPORATION



                               By /s/ Gary A. Swords
                                  --------------------------
                                  Gary A. Swords
                                  Vice President and Chief
                                  Accounting Officer

Date: November 14, 1994

                                 Exhibit Index



                                                             Method of
Number                    Description                         Filing
- ------                    -----------                        ---------

11                        Computation of Earnings           Filed herewith.
                          Per Share

12                        Computation of Ratio of           Filed herewith.
                          Earnings to Fixed Charges

27                        Financial Data Schedule           Filed herewith.