Form 10-K
CIGNA CORP
filed 1995-03-29
CIK 701221

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)

      /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                         WHICH REGISTERED
-------------------------------          ----------------------------------
  Common Stock, Par Value $1;    )         New York Stock Exchange, Inc.
        Preferred Stock          )          Pacific Stock Exchange, Inc.
       Purchase Rights;          )       Philadelphia Stock Exchange, Inc.
              and
8.20% Convertible Subordinated             New York Stock Exchange, Inc.
 Debentures due July 10, 2010

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
                                             -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1995, was approximately $5.3 billion.

     As of March 2, 1995, 72,441,624 shares of the registrant's Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to shareholders for the year ended December 31, 1994 (the "1994 Annual Report"). Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 20, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         -----
PART I
Item 1.     Business..................................................................       1
            A.  Description of Business...............................................       1
            B.  Financial Information about Industry Segments.........................       3
            C.  Employee Life and Health Benefits.....................................       3
            D.  Employee Retirement and Savings Benefits..............................       7
            E.  Individual Financial Services.........................................      10
            F.  Property and Casualty.................................................      14
            G.  Investments and Investment Income.....................................      28
            H.  Regulation............................................................      33
            I.  Miscellaneous.........................................................      35
Item 2.     Properties................................................................      36
Item 3.     Legal Proceedings.........................................................      36
Item 4.     Submission of Matters to a Vote of Security Holders.......................      37

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....      37
Item 6.     Selected Financial Data...................................................      37
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................      37
Item 8.     Financial Statements and Supplementary Data...............................      37
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure................................................................      37

PART III
Item 10.    Directors and Executive Officers of the Registrant........................      38
            A.  Directors of the Registrant...........................................      38
            B.  Executive Officers of the Registrant..................................      38
            C.  Compliance with Section 16(a) of the Securities Exchange Act..........      39
Item 11.    Executive Compensation....................................................      39
Item 12.    Security Ownership of Certain Beneficial Owners and Management............      39
Item 13.    Certain Relationships and Related Transactions............................      39

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........      39
Signatures............................................................................      40
Index to Financial Statement Schedules................................................    FS-1
Index to Exhibits.....................................................................     E-1

                                     PART I

Item 1. BUSINESS

A. Description of Business

     With shareholders' equity of $5.8 billion, revenues of $18.4 billion and assets of $86.1 billion as of December 31, 1994, CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned insurance organizations in the United States and one of the principal United States companies in the financial services industry. Unless the context otherwise indicates, the terms "CIGNA" and the "Company," when used herein, refer to one or more of CIGNA Corporation and its consolidated subsidiaries. Although CIGNA Corporation is not an insurance company, its subsidiaries are major providers of group life and health insurance, managed care products and services, retirement products and services, individual financial services, and property and casualty insurance. CIGNA is one of the largest international insurance organizations based in the United States, measured by international revenues, and the largest investor-owned health maintenance organization ("HMO") in the United States, measured by number of enrollees. CIGNA's major insurance subsidiaries, Connecticut General Life Insurance Company ("CG Life") and Insurance Company of North America ("ICNA"), are among the oldest insurance companies in the United States, with ICNA tracing its origins to 1792 and CG Life to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through the following operating divisions, the financial results of which are reported in the following segments:

        Employee Life and Health Benefits Segment (beginning on page 3)
           CIGNA HealthCare
           CIGNA Group Insurance: Life, Accident, Disability(1)

        Employee Retirement and Savings Benefits Segment (beginning on page 7)
           CIGNA Retirement & Investment Services

        Individual Financial Services Segment (beginning on page 10)
           CIGNA Individual Insurance
           CIGNA Reinsurance: Life, Accident, Health

        Property and Casualty Segment (beginning on page 14)
           CIGNA Property & Casualty
           CIGNA International

       ----------------------

       (1) Portions of this division are reported in the Individual Financial Services and Property and Casualty Segments.

     Investment results produced by CIGNA Investment Management on behalf of CIGNA's insurance operations are reported in each segment's results or in Other Operations. The other businesses of CIGNA Investment Management are described on page 33, and financial results for these businesses are reported in Other Operations.

     CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Insurance company ratings represent the opinions of the rating agencies on the financial strength of the Company and its capacity to meet the obligations of insurance policies. Corporate credit ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. As of March 29, 1995, the principal ratings obtained through an active relationship with the agencies were as follows:

                                                            MOODY'S INVESTORS
                                        A.M. BEST                SERVICES             STANDARD & POOR'S        DUFF & PHELPS
                                  --------------------- -------------------------- ----------------------- ----------------------
Insurance Company Ratings(1)
  Life:
    CG Life...................... A+  ("Superior,"      A1       ("Good,"          AA    ("Excellent,"     AAA  ("Highest,"
                                      2nd of 15)                 5th of 19)              3rd of 18)             1st of 18)
    Life Insurance Company of
      North America.............. A+  ("Superior,"               --                      --                     --
                                      2nd of 15)
  Property & Casualty:
    New Domestic Pool Group(2)... A-  ("Excellent,"                                      --                     --
                                      4th of 15)        Baa1(4)  ("Adequate,"
    INA Domestic Pool Group(3)... B+  ("Very good,"              8th of 19)              --                     --
                                      6th of 15)
Corporate Credit Ratings(1)
  Senior Debt....................     --                Baa1     ("Medium-grade,"  BBB+  ("Adequate,"      A    ("Adequate,"
                                                                 8th of 19)              8th of 22)             6th of 18)
  Subordinated Debt..............     --                Baa2     ("Medium-grade,"  BBB   ("Adequate,"      A-   ("Adequate,"
                                                                 9th of 19)              9th of 22)             7th of 18)
  Commercial Paper...............     --                Prime-2  ("Strong,"        A-2   ("Satisfactory,"  D-1  ("Very High,"
                                                                 2nd of 4)               3rd of 7)              2nd of 7)

---------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale (e.g., CG Life's rating by A.M. Best Company, Inc. ("A.M. Best") is the 2nd highest rating awarded in its scale of 15).
(2) The New Domestic Pool Group consists of four of CIGNA's domestic property and casualty insurance subsidiaries that had formerly been rated by A.M. Best as part of a larger pool of companies. The A- rating is under review with "developing implications."
(3) The INA Domestic Pool Group consists of CIGNA's domestic property and casualty insurance subsidiaries (other than those in the New Domestic Pool Group) that formerly had been rated by A.M. Best as part of a larger pool of companies. The B+ rating is under review with "negative implications."
(4) Baa1 is the rating assigned by Moody's Investors Services ("Moody's") to the former pool that consisted of the companies now comprising the New Domestic Pool Group and the INA Domestic Pool Group.

     Rating agencies generally assign ratings along a scale. While the significance of individual ratings varies from agency to agency, companies assigned ratings at the top end of the scale have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the scale have the weakest capacity.

     Insurance company rating scales of the principal agencies that rate the Company's insurance subsidiaries are characterized as follows: A.M. Best, A++ to F ("Superior" to "In Liquidation"); Moody's, Aaa to C ("Exceptional" to "Lowest"); Standard & Poor's ("S&P"), AAA to R ("Superior" to "Regulatory Action"); and Duff & Phelps, AAA to DD ("Highest" to "Order of Liquidation").

     The rating scales of the principal agencies that rate CIGNA's senior and subordinated debt are characterized as follows: Moody's, Aaa to C ("Best" to "Lowest"); S&P, AAA to D ("Extremely Strong" to "Default"); and Duff & Phelps, AAA to DD ("Highest" to "Default"). The commercial paper rating scales for Moody's, S&P, and Duff & Phelps are as follows: Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime"); S&P, A-1+ to D ("Extremely Strong" to "Default"); and Duff & Phelps, D-1+ to D-5 ("Highest" to "Default").

     The ratings are reviewed routinely by the rating agencies and may be changed at their discretion. For more information concerning insurance company ratings, see "Employee Life and Health Benefits - Competition" on page 6, "Employee Retirement and Savings Benefits - Competition" on page 10, "Individual Financial Services - Competition" on page 14 and "Property and
Casualty - Competition" on page 18.

B. Financial Information about Industry Segments

     All financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to 1993 and 1992 financial information to conform with the 1994 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1993, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

     Revenues, income (loss) before income taxes and cumulative effect of accounting changes, and identifiable assets attributable to each of CIGNA's business segments, other operations and foreign operations are set forth in Notes 12 and 13 to CIGNA's 1994 Financial Statements.

C. Employee Life and Health Benefits

                         Principal Products and Markets

     CIGNA's Employee Life and Health Benefits operations offer a wide range of traditional indemnity products and services and are a leading provider of managed care and cost containment products and services. The following table sets forth the principal products of this segment and their related net earned premiums and fees.

                                                                         YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                     1994          1993          1992
                                                                    ------        ------        ------
                                                                              (IN MILLIONS)
    Indemnity:
      Medical....................................................   $2,049        $1,983        $1,946
      Life.......................................................    1,813         1,627         1,580
      Long-term Disability.......................................      422           427           435
      Dental.....................................................      374           324           329
      Accidental Death and Dismemberment.........................      253           260           243
      Short-term Disability......................................       93            91           100
      Other......................................................       17            18            13
                                                                    ------        ------        ------
        Total....................................................    5,021         4,730         4,646
    Prepaid Health and Dental Care...............................    2,823         2,708         2,528
                                                                    ------        ------        ------
    Total Premiums and Fees......................................   $7,844        $7,438        $7,174
                                                                    ======        ======        ======

    -------------------

    Amounts in table do not include "premium equivalents," which are described below.

     CIGNA's Employee Life and Health Benefits customers range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, professional and other associations, government-sponsored Medicare and Medicaid programs, and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

     The indemnity products named in the above table are available on an experience-rated basis as well as through traditional insurance arrangements, in which CIGNA assumes the full insurance risk for a set premium. Certain group indemnity coverages, primarily medical and dental, also are available through alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims, with CIGNA providing combinations of administrative and claim services and insurance for a fee or premium charge. Alternative funding programs, primarily consisting of "minimum premium" arrangements and administrative services only ("ASO") plans, constituted 55% of business volume (premiums and fees plus premium equivalents) in 1994. Premium equivalents generally represent paid claims and are additional premiums that would have been earned under minimum premium and ASO contracts if they had been written as traditional indemnity or health maintenance organization ("HMO") programs. In minimum premium business, the policyholder funds claims up to a predetermined aggregate amount and CIGNA funds claims exceeding that amount. Under ASO plans, the policyholder is responsible for funding all claims and CIGNA provides administrative services for a fee; CIGNA may also provide stop-loss insurance for claims in excess of a predetermined amount. Alternative funding programs and their effect on CIGNA's results are more fully described on page 11 of the Management's Discussion and Analysis ("MD&A") section of CIGNA's 1994 Annual Report.

     CIGNA offers both group term life and group universal life insurance products. Approximately 8,100 group life insurance policies covering approximately 13.7 million lives were outstanding as of December 31, 1994. The following table shows group life insurance in force and termination data.

                                                                   YEAR ENDED DECEMBER 31
                                                             -----------------------------------
                                                               1994         1993         1992
                                                             ---------    ---------    ---------
                                                             (DOLLARS IN ROUNDED MILLIONS)
In force, end of year......................................  $ 523,000    $ 512,000    $ 490,000
                                                              ========     ========     ========
Cancellations (lapses and expirations).....................  $  44,000    $  53,000    $  37,000
                                                              ========     ========     ========

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

     Disability management and medical cost containment services provided by CIGNA help insurers and employers reduce the cost of their benefit programs. CIGNA provides managed mental health and substance abuse coverage and services to HMOs, insurers and employers through a national network of mental health specialists, some of whom are employees of CIGNA. CIGNA provides managed pharmacy benefit programs through CIGNA's HMOs and to employers directly.

     To control their health care costs, many employers have changed and others are changing their benefit plan design by introducing or expanding managed care features. Managed care products promote effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. While HMOs are generally the most cost-efficient form of managed care, many employers offer their employees a choice of benefit and cost options. CIGNA provides these options through HMOs, preferred provider organizations ("PPOs") and traditional indemnity coverage as well as through integrated products, which include all three. Integrated products are available under alternative funding as well as traditional insurance arrangements. These products may include contract provisions under which CIGNA assumes the risk for costs exceeding specified levels.

     CIGNA's prepaid health care operations provide medical services through HMOs. CIGNA's HMOs include staff models, in which physicians and other providers are employees of the HMO, individual practice association ("IPA") models, in which independent physicians and hospitals are under contract with CIGNA to provide services, and mixed models, in which attributes of IPA and staff model HMOs are combined. Staff model HMOs offer a greater opportunity for direct influence over medical costs, quality and service, but require more capital investment. IPAs may cover wider geographic areas with lower fixed costs, but must rely on cost-effective contracts with providers and appropriate utilization management to influence medical costs. Staff models generally offer lower costs to the consumer, whereas IPAs may offer broader provider choice.

     To maintain and enhance the quality of health care delivered in its HMOs, CIGNA has initiated the development of standard performance measurements for affiliated physicians, hospitals and other providers in its HMOs. Thirteen of CIGNA's HMOs are accredited by the National Committee for Quality Assurance, and CIGNA is in the process of seeking accreditation for the remainder.

     CIGNA's HMOs and PPOs serve all or part of 39 states, the District of Columbia and Puerto Rico. CIGNA had 46 HMO networks serving approximately 3.3 million members as of December 31, 1994, and 48 networks serving approximately
2.7 million and 2.3 million members as of December 31, 1993 and 1992, respectively. Members include participants under traditional and alternative funding programs. During 1994, CIGNA withdrew from three networks and added one, resulting in the net decrease of two HMO networks. As of December 31, 1994, 37 of CIGNA's HMO networks were IPA models (with 65% of total members); four were staff models (with 20% of total members); and five were mixed models (with 15% of total members).

     CIGNA's indemnity business included arrangements with doctors, hospitals and other independent providers to form PPOs in 80 locations as of December 31, 1994, 71 as of December 31, 1993 and 53 as of December 31, 1992. Under a typical PPO arrangement, CIGNA reimburses PPO participants at a higher percentage for the costs of medical care obtained from contracted providers (who charge on a discounted rate basis) than it does for care obtained from non-contracted providers. CIGNA's PPOs served approximately 1.1 million individuals as of December 31, 1994, approximately 0.8 million as of December 31, 1993 and approximately 0.7 million as of December 31, 1992.

     CIGNA also offers prepaid dental coverage, using networks of independent providers in most states, serving approximately 2.0 million, 1.7 million and 1.3 million participants as of December 31, 1994, 1993 and 1992, respectively.

                                  Distribution

     The indemnity products of this segment are distributed primarily by employed group sales representatives through national and other insurance brokers and insurance consultants and, to a lesser extent, by CIGNA's career agents. Sales of prepaid health care products are made primarily to employers by CIGNA's sales representatives and also through insurance brokers. Since 1993, CIGNA has developed a direct sales force to market traditional HMOs to smaller companies. Salaried marketing representatives sell disability management, medical and disability cost containment, and managed mental health and substance abuse services directly to insurance companies, HMOs and employer groups. Salaried enrollment specialists enroll employees in group life insurance, HMOs and related programs at the worksite. As of December 31, 1994, the field sales force for the products of this segment consisted of approximately 595 sales representatives in 114 field locations.

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

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of experience-rated policies.

     Interest on reserve and fund balances is credited to experience-rated policyholders through rates that are either set at the Company's discretion or based on actual investment performance. Generally, for interest-crediting rates set at the Company's discretion, higher rates are credited to long-term funds than to short-term funds, reflecting the fact that higher yields are generally available on investments of longer maturities. For 1994, the rates of interest credited ranged from 2.5% to 8.7%.

     Approximately one-third of the reserves comprise liabilities that will be paid within one year, primarily for group life, medical and prepaid health claims. The remainder primarily include liabilities for long-term disability benefits and group life insurance benefits for disabled individuals.

     The profitability of medical and dental indemnity and prepaid health care products is largely dependent upon the accuracy of projections for health care cost inflation and utilization, the adequacy of fees charged for administration and risk assumption and, in the case of prepaid health care products, effective medical cost management. The profitability of other indemnity products depends on the adequacy of premiums charged relative to claims and expenses.

     CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated insurers.

                                  Competition

     Group indemnity insurance and prepaid health care are highly competitive, and no one competitor or small number of competitors is dominant across the country, although in certain locations some HMOs dominate the sales of traditional products. A large number of insurance companies and other entities compete in offering similar products. Competition exists both for employer-policyholders and for the employees in those instances where the employer offers the products of more than one company. Most group policies are subject to Company review and renewal on an annual basis, and policyholders may seek competitive quotations from several sources prior to renewal.

     The principal competitive factors that affect this segment are price; quality of service; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales. Being responsive to the needs of employee-consumers as well as of employers is important. For certain products with longer-term liabilities, financial strength of the insurer as indicated by ratings issued by nationally recognized rating agencies is also a competitive factor.

     The principal competitors of CIGNA's group insurance and prepaid health care businesses are the large life and health insurance companies that provide group insurance, numerous Blue Cross and Blue Shield organizations, stand-alone HMOs, and HMOs sponsored by major insurance companies and hospitals. Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and self-insurers.

     CIGNA is one of the largest investor-owned insurance company providers of group life and health indemnity insurance, based on premiums and premium equivalents. It is the largest investor-owned HMO, based on the number of members and the second largest provider of group long-term disability coverages, based on premiums.

                               Health Care Reform

     Congress recessed in 1994 without enacting health care reform. Comprehensive national reform is not likely to be proposed again in 1995. Instead, CIGNA expects federal and state proposals addressing modest insurance reform and requiring managed care networks to admit any willing providers and placing other limitations on the ability of managed care companies to form and operate efficient networks of doctors, hospitals and pharmacies. Multiple layers of regulation would result if the states enacted legislation different from federal standards. Because any reform measures that will ultimately be adopted are not known, CIGNA cannot predict the effect that health care reform will have on its business operations.

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

     Net earned premiums and fees for, and deposits to, general, separate and investment advisory accounts for this segment for the year ended December 31, were as follows:

                                                                           1994       1993       1992
                                                                          ------     ------     ------
                                                                                 (IN MILLIONS)
    Premiums and Fees:
      General Account:
        Guaranteed.....................................................   $   63     $  151     $  110
        Experience-rated...............................................       91         99         96
                                                                          ------     ------     ------
                                                                             154        250        206
      Separate Accounts................................................       47         46         42
                                                                          ------     ------     ------
        Total Premiums and Fees........................................   $  201     $  296     $  248
                                                                          ======     ======     ======
    Deposits:
      General Account:
        Guaranteed.....................................................   $  166     $  102     $  411
        Experience-rated...............................................    1,235      1,457      1,640
                                                                          ------     ------     ------
                                                                           1,401      1,559      2,051
      Separate Accounts................................................    1,931      1,177        512
      Investment Advisory Accounts.....................................       61         75         43
                                                                          ------     ------     ------
        Total Deposits.................................................   $3,393     $2,811     $2,606
                                                                          ======     ======     ======

     Assets under management for this segment as of December 31 were as follows:

                                                                        1994        1993        1992
                                                                       -------     -------     -------
                                                                                (IN MILLIONS)
      General Account(1):
        Guaranteed..................................................   $ 3,934     $ 4,259     $ 3,933
        Experience-rated............................................    16,380      17,281      16,937
                                                                       -------     -------     -------
                                                                        20,314      21,540      20,870
      Separate Accounts.............................................    12,917      12,301      11,223
      Investment Advisory Accounts..................................       651         628         643
                                                                       -------     -------     -------
          Total(1)..................................................   $33,882     $34,469     $32,736
                                                                       ========    ========    ========

---------------
(1) General Account assets under management reflect unrealized appreciation (depreciation) of ($233) million and $521 million as of December 31, 1994 and 1993, respectively, as a result of SFAS No. 115.

                         Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. CIGNA's primary marketing emphasis is on defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years. Defined contribution plan assets amounted to approximately $16.6 bil-lion, or 49% of assets under management for this segment as of December 31, 1994, compared with $16.3 billion, or 47%, as of December 31, 1993. The balance of this segment's assets under management relate to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

     CIGNA sells investment products and investment management services, either separately or as full-service packages with administrative and other professional services, to pension plan sponsors. Traditionally, CIGNA's marketing emphasis has been on sales of full-service products that include investment management and pension services to middle market customers with plan assets of up to $50 million. In recent years, however, this emphasis has expanded to include sales to sponsors of larger plans that look to more than one entity to provide actuarial, administrative or investment services and products, or combinations thereof. For defined contribution plans, principally 401(k) plans, CIGNA markets products that offer investment management services and plan level and participant recordkeeping, as well as employee communications, enrollment, plan design, technological support and other consulting services. For defined benefit plans, CIGNA offers investment, administrative and professional services, including recordkeeping, plan documentation, and actuarial valuation and consulting. Investment management services for CIGNA's defined contribution and defined benefit products are provided by CIGNA and by third-party managers. In addition, CIGNA offers single premium annuities, both on guaranteed and experience-rated bases, and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     Pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts") of CG Life. The General Account supports both guaranteed and experience-rated contracts. Guaranteed contracts comprise single premium annuities and GICs. As of December 31, 1994, guaranteed single premium annuities accounted for $2.6 billion and GICs accounted for $1.3 billion of General Account assets under management for the Employee Retirement and Savings Benefits segment, compared with $2.8 billion and $1.5 billion as of December 31, 1993.

     For 1994, the interest rate on reserves for guaranteed single premium annuities ranged from 3.25% to 12.75%, with a weighted average of 8.37%. The rate of interest credited in 1994 on CIGNA's GICs ranged from 5.60% to 12.10%, with a weighted average rate of 8.63%. CIGNA's GICs and single premium annuities generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to the Company's liquidity and capital resources.

     Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to policyholders through credited interest and termination provisions.

     Credited interest rates on experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by the Company from time to time. Credited interest rates reflect investment income and realized gains and losses. Credited interest rates for 1994 ranged from 5.00% to 9.50%, with a weighted average rate of 6.42%.

     The termination provisions of $4.2 billion, or 100%, of the Company's liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $3.6 billion, or 37%, of the Company's liability for experience-rated defined contribution contracts supported by the General Account, provide the policyholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments. Under the market value method, the Company approximates the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate assumed is based on current market interest rates. Under the installment method, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula derived to pass investment gains and losses (reflecting non-accruals and impairments) through to policyholders. Withdrawals under the installment method have not been material to the Company.

     The termination provisions of $6.1 billion, or 63%, of the Company's liability for experience-rated defined contribution contracts supported by the General Account contain a book value mechanism for withdrawal at policyholder termination. Under certain circumstances, payout of book value is subject to deferral and the rate of interest credited may be reduced for the recovery of investment losses (including non-accruals and impairments).

     The Separate Accounts allow customers the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, mutual funds and short-term securities. Approximately $8.4 billion, or 65%, of the assets in the Separate Accounts support experience-rated contracts under which the risks and benefits of investment performance generally accrue to the customers.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 1994 and 1993, the amount of minimum benefit guarantees under these contracts was $4.5 billion and $4.9 billion, respectively. Reserves in addition to the Separate Account liabilities are established when CIGNA believes a payment will be required under one of these guarantees. As of December 31, 1993, reserves of $6 million had been established to provide for the cost of interest guarantees. No additional reserves were required during 1994. For additional information, see Note 17 to CIGNA's 1994 Financial Statements.

     CIGNA monitors contract termination experience on an ongoing basis. Of those assets subject to withdrawal, persistency for 1994 was 93%, compared with 94% and 93% in 1993 and 1992, respectively.

                                  Distribution

     CIGNA's retirement products and services are distributed primarily through CG Life salaried group pension representatives both directly and through career agents, independent insurance agents and brokers, pension plan consultants, investment advisors and other service providers. As of December 31, 1994, CG Life had a field organization consisting of 63 pension sales representatives and 161 service consultants and administrative personnel located in offices across the United States.

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

                                  Competition

     The pension marketplace is highly competitive. CIGNA's competitors include other insurance companies, banks, mutual funds, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance and insurer financial strength as indicated by ratings issued by nationally recognized agencies. Business growth, as measured by assets under management, is expected to continue to be constrained by withdrawals and lower deposits resulting from decisions by pension plan sponsors to diversify assets and fund management.

     The largest single pension manager holds less than a 5% market share, as measured by assets under management. According to a survey published in "Pensions & Investments," CIGNA ranked 5th among insurers, and 13th among pension managers overall, in terms of pension and employee retirement savings plan assets under management.

E. Individual Financial Services

                                    General

     CIGNA's Individual Financial Services businesses market a broad range of insurance and investment products and services to individuals and corporations. They also assume reinsurance of certain risks under policies written by other insurance companies.

     The following table sets forth the net earned premiums and fees and deposits for this segment.

                                                                       YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                      1994       1993       1992
                                                                     ------     ------     ------
                                                                            (IN MILLIONS)
        Premiums and Fees:
          Life...................................................    $  568     $  513     $  392
          Health.................................................        55         55         57
          Reinsurance............................................       201        246        261
                                                                     ------     ------     ------
            Total premiums and fees..............................    $  824     $  814     $  710
                                                                     ======     ======     ======
        Deposits, primarily for universal life products and
          annuities..............................................    $3,208     $2,506     $1,040
                                                                     ======     ======     ======

     The following table provides data on sales of new policies and additions to existing policies, terminations and life insurance in force for this segment, including assumed reinsurance, and reinsurance ceded to other companies.

                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                 1994         1993         1992
                                                               --------     --------     --------
                                                               (DOLLAR AMOUNTS IN MILLIONS EXCEPT
                                                                 AVERAGE SIZE POLICY IN FORCE)
        In force, beginning of the year....................    $ 81,273     $ 60,749     $ 56,510
                                                               --------     --------     --------
          Sales and Additions(1):
            Permanent......................................      15,248       23,551        7,055
            Term...........................................       4,291        3,857        4,279
                                                               --------     --------     --------
          Total............................................      19,539       27,408       11,334
                                                               --------     --------     --------
          Less Terminations:
            Surrenders and conversions.....................       2,068        1,813        2,139
            Lapses.........................................       3,352        2,549        2,921
            Other..........................................       2,065        2,522        2,035
                                                               --------     --------     --------
          Total............................................       7,485        6,884        7,095
                                                               --------     --------     --------
        In force, end of the year:
          Permanent........................................      73,028       61,210       40,623
          Term.............................................      20,299       20,063       20,126
                                                               --------     --------     --------
            Total..........................................    $ 93,327     $ 81,273     $ 60,749
                                                               =========    =========    =========
        Reinsurance ceded included above...................    $ 17,147     $ 10,700     $  9,971
                                                               =========    =========    =========
        Number of policies in force:
          Participating....................................     113,382       79,042       29,813
          Non-participating................................     404,045      410,633      414,389
                                                               --------     --------     --------
            Total..........................................     517,427      489,675      444,202
                                                               =========    =========    =========
        Average size policy in force:

        By type:
          Participating....................................    $256,491     $243,239     $ 77,797
                                                               =========    =========    =========
          Non-participating................................    $159,007     $151,101     $141,003
                                                               =========    =========    =========

        By division:
          CIGNA Individual Insurance.......................    $195,636     $178,639     $141,987
                                                               =========    =========    =========
          CIGNA Reinsurance: Life, Accident, Health........    $130,907     $132,748     $124,213
                                                               =========    =========    =========
          Individual Financial Services segment............    $180,368     $165,974     $136,879
                                                               =========    =========    =========

---------------

(1) For 1994 and 1993, $10 billion and $17 billion of sales and additions, respectively, were participating, with the remainder non-participating. For 1992, substantially all sales and additions were non-participating.

     As of December 31, 1994, total life insurance in force for this segment included assumed reinsurance of approximately $18.2 billion, compared with $17.1 billion as of December 31, 1993 and $16.6 billion as of December 31, 1992. In 1994, assumed reinsurance (included in sales and additions) totaled $3.9 billion, compared with $3.6 billion and $4.3 billion in 1993 and 1992, respectively.

Individual Products

     CIGNA's individual insurance products include term and permanent life insurance, annuities and disability insurance. Term life insurance provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Permanent life insurance, offered on a participating or non-participating basis, provides coverage that does not expire after a term of years and builds a cash value that equals the full policy amount if the insured is alive on the policy maturity date. In participating insurance, policyholders directly participate in policy earnings through dividends. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in the policyholder's future premium payments.

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

     CIGNA offers both fixed and variable annuity products. Fixed annuities accumulate value at a fixed rate of interest on the invested payments. Variable annuities accumulate value at levels determined by the contractholder's allocation of payments among a portfolio of mutual funds and fixed rate accounts and the underlying investment performance of the selected funds (less applicable expense and contract charges). Annuity sales continue to grow; sales totaled $660 million in 1994 and $150 million in 1993. Full year 1995 annuity sales are expected to significantly exceed 1994 levels. CIGNA also markets a number of individual investment products (including mutual funds) and fee-based financial planning services.

     Principal markets for life insurance products and services sold to individuals are affluent executives, professionals and small business owners (typically with income above $100,000 and net worth of $1.5 million or more). Annuities are generally marketed to upper-middle to affluent customers of banks and stock brokerage firms.

     Individual insurance products are also sold to corporations to provide coverage on the lives of certain of their employees. Principal markets for corporate-owned life insurance ("COLI") are Fortune 1000 companies. The COLI market and sales volume for COLI products tend to be volatile. During 1994 and 1993, the face amount of new sales (as shown in the preceding table) includes COLI universal life business issued on a participating basis of approximately $10 billion and $17 billion, respectively. Changes in permanent sales and in force, reinsurance ceded, and the number and average size of participating policies are primarily attributable to COLI. 1993 was the first year CIGNA issued COLI universal life on a participating basis.

     As of December 31, 1994 and 1993, approximately 63% and 70%, respectively, of CIGNA's individual life insurance in force was non-participating permanent, which includes interest-sensitive products such as universal life. This change in business mix resulted from the sale of participating COLI mentioned above.

     Interest credited on whole life products is equal to or above a minimum guaranteed rate. For interest-sensitive products, credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where credited interest exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on interest-sensitive products for 1994 ranged from 4.1% to 8.3%.

     Interest rates for policy loans on individual life insurance products are defined in the contract and are either variable or fixed. Variable interest rates are tied to an external index and may be subject to a specified minimum rate. The interest rates charged to the policyholder on borrowed funds ("loan rates") are generally greater than the interest rates credited to the policyholder on those funds, and such loan rates and the related credited interest rates tend to move in tandem as interest rates fluctuate. A large portion of the contracts that provide for fixed rates also provide for a relatively constant spread between the policy loan rate and the related credited interest rate.

     Most individual life insurance products have surrender charges to recover policy acquisition costs and to encourage persistency. Persistency for these products was approximately 95% in 1994, 1993 and 1992.

Reinsurance Products

     Reinsurance products sold through this segment include coverages for part or all of the risks under policies written by other insurance companies for group life and health, individual life and health, and special risks, such as personal accident and workers' compensation catastrophe coverages. The principal markets for these products are individual and group life, accident and health insurers; special risk and workers' compensation units of property-casualty insurers; and self-insured employers.

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

                                  Distribution

     As of December 31, 1994, CG Life sold individual insurance products primarily through approximately 725 full-time career agents and through independent agents and brokers. COLI products are sold primarily through brokers. Investment products are sold through the career agents, who are also registered representatives of a CIGNA broker-dealer. Annuities are distributed through stockbrokers and banks as well as through career agents.

     The COLI marketplace is dominated by a limited number of brokers. The volume of business from each of the brokers with whom CIGNA has a relationship tends to fluctuate over time. Approximately 75% of COLI sales in 1994 were placed through one broker, the loss of which might have an adverse effect on new sales of corporate-owned participating universal life insurance.

     Reinsurance products are sold in the United States, Canada, Europe and Latin America through a small sales force and through domestic and foreign intermediaries.

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

     CIGNA maintains a variety of ceded reinsurance agreements with non-affiliated insurers to limit its exposure to large life and health losses and to multiple losses arising out of a single occurrence. Although such reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount of reinsurance ceded, provided that reinsurers meet their obligations.

                                  Competition

     The individual insurance, annuity and investment businesses are highly competitive. No one competitor or small number of competitors dominates. More than 1,000 domestic life insurance companies may offer one or more individual insurance and annuity products, and approximately 40 companies may offer one or more reinsurance products, similar to those offered by CIGNA. In addition, some of CIGNA's individual financial businesses compete with non-insurance organizations, including commercial and savings banks, investment advisory services, investment companies and securities brokers. Competition focuses on product, service, price, distribution method and the financial strength of the insurer as indicated by ratings issued by nationally recognized agencies. CIGNA has benefited competitively from CG Life's financial strength and stability and from the quality of its distribution systems.

     The COLI marketplace is also highly competitive. The Company principally competes with approximately half of the 25 largest domestic life insurance companies that may offer one or more COLI products. Competition in this market focuses primarily on product design, underwriting, price, administrative servicing capabilities and insurer financial strength, as indicated by ratings issued by nationally recognized agencies.

     Based on information published by A.M. Best, CG Life was the 22nd largest U.S. individual life insurer in terms of aggregate individual life insurance in force and the 5th largest in terms of direct premiums.

                                 Other Matters

     CIGNA does not expect AIDS claims, discussed on page 6, to have a significant effect on the results of operations of this segment. Where appropriate, and to the extent permissible under applicable law, CIGNA tests for AIDS antibodies and considers AIDS information in underwriting coverages and setting rates.

     Legislation or regulatory action may be introduced that could change the policyholder tax treatment of certain of the Company's interest-sensitive products and, thus, adversely affect future sales and persistency of such products.

F. Property and Casualty

                         Principal Products and Markets

     CIGNA's property and casualty operations provide insurance for customers in the United States and international markets, primarily Europe, the Pacific region, Latin America and Canada. During 1994, United States and international markets constituted approximately 48% and 52%, respectively, of the total earned premiums and fees for this segment. CIGNA provides insurance coverage under standard risk transfer arrangements and provides coverages and services for customers who wish to increase their levels of risk retention or to self-insure. In the domestic market, principal product lines include workers' compensation, commercial packages, casualty (including commercial automobile and general liability), property, and marine and aviation. In international markets, principal product lines include individual life, accident and health, and commercial property and casualty (primarily fire, general and excess liability, automobile, marine, energy and other specialty lines).

     During 1994, CIGNA substantially withdrew from the domestic and international property and casualty reinsurance business because of continuing losses and the level of capital that would have been required to become sufficiently competitive in that business. Approximately $450 million of premiums and fees were earned from that business in 1994, of which $100 million in premiums will continue to be written on a direct basis through the domestic operation.

     CIGNA continued in 1994 to implement strategic changes in its domestic operations in line with its specialist strategy and to improve operating results. Changes in the mix of business have continued. For example, in the specialty insurance market, CIGNA has discontinued writing insurance for the large domestic airline carriers and in 1993 divested its construction contract surety bond business. In the specialty market, CIGNA is focusing on recreational marine, property coverage placed through mortgage lenders and other programs in which specialist agents and brokers share underwriting and processing expertise with CIGNA. Also, CIGNA has essentially eliminated writing domestic voluntary personal automobile insurance. In the medium-sized risk market, CIGNA is reducing the number of individual risks written, and increasing production of group business, such as through affinity groups, associations and national broker blocks of business. In addition, CIGNA is focusing its writings of workers' compensation business that involves standard risk transfer in states with regulatory climates in which the Company believes it can operate profitably. In the large-risk market, CIGNA continues to emphasize sales of petroleum, technical and general property coverages to large insureds as well as sales of complex, loss-sensitive casualty coverages to customers choosing to increase their risk retention.

     Management of runoff lines of business in the Property and Casualty segment and of asbestos-related, environmental pollution and other long-term exposure claims is being consolidated in an effort to increase its efficiency.

     CIGNA generally attempts to protect itself from economic loss arising from foreign exchange exposure in its international operations by maintaining invested assets abroad that are currency matched in support of its foreign obligations. For information on the effect of foreign exchange exposure on CIGNA, see Notes 1(Q) and 13 to CIGNA's 1994 Financial Statements.

     CIGNA's domestic subsidiaries are members of, or participate in, various voluntary associations and syndicates that facilitate the underwriting of large or highly concentrated risks. The associations distribute the risks assumed among the members, provide specialized inspection and engineering services and may use special forms of coverage to control overall exposures.

     Regulatory authorities also require the participation of CIGNA's domestic subsidiaries in various joint underwriting authorities, pools and other arrangements created to provide insurance coverage to the residual market, including workers' compensation pools that have historically been unprofitable and represent a cost of conducting business in certain jurisdictions. In recent years CIGNA has attempted to minimize the adverse financial effect of such pools through pricing actions.

     The Company routinely provides property coverages that involve insuring large risks such as office buildings. Any major catastrophe, with or without giving effect to reinsurance, could have a material adverse effect on CIGNA's results of operations. However, because the Company, through its normal risk assessment and accumulation processes monitors writings to avoid significant concentrations, it is not likely that such adverse effect would be material to the Company's liquidity or financial condition.

     The following table sets forth geographic distribution of GAAP net earned premiums and fees for the products of this segment.

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                             1994               1993               1992
                                                        --------------     --------------     --------------
                                                                    (DOLLAR AMOUNTS IN MILLIONS)
Domestic:
  California........................................    $  372       7%    $  408       8%    $  439       8%
  New Jersey........................................       219       4        252       5        259       4
  Texas.............................................       208       4        233       5        292       5
  New York..........................................       207       4        287       6        383       7
  Florida...........................................       128       3        154       3        184       3
  Pennsylvania......................................       122       3        205       4        214       4
  Illinois..........................................       100       2        115       2        145       2
  Massachusetts.....................................        99       2        122       2        160       3
  All other.........................................       982      19      1,088      21      1,336      23
                                                        ------     ---     ------     ---     ------     ---
    Total Domestic..................................    $2,437      48%    $2,864      56%    $3,412      59%
                                                        ------     ---     ------     ---     ------     ---
International:
  Japan.............................................       989      20        810      16        650      11
  United Kingdom....................................       468       9        412       8        482       8
  Belgium...........................................       128       3        169       3        196       4
  France............................................       109       2        101       2        142       3
  All other.........................................       912      18        780      15        878      15
                                                        ------     ---     ------     ---     ------     ---
    Total International.............................    $2,606      52%    $2,272      44%    $2,348      41%
                                                        ------     ---     ------     ---     ------     ---
    Total...........................................    $5,043     100%    $5,136     100%    $5,760     100%
                                                        ======     ====    ======     ====    ======     ====

---------------

For 1994, 1993 and 1992, earned premiums and fees were substantially the same as written premiums. Premiums and fees for the domestic and international reinsurance business from which CIGNA withdrew late in 1994 are included in the table.

     CIGNA's property and casualty insurance subsidiaries provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses, commissions to agents or brokers, other operating expenses and policyholders' dividends, underwriting profits are realized. The "combined ratio" is a frequently used measure of property and casualty underwriting performance. On a GAAP basis, this ratio is the sum of (i) the ratio of incurred losses and associated loss expenses to earned premiums (the "loss and loss expense ratio"), (ii) the ratio of expenses incurred for sales commissions, premium taxes, administrative and other operating expenses to earned premiums (the "expense ratio") and (iii) the ratio of policyholders' dividends to earned premiums (the "policyholder dividend ratio"), each of these three ratios being expressed as a percentage. The statutory combined ratio differs from the GAAP ratio primarily in that the expense ratio and the policyholder dividend ratio are calculated as a percent of written premiums, rather than earned premiums. When the combined ratio is over 100%, underwriting results are not profitable. The GAAP combined ratios for CIGNA's property and casualty product lines and total property and casualty operations are shown in the table on page 17.

     Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, funds become available for investment by CIGNA. The combined ratio does not reflect investment income from these funds, investment gains and losses, results of non-insurance business, or federal income taxes. Such items, when added to underwriting profits or losses, produce net income or loss. For information concerning investment income, see "Investments and Investment Income -- Property and Casualty Investments" on pages 32 and 33.

     The following tables set forth GAAP net earned premiums and fees, underwriting results, combined ratios and net investment income for this segment.

                                                                           YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                                1994                1993                1992
                                                           ---------------    ----------------    ----------------

                                                                        (DOLLAR AMOUNTS IN MILLIONS)
Premiums and Fees/Percent of Total Premiums and Fees:
  Domestic Lines:
    Workers' compensation................................  $  578     12  %   $   710     14  %   $ 1,045     18  %
    Commercial packages..................................     456      9          611     12          737     13
    Casualty.............................................     455      9          457      9          669     12
    Property.............................................     240      5          243      5          223      4
    Marine and aviation..................................     195      4          181      3          146      3
    Personal automobile..................................     125      2          129      2          126      2
    Homeowners...........................................      86      2          102      2          110      2
    Other................................................      74      1           95      2           72      1
                                                           ------    -----    -------    -----    -------    -----
      Total..............................................   2,209     44        2,528     49        3,128     55
  International (excluding international reinsurance)....   1,469     29        1,293     25        1,403     24
  Reinsurance (including international reinsurance)......     448      9          537     11          601     10
  International life and health..........................     917     18          778     15          628     11
                                                           ------    -----    -------    -----    -------    -----
         Total Premiums and Fees.........................  $5,043    100  %   $ 5,136    100  %   $ 5,760    100  %
                                                           ======    =====    ========   =====    ========   =====

Underwriting Gain (Loss)/Combined Ratios:
  Domestic Lines:
    Workers' compensation................................  $ (103)   117.7%   $  (130)   118.4%   $  (197)   118.8%
    Commercial packages..................................    (196)   143.1       (255)   141.8       (247)   133.5
    Casualty.............................................    (120)   126.5       (266)   157.9        (46)   107.0
    Property.............................................     (60)   124.8       (101)   141.7       (126)   156.7
    Marine and aviation..................................     (16)   108.2        (30)   116.9        (49)   133.8
    Personal automobile..................................     (62)   149.7        (64)   149.9        (76)   159.8
    Homeowners...........................................     (30)   135.2        (14)   113.9        (15)   113.4
    Other................................................     (35)   147.8         (5)   105.0         (6)   108.6
                                                           ------             -------             -------
      Total..............................................    (622)   128.2       (865)   134.2       (762)   124.3
  International (excluding international reinsurance)....      24     98.4        (69)   105.4       (183)   113.0
  Reinsurance (including international reinsurance)......    (114)   125.3       (132)   124.5       (462)   177.0
                                                           ------             -------             -------
  Underwriting loss after policyholder
    dividends-operations.................................    (712)   117.3     (1,066)   124.4     (1,407)   127.4
  Asbestos and environmental losses(1)...................    (275)     6.6       (565)    13.0       (197)     3.9
                                                           ------             -------             -------
         Underwriting Loss/Combined Ratio:
             After Policyholders' Dividends..............  $ (987)   123.9    $(1,631)   137.4    $(1,604)   131.3
                                                           ======             ========            ========
             Before Policyholders' Dividends.............  $ (897)   121.7    $(1,501)   134.4    $(1,615)   131.5
                                                           ======             ========            ========

Net investment income, pre-tax:
  Domestic...............................................  $  470             $   486             $   556
  International..........................................     207                 186                 185
  Reinsurance............................................      79                  81                 101
                                                           ------             -------             -------
      Total..............................................  $  756             $   753             $   842
                                                           ======             ========            ========

---------------
(1) Combined ratio amount represents the effect on GAAP combined ratio.

     While the above table is presented on a GAAP basis, industry results are more readily available on a statutory basis. CIGNA's statutory combined ratio after policyholders' dividends was 121.6 for 1994. CIGNA's results have been adversely affected in recent years by environmental pollution, asbestos-related and other long-term exposure losses. These losses accounted for 7.1 points on the 1994 statutory combined ratio. In addition, the results of CIGNA's domestic operations continue to reflect the competitive pricing environment.

     It is not known to what extent the types of losses reflected in CIGNA's combined ratio are also reflected in the combined ratios of other companies. The average statutory combined ratio for the nine months ended September 30, 1994 for companies that write at least 70% commercial coverage and file data with the

Insurance Services Office was 111.6%. However, caution should be exercised in using these data because it is not possible to compare meaningfully an individual company's combined ratio with an industry average due to numerous variables, including product mix and amounts of fee-for-service business, which differ among companies.

                                  Competition

     The principal competitive factors that affect the property and casualty products of this segment are (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) operating efficiencies; and (v) product differentiation and availability. In the highly competitive environment of the past several years, CIGNA has reduced its premium volume rather than maintain business at inadequate prices, and its share of domestic markets has declined. Competition has intensified due to increased capacity in the insurance market resulting from growing capital supporting the industry.

     Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a factor in the Company's competitive position. The Best downgrade of some of CIGNA's domestic property and casualty subsidiaries to B+ (see page 2 for additional information) could result in lower premiums in certain lines of business, but is not expected to have a material effect on CIGNA's results of operations.

     In its international life insurance operations, CIGNA focuses on those market segments where it can compete effectively based on service levels and product design, and achieve an adequate level of profitability in the long term. It generally does not attempt to compete with large, entrenched local companies.

     In the United States, property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers (who may have an employed agency force) or brokers, or through self-insurance, including the use by corporations of subsidiary captive insurers. Approximately 3,900 companies compete for this business in the United States and no single company or group of affiliated companies is dominant. In 1994 and 1993, CIGNA's domestic property and casualty statutory net written premiums amounted to approximately 0.9% and 1.1%, respectively, of the total market. Internationally, CIGNA competes directly with foreign insurance companies as well as with other U.S.-based companies.

     Based on information published by A.M. Best, CIGNA's domestic property and casualty insurance subsidiaries rank 19th in annual net premiums written. CIGNA is the sixth largest U.S. writer of commercial multi-peril coverages, 13th largest of workers' compensation coverages and 12th largest of commercial auto coverages. Based on revenues, CIGNA's international operations are the second largest U.S.-based provider of international insurance products and services.

                                  Distribution

     In the United States, CIGNA markets its insurance products principally through independent agents and brokers. In the medium-sized risk market, CIGNA has reduced the number of agents through which it markets its products to focus on those producers who historically have provided more profitable business, to better manage the change in business mix described on pages 14 and 15 and to reduce expenses associated with writing the business. In addition, CIGNA has increased the use of brokers in the medium-sized risk market in an effort to increase the amount of group business that is written.

     In the international marketplace, property and casualty coverage is sold primarily through brokers. A network of offices in about 50 jurisdictions provides claims and account services to international customers and brokers. Life, accident and health insurance products are sold in the international marketplace through approximately 7,000 brokers and agents.

                               Ceded Reinsurance

     To protect against losses greater than the amount that it is willing to retain on any one risk or event, CIGNA purchases reinsurance from unaffiliated insurance companies. The Company is not substantially dependent upon any single reinsurer. The Company's largest aggregation of reinsurance recoverables as of

December 31, 1994 and 1993, at approximately 9% for each year, was with syndicates affiliated with Lloyd's of London, with such recoverables spread over more than 100 syndicates. In addition, approximately 40% of CIGNA's reinsurance recoverables as of December 31, 1994 relate to individual reinsurers that carry a very good or higher financial rating from an independent rating agency, and approximately 20% and 10%, respectively, relate to pools and captives, under which CIGNA's assets are generally protected through future industry assessments or by some form of collateral. A large portion of the remaining recoverables are due from reinsurers that meet CIGNA's security standards and selection criteria described in the following paragraph. Although reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount ceded, and thus will be limited to the amount of risk retained, provided that reinsurers meet their obligations.

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

     As of December 31, 1994, approximately 88% of CIGNA's reinsurance recoverable balance relates to unpaid reported claims and incurred but not reported claims, and the remaining 12% relates to paid losses. The timing and collectibility of reinsurance recoverables have not had, and are not expected to have, a material adverse effect on CIGNA's liquidity.

     CIGNA's allowance for unrecoverable reinsurance was $435 million and $405 million at December 31, 1994 and 1993, respectively. Losses for unrecoverable reinsurance were $29 million, $28 million and $89 million for 1994, 1993 and 1992, respectively. Of the loss for 1992, $62 million related to CIGNA's London reinsurance market exposures. Additional losses from unrecoverable reinsurance are likely to affect CIGNA's future results adversely, although the amounts and timing cannot be reasonably estimated. For additional information on reinsurance, including on CIGNA's property catastrophe reinsurance program, see pages 13 through 16 of the MD&A section and Notes 15 and 16 of CIGNA's 1994 Annual Report.

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

     CIGNA continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have grown in the last decade as loss estimates have become increasingly subject to changes in social and legal trends that expand the liability of insureds, establish new liabilities, and reinterpret insurance contracts to provide unanticipated coverage long after the related policies were written. As noted in the discussion below of asbestos-related, environmental pollution and other long-term exposure claims, such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

     In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves.

Prior Year Development

     The adverse pre-tax effects, net of reinsurance, during 1994, 1993 and 1992 on CIGNA's results of operations from insured events of prior years (prior year development) were $538 million, $789 million and $656 million, respectively. Of the prior year loss development during 1994, 57% was attributable to asbestos-related, environmental pollution and other long-term exposure claims, which are discussed below. The remaining prior year development is discussed on pages 14 through 16 of the MD&A section of CIGNA's 1994 Annual Report.

  Asbestos-related, Environmental Pollution and Other Long-term Exposure Claims

     CIGNA continues to receive claims related to asbestos, environmental pollution and other long-term exposure claims asserting a right to recovery under insurance policies issued by the Company.

     Liabilities for these claims cannot be estimated using standard actuarial methods because developed case law and adequate claim history do not exist for such claims. In addition, these claims differ from almost all others in that it is generally not clear that an insured loss has occurred and which, if any, of multiple policy years and insurers may be liable. These uncertainties prevent identification of applicable policies and policy limits until after a claim is reported to the Company and substantial time is spent (many years in some cases) resolving contract issues and determining facts necessary to evaluate the claim.

     Estimating liabilities and recoveries for claims that will be asserted under assumed and ceded reinsurance policies is also subject to uncertainties similar to those affecting claims under direct policies. CIGNA expects its ceded reinsurance arrangements to continue to provide recoveries for future asbestos-related and environmental pollution losses. However, the extent of future recoveries will depend on future gross loss experience and the particular reinsurance arrangements to which future losses relate.

     Under current law, CIGNA expects these types of claims will continue to be reported for the foreseeable future. The claims to be paid, if any, and timing of any such payments depend on resolution of the uncertainties associated with them, and are expected to extend over several decades.

     For the reasons discussed above and further elaborated on below, CIGNA expects that its future results will continue to be adversely affected by losses and legal expenses for these types of claims. Because of the significant uncertainties involved, and the likelihood that they will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses and, therefore, is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

     The American Academy of Actuaries has initiated a project to develop standards for estimating currently unquantifiable liabilities. The project may examine unreported claims for asbestos-related, environmental pollution and certain other long-term exposures. In addition, various industry-related parties are attempting to develop methods to estimate pollution liabilities, including estimates based on a market share analysis. CIGNA is evaluating these methods to determine if they could be used in establishing reasonable estimates of reserves for unreported claims for asbestos-related, environmental pollution or other long-term exposures. The outcome and effect, if any, of these initiatives on CIGNA are not determinable at this time.

  Asbestos-related Claims

     Since 1985, CIGNA has carried reserves related to certain insurance policies issued for certain major asbestos manufacturers ("targets"), under which CIGNA expects to pay the limits of liability in most cases. These reserves (which include amounts for unreported claims) are generally equal to the policy limits of liability, minus payments made to date, plus an estimate of the associated future legal expenses. In 1994, after a review based on additional information, CIGNA concluded that the limits of liability of certain policies may not be fully paid for asbestos-related claims. Also, over time, based on available data, CIGNA has changed, and in the future may change, its assumptions regarding legal expenses, the effect of asbestos-in-building cases and recoveries from other insurers and reinsurers. In 1994, CIGNA adjusted its reserves carried for the targets to reflect both the review and its changed assumptions, which resulted in a net increase of $18 million. Future changes in assumptions could result in additional changes in the level of reserves carried for the targets.

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

     In addition to bodily injury cases, damage suits have been brought seeking reimbursement for the diminution in value of buildings containing asbestos materials and for the expense of removing and replacing asbestos insulation material and other building components made of asbestos. The Company and the insurance industry generally dispute that coverage applies to these asbestos-in-building claims. The financial effect of these claims on CIGNA's future results of operations is not expected to be significant.

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

     The majority of CIGNA's losses and legal expenses for asbestos-related claims arise from its domestic property and casualty operations. As of December 31, 1994, 1993 and 1992, respectively, approximately 1,175, 1,200 (including 140 previously not counted) and 950 policyholders had asbestos-related claims outstanding with the domestic operations. The number of policyholders with claims pending decreased during 1994. In 1994, CIGNA reached settlement agreements that extinguished its liability for all asbestos-related claims from several policyholders. CIGNA continues to litigate certain asbestos-related coverage issues, with 37 lawsuits pending as of December 31, 1994, compared with 35 pending as of December 31, 1993.

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

     CIGNA establishes case reserves for reported asbestos-related claims as information permits, including for future legal and associated expenses for such reported claims. However, except for claims under the target manufacturers' policies discussed above, CIGNA does not establish reserves for unreported claims or for legal and associated expenses related to unreported claims because of the uncertainties described above.

     Reserve changes for asbestos-related claims before ("Gross") and after ("Net") the effects of reinsurance for the periods indicated are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                              1994               1993               1992
                                                         --------------     --------------     --------------
                                                         GROSS     NET      GROSS     NET      GROSS     NET
                                                         -----     ----     -----     ----     -----     ----
                                                                            (IN MILLIONS)
Asbestos Bodily Injury Claims
Beginning reserves.....................................  $ 564     $216     $ 486     $166     $ 442     $168
Plus incurred claims and claim adjustment expenses.....     49       48       186      111       125       61
Less payments for claims and claim adjustment
  expenses.............................................   (113)     (51)     (108)     (61)      (81)     (63)
                                                         -----     ----     -----     ----     -----     ----
Ending reserves........................................  $ 500     $213     $ 564     $216     $ 486     $166
                                                         ======    =====    =====     =====    =====     =====

Asbestos-in-Building Claims
Beginning reserves.....................................  $ 168     $ 97     $  70     $ 47     $  65     $ 40
Plus incurred claims and claim adjustment expenses.....     15       12       117       60        17        8
Less payments for claims and claim adjustment
  expenses.............................................    (89)     (41)      (19)     (10)      (12)      (1)
                                                         -----     ----     -----     ----     -----     ----
Ending reserves........................................  $  94     $ 68     $ 168     $ 97     $  70     $ 47
                                                         ======    =====    =====     =====    =====     =====

     The incurred claims and claim adjustment expenses for 1993 include the establishment of reserves of $106 million ($72 million, net of reinsurance) for future legal and associated expenses for reported claims.

  Environmental Pollution Claims

     The principal federal statute that requires cleanup of environmental damage is the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), passed in 1980. It imposes liability on "Potentially Responsible Parties" ("PRPs"), subjecting them to liability for cleanup costs regardless of fault, time period and relative contribution of pollutants. The tax authority of Superfund expires in 1995, and proposals to change the law's method of allocating responsibility for, or funding, cleanup are expected. Any such changes could affect the liabilities of policyholders and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, CIGNA is not able to determine what effect, if any, such legislation would have on its results of operations, liquidity or financial condition.

     In addition to Superfund, other federal environmental statutes exist, and state environmental statutes are, in some cases, stricter than the federal statutes. In addition to cleanup costs, environmental pollution may give rise to claims for bodily injury and property damage.

     Those identified as potentially responsible for environmental pollution typically assert that their liability is insured. As a result, CIGNA's environmental pollution claims have escalated rapidly since 1985, and a substantial and growing number of legal actions that involve insurers, including CIGNA, have been brought to determine insurance coverage issues.

     CIGNA and other insurers dispute coverage for the environmental liabilities of policyholders. Fundamental legal questions that will ultimately determine whether or not insurers have an obligation to provide coverage are being vigorously litigated, and there is no consistency among the court decisions nationwide on these questions. Additional uncertainty arises because of the varying types and terms of policies, which may or may not provide for the costs of defense or contain a form of pollution exclusion. Pollution exclusions may be absolute or may allow coverage for certain sudden and accidental events.

     The estimation of reserves for reported environmental pollution claims is difficult and likely to change as additional information emerges. Even if coverage issues on a particular claim are ultimately resolved in favor of the policyholder, that result may not be useful in setting reserves on other claims because of complex factual variations between sites, policyholders and policies. For example, at any given Superfund site, the allocation of liability varies greatly, depending on such factors as the amount and relative toxicity of the material contributed, extent of impairment to the environment and ability to pay. A PRP may have no liability, may share responsibility with others or may bear the cost alone. According to the Environmental Protection Agency, the average time period between issuance of initial notice of PRP status and determination of the method and cost of a site cleanup now averages about 10 years. The issues have been resolved for relatively few waste sites.

     The majority of CIGNA's losses and expenses for environmental pollution claims arise from its domestic property and casualty operations. As of December 31, 1994, 1993 and 1992, respectively, the domestic operations had approximately 15,000, 13,300 and 9,200 environmental pollution files outstanding. During 1994, 1993 and 1992, new claim files opened were approximately 2,750, 4,500 (including approximately 1,300 files previously not counted) and 2,500, respectively, and pending claim files dismissed, settled or otherwise resolved were approximately 1,050, 400 and 300, respectively. Recognizing the disputed nature of these claims, files are not closed unless settlement terms are reached, a claim is withdrawn or a court interprets policy language favorably to CIGNA.

     A file represents each policyholder involved at a site, regardless of the number or type of claims asserted against the policyholder or the number or type of insurance policies (primary or excess) under which coverage is asserted. CIGNA disputes coverage for essentially all environmental pollution claims, and is involved in 450 coverage lawsuits as of December 31, 1994, compared with 472 as of December 31, 1993. Accordingly, and because of the many unresolved legal and factual issues described above, liabilities cannot be estimated based on the number of environmental pollution files outstanding.

     CIGNA establishes case reserves for reported environmental pollution claims as information permits, including for future legal and associated expenses for such reported claims. However, CIGNA does not establish reserves for unreported claims or for legal and associated expenses related to unreported claims because of the uncertainties described above.

     Reserve changes for environmental pollution claims before ("Gross") and after ("Net") the effects of reinsurance for the periods indicated are as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                            1994                1993               1992
                                                       ---------------     --------------     --------------
                                                       GROSS      NET      GROSS     NET      GROSS     NET
                                                       -----     -----     -----     ----     -----     ----
                                                                           (IN MILLIONS)
ENVIRONMENTAL POLLUTION CLAIMS
Beginning reserves...................................  $ 593     $ 430     $ 252     $148     $ 192     $ 98
Plus incurred claims and claim adjustment expenses...    280       215       482      394       197      127
Less payments for claims and claim adjustment
  expenses...........................................   (166)     (103)     (141)    (112)     (137)     (77)
                                                       -----     -----     -----     ----     -----     ----
Ending reserves......................................  $ 707     $ 542     $ 593     $430     $ 252     $148
                                                       ======    ======    ======    =====    =====     =====

     Incurred claims and claim adjustment expenses for 1993 include the establishment of reserves of $335 million ($268 million, net of reinsurance) for future legal and associated expenses for reported claims.

     Beginning and ending reserve balances and related incurred expense and payment activity for environmental pollution claims include internal costs to manage environmental pollution claims and disputes with policyholders over insurance coverage issues as well as external litigation-related costs for such disputes. Costs associated with the disputed coverage issues will decline in the future, and eventually end, as the disputes or related issues are resolved. To present reserve changes that more directly relate to indemnity costs and costs to defend policyholders against environmental pollution claims, the following summary excludes internal costs and external litigation-related costs for insurance coverage disputes.

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                             1994               1993               1992
                                                        --------------     --------------     --------------
                                                        GROSS     NET      GROSS     NET      GROSS     NET
                                                        -----     ----     -----     ----     -----     ----
                                                        (IN MILLIONS)
Beginning reserves....................................  $ 444     $285     $ 252     $148     $ 192     $ 98
Plus incurred claims and claim adjustment expenses....    207      142       295      211       162       92
Less payments for claims and claim adjustment
  expenses............................................    (93)     (30)     (103)     (74)     (102)     (42)
                                                        -----     ----     -----     ----     -----     ----
Ending reserves.......................................  $ 558     $397     $ 444     $285     $ 252     $148
                                                        =====     =====    ======    =====    ======    =====

  Other Long-term Exposure Claims

     Other long-term exposure claims typically assert injuries from a substance, such as the drug DES, lead or breast implants, which are manifested over an extended period of time. These claims may involve multiple policies, policyholders and insurers, with uncertainties similar to those affecting asbestos-related claims, in resolving whether, and which, insurers may be liable. In addition, there are questions as to which, if any, injuries or damages are caused by the particular product or substance.

     CIGNA's losses and legal expenses for other long-term exposure claims primarily arise from its domestic property and casualty operations. As of December 31, 1994, 1993 and 1992, respectively, approximately 1,020, 1,000 and 700 policyholders had other long-term exposure claims outstanding with the domestic operations. The 1993 amount includes approximately 250 policyholders previously not counted. CIGNA continues to litigate other long-term exposure coverage disputes, with 42 lawsuits pending as of December 31, 1994, compared with 47 pending as of December 31, 1993.

     CIGNA establishes case reserves for reported long-term exposure claims as information permits, including for future legal and associated expenses for such reported claims. However, CIGNA does not establish reserves for certain classes of unreported claims or for legal and associated expenses related to certain classes of unreported claims because of the uncertainties described above.

     The incurred claims and claim adjustment expenses, net of reinsurance, for other long-term exposures were $31 million, $76 million and $16 million for 1994, 1993 and 1992, respectively. The incurred claims and claim adjustment expenses in 1993 for other long-term exposure claims reflect the establishment of reserves of $35 million, net of reinsurance, for future legal and associated expenses for reported claims.

Reserve Analysis

     A reconciliation of total beginning and ending reserve balances of the Property and Casualty segment for unpaid claims and claim adjustment expenses for the years ended December 31, 1994, 1993 and 1992 is provided in Note 16 to CIGNA's 1994 Annual Report.

     The table on page 26 presents the subsequent development of the estimated year-end property and casualty reserve, net of reinsurance ("net reserve") for the 10 years prior to 1994. The first section of the table shows the estimated net reserve that was recorded at the end of each of the indicated years for all current and prior year unpaid claims and claim adjustment expenses. The second section shows the cumulative percentages of such previously recorded net reserve paid in succeeding years. The third section shows, as a percentage of such net reserve, the re-estimates of the net reserve made in each succeeding year.

     The indicated deficiency as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through 1994. The amounts noted are cumulative; that is, an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency recognized in 1993 relating to losses incurred in 1987 would be included in the indicated deficiency amount for the years 1987 through 1992. Yet, the deficiency would be reflected in operating results in 1993 only.

     Conditions and trends that have affected the reserve development reflected in the table may continue to change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

                                                                       YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                     1984    1985    1986    1987    1988    1989    1990     1991     1992     1993       1994
                                    ------  ------  ------  ------  ------  ------  -------  -------  -------  -------    -------
                                                                    (DOLLAR AMOUNTS IN MILLIONS)
Net reserve for unpaid claims and
 claim adjustment expenses......... $5,715  $7,299  $8,027  $8,784  $9,366  $9,731  $10,126  $110,188 $10,467  $10,550    $10,506
                                    ======= ======= ======= ======= ======= ======= ======== ======== ======== ========   ========
Cumulative percentage of net
 reserve paid through:
   One year later..................   38.3%   30.5%   31.0%   30.3%   31.1%   34.3%    33.7%    33.9%    28.8%    24.6%
   Two years later.................   60.0    51.2    50.2    49.6    52.7    54.2     53.8     53.4     45.6
   Three years later...............   79.3    66.8    65.4    65.7    67.6    69.3     68.5     66.7
   Four years later................   92.7    79.5    78.9    77.0    78.9    80.7     78.9
   Five years later................  104.2    90.4    88.4    84.7    87.9    88.5
   Six years later.................  114.0    99.1    95.2    92.8    94.4
   Seven years later...............  122.9   105.4   102.9    98.5
   Eight years later...............  129.4   112.9   108.4
   Nine years later................  137.8   118.2
   Ten years later.................  143.6
Net reserve (percentage)
 re-estimated as of:
   One year later..................  125.0%  101.7%  103.3%  102.7%  103.0%  103.1%   103.4%   106.4%   107.5%   105.1%
   Two years later.................  127.3   108.8   106.2   105.0   105.9   106.9    107.4    115.5    113.6
   Three years later...............  133.3   111.8   110.0   108.0   109.8   109.7    117.0    122.7
   Four years later................  136.5   116.2   114.9   111.4   112.4   119.7    123.7
   Five years later................  140.5   122.4   118.9   114.1   122.0   125.8
   Six years later.................  147.7   126.7   122.2   124.0   128.0
   Seven years later...............  151.5   130.9   132.7   129.8
   Eight years later...............  157.5   142.1   138.3
   Nine years later................  170.7   148.1
   Ten years later.................  177.9

Net indicated deficiency:           $4,454  $3,508  $3,076  $2,613  $2,624  $2,514  $ 2,396  $ 2,311  $ 1,420  $   538

Gross reserve--December 31.........                                                                   $17,831  $17,654    $16,696
Less: Reinsurance recoverable......                                                                     7,364    7,104      6,190
                                                                                                      -------  -------    -------
Net reserve--December 31...........                                                                   $10,467  $10,550    $10,506
                                                                                                      ======== ========   ========
Gross re-estimated reserve.........                                                                   $19,413  $18,022
Less: Re-estimated reinsurance
 recoverable.......................                                                                     7,526    6,934
                                                                                                      -------  -------
Net re-estimated reserve...........                                                                   $11,887  $11,088
                                                                                                      ======== ========
Gross cumulative deficiency........                                                                   $ 1,582  $   368
                                                                                                      ======== ========

     In 1994, CIGNA performed an actuarial review of certain businesses, including captive insurance companies, that are substantially reinsured. Such review resulted in a reduction in gross loss reserves of approximately $250 million, with a corresponding decrease in reinsurance recoverables. There was no effect on the net indicated deficiency. For additional information about gross loss development, amounts ceded to reinsurers and net loss development, see pages 14 through 16 of the MD&A section of CIGNA's 1994 Annual Report. On a GAAP basis, which is before the effects of reinsurance, CIGNA's 1994 year-end reserves totaled $16.7 billion. For GAAP purposes, CIGNA's reserves are generally carried at the full value of the estimated liabilities. For state regulatory purposes, reserves are reported in accordance with statutory accounting procedures ("SAP"), which is net of the effects of reinsurance, and, on that basis, totaled $9.5 billion.

The following table reconciles, as of year end, liabilities for unpaid claims and claim adjustment expenses determined for state regulatory purposes in accordance with SAP to those determined in accordance with GAAP:

                                                                           1994        1993        1992
                                                                          -------     -------     -------
                                                                                   (IN MILLIONS)
Statutory reserve for unpaid claims and claim adjustment expenses, net
  of reinsurance......................................................    $ 9,514     $ 9,590     $ 9,864
Adjustments:
  Statutory Reinsurance Recoverable...................................      5,764       6,584       7,160
  Discounting of Gross Reserves(1)....................................      1,418       1,480         807
                                                                          -------     -------     -------
GAAP reserve for unpaid claims and claim adjustment expenses..........     16,696      17,654      17,831
Less GAAP Reinsurance Recoverable.....................................      6,190       7,104       7,364
                                                                          -------     -------     -------
GAAP reserve for unpaid claims and claim adjustment expenses,
  net of reinsurance..................................................    $10,506     $10,550     $10,467
                                                                          ========    ========    ========

---------------

(1) Primarily for workers' compensation reserves. For SAP purposes, workers' compensation reserves are discounted at 6%. During 1993, CIGNA expanded the use of discounting for certain statutory loss reserves and modified the assumptions used to discount other reserves, which decreased statutory reserves by $388 million.

            NAIC and Other Property and Casualty Regulatory Matters

     The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules for property and casualty companies. CIGNA's property and casualty subsidiaries were adequately capitalized under the rules as of December 31, 1994. Additional information about the rules and their effect on CIGNA's property and casualty subsidiaries is contained on page 34 of this document, and on page 9 of the MD&A section and in Note 17 of CIGNA's 1994 Annual Report.

     The NAIC calculates annually 12 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. Departure from the benchmark "usual range" on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. For 1994, CIGNA's consolidated domestic property and casualty insurance subsidiaries fell outside the usual ranges for four of the ratios, as discussed below. Management believes that this departure from the usual ranges reflects the unfavorable insurance environment and will not result in any regulatory actions that would have a material adverse effect on the results of operations, liquidity or financial condition of CIGNA.

     The consolidated subsidiaries fell outside the usual ranges for the two year overall operating ratio (119%), the one and two year reserve development to surplus ratios (21% and 65%, respectively) and the liabilities to liquid assets ratio (129%).

     The two year operating ratio measures a company's overall profitability by relating cumulative underwriting losses net of investment income for the current and prior year to premium for that period. A ratio in excess of 100% falls outside the usual range. Significant factors contributing to this result include losses from catastrophes and asbestos and environmental pollution claims as well as a competitive pricing environment. Underwriting losses and steps taken to improve results are discussed on pages 13 and 14 of the MD&A section of the Company's 1994 Annual Report.

     The one and two year reserve development to surplus ratios relate a company's loss reserve development for insured events of prior years for the most recent calendar year to 1993 surplus (for the one year ratio) and for the two most recent calendar years to 1992 surplus (for the two year ratio). A company falls outside the usual ranges if such development exceeds 20% of such surplus. The reasons for the Company's adverse loss development are discussed beginning on page 20 above and on pages 15 and 16 of the MD&A section of the Company's 1994 Annual Report.

     The liabilities to liquid assets ratio measures a company's ability to pay its liabilities with cash, investment assets or receivables. A ratio in excess of 105% falls outside the usual range. As stated above on page 14, CIGNA provides coverages and services for customers who wish to increase their levels of risk retention or to self-insure. The receivables associated with certain of these products (with respect to which the Company typically obtains collateral) are separately classified in the financial statements and are not included in the NAIC definition of liquid assets. The inclusion of the liabilities associated with such products without the related receivables results in the Company falling outside the usual range.

     As a result of property and casualty losses, CIGNA contributed $250 million of capital in 1994 and $150 million in 1993 to enhance the capital base of the domestic property and casualty operations. In 1995, CIGNA committed to contribute $125 million of capital to such operations by the end the year. Additional capital contributions may be needed depending upon the extent of property and casualty losses; however, the amount and timing of any such contributions are not reasonably estimable at this time.

     CIGNA's property and casualty insurance subsidiaries are members of regulated advisory organizations that provide certain statistical, rate-making, policy audit and similar services on a fee basis. In most states, these subsidiaries may use rate filings or loss costs, which are estimated future losses to which an insurer must add a profit and expense load to arrive at a rate, developed by advisory organizations. They also use filings developed by themselves, or combinations of both, thus enabling them to pursue an independent course in certain areas while using advisory organization services in others. The continued operation of advisory organizations and their authority to set advisory rates is the subject of a variety of proposed regulatory restraints and legal challenges.

G.  Investments and Investment Income

     CIGNA's investment operations primarily provide investment management and related services in the United States and certain other countries for CIGNA's corporate and insurance-related assets.

     Assets under management at year-end 1994 totaled $69.9 billion, comprising CIGNA corporate and insurance-related investment assets ("investment assets") of $50.9 billion and advisory portfolios of $19.0 billion. Advisory portfolios included $14.6 billion in Separate Accounts of CIGNA's life insurance subsidiaries. For information about Separate Accounts, see "Employee Retirement and Savings Benefits--Principal Products and Markets" beginning on page 7.

     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; securitized assets, including mortgage-backed securities, collateralized mortgage obligations (CMOs) and other asset-backed securities; and redeemable preferred stocks.

     As of December 31, 1993, CIGNA adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, fixed maturities classified as held to maturity are carried at amortized cost, net of impairments, and those classified as available for sale are carried at fair value, with unrealized appreciation or depreciation included in Shareholders' Equity.

     As of December 31, 1994, fixed maturities classified as available for sale had an aggregate fair value, including policyholder share, that was less than amortized cost by approximately $378 million. Fixed maturities classified as available for sale had an aggregate fair value, including policyholder share, that was greater than amortized cost by approximately $1.76 billion as of December 31, 1993. The decline in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1993.

     The major portfolios under management consist of the combined assets of the Employee Life and Health Benefits, Employee Retirement and Savings Benefits, and Individual Financial Services segments (collectively, "Employee Benefits and Individual Financial portfolios") and the assets of the Property and Casualty segment. CIGNA's investment assets are generally managed to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 1994 comprised the following: property and casualty 36%, fully guaranteed 12%, experience-rated 25%, interest-sensitive 14%, and other life and health 13%.

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

     Fully guaranteed products primarily include GICs, single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 1994, the duration of assets and liabilities for GICs, single premium annuities and settlement annuities was 2 years, 7 years and 11 years, respectively.

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

     Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments, especially in private asset classes, economic conditions and interest rates. For example, cash flows increased in 1993 due to higher principal repayments, primarily from prepayments of mortgage-backed securities, and decreased in 1994 due to a reduction in such principal repayments. Reinvestment of this cash at prevailing interest rates reduced investment income in 1993 and, to a lesser degree, in 1994. Investment results are also affected by asset allocation decisions.

     As noted above, CIGNA generally manages its investment assets to reflect the underlying characteristics of related insurance and contractholder liabilities such as liquidity, currency, yield and duration, which vary among CIGNA's principal product lines. In connection with its investment strategy, CIGNA uses derivative instruments through hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For additional information concerning CIGNA's use of derivatives, see Note 3(F) to the 1994 Financial Statements which are included in its 1994 Annual Report.

     CIGNA routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. Such factors include industry segment considerations for fixed maturity investments, and geographic and property-type considerations for mortgage loan investments.

     CIGNA's fixed maturity investments, including policyholder share, as of December 31, 1994 constituted approximately 52% of the Employee Benefits and Individual Financial portfolios and approximately 88% of the Property and Casualty portfolios, respectively. As of that date, approximately 32% of fixed maturity investments was attributable to experience-rated contracts. CIGNA reduces credit risk for the portfolios as a whole by investing primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the NAIC (for both public and private investments). For information about below investment grade holdings and NAIC and agency ratings, see pages 18 and 19 of the MD&A section of CIGNA's 1994 Annual Report.

     CIGNA's mortgage loan investments, including policyholder share, constituted approximately 25% of the Employee Benefits and Individual Financial portfolios and approximately 3% of the Property and Casualty portfolios as of December 31, 1994. As of that date, approximately 57% of mortgage loan investments was attributable to experience-rated contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of the borrower. Such investments consist primarily of first mortgage loans on commercial properties and are diversified relative to property type, location and borrower. The Company invests in fully completed and substantially leased commercial properties. Virtually all of the Company's mortgage loans are bullet or balloon loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     CIGNA manages properties obtained through foreclosure of mortgage loans ("foreclosure properties") until such properties are sold. The Company's general policy is to sell foreclosure properties after rehabilitating the properties, re-leasing them and managing them for two to four years, although CIGNA may hold certain foreclosure properties for immediate sale if circumstances indicate that to do so is in the best financial interests of the Company or policyholders.

     The adverse financial effect of problem bonds and problem mortgage loans on CIGNA declined substantially in 1994. Economic conditions, including real estate market conditions, have improved. However, additional losses from problem investments are expected to occur for specific investments in the normal course of business, particularly due to continuing weak conditions in certain office building markets. CIGNA does not expect additional non-accruals, write-downs and reserves to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

     See pages 18 through 23 of the MD&A section of CIGNA's 1994 Annual Report and Notes 1, 3, 4 and 18 to CIGNA's 1994 Financial Statements for additional information about CIGNA's investments.

             Employee Benefits and Individual Financial Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Employee Benefits and Individual Financial portfolios and the related net investment income from such investments. Approximately 49% of the investments in the Employee Benefits and Individual Financial portfolios is attributable to experience-rated contracts with policyholders.

                                                                                  AS OF DECEMBER 31,
                                                                             ----------------------------
INVESTMENTS                                                                   1994       1993       1992
-----------                                                                  -------    -------    -------
                                                                                     (IN MILLIONS)
Fixed maturities
  Bonds:
    Finance...............................................................   $ 6,608    $ 7,236    $ 6,161
    Consumer products.....................................................     3,047      2,776      2,608
    Manufacturing.........................................................     2,374      2,332      2,109
    States, municipalities and political subdivisions.....................     1,885      2,026      1,754
    Public utilities......................................................     1,754      1,708      1,548
    Energy................................................................     1,598      1,526      1,397
    Transportation........................................................       948      1,068        911
    U.S. government and government agencies and authorities...............       436        560        450
    Foreign governments(1)................................................       174        151        149
    Other.................................................................       331        299        282
                                                                             -------    -------    -------
         Total bonds......................................................    19,155     19,682     17,369
  Redeemable preferred stocks.............................................        33         26         24
                                                                             -------    -------    -------
         Total fixed maturities...........................................    19,188     19,708     17,393
                                                                             -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous..........................................     1,118      1,110        886
    Public utilities......................................................       122        162        232
    Banks, trust and insurance companies..................................       115        121         76
                                                                             -------    -------    -------
         Total common stocks..............................................     1,355      1,393      1,194
  Non-redeemable preferred stocks.........................................        55         84         54
                                                                             -------    -------    -------
         Total equity securities..........................................     1,410      1,477      1,248
                                                                             -------    -------    -------
Mortgage loans
  Commercial:
    Office buildings......................................................     3,387      3,652      4,245
    Retail facilities.....................................................     3,744      3,483      3,486
    Apartments............................................................     1,022        923        905
    Hotels................................................................       662        711        875
    Industrial............................................................       403        379        380
    Other.................................................................       109        109        114
                                                                             -------    -------    -------
         Total commercial.................................................     9,327      9,257     10,005
  Agricultural............................................................        88        118        171
                                                                             -------    -------    -------
         Total mortgages..................................................     9,415      9,375     10,176
                                                                             -------    -------    -------
Policy loans..............................................................     5,237      3,623      2,062
Real estate...............................................................     1,481      1,539      1,173
Other long-term investments...............................................       137        108         99
Short-term investments....................................................       306        401        497
                                                                             -------    -------    -------
         Total investments................................................   $37,174    $36,231    $32,648
                                                                             ========   ========   ========

---------------

See Note 1 of Notes to Financial Statements beginning on page 27 of CIGNA's 1994 Annual Report for a discussion of the method of valuation of investments. The above amounts do not include Separate Account assets.

(1) Comprises fixed maturities of sovereign foreign governments.

                                                                                YEAR ENDED DECEMBER 31,
                                                                             -----------------------------
                          NET INVESTMENT INCOME                               1994       1993       1992
--------------------------------------------------------------------------   -------    -------    -------
                                                                             (DOLLAR AMOUNTS IN MILLIONS)
Fixed maturities..........................................................   $1,648     $1,610     $1,594
Equity securities.........................................................       55         56         42
Mortgage loans............................................................      820        948        998
Real estate...............................................................      303        244        162
Policy loans..............................................................      365        253        164
Other investments.........................................................       63         69         70
                                                                             -------    -------    -------
         Total............................................................    3,254      3,180      3,030
Less investment expenses..................................................      277        248        176
                                                                             -------    -------    -------
Net investment income, pre-tax............................................   $2,977     $2,932     $2,854
                                                                             ========   ========   ========
Net investment yield(1)...................................................     8.40 %     8.80 %     9.14 %
                                                                             ========   ========   ========

---------------

(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year (excluding the effects of SFAS No. 115), of cash, invested assets and investment income due and accrued, less borrowed money, less net investment income.

                       Property and Casualty Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Property and Casualty segment and the related net investment income from such investments.

                                                                                  AS OF DECEMBER 31,
                                                                             -----------------------------
                               INVESTMENTS                                    1994       1993       1992
--------------------------------------------------------------------------   -------    -------    -------
                                                                                    (IN MILLIONS)
Fixed maturities
  Bonds:
    States, municipalities and political subdivisions.....................   $ 2,204    $ 2,545    $ 2,088
    Finance...............................................................     2,013      1,799      1,469
    Foreign governments(1)................................................     1,757      1,472        218
    U.S. government and government agencies and authorities...............       872      1,083        599
    Public utilities......................................................       751        635        200
    Energy................................................................       590        842        250
    Consumer products.....................................................       463        421        430
    Manufacturing.........................................................       415        409        339
    Transportation........................................................       160         72        136
    Other.................................................................       762        706        620
                                                                             -------    -------    -------
      Total bonds.........................................................     9,987      9,984      6,349
  Redeemable preferred stocks.............................................        11         24         23
                                                                             -------    -------    -------
      Total fixed maturities..............................................     9,998     10,008      6,372
                                                                             -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous..........................................       333        293        877
    Banks, trust and insurance companies..................................        45         57         45
    Public utilities......................................................         3          9        125
                                                                             -------    -------    -------
      Total common stocks.................................................       381        359      1,047
  Non-redeemable preferred stocks.........................................         8          7         11
                                                                             -------    -------    -------
      Total equity securities.............................................       389        366      1,058
                                                                             -------    -------    -------
Other long-term investments, principally mortgages........................       693        643        722
Short-term investments(2).................................................       342        461      2,473
                                                                             -------    -------    -------
      Total investments...................................................   $11,422    $11,478    $10,625
                                                                             ========   ========   ========

------------

(1) Comprises fixed maturities of sovereign foreign governments.

(2) Includes fixed maturities that are carried at market value of approximately $2.1 billion as of December 31, 1992.

                                                                                YEAR ENDED DECEMBER 31,
                                                                              ---------------------------
NET INVESTMENT INCOME                                                          1994       1993       1992
---------------------                                                          -----      -----      -----
                                                                                  (DOLLAR AMOUNTS IN
                                                                                       MILLIONS)
Interest:
    Taxable...............................................................    $ 680      $ 643      $ 712
    Tax-exempt............................................................       77        101        105
                                                                              -----      -----      -----
         Total............................................................      757        744        817
Dividends from stocks.....................................................       12         25         30
Other.....................................................................       46         34         42
                                                                              -----      -----      -----
Total investment income...................................................      815        803        889
Less investment expenses..................................................       59         50         47
                                                                              -----      -----      -----
Net investment income, pre-tax............................................    $ 756      $ 753      $ 842
                                                                              =====      =====      =====
Net investment yield(1)...................................................    6.92%      7.24%      8.39%
                                                                              =====      =====      =====

---------------

(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year (excluding the effects of SFAS No. 115), of cash, invested assets and investment income due and accrued, less borrowed money, less net investment income.

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

                        Other Investments and Operations

     Investment assets for CIGNA's Other Operations include fixed maturities, mortgage loans, real estate and investments maturing in less than two years. These assets support the settlement annuity and non-insurance businesses, and also supported, until January 1994 when they were sold, CIGNA's California personal automobile and homeowners insurance businesses that CIGNA retained from the 1989 sale of the Horace Mann insurance companies. Net investment income for these investments was $212 million for 1994, $217 million for 1993 and $218 million for 1992.

     In addition, CIGNA has non-strategic equity investments in operating businesses, primarily real estate operations.

H. Regulation

     CIGNA's insurance subsidiaries are licensed to do business in, and are subject to regulation and supervision by, the states of the United States, the District of Columbia, certain U.S. territories and various foreign jurisdictions. Although the extent of regulation varies, most jurisdictions have laws and regulations governing rates, solvency, standards of business conduct, and various insurance and investment products. Licensing of insurers and their agents and the approval of policy forms are usually required. The form and content of statutory financial statements and the type and concentration of investments are also regulated. Each insurance subsidiary is required to file periodic financial reports with supervisory agencies in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

     Most states and the District of Columbia require licensed insurance companies to support guaranty associations, which are organized to pay claims on behalf of insolvent insurance companies. These associations levy assessments on member insurers in a particular state to pay such claims on the basis of their proportionate shares of the lines of business of the insolvent insurer. Maximum assessments permitted by law in any one year generally range from 1% to 2% of annual premiums written by each member in a particular state with respect to the categories of business involved, and may be offset against premium taxes payable in some states. The assessments against CIGNA's subsidiaries were $27 million, $28 million and $23 million for 1994, 1993 and 1992, respectively, before giving effect to premium tax offsets. The amounts of future assessments are not expected to have a material adverse effect on CIGNA's financial condition.

     The increase in the number of insurance companies that are impaired or insolvent has prompted state and federal initiatives to enhance solvency regulation. For example, the NAIC has developed model solvency-related laws that it is encouraging states to adopt. In addition, risk-based capital rules have been adopted for life insurance and property and casualty insurance companies that recommend a specified level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer's adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

     Four levels of regulatory attention may be triggered if the ratio of adjusted surplus to risk-based capital (the "RBC ratio") is insufficient. If a property and casualty ("P&C") insurance company's RBC ratio is between 60% and 80% (75% and 100% for life insurance ("Life") companies), the "company action level," the company must submit a plan to the regulator detailing corrective action it proposes to undertake. If a P&C company's RBC ratio is between 40% and 60% (50% and 75% for Life companies), the "regulatory action level," the company must also submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period. If a P&C company's RBC ratio is between 28% and 40% (35% and 50% for Life companies), the "authorized control level," the regulatory response is the same as at the "regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer. If the RBC ratio for a P&C company is less than 28% (35% for Life companies), the "mandatory control level," the regulator must rehabilitate or liquidate the insurer. As of December 31, 1994, CIGNA's life insurance and property and casualty insurance subsidiaries were adequately capitalized under the risk-based capital rules. See page 9 of the MD&A section of CIGNA's 1994 Annual Report for additional information.

     Also, the NAIC is addressing risk-based capital guidelines for HMOs and is considering the adoption of a proposal that would limit the types and amounts of investment assets that can be held by an insurance company.

     In the past, federal oversight of insurer solvency has also been proposed. Among proposals that have been discussed are optional federal chartering, which would preempt most state insurance regulations; minimum federal solvency standards, which would be supervised by the states; federal licensing of all reinsurers; and establishment of a national guaranty fund.

     Recent state and federal regulatory scrutiny of life insurers' sales and advertising practices, including the adequacy of disclosure regarding products and their future performance, may result in increased regulations in this area.

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

     Both national and state proposals to reform health care are expected in 1995. Such proposals are discussed on page 6.

     CIGNA's HMOs are subject to regulation and supervision by various government agencies in the states in which they do business. The extent of regulation varies, but most jurisdictions regulate licensing, solvency, contracts and rates. Regulation of these entities may also include standards for quality assurance, minimum levels of benefits that must be offered and requirements for availability and continuity of care. A few states require HMOs to participate in guaranty funds, and several state legislatures have recently considered insolvency and guaranty fund legislation, a trend that is expected to continue. Many of CIGNA's HMOs are also federally qualified and subject to regulation as to benefits, solvency and rates under the federal HMO Act. CIGNA's mental health and substance abuse clinics are licensed by the states in which they operate for quality of treatment.

     Regulatory concerns with insurance risk selection have increased significantly in recent years. Legislative, regulatory and judicial activity also continues regarding the use of gender in determining insurance benefits and rates, and some states have imposed restrictions on the use of underwriting criteria related to AIDS. Also, various interpretations under the recently enacted Americans with Disabilities Act may affect the provision of insurance benefits under certain types of policies.

     Property and casualty insurers are required to participate in assigned risk plans, joint underwriting authorities, pools and other residual market mechanisms to write coverages on risks not acceptable under normal underwriting standards. In addition, states have responded to concerns about the availability and affordability of commercial casualty insurance by proposing or adopting legislation, regulations or positions to, among other things, limit rate increases, require rate reductions or refunds, restrict nonrenewal and cancellation with respect to commercial lines coverages or require the refunding of "excess" profits, and by expanding regulatory examination of the appropriateness of rates, non-renewals and cancellations.

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

     Federal initiatives can have an impact on the insurance business in a variety of ways. In addition to proposals discussed above related to Superfund, health care reform and federal oversight of insurer solvency, current and proposed federal measures that may significantly affect the insurance business include: (a) pension and other employee benefit regulation; (b) Social Security legislation; (c) financial services regulation; (d) amendment to the antitrust exemption provided for the business of insurance by the McCarran-Ferguson Act;
(e) tax legislation; (f) the Americans with Disabilities Act; and (g) repeal of the Glass-Steagall Act.

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

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 1994. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents, except as noted on page 13 in connection with sales of certain corporate-owned life insurance products. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 48,300, 50,600 and 52,300 employees as of December 31, 1994, 1993 and 1992, respectively.

Item 2. PROPERTIES

     CIGNA's headquarters are located in approximately 90,240 total square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Property & Casualty, CIGNA Group Insurance: Life, Accident, Disability, and CIGNA International are located in a leased building of approximately 1.25 million total square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare, CIGNA Individual Insurance, CIGNA Reinsurance: Life, Accident, Health and CIGNA Investment Management are located in a complex of buildings owned by CIGNA, aggregating approximately 1.15 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA's Retirement & Investment Services operations are located in approximately 230,000 total square feet of leased office space at Metro Center One, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 1(H) and 14 to CIGNA's 1994 Consolidated Financial Statements on pages 28 and 41, respectively, of CIGNA's 1994 Annual Report. This paragraph does not include information on investment properties.

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

Item 3. LEGAL PROCEEDINGS

     CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against it by its policyholders or other insurers.

     During 1988, a number of state attorneys general and private plaintiffs filed lawsuits against a number of insurance companies and others, including CIGNA, alleging violations of federal and state antitrust laws. One of the lawsuits, filed in Texas, was settled in March 1991 for an insignificant amount. All of the remaining lawsuits were dismissed by the trial court in 1989. The United States Court of Appeals reversed the trial court and the United States Supreme Court reversed in part and modified in part the ruling of the Court of Appeals and remanded the cases to the Court of Appeals for further proceedings in accordance with its opinion. The Supreme Court ruled that the insurance companies did not forfeit their McCarran-Ferguson protection when they acted with reinsurers to produce acceptable policy terms and defined the boycott exception to the McCarran-Ferguson exemption in a manner favorable to the insurance industry. The cases were remanded to the trial court for further proceedings. Subject to final approval by the trial court, an agreement in principle to settle these cases has been reached. CIGNA's portion of the settlement is not material to its results of operations.

     While the outcome of all litigation involving CIGNA, including insurance-related litigation, cannot be determined, litigation (other than that related to asbestos, environmental pollution and other long-term exposure claims, which is discussed below) is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. Also, reinsurance recoveries related to claims in litigation, net of allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to results of operations, liquidity or financial condition.

     CIGNA is involved in lawsuits regarding policy coverage and judicial interpretation of legal liability for asbestos-related, environmental pollution and other long-term exposure claims. As discussed beginning on page 20, reserving for these claims is subject to significant uncertainties, such as lack of developed case law or adequate claim history. Future results of the Company are expected to continue to be affected adversely by losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses and, therefore is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 47 and under the caption "Stock Listing" on the inside back cover of CIGNA's 1994 Annual Report is incorporated by reference, as is the information from Note 7 to CIGNA's Consolidated Financial Statements on pages 35 and 36 and the number of shareholders of record as of December 31, 1994 under the caption "Highlights" on page 1 of CIGNA's 1994 Annual Report.

Item 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page 1 of CIGNA's 1994 Annual Report is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 8 through 23 of CIGNA's 1994 Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 24 through 45 and the report of its independent accountants on page 46 of CIGNA's 1994 Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 47.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

     The information under the captions "Nominees for Election" and "Incumbent Directors to Continue in Office" on pages 5 through 7 of CIGNA's proxy statement dated March 20, 1995 are incorporated by reference.

B. Executive Officers of the Registrant

     Reference is made below to CG Life, which is an indirect subsidiary of CIGNA. All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed.

LAWRENCE P. ENGLISH, 54, President of CIGNA HealthCare since March 1992; President of CIGNA's Individual Financial Services Division from April 1986 until March 1992; and President of CG Life from January 1991 until February 1992.

H. EDWARD HANWAY, 43, President of CIGNA International since March 1994; and President of CIGNA International: Property & Casualty from February 1989 until March 1994.

GERALD A. ISOM, 56, President of CIGNA Property and Casualty since March 1993; Group Vice President of Transamerica Corporation from 1990 until March 1993; and Chief Executive Officer and President of Transamerica Insurance Group from January 1985 until March 1993. Transamerica Insurance Group is a major provider of property and casualty insurance products.

THOMAS C. JONES, 48, President of CIGNA Individual Insurance beginning February 1995; President of CIGNA Reinsurance Property & Casualty from March 1994 until February 1995; President of CG Life beginning March 1995; Executive Vice President, Chief Administrative Officer and member of the Boards of Directors of NAC Re Corporation and NAC Reinsurance Corporation from November 1985 until January 1994; and Chief Operating Officer of NAC Re Corporation and NAC Reinsurance Corporation from June 1993 and September 1990, respectively, until January 1994. NAC Re Corporation is the parent corporation of NAC Reinsurance Corporation, a major provider of property and casualty reinsurance products.

JOHN K. LEONARD, 46, President of CIGNA Group Insurance: Life, Accident, Disability since March 1992; and Senior Vice President of CIGNA from March 1989 until March 1992, with responsibility for Corporate Marketing and Strategy.

DONALD M. LEVINSON, 49, Executive Vice President of CIGNA since March 1988, with responsibility for Human Resources and Services.

FRANCINE M. NEWMAN, 50, President of CIGNA Reinsurance: Life, Accident, Health since July 1984.

BYRON D. OLIVER, 52, President of CIGNA Retirement & Investment Services since February 1988.

ARTHUR C. REEDS, III, 50, President of CIGNA Investment Management since March 1992; and Managing Director and Head of Portfolio Management, CIGNA's Investment Division, from May 1986 until March 1992.

JAMES G. STEWART, 52, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

WILSON H. TAYLOR, 51, Chairman of CIGNA since November 1989; and Chief Executive Officer of CIGNA since November 1988 and President of CIGNA since May 1988.

THOMAS J. WAGNER, 55, Executive Vice President and General Counsel of CIGNA since January 1992; Corporate Secretary of CIGNA from January 1988 until April 1992; and Senior Vice President of CIGNA from January 1988 until January 1992.

C. Compliance with Section 16(a) of the Securities Exchange Act

     The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 24 of CIGNA's proxy statement dated March 20, 1995 is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" on pages 16 through 20 and "Compensation of Directors" on pages 8 and 9 of CIGNA's proxy statement dated March 20, 1995 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Ownership of CIGNA Corporation Common Stock by Directors and Executive Officers" on pages 2 and 3 and "Ownership of CIGNA Corporation Common Stock by Certain Beneficial Owners" on page 4 of CIGNA's proxy statement dated March 20, 1995, relating to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" on page 9 of CIGNA's proxy statement dated March 20, 1995 is incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's 1994 Annual
            Report:

            Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1994, 1993 and 1992--page 24.

            Consolidated Balance Sheets as of December 31, 1994 and 1993--page
            25.

            Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992--page 26.

            Notes to Financial Statements--pages 27 through 45.

            Report of Independent Accountants, Price Waterhouse LLP--page 46.

        (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

        (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

     B. During the last quarter of the fiscal year ended December 31, 1994, the registrant filed (1) a Report on Form 8-K dated October 31, 1994 containing a copy of a news release reporting its third quarter 1994 results; and (2) a Report on Form 8-K dated December 21, 1994 regarding revised ratings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 29, 1995

                                                 CIGNA Corporation

                                                 By: /s/  James G. Stewart
                                                     ----------------------------------------
                                                     James G. Stewart
                                                     Executive Vice President and
                                                     Chief Financial Officer
                                                     (PRINCIPAL FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995.

PRINCIPAL EXECUTIVE OFFICER:                     DIRECTORS:*
                                                 Robert P. Bauman
                                                 Evelyn Berezin
Wilson H. Taylor*                                Robert H. Campbell
Chairman, Chief Executive Officer                Alfred C. DeCrane, Jr.
and a Director                                   James F. English, Jr.
                                                 Bernard M. Fox
                                                 Frank S. Jones
                                                 Gerald D. Laubach
                                                 Marilyn W. Lewis
                                                 Paul F. Oreffice
                                                 Charles R. Shoemate
PRINCIPAL ACCOUNTING OFFICER:                    Louis W. Sullivan, M.D.
                                                 Ezra K. Zilkha

/s/  Gary A. Swords
--------------------------------------------
Gary A. Swords
Vice President and Chief Accounting Officer

                                                 *By: /s/  Thomas J. Wagner
                                                      ---------------------------------------
                                                      Thomas J. Wagner
                                                      Attorney-in-Fact

                       CIGNA CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        -----
Report of Independent Accountants on Financial Statement
  Schedules.........................................................     FS-2


SCHEDULES
    I    Summary of Investments--Other Than Investments in Related
           Parties as of December 31, 1994..........................     FS-3
   II    Condensed Financial Information of CIGNA Corporation
           (Registrant).............................................     FS-4
  III    Supplementary Insurance Information........................     FS-8
   IV    Reinsurance................................................    FS-10
    V    Valuation and Qualifying Accounts and Reserves.............    FS-11
   VI    Supplemental Information Concerning Property-Casualty
           Insurance Operations.....................................    FS-12

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's 1994 Annual Report.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of CIGNA Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 13, 1995 appearing on page 46 of the 1994 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     The Company implemented certain new accounting pronouncements as discussed in Note 1 to the consolidated financial statements.

/S/ PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
February 13, 1995

                      CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
      SUMMARY OF INVESTMENTS-- OTHER THAN INVESTMENTS IN RELATED PARTIES
                              DECEMBER 31, 1994
                                (IN MILLIONS)

                                                                                     AMOUNT AT WHICH
                                                                                      SHOWN IN THE
                                                                           FAIR       CONSOLIDATED
                     TYPE OF INVESTMENT                         COST       VALUE      BALANCE SHEET
------------------------------------------------------------   -------    -------    ---------------
Fixed maturities
  Bonds:
     United States government and government agencies and
       authorities..........................................   $ 1,526    $ 1,533        $ 1,533
     States, municipalities and political subdivisions......     4,352      4,358          4,353
     Foreign governments....................................     2,046      1,998          1,999
     Public utilities.......................................     2,744      2,702          2,705
     Convertibles and bonds with warrants attached..........        78         77             77
     All other corporate bonds..............................    20,407     20,085         20,106
  Redeemable preferred stocks...............................        42         44             44
                                                               -------    -------    ---------------
       Total fixed maturities...............................    31,195     30,797         30,817
                                                               -------    -------    ---------------

Equity securities
  Common stocks:
     Industrial, miscellaneous and all other................     1,285      1,451          1,451
     Banks, trust and insurance companies...................       154        161            161
     Public utilities.......................................       134        126            126
  Non-redeemable preferred stocks...........................        78         68             68
                                                               -------    -------    ---------------
       Total equity securities..............................     1,651      1,806          1,806
                                                               -------    -------    ---------------
       Total fixed maturities and equity securities.........    32,846    $32,603
                                                                          =======

Mortgage loans on real estate...............................     9,970                     9,970
Policy loans................................................     5,355                     5,355
Real estate investments (including $892 million of real
  estate acquired in satisfaction of debt)..................     1,747                     1,747
Other long-term investments.................................       371                       371
Short-term investments......................................       853                       853
                                                               -------               ---------------
       Total investments....................................   $51,142                   $50,919
                                                               =======               ============

                       CIGNA CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                              STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                  FOR THE YEAR ENDED DECEMBER
                                                                              31,
                                                                 -----------------------------
                                                                 1994        1993        1992
                                                                 -----       -----       -----
Intercompany income........................................      $   2       $   3       $   2
Other revenue..............................................         --          --           4
                                                                 -----       -----       -----
  Total revenues...........................................          2           3           6
                                                                 -----       -----       -----
Operating expenses:
  Interest.................................................        111         105          90
  Intercompany interest....................................         18          14          18
  Other....................................................          3           1           3
                                                                 -----       -----       -----
     Total operating expenses..............................        132         120         111
                                                                 -----       -----       -----
Loss before income taxes...................................       (130)       (117)       (105)
Income tax benefit.........................................        (34)        (33)        (17)
                                                                 -----       -----       -----
Loss of parent company.....................................        (96)        (84)        (88)
Equity in income of subsidiaries before cumulative
  effect of accounting changes.............................        650         318         425
                                                                 -----       -----       -----
Income before cumulative effect of accounting changes......        554         234         337
Cumulative effect of accounting changes for postemployment
  and postretirement benefits other than pensions, net of
  taxes....................................................         --          --        (530)
Cumulative effect of accounting change for income taxes....         --          --         504
                                                                 -----       -----       -----
Net income.................................................      $ 554       $ 234       $ 311
                                                                 =====       =====       =====

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                                           AS OF DECEMBER 31,
                                                                           -------------------
                                                                            1994         1993
                                                                           ------       ------
Assets:
  Cash and cash equivalents............................................    $    1       $    1
  Investments in subsidiaries..........................................     8,187        8,964
  Other assets.........................................................       202          115
  Goodwill.............................................................        82          124
                                                                           ------       ------
     Total.............................................................    $8,472       $9,204
                                                                           ======       ======
Liabilities:
  Intercompany.........................................................    $  650       $  486
  Short-term debt......................................................       267          348
  Long-term debt.......................................................     1,211        1,100
  Other liabilities....................................................       533          695
                                                                           ------       ------
     Total liabilities.................................................     2,661        2,629
                                                                           ------       ------
Shareholders' Equity:
  Common stock (shares issued, 83).....................................        83           83
  Additional paid-in capital...........................................     2,248        2,222
  Net unrealized appreciation (depreciation) -- fixed maturities.......      (122)         961
  Net unrealized appreciation -- equity securities.....................       141          211
  Net translation of foreign currencies................................       (27)         (74)
  Retained earnings....................................................     4,052        3,717
  Less treasury stock, at cost.........................................      (564)        (545)
                                                                           ------       ------
     Total shareholders' equity........................................     5,811        6,575
                                                                           ------       ------
     Total.............................................................    $8,472       $9,204
                                                                           ======       ======

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                         FOR THE YEAR ENDED
                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                       1994     1993     1992
                                                                       -----    -----    -----
Cash Flows from Operating Activities:
Income before cumulative effect of accounting changes...............   $ 554    $ 234    $ 337
Adjustments to reconcile income before cumulative effect of
  accounting changes to net cash provided by (used in) operating activities:
     Equity in income of subsidiaries...............................    (650)    (318)    (425)
     Dividends received from subsidiaries...........................     523      308      322
     Other liabilities..............................................    (162)     210       38
     Other, net.....................................................     (82)     (22)      10
                                                                       -----    -----    -----
       Net cash provided by operating activities....................     183      412      282
                                                                       -----    -----    -----

Cash Flows from Investing Activities:
Capital contributions to subsidiaries...............................    (158)    (480)     (79)
Proceeds from sale of subsidiaries..................................      --       --        4
Other, net..........................................................      --        1       --
                                                                       -----    -----    -----
       Net cash used in investing activities........................    (158)    (479)     (75)
                                                                       -----    -----    -----

Cash Flows from Financing Activities:
Change in intercompany debt.........................................     164       37      (61)
Net change in commercial paper......................................     (38)     (48)      92
Issuance of long-term debt..........................................     112      327      111
Repayment of debt...................................................     (44)     (36)    (124)
Dividends paid......................................................    (219)    (219)    (218)
                                                                       -----    -----    -----
       Net cash provided by (used in) financing activities..........     (25)      61     (200)
                                                                       -----    -----    -----
Net (decrease) increase in cash and cash equivalents................      --       (6)       7
Cash and cash equivalents, beginning of year........................       1        7       --
                                                                       -----    -----    -----
Cash and cash equivalents, end of year..............................   $   1    $   1    $   7
                                                                       =====    =====    =====

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)

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

         In 1992, CIGNA implemented SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; No. 109, "Accounting for Income Taxes"; and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." These accounting changes were implemented as of January 1, 1992 through cumulative effect adjustments. Prior year financial statements were not restated. The cumulative effect of implementing these accounting standards as of January 1, 1992 resulted in a non-cash after-tax charge to net income of $26 million. In addition, the implementation of these accounting standards decreased 1992 net income by $5 million.

Note 2-- Long-term debt, net of current maturities, consists of CIGNA's 7.4% Notes, due 2003; 7.65% Notes, due 2023; 8% Notes, due 1996; 8.2%
         Convertible Subordinated Debentures, due 2010; 8 1/4% Notes, due 2007; 8.3% Notes due 2023; 8 3/4% Notes, due 2001; 6 3/8% Notes due 2006 and
         Medium-term Notes with interest rates ranging from 5 3/4% to 9 3/4%, and original maturity dates from approximately two to ten years.

         Maturities of long-term debt for each of the next five years are as follows: 1995--$2 million; 1996-- $157 million; 1997--$39 million;
         1998--$82 million; 1999--$23 million.

         In 1994, CIGNA issued $100 million of unsecured 6 3/8% Notes due in 2006 and $12 million of medium-term notes. In 1993, CIGNA issued $100 million of unsecured 7.4% Notes due in 2003, $100 million of unsecured 7.65% Notes due in 2023; $100 million of unsecured 8.3% Notes due in 2023 and $27 million of medium-term notes.

         As of December 31, 1994, CIGNA had approximately $840 million remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

         Interest paid on short- and long-term debt amounted to $109 million, $95 million and $88 million, for 1994, 1993 and 1992, respectively.

Note 3-- CIGNA Corporation files a consolidated U.S. federal income tax return with its domestic subsidiaries. Net income taxes paid in connection with the consolidated return were $477 million, $75 million and $287 million during 1994, 1993 and 1992, respectively.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

                                                          DEFERRED      FUTURE POLICY      UNPAID
                                                           POLICY        BENEFITS AND      CLAIMS
                                                         ACQUISITION    CONTRACTHOLDER    AND CLAIM
                       SEGMENT                              COSTS       DEPOSIT FUNDS     EXPENSES
------------------------------------------------------   -----------    --------------    ---------
Year Ended December 31, 1994:
  Property and Casualty:
     Domestic.........................................     $   218         $     --        $12,373
     International....................................         185            1,755          2,300
     Other, primarily Reinsurance.....................          10              179          2,134
                                                         -----------    --------------    ---------
       Total Property and Casualty....................         413            1,934         16,807
  Employee Life and Health Benefits...................          28            3,909          2,125
  Employee Retirement and Savings Benefits............          71           19,493             --
  Individual Financial Services.......................         616           10,080            213
  All Other...........................................          --            2,138             --
                                                         -----------    --------------    ---------
       Total..........................................     $ 1,128         $ 37,554        $19,145
                                                         ==========     =============     =========
Year Ended December 31, 1993:
  Property and Casualty:
     Domestic.........................................     $   269         $     --        $13,107
     International....................................         167            1,242          2,270
     Other, primarily Reinsurance.....................          10              129          2,370
                                                         -----------    --------------    ---------
       Total Property and Casualty....................         446            1,371         17,747
  Employee Life and Health Benefits...................          28            3,833          2,168
  Employee Retirement and Savings Benefits............          62           20,404             --
  Individual Financial Services.......................         549            7,699            200
  All Other...........................................          --            1,956             29
                                                         -----------    --------------    ---------
       Total..........................................     $ 1,085         $ 35,263        $20,144
                                                         ==========     =============     =========
Year Ended December 31, 1992:
  Property and Casualty:
     Domestic.........................................     $   283         $     --        $12,559
     International....................................         178              809          2,309
     Other, primarily Reinsurance.....................          21              120          2,684
                                                         -----------    --------------    ---------
       Total Property and Casualty....................         482              929         17,552
  Employee Life and Health Benefits...................          27            3,583          1,668
  Employee Retirement and Savings Benefits............          53           19,936             --
  Individual Financial Services.......................         499            5,607            157
  All Other...........................................          --            1,923             35
                                                         -----------    --------------    ---------
       Total..........................................     $ 1,061         $ 31,978        $19,412
                                                         ==========     =============     =========

------------
(1) Amounts presented are shown net of the effects of reinsurance.

(2) The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

                                                                                                    BENEFITS,
                                                                      PREMIUMS         NET         LOSSES AND
                                                         UNEARNED       AND        INVESTMENT      SETTLEMENT
                        SEGMENT                          PREMIUMS     FEES(1)       INCOME(2)      EXPENSES(1)
-----------------------------------------------------    --------     --------     -----------     -----------
Year Ended December 31, 1994:
  Property and Casualty:
     Domestic.........................................    $1,169      $ 2,209        $   470         $ 2,358
     International....................................     1,023        2,386            207           1,613
     Other, primarily Reinsurance.....................       132          448             79             443
                                                         --------     --------     -----------     -----------
       Total Property and Casualty....................     2,324        5,043            756           4,414
  Employee Life and Health Benefits...................       218        7,844            515           5,766
  Employee Retirement and Savings Benefits............        --          201          1,722           1,469
  Individual Financial Services.......................        33          824            741           1,065
  All Other...........................................        --           --            212             212
                                                         --------     --------     -----------     -----------
       Total..........................................    $2,575      $13,912        $ 3,946         $12,926
                                                         =========    =========    ==========      ==========
Year Ended December 31, 1993:
  Property and Casualty:
     Domestic.........................................    $1,403      $ 2,528        $   486         $ 3,017
     International....................................       965        2,071            186           1,446
     Other, primarily Reinsurance.....................       112          537             81             570
                                                         --------     --------     -----------     -----------
       Total Property and Casualty....................     2,480        5,136            753           5,033
  Employee Life and Health Benefits...................       188        7,438            503           5,543
  Employee Retirement and Savings Benefits............        --          296          1,846           1,721
  Individual Financial Services.......................        35          814            583             921
  All Other...........................................         8           28            217             201
                                                         --------     --------     -----------     -----------
       Total..........................................    $2,711      $13,712        $ 3,902         $13,419
                                                         =========    =========    ==========      ==========
Year Ended December 31, 1992:
  Property and Casualty:
     Domestic.........................................    $1,562      $ 3,128        $   556         $ 3,188
     International....................................       747        2,031            185           1,474
     Other, primarily Reinsurance.....................       161          601            101             920
                                                         --------     --------     -----------     -----------
       Total Property and Casualty....................     2,470        5,760            842           5,582
  Employee Life and Health Benefits...................        64        7,174            504           5,553
  Employee Retirement and Savings Benefits............        --          248          1,893           1,738
  Individual Financial Services.......................        51          710            457             775
  All Other...........................................         9           32            218             209
                                                         --------     --------     -----------     -----------
       Total..........................................    $2,594      $13,924        $ 3,914         $13,857
                                                         =========    =========    ==========      ==========


                                                           POLICY          OTHER
                                                         ACQUISITION     OPERATING     PREMIUMS
                        SEGMENT                           EXPENSES       EXPENSES      WRITTEN
-----------------------------------------------------    -----------     ---------     --------
Year Ended December 31, 1994:
  Property and Casualty:
     Domestic.........................................     $   461        $   468       $1,989
     International....................................         500            421        1,496
     Other, primarily Reinsurance.....................         106             77          465
                                                         -----------     ---------     --------
       Total Property and Casualty....................       1,067            966        3,950
  Employee Life and Health Benefits...................          11          2,044           --
  Employee Retirement and Savings Benefits............          17            162           --
  Individual Financial Services.......................          70            292           --
  All Other...........................................           1             31           --
                                                         -----------     ---------     --------
       Total..........................................     $ 1,166        $ 3,495       $3,950
                                                         ==========      ========      =========
Year Ended December 31, 1993:
  Property and Casualty:
     Domestic.........................................     $   524        $   619       $2,388
     International....................................         465            448        1,334
     Other, primarily Reinsurance.....................         124             77          507
                                                         -----------     ---------     --------
       Total Property and Casualty....................       1,113          1,144        4,229
  Employee Life and Health Benefits...................          13          1,985           --
  Employee Retirement and Savings Benefits............          14            153           --
  Individual Financial Services.......................          68            294           --
  All Other...........................................           2             32           28
                                                         -----------     ---------     --------
       Total..........................................     $ 1,210        $ 3,608       $4,257
                                                         ==========      ========      =========
Year Ended December 31, 1992:
  Property and Casualty:
     Domestic.........................................     $   567        $   517       $2,858
     International....................................         491            391        1,377
     Other, primarily Reinsurance.....................         131            (75)         582
                                                         -----------     ---------     --------
       Total Property and Casualty....................       1,189            833        4,817
  Employee Life and Health Benefits...................          15          1,938           --
  Employee Retirement and Savings Benefits............          12            142           --
  Individual Financial Services.......................          61            306           --
  All Other...........................................           3             47           32
                                                         -----------     ---------     --------
       Total..........................................     $ 1,280        $ 3,266       $4,849
                                                         ==========      ========      =========


                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE IV
                                  REINSURANCE
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                                 PERCENTAGE
                                                          CEDED TO      ASSUMED                  OF AMOUNT
                                               GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                               AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                              --------    ---------    ----------    --------    ----------
Year Ended December 31, 1994:
  Life insurance in force...................  $496,373     $33,891      $ 152,334    $614,816       24.8%
                                              ========     =======       ========    ========    ========
  Premiums and fees:
     Life insurance and annuities...........  $  3,107     $   341      $     526    $  3,292       16.0%
     Accident and health insurance..........     6,566         310            646       6,902        9.3
     Property and casualty insurance........     4,591       1,894          1,021       3,718       27.5
                                              --------    ---------    ----------    --------
          Total.............................  $ 14,264     $ 2,545      $   2,193    $ 13,912       15.8%
                                              ========     =======       ========    ========    ========
Year Ended December 31, 1993:
  Life insurance in force...................  $395,042     $26,268      $ 234,892    $603,666       38.9%
                                              ========     =======       ========    ========    ========
  Premiums and fees:
     Life insurance and annuities...........  $  2,378     $   167      $     893    $  3,104       28.8%
     Accident and health insurance..........     5,970         228            835       6,577       12.7
     Property and casualty insurance........     4,780       1,801          1,052       4,031       26.1
                                              --------    ---------    ----------    --------
          Total.............................  $ 13,128     $ 2,196      $   2,780    $ 13,712       20.3%
                                              ========     =======       ========    ========    ========

Year Ended December 31, 1992:
  Life insurance in force...................  $310,592     $25,933      $ 263,726    $548,385       48.1%
                                              ========     =======       ========    ========    ========
  Premiums and fees:
     Life insurance and annuities...........  $  1,697     $    81      $     926    $  2,542       36.4%
     Accident and health insurance..........     5,920         236            901       6,585       13.7
     Property and casualty insurance........     5,878       2,258          1,177       4,797       24.5
                                              --------    ---------    ----------    --------
          Total.............................  $ 13,495     $ 2,575      $   3,004    $ 13,924       21.6%
                                              ========     =======       ========    ========    ========

                               CIGNA CORPORATION

                                   SCHEDULE V
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                              CHARGED       CHARGED
                                                             (CREDITED)   (CREDITED)
                                                BALANCE AT      TO         TO OTHER          OTHER        BALANCE
                                                BEGINNING    COSTS AND     ACCOUNTS       DEDUCTIONS      AT END
                 DESCRIPTION                    OF PERIOD    EXPENSES    --DESCRIBE(1)   --DESCRIBE(2)   OF PERIOD
----------------------------------------------  ----------   ---------   -------------   -------------   ---------
1994:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities............................     $ 11        $  --         $  --           $ (11)        $  --
  Mortgage loans..............................      216            8            24             (69)          179
  Real estate.................................       98            6             6              (6)          104
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes receivable.....      120           62            --             (43)          139
  Reinsurance recoverables....................      405           42            --             (12)          435
DEFERRED TAX ASSET VALUATION ALLOWANCE........       53           (6)           --              --            47

1993:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities............................     $ 29        $ (10)        $  (8)          $  --         $  11
  Mortgage loans..............................      184           62            48             (78)          216
  Real estate.................................       79            8            21             (10)           98
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes receivable.....       90           49            --             (19)          120
  Reinsurance recoverables....................      381           28            --              (4)          405
DEFERRED TAX ASSET VALUATION ALLOWANCE........       82          (29)           --              --            53

1992:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities............................     $ 28        $   1         $  --           $  --         $  29
  Mortgage loans..............................      170           32            51             (69)          184
  Real estate.................................       45            8            29              (3)           79
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes receivable.....      104           17            --             (31)           90
  Reinsurance recoverables....................      311           89            --             (19)          381
DEFERRED TAX ASSET VALUATION ALLOWANCE........       38           44            --              --            82

---------------
(1) Change in valuation reserves attributable to policyholder contracts.

(2) Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE VI
                      SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (IN MILLIONS)

[CAPTION]

------------------------------------------------------------------------------------------------------------
                 COLUMN A                      COLUMN B         COLUMN C           COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------

                                                              RESERVES FOR
                                               DEFERRED       UNPAID CLAIMS        DISCOUNT,
               AFFILIATION                      POLICY          AND CLAIM           IF ANY,
                   WITH                       ACQUISITION      ADJUSTMENT         DEDUCTED IN       UNEARNED
                REGISTRANT                       COSTS          EXPENSES          COLUMN C(1)       PREMIUMS
------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994:
  Consolidated property-casualty
     entities.............................       $ 390           $16,696              $20            $1,851

Year Ended December 31, 1993:
  Consolidated property-casualty
     entities.............................       $ 420           $17,654              $22            $1,980

Year Ended December 31, 1992:
  Consolidated property-casualty
     entities.............................       $ 442           $17,831              $20            $2,139

---------------
(1) Discounts were computed using an annual interest rate of 9%.

(2) Amounts presented are shown net of the effects of reinsurance.

------------------------------------------------------------------------------------------------------------------------------------
         COLUMN A                 COLUMN F        COLUMN G          COLUMN H             COLUMN I         COLUMN J         COLUMN K
------------------------------------------------------------------------------------------------------------------------------------
                                                                CLAIMS AND CLAIM        AMORTIZATION
                                                               ADJUSTMENT EXPENSES       OF DEFERRED     PAID CLAIMS
        AFFILIATION                                 NET        INCURRED RELATED TO:        POLICY         AND CLAIM
           WITH                    EARNED        INVESTMENT     CURRENT      PRIOR          ACQUI-        ADJUSTMENT      PREMIUMS
        REGISTRANT               PREMIUMS(2)       INCOME       YEAR(2)     YEAR(2)      SITION COSTS     EXPENSES(2)     WRITTEN
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994:
  Consolidated property-casualty
     entities.....................    $ 4,126          $650        $3,025        $538          $  966          $ 3,607        $3,950

Year Ended December 31, 1993:
  Consolidated property-casualty
     entities.....................    $ 4,358          $667        $3,464        $789          $1,020          $ 4,170        $4,229

Year Ended December 31, 1992:
  Consolidated property-casualty
     entities.....................    $ 5,132          $780        $4,448        $656          $1,103          $ 4,825        $4,817


                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------
  3.1      Restated Certificate of Incorporation      Filed as Exhibit 3.1 to the
           of the registrant as last amended          registrant's Form 10-K for the
           October 2, 1990                            year-ended December 31, 1993 and
                                                      incorporated herein by reference.
  3.2      By-Laws of the registrant as last          Filed as Exhibit 4.2 to the
           amended and restated December 9, 1991      registrant's Post- Effective Amendment
                                                      No. 1 dated December 19, 1991 to Form
                                                      S-8 Registration Statement No. 33-44371
                                                      and incorporated herein by reference.

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

   Exhibits 10.1 through 10.18 are filed as exhibits pursuant to Item 14(c) of Form 10-K.

 10.1      CIGNA Corporation Stock Plan effective     Filed as Exhibit 10.1 to the
           as of May 1, 1991                          registrant's Form 10-K for the year
                                                      ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.2      Amendment No. 1 dated as of July 28,       Filed as Exhibit 10.2 to the
           1993 to the CIGNA Corporation Stock        registrant's Form 10-K for the year
           Plan                                       ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.3      Amendment No. 2 dated as of February       Filed as Exhibit 10.3 to the
           24, 1994 to the CIGNA Corporation Stock    registrant's Form 10-K for the year
           Plan                                       ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.4      CIGNA Corporation Executive Stock          Filed as Exhibit 10.4 to the
           Incentive Plan, as Amended and Restated    registrant's Form 10-K for the year
           as of March 23, 1988                       ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.5      Amendment No. 1 dated as of September      Filed as Exhibit 10.5 to the
           28, 1988 to the CIGNA Corporation          registrant's Form 10-K for the year
           Executive Stock Incentive Plan             ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.6      Amendment No. 2 dated as of March 27,      Filed as Exhibit 10.6 to the
           1991 to the CIGNA Corporation Executive    registrant's Form 10-K for the year
           Stock Incentive Plan                       ended December 31, 1993 and
                                                      incorporated herein by reference.

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------
 10.7      Description of the CIGNA Corporation       Filed as Exhibit 10.7 to the
           Key Management Annual Incentive Bonus      registrant's Form 10-K for the year
           Plan                                       ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.8      CIGNA Corporation Strategic Performance    Filed as Exhibit 10.8 to the
           Plan, as amended and restated March 25,    registrant's Form 10-K for the year
           1992                                       ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.9      Description of CIGNA Corporation           Filed as Exhibit 10.9 to the
           Financial Services Program                 registrant's Form 10-K for the year
                                                      ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.10     Deferred Compensation Plan of CIGNA        Filed as Exhibit 10.10 to the
           Corporation and Participating              registrant's Form 10-K for the year
           Subsidiaries, as amended and restated      ended December 31, 1993 and
           as of January 1, 1990                      incorporated herein by reference.

 10.11     Deferred Compensation Plan for             Filed as Exhibit 10.11 to the
           Directors of CIGNA Corporation, as         registrant's Form 10-K for the year
           amended and restated as of May 1, 1991     ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.12     Retirement and Consulting Plan for         Filed as Exhibit 10.12 to the
           Directors of CIGNA Corporation, as         registrant's Form 10-K for the year
           amended and restated as of May 29, 1991    ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.13     Agreement dated February 9, 1993           Filed as Exhibit 10.14 to the
           between Gerald A. Isom and the             registrant's Form 10-K for the year
           registrant                                 ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.14     Restricted Stock Plan for Non-Employee     Filed as Exhibit 10.15 to the
           Directors of CIGNA Corporation             registrant's Form 10-K for the year
           effective as of September 30, 1989         ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.15     Description of First Amendment to the      Filed as Exhibit 10.16 to the
           Restricted Stock Plan for Non-Employee     registrant's Form 10-K for the year
           Directors of CIGNA Corporation             ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.16     Description of Stock Compensation Plan     Filed as Exhibit 10.17 to the
           for Non-Employee Directors of CIGNA        registrant's Form 10-K for the year
           Corporation, as amended                    ended December 31, 1993 and
                                                      incorporated herein by reference.

 10.17     CIGNA Supplemental Pension Plan, as        Filed as Exhibit 10.1 to the
           amended and restated as of July 28,        registrant's Form 10-Q for the quarter
           1993                                       ended June 30, 1994 and incorporated
                                                      herein by reference.

 10.18     CIGNA Corporation Severance Benefits       Filed as Exhibit 10.2 to the
           Plan, as amended and restated as of        registrant's Form 10-Q for the quarter
           July 27, 1994                              ended June 30, 1994 and incorporated
                                                      herein by reference.

 11        Computation of Primary and Fully           Filed herewith.
           Diluted Earnings Per Share

 12        Computation of Ratios of Earnings to       Filed herewith.
           Fixed Charges

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------
 13        Portions of registrant's 1994 Annual       Filed herewith.
           Report to Shareholders (Entire Annual
           Report bound in printed versions of
           Form 10-K.)

 21        Subsidiaries of the Registrant             Filed herewith.

 23        Consent of Independent Accountants         Filed herewith.

 24.1      Powers of Attorney                         Filed herewith.

 24.2      Certified Resolutions                      Filed herewith.

 27        Financial Data Schedule (Included only     Filed herewith.
           in the electronic format of Form 10-K.)

 28.1      Reconciliation of Schedule P to Total      Filed herewith.
           Statutory Reserves

 28.2      (P) Schedule P to the Annual Statement     Filed herewith in paper format under
           for the Year 1994 of ICNA and its          cover of Form SE.
           Affiliates


     The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, Pennsylvania 19192-2378.