Form 10-K/A
period 1994-12-31
CIGNA CORP
filed 1995-04-25
CIK 701221

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

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

                      Documents Incorporated By Reference:
                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                    FOR THE PERIOD ENDING DECEMBER 31, 1994

     The undersigned registrant hereby amends ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K of its Annual Report on Form 10-K for the period ending December 31, 1994 for the sole purpose of filing a revised
Exhibit 28.2, Schedule P to the Annual Statement for the Year 1994 of ICNA and its Affiliates.

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto authorized.

Date: April 25, 1995

                                                 CIGNA Corporation

                                                 By: /s/  Carol J. Ward
                                                     ----------------------------------------
                                                     Carol J. Ward
                                                     Corporate Secretary

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
- ------     ---------------------------------------    ---------------------------------------
 28.2      (P) Revised Schedule P to the Annual       Filed herewith in paper format under
           Statement for the Year 1994 of ICNA and    cover of Form SE.
           its Affiliates

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, Pennsylvania 19192-2378.