Form 10-Q
period 1995-03-31
CIGNA CORP
filed 1995-05-15
CIK 701221

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1995
                                                --------------
                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from       to
                                                -----    -----

Commission file number 1-8323
                       ------

                            CIGNA Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                           06-1059331
- --------------------------------         -------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

  ONE LIBERTY PLACE, PHILADELPHIA, PA.        19192-1550
- ----------------------------------------      ----------
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

         As of April 30, 1995, 72,464,521 shares of the issuer's Common Stock were outstanding.

                              CIGNA CORPORATION


                                     INDEX


                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income              1
                  Consolidated Balance Sheets                    2
                  Consolidated Statements of Cash                3
                     Flows
                  Notes to Financial Statements                  4

         Item 2.  Management's Discussion and                    9
                         Analysis of Financial Condition
                         and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                            28

         Item 4.  Submission of Matters to a Vote
                    of Security Holders.                        29

         Item 6.  Exhibits and Reports on Form 8-K.             30

SIGNATURE                                                       31

EXHIBIT INDEX                                                   32

Part I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In millions, except per share amounts)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  1995          1994
=======================================================================================
REVENUES
Premiums and fees                                            $     3,418   $     3,366
Net investment income                                              1,027           992
Other revenues                                                       127           152
Realized investment gains                                            182            21
                                                               ----------   -----------
    Total revenues                                                 4,754         4,531
                                                               ----------   -----------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                           3,197         3,279
Policy acquisition expenses                                          306           286
Other operating expenses                                             849           796
                                                               ----------   -----------
    Total benefits, losses and expenses                            4,352         4,361
                                                               ----------   -----------

INCOME BEFORE INCOME TAXES                                           402           170
                                                               ----------   -----------

Income taxes:
    Current                                                           36            54
    Deferred                                                          76             2
                                                               ----------   -----------
        Total income taxes                                           112            56
                                                               ----------   -----------

NET INCOME                                                           290           114
Dividends declared                                                   (53)          (55)
Retained earnings, beginning of period                             4,052         3,717
- ---------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD                             $     4,289   $     3,776
- --------------------------------------------------------------=========================

EARNINGS PER SHARE INFORMATION:
    Primary                                                  $      4.00   $      1.58
    Fully Diluted                                            $      3.85   $      1.54
- --------------------------------------------------------------=========================

DIVIDENDS DECLARED PER SHARE                                 $      0.76   $      0.76
- --------------------------------------------------------------=========================

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                       AS OF                   AS OF
                                                      MARCH 31,             DECEMBER 31,
                                                        1995                    1994
=========================================================================================
ASSETS
Investments:
   Fixed maturities:
      Available for sale, at fair value
        (amortized cost, $20,337; $18,899)       $        20,488         $        18,521
      Held to maturity, at amortized cost
        (fair value, $12,276; $12,276)                    11,959                  12,296
   Equity securities, at fair value (cost,
     $900; $1,651)                                           975                   1,806
   Mortgage loans                                          9,902                   9,970
   Policy loans                                            5,786                   5,355
   Real estate                                             1,666                   1,747
   Other long-term investments                               495                     371
   Short-term investments                                    985                     853
                                                     ------------            ------------
       Total investments                                  52,256                  50,919
Cash and cash equivalents                                  2,243                   1,693
Accrued investment income                                    920                     835
Premiums, accounts and notes receivable                    4,202                   3,986
Reinsurance recoverables                                   7,497                   7,486
Deferred policy acquisition costs                          1,131                   1,128
Property and equipment, net                                  901                     914
Deferred income taxes, net                                 2,085                   2,264
Other assets                                               1,264                   1,161
Goodwill                                                   1,152                   1,165
Separate account assets                                   15,196                  14,551
- -----------------------------------------------------------------------------------------

        Total                                    $        88,847         $        86,102
- --------------------------------------------------=======================================

LIABILITIES
Contractholder deposit funds                     $        28,112         $        27,000
Unpaid claims and claim expenses                          18,956                  19,246
Future policy benefits                                    11,024                  10,453
Unearned premiums                                          2,498                   2,575
                                                     ------------            ------------
         Total insurance and contractholder
           liabilities                                    60,590                  59,274
Accounts payable, accrued expenses and
  other liabilities                                        5,111                   4,726
Current income taxes                                         179                     156
Short-term debt                                              232                     271
Long-term debt                                             1,426                   1,389
Separate account liabilities                              15,122                  14,475
- -----------------------------------------------------------------------------------------
         Total liabilities                                82,660                  80,291
- -----------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 83)                              83                      83
Additional paid-in capital                                 2,265                   2,248
Net unrealized appreciation (depreciation) -
  fixed maturities                                            91                    (122)
Net unrealized appreciation - equity securities               64                     141
Net translation of foreign currencies                        (30)                    (27)
Retained earnings                                          4,289                   4,052
Less treasury stock, at cost                                (575)                   (564)
- -----------------------------------------------------------------------------------------
         Total shareholders' equity                        6,187                   5,811
- -----------------------------------------------------------------------------------------

         Total                                   $        88,847         $        86,102
- --------------------------------------------------=======================================

SHAREHOLDERS' EQUITY PER SHARE                   $         85.45         $         80.46
- --------------------------------------------------=======================================




The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                1995                    1994
=================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $           290         $           114
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities                                    142                     188
            Reinsurance recoverables                                 (12)                    (13)
            Premiums, accounts and notes receivable                  256                     302
            Accounts payable, accrued expenses,
              other liabilities and current income
              taxes                                                   46                      40
            Deferred income taxes, net                                76                       2
            Realized investment gains                               (182)                    (21)
            Other, net                                              (141)                    (67)
                                                              -----------             -----------
                Net cash provided by operating
                  activities                                         475                     545
                                                              -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - available for sale                      1,531                   1,476
        Fixed maturities - held to maturity                            -                       -
        Equity securities                                            975                     227
        Mortgage loans                                               102                     135
        Other (primarily short-term investments)                   3,261                   4,795
    Investment maturities and repayments:
        Fixed maturities - available for sale                        251                     516
        Fixed maturities - held to maturity                          589                     834
        Mortgage loans                                                57                      48
    Investments purchased:
        Fixed maturities - available for sale                     (3,130)                 (2,204)
        Fixed maturities - held to maturity                         (323)                   (744)
        Equity securities                                            (63)                   (209)
        Mortgage loans                                              (190)                   (186)
        Other (primarily short-term investments)                  (3,874)                 (4,999)
    Other, net                                                       (28)                    (32)
                                                              -----------             -----------
                Net cash used in investing activities               (842)                   (343)
                                                              -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder
      deposit funds                                                2,424                   1,370
    Withdrawals from contractholder deposit funds                 (1,455)                 (1,432)
    Net change in commercial paper                                   (46)                    (41)
    Issuance of long-term debt                                        47                     144
    Repayment of debt                                                  -                     (20)
    Dividends paid                                                   (53)                    (55)
                                                              -----------             -----------
                Net cash provided by (used in)
                  financing activities                               917                     (34)
                                                              -----------             -----------
Effect of foreign currency rate changes on cash                        -                       2
- -------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            550                     170
Cash and cash equivalents, beginning of period                     1,693                   1,211
- -------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                 $         2,243         $         1,381
- -----------------------------------------------------------======================================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                    $            26         $           154
    Interest paid                                        $            42         $            36
- -------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO FINANCIAL STATEMENTS



NOTE 1-BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries (CIGNA). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to conform with the 1995 presentation.

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


NOTE 2-NEW ACCOUNTING PRONOUNCEMENTS

In 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which provides guidance on the accounting and disclosure for impaired loans. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which eliminates the income recognition requirements of SFAS No. 114. In accordance with these standards, a mortgage loan is considered to be impaired when it is probable that CIGNA will be unable to collect all amounts due according to the contractual terms of the loan agreement. CIGNA adopted SFAS Nos. 114 and 118 in the first quarter of 1995, which resulted in an $8 million increase in net income.

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires write-down to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell.
In addition, SFAS No. 121 prohibits depreciation of long-lived assets to be disposed. SFAS No. 121 must be implemented by the first quarter of 1996 with the cumulative effect of implementation for assets being held for disposal reported in net income. CIGNA has not determined the timing or effect of adoption of this standard; however, the effect is not expected to be material.

NOTE 3-INVESTMENTS

REALIZED GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
 (in millions)                                                     1995           1994
- ---------------------------------------------------------------------------------------
 Realized gains (losses):
    Fixed maturities                                                   $7          $16
    Equity securities                                                 153            4
    Mortgage loans                                                      9           --
    Real estate                                                        12           (1)
    Other investments                                                   1            2
                                                                   --------------------
                                                                      182           21
 Income taxes                                                          38            7
- ---------------------------------------------------------------------------------------

 Net realized gains                                                  $144          $14
- -------------------------------------------------------------------====================

FIXED MATURITIES

During the first quarter of 1995 and 1994, proceeds from sales of available-for-sale fixed maturities and equities, including policyholder share, were $2.5 billion and $1.7 billion, respectively. The 1995 sales resulted in gross gains of $180 million and gross losses of $19 million. The 1994 sales resulted in gross gains of $56 million and gross losses of $47 million.

During the first quarter of 1995, $87 million of fixed maturities classified as held to maturity were transferred to the available for sale category, resulting in the recognition in Shareholders' Equity of unrealized depreciation of $5 million, net of taxes, as of March 31, 1995. Such transfers were the result of significant credit deterioration of the issuers of the affected investments. There were no sales of held-to-maturity fixed maturities during the first quarter of 1995 or 1994.

During the first quarter of 1995 and 1994, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder share and deferred income taxes, increased by approximately $213 million and decreased by approximately $490 million, respectively.

MORTGAGE LOANS

As of March 31, 1995, CIGNA's total investment in impaired mortgage loans was $991 million, including $613 million, before valuation reserves totalling $112 million, and $378 million which had no valuation reserves. During the first quarter of 1995, valuation reserves for mortgage loans, including policyholder share, decreased from $179 million as of December 31, 1994 to $112 million as of March 31, 1995. The net decrease for the quarter reflects: (1) a $13 million net decrease in valuation reserves, (2) $16 million of charge-offs, and
(3) $38 million of reserves transferred to real estate for foreclosed mortgage loans that were reclassified to real estate investments.

For the first quarter of 1995, the average recorded investment in impaired mortgage loans (average calculated using impaired mortgage loans, before reserves, as of the beginning and end of the period) was approximately $1.2 billion, and interest income recorded on these loans was approximately $17 million ($12 million was recorded on a cash basis and $5 million was recorded on an accrual basis).

NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
(in thousands)                                                     1995         1994
- ---------------------------------------------------------------------------------------

Weighted average common shares - primary                          72,441        72,199
Weighted average common shares - fully diluted                    76,119        75,826
- ---------------------------------------------------------------------------------------

For purposes of computing fully diluted earnings per share, CIGNA's 8.2% Convertible Subordinated Debentures are considered to have been converted to CIGNA common stock (3.6 million shares as of March 31, 1995 and 1994) and the related interest expense, $3 million after-tax, has been excluded from net income for the three months ended March 31, 1995 and 1994.

Common shares held as Treasury shares were 10,912,241 and 10,702,522 as of March 31, 1995 and 1994, respectively.


NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. Except for two issues which are being contested, CIGNA resolved all issues arising out of the audits. One issue, relating only to years prior to 1989, could result in an assessment of approximately $185 million for those years. The other issue, which relates to years 1989 and 1990, and for years thereafter, could result in an assessment of approximately $130 million. CIGNA is contesting the first issue in court and appealing the second issue with the IRS. Although the outcomes of both issues are uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of March 31, 1995, CIGNA had tax basis operating loss carryforwards of $350 million.


NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances for uncollectible amounts were $440 million and $435 million as of March 31, 1995 and December 31, 1994, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the first quarter of 1995 and 1994, premiums and fees were net of ceded premiums of $395 million and $492 million, respectively. In addition, benefits, losses and settlement expenses for the first quarter of 1995 and 1994 were net of reinsurance recoveries of $280 million and $603 million, respectively.


NOTE 7-CONTINGENCIES AND OTHER MATTERS

FINANCIAL GUARANTEES

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. These include guarantees for the repayment of industrial revenue bonds as well as other debt instruments. Although the ultimate outcome of any loss contingencies arising from CIGNA's financial guarantees may adversely affect results of operations in future periods, they are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

REGULATORY AND INDUSTRY DEVELOPMENTS

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment which could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; develop standards for estimating currently unquantifiable liabilities; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; and expand regulation.

Superfund, originally enacted in 1980, was under review by Congress in 1994. Congress recessed in 1994 without completing action on Superfund legislation. New legislation could be introduced in Congress in 1995, in part because the existing Superfund legislation expires this year. Any changes in Superfund relating to: (1) allocating responsibility; (2) funding cleanup costs; or (3) establishing cleanup standards could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The American Academy of Actuaries has initiated a project to develop standards for estimating currently unquantifiable liabilities. The project will examine unreported claims for asbestos-related, environmental pollution and certain other long-term exposures. In addition, various industry-related parties are attempting to develop methods to estimate environmental pollution liabilities, including estimates based on a market share analysis and estimates reached by analyzing profiles of specific policyholders and the policy coverages and limits issued to them historically. CIGNA is evaluating these methods to determine if they could be used in establishing reasonable estimates of reserves for unreported claims for asbestos-related, environmental pollution or other long-term exposures. The outcome and effect, if any, of those initiatives on CIGNA are not determinable at this time.

Proposals on national health care reform were under consideration in 1994 which could have significantly changed the way health care is financed and delivered in the United States. Congress recessed in 1994 without enacting health care reform. New legislation could be introduced in Congress in 1995; however, comprehensive national reform is not likely to be proposed in 1995. Instead, CIGNA expects federal and state proposals seeking modest insurance reform and limitations on formation and operation of efficient health care networks. Due to uncertainties associated with the timing and content of any health care legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The National Association of Insurance Commissioners (NAIC) has developed model solvency-related guidelines ("risk-based capital" rules) to strengthen solvency regulation of insurance companies. At March 31, 1995, CIGNA's life insurance and property and casualty insurance subsidiaries were adequately capitalized under the risk-based capital rules. As the risk-based capital guidelines for property and casualty insurers become more stringent in future years, additional capital for the property and casualty subsidiaries may be needed; however, the amount and timing of additional capital contributions will depend on future results of operations.

Also, the NAIC is addressing risk-based capital guidelines for health maintenance organizations (HMOs) and a proposal that would limit the types and amounts of investment assets that can be held. CIGNA does not expect such guidelines to have a material adverse effect on its future results of operations, liquidity or financial condition.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain.

ASBESTOS-RELATED, ENVIRONMENTAL POLLUTION AND OTHER LONG-TERM EXPOSURE CLAIMS

Reserving for asbestos-related, environmental pollution and certain other long-term exposure claims is subject to significant uncertainties that are not generally present for other types of claims, as described in CIGNA's 1994 Form 10-K. Developed case law and adequate claim history do not exist for such claims. CIGNA and the insurance industry dispute coverage for the environmental pollution and some asbestos-related liabilities of their policyholders. In addition to the coverage lawsuits, CIGNA shares in the expense of defending underlying litigation against its policyholders. The outcome of the coverage litigation will assist in the determination of amounts that might be paid in the future for similar claims. The legal costs associated with these coverage lawsuits constitute a significant portion of CIGNA's losses for these claims to date. Reinsurance for these types of claims may become subject to similar contested coverage issues.

CIGNA expects that its future results of operations will continue to be adversely affected by losses and legal expenses for these types of claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses and, therefore, is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

LITIGATION

CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against it by its policyholders or other insurers.

While the outcome of all litigation involving CIGNA, including insurance-related litigation, cannot be determined, litigation (other than that related to asbestos, environmental pollution and other long-term exposure claims which is discussed above) is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. Also, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to results of operations, liquidity or financial condition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of March 31, 1995, compared with December 31, 1994, and its results of operations for the three months ended March 31, 1995, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in CIGNA's 1994 Annual Report to Shareholders (pages 8 through 23), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment which could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; develop standards for estimating currently unquantifiable liabilities; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; and expand regulation. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For more detailed information on these and other contingencies, see
Note 7 to the Financial Statements. Also, see Note 5 regarding proposed IRS assessments of approximately $315 million. CIGNA is currently contesting the assessments and believes it should prevail.

In early 1995, A.M. Best Company, Inc. ("Best") assigned the rating of A-, which is under review with "developing implications," to CIGNA's new domestic property and casualty pool group and downgraded its other pool of companies to a B+ rating, which is under review with "negative implications". CIGNA is working to remove the "under review" status of the ratings for its property and casualty companies.

During 1993, CIGNA restructured the operations of the Property and Casualty segment (both the domestic and international operations) and the Employee Life and Health Benefits segment. These actions were taken to reduce operating expenses by the elimination of certain payroll and lease costs in future years. As of March 31, 1995, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives.

As a result of premium declines in its domestic property and casualty operations, CIGNA will continue assessing ways to reduce operating expenses. Additional costs and potential savings related to any such actions cannot be reasonably estimated at this time. Costs associated with these actions could be material to CIGNA's results of operations; however, they are not expected to have a material adverse effect on its liquidity or financial condition.

Based on a review of its business strategies, CIGNA substantially withdrew from the property and casualty reinsurance business in late 1994. CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. Such reviews could result in future actions; however, no determinations have been made at this time.

In the first quarter of 1995, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," which resulted in an $8 million increase in after-tax realized investment results. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in the first quarter of 1995, and is effective for 1996 financial statements. CIGNA has not yet determined the timing or effect of adoption of this standard; however, the effect is not expected to be material. See Note 2 to the Financial Statements for additional information.

CONSOLIDATED RESULTS OF OPERATIONS

========================================================================================================

FINANCIAL SUMMARY                                                                   THREE MONTHS
                                                                                   ENDED MARCH 31,
(In millions)                                                                     1995        1994
- --------------------------------------------------------------------------------------------------------

Premiums and fees                                                              $3,418            $3,366
Net investment income                                                           1,027               992
Other revenues                                                                    127               152
Realized investment gains                                                         182                21
Total revenues                                                                  4,754             4,531
Benefits and expenses                                                           4,352             4,361
Income before taxes                                                               402               170
Income taxes                                                                      112                56
Net income                                                                       $290              $114
========================================================================================================

Realized investment gains, net of taxes                                          $144               $14
========================================================================================================

CIGNA's first quarter 1995 consolidated net income increased significantly from the same period last year. Excluding after-tax realized investment gains, earnings were $146 million, compared with $100 million for 1994. This improvement primarily reflects lower losses in the Property and Casualty segment.

After-tax realized investment gains increased significantly due to higher gains on sales of equity securities resulting from a restructuring of a portion of CIGNA's investment portfolio into fixed income securities, and, to a lesser extent, higher gains on sales of real estate investments and a decrease in new loss reserves, primarily for mortgage loans. For additional information, see
Note 3 to the Financial Statements.

Consolidated revenues, excluding realized investment gains, increased slightly from the same period last year, primarily reflecting higher premiums and fees for the Employee Life and Health Benefits and Individual Financial Services segments, partially offset by lower premiums and fees for the Property and Casualty segment.

Full year results for 1995 are expected to improve, compared with 1994. However, such improvement could be materially affected by adverse developments in the property and casualty operations, including major catastrophes, and the effects, if any, of potential legislative actions.

EMPLOYEE LIFE AND HEALTH BENEFITS


==================================================================================================================

FINANCIAL SUMMARY                                                                                THREE MONTHS
                                                                                                ENDED MARCH 31,
(In millions)                                                                                  1995        1994
- ------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                                            $2,065        $1,968
Net investment income                                                                           136           128
Other revenues                                                                                   83            69
Realized investment gains                                                                        88             8
Total revenues                                                                                2,372         2,173
Benefits and expenses                                                                         2,126         1,985
Income before taxes                                                                             246           188
Income taxes                                                                                     61            63
Net income                                                                                     $185          $125
==================================================================================================================

Realized investment gains, net of taxes                                                         $81            $6
==================================================================================================================

Net income for the Employee Life and Health Benefits segment increased 48% for the first quarter of 1995, compared with the same period last year. Excluding after-tax realized investment gains, income for the first quarter of 1995 was $104 million, compared with $119 million for the same period last year, a decline of 13%. This decrease reflects declines in earnings of $13 million and $2 million for the segment's indemnity operations and HMO operations, respectively. The decline in the indemnity business is primarily due to unfavorable claim experience, including a $6 million after-tax effect from long-term disability business. The HMO decline is primarily due to lower margins in certain locations resulting from cost pressures and mandated California Medicaid rate reductions. Partially offsetting these factors were increased earnings of approximately $7 million attributable to membership growth.

Premiums and fees for the first quarter of 1995 increased 5% from the same period last year. This improvement reflects an increase of $74 million in group indemnity businesses due to new sales and rate increases for the medical
and life insurance lines of business.   The increase also reflects higher
premiums and fees for HMOs due to membership growth, partially offset by the effect on rates of lower medical costs. Growth in premiums is expected to be constrained by competitive pressures in both the medical indemnity and HMO markets and declining medical costs.

Total HMO membership increased 18%, compared with March 31, 1994, and 8%, compared with December 31, 1994. Approximately 85% of membership growth in the first quarter of 1995 was in HMO alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims. Such programs generally have lower margins than traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Adjusted premiums and fees for the first quarter of 1995 were approximately $4.6 billion, an increase of approximately $120 million, compared with the same period last year. This increase primarily reflects the factors noted previously for premiums and fees. Premium equivalents, as a percentage of total adjusted premiums and fees, were 55% and 56% for the first quarters of 1995 and 1994, respectively. Administrative Services Only (ASO) plans accounted for 45% and 46% of total adjusted premiums and fees for the first quarters of 1995 and 1994, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS


==================================================================================================================

FINANCIAL SUMMARY                                                                              THREE MONTHS
                                                                                              ENDED MARCH 31,
(In millions)                                                                              1995             1994
- ------------------------------------------------------------------------------------------------------------------

Premiums and fees                                                                           $42               $43
Net investment income                                                                       424               450
Realized investment gains (losses)                                                            3                (3)
Total revenues                                                                              469               490
Benefits and expenses                                                                       394               422
Income before taxes                                                                          75                68
Income taxes                                                                                 24                22
Net income                                                                                  $51               $46
==================================================================================================================

Realized investment gains (losses), net of taxes                                             $2               ($2)
==================================================================================================================

Net income for the Employee Retirement and Savings Benefits segment increased 11% for the first quarter of 1995, compared with the same period of 1994. Excluding after-tax realized investment results, income for the first quarter of 1995 was $49 million, compared with $48 million for the same period last year. This improvement primarily reflects the favorable effects on earnings from asset growth.

Premiums and fees for the first quarter of 1995 decreased slightly from the same period last year. Net investment income declined 6% for the first quarter of 1995, compared with the same period last year, primarily reflecting the effects of lower yields on invested assets.

Assets under management is generally a key determinant of earnings for this segment. For the quarter ended March 31, assets under management and related activity, including amounts attributable to separate accounts, were as follows:


- ------------------------------------------------------------------------------------------------------------------

(in millions)                                                                          1995                 1994
- ------------------------------------------------------------------------------------------------------------------
Balance -- January 1                                                                 $33,882              $34,469

Premiums and deposits                                                                  1,213                  722

Investment results                                                                       586                  578

Increase (decrease) in fair value of assets                                              515                 (524)

Customer withdrawals                                                                    (673)                (864)

Benefit payments and other                                                              (559)                (442)
- ------------------------------------------------------------------------------------------------------------------

Balance -- March 31                                                                  $34,964              $33,939
- ------------------------------------------------------------------------------------------------------------------

Approximately 60% and 54% of the premiums and deposits for 1995 and 1994, respectively, were from new customers. The increase for 1995 in the fair value of assets primarily reflects market appreciation for both equity securities and fixed maturities.

Management expects asset growth to continue to be constrained by withdrawals and lower deposits resulting from decisions by plan sponsors to diversify assets and fund management and by benefit payments of approximately $300 million to be made on several large contracts that will mature in 1995. In addition, the fair value of assets under management will be affected by any future change in interest rates.

INDIVIDUAL FINANCIAL SERVICES


==================================================================================================================

FINANCIAL SUMMARY                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
(In millions)                                                                                1995           1994
- ------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                                            $209            $183
Net investment income                                                                         226             169
Other revenues                                                                                 12              16
Realized investment gains                                                                       3               2
Total revenues                                                                                450             370
Benefits and expenses                                                                         399             328
Income before taxes                                                                            51              42
Income taxes                                                                                   18              14
Net income                                                                                    $33             $28
==================================================================================================================

Realized investment gains, net of taxes                                                        $2              $2
==================================================================================================================

Net income for the Individual Financial Services segment increased 18% for the first quarter of 1995, compared with the same period of 1994. Excluding after-tax realized investment results, income was $31 million for the first quarter 1995 and $26 million for the same period last year, a 19% increase. The increase is due to favorable claim experience and higher earnings from interest-sensitive products, primarily reflecting business growth.

For the first quarter of 1995, premiums and fees increased 14% and net investment income increased 34% from the same period of 1994. These increases, as well as the 22% increase in benefits and expenses, reflect growth in business, primarily of interest-sensitive products (principally corporate-owned life insurance).

PROPERTY AND CASUALTY


==================================================================================================================

FINANCIAL SUMMARY                                                                              THREE MONTHS
                                                                                              ENDED MARCH 31,
(In millions)                                                                              1995             1994
- ------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                                         $1,102           $1,172
Net investment income                                                                        189              194
Other revenues                                                                                59               57
Realized investment gains                                                                     68               22
Total revenues                                                                             1,418            1,445
Benefits and expenses                                                                      1,386            1,577
Income (loss) before taxes                                                                    32             (132)
Income taxes (benefits)                                                                        6              (52)
Net income (loss)                                                                            $26             ($80)
==================================================================================================================

Results for the Property and Casualty segment for the periods presented above included the following after-tax (charges)/benefits (in millions).

 Realized investment gains                                                                   $45              $14
 Prior year development:
          Asbestos and environmental                                                         (45)             (44)

          Other                                                                              (15)              --

 Catastrophe losses                                                                          (10)             (85)
 Underlying operations                                                                        51               35
                                                                                        --------------------------
 Net income (loss)                                                                           $26             ($80)
                                                                                        ==========================

The improvement in "Underlying operations" for the first quarter of 1995, compared with the same period last year, primarily reflects lower current accident year underwriting losses for both the domestic and international businesses. The improvements were primarily driven by favorable claim experience and rate increases on certain lines of business. Although its results are improving, CIGNA's domestic business continues to reflect the highly competitive pricing environment.

Pre-tax catastrophe losses, net of reinsurance, ("catastrophe losses") were $16 million and $130 million for the first quarter of 1995 and 1994, respectively. Catastrophe losses for the first quarter of 1994 included $97 million for the Los Angeles earthquake and $35 million for the severe winter weather. The effects of reinsurance on catastrophe losses for the first quarter of 1995 and 1994 were not material.

Premiums and fees in the first quarter of 1995 decreased 6%, compared with the same period last year. This decline primarily reflects a decrease of approximately $98 million for CIGNA's domestic commercial business due to continued competition, the application of stricter underwriting standards and, to a lesser extent, conversions of workers' compensation business from standard risk transfer to high-deductible policies, and the ratings downgrade by Best. In addition, the decline reflects lower premiums and fees from the reinsurance business ($36 million) due to CIGNA's withdrawal from this business late in 1994. The decline was partially offset by growth in international lines of business ($71 million). Premiums and fees are expected to continue to be depressed through 1995 for the reasons noted above; however, CIGNA does not expect the effect of the premium decline to be material to its future results of operations, liquidity or financial condition.

Net investment income decreased 3% in the first quarter of 1995, compared with the same period last year, primarily reflecting negative cash flows in the domestic property and casualty operations.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves are described in its 1994 Form 10-K.

In summary, CIGNA's loss reserves of $16.7 billion and $16.8 billion as of March 31, 1995 and December 31, 1994, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many standard actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered.
Estimating property and casualty reserves is a complex process that relies heavily on judgment and is subject to uncertainties that are normal, recurring and inherent. CIGNA revises its estimate of the liability for insured events of prior years as new data become available.

CIGNA continually attempts to improve its loss estimation process by refining its process of analyzing loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in estimating losses have grown in the last decade because of changes in social and legal trends that expand the liability of insureds, establish new liabilities and reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA. Such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

The following table shows the adverse (favorable) pre-tax effects on CIGNA's results of operations from prior year development, net of reinsurance, for the three months ended March 31:

====================================================================================================================
(Dollars in millions)                           1995             %                            1994               %
- --------------------------------------------------------------------------------------------------------------------
Asbestos-related                                 $21              23                            $3                4

Environmental pollution                           48              52                            64               94

Unrecoverable reinsurance                         18              19                             8               12

Other                                              6               6                            (7)             (10)
- --------------------------------------------------------------------------------------------------------------------

Total                                            $93             100                           $68              100
====================================================================================================================

CIGNA continues to receive asbestos-related, environmental pollution and other long-term exposure claims asserting a right to recovery under insurance policies issued by CIGNA.

The majority of CIGNA's losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims arise from its domestic property and casualty operations. As of March 31, 1995 and December 31, 1994, approximately 1,190 and 1,175 policyholders, respectively, had asbestos-related claims outstanding with the domestic operations. CIGNA continues to litigate certain asbestos-related coverage issues, with 31 lawsuits pending as of March 31, 1995, compared with 37 pending as of December 31, 1994. It is not possible to determine CIGNA's potential liability for asbestos-related claims based on the number of policyholders with claims outstanding. Additional information (which is not known for unreported claims) would be needed for such determination, including the extent of coverage, the policyholder's liability for claims tendered to it, the injuries allegedly sustained by the policyholder's claimants and the number of claims pending against a policyholder.

The domestic operations had approximately 15,500 environmental pollution files outstanding at March 31, 1995, compared with 15,000 at December 31, 1994. A file represents each policyholder involved at a site, regardless of the number or type of claims asserted against the policyholder or the number or type of insurance policies (primary or excess) under which coverage is asserted. CIGNA disputes coverage for essentially all environmental pollution claims, and is involved in 454 coverage lawsuits as of March 31, 1995, compared with 450 as of December 31, 1994. Accordingly, and because of the many unresolved legal and factual issues related to environmental pollution cases, liabilities for these types of claims cannot be estimated based on the number of environmental pollution files outstanding.

Superfund, originally enacted in 1980, was under review by Congress in 1994. Congress recessed in 1994 without completing action on Superfund legislation. New legislation could be introduced in Congress in 1995, in part because the existing Superfund legislation expires this year. Any changes in Superfund relating to: (1) allocating responsibility; (2) funding cleanup costs; or (3) establishing cleanup standards could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

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

The American Academy of Actuaries has initiated a project to develop standards for estimating currently unquantifiable liabilities. The project will examine unreported claims for asbestos-related, environmental pollution and certain other long-term exposures. In addition, various industry-related parties are attempting to develop methods to estimate environmental pollution liabilities, including estimates based on a market share analysis and estimates reached by analyzing profiles of specific policyholders and the policy coverages and limits issued to them historically. CIGNA is evaluating these methods to determine if they could be used in establishing reasonable estimates of reserves for unreported claims for asbestos-related, environmental pollution or other long-term exposures. The outcome and effect, if any, of these initiatives on CIGNA are not determinable at this time.

For the reasons discussed in Note 16 to the 1994 Financial Statements and in the 1994 Form 10-K, CIGNA expects that its future results will continue to be adversely affected by losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, CIGNA is unable to reasonably estimate the additional losses and expenses for these types of claims and, therefore, is unable to determine whether such amounts will be material to its future results of operations, liquidity or financial condition.

Other prior year development in 1995 was primarily attributable to other long-term exposure claims and workers' compensation, partially offset by favorable reserve development on domestic property and aviation lines of business. For the comparable period in 1994, other prior year development was primarily attributable to favorable reserve development on the domestic property line of business, partially offset by losses, primarily for long-term exposure claims.

CIGNA's reinsurance recoverables were approximately $7 billion and $7.1 billion as of March 31, 1995 and December 31, 1994, net of allowances of $440 million and $435 million, respectively.

CIGNA expects to continue to have significant recoveries from its reinsurance arrangements, including recoveries of asbestos-related and environmental pollution losses. However, the extent of recoveries in the aggregate, including for asbestos-related and environmental pollution losses, will depend on future gross loss experience and the particular reinsurance arrangements to which future losses relate.

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

In management's judgement, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (principally debt service) and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities.

Other Operations had losses of $5 million for both the first quarter of 1995 and 1994. After-tax realized investment results for the first quarter of 1995 were gains of $14 million, compared with losses of $6 million for the first quarter of 1994. Excluding after-tax realized investment results and a $20 million after-tax gain from the 1994 sale of a business, losses were $19 million for both the first quarter of 1995 and 1994.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the first quarter of 1995, cash and cash equivalents increased $550 million from $1.7 billion as of December 31, 1994. This increase primarily reflects the issuance of long-term debt ($47 million); deposits and interest credited, net of withdrawals, to contractholder deposit funds ($969 million); and cash flows from operating activities ($475 million), primarily resulting from earnings and the timing of cash receipts and cash disbursements. The increase in cash flows was partially offset by cash used for investing activities ($842 million), primarily net investment purchases ($814 million); and payments of dividends on CIGNA common stock ($53 million). In addition, cash flow from operating activities was constrained by negative cash flow of approximately $270 million from the property and casualty business reflecting claim payments related to insurance reserves established in prior periods, and operating losses.

CIGNA's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of long-term debt and equity securities. CIGNA's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of such securities. CIGNA continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its businesses.

CIGNA had $1.43 billion of long-term debt outstanding at March 31, 1995, compared with $1.39 billion at December 31, 1994. This increase primarily reflects issuance in the first quarter of $25 million of 8.16% Notes due in 2000 and $20 million of 8.76% medium-term notes. The proceeds from these issuances were used for general corporate purposes. As of March 31, 1995, CIGNA had approximately $820 million remaining under shelf registration statements that may be issued as debt, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At March 31, 1995, CIGNA's short-term debt, primarily commercial paper, amounted to $232 million, a decrease of $39 million from December 31, 1994.

CIGNA contributed approximately $250 million of capital during 1994 to the domestic property and casualty operations, as a result of continued losses. In 1995, CIGNA committed to contribute $125 million of capital to its domestic property and casualty operations by the end of the year. Also, additional amounts may be needed depending upon the extent of property and casualty losses; however, such amounts and timing are not reasonably estimable at this time.

INVESTMENT ASSETS

==================================================================================================================
                                                                                     MARCH 31,       DECEMBER 31,
(In millions)                                                                             1995               1994
- ------------------------------------------------------------------------------------------------------------------
Fixed maturities: at fair value                                                        $20,488            $18,521

Fixed maturities: at amortized cost                                                     11,959             12,296

Equity securities                                                                          975              1,806

Mortgage loans                                                                           9,902              9,970

Real estate                                                                              1,666              1,747

Other                                                                                    7,266              6,579
- ------------------------------------------------------------------------------------------------------------------

Total investment assets                                                                $52,256            $50,919
==================================================================================================================


Additional information regarding CIGNA's investment assets is included in Note 3 to the first quarter 1995 Financial Statements and Notes 1, 3, 4 and 18 to the 1994 Financial Statements as well as the 1994 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

==================================================================================================================
                                                                                     MARCH 31,       DECEMBER 31,
                                                                                          1995               1994
- ------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                                          32%                32%

Mortgage loans                                                                            57%                57%

Real estate                                                                               59%                55%
==================================================================================================================

          FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks. As of March 31, 1995, fixed maturities classified as available for sale, including policyholder share, had an aggregate fair value that was greater (less) than amortized cost by approximately $151 million, compared with approximately ($378) million as of December 31, 1994. The increase in unrealized appreciation primarily reflects the downward movement in interest rates since December 31, 1994.

          QUALITY RATINGS

Quality ratings for bonds were as follows (shown as a percentage of bonds):

==================================================================================================================
                                                                                         MARCH 31,    DECEMBER 31,
                                                                                              1995            1994
- ------------------------------------------------------------------------------------------------------------------
Investment grade                                                                               94%             94%

Below investment grade:

   Available for sale                                                                           1               1

   Held to maturity                                                                             5               5
- ------------------------------------------------------------------------------------------------------------------
Total                                                                                         100%            100%
==================================================================================================================

The quality ratings of CIGNA's below investment grade bonds (BA and below, or equivalent) are concentrated toward the higher end of the non-investment grade spectrum. Approximately 31% of below investment grade securities relate to policyholder contracts.

          PROBLEM BONDS

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. Problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs were as follows:

==================================================================================================================
                                                                                       MARCH 31,     DECEMBER 31,
(In millions)                                                                               1995             1994
- ------------------------------------------------------------------------------------------------------------------
Delinquent bonds                                                                            $152             $156

   Less cumulative write-downs                                                                58               54
                                                                                         --------         --------
                                                                                              94              102
                                                                                         --------         --------
Restructured bonds                                                                           266              270

   Less cumulative write-downs                                                                65               65
                                                                                         --------         --------
                                                                                             201              205
- ------------------------------------------------------------------------------------------------------------------
Problem bonds                                                                               $295             $307
==================================================================================================================

          POTENTIAL PROBLEM BONDS

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, were $197 million as of March 31, 1995, compared with $141 million as of December 31, 1994. There were no cumulative write-downs for potential problem bonds as of March 31, 1995 and December 31, 1994.

         CUMULATIVE WRITE-DOWNS FOR BONDS

The activity in cumulative write-downs for bonds during the three months ended March 31 was as follows:

===============================================================================================================================
                                                       1995                                                 1994
                                      --------------------------------------          -----------------------------------------
                                        Policy-                                          Policy-
                                         holder                                           holder
(In millions)                         Contracts         CIGNA        Total             Contracts          CIGNA         Total
- -------------------------------------------------------------------------------------------------------------------------------

Beginning balance -- January 1              $50           $73         $123                   $54            $69          $123

Additions to cumulative
  write-downs                                 3             3            6                     2              2             4

Charge-offs upon sales,
     repayments and other                    (1)           --           (1)                   (2)            (1)           (3)

Transfers to equity securities               (1)           --           (1)                   --             --            --
- -------------------------------------------------------------------------------------------------------------------------------

Ending balance -- March 31                  $51           $76         $127                   $54            $70          $124
===============================================================================================================================


Included in the total ending balances above as of March 31, 1995 and 1994 were $4 million and $5 million, respectively, for bonds no longer classified as problem or potential problem bonds. As of December 31, 1994, such cumulative write-downs were $4 million.

The adverse after-tax effect of write-downs on CIGNA's net income for the three months ended March 31, 1995 and 1994 was $2 million and $1 million, respectively.

During the first quarter of 1995 and 1994, bonds with a carrying value of $2 million and $23 million, respectively, were restructured into equity securities. As of March 31, 1995 and 1994, CIGNA had cumulative write-downs for equity securities of $57 million (including $14 million attributable to policyholder contracts), compared with $83 million (including $40 million attributable to policyholder contracts). As of December 31, 1994, cumulative write-downs were $57 million (including $14 million attributable to policyholder contracts).

          EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. The adverse effect of non-accruals for bonds (in total and by type) on policyholder contracts and on CIGNA's net income for the three months ended March 31 is shown in the following table:

=========================================================================================================================
                                                     1995                                         1994
                                          -------------------------------                --------------------------------
                                          Policyholder                                   Policyholder
 (In millions)                               Contracts            CIGNA                     Contracts            CIGNA
- -------------------------------------------------------------------------------------------------------------------------

 Net investment income under
 original contract terms                           $6              $9                            $6              $11

 Less net investment income received                3               4                             3                5
                                          -------------------------------                --------------------------------

 Forgone investment income                          3               5                             3                6

 Tax effect                                        --              (2)                           --               (2)
- -------------------------------------------------------------------------------------------------------------------------

 Net effect of non-accruals                        $3              $3                            $3               $4
=========================================================================================================================

 Forgone investment income by
 type:

    Delinquent bonds                               $1              $3                            $1               $3

    Restructured bonds                              2               2                             2                3
                                          -------------------------------                --------------------------------

 Forgone investment income                          3               5                             3                6

 Tax effect                                        --              (2)                           --               (2)
- -------------------------------------------------------------------------------------------------------------------------

 Net effect of non-accruals                        $3              $3                            $3               $4
=========================================================================================================================

          MORTGAGE LOANS

=================================================================================================================
                                                                                      MARCH 31,     DECEMBER 31,
                                                                                           1995             1994
- -----------------------------------------------------------------------------------------------------------------
Mortgage loans (in millions)                                                             $9,902           $9,970

By property type:

   Office buildings                                                                         37%               37%

   Retail facilities                                                                        39                39

   Apartment buildings                                                                      11                11

   Hotels                                                                                    7                 7

   Other                                                                                     6                 6

Total                                                                                      100%              100%
=================================================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

Adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the first three months of 1995, $283 million of mortgage loans was scheduled to mature, of which $28 million was paid in full, $80 million was extended at existing loan rates for a weighted average of 12 months and $137 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remainder of the scheduled maturities was problem mortgage loans ($28 million - restructured; and $10 million - delinquent). The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

          PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity. As of March 31, 1995, restructured mortgage loans with a carrying value of approximately $380 million had their original maturity date extended, with an average extension of 4 1/2 years. Restructured mortgage loans generated annualized cash returns averaging approximately 7 1/2% as of March 31, 1995. During the first quarter of 1995, approximately $70 million of restructured mortgage loans were reclassified to loans in good standing since they were performing under the terms of the restructured loan agreement and, at the time of restructure, such terms were generally equivalent to terms that CIGNA was willing to accept for a comparable new loan.

Problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

=================================================================================================================
                                                                                     MARCH 31,      DECEMBER 31,
(In millions)                                                                             1995              1994
- -----------------------------------------------------------------------------------------------------------------
Delinquent mortgage loans                                                                 $173              $249

   Less valuation reserves                                                                  32                58
                                                                                       --------          --------
                                                                                           141               191
                                                                                       --------          --------
Restructured mortgage loans                                                                584               671

   Less valuation reserves                                                                  51                66
                                                                                       --------          --------
                                                                                           533               605
- -----------------------------------------------------------------------------------------------------------------
Problem mortgage loans                                                                    $674              $796
=================================================================================================================

          POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification; 2) fully current loans for which the borrower has requested restructuring; and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. As of March 31, 1995, substantially all potential problem mortgage loans were fully current under their original terms. Potential problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

==================================================================================================================

                                                                                    MARCH 31,        DECEMBER 31,
 (In millions)                                                                           1995                1994
- ------------------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans before reserves                                        $234                $405

    Less valuation reserves                                                                29                  55
- ------------------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans                                                        $205                $350
==================================================================================================================


As discussed in Note 2 to the financial statements, CIGNA adopted SFAS Nos. 114 and 118. CIGNA's problem and potential problem mortgage loans are considered impaired under this guidance. Implementation of these standards as of January 1, 1995 resulted in a decline of $29 million in valuation reserves for potential problem mortgage loans, $16 million attributable to policyholder contracts and $13 million attributable to CIGNA.

          VALUATION RESERVES FOR MORTGAGE LOANS

The activity in valuation reserves for mortgage loans during the three months ended March 31 was as follows:

===============================================================================================================================
                                                          1995                                               1994
                                         ---------------------------------------          -------------------------------------
                                           Policy-                                          Policy-
                                            holder                                           holder
(In millions)                            Contracts         CIGNA          Total           Contracts          CIGNA       Total
- -------------------------------------------------------------------------------------------------------------------------------

Beginning balance -- January 1                $95           $84           $179                $105           $111        $216

Net increase (decrease) in
   valuation reserves                          (5)           (8)           (13)                  8              2          10

Charge-offs upon repayment
   and other                                   (3)          (13)           (16)                 (1)            (1)         (2)

Transfers to real estate                      (10)          (28)           (38)                 --             (4)         (4)
- -------------------------------------------------------------------------------------------------------------------------------

Ending balance -- March 31                    $77           $35           $112                $112           $108        $220
===============================================================================================================================


The after-tax effect of the net increase (decrease) in valuation reserves on CIGNA's net income was a charge (benefit) of ($5) million and $2 million for the first quarters of 1995 and 1994, respectively.

          EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. The adverse effect of non-accruals for mortgage loans (in total and by type) on policyholder contracts and on CIGNA's net income for the three months ended March 31 is shown in the following table:

========================================================================================================================
                                                         1995                                           1994
                                          -------------------------------                -------------------------------
                                          Policyholder                                   Policyholder
 (In millions)                               Contracts            CIGNA                     Contracts            CIGNA
- ------------------------------------------------------------------------------------------------------------------------
 Net investment income under
    original contract terms                       $14              $9                           $21              $12

 Less net investment income received               10               8                            14                7
                                          -------------------------------                -------------------------------


 Forgone investment income                          4               1                             7                5

 Tax effect                                        --              --                            --               (2)
- ------------------------------------------------------------------------------------------------------------------------

 Net effect of non-accruals                        $4              $1                            $7               $3
========================================================================================================================

 Forgone investment income by
 type:

    Delinquent mortgage loans                      $2             $--                            $4               $3

    Restructured mortgage loans                     2               1                             3                2
                                          -------------------------------                -------------------------------

 Forgone investment income                          4               1                             7                5

 Tax effect                                        --              --                            --               (2)
- ------------------------------------------------------------------------------------------------------------------------

 Net effect of non-accruals                        $4              $1                            $7               $3
========================================================================================================================

          REAL ESTATE

Investment real estate includes real estate held for the production of income and properties acquired as a result of foreclosure of mortgage loans (foreclosure properties).

Investment real estate, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

==================================================================================================================
                                                                                    MARCH 31,        DECEMBER 31,
 (In millions)                                                                           1995                1994
- ------------------------------------------------------------------------------------------------------------------
 Foreclosure properties                                                                $1,286              $1,228
    Less cumulative write-downs                                                           318                 281
    Less valuation reserves                                                                62                  55
                                                                                     ---------           ---------
                                                                                          906                 892
                                                                                     ---------           ---------
 Real estate held for the production of income                                            809                 904
    Less valuation reserves                                                                49                  49
                                                                                     ---------           ---------
                                                                                          760                 855
- ------------------------------------------------------------------------------------------------------------------
 Investment real estate                                                                $1,666              $1,747
==================================================================================================================

          REAL ESTATE WRITE-DOWNS AND RESERVES

The activity in cumulative write-downs and valuation reserves for real estate during the three months ended March 31 was as follows:


===============================================================================================================================
                                                     1995                                                  1994
                                   ---------------------------------------           ------------------------------------------
                                      Policy-                                           Policy-
                                       holder                                            holder
(In millions)                       Contracts         CIGNA         Total             Contracts            CIGNA         Total
- -------------------------------------------------------------------------------------------------------------------------------
Beginning balance -- January 1          $212          $173          $385                  $239             $160          $399

Additions to cumulative
   write-downs                             3             1             4                     3               --             3

Net increase in valuation
    reserves                               4             3             7                     1                2             3

Charge-offs upon sales and
   other                                  (5)           --            (5)                   (9)              (3)          (12)

Transfers from mortgage loans             10            28            38                    --                4             4
- -------------------------------------------------------------------------------------------------------------------------------

Ending balance -- March 31              $224          $205          $429                  $234             $163          $397
===============================================================================================================================


The adverse after-tax effect of write-downs and the net increase in valuation reserves on CIGNA's net income for the three months ended March 31, 1995 and 1994 was $3 million and $1 million, respectively.

          SUMMARY

The adverse (favorable) effects of non-accruals as well as write-downs and changes in valuation reserves ("write-downs and reserves") on policyholder contracts and on CIGNA's net income for the three months ended March 31 were as follows:

=======================================================================================================================
                                                     1995                                         1994
                                         -------------------------------                -------------------------------
                                          Policyholder                                   Policyholder
(In millions)                                Contracts            CIGNA                     Contracts            CIGNA
- -----------------------------------------------------------------------------------------------------------------------

Write-downs and reserves:

   Bonds                                          $3              $2                            $2               $1

   Mortgage loans                                 (5)             (5)                            8                2

   Real estate                                     7               3                             4                1
- -----------------------------------------------------------------------------------------------------------------------

Total                                             $5             $--                           $14               $4
=======================================================================================================================

Non-accruals:

   Bonds                                          $3              $3                            $3               $4

   Mortgage loans                                  4               1                             7                3
- -----------------------------------------------------------------------------------------------------------------------

Total                                             $7              $4                           $10               $7
=======================================================================================================================

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

                           Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         During 1988, a number of state attorneys general and private plaintiffs filed lawsuits against a number of insurance companies and others, including CIGNA, alleging violations of federal and state antitrust laws. One of the lawsuits, filed in Texas, was settled in March 1991 for an insignificant amount. All of the remaining lawsuits were settled in March 1995. CIGNA's portion of the settlement is not material to its results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of CIGNA Corporation was held on April 26, 1995. At the meeting, 65,044,741 shares of Common Stock were represented and entitled to vote; 72,441,624 shares of Common Stock were outstanding and entitled to vote. CIGNA shareholders elected nominees to the Board of Directors, ratified the appointment of Price Waterhouse as independent accountants for 1995 and approved the CIGNA Long-Term Incentive Plan by the votes shown in the table below.

                                                                                     Votes
                                                            Votes For               Withheld
                                                            ---------               --------

                 Election of nominees to
                 Board of Directors for
                 terms expiring in April
                         1996:

                 Carol Cox Wait                             64,767,986               276,755


                 Election of nominees to
                 Board of Directors for
                 terms expiring in April
                           1998:

                 Robert P. Bauman                           64,796,463               248,278
                 Robert H. Campbell                         64,795,385               249,356
                 Charles R. Shoemate                        64,801,585               243,156
                 Louis W. Sullivan, M.D.                    64,754,560               290,181

                 -------------------------------------

                                           Votes For         Votes Against      Abstentions
                                           ---------         -------------      -----------
                 Ratification of Price
                 Waterhouse as
                 independent accountants   64,809,611          166,111             69,019

                 -----------------------



                                           Votes For         Votes Against      Abstentions      Broker Non-Votes
                                           ---------         -------------      -----------      ----------------
                 Approval of CIGNA
                 Long-Term Incentive
                 Plan                      41,629,883       19,484,902          1,216,850            2,713,106

Item 6.  Exhibits and Reports on Form 8-K.

                 (a)      See Exhibit Index.

                 (b) During the quarterly period ended March 31, 1995, CIGNA filed the following Reports on Form 8-K:

                          - dated May 2, 1995 containing a news release regarding its first quarter results;

                          - dated February 10, 1995 regarding revised ratings and containing a news release regarding its year-end 1994 results; and

                          - dated January 5, 1995 for the purpose of incorporating certain documents related to CIGNA's Medium-Term Notes, Series E into the Registration Statement covering such Notes.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                       CIGNA CORPORATION



                                       By /s/ Gary A. Swords
                                          -------------------------
                                          Gary A. Swords
                                          Vice President and Chief
                                          Accounting Officer

Date: May 15, 1995

                                   Exhibit Index



                                                            Method of
Number           Description                                  Filing
- ------           -----------                                ----------

10.1             Description of Amendment                   Filed herewith.
                 to the CIGNA Corporation
                 Strategic Performance Plan

10.2             Description of Amendment                   Filed herewith.
                 to the CIGNA Corporation
                 Severance Benefits Plan for
                 Members of the Executive Group

10.3             Form of Special Retention                  Filed herewith.
                 Agreement with certain
                 executive officers

10.4             Form of Special Deferral                   Filed herewith.
                 Agreement with certain
                 executive officers

10.5             CIGNA Long-Term Incentive                  Filed as Appendix A
                 Plan                                       to the Registrant's
                                                            Definitive Proxy
                                                            Statement on
                                                            Schedule 14A dated
                                                            March 20, 1995 and
                                                            incorporated herein
                                                            by reference.

11               Computation of Earnings                    Filed herewith.
                 Per Share

12               Computation of Ratio of                    Filed herewith.
                 Earnings to Fixed Charges

27               Financial Data Schedule                    Filed herewith.