Form 10-Q
period 1995-06-30
CIGNA CORP
filed 1995-08-10
CIK 701221

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995
                                                 -------------

                                       OR

             /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from _____ to _____

Commission file number 1-8323

                            CIGNA Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                            06-1059331
---------------------------------        -------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

  ONE LIBERTY PLACE, PHILADELPHIA, PA.        19192-1550
----------------------------------------      -----------
(Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code (215) 761-1000

                                Not Applicable
          ---------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)

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

         As of July 31, 1995, 72,536,885 shares of the issuer's Common Stock were outstanding.

                               CIGNA CORPORATION


                                     INDEX


                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income                             1
                  Consolidated Balance Sheets                                   2
                  Consolidated Statements of Cash                               3
                     Flows
                  Notes to Financial Statements                                 4

         Item 2.  Management's Discussion and                                  10
                     Analysis of Financial Condition
                     and Results of Operations


PART II.         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                            34

SIGNATURE                                                                      35

EXHIBIT INDEX                                                                  36

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
(In millions, except per share amounts)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                             1995         1994              1995        1994
==============================================================================================================
REVENUES
Premiums and fees                                       $     3,514   $   3,444         $   6,932   $   6,810
Net investment income                                         1,085         968             2,112       1,960
Other revenues                                                  130         103               257         255
Realized investment gains                                        24          23               206          44
                                                          ----------   ---------         ---------   ---------
    Total revenues                                            4,753       4,538             9,507       9,069
                                                          ----------   ---------         ---------   ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                      3,224       3,156             6,421       6,435
Policy acquisition expenses                                     290         283               596         569
Other operating expenses                                        935         895             1,784       1,691
                                                          ----------   ---------         ---------   ---------
    Total benefits, losses and expenses                       4,449       4,334             8,801       8,695
                                                          ----------   ---------         ---------   ---------

INCOME BEFORE INCOME TAXES                                      304         204               706         374
                                                          ----------   ---------         ---------   ---------

Income taxes (benefits):
    Current                                                      75          79               111         133
    Deferred                                                     24         (10)              100          (8)
                                                          ----------   ---------         ---------   ---------
        Total income taxes                                       99          69               211         125
                                                          ----------   ---------         ---------   ---------

NET INCOME                                                      205         135               495         249
Dividends declared                                              (55)        (55)             (108)       (110)
Retained earnings, beginning of period                        4,289       3,776             4,052       3,717
----------------------------------------------------------====================================================

RETAINED EARNINGS, END OF PERIOD                        $     4,439   $   3,856         $   4,439   $   3,856
----------------------------------------------------------====================================================

EARNINGS PER SHARE INFORMATION:
    Primary                                             $      2.82   $    1.86         $    6.82   $    3.44
    Fully Diluted                                       $      2.74   $    1.83         $    6.59   $    3.37
----------------------------------------------------------====================================================

DIVIDENDS DECLARED PER SHARE                            $      0.76   $    0.76         $    1.52   $    1.52
----------------------------------------------------------====================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                  AS OF            AS OF
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   1995             1994
=============================================================================================================

ASSETS
Investments:
   Fixed maturities:
      Available for sale, at fair value (amortized cost, $21,418; $18,899)     $    22,655       $    18,521
      Held to maturity, at amortized cost (fair value, $12,592; $12,276)            11,809            12,296
   Equity securities, at fair value (cost, $704; $1,651)                               750             1,806
   Mortgage loans                                                                   10,181             9,970
   Policy loans                                                                      6,082             5,355
   Real estate                                                                       1,671             1,747
   Other long-term investments                                                         598               371
   Short-term investments                                                            1,160               853
                                                                                -----------       -----------
       Total investments                                                            54,906            50,919
Cash and cash equivalents                                                            1,707             1,693
Accrued investment income                                                            1,019               835
Premiums, accounts and notes receivable                                              4,207             3,986
Reinsurance recoverables                                                             7,471             7,486
Deferred policy acquisition costs                                                    1,138             1,128
Property and equipment, net                                                            899               914
Deferred income taxes, net                                                           1,799             2,264
Other assets                                                                         1,166             1,161
Goodwill                                                                             1,142             1,165
Separate account assets                                                             16,280            14,551
-------------------------------------------------------------------------------------------------------------

        Total                                                                  $    91,734       $    86,102
--------------------------------------------------------------------------------=============================

LIABILITIES
Contractholder deposit funds                                                   $    28,873       $    27,000
Unpaid claims and claim expenses                                                    18,810            19,246
Future policy benefits                                                              11,434            10,453
Unearned premiums                                                                    2,518             2,575
                                                                                -----------       -----------
         Total insurance and contractholder liabilities                             61,635            59,274
Accounts payable, accrued expenses and other liabilities                             5,114             4,726
Current income taxes                                                                   246               156
Short-term debt                                                                        249               271
Long-term debt                                                                       1,467             1,389
Separate account liabilities                                                        16,194            14,475
-------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          84,905            80,291
-------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 83)                                                        83                83
Additional paid-in capital                                                           2,273             2,248
Net unrealized appreciation (depreciation) - fixed maturities                          560              (122)
Net unrealized appreciation - equity securities                                         38               141
Net translation of foreign currencies                                                   17               (27)
Retained earnings                                                                    4,439             4,052
Less treasury stock, at cost                                                          (581)             (564)
-------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                  6,829             5,811
-------------------------------------------------------------------------------------------------------------

         Total                                                                 $    91,734       $    86,102
--------------------------------------------------------------------------------=============================

SHAREHOLDERS' EQUITY PER SHARE                                                 $     94.16       $     80.46
--------------------------------------------------------------------------------=============================


The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                 1995                  1994
================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $        495         $         249
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables                   (113)                  (86)
            Premiums, accounts and notes receivable                                   310                   585
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                  210                  (187)
            Deferred income taxes, net                                                100                    (8)
            Realized investment gains                                                (206)                  (44)
            Other, net                                                                (78)                  114
                                                                               ------------         -------------
                Net cash provided by operating activities                             718                   623
                                                                               ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - available for sale                                       2,980                 2,747
        Fixed maturities - held to maturity                                             -                    12
        Equity securities                                                           1,417                   376
        Mortgage loans                                                                197                   328
        Other (primarily short-term investments)                                    6,081                 8,909
    Investment maturities and repayments:
        Fixed maturities - available for sale                                         576                 1,081
        Fixed maturities - held to maturity                                         1,066                 1,488
        Mortgage loans                                                                169                   120
    Investments purchased:
        Fixed maturities - available for sale                                      (5,480)               (4,078)
        Fixed maturities - held to maturity                                          (728)               (1,543)
        Equity securities                                                            (258)                 (352)
        Mortgage loans                                                               (708)                 (391)
        Other (primarily short-term investments)                                   (7,408)               (9,552)
    Other, net                                                                        (70)                  (98)
                                                                               ------------         -------------
                Net cash used in investing activities                              (2,166)                 (953)
                                                                               ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                  4,145                 2,772
    Withdrawals from contractholder deposit funds                                  (2,680)               (2,458)
    Net change in commercial paper                                                    (29)                  (32)
    Issuance of long-term debt                                                         88                   144
    Repayment of debt                                                                  (3)                  (20)
    Common dividends paid                                                            (108)                 (110)
                                                                               ------------         -------------
                Net cash provided by financing activities                           1,413                   296
                                                                               ------------         -------------
Effect of foreign currency rate changes on cash                                        49                     8
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   14                   (26)
Cash and cash equivalents, beginning of period                                      1,693                 1,211
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                     $      1,707         $       1,185
-------------------------------------------------------------------------------==================================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                        $         31         $         246
    Interest paid                                                            $         60         $          54
-----------------------------------------------------------------------------------------------------------------


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

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires write-down to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell.
In addition, SFAS No. 121 prohibits depreciation of long-lived assets to be disposed. SFAS No. 121 must be implemented by the first quarter of 1996 with the cumulative effect of implementation for assets being held for disposal reported in net income. CIGNA has not determined the timing or effect of adoption of this standard; however, the effect on CIGNA's results of operations, liquidity and financial condition is not expected to be material.

NOTE 3-INVESTMENTS

REALIZED GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
 (in millions)                                         1995         1994                 1995         1994
--------------------------------------------------------------------------------------------------------------
 Realized gains (losses):
    Fixed maturities                                       $4           ($7)                $11           $9
    Equity securities                                      27            13                 180           17
    Mortgage loans                                         (7)          (11)                  2          (11)
    Real estate                                            (4)           27                   8           26
    Other investments                                       4             1                   5            3
                                                      --------------------------------------------------------
                                                           24            23                 206           44
 Income taxes                                               8             8                  46           15
--------------------------------------------------------------------------------------------------------------

 Net realized gains                                       $16           $15                $160          $29
------------------------------------------------------========================================================

FIXED MATURITIES

During the second quarter and six months of 1995, proceeds from sales of available-for-sale fixed maturities and equities, including policyholder share, were $1.9 billion and $4.4 billion, respectively, compared with $1.4 billion and $3.1 billion for the same periods last year. The second quarter 1995 sales resulted in gross gains and gross losses of $93 million and $49 million, respectively, compared with gains of $51 million and losses of $46 million for the same period last year. Sales for the six months of 1995 resulted in gross gains of $273 million and gross losses of $68 million, compared with gains of $107 million and losses of $93 million for the same period last year.

During the second quarter and six months of 1995, $66 million and $153 million of fixed maturities classified as held to maturity were transferred to the available for sale category, resulting in the recognition in Shareholders' Equity of unrealized depreciation of $5 million and $10 million, net of taxes, respectively. During the second quarter of 1994, $14 million of held-to-maturity fixed maturities were sold, resulting in gross proceeds of $12 million and a realized pre-tax loss of $2 million. Such transfers and sales were the result of significant credit deterioration of the issuers of the affected investments. There were no sales of held-to-maturity fixed maturities during the first six months of 1995; and there were no transfers of such investments in the first six months of 1994.

During the second quarter and six months of 1995, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder share and deferred income taxes, increased by $469 million and $682 million, respectively, compared with decreases of $331 million and $820 million for the same periods last year.

MORTGAGE LOANS

As of June 30, 1995, CIGNA's total investment in impaired mortgage loans was $910 million, including $522 million, before valuation reserves totalling $100 million, and $388 million which had no valuation reserves. During the six months of 1995, valuation reserves for mortgage loans, including policyholder share, decreased from $179 million as of December 31, 1994 to $100 million as of June 30, 1995. The net decrease for the six months reflects: (1) a $4 million net decrease in valuation reserves, (2) $29 million of charge-offs, and
(3) $46 million of reserves transferred to real estate for foreclosed mortgage loans that were reclassified to real estate investments.

For the second quarter and six months of 1995, the average recorded investment in impaired mortgage loans (average calculated using impaired mortgage loans before reserves) was approximately $950 million and $1.1 billion, respectively, and interest income recorded on these loans was approximately $20 million ($16 million on a cash basis and $4 million on an accrual basis) and $37 million ($28 million on a cash basis and $9 million on an accrual basis), respectively.

NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:

                                                                 Three Months Ended         Six Months Ended
                                                                       June 30,                 June 30,
 (in thousands)                                                    1995        1994        1995          1994
----------------------------------------------------------------------------------------------------------------
 Weighted average common shares - primary                        72,616       72,398      72,529        72,299
 Weighted average common shares - fully diluted                  76,326       76,090      76,223        75,958
----------------------------------------------------------------------------------------------------------------

For purposes of computing fully diluted earnings per share, CIGNA's 8.2% Convertible Subordinated Debentures are considered to have been converted to CIGNA common stock (3.6 million shares as of June 30, 1995 and 1994) and the related interest expense ($4 million after-tax for the quarter ended June 30, 1995 and 1994; $7 million after-tax for the six months ended June 30, 1995 and
1994) has been excluded from net income.

Common shares held as Treasury shares were 10,912,750 and 10,813,125 as of June 30, 1995 and 1994, respectively.


NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. Except for two issues which are being contested, CIGNA resolved all issues arising out of the audits. One issue, relating only to years prior to 1989, could result in an assessment of approximately $190 million for those years. The other issue, which relates to years 1989 and 1990, and for years thereafter, could result in an assessment of approximately $140 million. CIGNA is contesting the first issue in court and appealing the second issue with the IRS. Although the outcomes of both issues are uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of June 30, 1995, CIGNA had tax basis operating loss carryforwards of $225 million.

NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances for uncollectible amounts were $450 million and $435 million as of June 30, 1995 and December 31, 1994, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the second quarter and six months of 1995, premiums and fees were net of ceded premiums of $542 million and $937 million, respectively. For the second quarter and six months of 1994, premiums and fees were net of ceded premiums of $487 million and $979 million, respectively. In addition, benefits, losses and settlement expenses for the second quarter and six months of 1995 were net of reinsurance recoveries of $349 million and $629 million, respectively. Benefits, losses and settlement expenses for the second quarter and six months of 1994 were net of reinsurance recoveries of $508 million and $1.1 billion, respectively.


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

REGULATORY AND INDUSTRY DEVELOPMENTS

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; develop standards for estimating currently unquantifiable liabilities; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; and expand regulation.

Superfund, originally enacted in 1980, expires this year and new legislation is expected to be introduced in Congress. Any changes in Superfund relating to:
(1) allocating responsibility; (2) funding cleanup costs; or (3) establishing cleanup standards could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

CIGNA expects proposals for federal and state legislation seeking modest health care insurance reform and limitations on formation and operation of efficient health care networks. Due to uncertainties associated with the timing and content of any health care legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The National Association of Insurance Commissioners (NAIC) has model solvency-related guidelines ("risk-based capital" rules) that were developed to strengthen solvency regulation of insurance companies. At June 30, 1995, CIGNA's life insurance and property and casualty insurance subsidiaries were adequately capitalized under the risk-based capital rules. As the risk-based capital guidelines for property and casualty insurers become more stringent in future years, additional capital for the property and casualty subsidiaries may be needed; however, the amount and timing of additional capital contributions will depend on future results of operations.

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

ASBESTOS-RELATED, ENVIRONMENTAL POLLUTION AND OTHER LONG-TERM EXPOSURE CLAIMS

Reserving for asbestos-related, environmental pollution and certain other long-term exposure claims remains subject to significant uncertainties, as discussed in Note 16 to CIGNA's 1994 Financial Statements and in the 1994 Form 10-K. Developed case law and adequate claim history do not exist for such claims. CIGNA and the insurance industry dispute coverage for the environmental pollution and some asbestos-related liabilities of their policyholders. In addition to the coverage lawsuits, CIGNA shares in the expense of defending underlying litigation against its policyholders. The outcome of the coverage litigation will assist in the determination of amounts that might be paid in the future for similar claims. The legal costs associated with these coverage lawsuits constitute a significant portion of CIGNA's losses for these claims to date. Reinsurance for these types of claims may become subject to similar contested coverage issues. Because of these significant uncertainties, CIGNA is unable to reasonably estimate its ultimate liability for these claims.

The American Academy of Actuaries has initiated a project to develop standards for estimating currently unquantifiable liabilities, such as those for asbestos-related and environmental pollution claims. In addition, as industry experience in dealing with these exposures has accumulated, various industry-related parties recently have begun to evaluate more sophisticated methods for estimating asbestos-related and environmental pollution liabilities and have developed data bases to supplement the information that can be derived from a company's claim files. The methods include market share analyses and analyses of profiles of specific policyholders and the policy coverages and limits issued to them historically.

CIGNA continues to evaluate these and other methods, applying additional data available from an external data base, to determine if they can be used to reasonably estimate reserves for asbestos-related or environmental pollution claims to a greater extent than has been possible in the past. CIGNA's evaluation process includes more comprehensive analyses of internal and external claims data and settlement history using enhancements to its systems. Separately, an outside actuarial firm has been retained by a state insurance department in conjunction with a quadrennial NAIC zone examination of certain of CIGNA's property and casualty subsidiaries. The firm will apply its methods to develop possible outcomes of asbestos-related and environmental pollution liability. That work is not yet complete. CIGNA expects to complete its own analysis during the third or fourth quarter of 1995, and the outcome could be material to CIGNA's results of operations and financial condition.

LITIGATION

CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against it by its policyholders or other insurers.

While the outcome of all litigation involving CIGNA, including insurance-related litigation, cannot be determined, litigation (other than that related to asbestos, environmental pollution and other long-term exposure claims, which is discussed above) is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. Also, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to results of operations, liquidity or financial condition.

RESTRUCTURING INITIATIVES

As a result of premium declines in its domestic property and casualty operations, CIGNA is currently developing a plan to reduce operating expenses. The plan is expected to be completed and approved during the third quarter and could result in a pre-tax charge to earnings of as much as $75 million, resulting in a comparable amount of pre-tax annual cost savings.

In addition, CIGNA is developing a plan to reduce expenses for the Employee Life and Health Benefits segment. The plan is also expected to be completed and approved during the third quarter and could result in a pre-tax charge to earnings of as much as $30 million, resulting in pre-tax annual cost savings of at least twice the charge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of June 30, 1995, compared with December 31, 1994, and its results of operations for the quarter and six months ended June 30, 1995, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in CIGNA's 1994 Annual Report to Shareholders (pages 8 through 23) and in CIGNA's report on Form 10-Q for the first quarter of 1995, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; develop standards for estimating currently unquantifiable liabilities; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; restrict investment practices; and expand regulation. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For more detailed information on these and other contingencies, see
Note 7 to the Financial Statements and see page 21 regarding CIGNA's comprehensive evaluation of asbestos-related and environmental pollution liabilities. Such evaluation is expected to be completed in the third or fourth quarter, the outcome of which could be material to CIGNA's results of operations and financial condition. Also, see Note 5 regarding proposed IRS assessments of approximately $330 million. CIGNA is currently contesting the assessments and believes it should prevail.

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

During 1993, CIGNA restructured the operations of the Property and Casualty segment (both the domestic and international operations) and the Employee Life and Health Benefits segment. These actions were taken to reduce operating expenses by the elimination of certain payroll and lease costs in future years. As of June 30, 1995, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives.

As a result of premium declines in its domestic property and casualty operations, CIGNA is currently developing a plan to reduce operating expenses. The plan is expected to be completed and approved during the third quarter and could result in a pre-tax charge to earnings of as much as $75 million, resulting in a comparable amount of pre-tax annual cost savings.

In addition, CIGNA is developing a plan to reduce expenses in the Employee Life and Health Benefits segment. The plan is also expected to be completed and approved during the third quarter and could result in a pre-tax charge to earnings of as much as $30 million, resulting in pre-tax annual cost savings of at least twice the charge.

Based on a review of its business strategies, CIGNA substantially withdrew from the property and casualty reinsurance business in late 1994. CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. Such reviews could result in future actions; however, no determinations have been made at this time.

In the first quarter of 1995, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," which resulted in an $8 million increase in after-tax realized investment results. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in the first quarter of 1995, and is effective for 1996 financial statements. CIGNA has not yet determined the timing or effect of adoption of this standard; however, the effect on CIGNA's results of operations, liquidity and financial condition is not expected to be material. See Note 2 to the Financial Statements for additional information.

CONSOLIDATED RESULTS OF OPERATIONS


=========================================================================================================

FINANCIAL SUMMARY                                     Three Months Ended             Six Months Ended
                                                          June 30,                        June 30,
(In millions)                                        1995          1994              1995          1994
---------------------------------------------------------------------------------------------------------

Premiums and fees                                   $3,514       $3,444             $6,932        $6,810
Net investment income                                1,085          968              2,112         1,960
Other revenues                                         130          103                257           255
Realized investment gains                               24           23                206            44
Total revenues                                       4,753        4,538              9,507         9,069
Benefits and expenses                                4,449        4,334              8,801         8,695
Income  before taxes                                   304          204                706           374
Income taxes                                            99           69                211           125
Net income                                            $205         $135               $495          $249
=========================================================================================================

Realized investment gains, net of taxes                $16          $15               $160           $29
=========================================================================================================

CIGNA's 1995 consolidated net income increased 52% and 99% for the second quarter and six months of 1995 from the same periods last year. Excluding after-tax realized investment gains, income for the second quarter and six months of 1995 was $189 million and $335 million, compared with $120 million and $220 million for the same periods last year. These improvements primarily reflect lower losses in the Property and Casualty segment.

After-tax realized investment gains for the second quarter were comparable with gains for the same period last year. For the six months of 1995, after-tax realized investment gains increased significantly due to higher gains on sales of equity securities resulting from a restructuring of a portion of CIGNA's investment portfolio into fixed income securities. For additional information, see Note 3 to the Financial Statements.

Consolidated revenues, excluding realized investment gains, for the second quarter and six months of 1995 increased 5% and 3% from the same periods last year, primarily reflecting higher premiums and fees for the Employee Life and Health Benefits segment and higher net investment income for the Individual Financial Services segment, partially offset by lower premiums and fees for the Property and Casualty segment.

Full year results for 1995 are expected to improve, compared with 1994. However, results could be materially adversely affected by the outcome of the previously mentioned evaluation of asbestos-related and environmental pollution liabilities and major catastrophes.

EMPLOYEE LIFE AND HEALTH BENEFITS


======================================================================================================================

FINANCIAL SUMMARY                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                        June 30,
(In millions)                                                      1995          1994              1995          1994
----------------------------------------------------------------------------------------------------------------------

Premiums and fees                                                 $2,033       $1,891            $4,098        $3,859
Net investment income                                                148          129               284           257
Other revenues                                                        84           71               167           140
Realized investment gains                                             29            6               117            14
Total revenues                                                     2,294        2,097             4,666         4,270
Benefits and expenses                                              2,073        1,892             4,199         3,877
Income before taxes                                                  221          205               467           393
Income taxes                                                          73           69               134           132
Net income                                                          $148         $136              $333          $261
======================================================================================================================

Realized investment gains, net of taxes                              $19           $6              $100           $12
======================================================================================================================

Net income for the Employee Life and Health Benefits segment increased 9% for the second quarter and 28% for the six months of 1995, compared with the same periods last year. Excluding after-tax realized investment gains, income was $129 million and $233 million for the second quarter and six months of 1995, compared with $130 million and $249 million for the same periods last year.

Earnings for the segment's indemnity operations declined by $1 million in the second quarter and $14 million for the six months, compared with the same periods last year, reflecting higher claims in the group medical and life operations. The decline for the quarter was partially offset by improved earnings of $5 million after-tax for long-term disability (LTD) business.

Earnings for the segment's HMO operations were level for the second quarter and declined by $2 million for the six months, compared with the same periods last year. These results reflect the favorable effects of membership growth offset by higher operating expenses associated with business growth and investments in service initiatives, medical cost pressures in certain locations, lower margins resulting from higher than expected medical care costs and, to a lesser extent, mandated California Medicaid rate reductions. Earnings for the remainder of 1995 are expected to be constrained due to these factors.

Premiums and fees for the second quarter and six months of 1995 increased 8% and 6%, compared with the same periods last year. The improvements reflect an increase of $47 million and $121 million in group indemnity businesses due to new sales and rate increases for the medical line of business ($84 million for the quarter and $130 million for the six months), partially offset by declines in the LTD line of business ($28 million for the quarter and $33 million for the six months). For the second quarter and six months, the increase also reflects higher premiums and fees for HMOs of $95 million and $118 million primarily due to membership growth. Growth in premiums is expected to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Total HMO membership increased 16%, compared with June 30, 1994, and 9% compared with December 31, 1994. Approximately 80% of membership growth for 1995 has been in HMO alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims. Such programs generally have lower margins than traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Adjusted premiums and fees for the second quarter and six months of 1995 were approximately $4.5 billion and $9.0 billion, compared with $4.2 billion and $8.7 billion for the same periods last year. These increases primarily reflect the factors noted previously for premiums and fees as well as growth in HMO alternative funding programs, partially offset by declines in medical premium equivalents reflecting cancellations and conversions to HMOs. Premium equivalents, as a percentage of total adjusted premiums and fees, were 55% for the six months of 1995 and 1994. Administrative Services Only (ASO) plans accounted for 45% of total adjusted premiums and fees for the six months of 1995 and 1994.

Net investment income for the second quarter and six months increased 15% and 11%, compared with the same periods last year primarily reflecting a change in investment asset mix to include more fixed maturities and less equity securities.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS


======================================================================================================================

FINANCIAL SUMMARY                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                        June 30,
(In millions)                                                      1995          1994              1995          1994
----------------------------------------------------------------------------------------------------------------------

Premiums and fees                                                   $41           $46               $83           $89
Net investment income                                               432           421               856           871
Realized investment gains                                             1            10                 4             7
Total revenues                                                      474           477               943           967
Benefits and expenses                                               405           403               799           825
Income before taxes                                                  69            74               144           142
Income taxes                                                         23            25                47            47
Net income                                                          $46           $49               $97           $95
======================================================================================================================

Realized investment gains, net of taxes                             $--            $5                $2            $3
======================================================================================================================

Net income for the Employee Retirement and Savings Benefits segment decreased 6% for the second quarter and increased 2% for the six months of 1995, compared with the same periods of 1994. Excluding after-tax realized investment results, income was $46 million and $95 million for the second quarter and six months of 1995, compared with $44 million and $92 million for the same periods last year. The second quarter and six month increases primarily reflect the favorable effects on earnings from asset growth.

Premiums and fees decreased 11% and 7% for the second quarter and six months of 1995, compared with the same periods last year, primarily reflecting lower annuity sales. Net investment income increased 3% for the second quarter, compared with the same period last year, reflecting income from leveraged capital fund investments. The 2% decline in net investment income for the six months of 1995, compared with the same period last year, reflects lower yields, partially offset by income from leveraged capital fund investments.

Assets under management is generally a key determinant of earnings for this segment. For the six months ended June 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:


=====================================================================================================
 (in millions)                                                           1995                1994
-----------------------------------------------------------------------------------------------------
 Balance -- January 1                                                   $33,882             $34,469

 Premiums and deposits                                                    2,025               1,359

 Investment results                                                       1,329               1,283

 Increase (decrease) in fair value of assets                              1,555              (1,024)

 Customer withdrawals                                                    (1,271)             (1,341)

 Benefit payments and other                                              (1,333)             (1,395)
-----------------------------------------------------------------------------------------------------

 Balance -- June 30                                                     $36,187             $33,351
=====================================================================================================

Approximately 60% and 53% of the premiums and deposits for 1995 and 1994, respectively, were from new customers. The higher level of premiums and deposits in the first six months of 1995, compared with the same period last year reflects increased sales. The changes in the fair value of assets for 1995 and 1994 primarily reflect market value fluctuations for both equity securities and fixed maturities.

Management expects asset growth for the remainder of 1995 to continue to be constrained resulting from decisions by plan sponsors to diversify assets and fund management. In addition, the fair value of assets under management will be affected by any future change in interest rates.

INDIVIDUAL FINANCIAL SERVICES

==============================================================================================================

FINANCIAL SUMMARY                                          Three Months Ended              Six Months Ended
                                                               June 30,                         June 30,
(In millions)                                             1995          1994              1995          1994
--------------------------------------------------------------------------------------------------------------
Premiums and fees                                         $221          $249              $430          $432
Net investment income                                      243           184               469           353
Other revenues                                              23            17                35            33
Realized investment gains (losses)                          (5)            7                (2)            9
Total revenues                                             482           457               932           827
Benefits and expenses                                      419           393               818           721
Income before taxes                                         63            64               114           106
Income taxes                                                21            23                39            37
Net income                                                 $42           $41               $75           $69
==============================================================================================================

Realized investment gains (losses), net of taxes           ($3)           $4               ($1)           $6
==============================================================================================================

Net income for the Individual Financial Services segment for the second quarter and six months of 1995 increased 2% and 9%, compared with the same periods last year. Excluding after-tax realized investment results, income was $45 million and $76 million for the second quarter and six months of 1995, compared with $37 million and $63 million for the same periods last year. These increases reflect higher earnings from interest-sensitive products, primarily reflecting business growth, partially offset by unfavorable mortality. In addition, the quarter and six month results reflect earnings of $4 million after-tax for additional proceeds from the 1992 sale of a substantial portion of CIGNA's mutual fund business.

Premiums and fees declined for both the second quarter and six months of 1995, compared with the same periods of 1994. These declines reflect lower premiums for a product that is no longer actively marketed, partially offset by growth in business, primarily of interest-sensitive products (principally corporate-owned life insurance).

Net investment income for the second quarter and six months of 1995 increased 32% and 33%, compared with the same periods last year, reflecting sales of interest-sensitive and annuity products. The increase in benefits and expenses for the second quarter and six months reflects growth in interest-sensitive products.

PROPERTY AND CASUALTY

=======================================================================================================

FINANCIAL SUMMARY                                 Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
(In millions)                                    1995          1994              1995         1994
-------------------------------------------------------------------------------------------------------
Premiums and fees                              $1,219        $1,258            $2,321        $2,430
Net investment income                             206           176               395           370
Other revenues                                     49            46               108           103
Realized investment gains                           4            --                72            22
Total revenues                                  1,478         1,480             2,896         2,925
Benefits and expenses                           1,498         1,590             2,884         3,167
Income (loss) before taxes                        (20)         (110)               12          (242)
Income tax benefits                               (10)          (43)               (4)          (95)
Net income (loss)                                ($10)         ($67)              $16         ($147)
=======================================================================================================

After-tax results for the Property and Casualty segment for the periods presented above included the following (in millions):

Underlying operations                             $89           ($5)             $140           $30

Realized investment gains                           2            --                47            14

Prior year development:

   Asbestos and environmental                     (56)          (32)             (101)          (76)

   Other                                          (22)          (27)              (37)          (27)

Catastrophe losses                                (23)           (3)              (33)          (88)
                                           --------------------------          ------------------------
Net income (loss)                                ($10)         ($67)              $16         ($147)
                                           ==========================          ========================


The improvement in "Underlying operations" for the second quarter and six months of 1995, compared with the same periods last year was primarily driven by lower current accident year underwriting losses due to favorable claim experience and rate increases on certain lines of business, and higher net investment income for both the domestic and international operations. Although its results are improving, CIGNA's domestic business continues to reflect the highly competitive pricing environment.

Pre-tax catastrophe losses, net of reinsurance, ("catastrophe losses") were $35 million and $5 million for the second quarter of 1995 and 1994, respectively. Through six months, catastrophe losses were $51 million in 1995, compared with $135 million for the same period last year. Catastrophe losses for the second quarter and six months of 1995 include $30 million for Texas hail storms. Catastrophe losses for the six months of 1994 include $91 million for the Los Angeles earthquake and $33 million for the severe winter weather. The effects of reinsurance on catastrophe losses in the second quarter and six months of 1995 and 1994 were not material.

Premiums and fees for the second quarter and the six months of 1995 decreased 3% and 4% from the same periods last year. These declines primarily reflect reduced premiums of $89 million for the quarter and $187 million for the six months in CIGNA's domestic commercial business due to continued competition, the application of stricter underwriting standards and, to a lesser extent, conversions of workers' compensation business from standard risk transfer to high-deductible policies, and the ratings downgrade by Best. In addition, the declines reflect a decrease in premiums and fees from the reinsurance business of $52 million and $88 million for the quarter and six months, respectively, due to CIGNA's withdrawal from this business late in 1994. These declines were partially offset by growth in international lines of business of $114 million and $185 million for the quarter and six months, respectively. Premiums and fees are expected to continue to be depressed through 1995 for the reasons noted above; however, CIGNA does not expect the premium decline to be material to its future results of operations, liquidity or financial condition.

Net investment income for the second quarter and the six months of 1995 increased 17% and 7%, compared with the same periods last year, primarily reflecting growth in international lines of business, higher investment yields and $4 million from leveraged capital fund investments, partially offset by negative cash flows in the domestic property and casualty operations.


LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves are described in its 1994 Form 10-K.

In summary, CIGNA's loss reserves of $16.6 billion and $16.8 billion as of June 30, 1995 and December 31, 1994, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many standard actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered.
Estimating property and casualty reserves is a complex process that relies heavily on judgment and is subject to uncertainties that are normal, recurring and inherent. CIGNA revises its estimate of the liability for insured events of prior years as new data become available.

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

The following table shows the adverse/(favorable) pre-tax effects on CIGNA's results of operations from prior year development, net of reinsurance, for the second quarter and six months ended June 30:

====================================================================================================================================
                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                   -------------------------------------------------------------------------------------------------
 (Dollars in millions)                      1995                     1994                     1995                     1994
------------------------------------------------------------------------------------------------------------------------------------
 Asbestos-related                      $40         33%           $11        12%           $61        29%          $14          9%

 Environmental pollution                46         39             39        43             94        44           103         65

 Unrecoverable reinsurance               8          7              7         8             26        12            15          9

 Workers' compensation                  29         24              9        10             40        19            10          7

 Other                                  (4)        (3)            24        27             (9)       (4)           16         10
------------------------------------------------------------------------------------------------------------------------------------
 Total                                $119        100%           $90       100%          $212       100%         $158        100%
====================================================================================================================================

CIGNA's reserves for asbestos-related and environmental pollution exposures were $557 million ($298 million, net of reinsurance) and $706 million ($549 million, net of reinsurance), respectively, as of June 30, 1995, compared with $594 million ($281 million, net of reinsurance) and $707 million ($542 million, net of reinsurance) as of December 31, 1994. Asbestos-related and environmental pollution reserves at June 30, 1994 were $627 million ($271 million, net of reinsurance) and $649 million ($503 million, net of reinsurance), respectively.

Since the mid-1980's, when CIGNA established a separate unit to handle its asbestos-related and environmental pollution claims, it has followed an aggressive resolution strategy for these claims. When appropriate, CIGNA has settled claims with its policyholders, often obtaining full policy releases. While CIGNA believes that its ultimate asbestos-related and environmental pollution exposure has been reduced by this strategy, it has also resulted in accelerating the recognition of incurred and paid claims and claim adjustment expenses. The effects in recent years of the resolution strategy have been, and will continue to be, particularly significant for environmental pollution claims because of substantial coverage uncertainties associated with such claims.

Reserves for environmental pollution claims and related incurred expense and payment activity include internal costs to manage such claims and disputes with policyholders over insurance coverage issues as well as external litigation-related costs for such disputes. Costs associated with disputed coverage issues will decline in the future, and eventually end, as the disputes or related issues are resolved. To present CIGNA's environmental reserves and related activity that more directly relates to indemnity costs and costs to defend policyholders against environmental pollution claims for the six months ended June 30, the following table excludes internal costs and external litigation-related costs for insurance coverage disputes.

====================================================================================================================================
                                                                             1995                                    1994
                                                                   ----------------------------           --------------------------
 (In millions)                                                         Gross            Net                   Gross            Net
------------------------------------------------------------------------------------------------------------------------------------
 Beginning reserves                                                     $558           $397                    $444           $285

 Plus incurred claims and claim adjustment expenses                       73             63                      96             68

 Less payments for claims and claim adjustment expenses                  (74)           (56)                    (40)             5
------------------------------------------------------------------------------------------------------------------------------------
 Ending reserves                                                        $557           $404                    $500           $358
====================================================================================================================================

CIGNA continues to receive asbestos-related, environmental pollution and other long-term exposure claims asserting a right to recovery under insurance policies issued by CIGNA.

The majority of CIGNA's losses and legal expenses for asbestos-related, environmental pollution and other long-term exposure claims arise from its domestic property and casualty operations. As of June 30, 1995 and December 31, 1994, approximately 1,225 and 1,175 policyholders, respectively, had asbestos-related claims outstanding with the domestic operations. CIGNA continues to litigate certain asbestos-related coverage issues, with 31 lawsuits pending which involve 22 insureds as of June 30, 1995, compared with
37 lawsuits pending which involve 22 insureds as of December 31, 1994.   It is
not possible to determine CIGNA's potential liability for asbestos-related claims based on the number of policyholders with claims outstanding because additional information (which is not known for unreported claims) would be needed for such determination.

The domestic operations had approximately 15,150 environmental pollution files outstanding at June 30, 1995, compared with 15,000 at December 31, 1994. A file represents each policyholder involved at a site, regardless of the number or type of claims asserted against the policyholder or the number or type of insurance policies (primary or excess) under which coverage is asserted. CIGNA disputes coverage for essentially all environmental pollution claims, and is involved in 434 coverage lawsuits with 353 insureds as of June 30, 1995, compared with 450 coverage lawsuits involving 411 insureds as of December 31, 1994. Accordingly, and because of the many unresolved legal and factual issues related to environmental pollution cases, liabilities for these types of claims cannot be estimated from the number of environmental pollution files outstanding.

Superfund, originally enacted in 1980, expires this year and new legislation is expected to be introduced in Congress. Any changes in Superfund relating to:
(1) allocating responsibility; (2) funding cleanup costs; or (3) establishing cleanup standards could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

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

Reserving for asbestos-related, environmental pollution and certain other long-term exposure claims remains subject to significant uncertainties, as discussed in Note 16 to CIGNA's 1994 Financial Statements and in the 1994 Form 10-K. Because of these uncertainties, CIGNA is unable to reasonably estimate its ultimate liability for these claims. The American Academy of Actuaries has initiated a project to develop standards for estimating currently unquantifiable liabilities, such as those for asbestos-related and environmental pollution claims. In addition, as industry experience in dealing with these exposures has accumulated, various industry-related parties recently have begun to evaluate more sophisticated methods for estimating asbestos-related and environmental pollution liabilities and have developed data bases to supplement the information that can be derived from a company's claim files. The methods include market share analyses and analyses of profiles of specific policyholders and the policy coverages and limits issued to them historically.

CIGNA continues to evaluate these and other methods, applying additional data available from an external data base, to determine if they can be used to reasonably estimate reserves for asbestos-related or environmental pollution claims to a greater extent than has been possible in the past. CIGNA's evaluation process includes more comprehensive analyses of internal and external claims data and settlement history using enhancements to its systems. Separately, an outside actuarial firm has been retained by a state insurance department in conjunction with a quadrennial NAIC zone examination of certain of CIGNA's property and casualty subsidiaries. The firm will apply its methods to develop possible outcomes of asbestos-related and environmental pollution liability. That work is not yet complete. CIGNA expects to complete its own analysis during the third or fourth quarter of 1995, and the outcome could be material to CIGNA's results of operations and financial condition.

The increase in workers' compensation loss development primarily reflects unfavorable claim experience for experience-rated and high deductible coverages.

Other prior year development in 1995 was primarily attributable to favorable reserve development on commercial packages and commercial fire lines of business, partially offset by other long-term exposures. For the comparable period in 1994, other prior year development was primarily attributable to other long-term exposures and reinsurance, partially offset by favorable development on the commercial fire line of business.

CIGNA's reinsurance recoverables were approximately $7 billion and $7.1 billion as of June 30, 1995 and December 31, 1994, net of allowances of $450 million and $435 million, respectively.

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

Other Operations had losses of $21 million and $26 million for the second quarter and six months of 1995, compared with losses of $24 million and $29 million for the same periods last year. After-tax realized investment results for the second quarter and six months of 1995 were losses of $2 million and gains of $12 million, respectively. There were no net after-tax realized investment results in the second quarter of 1994. After-tax realized investment results for the six months of 1994 were losses of $6 million. Excluding after-tax realized investment results and a $20 million after-tax gain from the 1994 sale of a business, losses were $19 million and $24 million for the second quarters of 1995 and 1994; losses for the six months of 1995 and 1994 were $38 million and $43 million. The declines in losses reflect overall lower expenses.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

During 1995, cash and cash equivalents increased slightly from $1.7 billion as of December 31, 1994. This increase primarily reflects deposits and interest credited, net of withdrawals, to contractholder deposit funds ($1.5 billion); the issuance of long-term debt ($88 million); and cash flows from operating activities ($718 million), primarily resulting from earnings and the timing of cash receipts and cash disbursements. The increase in cash flows was partially offset by cash used for investing activities ($2.2 billion), primarily net investment purchases ($2.1 billion); and payments of dividends on CIGNA common stock ($108 million). In addition, cash flow from operating activities was constrained by negative cash flow of approximately $270 million from the property and casualty business, reflecting claim payments related to insurance reserves established in prior periods, and operating losses.

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

CIGNA had $1.47 billion of long-term debt outstanding at June 30, 1995, compared with $1.39 billion at December 31, 1994. This increase primarily reflects issuance of $25 million of 7.17% Notes due in 2002, $25 million of 8.16% Notes due in 2000 and $36 million of medium-term notes. The proceeds from these issuances were used for general corporate purposes. As of June 30, 1995, CIGNA had approximately $800 million remaining under shelf registration statements that may be issued as debt, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At June 30, 1995, CIGNA's short-term debt, primarily commercial paper, amounted to $249 million, a decrease of $22 million from December 31, 1994.

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

INVESTMENT ASSETS

====================================================================================================================

                                                                             June 30,                 December 31,
 (In millions)                                                                   1995                         1994
--------------------------------------------------------------------------------------------------------------------
 Fixed maturities:  at fair value                                             $22,655                      $18,521
 Fixed maturities:  at amortized cost                                          11,809                       12,296
 Equity securities                                                                750                        1,806
 Mortgage loans                                                                10,181                        9,970
 Real estate                                                                    1,671                        1,747
 Other                                                                          7,840                        6,579
--------------------------------------------------------------------------------------------------------------------
 Total investment assets                                                      $54,906                      $50,919
====================================================================================================================


Additional information regarding CIGNA's investment assets is included in Note 3 to the second quarter 1995 Financial Statements and Notes 1, 3, 4 and 18 to the 1994 Financial Statements as well as the 1994 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

====================================================================================================================
                                                                             June 30,                 December 31,
                                                                                 1995                         1994
--------------------------------------------------------------------------------------------------------------------
 Fixed maturities                                                                 31%                          32%
 Mortgage loans                                                                   57%                          57%
 Real estate                                                                      60%                          55%
====================================================================================================================

         FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks. As of June 30, 1995, fixed maturities classified as available for sale, including policyholder share, had an aggregate fair value that was greater (less) than amortized cost by approximately $1.2 billion, compared with approximately ($378) million as of December 31, 1994. The increase in unrealized appreciation primarily reflects the downward movement in interest rates since December 31, 1994.

                 QUALITY RATINGS

Quality ratings for bonds were as follows (shown as a percentage of bonds):

====================================================================================================
                                                                   June 30,           December 31,
                                                                       1995                   1994
----------------------------------------------------------------------------------------------------
 Investment grade                                                       95%                    94%
 Below investment grade:
    Available for sale                                                   2                      1
    Held to maturity                                                     3                      5
----------------------------------------------------------------------------------------------------
 Total                                                                 100%                   100%
====================================================================================================

The quality ratings of CIGNA's below investment grade bonds (BA and below, or equivalent) are concentrated toward the higher end of the non-investment grade spectrum. Approximately 30% of below investment grade securities relate to policyholder contracts.

                 PROBLEM BONDS

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. Problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs were as follows:


====================================================================================================
                                                                   June 30,          December 31,
 (In millions)                                                         1995                  1994
----------------------------------------------------------------------------------------------------
 Delinquent bonds                                                      $191                  $156
    Less cumulative write-downs                                          74                    54
                                                                  -----------           ------------
                                                                        117                   102
                                                                  -----------           ------------
 Restructured bonds                                                     263                   270
    Less cumulative write-downs                                          53                    65
                                                                  -----------           ------------
                                                                        210                   205
----------------------------------------------------------------------------------------------------
 Problem bonds                                                         $327                  $307
====================================================================================================

                 POTENTIAL PROBLEM BONDS

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, were $145 million as of June 30, 1995, compared with $141 million as of December 31, 1994. There were no cumulative write-downs for potential problem bonds as of June 30, 1995 and December 31, 1994.

                 CUMULATIVE WRITE-DOWNS FOR BONDS

The activity in cumulative write-downs for bonds during the six months ended June 30 was as follows:

====================================================================================================================================
                                                       1995                                                  1994
                                   -----------------------------------------             -------------------------------------------

                                        Policy-                                               Policy-
                                         holder                                                holder
 (In millions)                        Contracts          CIGNA         Total                Contracts           CIGNA        Total
------------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1              $50            $73          $123                      $54             $69         $123

 Additions to cumulative
   write-downs                                9              9            18                       10              10           20

 Charge-offs upon sales,
   repayments and other                      (6)            (3)           (9)                      (9)             (9)         (18)

 Transfers to equity securities              (1)            --            (1)                      --              --           --
------------------------------------------------------------------------------------------------------------------------------------
 Ending balance - June 30                   $52            $79          $131                      $55             $70         $125
====================================================================================================================================


Included in the total ending balances above as of June 30, 1995 and 1994 as well as the balance at December 31, 1994 were $4 million for bonds no longer classified as problem or potential problem bonds.

The adverse after-tax effect of write-downs on CIGNA's net income for the quarter and six months ended June 30, 1995 was $4 million and $6 million, respectively, compared with $6 million and $7 million for the same periods of 1994.

During the six months of 1995 and 1994, bonds with a carrying value of $2 million and $23 million, respectively, were restructured into equity securities. As of June 30, 1995 and 1994, CIGNA had cumulative write-downs for equity securities of $58 million (including $16 million attributable to policyholder contracts), compared with $68 million (including $27 million
attributable to policyholder contracts).   As of December 31, 1994, cumulative
write-downs were $57 million (including $14 million attributable to policyholder contracts).

                 EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. The adverse effect of non-accruals for bonds (in total and by type) on policyholder contracts and on CIGNA's net income is shown in the following table:

====================================================================================================================================
                                      Three Months Ended                                        Six Months Ended
                                           June 30,                                                 June 30,
                       ------------------------------------------------    ---------------------------------------------------------
                                1995                      1994                         1995                         1994
                       ----------------------   -----------------------    --------------------------   ----------------------------

                        Policy-                   Policy-                      Policy-                     Policy-
                         holder                    holder                       holder                      holder
 (In millions)        Contracts       CIGNA     Contracts       CIGNA        Contracts         CIGNA     Contracts        CIGNA
------------------------------------------------------------------------------------------------------------------------------------
 Net investment
 income under
 original contract
 terms                       $5         $12            $6         $10              $11           $21           $12          $21

 Less net
 investment income
 received                     2           4             3           3                5             8             6            8
                       ----------------------   -----------------------    --------------------------   ----------------------------
 Forgone investment
 income                       3           8             3           7                6            13             6           13

 Tax effect                  --          (3)           --          (3)              --            (5)           --           (5)
------------------------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals               $3          $5            $3          $4               $6            $8            $6           $8
====================================================================================================================================

 Forgone investment
 income by type:

   Delinquent bonds          $2          $5            $2          $4               $3            $8            $3           $7

   Restructured
   bonds                      1           3             1           3                3             5             3            6
                       ----------------------   -----------------------    --------------------------   ----------------------------
 Forgone investment
 income                       3           8             3           7                6            13             6           13

 Tax effect                  --          (3)           --          (3)              --            (5)           --           (5)
------------------------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals               $3          $5            $3          $4               $6            $8            $6           $8
====================================================================================================================================

 MORTGAGE LOANS

======================================================================================================
                                                                      June 30,          December 31,
                                                                          1995                  1994
------------------------------------------------------------------------------------------------------
 Mortgage loans (in millions)                                          $10,181                $9,970

 By property type:

    Office buildings                                                       36%                   37%

    Retail facilities                                                      41                    39

    Apartment buildings                                                    10                    11

    Hotels                                                                  7                     7

    Other                                                                   6                     6

 Total                                                                    100%                  100%
======================================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

Adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the six months of 1995, $500 million of mortgage loans was scheduled to mature, of which $97 million was paid in full, $134 million was extended at existing loan rates for a weighted average of nine months and $213 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remainder of the scheduled maturities was problem mortgage loans ($29 million -- foreclosed; $17 million -- restructured; and $10 million -- delinquent). The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

         PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity. As of June 30, 1995, restructured mortgage loans with a carrying value of approximately $336 million had their original maturity dates extended, with an average extension of four years. Restructured mortgage loans generated annualized cash returns averaging approximately 7 1/2% as of June 30, 1995. During the six months of 1995, approximately $70 million of restructured mortgage loans were reclassified to loans in good standing since they were performing under the terms of the restructured loan agreement and, at the time of restructure, such terms were generally equivalent to terms that CIGNA was willing to accept for a comparable new loan.

Problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

==========================================================================================================
                                                                          June 30,          December 31,
 (In millions)                                                                1995                  1994
----------------------------------------------------------------------------------------------------------
 Delinquent mortgage loans                                                    $130                  $249
    Less valuation reserves                                                     24                    58
                                                                        ------------          ------------
                                                                               106                   191
                                                                        ------------          ------------
 Restructured mortgage loans                                                   560                   671
    Less valuation reserves                                                     47                    66
                                                                        ------------          ------------
                                                                               513                   605
----------------------------------------------------------------------------------------------------------
 Problem mortgage loans                                                       $619                  $796
==========================================================================================================

          POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification, 2) fully current loans for which the borrower has requested restructuring and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. As of June 30, 1995, all potential problem mortgage loans were fully current under their original terms. Potential problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

==========================================================================================================
                                                                          June 30,          December 31,
 (In millions)                                                                1995                  1994
----------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans before reserves                             $220                  $405
    Less valuation reserves                                                     29                    55
----------------------------------------------------------------------------------------------------------
 Potential problem mortgage loans                                             $191                  $350
==========================================================================================================


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

         VALUATION RESERVES FOR MORTGAGE LOANS

The activity in valuation reserves for mortgage loans during the six months ended June 30 was as follows:

====================================================================================================================================
                                                        1995                                                   1994
                                 --------------------------------------------           --------------------------------------------
                                       Policy-                                                Policy-
                                        holder                                                 holder
 (In millions)                       Contracts          CIGNA         Total                 Contracts           CIGNA        Total
------------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1             $95            $84          $179                      $105            $111         $216

 Net increase (decrease) in
   valuation  reserves                      --             (4)           (4)                       15               9           24

 Charge-offs upon
   repayments and other                     (9)           (20)          (29)                       (1)             (2)          (3)

 Transfers to real estate                  (18)           (28)          (46)                      (10)            (17)         (27)
------------------------------------------------------------------------------------------------------------------------------------
 Ending balance - June 30                  $68            $32          $100                      $109            $101         $210
====================================================================================================================================


The after-tax effect of the net increase (decrease) in valuation reserves on CIGNA's net income was a charge (benefit) of $2 million and ($3) million for the second quarter and six months of 1995, compared with $4 million and $6 million for the same periods of 1994.

         EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. The adverse/(favorable) effect of non-accruals for mortgage loans (in total and by type) on policyholder contracts and on CIGNA's net income is shown in the following table:

====================================================================================================================================
                                      Three Months Ended                                          Six Months Ended
                                           June 30,                                                   June 30,
                    ----------------------------------------------------    --------------------------------------------------------
                                1995                      1994                             1995                       1994
                    ------------------------   -------------------------    ----------------------------   -------------------------
                        Policy-                    Policy-                        Policy-                     Policy-
                         holder                     holder                         holder                      holder
 (In millions)        Contracts       CIGNA      Contracts       CIGNA          Contracts         CIGNA     Contracts        CIGNA
 Net investment
 income under
 original contract
 terms                      $12          $7            $20         $12                $26           $16           $41          $24

 Less net
 investment income
 received                    11           8             12           8                 21            16            26           15
                    ------------------------   -------------------------    ----------------------------   -------------------------

 Forgone investment
 income                       1          (1)             8           4                  5            --            15            9

 Tax effect                  --          --             --          (1)                --            --            --           (3)
------------------------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals               $1         ($1)            $8          $3                 $5           $--           $15           $6
====================================================================================================================================

 Forgone investment
 income by type:

   Delinquent
   mortgage loans            $1         ($1)            $3          $3                 $3           ($1)           $7           $6

   Restructured
   mortgage loans            --          --              5           1                  2             1             8            3
                    ------------------------   -------------------------    ----------------------------   -------------------------

 Forgone investment
 income                       1          (1)             8           4                  5            --            15            9

 Tax effect                  --          --             --          (1)                --            --            --           (3)
------------------------------------------------------------------------------------------------------------------------------------
 Net effect of
  non-accruals               $1         ($1)            $8          $3                 $5           $--           $15           $6
====================================================================================================================================

 REAL ESTATE

Investment real estate includes real estate held for the production of income and properties acquired as a result of foreclosure of mortgage loans (foreclosure properties).

Investment real estate, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

=======================================================================================================================
                                                                                          June 30,        December 31,
 (In millions)                                                                                1995                1994
-----------------------------------------------------------------------------------------------------------------------
 Foreclosure properties                                                                     $1,273              $1,228
    Less cumulative write-downs                                                                324                 281
    Less valuation reserves                                                                     59                  55
                                                                                         ----------           ---------
                                                                                               890                 892
                                                                                         ----------           ---------
 Real estate held for the production of income                                                 831                 904
    Less valuation reserves                                                                     50                  49
                                                                                         ----------           ---------
                                                                                               781                 855
-----------------------------------------------------------------------------------------------------------------------
 Investment real estate                                                                     $1,671              $1,747
=======================================================================================================================


         REAL ESTATE WRITE-DOWNS AND RESERVES

The activity in cumulative write-downs and valuation reserves for real estate during the six months ended June 30 was as follows:


====================================================================================================================================
                                                      1995                                                   1994
                                   -------------------------------------------          --------------------------------------------

                                       Policy-                                                Policy-
                                        holder                                                 holder
 (In millions)                       Contracts          CIGNA         Total                 Contracts           CIGNA        Total
------------------------------------------------------------------------------------------------------------------------------------
 Beginning balance - January 1            $212           $173          $385                      $239            $160         $399

 Additions to cumulative
    write-downs                              7              4            11                         8               2           10

 Net increase in valuation
    reserves                                 4              3             7                         5               4            9

 Charge-offs upon sales and
    other                                  (12)            (4)          (16)                      (21)             (5)         (26)

 Transfers from mortgage loans              18             28            46                        10              17           27
------------------------------------------------------------------------------------------------------------------------------------
 Ending balance - June 30                 $229           $204          $433                      $241            $178         $419
====================================================================================================================================


The adverse after-tax effect of write-downs and the net increase in valuation reserves on CIGNA's net income for the quarter and six months ended June 30, 1995 was $2 million and $5 million, respectively, compared with $3 million and $4 million for the same periods of 1994.

 SUMMARY

The adverse (favorable) effects of non-accruals as well as write-downs and changes in valuation reserves ("write-downs and reserves") on policyholder contracts and on CIGNA's net income were as follows:

====================================================================================================================================
                                      Three Months Ended                                        Six Months Ended
                                           June 30,                                                 June 30,
                     ----------------------------------------------------    -------------------------------------------------------

                                1995                       1994                         1995                         1994
                     -----------------------   --------------------------    --------------------------   --------------------------

                        Policy-                    Policy-                        Policy-                     Policy-
                         holder                     holder                         holder                      holder
 (In millions)        Contracts       CIGNA      Contracts       CIGNA          Contracts         CIGNA     Contracts        CIGNA
------------------------------------------------------------------------------------------------------------------------------------
 Write-downs and
   reserves:

   Bonds                     $6          $4             $8          $6                 $9            $6           $10           $7

   Mortgage loans             5           2              7           4                 --            (3)           15            6

   Real estate                4           2              9           3                 11             5            13            4

------------------------------------------------------------------------------------------------------------------------------------
 Total                      $15          $8            $24         $13                $20            $8           $38          $17
====================================================================================================================================

 Non-accruals:

   Bonds                     $3          $5             $3          $4                 $6            $8            $6           $8

   Mortgage loans             1          (1)             8           3                  5            --            15            6
------------------------------------------------------------------------------------------------------------------------------------
 Total                       $4          $4            $11          $7                $11            $8           $21          $14
====================================================================================================================================

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

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See Exhibit Index.

         (b) CIGNA filed a Report on Form 8-K dated August 1, 1995 containing a news release regarding its second quarter 1995 results.

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



                                 CIGNA CORPORATION



                                 By /s/ Gary A. Swords
                                    ----------------------
                                    Gary A. Swords
                                    Vice President and
                                    Chief Accounting Officer

Date: August 10, 1995

                                 Exhibit Index



                                                            Method of
Number           Description                                  Filing
------           -----------                                ----------
11               Computation of Earnings                    Filed herewith.
                 Per Share

12               Computation of Ratio of                    Filed herewith.
                 Earnings to Fixed Charges

27               Financial Data Schedule                    Filed herewith.