Form 10-Q
period 1995-09-30
CIGNA CORP
filed 1995-11-14
CIK 701221

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995
                                              ------------------
                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from       to
                                                -----    -----

Commission file number 1-8323
                       ------

                            CIGNA Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                            06-1059331
-------------------------------          ------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

  ONE LIBERTY PLACE, PHILADELPHIA, PA.        19192-1550
--------------------------------------        ----------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (215) 761-1000
                                                   --------------
                              Not Applicable
            --------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  x         No
                                           ------        ------

     As of October 31, 1995, 75,939,097 shares of the issuer's Common Stock were outstanding.

                               CIGNA CORPORATION


                                     INDEX


                                                       Page No.
                                                       --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statements of Income        1
                   Consolidated Balance Sheets              2
                   Consolidated Statements of Cash
                      Flows                                 3
                   Notes to Financial Statements            4

          Item 2.  Management's Discussion and             11
                      Analysis of Financial Condition
                      and Results of Operations


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.                      36

          Item 6.  Exhibits and Reports on Form 8-K.       36

SIGNATURE                                                  37

EXHIBIT INDEX                                              38

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In millions, except per share amounts)

                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                                         1995      1994           1995       1994
==================================================================================================================
REVENUES
Premiums and fees                                                     $  3,408  $  3,497      $  10,340  $  10,307
Net investment income                                                    1,080       980          3,192      2,940
Other revenues                                                             134       117            391        372
Realized investment gains                                                   20         6            226         50
                                                                      --------  --------      ---------  ---------
    Total revenues                                                       4,642     4,600         14,149     13,669
                                                                      --------  --------      ---------  ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                                 4,266     3,250         10,687      9,685
Policy acquisition expenses                                                290       314            886        883
Other operating expenses                                                   969       858          2,753      2,549
                                                                      --------  --------      ---------  ---------
    Total benefits, losses and expenses                                  5,525     4,422         14,326     13,117
                                                                      --------  --------      ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES                                         (883)      178           (177)       552
                                                                      --------  --------      ---------  ---------

Income taxes (benefits):
    Current                                                                 65        92            176        225
    Deferred                                                              (382)      (37)          (282)       (45)
                                                                      --------  --------      ---------  ---------
        Total income taxes                                                (317)       55           (106)       180
                                                                      --------  --------      ---------  ---------

NET INCOME (LOSS)                                                         (566)      123            (71)       372
Dividends declared                                                         (56)      (55)          (164)      (165)
Retained earnings, beginning of period                                   4,439     3,856          4,052      3,717
--------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD                                      $  3,817  $  3,924      $   3,817  $   3,924
----------------------------------------------------------------------==============================================

EARNINGS PER SHARE                                                    $  (7.76) $   1.70      $   (0.98) $    5.14
----------------------------------------------------------------------==============================================

DIVIDENDS DECLARED PER SHARE                                          $   0.76  $   0.76      $    2.28  $    2.28
----------------------------------------------------------------------==============================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                                                   AS OF                      AS OF
                                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                                   1995                        1994
=======================================================================================================================
ASSETS
Investments:
   Fixed maturities:
      Available for sale, at fair value (amortized cost, $21,531; $18,899)       $  22,866                  $  18,521
      Held to maturity, at amortized cost (fair value, $12,750; $12,276)            11,943                     12,296
   Equity securities, at fair value (cost, $708; $1,651)                               792                      1,806
   Mortgage loans                                                                   10,433                      9,970
   Policy loans                                                                      6,309                      5,355
   Real estate                                                                       1,692                      1,747
   Other long-term investments                                                         377                        371
   Short-term investments                                                            1,140                        853
                                                                                 ---------                  ---------
       Total investments                                                            55,552                     50,919
Cash and cash equivalents                                                            1,775                      1,693
Accrued investment income                                                            1,139                        835
Premiums, accounts and notes receivable                                              4,169                      3,986
Reinsurance recoverables                                                             7,427                      7,486
Deferred policy acquisition costs                                                    1,148                      1,128
Property and equipment, net                                                            885                        914
Deferred income taxes, net                                                           2,131                      2,264
Other assets                                                                         1,118                      1,161
Goodwill                                                                             1,135                      1,165
Separate account assets                                                             17,270                     14,551
-----------------------------------------------------------------------------------------------------------------------
        Total                                                                    $  93,749                  $  86,102
---------------------------------------------------------------------------------======================================

LIABILITIES
Contractholder deposit funds                                                     $  29,488                  $  27,000
Unpaid claims and claim expenses                                                    19,857                     19,246
Future policy benefits                                                              11,360                     10,453
Unearned premiums                                                                    2,409                      2,575
                                                                                 ---------                  ---------
         Total insurance and contractholder liabilities                             63,114                     59,274
Accounts payable, accrued expenses and other liabilities                             5,286                      4,726
Current income taxes                                                                   138                        156
Short-term debt                                                                        571                        271
Long-term debt                                                                       1,068                      1,389
Separate account liabilities                                                        17,178                     14,475
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          87,355                     80,291
-----------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 85 and 83)                                                 85                         83
Additional paid-in capital                                                           2,374                      2,248
Net unrealized appreciation (depreciation) - fixed maturities                          606                       (122)
Net unrealized appreciation - equity securities                                         81                        141
Net translation of foreign currencies                                                    7                        (27)
Retained earnings                                                                    3,817                      4,052
Less treasury stock, at cost                                                          (576)                      (564)
-----------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                  6,394                      5,811
-----------------------------------------------------------------------------------------------------------------------

         Total                                                                   $  93,749                  $  86,102
---------------------------------------------------------------------------------======================================

SHAREHOLDERS' EQUITY PER SHARE                                                   $   86.38                  $   80.46
---------------------------------------------------------------------------------======================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         1995            1994
==================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                               $      (71)     $      372
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables                         904             101
            Premiums, accounts and notes receivable                                       (134)            143
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                       275            (203)
            Deferred income taxes, net                                                    (282)            (45)
            Realized investment gains                                                     (226)            (50)
            Gain on sale of subsidiaries and other equity interests                          -             (26)
            Other, net                                                                    (123)             (5)
                                                                                    -----------     -----------
                Net cash provided by operating activities                                  343             287
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - available for sale                                            5,010           3,748
        Fixed maturities - held to maturity                                                  -              12
        Equity securities                                                                1,541             472
        Mortgage loans                                                                     279             484
        Other (primarily short-term investments)                                        10,745          12,254
    Investment maturities and repayments:
        Fixed maturities - available for sale                                              770           1,438
        Fixed maturities - held to maturity                                              1,510           2,107
        Mortgage loans                                                                     345             136
    Investments purchased:
        Fixed maturities - available for sale                                           (7,829)         (5,437)
        Fixed maturities - held to maturity                                             (1,336)         (2,260)
        Equity securities                                                                 (348)           (450)
        Mortgage loans                                                                  (1,116)           (592)
        Other (primarily short-term investments)                                       (11,990)        (12,881)
    Other, net                                                                            (113)           (137)
                                                                                    -----------     -----------
                Net cash used in investing activities                                   (2,532)         (1,106)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                       5,597           4,392
    Withdrawals from contractholder deposit funds                                       (3,287)         (3,118)
    Net change in commercial paper                                                         (16)             (5)
    Issuance of long-term debt                                                              88             144
    Repayment of debt                                                                       (3)            (23)
    Dividends paid                                                                        (164)           (165)
    Other, net                                                                              17               5
                                                                                    -----------     -----------
                Net cash provided by financing activities                                2,232           1,230
                                                                                    -----------     -----------
Effect of foreign currency rate changes on cash                                             39              40
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   82             451
Cash and cash equivalents, beginning of period                                           1,693           1,211
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $    1,775      $    1,662
------------------------------------------------------------------------------------==============================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                               $      198      $      301
    Interest paid                                                                   $      102      $       93
------------------------------------------------------------------------------------------------------------------

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

The interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments other than the adjustments described in the notes) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.

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

The Financial Accounting Standards Board is currently reviewing for issuance an implementation guide related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The proposed guide contains a provision permitting companies that currently classify fixed maturities as held to maturity (which are carried at amortized cost) to reclassify a portion or all of such fixed maturities to available for sale (which are carried at fair value) in the fourth quarter of 1995. The effects, if any, of the proposed implementation guide have not been determined.

NOTE 3-INVESTMENTS

REALIZED GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
 (in millions)                                             1995         1994               1995         1994
--------------------------------------------------------------------------------------------------------------
 Realized gains (losses):
    Fixed maturities                                       $18            $7                 $29          $16
    Equity securities                                        2             1                 182           18
    Mortgage loans                                          (2)            4                   -           (7)
    Real estate                                              1            (8)                  9           18
    Other investments                                        1             2                   6            5
                                                          ----------------------------------------------------
                                                            20             6                 226           50
 Income taxes                                                7             5                  53           20
--------------------------------------------------------------------------------------------------------------

 Net realized gains                                        $13            $1                $173          $30
----------------------------------------------------------====================================================

FIXED MATURITIES AND EQUITY SECURITIES

Sales of available-for-sale fixed maturities and equities, including policyholder share, were as follows:

                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
(in millions)                                          1995          1994                 1995          1994
--------------------------------------------------------------------------------------------------------------
Proceeds from sales                                    $2,155         $1,098               $6,551      $4,220
Gross gains on sales                                       53             28                  326         135
Gross losses on sales                                     (33)           (26)                (101)       (119)
--------------------------------------------------------------------------------------------------------------

During the third quarter and nine months of 1995, $65 million and $218 million of fixed maturities classified as held to maturity were transferred to the available-for-sale category, resulting in the recognition in Shareholders' Equity of unrealized depreciation of $1 million and $11 million, net of taxes, respectively. There were no sales of held-to-maturity fixed maturities during the first nine months of 1995. During the nine months of 1994, $14 million of held-to-maturity fixed maturities were sold, resulting in gross proceeds of $12 million and a realized pre-tax loss of $2 million. In addition, for the third quarter and nine months of 1994, $31 million of fixed maturities classified as held to maturity were transferred to the available-for-sale category, resulting in the recognition in Shareholders' Equity of unrealized depreciation of $1 million, net of taxes. All transfers and sales for 1995 and 1994 were the result of significant credit deterioration of the issuers of the affected investments.

During the third quarter and nine months of 1995, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder share and deferred income taxes, increased by $46 million and $728 million, respectively, compared with decreases of $78 million and $898 million for the same periods last year.

MORTGAGE LOANS

As of September 30, 1995, CIGNA's total investment in impaired mortgage loans was $893 million, including $482 million, before valuation reserves totaling $84 million, and $411 million which had no valuation reserves. During the nine months of 1995, valuation reserves for mortgage loans, including policyholder share, decreased from $179 million as of December 31, 1994 to $84 million as of September 30, 1995. The net decrease for the nine months reflects: (1) $54 million of reserves transferred to real estate for foreclosed mortgage loans that were reclassified to real estate investments, (2) $44 million of charge-offs, and (3) a $3 million net increase in valuation reserves.

For the third quarter and nine months of 1995, the average total investment in impaired mortgage loans (average calculated using total impaired mortgage loans before reserves) was approximately $900 million and $1.0 billion, respectively, and interest income recorded on these loans was approximately $21 million ($16 million on a cash basis and $5 million on an accrual basis) and $58 million ($44 million on a cash basis and $14 million on an accrual basis), respectively.

NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income (loss) divided by weighted average common shares, including common share equivalents, where appropriate.

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
 (in thousands)                                             1995         1994           1995        1994
--------------------------------------------------------------------------------------------------------------
 Weighted average common shares                           72,908       72,354       72,561        72,318
---------------------------------------------------------=====================================================

There is no significant difference between earnings per share on a primary and a fully diluted basis.

During the third quarter of 1995, $89 million of CIGNA's 8.2% convertible subordinated debentures due 2010 (8.2% Debt) was converted into approximately
1.3 million shares of CIGNA common stock. Also during the third quarter, CIGNA announced its intention to redeem (at par plus accrued interest) all 8.2% Debt outstanding on November 2, 1995. Substantially all of the $158 million of 8.2% Debt outstanding as of September 30, 1995 was converted into CIGNA common stock as of the redemption date.

Assuming all of CIGNA's 8.2% Debt had been converted to CIGNA common stock (3.6 million shares) on January 1, 1995 and the related interest expense ($2 million after-tax for the third quarter of 1995; $9 million after-tax for the nine months of 1995) was excluded from net loss, earnings per share for the third quarter and nine months of 1995 would have been a loss of $7.40 and $0.82, respectively.

Common shares held as Treasury shares were 10,913,959 and 10,827,609 as of September 30, 1995 and 1994, respectively.

NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. During the third quarter of 1995, one of two outstanding issues was resolved with no effect on CIGNA's results of operations. The remaining issue, which relates only to years prior to 1989, could result in an assessment of approximately $195 million for those years. CIGNA is currently contesting this issue in court. Although the outcome is uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of September 30, 1995, CIGNA had tax basis operating loss carryforwards of approximately $650 million.

NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances for uncollectible amounts were $672 million and $435 million as of September 30, 1995 and December 31, 1994, respectively. During the third quarter of 1995, CIGNA increased the allowance for uncollectible reinsurance by $210 million pre-tax ($138 million after-tax) for asbestos and environmental losses, for assumed reinsurance business that CIGNA previously exited and for CIGNA's domestic commercial business. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the third quarter and nine months of 1995, premiums and fees were net of ceded premiums of $352 million and $1.3 billion, respectively. For the third quarter and nine months of 1994, premiums and fees were net of ceded premiums of $472 million and $1.5 billion, respectively. In addition, benefits, losses and settlement expenses for the third quarter and nine months of 1995 were net of reinsurance recoveries of $408 million and $1.0 billion, respectively. Benefits, losses and settlement expenses for the third quarter and nine months of 1994 were net of reinsurance recoveries of $149 million and $1.3 billion, respectively.


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

REGULATORY AND INDUSTRY DEVELOPMENTS

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; develop standards for estimating certain claim liabilities; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; and expand regulation.

Legislation is currently being considered by Congress, which would limit, and eventually substantially eliminate, the tax deductibility of policy loan interest for corporate-owned life insurance. The outcome of such legislation is uncertain and, although it could have a material adverse effect on results of operations for the Individual Financial Services segment, it is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

Superfund, originally enacted in 1980, expires this year and new legislation has been introduced in Congress. Any changes in Superfund relating to: (1) allocating responsibility; (2) funding cleanup costs; or (3) establishing cleanup standards could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

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

ASBESTOS-RELATED AND ENVIRONMENTAL POLLUTION CLAIMS

As discussed in CIGNA's 1994 Form 10-K, CIGNA historically has not been able to estimate its ultimate liabilities for asbestos-related and environmental pollution claims because of the significant uncertainties associated with them that are not generally present for other types of claims. Time-tested actuarial techniques have not been useful in attempting to estimate these liabilities because of the lack of developed case law and adequate claim history. However, as industry experience in dealing with these exposures has accumulated, various industry-related parties have evaluated newly-emerging methods for estimating asbestos-related and environmental pollution liabilities, and these methods have attained growing credibility. In addition, outside actuarial firms and others have developed data bases to supplement the information that can be derived from a company's claim files.

CIGNA has evaluated these methods and expanded its data bases of asbestos-related and environmental pollution claims. Using these recent developments, CIGNA completed a comprehensive review of its asbestos-related and environmental pollution exposures during the third quarter of 1995 and increased its related reserves by $255 million ($194 million, net of reinsurance) for asbestos-related exposures and approximately $1.2 billion ($861 million, net of reinsurance) for environmental pollution exposures.

CIGNA's reserves for asbestos-related and environmental pollution claims, as increased in the third quarter, are a reasonable estimate of its ultimate liability for these claims, based on currently known facts, reasonable assumptions where the facts are not known, current law (including Superfund), and methodologies currently available. Reserving for these claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, or as new or improved methodologies are developed, CIGNA's estimates and judgments may be revised. Any such revisions could result in future changes in reserves or reinsurance recoverables for these claims, which would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in reserves or reinsurance recoverables on future results of operations could be material, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

LITIGATION

CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against it by its policyholders or other insurers. One such area of litigation involves policy coverage and judicial interpretation of legal liability for asbestos-related and environmental pollution claims.

While the outcome of all litigation involving CIGNA, including insurance-related litigation, cannot be determined, litigation (including that related to asbestos and environmental pollution claims) is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. Also, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to results of operations, liquidity or financial condition.

RESTRUCTURING INITIATIVES

During the third quarter of 1995, CIGNA implemented cost reduction plans, which resulted in an after-tax charge totalling $55 million ($85 million pre-tax, which is included in other operating expenses) for the domestic Property and Casualty operations. The components of the charge on an after-tax basis were as follows: severance - $24 million, representing costs associated with nonvoluntary terminations of approximately 1,600 domestic employees in various functions and locations; real estate - $16 million, primarily related to vacated lease space; and other costs - $15 million, including $7 million of costs associated with exiting certain business and $4 million for fixed asset write-offs. The cash outlays associated with these initiatives began in the third quarter of 1995 and will continue through 1998, with most of the cash outlays occurring in 1996. During the third quarter, $2 million of severance was paid to 250 terminated employees. CIGNA has funded, and will continue to fund, these costs through liquid assets, and such funding will not have a material adverse effect on its liquidity. CIGNA expects that the cost reduction initiatives, when fully implemented, will result in annual cost savings of approximately $55 million after-tax, primarily based on the elimination of certain payroll costs, and to a lesser extent, lease costs.

During the third quarter of 1995, CIGNA recorded an after-tax charge of $20 million ($30 million pre-tax included in other operating expenses) for cost reduction initiatives in the Employee Life and Health Benefits segment. The cost reduction charge primarily consisted of severance-related expenses representing costs associated with nonvoluntary employee terminations covering approximately 2,400 employees (approximately 45% in the indemnity operations and 55% in the HMO operations). The cash outlays associated with the restructuring initiatives began in the third quarter of 1995 and will continue through 1997, with approximately 50% of such outlays occurring in 1995, 40% in 1996 and the remainder in 1997. During the third quarter, $3 million of severance was paid to 555 terminated employees. CIGNA has funded, and will continue to fund, these costs through liquid assets, and such funding will not have a material adverse effect on its liquidity. The cost reduction initiatives, when fully implemented, are expected to result in annual cost savings of approximately $40 million after-tax primarily based on the elimination of certain payroll costs.

During the third quarter of 1994, CIGNA decided to withdraw from the property and casualty reinsurance business, which did not have a material effect on CIGNA's results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of September 30, 1995, compared with December 31, 1994, and its results of operations for the quarter and nine months ended September 30, 1995, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in CIGNA's 1994 Annual Report to Shareholders (pages 8 through 23) and in CIGNA's reports on Form 10-Q for the first and second quarters of 1995, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; develop standards for estimating certain claim liabilities; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; and expand regulation. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For more detailed information on these and other contingencies, see Note 7 to the Financial Statements. Also, see Note 5 regarding a proposed IRS assessment of approximately $195 million. CIGNA is currently contesting the assessment and believes it should prevail.

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

The Financial Accounting Standards Board is currently reviewing for issuance an implementation guide related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The proposed guide contains a provision permitting companies that currently classify fixed maturities as held to maturity (which are carried at amortized cost) to reclassify a portion or all of such fixed maturities to available for sale (which are carried at fair value) in the fourth quarter of 1995. The effects, if any, of the proposed implementation guide have not been determined.

CONSOLIDATED RESULTS OF OPERATIONS

====================================================================================
FINANCIAL SUMMARY                   Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
(In millions)                         1995       1994              1995       1994
------------------------------------------------------------------------------------
Premiums and fees                   $3,408     $3,497           $10,340    $10,307
Net investment income                1,080        980             3,192      2,940
Other revenues                         134        117               391        372
Realized investment gains               20          6               226         50
                                    ---------------------       --------------------
Total revenues                       4,642      4,600            14,149     13,669
Benefits and expenses                5,525      4,422            14,326     13,117
                                    ---------------------       --------------------
Income (loss) before taxes            (883)       178              (177)       552
Income taxes (benefits)               (317)        55              (106)       180
                                    ---------------------       --------------------
Net income (loss)                    ($566)      $123              ($71)      $372
====================================================================================

Realized investment gains, net of
  taxes                                $13         $1              $173        $30
====================================================================================


CIGNA's consolidated results decreased significantly for the third quarter and nine months of 1995 from the same periods last year. Results for the third quarter and nine months of 1995 included a $774 million after-tax ($1.2 billion pre-tax) charge in the Property and Casualty segment, primarily for asbestos-related and environmental pollution exposures, as well as a $75 million after-tax ($115 million pre-tax) charge associated with cost reduction initiatives in the Employee Life and Health Benefits and Property and Casualty segments. Excluding these charges and after-tax realized investment gains, income for the third quarter and nine months of 1995 was $270 million and $605 million, compared with $122 million and $342 million for the same periods last year. These improvements primarily reflect improved results in the Property and Casualty segment.

After-tax realized investment gains for the third quarter, compared with the same period last year, reflect higher net gains on fixed maturities and lower impairments on real estate investments. For the nine months of 1995, after-tax realized investment gains increased significantly due to higher gains on sales of equity securities resulting from a restructuring of a portion of CIGNA's investment portfolio into fixed income securities. For additional information, see Note 3 to the Financial Statements.

Consolidated revenues, excluding realized investment gains, for the third quarter and nine months of 1995 increased 1% and 2% from the same periods last year, primarily reflecting higher revenues for the Employee Life and Health Benefits and the Individual Financial Services segments, partially offset by lower revenues for the Property and Casualty segment.

Full year results for 1995, excluding the charges noted above, are expected to continue to improve, compared with 1994. However, results could be adversely affected by major catastrophes.

EMPLOYEE LIFE AND HEALTH BENEFITS

=====================================================================================
 FINANCIAL SUMMARY                   Three Months Ended            Nine Months Ended
                                        September 30,                September 30,
 (In millions)                         1995       1994              1995     1994
-------------------------------------------------------------------------------------
 Premiums and fees                   $1,971     $1,956            $6,069   $5,815
 Net investment income                  144        130               428      387
 Other revenues                          86         69               253      209
 Realized investment gains (losses)       1         (8)              118        6
                                    ---------------------       --------------------
 Total revenues                       2,202      2,147             6,868    6,417
 Benefits and expenses                2,029      1,952             6,228    5,829
                                    ---------------------       --------------------
 Income before taxes                    173        195               640      588
 Income taxes                            56         69               190      201
                                    ---------------------       --------------------
 Net income                            $117       $126              $450     $387
=====================================================================================

 Realized investment gains
   (losses), net of taxes                $1        ($6)             $101       $6
=====================================================================================


Net income for the Employee Life and Health Benefits segment decreased 7% for the third quarter and increased 16% for the nine months of 1995, compared with the same periods last year. Results for the third quarter and nine months of 1995 included an after-tax charge of $20 million related to cost reduction initiatives discussed below. Excluding this charge and after-tax realized investment results, income was $136 million and $369 million for the third quarter and nine months of 1995, compared with $132 million and $381 million for the same periods last year.

During the third quarter of 1995, CIGNA recorded an after-tax charge of $20 million ($30 million pre-tax included in other operating expenses) for cost reduction initiatives. The cost reduction charge primarily consisted of severance-related expenses representing costs associated with nonvoluntary employee terminations covering approximately 2,400 employees (approximately 45% in the indemnity operations and 55% in the HMO operations). The cash outlays associated with the restructuring initiatives began in the third quarter of 1995 and will continue through 1997, with approximately 50% of such outlays occurring in 1995, 40% in 1996 and the remainder in 1997. During the third quarter, $3 million of severance was paid to 555 terminated employees. CIGNA has funded, and will continue to fund, these costs through liquid assets, and such funding will not have a material adverse effect on its liquidity. The cost reduction initiatives, when fully implemented, are expected to result in annual cost savings of approximately $40 million after-tax primarily based on the elimination of certain payroll costs. These savings in the near term are expected to be partially offset by increased investments in business growth and service initiatives, particularly in the HMO operations.

Excluding the cost reduction charge and after-tax realized investment results, earnings for the segment's indemnity operations were $87 million and $213 million for the third quarter and nine months, respectively, representing an increase of $5 million and a decrease of $9 million, respectively, compared with the same periods last year. The quarter and nine month results of 1995 reflect adverse claim experience resulting from higher medical costs in the group medical operations, as well as higher claims in the group life operations. These factors were more than offset for the quarter and partially offset for the nine months by the improvement in earnings of $6 million after-tax for long-term disability (LTD) business. Also, the change in earnings for the quarter and nine months of 1995 reflects the favorable effects of $14 million after-tax and $23 million after-tax, respectively, resulting from the net change of reserve reviews between respective periods and a recovery of losses on a large case.

The segment's HMO operations earnings, excluding the cost reduction charge and after-tax realized investment results, were $49 million and $156 million for the third quarter and nine months, respectively, representing decreases of $1 million and $3 million, respectively, compared with the same periods last year. These results reflect higher operating expenses associated with business growth and investments in service initiatives, and lower margins resulting from higher than expected medical care costs. These decreases were partially offset by the effects of membership growth, as well as the favorable effects of $14 million after-tax and $21 million after-tax for the quarter and nine months of 1995, respectively, resulting from the net change of reserve reviews between respective periods. Earnings for the remainder of 1995 are expected to continue to be constrained by costs associated with business growth and service initiatives combined with the effect of higher than expected medical care costs.

During the third quarter, CIGNA announced the proposed sale of certain assets of its Los Angeles staff model HMO, while retaining access to the provider network which will continue to serve membership in this area through an individual practice association (IPA). The sale, which is subject to regulatory approval, is expected to be completed in 1996. The gain on completion of the sale is not expected to be material to CIGNA's results of operations. However, the sale agreement includes provisions that could result in future gains depending on certain minimum membership levels.

Premiums and fees for the third quarter and nine months of 1995 increased 1% and 4%, compared with the same periods last year. These improvements reflect higher premiums and fees for HMOs of $83 million and $201 million, primarily due to membership growth. Group indemnity business premiums declined $68 million for the quarter and increased $53 million for the nine months. The decline for the quarter primarily reflects declines in medical and life businesses due to cancellations. The nine month increase reflects higher medical premiums due to new sales and rate increases, partially offset by declines in the LTD line of business. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Total HMO membership increased 14%, compared with September 30, 1994, and 11% compared with December 31, 1994. Approximately 76% of membership growth for 1995 has been in HMO alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims. Such programs generally have lower margins than traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Adjusted premiums and fees for the third quarter and nine months of 1995 were approximately $4.3 billion and $13.3 billion, compared with $4.4 billion and $13.1 billion for the same periods last year. The decline in the quarter primarily reflects declines in medical premium equivalents reflecting cancellations and conversions to HMOs. The nine month increase primarily reflects growth in HMO alternative funding programs, partially offset by declines in medical premium equivalents reflecting cancellations and conversions to HMOs. Premium equivalents, as a percentage of total adjusted premiums and fees, were 54% and 56% for the nine months of 1995 and 1994, respectively. Administrative Services Only (ASO) plans accounted for approximately 45% of total adjusted premiums and fees for the nine months of 1995 and 1994.

Net investment income for the third quarter and nine months increased 11%, compared with the same periods last year, primarily reflecting a change in investment asset mix to include more fixed maturities and less equity securities.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

====================================================================================
 FINANCIAL SUMMARY                          Three Months             Nine Months
                                            September 30,           September 30,
 (In millions)                              1995     1994            1995    1994
------------------------------------------------------------------------------------
 Premiums and fees                           $40      $39            $123    $128
 Net investment income                       425      418           1,281   1,289
 Realized investment gains                    --        5               4      12
                                          ---------------       --------------------
 Total revenues                              465      462           1,408   1,429
 Benefits and expenses                       396      389           1,195   1,214
                                          ---------------       --------------------
 Income before taxes                          69       73             213     215
 Income taxes                                 21       26              68      73
                                          ---------------       --------------------
 Net income                                  $48      $47            $145    $142
====================================================================================

 Realized investment gains, net of taxes    $ --       $3              $2      $6
====================================================================================


Net income for the Employee Retirement and Savings Benefits segment increased slightly for the third quarter and the nine months of 1995, compared with the same periods of 1994. Included in the third quarter and nine month results for 1994 was an unfavorable tax adjustment resulting from IRS audits of $3 million (including a $1 million charge related to realized investment results). Excluding after-tax realized investment results and the tax adjustment, income was $48 million and $143 million for the third quarter and nine months of 1995, compared with $46 million and $138 million for the same periods last year. These results primarily reflect the favorable effects on earnings from asset growth.

Premiums and fees increased 3% for the third quarter and decreased 4% for the nine months of 1995, compared with the same periods last year, primarily reflecting annuity sales. Net investment income increased 2% for the third quarter and decreased 1% for the nine months of 1995, compared with the same period last year. The increase for the quarter reflects lower non-accruals, which was more than offset for the nine months by the effects of lower yields.

Assets under management is generally a key determinant of earnings for this segment. For the nine months ended September 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:


=====================================================================================
 (in millions)                                                  1995        1994
-------------------------------------------------------------------------------------
 Balance -- January 1                                           $33,882     $34,469
 Premiums and deposits                                            2,784       2,304
 Investment results                                               1,970       1,791
 Increase (decrease) in fair value of assets                      2,114        (779)
 Customer withdrawals                                            (1,509)     (1,782)
 Benefit payments and other                                      (2,044)     (1,744)
-------------------------------------------------------------------------------------
 Balance -- September 30                                        $37,197     $34,259
=====================================================================================

Approximately 60% and 57% of the premiums and deposits for 1995 and 1994, respectively, were from new customers. The higher level of premiums and deposits in the first nine months of 1995, compared with the same period last year, reflects increased sales. The changes in the fair value of assets for 1995 and 1994 primarily reflect market value fluctuations for both fixed maturities and equity securities.

Management expects asset growth for the remainder of 1995 to continue to be constrained, resulting from decisions by plan sponsors to diversify assets and fund management. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES

====================================================================================
FINANCIAL SUMMARY                                  Three Months    Nine Months Ended
                                                   September 30,      September 30,
(In millions)                                     1995     1994      1995     1994
------------------------------------------------------------------------------------
Premiums and fees                                 $216     $187      $646     $619
Net investment income                              256      195       725      548
Other revenues                                      15       14        50       47
Realized investment gains (losses)                   1       (2)       (1)       7
                                                ----------------   -----------------
Total revenues                                     488      394     1,420    1,221
Benefits and expenses                              430      346     1,248    1,067
                                                ----------------   -----------------
Income before taxes                                 58       48       172      154
Income taxes                                        21       17        60       54
                                                ----------------   -----------------
Net income                                         $37      $31      $112     $100
====================================================================================

Realized investment gains (losses), net of taxes    $1      ($2)     $ --       $4
====================================================================================



Net income for the Individual Financial Services segment for the third quarter and nine months of 1995 increased 19% and 12%, compared with the same periods last year. Excluding after-tax realized investment results, income was $36 million and $112 million for the third quarter and nine months of 1995, compared with $33 million and $96 million for the same periods last year.
These increases reflect higher earnings from interest-sensitive products, primarily reflecting business growth. In addition, the nine month results for 1995 reflect earnings of $4 million after-tax for additional proceeds from the 1992 sale of a substantial portion of CIGNA's mutual fund business.

Premiums and fees increased 16% and 4% for the third quarter and nine months of 1995, compared with the same periods of 1994, reflecting growth in business, primarily of interest-sensitive products (principally corporate-owned life insurance). The nine month increase was partially offset by lower premiums for a product that is no longer actively marketed.

Net investment income for the third quarter and nine months of 1995 increased 31% and 32%, compared with the same periods last year, reflecting sales of interest-sensitive and annuity products. The increase in benefits and expenses for the third quarter and nine months reflects growth in interest-sensitive products.

Legislation is currently being considered by Congress, which would limit, and eventually substantially eliminate, the tax deductibility of policy loan interest for corporate-owned life insurance. The outcome of such legislation is uncertain and, although it could have a material adverse effect on results of operations for the segment, it is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

PROPERTY AND CASUALTY


============================================================================
FINANCIAL SUMMARY                     Three Months         Nine Months Ended
                                      September 30,          September 30,
(In millions)                        1995     1994          1995      1994
----------------------------------------------------------------------------
Premiums and fees                  $1,181   $1,315        $3,502    $3,745
Net investment income                 199      185           594       555
Other revenues                         61       57           169       160
Realized investment gains              12        6            84        28
                                   ----------------       -----------------
Total revenues                      1,453    1,563         4,349     4,488
Benefits and expenses               2,622    1,685         5,506     4,852
                                   ----------------       -----------------
Loss before taxes                  (1,169)    (122)       (1,157)     (364)
Income tax benefits                  (413)     (53)         (417)     (148)
                                   ----------------       -----------------
Net loss                            ($756)    ($69)        ($740)    ($216)
===========================================================================

Net losses for the Property and Casualty segment increased significantly, compared with the same periods last year, primarily reflecting charges associated with reserve strengthening for asbestos-related and environmental pollution (A&E) claims ($686 million after-tax) and uncollectible reinsurance for non-A&E exposures ($88 million after-tax), and charges for cost reduction initiatives ($55 million after-tax). The Property and Casualty segment's after-tax results for the periods presented above included the following (in millions):

 Underlying operations               $83      $56            $223    $86
 Realized investment gains             7        3              54     17
 Prior year development:
     Asbestos and environmental     (686)     (42)           (787)  (118)
     Unrecoverable reinsurance       (88)      (4)           (105)   (14)
     Other                           (12)     (74)            (32)   (91)
 Catastrophe losses                   (5)      (7)            (38)   (95)
 Cost reduction charges              (55)      (9)            (55)    (9)
 Federal tax adjustments               -        8               -      8
                                   -----------------        --------------
 Net loss                          ($756)    ($69)          ($740) ($216)
                                   =================        ==============

The improvement in "Underlying operations" for the third quarter and nine months of 1995, compared with the same periods last year, was primarily driven by lower current accident year underwriting losses due to improved claim experience and rate increases on certain lines of business, and higher net investment income primarily for the international operations. Although its results are improving, CIGNA's domestic business continues to reflect the highly competitive pricing environment.

Premiums and fees for the third quarter and the nine months of 1995 decreased 10% and 6% from the same periods last year. These declines primarily reflect reduced premiums of $147 million for the quarter and $334 million for the nine months in CIGNA's domestic commercial business due to continued competition, the application of stricter underwriting standards and, to a lesser extent, conversions of workers' compensation business from standard risk transfer to high-deductible policies, and the ratings downgrade by Best in 1994. In addition, the declines reflect a decrease in premiums and fees from the reinsurance business of $67 million and $155 million for the quarter and nine months, respectively, due to CIGNA's withdrawal from this business late in 1994. These declines were partially offset by growth in international lines of business of $99 million and $284 million for the quarter and nine months, respectively. Premiums and fees are expected to continue to be depressed through 1995 for the reasons noted above; however, CIGNA does not expect the premium decline to have a material effect on its future results of operations, liquidity or financial condition.

Net investment income for the third quarter and the nine months of 1995 increased 8% and 7%, compared with the same periods last year, primarily reflecting growth in international lines of business and higher investment yields, partially offset by negative cash flows in the domestic property and casualty operations.

Pre-tax catastrophe losses, net of reinsurance, ("catastrophe losses") were $8 million and $11 million for the third quarter of 1995 and 1994, respectively. Through nine months, catastrophe losses were $59 million in 1995, compared with $146 million for the same period last year. Catastrophe losses for the nine months of 1995 include $31 million for Texas hail storms. Catastrophe losses for the nine months of 1994 include $86 million for the Los Angeles earthquake and $34 million for the severe winter weather. The effects of reinsurance on catastrophe losses in the third quarter and nine months of 1995 and 1994 were not material.

During the third quarter of 1995, CIGNA implemented cost reduction plans, which resulted in an after-tax charge totalling $55 million ($85 million pre-tax, which is included in other operating expenses) for the domestic Property and Casualty operations. The components of the charge on an after-tax basis were as follows: severance - $24 million, representing costs associated with nonvoluntary terminations of approximately 1,600 domestic employees in various functions and locations; real estate - $16 million, primarily related to vacated lease space; and other costs - $15 million, including $7 million of costs associated with exiting certain business and $4 million for fixed asset write-offs. The cash outlays associated with these initiatives began in the third quarter of 1995 and will continue through 1998, with most of the cash outlays occurring in 1996. During the third quarter, $2 million of severance was paid to 250 terminated employees. CIGNA has funded, and will continue to fund, these costs through liquid assets, and such funding will not have a material adverse effect on its liquidity. CIGNA expects that the cost reduction initiatives, when fully implemented, will result in annual cost savings of approximately $55 million after-tax, primarily based on the elimination of certain payroll costs and, to a lesser extent, lease costs.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology (for other than asbestos-related and environmental pollution exposures, which is discussed below) and significant issues affecting the estimation of loss reserves are described in its 1994 Form 10-K.

In summary, CIGNA's loss reserves of $17.6 billion and $16.8 billion as of September 30, 1995 and December 31, 1994, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many time-tested actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. Estimating property and casualty reserves is a complex process that relies heavily on judgment and is subject to uncertainties that are normal, recurring and inherent. CIGNA changes its estimate of the liability for insured events of prior years as new data become available. The effects of these changes, net of reinsurance, are charged or credited to income for the periods in which they are determined.

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

The following table shows the adverse (favorable) pre-tax effects on CIGNA's results of operations from prior year development, net of reinsurance, for the third quarter and nine months ended September 30:

====================================================================================================================================
                                          Three Months Ended September 30,                  Nine Months Ended September 30,
                                          ------------------------------------------------------------------------------------------
 (Dollars in millions)                         1995                     1994                     1995                       1994
------------------------------------------------------------------------------------------------------------------------------------
 Asbestos-related                        $194       16%             $16       9%           $255       18%            $30        9%
 Environmental pollution                  861       71               48      26             955       67             151       44
 Reinsurance exposures                     22        2               52      28              23        2              59       17
 Unrecoverable reinsurance                135       11                6       3             161       11              21        6
 Workers' compensation                     27        2               14       8              67        5              24        7
 Other                                    (30)      (2)              49      26             (40)      (3)             58       17
------------------------------------------------------------------------------------------------------------------------------------
 Total                                 $1,209      100%            $185     100%         $1,421      100%           $343      100%
====================================================================================================================================

CIGNA's reserves for asbestos-related and environmental pollution exposures were $765 million ($456 million, net of reinsurance) and $1.8 billion ($1.3 billion, net of reinsurance), respectively, as of September 30, 1995, compared with $594 million ($281 million, net of reinsurance) and $707 million ($542 million, net of reinsurance) as of December 31, 1994. Asbestos-related and environmental pollution reserves at September 30, 1994 were $632 million ($276 million, net of reinsurance) and $681 million ($522 million, net of reinsurance), respectively.

These reserves as of September 30, 1995 include the effects of charges recorded in the third quarter of 1995 as follows:

====================================================================================================================================
                                                                          Asbestos          Environmental             Total
                                                                       -------------------------------------------------------------
 (In millions)                                                          Gross       Net      Gross        Net      Gross        Net
------------------------------------------------------------------------------------------------------------------------------------
 Bulk reserve for reported claims                                         $84       $55      $559        $373       $643       $428
 Bulk reserve for incurred but not reported                               171       114       619         438        790        552
   claims
 Unrecoverable reinsurance                                                 --        25        --          50         --         75
------------------------------------------------------------------------------------------------------------------------------------
 Total                                                                   $255      $194    $1,178        $861     $1,433     $1,055
====================================================================================================================================

As discussed in CIGNA's 1994 Form 10-K, CIGNA historically has not been able to estimate its ultimate liabilities for asbestos-related and environmental pollution claims because of the significant uncertainties associated with them that are not generally present for other types of claims. Time-tested actuarial techniques have not been useful in attempting to estimate these liabilities because of the lack of developed case law and adequate claim history. However, as industry experience in dealing with these exposures has accumulated, various industry-related parties have evaluated newly-emerging methods for estimating asbestos-related and environmental pollution liabilities, and these methods have attained growing credibility. In addition, outside actuarial firms and others have developed data bases to supplement the information that can be derived from a company's claim files.

CIGNA has evaluated these methods and expanded its data bases of asbestos-related and environmental pollution claims. Using these recent developments, CIGNA completed a comprehensive review of its asbestos-related and environmental pollution exposures during the third quarter of 1995 and increased its related net reserves by approximately $1.1 billion. CIGNA's methodology, which was reviewed by an outside actuarial firm, consisted of a detailed analysis of its reported claims, using a stratified sampling approach. Reported claims representing approximately 50% of CIGNA's estimated asbestos-related exposure and approximately 75% of its estimated environmental pollution exposure were analyzed individually, with the results of the claim reviews extrapolated to the remainder of the reported claim population.

Each claim review involved analyzing various characteristics of the applicable policies, including their related attachment points, limits of liability, terms, conditions and exclusions. For environmental pollution claims, the reviews also evaluated damages per site using CIGNA's claim files and information from a site data base obtained from external and internal sources. The possible effects of Superfund reform were not considered. The claim reviews considered specific coverage defenses and the allocation and spreading of losses across policy periods and among other insurers and the policyholder. The previous history of payments and the type of business conducted by the policyholder were also considered. Based on this work, additional reserves for reported claims were established, as shown in the above table.

In addition, CIGNA also estimated reserves for incurred but not reported (IBNR) claims (also shown in the above table) by using the recent developments described above. For environmental pollution claims, the IBNR reserve was based on estimates of future development for sites yet to be identified, of additional claims related to currently-identified sites and of third party liability. For asbestos-related claims, the IBNR reserve was based on estimates of additional claims against known policyholders as well as claims against policyholders that have not yet asserted claims against CIGNA.

In addition to CIGNA's own reserve review, a state insurance department retained an outside actuarial consulting firm to review CIGNA's reserves in conjunction with a quadrennial NAIC zone examination of certain of CIGNA's property and casualty subsidiaries. That firm applied its methods, including its proprietary model, a loss development approach and a market share approach for estimating possible outcomes of asbestos-related and environmental pollution liabilities. The results of the firm's work, which was statistically based, corroborated, in the aggregate, the results of CIGNA's work, which was largely based on the judgment of experienced claims professionals in reviewing claim files, as described above. This corroboration between two different approaches to estimating CIGNA's asbestos-related and environmental pollution liabilities provided confidence in the results and supported CIGNA's decision to increase its reserves.

Reserves for environmental pollution claims and related incurred expense and payment activity include internal costs to manage such claims and disputes with policyholders over insurance coverage issues as well as external litigation-related costs for such disputes. Payments associated with disputed coverage issues will decline in the future, and eventually end, as the disputes or related issues are resolved. To present CIGNA's environmental pollution reserves and related activity that more directly relates to indemnity costs and costs to defend policyholders against environmental pollution claims for the nine months ended September 30, the following table excludes internal costs and external litigation-related costs for insurance coverage disputes.

===================================================================================
                                                     1995                  1994
                                                -------------          ------------
 (In millions)                                  Gross     Net          Gross    Net
-----------------------------------------------------------------------------------
 Beginning reserves                              $558    $397           $444   $285
 Plus incurred claims and claim adjustment
 expenses                                       1,181     854            146     97

 Less payments for claims and claim
 adjustment expenses                             (130)   (103)           (58)    (5)
-----------------------------------------------------------------------------------
 Ending reserves                               $1,609  $1,148           $532   $377
===================================================================================

Since the mid-1980's, when CIGNA established a separate unit to handle its asbestos-related and environmental pollution claims, it has followed an aggressive resolution strategy for these claims. When appropriate, CIGNA has settled claims with its policyholders, often obtaining full policy releases. While CIGNA believes that its ultimate asbestos-related and environmental pollution exposure has been reduced by this strategy, it has also resulted in accelerating the recognition of incurred and paid claims and claim adjustment expenses. A significant portion of the payments shown in the above table for 1995 are due to substantial settlements made pursuant to CIGNA's aggressive resolution strategy. Paid environmental pollution claims are expected to continue to be significant for the foreseeable future, but will vary depending on the level of settlement activity. There will be less variability in the future in the level of incurred claims and claim adjustment expenses because of the increase in reserves in the third quarter of 1995.

Superfund, originally enacted in 1980, expires this year and new legislation has been introduced in Congress. Any changes in Superfund relating to: (1) allocating responsibility; (2) funding cleanup costs; or (3) establishing cleanup standards could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

CIGNA's reserves for asbestos-related and environmental pollution claims, as increased in the third quarter, are a reasonable estimate of its ultimate liability for these claims, based on currently known facts, reasonable assumptions where the facts are not known, current law (including Superfund), and methodologies currently available. Reserving for these claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, or as new or improved methodologies are developed, CIGNA's estimates and judgments may be revised. Any such revisions could result in future changes in reserves or reinsurance recoverables for these claims, which would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in reserves or reinsurance recoverables on future results of operations could be material, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

Losses for reinsurance exposures for 1995 primarily reflect $15 million for London reinsurance exposures. For 1994, losses for reinsurance exposures primarily reflect a $40 million charge resulting from a third quarter review of reserves for certain reinsurance lines of business (principally closed books of business) other than London reinsurance exposures.

The increase in workers' compensation loss development in 1995, compared with 1994, primarily reflects unfavorable claim experience for experience-rated coverages.

Other prior year development in 1995 was primarily attributable to favorable reserve development on commercial packages and commercial fire lines of business, partially offset by unfavorable development on other long-term exposures. For the comparable period in 1994, other prior year development was primarily attributable to the general and excess liability line of business and other long-term exposures, partially offset by favorable reserve development on the commercial fire line of business.

CIGNA's reinsurance recoverables were approximately $7.0 billion and $7.1 billion as of September 30, 1995 and December 31, 1994, net of allowances of $672 million and $435 million, respectively.

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

Losses for unrecoverable reinsurance are principally due to the failure of reinsurers to indemnify CIGNA, primarily because of reinsurer insolvencies and disputes under reinsurance contracts. Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to professional liability, asbestos and London reinsurance market exposures. Reinsurance disputes may increase in the future, and are likely to include disputes related to environmental pollution. Allowances have been established for amounts deemed uncollectible. During the third quarter of 1995, CIGNA increased the allowance for uncollectible reinsurance by $210 million pre-tax, including $75 million, which is reported as asbestos-related and environmental pollution prior year development in the table on page 10. The remainder of the increase ($135 million) relates to CIGNA's assumed reinsurance business that it previously exited and domestic commercial business. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

In management's judgement, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

During the third quarter, CIGNA announced its plan to reorganize its domestic property and casualty subsidiaries into two separate operations. One operation will manage ongoing business and the other will manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. The plan is designed to create business structures that enhance management's focus on its specialist strategy and to position the ongoing business for future profitable growth, while at the same time providing dedicated, specialized resources to manage each operation separately and effectively. In addition, by placing the exposures associated with the run-off businesses in a legal entity separate from the ongoing operation, CIGNA expects to improve the claims paying rating for its ongoing operation. As part of its overall reorganization plan, which is subject to regulatory approval, CIGNA has committed to contribute $375 million of additional capital by December 31, 1995 to the run-off companies; such capital will be provided through internal sources. Regulatory approval is expected by year-end.

In early 1995, A.M. Best Company, Inc. ("Best") assigned the rating of A-, which was under review with "developing implications," to CIGNA's new domestic property and casualty pool group and downgraded the INA Domestic Pool Group to a B+ rating, which was under review with "negative implications". In October 1995 Best affirmed those ratings and removed the "under review" status of the ratings based on its review of the domestic property and casualty operations, including CIGNA's actions to strengthen its reserves for asbestos-related and environmental pollution exposures and to reorganize its businesses into two distinct operations. Best has indicated that it will review and issue ratings on CIGNA's reorganized operations after the reorganization receives final approval by the state insurance departments and that the ongoing operations are expected to be rated A-.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (principally debt service) and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities.

Other Operations had losses of $12 million and $38 million for the third quarter and nine months of 1995, compared with losses of $12 million and $41 million for the same periods last year. After-tax realized investment results for the third quarter and nine months of 1995 were gains of $4 million and $16
million, respectively.   After-tax realized investment results for the third
quarter and nine months of 1994 were gains of $3 million and losses of $3 million, respectively. Excluding after-tax realized investment results and a $20 million after-tax gain from the first quarter 1994 sale of a business, losses were $16 million and $15 million for the third quarters of 1995 and 1994; losses for the nine months of 1995 and 1994 were $54 million and $58 million. The declines in losses reflect overall lower expenses.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

During 1995, cash and cash equivalents increased slightly from $1.7 billion as of December 31, 1994 to $1.8 billion as of September 30, 1995. This increase primarily reflects deposits and interest credited, net of withdrawals, to contractholder deposit funds ($2.3 billion); proceeds from the issuance of long-term debt ($88 million); and cash flows from operating activities ($343 million), primarily resulting from the timing of cash receipts and cash disbursements. The increase in cash flows was partially offset by cash used for investing activities ($2.5 billion), primarily net investment purchases ($2.4 billion); and payments of dividends on CIGNA common stock ($164 million). Cash flow from operating activities was constrained by negative cash flow of approximately $300 million from the property and casualty business, reflecting claim payments related to insurance reserves established in prior periods.

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

CIGNA had $1.07 billion of long-term debt outstanding at September 30, 1995, compared with $1.39 billion at December 31, 1994. The decrease in long-term debt primarily reflects (1) the reclassification of $150 million of CIGNA's 8% Notes due September 1996 to short-term, and (2) conversions of $89 million of CIGNA's 8.2% Convertible Debentures due in 2010 into 1.3 million shares of CIGNA common stock. In addition, as a result of CIGNA's redemption (at par plus accrued interest) of all unconverted 8.2% Convertible Debentures on November 2, 1995, the remaining portion of such debt ($158 million) was reclassified to short-term debt as of September 30, 1995. Substantially all of this debt was converted into common stock as of the redemption date. The decline in long-term debt was partially offset by the issuance of $25 million of 7.17% Notes due in 2002, $25 million of 8.16% Notes due in 2000 and $36 million of medium-term notes. The proceeds from these issuances were used for general corporate purposes. As of September 30, 1995, CIGNA had $800 million remaining under a shelf registration statement that may be issued as debt, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At September 30, 1995, CIGNA's short-term debt, primarily current maturities of long-term debt and commercial paper, amounted to $571 million, an increase of $300 million from December 31, 1994, primarily reflecting the reclassification of currently maturing debt to short-term debt discussed above.

CIGNA contributed approximately $250 million of capital during 1994 to the domestic property and casualty operations, as a result of continued losses. As previously discussed in the Property and Casualty section, during the third quarter CIGNA announced its plan to reorganize its domestic property and casualty subsidiaries into two separate operations. CIGNA has committed to contribute $375 million, contingent upon approval of the reorganization; such funds will be provided through internal sources.

Standard & Poor's upgraded the outlook for CIGNA's corporate debt ratings from negative to stable and Duff & Phelps announced that it expects to reaffirm CIGNA's corporate debt and commercial paper ratings if the domestic property and casualty reorganization plan is approved.

INVESTMENT ASSETS

======================================================================================
                                                      September 30,     December 31,
 (In millions)                                                1995              1994
--------------------------------------------------------------------------------------
 Fixed maturities:  at fair value                          $22,866           $18,521
 Fixed maturities:  at amortized cost                       11,943            12,296
 Equity securities                                             792             1,806
 Mortgage loans                                             10,433             9,970
 Real estate                                                 1,692             1,747
 Other                                                       7,826             6,579
--------------------------------------------------------------------------------------
 Total investment assets                                   $55,552           $50,919
======================================================================================


Additional information regarding CIGNA's investment assets is included in Note 3 to the third quarter 1995 Financial Statements and Notes 1, 3 , 4 and 18 to the 1994 Financial Statements as well as the 1994 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

======================================================================================
                                                      September 30,     December 31,
 (In millions)                                                1995              1994
--------------------------------------------------------------------------------------
 Fixed maturities                                              31%               32%
 Mortgage loans                                                56%               57%
 Real estate                                                   59%               55%
======================================================================================

  FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks. As of September 30, 1995, fixed maturities classified as available for sale, including policyholder share, had an aggregate fair value that was greater (less) than amortized cost by approximately $1.3 billion, compared with approximately ($378) million as of December 31, 1994. The increase in unrealized appreciation primarily reflects the downward movement in interest rates since December 31, 1994.

     QUALITY RATINGS

Quality ratings for bonds were as follows (shown as a percentage of bonds):

======================================================================================
                                                      September 30,     December 31,
 (In millions)                                                1995              1994
--------------------------------------------------------------------------------------
 Investment grade                                             95%               94%
 Below investment grade:
    Available for sale                                         2                 1
    Held to maturity                                           3                 5
--------------------------------------------------------------------------------------
 Total                                                       100%              100%
======================================================================================

The quality ratings of CIGNA's below investment grade bonds (BA and below, or equivalent) are concentrated toward the higher end of the non-investment grade spectrum. Approximately 29% of below investment grade securities relate to policyholder contracts.

     PROBLEM BONDS

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. Problem bonds, including amounts attributable to policyholder contracts, and related cumulative write-downs were as follows:


=====================================================================================
                                                        September 30,   December 31,
 (In millions)                                                   1995           1994
-------------------------------------------------------------------------------------
 Delinquent bonds                                                $174           $156
    Less cumulative write-downs                                    77             54
                                                               -------       --------
                                                                   97            102
                                                               -------       --------
 Restructured bonds                                               276            270
    Less cumulative write-downs                                    59             65
                                                               -------       --------
                                                                  217            205
-------------------------------------------------------------------------------------
 Problem bonds                                                   $314           $307
=====================================================================================

     POTENTIAL PROBLEM BONDS

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, were $119 million as of September 30, 1995, compared with $141 million as of December 31, 1994. There were no cumulative write-downs for potential problem bonds as of September 30, 1995 and December 31, 1994.

     CUMULATIVE WRITE-DOWNS FOR BONDS

The activity in cumulative write-downs for bonds during the nine months ended September 30 was as follows:

=======================================================================================
                                  1995                               1994
                    ------------------------------   ------------------------------
                       Policy-                            Policy-
                        holder                             holder
 (In millions)       Contracts     CIGNA    Total       Contracts     CIGNA   Total
----------------------------------------------------------------------------------------
 Beginning balance -
   January 1               $50       $73     $123             $54       $69    $123

 Additions to
   cumulative
   write-downs              18        28       46              16        14      30

 Charge-offs upon
   sales,
   repayments and
   other                   (15)      (11)     (26)            (11)      (13)    (24)

 Transfers to equity
   securities               (1)       (2)      (3)             (4)       (2)     (6)
--------------------------------------------------------------------------------------

 Ending balance -
   September 30            $52       $88     $140             $55       $68    $123
=======================================================================================


Included in the total ending balances above as of September 30, 1995 and 1994 as well as the balance at December 31, 1994 were $4 million for bonds no longer classified as problem or potential problem bonds.

The adverse after-tax effect of write-downs on CIGNA's results for the quarter and nine months ended September 30, 1995 was $12 million and $18 million, respectively, compared with $2 million and $9 million for the same periods of 1994.

During the nine months of 1995 and 1994, bonds with a carrying value of $3 million and $27 million, respectively, were restructured into equity securities. As of September 30, 1995 and 1994, CIGNA had cumulative write-downs for equity securities of $60 million (including $16 million attributable to policyholder contracts), compared with $75 million (including
$30 million attributable to policyholder contracts).   As of December 31, 1994,
cumulative write-downs were $57 million (including $14 million attributable to policyholder contracts).

     EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. The adverse effect of non-accruals for bonds (in total and by type) on policyholder contracts and on CIGNA's results is shown in the following table:

==============================================================================================================
                              Three Months Ended                               Nine Months Ended
                                 September 30,                                   September 30,
                   ----------------------------------------         ------------------------------------------
                          1995                    1994                    1995                     1994
                   ------------------     -----------------         ------------------     -------------------
                   Policy-                Policy-                   Policy-                Policy-
                    holder                 holder                    holder                 holder
 (In millions)   Contracts     CIGNA    Contracts     CIGNA       Contracts      CIGNA   Contracts     CIGNA
--------------------------------------------------------------------------------------------------------------
 Net investment
 income under
 original
 contract terms         $5       $10           $7       $10             $16        $31         $19       $31

 Less net
 investment
 income received         1         3            2         3               6         11           8        11
                   ------------------     -----------------         ------------------     -------------------

 Forgone
 investment
 income                  4         7            5         7              10         20          11        20

 Tax effect             --        (2)          --        (2)             --         (7)         --        (7)
--------------------------------------------------------------------------------------------------------------

 Net effect of
  non-accruals          $4        $5           $5        $5             $10        $13         $11       $13
==============================================================================================================

 Forgone
 investment
 income by type:

      Delinquent
        bonds           $2        $5           $2        $5              $5        $13          $5       $12

      Restructured
        bonds            2         2            3         2               5          7           6         8
                   ------------------     -----------------         ------------------     -------------------
 Forgone
 investment
 income                  4         7            5         7              10         20          11        20

 Tax effect             --        (2)          --        (2)             --         (7)         --        (7)
--------------------------------------------------------------------------------------------------------------

 Net effect of
  non-accruals          $4        $5           $5        $5             $10        $13         $11       $13
==============================================================================================================

     MORTGAGE LOANS

======================================================================================
                                                       September 30,    December 31,
                                                                1995            1994
--------------------------------------------------------------------------------------
 Mortgage loans (in millions)                                $10,433          $9,970
 By property type:
    Office buildings                                             36%             37%
    Retail facilities                                            42              39
    Apartment buildings                                          10              11
    Hotels                                                        6               7
    Other                                                         6               6

 Total                                                          100%            100%
======================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

Adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the nine months of 1995, $606 million of mortgage loans was scheduled to mature, of which $165 million was paid in full, $114 million was extended at existing loan rates for a weighted average of seven months and $246 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. A significant portion of the remaining scheduled maturities was problem mortgage loans ($43 million -- foreclosed; $17 million -- restructured; and $12 million -- delinquent). The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

          PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue, generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity. As of September 30, 1995, restructured mortgage loans with a carrying value of approximately $350 million had their original maturity dates extended, with an average extension of approximately four years. Restructured mortgage loans generated annualized cash returns averaging approximately 7 1/2% as of September 30, 1995. During the nine months of 1995, approximately $70 million of restructured mortgage loans were reclassified to loans in good standing since they were performing under the terms of the restructured loan agreement and, at the time of restructure, such terms were generally equivalent to terms that CIGNA was willing to accept for a comparable new loan.

Problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

=============================================================================
                                               September 30,    December 31,
 (In millions)                                          1995            1994
-----------------------------------------------------------------------------
 Delinquent mortgage loans                              $100            $249
    Less valuation reserves                               16              58
                                                        -----         -------
                                                          84             191
                                                        -----         -------
 Restructured mortgage loans                             546             671
    Less valuation reserves                               43              66
                                                        -----         -------
                                                         503             605
-----------------------------------------------------------------------------
 Problem mortgage loans                                 $587            $796
=============================================================================

          POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification, 2) fully current loans for which the borrower has requested restructuring and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. As of September 30, 1995, all potential problem mortgage loans were fully current under their original terms. Potential problem mortgage loans, including amounts attributable to policyholder contracts, and related valuation reserves were as follows:

======================================================================================
                                                    September 30,       December 31,
 (In millions)                                               1995               1994
--------------------------------------------------------------------------------------
 Potential problem mortgage loans before reserves            $247               $405
    Less valuation reserves                                    25                 55
--------------------------------------------------------------------------------------
 Potential problem mortgage loans                            $222               $350
======================================================================================


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

          VALUATION RESERVES FOR MORTGAGE LOANS

The activity in valuation reserves for mortgage loans during the nine months ended September 30 was as follows:

=====================================================================================
                                  1995                              1994
                     ---------------------------          ---------------------------
                       Policy-                            Policy-
                        holder                             holder
 (In millions)       Contracts     CIGNA   Total        Contracts     CIGNA   Total
-------------------------------------------------------------------------------------
 Beginning balance -
   January 1               $95       $84    $179             $105      $111    $216

 Net increase
 (decrease) in
   valuation reserves        4        (1)      3               24        12      36

 Charge-offs upon
   repayments and other    (18)      (26)    (44)             (18)      (15)    (33)

 Transfers to real
   estate                  (22)      (32)    (54)             (10)      (19)    (29)
-------------------------------------------------------------------------------------
 Ending balance -
   September 30            $59       $25     $84             $101       $89    $190
=====================================================================================


The after-tax effect of the net increase (decrease) in valuation reserves on CIGNA's results was a charge (benefit) of $2 million and ($1) million for the third quarter and nine months of 1995, compared with $2 million and $8 million for the same periods of 1994.

          EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. The adverse (favorable) effect of non-accruals for mortgage loans (in total and by type) on policyholder contracts and on CIGNA's results is shown in the following table:

===============================================================================================================
                              Three Months Ended                               Nine Months Ended
                                 September 30,                                   September 30,
                   -----------------------------------------        -------------------------------------------
                          1995                    1994                    1995                     1994
                   -----------------      ------------------        -------------------    --------------------
                   Policy-                Policy-                   Policy-                Policy-
                    holder                 holder                    holder                 holder
 (In millions)   Contracts     CIGNA    Contracts     CIGNA       Contracts      CIGNA   Contracts     CIGNA
---------------------------------------------------------------------------------------------------------------
 Net investment
 income under
 original
 contract terms        $11        $6          $18       $11             $37        $22         $59       $35

 Less net
 investment
 income received        12         5           14         6              33         21          40        21
                   -----------------      ------------------        -------------------    --------------------

 Forgone
 investment
 income                 (1)        1            4         5               4          1          19        14

 Tax effect             --        --           --        (2)             --         --          --        (5)
---------------------------------------------------------------------------------------------------------------

 Net effect of
  non-accruals         ($1)       $1           $4        $3              $4         $1         $19        $9
===============================================================================================================

 Forgone
 investment
 income by type:

      Delinquent
      mortgage
      loans             $1        $1           $3        $3              $4       $ --         $10        $9

      Restructured
      mortgage
      loans             (2)       --            1         2              --          1           9         5
                   -----------------      ------------------        -------------------    --------------------

 Forgone
 investment
 income                 (1)        1            4         5               4          1          19        14

 Tax effect             --        --           --        (2)             --         --          --        (5)
---------------------------------------------------------------------------------------------------------------

 Net effect of
  non-accruals         ($1)       $1           $4        $3              $4         $1         $19        $9
===============================================================================================================


     REAL ESTATE

Investment real estate includes real estate held for the production of income and real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans (foreclosure properties).

Investment real estate, including amounts attributable to policyholder contracts, and related cumulative write-downs and valuation reserves were as follows:

=====================================================================================
                                                         September 30,  December 31,
 (In millions)                                                    1995          1994
-------------------------------------------------------------------------------------
 Real estate held for sale (primarily foreclosure               $1,297        $1,228
   properties)

    Less cumulative write-downs                                    325           281

    Less valuation reserves                                         59            55
                                                                -------        ------
                                                                   913           892
                                                                -------        ------
 Real estate held for the production of income                     829           904

    Less valuation reserves                                         50            49
                                                                -------        ------
                                                                   779           855
-------------------------------------------------------------------------------------
 Investment real estate                                         $1,692        $1,747
=====================================================================================


          REAL ESTATE WRITE-DOWNS AND RESERVES

The activity in cumulative write-downs and valuation reserves for real estate during the nine months ended September 30 was as follows:


====================================================================================
                                  1995                              1994
                       -------------------------          --------------------------
                       Policy-                            Policy-
                        holder                             holder
 (In millions)       Contracts     CIGNA   Total        Contracts     CIGNA   Total
------------------------------------------------------------------------------------
 Beginning balance -
    January 1             $212      $173    $385             $239      $160    $399

 Additions to
    cumulative
    write-downs              7         4      11                9         6      15

 Net increase in
    valuation
    reserves                 7         4      11                3         4       7

 Charge-offs upon
    sales and
    other                  (18)       (9)    (27)             (51)      (17)    (68)

 Transfers from
    mortgage loans          22        32      54               10        19      29
------------------------------------------------------------------------------------
 Ending balance -
    September 30          $230      $204    $434             $210      $172    $382
====================================================================================


There was no adverse after-tax effect from write-downs and valuation reserves on CIGNA's results for the quarter ended September 30, 1995, compared with $3 million for the same period last year. The adverse after-tax effect from write-downs and the net increase in valuation reserves on CIGNA's results for the nine months ended September 30, 1995 was $5 million, compared with $7 million for the nine months of 1994.

 SUMMARY

The adverse (favorable) effects of non-accruals as well as write-downs and changes in valuation reserves ("write-downs and reserves") on policyholder contracts and on CIGNA's results were as follows:

====================================================================================================
                                 Three Months Ended                     Nine Months Ended
                                   September 30,                          September 30,
                          ------------------------------     ---------------------------------------
                               1995                1994              1995                 1994
                          ---------------   --------------     ---------------     -----------------
                          Policy-           Policy-            Policy-             Policy-
                           holder            holder             holder              holder
(In millions)           Contracts  CIGNA  Contracts   CIGNA  Contracts   CIGNA   Contracts     CIGNA
-----------------------------------------------------------------------------------------------------
 Write-downs and reserves:
     Bonds                     $9    $12         $6      $2        $18     $18         $16        $9
     Mortgage loans             4      2          9       2          4      (1)         24         8
     Real estate                3     --         (1)      3         14       5          12         7
-----------------------------------------------------------------------------------------------------
Total                         $16    $14        $14      $7        $36     $22         $52       $24
====================================================================================================
Non-accruals:
     Bonds                     $4     $5         $5      $5        $10     $13         $11       $13
     Mortgage loans            (1)     1          4       3          4       1          19         9
-----------------------------------------------------------------------------------------------------
Total                          $3     $6         $9      $8        $14     $14         $30       $22
====================================================================================================

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds or an insurer defending coverage claims brought against it by its policyholders or other insurers. One such area of litigation involves policy coverage and judicial interpretation of legal liability for asbestos-related and environmental pollution claims.

          While the outcome of all litigation involving CIGNA, including insurance-related litigation, cannot be determined, litigation (including that related to asbestos and environmental pollution claims) is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. Also, reinsurance recoveries related to claims in litigation, net of allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to results of operations, liquidity or financial condition.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  See Exhibit Index.

          (b)  CIGNA filed the following Reports on Form 8-K:

               - dated October 31, 1995 containing a news release regarding its third quarter results; and

               - dated October 2, 1995 regarding plans to strengthen net reserves for asbestos-related and environmental pollution claims and other exposures by $1.2 billion and restructure the domestic property and casualty operations.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                   CIGNA CORPORATION



                                   By /s/ Gary A. Swords
                                      ------------------------
                                      Gary A. Swords
                                      Vice President and
                                      Chief Accounting Officer

Date: November 14, 1995

                                 Exhibit Index



                                             Method of
Number    Description                          Filing
------    -----------                        ----------
10.1      Description of July 26, 1995       Filed herewith.
          Amendment to CIGNA
          Supplemental Pension Plan

10.2      Description of July 26, 1995       Filed herewith.
          Amendment to the CIGNA Corporation
          Severance Benefits Plan for
          Members of the Executive Group

10.3      Description of Stock Compensation  Filed herewith.
          Plan for Non-Employee Directors
          of CIGNA Corporation, as amended
          and restated, effective
          July 1, 1995

11        Computation of Earnings            Filed herewith.
          Per Share

12        Computation of Ratio of            Filed herewith.
          Earnings to Fixed Charges

27        Financial Data Schedule            Filed herewith.