Form 10-K
period 1995-12-31
CIGNA CORP
filed 1996-03-29
CIK 701221

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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
  Common Stock, Par Value $1;              New York Stock Exchange, Inc.
        Preferred Stock                     Pacific Stock Exchange, Inc.
        Purchase Rights                  Philadelphia Stock Exchange, Inc.

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
                                               ----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996, was approximately $9.0 billion.

     As of March 1, 1996, 76,458,246 shares of the registrant's Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to shareholders for the year ended December 31, 1995 (the "1995 Annual Report"). Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 19, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         -----
PART I
Item 1.     Business..................................................................       1
            A.  Description of Business...............................................       1
            B.  Financial Information about Industry Segments.........................       1
            C.  Employee Life and Health Benefits.....................................       2
            D.  Employee Retirement and Savings Benefits..............................       6
            E.  Individual Financial Services.........................................       9
            F.  Property and Casualty.................................................      13
            G.  Investments and Investment Income.....................................      24
            H.  Regulation............................................................      28
            I.   Ratings..............................................................      30
            J.   Miscellaneous........................................................      32
Item 2.     Properties................................................................      32
Item 3.     Legal Proceedings.........................................................      32
Item 4.     Submission of Matters to a Vote of Security Holders.......................      33
PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....      34
Item 6.     Selected Financial Data...................................................      34
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................      34
Item 8.     Financial Statements and Supplementary Data...............................      34
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure................................................................      34
PART III
Item 10.    Directors and Executive Officers of the Registrant........................      34
            A.  Directors of the Registrant...........................................      34
            B.  Executive Officers of the Registrant..................................      34
            C.  Compliance with Section 16(a) of the Securities Exchange Act..........      34
Item 11.    Executive Compensation....................................................      34
Item 12.    Security Ownership of Certain Beneficial Owners and Management............      35
Item 13.    Certain Relationships and Related Transactions............................      35
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........      35
Signatures............................................................................      36
Index to Financial Statement Schedules................................................    FS-1
Index to Exhibits.....................................................................     E-1

                                     PART I

Item 1. BUSINESS

A. Description of Business

     With shareholders' equity of $7.2 billion, revenues of $19.0 billion and assets of $95.9 billion as of December 31, 1995, CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned insurance organizations in the United States and one of the principal United States companies in the financial services industry. Unless the context otherwise indicates, the terms "CIGNA" and the "Company," when used herein, refer to one or more of CIGNA Corporation and its consolidated subsidiaries. Although CIGNA Corporation is not an insurance company, its subsidiaries are major providers of group life and health insurance, managed care products and services, retirement products and services, individual financial services, and property and casualty insurance. CIGNA is one of the largest international insurance organizations based in the United States, measured by international revenues, and one of the largest investor-owned health maintenance organizations ("HMO") in the United States, based on the number of members. CIGNA's major insurance subsidiaries, Connecticut General Life Insurance Company ("CG Life") and Insurance Company of North America ("ICNA"), are among the oldest insurance companies in the United States, with ICNA tracing its origins to 1792 and CG Life to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through the following operating divisions, the financial results of which are reported in the following segments:

        Employee Life and Health Benefits Segment (beginning on page two) CIGNA HealthCare
        CIGNA Group Insurance: Life, Accident, Disability

        Employee Retirement and Savings Benefits Segment (beginning on page six) CIGNA Retirement & Investment Services

        Individual Financial Services Segment (beginning on page nine) CIGNA Individual Insurance
        CIGNA Reinsurance: Life, Accident, Health

        Property and Casualty Segment (beginning on page 13)
        CIGNA Property & Casualty
        CIGNA International

     Investment results produced by CIGNA Investment Management on behalf of CIGNA's insurance operations are reported in each segment's results or in Other Operations. The other businesses of CIGNA Investment Management are described on page 28, and financial results for these businesses are reported in Other Operations.

B. Financial Information about Industry Segments

     All financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to 1994 and 1993 financial information to conform with the 1995 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1994, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

     Revenues, income (loss) before income taxes, and identifiable assets attributable to each of CIGNA's business segments and Other Operations are set forth in Note 13 and those attributable solely to foreign operations are set forth in Note 14 to CIGNA's 1995 Financial Statements.

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

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                    1995          1994          1993
                                                                   ------        ------        ------
                                                                             (IN MILLIONS)
    Indemnity:
      Medical...................................................   $1,973        $1,854        $1,875
      Life......................................................    1,754         1,813         1,627
      Long-term Disability......................................      388           422           427
      Dental....................................................      384           374           324
      Accidental Death and Dismemberment........................      249           253           260
      Short-term Disability.....................................       86            93            91
      Other.....................................................       20            17            18
                                                                   ------        ------        ------
        Total...................................................    4,854         4,826         4,622
    Prepaid Health and Dental Care..............................    3,281         3,018         2,816
                                                                   ------        ------        ------
    Total Premiums and Fees.....................................   $8,135        $7,844        $7,438
                                                                   =======       =======       =======

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

     The indemnity products named in the above table are available on an experience-rated basis as well as through traditional insurance arrangements, in which CIGNA assumes the full insurance risk for a set premium. Certain group indemnity coverages, primarily medical and dental, also are available through alternative funding programs under which the customer assumes all or a portion of the responsibility for funding claims, with CIGNA providing combinations of administrative and claim services and insurance for a fee or premium charge. Alternative funding programs, primarily consisting of "minimum premium" arrangements and administrative services only ("ASO") plans, constituted 54% of business volume (premiums and fees plus premium equivalents) in 1995. Premium equivalents generally represent paid claims and are additional premiums that would have been earned under minimum premium and ASO contracts if they had been written as traditional indemnity or health maintenance organization ("HMO") programs. In minimum premium business, the policyholder funds claims up to a predetermined aggregate amount and CIGNA funds claims exceeding that amount. Under ASO plans, the policyholder is responsible for funding all claims and CIGNA provides administrative services for a fee; CIGNA also may provide stop-loss insurance for claims in excess of a predetermined amount. Alternative funding programs and their effect on CIGNA's results are more fully described on page 11 of the Management's Discussion and Analysis ("MD&A") section of CIGNA's 1995 Annual Report.

     CIGNA offers both group term life and group universal life insurance products. Approximately 8,000 group life insurance policies covering approximately 13.3 million lives were outstanding as of December 31, 1995. The following table shows group life insurance in force and termination data.

                                                                 YEAR ENDED DECEMBER 31
                                                           -----------------------------------
                                                             1995         1994         1993
                                                           ---------    ---------    ---------
                                                           (DOLLARS IN ROUNDED MILLIONS)
In force, end of year....................................  $ 522,000    $ 523,000    $ 512,000
                                                            ========     ========     ========
Cancellations (lapses and expirations)...................  $  51,000    $  44,000    $  53,000
                                                            ========     ========     ========

     CIGNA markets long-term and short-term disability products in all states and statutorily required disability plans in certain states. These products generally provide a fixed level of income to replace a portion of earned income lost because of disability. Personal accident coverages, which consist primarily of accidental death and dismemberment and travel accident insurance, are provided to employers, associations and other groups.

     Disability management and medical cost containment services provided by CIGNA help insurers and employers reduce the cost of their benefit programs. CIGNA provides managed mental health and substance abuse coverage and services to HMOs, insurers and employers through a national network of mental health specialists, some of whom are employees of CIGNA. CIGNA also offers managed pharmacy benefit programs through CIGNA's HMOs.

     To control their health care costs, many employers have changed and others are changing their benefit plan design by introducing or expanding managed care features. Managed care products promote effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. While HMOs are generally the most cost-efficient form of managed care, many employers offer their employees a choice of benefit and cost options. CIGNA provides these options through HMOs, preferred provider organizations ("PPOs") both with and without primary care gatekeepers and traditional indemnity coverage as well as through integrated products, which may include all four. Integrated products are available under alternative funding as well as traditional insurance arrangements. These products may include contract provisions under which CIGNA assumes the risk for costs exceeding specified levels.

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

     CIGNA's indemnity business includes arrangements with doctors, hospitals and other independent providers to form PPOs. Under a typical PPO arrangement, CIGNA reimburses PPO participants at a higher percentage for the costs of medical care obtained from contracted providers (who charge on a discounted rate basis) than it does for care obtained from non-contracted providers. When a PPO has a gatekeeper, the higher reimbursement level is available if a participant first consults a contracted primary care physician before consulting a contracted specialist.

     As of December 31, 1995, CIGNA's HMOs and PPOs served all or part of 42 states, the District of Columbia and Puerto Rico. The table below shows the number of HMO networks and members in total and for each HMO model as well as the number of gatekeeper PPO networks and members for the periods presented. Members include participants under traditional and alternative funding programs.

                                                       AS OF DECEMBER 31,
                               ------------------------------------------------------------------
                                       1995                   1994                   1993
                               --------------------   --------------------   --------------------
                                           APPROX.                APPROX.                APPROX.
                                NO. OF     NO. OF      NO. OF     NO. OF      NO. OF     NO. OF
                               NETWORKS    MEMBERS    NETWORKS    MEMBERS    NETWORKS    MEMBERS
                               --------   ---------   --------   ---------   --------   ---------
HMOs:
  Staff Models...............      4        633,000       4        668,000       3        634,000
  IPA Models.................     37      2,488,000      37      2,138,000      40      1,630,000
  Mixed Models...............      5        522,000       5        505,000       5        424,000
                                  --                     --                     --
                                          ---------              ---------              ---------
Subtotal HMOs................     46      3,643,000      46      3,311,000      48      2,688,000
                                  ==                     ==                     ==
Gatekeeper PPOs..............     29        237,000      25        190,000      15        107,000
                                  ==                     ==                     ==
                                          ---------              ---------              ---------
Total Members................             3,880,000              3,501,000              2,795,000
                                          =========              =========              =========

     To maintain and enhance the quality of health care delivered in its HMOs, CIGNA has initiated the development of standard performance measurements for affiliated physicians, hospitals and other providers. CIGNA is in the process of seeking accreditation of all of its HMOs by external accrediting agencies as validation of its quality programs. To date, 27 of CIGNA's 46 HMOs have been accredited.

     The table below shows the number of PPO networks and participants for the periods presented.

                                                          AS OF DECEMBER 31,
                            -------------------------------------------------------------------------------
                                     1995                        1994                        1993
                            -----------------------     -----------------------     -----------------------
                                         APPROX.                     APPROX.                     APPROX.
                             NO. OF       NO. OF         NO. OF       NO. OF         NO. OF       NO. OF
                            NETWORKS   PARTICIPANTS     NETWORKS   PARTICIPANTS     NETWORKS   PARTICIPANTS
                            --------   ------------     --------   ------------     --------   ------------
PPOs (excluding Gatekeeper
  PPOs)...................     79        1,027,000         74         914,000          67         742,000
                            ========    ==========      ========   ==========       ========   ==========

     CIGNA also offers prepaid dental coverage, using networks of independent providers in most states, serving approximately 2.3 million, 2.0 million and 1.7 million participants as of December 31, 1995, 1994 and 1993, respectively.

                                  Distribution

     The indemnity products of this segment are distributed primarily by employed group sales representatives through national and other insurance brokers and insurance consultants. Sales of prepaid health care products are made to employers by CIGNA's sales representatives and through insurance brokers. In 1995, a dedicated sales force for the Medicare risk product began operating in five markets. Salaried representatives sell disability management, medical and disability cost containment, and managed mental health and substance abuse services directly to insurance companies, HMOs and employer groups. Salaried enrollment specialists enroll employees in group life insurance, HMOs and related programs at the worksite. As of December 31, 1995, the field sales force for the products of this segment consisted of approximately 530 sales representatives in 112 field locations.

                              Pricing and Reserves

     Premiums and fees charged for group indemnity and prepaid products reflect assumptions about future claims, expenses, credit risk, investment returns, competitive considerations and target profit margins. Premiums and fees charged for prepaid health and dental products and PPOs also reflect assumptions about the impact of provider contracts and utilization management. Most of the premium volume for the indemnity business is established on an experience-rated basis, in which premiums may be adjusted to reflect actual claims experience, administrative expenses and income from investable funds attributable to a given policyholder. All other premiums are based on a guaranteed-cost method, for which there is no retrospective adjustment for actual experience. Both guaranteed-cost and experience-rated contracts generally permit annual rate adjustments.

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of experience-rated policies.

     Interest on reserve and fund balances is credited to experience-rated policyholders through rates that are either set at the Company's discretion or based on actual investment performance. Generally, for interest-crediting rates set at the Company's discretion, higher rates are credited to long-term funds than to short-term funds, reflecting the fact that higher yields are generally available on investments of longer maturities. For 1995, the rates of interest credited ranged from 4.2% to 8.5%.

     Approximately one-third of the reserves comprise liabilities that will be paid within one year, primarily for group life, medical and prepaid health claims. The remainder primarily includes liabilities for long-term disability benefits and group life insurance benefits for disabled individuals.

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

                                  Competition

     Group indemnity insurance and prepaid health care businesses are highly competitive. No one competitor or small number of competitors is dominant across the country, although in certain locations some HMOs dominate the sales of traditional prepaid products. A large number of insurance companies and other entities compete in offering similar products. Competition exists both for employer-policyholders and for the employees in those instances where the employer offers the products of more than one company. Most group policies are subject to Company review and renewal on an annual basis, and policyholders may seek competitive quotations from several sources prior to renewal.

     The principal competitive factors that affect this segment are price; quality of service; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales. Being responsive to the needs of employee-consumers as well as of employers is important. For certain products with longer-term liabilities, financial strength of the insurer as indicated by ratings issued by nationally recognized rating agencies is also a competitive factor. For more information concerning insurance ratings, see "Ratings" on page 30.

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

     CIGNA is one of the largest investor-owned insurance company providers of group life and health indemnity insurance, based on premiums and premium equivalents, and one of the largest investor-owned HMOs, based on the number of members. It is the leading provider of group accident insurance, and the second largest provider of group long-term disability coverages, based on premiums.

                               Health Care Reform

     Federal and state proposals have been made (and, in some states, adopted) to achieve some insurance reforms and to require managed care networks to admit any willing providers and place other limitations on the ability of managed care companies to form and operate efficient networks of doctors, hospitals and pharmacies. Multiple layers of regulation would result if the states enacted legislation different from federal standards. Because reform measures that may ultimately be adopted are not known, CIGNA cannot predict the effect that health care reform will have on its business operations.

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

     Net earned premiums and fees for, and deposits to, general, separate and investment advisory accounts for this segment for the year ended December 31 were as follows:

                                                                         1995       1994       1993
                                                                        ------     ------     ------
                                                                               (IN MILLIONS)
    Premiums and Fees:
      General Account:
        Guaranteed...................................................   $  113     $   63     $  151
        Experience-rated.............................................       96         91         99
                                                                        ------     ------     ------
                                                                           209        154        250
      Separate Accounts..............................................       49         47         46
                                                                        ------     ------     ------
        Total Premiums and Fees......................................   $  258     $  201     $  296
                                                                        =======    =======    =======
    Deposits:
      General Account:
        Guaranteed...................................................   $  359     $  166     $  102
        Experience-rated.............................................    1,492      1,104      1,271
                                                                        ------     ------     ------
                                                                         1,851      1,270      1,373
      Separate Accounts..............................................    1,576      1,638      1,164
      Investment Advisory Accounts...................................       85         61         75
                                                                        ------     ------     ------
        Total Deposits...............................................   $3,512     $2,969     $2,612
                                                                        =======    =======    =======

     Assets under management for this segment as of December 31 were as follows:

                                                                       1995         1994         1993
                                                                     --------     --------     --------
                                                                               (IN MILLIONS)
      General Account(1):
        Guaranteed................................................   $  4,345     $  3,934     $  4,259
        Experience-rated..........................................     16,815       16,380       17,281
                                                                     --------     --------     --------
                                                                       21,160       20,314       21,540
      Separate Accounts...........................................     16,200       12,917       12,301
      Investment Advisory Accounts................................        823          651          628
                                                                     --------     --------     --------
          Total(1)................................................   $ 38,183     $ 33,882     $ 34,469
                                                                     ========     ========     ========

---------------
Assets under management include assets managed by third-party managers.

(1) General Account assets under management reflect unrealized appreciation (depreciation) of $1.0 billion, ($233) million and $521 million as of December 31, 1995, 1994 and 1993, respectively, as a result of SFAS No. 115.

                         Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. CIGNA's primary marketing emphasis is on defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years. Defined contribution plan assets amounted to approximately $19.3 billion, or 51% of assets under management, for this segment as of December 31, 1995, compared with $16.6 billion, or 49%, as of December 31, 1994. The balance of this segment's assets under management relate to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

     CIGNA sells investment products and investment management services, either separately or as full-service packages with administrative and other professional services, to pension plan sponsors. Traditionally, CIGNA's marketing emphasis has been on sales of full-service products that include investment management and pension services to small and middle market customers with plan assets of up to $50 million. In recent years, however, this emphasis has expanded to include sales to sponsors of larger plans that look to CIGNA to provide a full-service package or look to more than one entity to provide actuarial, administrative or investment services and products, or combinations thereof. For defined contribution plans, principally 401(k) plans, CIGNA markets products that offer investment management services and plan level and participant recordkeeping, as well as employee communications, enrollment, plan design, technological support and other consulting services. For defined benefit plans, CIGNA offers investment, administrative and professional services, including recordkeeping, plan documentation, and actuarial valuation and consulting. Investment management services for CIGNA's defined contribution and defined benefit products are provided by CIGNA and by third-party managers. In addition, CIGNA offers single premium annuities, both on guaranteed and experience-rated bases, and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     Pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts") of CG Life. The General Account supports both guaranteed and experience-rated contracts. Guaranteed contracts comprise single premium annuities and GICs. As of December 31, 1995, guaranteed single premium annuities accounted for $3.0 billion and GICs accounted for $1.4 billion of General Account assets under management for the Employee Retirement and Savings Benefits segment, compared with $2.6 billion and $1.3 billion as of December 31, 1994.

     For 1995, the interest rate on reserves for guaranteed single premium annuities ranged from 3.25% to 12.75%, with a weighted average of 8.71%. The rate of interest credited in 1995 on CIGNA's GICs ranged from 5.58% to 9.89%, with a weighted average rate of 8.31%. CIGNA's single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to the Company's liquidity or capital resources.

     Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to policyholders through credited interest and termination provisions.

     Effective January 1, 1996, credited interest rates for pooled experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six month period. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by the Company from time to time. Credited interest rates reflect investment income and realized gains and losses. Credited interest rates for 1995 ranged from 6.00% to 9.50%, with a weighted average rate of 7.09%.

     The termination provisions of $4.6 billion, or 100%, of the Company's liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $4.1 billion, or 40%, of the Company's liability for experience-rated defined contribution contracts supported by the General Account, provide the policyholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments. Under the market value method, the Company determines the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate assumed is based on current market interest rates. Under the installment method, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula derived to pass investment gains and losses (reflecting non-accruals and impairments) through to policyholders. Withdrawals under the installment method have not been material to the Company.

     The termination provisions of $6.3 billion, or 60%, of the Company's liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at policyholder termination. Under certain circumstances, payout of book value is subject to deferral and the rate of interest credited may be reduced for the recovery of investment losses (including non-accruals and impairments).

     The Separate Accounts allow customers the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, mutual funds and short-term securities. As of December 31, 1995, approximately $11.5 billion, or 71%, of the assets in the Separate Accounts support experience-rated contracts under which the risks and benefits of investment performance generally accrue to the customers, compared to approximately $8.4 billion, or 65% of assets as of December 31, 1994.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 1995 and 1994, the amount of minimum benefit guarantees under these contracts was $4.7 billion and $4.5 billion, respectively. Reserves in addition to the Separate Account liabilities are established when CIGNA believes a payment will be required under one of these guarantees. For additional information, see Note 19 to CIGNA's 1995 Financial Statements.

     CIGNA monitors contract termination experience on an ongoing basis. Of those assets subject to withdrawal, persistency for 1995 and 1994 was 93%, compared with 94% in 1993.

                                  Distribution

     CIGNA's retirement products and services are distributed primarily through CG Life salaried retirement plan specialists, both directly and through career agents, independent insurance agents and brokers, pension plan consultants, investment advisors and other service providers. As of December 31, 1995, CG Life had a field organization consisting of 59 retirement plan specialists and sales associates and 91 client service representatives and administrative personnel located in offices across the United States.

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

                                  Competition

     The retirement plan marketplace is highly competitive. CIGNA's competitors include mutual funds, other insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance and insurer financial strength as indicated by ratings issued by nationally recognized agencies. For more information concerning insurance ratings, see "Ratings" on page 30. Business growth, as measured by assets under management, is expected to continue to be constrained, resulting from decisions by retirement plan sponsors to diversify assets and fund management.

     The largest single retirement plan manager holds less than a 5% market share, as measured by assets under management. According to a survey published in "Pensions & Investments," CIGNA ranked 4th among insurers, and 15th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

E. Individual Financial Services

                                    General

     CIGNA's Individual Financial Services businesses market a broad range of insurance and investment products and services to individuals and corporations. They also assume reinsurance of certain risks under policies written by other insurance companies.

     The following table sets forth the net earned premiums and fees and deposits for this segment.

                                                                       YEAR ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                     1995        1994        1993
                                                                    ------      ------      ------
                                                                            (IN MILLIONS)
        Premiums and Fees:
          Life.................................................     $  584      $  568      $  513
          Health...............................................         56          55          55
          Reinsurance..........................................        241         201         246
                                                                    ------      ------      ------
            Total premiums and fees............................     $  881      $  824      $  814
                                                                    =======     =======     =======
        Deposits, primarily for universal life products and
          annuities............................................     $3,200      $3,008      $2,506
                                                                    =======     =======     =======

     The following table provides data on sales of new policies and additions to existing policies, terminations and life insurance in force for this segment, including assumed reinsurance, and reinsurance ceded to other companies.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994          1993
                                                              --------      --------      --------
                                                               (DOLLAR AMOUNTS IN MILLIONS EXCEPT
                                                                 AVERAGE SIZE POLICY IN FORCE)
        In force, beginning of the year..................     $ 93,327      $ 81,273      $ 60,749
                                                              --------      --------      --------
          Sales and Additions(1):
            Permanent....................................       18,186        15,248        23,542
            Term.........................................        3,896         4,291         3,744
                                                              --------      --------      --------
          Total..........................................       22,082        19,539        27,286
                                                              --------      --------      --------
          Less Terminations:
            Surrenders and conversions...................        1,625         2,068         1,813
            Lapses.......................................        2,961         3,352         2,433
            Other........................................        2,287         2,065         2,516
                                                              --------      --------      --------
          Total..........................................        6,873         7,485         6,762
                                                              --------      --------      --------
        In force, end of the year:
          Permanent......................................       88,656        73,028        61,210
          Term...........................................       19,880        20,299        20,063
                                                              --------      --------      --------
            Total(2).....................................     $108,536      $ 93,327      $ 81,273
                                                              =========     =========     =========
        Reinsurance ceded included above.................     $ 24,754      $ 15,664      $  9,721
                                                              =========     =========     =========
        Number of policies in force:
          Participating..................................      149,639       113,382        79,042
          Non-participating..............................      392,507       393,818       403,335
                                                              --------      --------      --------
            Total........................................      542,146       507,200       482,377
                                                              =========     =========     =========
        Average size policy in force:
        By type:
          Participating..................................     $269,450      $256,491      $243,239
                                                              =========     =========     =========
          Non-participating..............................     $173,799      $163,136      $153,835
                                                              =========     =========     =========
        By division:
          CIGNA Individual Insurance.....................     $215,717      $195,636      $177,056
                                                              =========     =========     =========
          CIGNA Reinsurance: Life, Accident, Health......     $140,254      $142,978      $141,258
                                                              =========     =========     =========
        By segment:
          Individual Financial Services..................     $200,200      $184,005      $168,485
                                                              =========     =========     =========

---------------

(1) For 1995, 1994 and 1993, $11 billion, $10 billion and $17 billion of sales and additions, respectively, were participating, with the remainder non-participating. For 1995, 1994 and 1993, sales and additions included assumed reinsurance of $2.4 billion, $3.3 billion and $3.6 billion, respectively.

(2) For 1995, 1994 and 1993, total life insurance in force for this segment included assumed reinsurance of approximately $16.4 billion, $16.6 billion and $16.6 billion, respectively.

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

     Products that provide permanent coverages include whole life, universal life and variable universal life. Whole life provides fixed benefits and level premium payments. For universal life and variable universal life, premiums and benefits fluctuate with the design of the benefits being funded. Universal life provides benefits that fluctuate with the amount of variable premiums paid, mortality and expense charges made, and interest credited to the policy. Variable universal life provides benefits that also fluctuate with the amount of variable premiums paid and mortality and expense charges made and, in addition, with the performance of underlying investments.

     CIGNA offers both fixed and variable annuity products. Fixed annuities accumulate value at a fixed rate of interest on the invested payments. Variable annuities accumulate value at levels determined by the contractholder's allocation of payments among a portfolio of mutual funds and fixed rate accounts and the underlying investment performance of the selected funds (less applicable expense and contract charges). Annuity sales totaled approximately $850 million in 1995 and $660 million in 1994. CIGNA also markets a number of individual investment products (including mutual funds) and fee-based financial planning services.

     Principal markets for life insurance products and services sold to individuals are affluent executives, professionals and small business owners (typically with income above $100,000 and net worth of $1.5 million or more). Annuities are generally marketed to upper-middle to affluent customers of banks and stock brokerage firms and clients of financial advisors.

     Individual insurance products are also sold to corporations to provide coverage on the lives of certain of their employees. Principal markets for corporate-owned life insurance ("COLI") are Fortune 1000 companies. The market and sales volume for COLI products tend to be volatile. In addition, future premium and earnings growth of COLI business on which policy loans are outstanding, including participating COLI universal life business, will be affected by tax proposals now pending in Congress that, if enacted, would eliminate the interest deduction for corporate-owned life insurance policy loans. Because eventual passage of tax legislation, including the COLI provision, is likely, the demand for this product essentially ceased in 1995. While this could have a material adverse effect on the results of operations of the Individual Financial Services segment, it is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition. During 1995, 1994 and 1993, the face amount of new sales (as shown in the preceding table) includes COLI universal life business issued on a participating basis of approximately $11 billion, $10 billion and $17 billion, respectively. Changes in permanent sales and in force, reinsurance ceded, and the number and average size of participating policies are primarily attributable to COLI.

     As of December 31, 1995 and 1994, approximately 57% and 63%, respectively, of CIGNA's individual life insurance in force was non-participating permanent, which includes interest-sensitive products such as universal life. This change in business mix resulted from the sale of participating COLI mentioned above.

     Interest credited on whole life products is equal to or above a minimum guaranteed rate. For interest-sensitive products, credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where credited interest exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on interest-sensitive products for 1995 ranged from 5.0% to 8.3%.

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

     Most individual life insurance products have surrender charges to recover policy acquisition costs and to encourage persistency. Persistency for these products was approximately 95% in 1995, 1994 and 1993.

Reinsurance Products

     Reinsurance products sold through this segment include coverages for part or all of the risks under policies written by other insurance companies for group life and health, individual life and health, and special risks, such as personal accident and workers' compensation catastrophe coverages. The principal markets for these products are individual and group life, accident and health insurers; special risk and workers' compensation units of property-casualty insurers; companies that offer immediate and deferred annuities; health care providers; managing general underwriters of healthcare; and self-insured employers.

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

                                  Distribution

     As of December 31, 1995, CG Life sold individual insurance products primarily through approximately 650 full-time career agents and through independent agents and brokers. COLI products are sold primarily through a limited number of brokers. The volume of COLI business from each of the brokers with whom CIGNA has a relationship tends to fluctuate over time. Investment products are sold through the career agents, who are also registered representatives of a CIGNA broker-dealer. Annuities are distributed through stockbrokers and banks as well as through career agents.

     Reinsurance products are sold in the United States, Canada, Europe and Latin America through a small sales force and through domestic and foreign intermediaries.

                       Pricing, Reserves and Reinsurance

     Premiums for life and disability insurance, annuities and assumed reinsurance are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins as well as interest rates and competitive considerations. The long-term profitability of individual products is affected by the degree to which future experience deviates from these assumptions. Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder's fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable premium products, may be adjusted prospectively to reflect expected interest and mortality experience. Dividends on participating insurance products may be adjusted to reflect prior experience.

     For individual disability, annuity, traditional and variable premium life insurance, and individual life and health reinsurance in force, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums. For universal life insurance, CIGNA establishes reserves for deposits received and interest credited to the policyholder, less mortality and administrative charges assessed against the policyholder's fund balance. In addition, for all individual and reinsurance products, CIGNA establishes claim reserves for claims received but not yet paid, based on the amount of the claim received, and for claims incurred but not reported, based on prior claim experience.

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

                                  Competition

     The individual insurance, annuity and investment businesses are highly competitive. No one competitor or small number of competitors dominates. More than 1,000 domestic life insurance companies may offer one or more individual insurance and annuity products, and approximately 40 companies may offer one or more reinsurance products, similar to those offered by CIGNA. In addition, some of CIGNA's individual financial businesses compete with non-insurance organizations, including commercial and savings banks, investment advisory services, investment companies and securities brokers. Competition focuses on product, service, price, distribution method and the financial strength of the insurer as indicated by ratings issued by nationally recognized agencies. For more information concerning insurance ratings, see "Ratings" on page 30. CIGNA has benefited competitively from CG Life's financial strength and stability and from the quality of its distribution systems.

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

     Based on information published by A.M. Best, CG Life was the 21st largest U.S. individual life insurer in terms of aggregate individual life insurance in force and the 6th largest in terms of direct premiums.

                                 Other Matters

     CIGNA does not expect AIDS claims, discussed on page six, to have a significant effect on the results of operations of this segment. Where appropriate, and to the extent permissible under applicable law, CIGNA tests for AIDS antibodies and considers AIDS information in underwriting coverages and setting rates.

F. Property and Casualty

                         Principal Products and Markets

     CIGNA's property and casualty operations provide insurance in the United States and international markets. CIGNA provides insurance coverage under standard risk transfer arrangements and provides coverages and services for customers who wish to increase their levels of risk retention or to self-insure.

     In the domestic market, which produced approximately 40% of the total earned premiums and fees for this segment during 1995, principal product lines include workers' compensation, commercial packages, casualty (including commercial automobile and general liability), property, and marine and aviation. See page 14 for the geographic distribution of premiums and fees for the products of this segment.

     In 1995, CIGNA restructured its domestic property and casualty businesses into two separate operations. One operation manages ongoing business and the other run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. The restructuring is designed to create business structures that enhance management's focus on its specialist strategy, positioning the ongoing business for future profitable growth, while at the same time providing dedicated, specialized resources to manage each operation separately and effectively. In connection with the restructuring, CIGNA contributed $375 million of additional capital to the run-off operations and the ongoing operations will contribute an additional $50 million by December 31, 2001. In addition, the ongoing operations assumed $125 million of liabilities of the run-off operations, and will reinsure up to $800 million of claims of the run-off operations in the unlikely event that the statutory capital and surplus of the run-off operations falls below $25 million. By making these financial commitments and placing substantially all exposures associated with the run-off businesses in a legal entity separate from the ongoing operations, CIGNA enhanced the claims paying rating for its ongoing operations.

     In the ongoing domestic operations, CIGNA continued to implement its specialist strategy, which has contributed to improved operating results. In the specialty market, CIGNA is focusing on aviation, recreational and ocean marine, property coverage placed through mortgage lenders, homeowners and other programs in which specialist agents and brokers share underwriting and processing expertise with CIGNA. In the medium-sized risk market, CIGNA is targeting individual risks, and increasing production of group business, such as through affinity groups, associations and national broker blocks of business. In addition, CIGNA is focusing on writings of inland marine and workers' compensation business that involves standard risk transfer in states with regulatory climates in which the Company believes it can operate profitably. In the large-risk market, CIGNA continues to emphasize sales of complex, loss-sensitive casualty coverages to customers choosing to increase their risk retention; petroleum, technical and general property coverages to large insureds; and claims, loss control and other risk management services.

     CIGNA's domestic subsidiaries are members of, or participate in, various voluntary associations and syndicates that facilitate the underwriting of large or highly concentrated risks. The associations distribute the risks assumed among the members, provide specialized inspection and engineering services and may use special forms of coverage to control overall exposures. Regulatory authorities also require the participation of CIGNA's domestic subsidiaries in various joint underwriting authorities, pools and other arrangements created to provide insurance coverage to the residual market, including workers' compensation pools.

     International markets, which produced 60% of the total earned premiums and fees for this segment during 1995, include Japan, the United Kingdom, Continental Europe, the Americas and other Pacific. Principal international product lines include commercial property and casualty, accident and health, life and employee benefits, auto, marine and other specialty lines.

     CIGNA generally attempts to protect itself from economic loss arising from foreign exchange exposure in its international operations by maintaining invested assets abroad that are currency matched in support of its foreign obligations. For information on the effect of foreign exchange exposure on CIGNA, see Notes 2(Q) and 14 to CIGNA's 1995 Financial Statements.

     The following table sets forth geographic distribution of GAAP net earned premiums and fees for the products of this segment. Premiums and fees for businesses in run-off are included in the table.

                                                                       YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                           1995                  1994                  1993
                                                     ----------------      ----------------      ----------------
                                                                     (DOLLAR AMOUNTS IN MILLIONS)
Domestic:
  California....................................     $  280         6%     $  372         7%     $  408         8%
  New York......................................        168         4         207         4         287         6
  New Jersey....................................        161         3         219         4         252         5
  Texas.........................................        157         3         208         4         233         5
  Pennsylvania..................................         97         2         122         3         205         4
  Florida.......................................         95         2         128         3         154         3
  Illinois......................................         76         2         100         2         115         2
  Massachusetts.................................         75         2          99         2         122         2
  All other.....................................        744        16         982        19       1,088        21
                                                     ------      ----      ------      ----      ------      ----
    Total Domestic..............................     $1,853        40%     $2,437        48%     $2,864        56%
                                                     ------      ----      ------      ----      ------      ----
International:
  Japan.........................................      1,146        25         989        20         810        16
  United Kingdom................................        504        11         468         9         412         8
  Continental Europe............................        395         8         417         8         463         9
  Americas......................................        329         7         288         6         254         5
  Other Pacific.................................        306         7         276         6         229         4
  All other.....................................        107         2         168         3         104         2
                                                     ------      ----      ------      ----      ------      ----
    Total International.........................     $2,787        60%     $2,606        52%     $2,272        44%
                                                     ------      ----      ------      ----      ------      ----
    Total.......................................     $4,640       100%     $5,043       100%     $5,136       100%
                                                     =======     ====      =======     ====      =======     ====

---------------

For 1995, 1994 and 1993, earned premiums and fees were substantially the same as written premiums.

                        Pricing and Underwriting Results

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

     Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, funds become available for investment by CIGNA. The combined ratio does not reflect investment income from these funds, investment gains and losses, results of non-insurance business, or federal income taxes. Such items, when added to underwriting profits or losses, produce net income or loss. For information concerning investment income, see "Investments and Investment Income -- Property and Casualty Investments" on pages 27 and 28.

     The following tables set forth GAAP net earned premiums and fees, underwriting results, combined ratios and net investment income for the domestic and international products of this segment (including those in run-off).

                                                                       YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                             1995                1994                1993
                                                       ----------------    ----------------    ----------------
                                                                     (DOLLAR AMOUNTS IN MILLIONS)
Premiums and Fees/Percent of Total Premiums and Fees:
  Domestic Lines:
    Workers' compensation............................  $   473     10  %   $   578     11  %   $   710     14  %
    Commercial packages..............................      292      6          456      9          611     12
    Casualty.........................................      275      6          455      9          457      9
    Property.........................................      334      7          338      7          338      7
    Marine and aviation..............................      238      5          195      4          181      3
    Homeowners.......................................       78      2           86      2          102      2
    Other(1).........................................      123      3          206      4          223      4
                                                       -------    -----    -------    -----    -------    -----
      Total..........................................    1,813     39        2,314     46        2,622     51
  International Lines (excluding international
    reinsurance):
    Accident and health..............................      626     14          528     10          461      9
    Property.........................................      515     11          441      9          372      7
    Casualty.........................................      252      5          231      4          203      4
    Auto.............................................      244      6          233      5          203      4
    Marine...........................................      151      3          152      3          152      3
    Other............................................        9     --            5     --            8     --
                                                       -------    -----    -------    -----    -------    -----
      Total..........................................    1,797     39        1,590     31        1,399     27
  Reinsurance (including international
    reinsurance).....................................      119      2          343      7          443      9
  International life and employee benefits...........      911     20          796     16          672     13
                                                       -------    -----    -------    -----    -------    -----
         Total Premiums and Fees.....................  $ 4,640    100  %   $ 5,043    100  %   $ 5,136    100  %
                                                       ========   ======   ========   ======   ========   ======
Underwriting Gain (Loss)/Combined Ratios:
  Domestic Lines:
    Workers' compensation............................  $  (179)   137.8%   $  (139)   123.9%   $  (180)   125.3%
    Commercial packages..............................      (82)   128.3       (196)   143.1       (255)   141.8
    Casualty.........................................     (107)   139.0       (120)   126.5       (265)   157.9
    Property.........................................      (16)   104.7        (51)   115.0       (108)   132.0
    Marine and aviation..............................       --    100.1        (16)   108.2        (30)   116.9
    Homeowners.......................................      (17)   121.3        (30)   135.2        (14)   113.9
    Other(1).........................................      (22)   117.8        (92)   144.9        (69)   131.0
                                                       -------             -------             -------
      Total..........................................     (423)   123.3       (644)   127.8       (921)   135.1
  International Lines (excluding international
    reinsurance):
    Accident and health..............................       41     93.4         40     92.4         23     95.1
    Property.........................................       73     85.8          1     99.9        (54)   114.5
    Casualty.........................................       16     93.8         --     99.9         (2)   101.0
    Auto.............................................       (6)   102.4        (12)   105.2        (26)   113.0
    Marine...........................................       --     99.7          3     98.3         (8)   105.1
    Other............................................      (17)   311.1         --     94.8          1     85.5
                                                       -------             -------             -------
      Total..........................................      107     94.0         32     98.0        (66)   104.8
  Reinsurance (including international
    reinsurance).....................................     (133)   211.1       (128)   137.2       (126)   128.2
                                                       -------             -------             -------
  Underwriting loss after policyholders'
    dividends-operations.............................     (449)   112.0       (740)   117.4     (1,113)   124.9
  Asbestos and environmental losses(2)...............   (1,210)    32.5       (275)     6.5       (565)    12.7
                                                       -------             -------             -------
         Underwriting Loss/Combined Ratio:
             After Policyholders' Dividends..........  $(1,659)   144.5    $(1,015)   123.9    $(1,678)   137.6
                                                       ========            ========            ========
             Before Policyholders' Dividends.........  $(1,603)   143.0    $  (925)   121.8    $(1,548)   134.7
                                                       ========            ========            ========
Net investment income, pre-tax:
  Domestic...........................................  $   478             $   483             $   496
  International......................................      251                 207                 186
  Reinsurance........................................       65                  66                  71
                                                       -------             -------             -------
      Total..........................................  $   794             $   756             $   753
                                                       ========            ========            ========

---------------
(1) Includes premiums and fees of $78 million, $125 million and $129 million for the domestic personal automobile line that is being run off. Underwriting results for this line were breakeven in 1995, compared with losses of ($62) million and ($64) million for 1994 and 1993, respectively. The combined ratio for 1995, 1994 and 1993 was 100.0%, 149.7% and 149.9%, respectively.

(2) Combined ratio amount represents the effect on GAAP combined ratio. Asbestos-related and environmental pollution losses for 1995 include a third quarter net reserve strengthening of $1.1 billion.

                                  Competition

     The principal competitive factors that affect the property and casualty products of this segment are (i) pricing; (ii) underwriting; (iii) quality of claims and policyholder services; (iv) operating efficiencies; and (v) product differentiation and availability. In the highly competitive environment of the past several years, CIGNA has reduced its premium volume in some lines rather than maintain business at inadequate prices, and its share of domestic markets has declined. Internationally, growth in profitable lines has offset reductions in unprofitable lines. Competition has intensified due to increased capacity in the insurance market resulting from growing capital supporting the industry.

     Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a factor in the Company's competitive position. In early 1996, A.M. Best affirmed the ratings of A- for the domestic ongoing operations and B+ for the domestic run-off operations. These ratings reflect the restructuring of the domestic businesses into two separate operations and the related financial commitments described on page 13 as well as the reserve strengthening for asbestos-related and environmental pollution claims and reinsurance exposures described on pages 15 and 16 of the MD&A section of CIGNA's 1995 Annual Report. For more information concerning insurance ratings, see "Ratings" on page 30.

     In the United States, property and casualty insurance can be obtained through national and regional companies that use an agency distribution system, direct writers (who may have an employed agency force) or brokers, or through self-insurance, including the use by corporations of subsidiary captive insurers. Approximately 3,300 companies compete for this business in the United States and no single company or group of affiliated companies is dominant. In 1995 and 1994, CIGNA's domestic property and casualty statutory net written premiums amounted to approximately 0.7% and 0.9%, respectively, of the total market.

     CIGNA pursues a specialist strategy in both its domestic and international property and casualty businesses and focuses on those market segments where it can compete effectively based on service levels and product design, and achieve an adequate level of profitability. Internationally, CIGNA competes directly with foreign insurance companies as well as with other U.S.-based companies.

     Based on information published by A.M. Best, CIGNA's domestic property and casualty insurance subsidiaries rank 24th in annual net premiums written. CIGNA is the eighth largest U.S. writer of commercial multi-peril coverages, 12th largest of workers' compensation coverages and 19th largest of commercial auto coverages. Based on revenues, CIGNA's international operations are the second largest U.S.-based provider of international insurance products and services.

                                  Distribution

     In the United States, CIGNA markets its insurance products principally through independent agents and brokers. In the medium-sized risk market, CIGNA has reduced the number of agents through which it markets its products to focus on those producers who historically have provided more profitable business, to better pursue its specialist strategy and to reduce expenses associated with writing the business. In addition, CIGNA has increased the use of brokers in an effort to generate more business from medium-sized risks. In the large risk market, CIGNA distributes its products primarily through national and regional brokers.

     In the international marketplace, property and casualty coverage is sold primarily through brokers. A network of offices in about 45 jurisdictions provides claims and account services to international customers and brokers. Life, accident and health insurance products are sold in the international marketplace through approximately 7,000 brokers and agents.

                               Ceded Reinsurance

     To protect against losses greater than the amount that it is willing to retain on any one risk or event, CIGNA purchases reinsurance from unaffiliated insurance companies. The Company is not substantially dependent upon any single reinsurer. The Company's largest aggregation of reinsurance recoverables as of December 31, 1995 and 1994, at approximately 8% and 9%, respectively, was with more than 100 syndicates affiliated with Lloyd's of London. Approximately 29% of CIGNA's reinsurance recoverables as of December 31, 1995 relate to pools and captives, under which CIGNA's assets are generally protected through future industry assessments or by some form of collateral. In addition, 18% relate to international direct and reinsurance operations (excluding recoverables with Lloyd's that relate to international operations). Of the remaining recoverables, which relate primarily to domestic operations, 86% relate to individual reinsurers that carry a very good or higher financial rating from an independent rating agency. A significant portion of the international and remaining domestic recoverables are due from reinsurers that meet CIGNA's internal security standards and selection criteria, as described in the following paragraph. Although reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount ceded, and thus will be limited to the amount of risk retained, provided that reinsurers meet their obligations.

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

     As of December 31, 1995, approximately 88% of CIGNA's reinsurance recoverable balance relates to unpaid reported claims and incurred but not reported claims, and the remaining 12% relates to paid losses. The timing and collectibility of reinsurance recoverables have not had, and are not expected to have, a material adverse effect on CIGNA's liquidity.

     CIGNA's allowance for unrecoverable reinsurance was $700 million and $435 million at December 31, 1995 and 1994, respectively. Losses from unrecoverable reinsurance were $273 million, $42 million and $28 million for 1995, 1994 and 1993, respectively, including losses from unrecoverable reinsurance related to asbestos and environmental pollution losses of $94 million and $13 million for 1995 and 1994, respectively. In addition, losses from unrecoverable reinsurance in 1995 included, for other than amounts related to asbestos and environmental pollution, $135 million resulting from the reserve review and strengthening recorded in the third quarter. Additional losses from unrecoverable reinsurance may materially affect CIGNA's future results, although the amounts and timing cannot be reasonably estimated. For additional information on reinsurance, including on CIGNA's property catastrophe reinsurance program, see pages 14 through 17 of the MD&A section and Notes 16 and 17 of CIGNA's 1995 Annual Report.

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

     CIGNA continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have grown because of changes in social and legal trends that expand the liability of insureds, establish new liabilities and reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA. Such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

     CIGNA changed its methodology for estimating asbestos-related and environmental pollution reserves in the third quarter of 1995, as discussed on pages 15 and 16 of the MD&A section of CIGNA's 1995 Annual Report. CIGNA's reserves for asbestos-related and environmental pollution claims are a reasonable estimate of its ultimate liability for these claims, based on currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available.

     Reserving for all property and casualty claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed or, in the case of asbestos-related and environmental pollution reserves, as new or improved methodologies are developed or as current law changes, CIGNA's estimates and judgments may be revised. Any such revisions could result in future changes in estimates of losses and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

     In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves.

Prior Year Development

     The adverse pre-tax effects, net of reinsurance, during 1995, 1994 and 1993 on CIGNA's results of operations from insured events of prior years (prior year development) were $1.5 billion, $538 million and $789 million, respectively. Of the prior year loss development during 1995, 81% was attributable to asbestos-related and environmental pollution claims. Prior year development is discussed on pages 15 and 16 of the MD&A section of CIGNA's 1995 Annual Report.

     Reserve changes for asbestos-related claims before ("Gross") and after ("Net") the effects of reinsurance for the periods indicated were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                     1995             1994            1993
                                                ---------------   -------------   -------------
                                                GROSS     NET     GROSS    NET    GROSS    NET
                                                ------   ------   -----   -----   -----   -----
                                                                 (IN MILLIONS)
Asbestos Bodily Injury Claims:
Beginning reserves............................  $  500   $  213   $ 564   $ 216   $ 486   $ 166
Plus incurred claims and claim adjustment
  expenses....................................     226      194      49      48     186     111
Less payments for claims and claim adjustment
  expenses....................................    (135)     (73)   (113)    (51)   (108)    (61)
                                                  ----     ----    ----    ----    ----    ----
Ending reserves...............................  $  591   $  334   $ 500   $ 213   $ 564   $ 216
                                                  ====     ====    ====    ====    ====    ====
Asbestos-in-Building Claims:
Beginning reserves............................  $   94   $   68   $ 168   $  97   $  70   $  47
Plus incurred claims and claim adjustment
  expenses....................................      72       61      15      12     117      60
Less payments for claims and claim adjustment
  expenses....................................      (8)      (6)    (89)    (41)    (19)    (10)
                                                  ----     ----    ----    ----    ----    ----
Ending reserves...............................  $  158   $  123   $  94   $  68   $ 168   $  97
                                                  ====     ====    ====    ====    ====    ====

     Total asbestos incurred claims and claim adjustment expenses for 1995 include the establishment of reserves of $255 million ($194 million, net of reinsurance) related to CIGNA's comprehensive reserve review completed in the third quarter of 1995. Incurred claims and claim adjustment expenses for 1993 include the establishment of reserves of $106 million ($72 million, net of reinsurance) for future legal and associated expenses for reported claims.

     Reserve changes for environmental pollution claims before ("Gross") and after ("Net") the effects of reinsurance for the periods indicated were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                     1995             1994            1993
                                                ---------------   -------------   -------------
                                                GROSS     NET     GROSS    NET    GROSS    NET
                                                ------   ------   -----   -----   -----   -----
                                                                 (IN MILLIONS)
Environmental Pollution Claims:
Beginning reserves............................  $  707   $  542   $ 593   $ 430   $ 252   $ 148
Plus incurred claims and claim adjustment
  expenses....................................   1,265      955     280     215     482     394
Less payments for claims and claim adjustment
  expenses....................................    (307)    (229)   (166)   (103)   (141)   (112)
                                                  ----     ----    ----    ----    ----    ----
Ending reserves...............................  $1,665   $1,268   $ 707   $ 542   $ 593   $ 430
                                                  ====     ====    ====    ====    ====    ====

     Incurred claims and claim adjustment expenses for 1995 include the establishment of reserves of $1.2 billion ($861 million, net of reinsurance) related to CIGNA's comprehensive reserve review completed in the third quarter of 1995. Incurred claims and claim adjustment expenses for 1993 include the establishment of reserves of $335 million ($268 million, net of reinsurance) for future legal and associated expenses for reported claims.

     Reserves for environmental pollution claims and related incurred expense and payment activity include internal costs to manage such claims and disputes with policyholders over insurance coverage issues as well as external litigation-related costs for such disputes. Payments associated with disputed coverage issues will decline in the future, and eventually end, as the disputes or related issues are resolved. To present CIGNA's environmental pollution reserves and related activity that more directly relates to indemnity costs and costs to defend policyholders against environmental pollution claims, the following table excludes internal costs and external litigation-related costs for insurance coverage disputes.

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                        1995             1994           1993
                                                   ---------------   ------------   ------------
                                                   GROSS     NET     GROSS   NET    GROSS   NET
                                                   ------   ------   -----   ----   -----   ----
                                                                   (IN MILLIONS)
Beginning reserves...............................  $  558   $  397   $ 444   $285   $ 252   $148
Plus incurred claims and claim adjustment
  expenses.......................................   1,144      836     207    142     295    211
Less payments for claims and claim adjustment
  expenses.......................................    (234)    (158)    (93)   (30)   (103)   (74)
                                                     ----     ----    ----   ----    ----   ----
Ending reserves..................................  $1,468   $1,075   $ 558   $397   $ 444   $285
                                                     ====     ====    ====   ====    ====   ====

     Since the mid-1980s, when CIGNA established a separate unit to handle its asbestos-related and environmental pollution claims, it has followed an aggressive resolution strategy for these claims. When appropriate, CIGNA has settled claims with its policyholders, often obtaining full policy releases. While CIGNA believes that its ultimate asbestos-related and environmental pollution exposure has been reduced by this strategy, it also has resulted in accelerating the recognition of incurred and paid claims and claim adjustment expenses. A significant portion of the payments shown in the above table for 1995 are due to substantial settlements made pursuant to CIGNA's aggressive resolution strategy. Paid asbestos-related and environmental pollution claims are expected to continue to be significant for the foreseeable future, but will vary depending on the level of settlement activity.

     The principal federal statute that requires cleanup of environmental damage is the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), passed in 1980. It imposes liability on "Potentially Responsible Parties" ("PRPs"), subjecting them to liability for cleanup costs regardless of fault, time period and relative contribution of pollutants. The tax authority of Superfund expired in 1995, and proposals to change the law's method of allocating responsibility for, or funding, cleanup are pending before Congress. Any such changes could affect the liabilities of policyholders and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, CIGNA is not able to determine what effect, if any, such legislation would have on its results of operations, liquidity or financial condition.

     A reconciliation of total beginning and ending reserve balances of the Property and Casualty segment for unpaid claims and claim adjustment expenses for the years ended December 31, 1995, 1994 and 1993 is provided in Note 17 to CIGNA's 1995 Annual Report.

     The table on page 22 presents the subsequent development of the estimated year-end property and casualty reserve, net of reinsurance ("net reserve") for the 10 years prior to 1995. The first section of the table shows the estimated net reserve that was recorded at the end of each of the indicated years for all current and prior year unpaid claims and claim adjustment expenses. The second section shows the cumulative percentages of such previously recorded net reserve paid in succeeding years. The third section shows, as a percentage of such net reserve, the re-estimates of the net reserve made in each succeeding year.

     The cumulative deficiency as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through 1995; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency recognized in 1994 relating to losses incurred in 1987 would be included in the cumulative deficiency amount for the years 1987 through 1993. Yet, the deficiency would be reflected in operating results in 1994 only.

     Conditions and trends that have affected the reserve development reflected in the table may continue to change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development. Historically, asbestos-related and environmental pollution losses have had a significant effect on the net cumulative deficiency.

                                                                      YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                    1985    1986    1987    1988    1989    1990     1991     1992     1993     1994       1995
                                   ------  ------  ------  ------  ------  -------  -------  -------  -------  -------    -------
                                                                    (DOLLAR AMOUNTS IN MILLIONS)
Net reserve for unpaid claims and
 claim adjustment expenses........ $7,299  $8,074  $8,832  $9,414  $9,789  $10,196  $10,272  $10,562  $10,660  $10,635    $11,159
                                   ======  ======  ======  ======  ======  =======  =======  =======  =======  =======    =======
Cumulative percentage of net
 reserve paid through:
   One year later.................   30.5%   30.9%   30.2%   31.1%   34.3%    33.8%    34.0%    28.9%    24.7%    22.5%
   Two years later................   51.2    50.0    49.5    52.7    54.3     53.9     53.6     45.9     40.4
   Three years later..............   66.8    65.2    65.7    67.7    69.4     68.6     66.8     58.7
   Four years later...............   79.5    78.8    77.0    78.9    80.8     78.9     77.3
   Five years later...............   90.4    88.4    84.7    88.0    88.6     86.8
   Six years later................   99.1    95.1    92.8    94.4    95.4
   Seven years later..............  105.4   102.9    98.5   100.4
   Eight years later..............  112.9   108.3   104.4
   Nine years later...............  118.2   114.5
   Ten years later................  124.8
Net reserve (percentage)
 re-estimated as of:
   One year later.................  101.7%  103.3%  102.6%  103.0%  103.1%   103.4%   106.4%   107.5%   105.0%   114.1%
   Two years later................  108.8   106.2   105.0   105.8   106.9    107.4    115.4    113.5    119.7
   Three years later..............  111.8   110.0   107.9   109.7   109.6    116.9    122.5    128.2
   Four years later...............  116.2   114.8   111.3   112.3   119.5    123.5    138.9
   Five years later...............  122.4   118.8   114.0   121.9   125.7    140.1
   Six years later................  126.7   122.1   123.9   127.9   142.9
   Seven years later..............  130.9   132.5   129.6   144.5
   Eight years later..............  142.1   138.1   146.6
   Nine years later...............  148.1   156.7
   Ten years later................  167.8
Net cumulative deficiency:         $4,946  $4,575  $4,115  $4,192  $4,199  $ 4,092  $ 4,000  $ 2,982  $ 2,095  $ 1,498
Gross reserve--December 31........                                                           $17,926  $17,764  $16,825    $17,023
Less: Reinsurance recoverable.....                                                             7,364    7,104    6,190      5,864
                                                                                             -------  -------  -------    -------
Net reserve--December 31..........                                                           $10,562  $10,660  $10,635    $11,159
                                                                                             =======  =======  =======    =======
Gross re-estimated reserve........                                                           $21,484  $19,979  $18,468
Less: Re-estimated reinsurance
 recoverable......................                                                             7,940    7,224    6,335
                                                                                             -------  -------  -------
Net re-estimated reserve..........                                                           $13,544  $12,755  $12,133
                                                                                             =======  =======  =======
Gross cumulative deficiency.......                                                           $ 3,558  $ 2,215  $ 1,643
                                                                                             =======  =======  =======

     For additional information about gross loss development, amounts ceded to reinsurers and net loss development, see pages 14 through 17 of the MD&A section of CIGNA's 1995 Annual Report. On a GAAP basis, which is before the effects of reinsurance, CIGNA's 1995 year-end reserves totaled $17.0 billion. For GAAP purposes, CIGNA's reserves are generally carried at the full value of the estimated liabilities. For state regulatory purposes, reserves are reported in accordance with statutory accounting procedures ("SAP"), which is net of the effects of reinsurance, and, on that basis, totaled $9.7 billion.

     The following table reconciles, as of year end, liabilities for unpaid claims and claim adjustment expenses determined for state regulatory purposes in accordance with SAP to those determined in accordance with GAAP:

                                                                               YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           1995          1994          1993
                                                                         --------      --------      --------
                                                                                    (IN MILLIONS)
Statutory reserve for unpaid claims and claim adjustment expenses,
  net of reinsurance................................................     $  9,704      $  9,643      $  9,700
Adjustments:
  Statutory Reinsurance Recoverable.................................        5,384         5,764         6,584
  Discounting of Gross Reserves(1)..................................        1,935         1,418         1,480
                                                                         --------      --------      --------
GAAP reserve for unpaid claims and claim adjustment expenses........       17,023        16,825        17,764
Less GAAP Reinsurance Recoverable...................................        5,864         6,190         7,104
                                                                         --------      --------      --------
GAAP reserve for unpaid claims and claim adjustment expenses,
  net of reinsurance................................................     $ 11,159      $ 10,635      $ 10,660
                                                                         ========      ========      ========

---------------

(1) Primarily for workers' compensation reserves and, beginning in 1995, certain asbestos-related and environmental pollution reserves. For SAP purposes, these reserves are discounted at 6%.

            NAIC and Other Property and Casualty Regulatory Matters

     The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules for domestic property and casualty companies. CIGNA's ongoing domestic property and casualty subsidiaries were adequately capitalized under the rules as of December 31, 1995. The risk-based capital ratios of the subsidiaries in the run-off operation are at the mandatory control level, as described on page 29. However, because the Insurance Commissioner of Pennsylvania determined that these subsidiaries have sufficient assets to meet their obligations, they are being allowed to run off their liabilities consistent with the terms of an Order by the Commissioner, which include periodic reporting obligations to the Pennsylvania Insurance Department. Additional information is contained on page 29.

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

     Assets under management at year-end 1995 totaled $79.9 billion, comprising CIGNA corporate and insurance-related investment assets ("investment assets") of $57.7 billion and advisory portfolios of $22.2 billion. Advisory portfolios included $18.2 billion in Separate Accounts of CIGNA's life insurance subsidiaries. For additional information about the General Account and the Separate Accounts, see "Employee Retirement and Savings Benefits--Principal Products and Markets" beginning on page seven.

     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities and redeemable preferred stocks. Asset-backed securities are primarily mortgage-backed securities and secondarily other asset-backed securities. Mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds.

     The major portfolios under management in CIGNA's General Account consist of the combined assets of the Employee Life and Health Benefits, Employee Retirement and Savings Benefits, and Individual Financial Services segments (collectively, "Employee Benefits and Individual Financial portfolios") and the assets of the Property and Casualty segment. CIGNA generally manages the characteristics of its investment assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 1995 comprised the following: property and casualty 33%, fully guaranteed 12%, experience-rated 25%, interest-sensitive 16%, and other life and health 14%.

     Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying investment assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements for shorter-term liabilities are met primarily through cash flows and shorter-term investments (less than two years) and, to a lesser extent, through publicly traded fixed maturities. For longer-term liabilities, liquidity requirements are met primarily through private and public fixed maturity investments.

     Fully guaranteed products primarily include GICs, single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 1995, the duration of assets and liabilities for GICs, single premium annuities and settlement annuities was approximately 2 years, 9 years and 11 years, respectively.

     CIGNA's experience-rated products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments. Interest-sensitive products primarily include universal life insurance and COLI. Investment assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

     Other life and health products consist of various group and individual life and health products. The supporting investment assets are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short-term investments and common stocks.

     Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments (especially in private asset classes), economic conditions, interest rates and asset allocation decisions. For example, cash available from turnover of existing assets was reinvested at lower interest rates in 1995, resulting in reduced investment income, whereas proceeds from common stock sales in 1995 generated realized capital gains, and reinvestment of these proceeds in fixed income assets increased investment income.

     As noted above, CIGNA generally manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and contractholder liabilities, which vary among CIGNA's principal product lines. In connection with its investment strategy, CIGNA uses derivative instruments through hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For additional information concerning CIGNA's use of derivatives, see Note 4(F) to the 1995 Financial Statements that are included in its 1995 Annual Report.

     CIGNA routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. Such factors include industry segment considerations for fixed maturity investments, and geographic and property-type considerations for mortgage loan investments.

     CIGNA's fixed maturity investments, including policyholder share, as of December 31, 1995 constituted approximately 53% of the Employee Benefits and Individual Financial portfolios and approximately 93% of the Property and Casualty portfolios, respectively. As of that date, approximately 30% of fixed maturity investments was attributable to experience-rated contracts. CIGNA reduces credit risk for the portfolios as a whole by investing primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the NAIC (for both public and private investments). For information about below investment grade holdings, see page 19 of the MD&A section of CIGNA's 1995 Annual Report.

     CIGNA's mortgage loan investments, including policyholder share, constituted approximately 25% of the Employee Benefits and Individual Financial portfolios and less than 1% of the Property and Casualty portfolios as of December 31, 1995. As of that date, approximately 58% of mortgage loan investments was attributable to experience-rated contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of the borrower. Such investments consist primarily of first mortgage loans on commercial properties and are diversified relative to property type, location and borrower. The Company invests in fully completed and substantially leased commercial properties. Virtually all of the Company's mortgage loans are bullet or balloon loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     CIGNA manages properties obtained through foreclosure of mortgage loans ("foreclosure properties") until such properties are sold. The Company's general policy is to rehabilitate the foreclosed properties, re-lease them and sell them, which generally takes two to four years. CIGNA may hold certain foreclosure properties for immediate sale if circumstances indicate that to do so is in the best financial interests of the Company or policyholders.

     See pages 18 through 23 of the MD&A section of CIGNA's 1995 Annual Report and Notes 2, 4, 5 and 20 to CIGNA's 1995 Financial Statements for additional information about CIGNA's investments.

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

                                                                                 AS OF DECEMBER 31,
                                                                            -----------------------------
                               INVESTMENTS                                   1995       1994       1993
-------------------------------------------------------------------------   -------    -------    -------
                                                                                    (IN MILLIONS)
Fixed maturities
  Bonds:
    Finance..............................................................   $ 3,726    $ 3,171    $ 3,627
    Consumer products....................................................     3,102      2,996      2,995
    Manufacturing........................................................     2,747      2,302      2,313
    Energy...............................................................     2,470      2,041      1,853
    Public utilities.....................................................     1,941      1,654      1,742
    Transportation.......................................................     1,046      1,011      1,005
    U.S. government and government agencies and authorities..............       407        284        268
    States, municipalities and political subdivisions....................       404        327        368
    Foreign governments(1)...............................................       164        208        183
    Other................................................................       401        334        397
                                                                            -------    -------    -------
         Total bonds.....................................................    16,408     14,328     14,751
  Asset-backed securities................................................     5,925      4,827      4,931
  Redeemable preferred stocks............................................        15         33         26
                                                                            -------    -------    -------
         Total fixed maturities..........................................    22,348     19,188     19,708
                                                                            -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous.........................................       238      1,118      1,113
    Public utilities.....................................................        23        122        162
    Banks, trust and insurance companies.................................        21        115        121
                                                                            -------    -------    -------
         Total common stocks.............................................       282      1,355      1,396
  Non-redeemable preferred stocks........................................        11         55         81
                                                                            -------    -------    -------
         Total equity securities.........................................       293      1,410      1,477
                                                                            -------    -------    -------
Mortgage loans
  Commercial:
    Retail facilities....................................................     4,423      3,744      3,483
    Office buildings.....................................................     3,685      3,387      3,652
    Apartments...........................................................     1,281      1,022        923
    Hotels...............................................................       692        662        711
    Industrial...........................................................       399        403        379
    Other................................................................        98        109        109
                                                                            -------    -------    -------
         Total commercial................................................    10,578      9,327      9,257
  Agricultural...........................................................        69         88        118
                                                                            -------    -------    -------
         Total mortgages.................................................    10,647      9,415      9,375
                                                                            -------    -------    -------
Policy loans.............................................................     6,925      5,237      3,623
Real estate..............................................................     1,138      1,481      1,539
Other long-term investments..............................................       202        137        108
Short-term investments...................................................       380        306        401
                                                                            -------    -------    -------
         Total investments...............................................   $41,933    $37,174    $36,231
                                                                            ========   ========   ========

---------------

See Note 2(D) of Notes to Financial Statements of CIGNA's 1995 Annual Report for a discussion of the method of valuation of investments. The above amounts do not include Separate Account assets.

(1) Comprises fixed maturities of sovereign foreign governments.

                                                                               YEAR ENDED DECEMBER 31,
                                                                            -----------------------------
                          NET INVESTMENT INCOME                              1995       1994       1993
-------------------------------------------------------------------------   -------    -------    -------
                                                                            (DOLLAR AMOUNTS IN MILLIONS)
Fixed maturities.........................................................   $1,700     $1,649     $1,610
Equity securities........................................................       34         55         56
Mortgage loans...........................................................      894        839        948
Policy loans.............................................................      499        365        253
Real estate..............................................................      272        284        244
Other investments........................................................      123         63         69
                                                                            -------    -------    -------
         Total...........................................................    3,522      3,255      3,180
Less investment expenses.................................................      258        277        248
                                                                            -------    -------    -------
Net investment income, pre-tax...........................................   $3,264     $2,978     $2,932
                                                                            ========   ========   ========
Net investment yield(1)..................................................     8.66 %     8.44 %     8.80 %
                                                                            ========   ========   ========

---------------

(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

                       Property and Casualty Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Property and Casualty segment and the related net investment income from such investments.

                                                                                 AS OF DECEMBER 31,
                                                                            -----------------------------
                               INVESTMENTS                                   1995       1994       1993
-------------------------------------------------------------------------   -------    -------    -------
                                                                                   (IN MILLIONS)
Fixed maturities
  Bonds:
    Foreign governments(1)...............................................   $ 2,343    $ 1,757    $ 1,472
    Finance..............................................................     1,655      1,700      1,588
    States, municipalities and political subdivisions....................     1,373      1,266      1,525
    Public utilities.....................................................       906        682        586
    Energy...............................................................       835        547        806
    U.S. government and government agencies and authorities..............       687        802      1,025
    Consumer products....................................................       679        381        360
    Manufacturing........................................................       627        353        363
    Transportation.......................................................       310        139         61
    Other................................................................       240        644        618
                                                                            -------    -------    -------
      Total bonds........................................................     9,655      8,271      8,404
  Asset-backed securities................................................     1,921      1,716      1,580
  Redeemable preferred stocks............................................         4         11         24
                                                                            -------    -------    -------
      Total fixed maturities.............................................    11,580      9,998     10,008
                                                                            -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous.........................................       271        333        293
    Banks, trust and insurance companies.................................        53         45         57
    Public utilities.....................................................        13          3          9
                                                                            -------    -------    -------
      Total common stocks................................................       337        381        359
  Non-redeemable preferred stocks........................................        16          8          7
                                                                            -------    -------    -------
      Total equity securities............................................       353        389        366
                                                                            -------    -------    -------
Other long-term investments, principally mortgages.......................       320        693        643
Short-term investments...................................................       209        342        461
                                                                            -------    -------    -------
      Total investments..................................................   $12,462    $11,422    $11,478
                                                                            ========   ========   ========

------------

See Note 2(D) of Notes to Financial Statements of CIGNA's 1995 Annual Report for a discussion of the method of valuation of investments.

(1) Comprises fixed maturities of sovereign foreign governments.

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
                          NET INVESTMENT INCOME                              1995       1994       1993
-------------------------------------------------------------------------    -----      -----      -----
                                                                             (DOLLAR AMOUNTS IN MILLIONS)
Interest:
    Taxable..............................................................    $ 750      $ 680      $ 643
    Tax-exempt...........................................................       70         77        101
                                                                             -----      -----      -----
         Total...........................................................      820        757        744
Dividends from stocks....................................................       11         12         25
Other....................................................................       32         46         34
                                                                             -----      -----      -----
Total investment income..................................................      863        815        803
Less investment expenses.................................................       69         59         50
                                                                             -----      -----      -----
Net investment income, pre-tax...........................................    $ 794      $ 756      $ 753
                                                                             =====      =====      =====
Net investment yield(1)..................................................    6.93%      6.92%      7.24%
                                                                             =====      =====      =====

---------------

(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

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

                        Other Investments and Operations

     Investment assets for CIGNA's Other Operations include fixed maturities, mortgage loans, real estate and investments maturing in less than two years. These assets support the settlement annuity and non-insurance businesses, and also supported, until January 1994 when they were sold, CIGNA's California personal automobile and homeowners insurance businesses that CIGNA retained from the 1989 sale of the Horace Mann insurance companies. Net investment income for these investments was $238 million for 1995, $212 million for 1994 and $217 million for 1993.

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

     Most states and the District of Columbia require licensed insurance companies to support guaranty associations, which are organized to pay claims on behalf of insolvent insurance companies. These associations levy assessments on member insurers in a particular state to pay such claims on the basis of their proportionate shares of the lines of business of the insolvent insurer. Maximum assessments permitted by law in any one year generally range from 1% to 2% of annual premiums written by each member in a particular state with respect to the categories of business involved, and may be offset against premium taxes payable in some states. See Note 19 to CIGNA's 1995 Financial Statements.

     The increase in the number of insurance companies that are impaired or insolvent has prompted state and federal initiatives to enhance solvency regulation. For example, the NAIC has developed model solvency-related laws that many states have adopted. In addition, risk-based capital rules have been adopted for life insurance and property and casualty insurance companies that recommend a specified level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer's adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

     Four levels of regulatory attention may be triggered if the ratio of adjusted surplus to risk-based capital (the "RBC ratio") is insufficient. If a property and casualty ("P&C") insurance company's RBC ratio is between 67.5% and 90% (75% and 100% for life insurance ("Life") companies), the "company action level," the company must submit a plan to the regulator detailing corrective action it proposes to undertake. If a P&C company's RBC ratio is between 45% and 67.5% (50% and 75% for Life companies), the "regulatory action level," the company must also submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period. If a P&C company's RBC ratio is between 31.5% and 45% (35% and 50% for Life companies), the "authorized control level," the regulatory response is the same as at the "regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer. If the RBC ratio for a P&C company is less than 31.5% (35% for Life companies), the "mandatory control level," the regulator must rehabilitate or liquidate the insurer. An insurance commissioner may allow a property and casualty company at the mandatory control level that is writing no business and is running off its existing business to continue its run-off. As of December 31, 1995, CIGNA's life insurance and ongoing domestic property and casualty insurance subsidiaries were adequately capitalized under such rules, and the run-off subsidiaries are being allowed to run off their liabilities as described on page 23.

     Also, the NAIC is addressing risk-based capital guidelines for HMOs. CIGNA does not expect such guidelines to have a material adverse effect on its future results of operations, liquidity or financial condition.

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

     In 1993, the U.S. Supreme Court issued the John Hancock Mutual Life Insurance Company v. Harris Trust decision, which held that certain funds held under a general account group annuity contract were subject to ERISA fiduciary standards. The Department of Labor is addressing compliance issues raised by the decision and, depending on the outcome, CIGNA may make future changes to its group annuity contracts or the operation of its general account.

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

     Federal and state proposals to reform health care are expected to continue in 1996. Such proposals are discussed on page six.

     CIGNA's HMOs are subject to regulation and supervision by various government agencies in the states in which they do business. The extent of regulation varies, but most jurisdictions regulate licensing, solvency, contracts and rates. Regulation of these entities also may include standards for quality assurance, minimum levels of benefits that must be offered and requirements for availability and continuity of care. A few states require HMOs to participate in guaranty funds, and several state legislatures have recently considered insolvency and guaranty fund legislation, a trend that is expected to continue. Many of CIGNA's HMOs are also federally qualified and subject to regulation as to benefits, solvency and rates under the federal HMO Act. CIGNA's mental health and substance abuse clinics are licensed by the states in which they operate for quality of treatment.

     Regulatory concerns with insurance risk selection have increased significantly in recent years. For example, some states have imposed restrictions on the use of underwriting criteria related to AIDS. Also, various interpretations under the Americans with Disabilities Act may affect the provision of insurance benefits under certain types of policies.

     Domestic property and casualty insurers are required to participate in assigned risk plans, joint underwriting authorities, pools and other residual market mechanisms to write coverages on risks not acceptable under normal underwriting standards. In addition, states have responded to concerns about the availability and affordability of commercial casualty insurance by proposing or adopting legislation, regulations or positions to, among other things, limit rate increases, require rate reductions or refunds, restrict nonrenewal and cancellation with respect to commercial lines coverages or require the refunding of "excess" profits, and by expanding regulatory examination of the appropriateness of rates, non-renewals and cancellations.

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

     Federal initiatives can have an impact on the insurance business in a variety of ways. In addition to proposals discussed above related to Superfund, COLI, health care reform and federal oversight of insurer solvency, current and proposed federal measures that may significantly affect the insurance business include: pension and other employee benefit regulation; tax legislation; Social Security legislation; financial services regulation; amendment to the antitrust exemption provided for the business of insurance by the McCarran-Ferguson Act; and repeal of the Glass-Steagall Act.

     The economic and competitive effects of the legislative and regulatory proposals discussed above would depend upon the final form such legislation or regulation might take.

I. Ratings

     CIGNA and certain of its domestic insurance subsidiaries are rated by nationally recognized rating agencies. While the significance of individual ratings varies from agency to agency, companies assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity.

     Insurance ratings represent the opinions of the rating agencies on the financial strength of the company and its capacity to meet the obligations of insurance policies. Insurance rating scales of the principal agencies that rate the Company's insurance subsidiaries are characterized as follows:
A.M. Best, A++ to F ("Superior" to "In Liquidation"); Moody's, Aaa to C ("Exceptional" to "Lowest"); Standard & Poor's ("S&P"), AAA to R ("Superior" to "Regulatory Action"); and Duff & Phelps, AAA to DD ("Highest" to "Order of Liquidation").

     As of March 18, 1996, the insurance rating for CG Life obtained from S&P was AA ("Excellent," 3rd of 18) and from Duff & Phelps was AAA ("Highest," 1st of 18), and the insurance ratings obtained from A.M. Best and Moody's were as follows:

                                                       INSURANCE RATINGS(1)
                             ------------------------------------------------------------------------
                                            LIFE
                             -----------------------------------
                                                      LIFE
                                                    INSURANCE              PROPERTY & CASUALTY
                                                     COMPANY        ---------------------------------
                                                    OF NORTH           ONGOING            RUN-OFF
                                 CG LIFE             AMERICA        OPERATIONS(2)      OPERATIONS(3)
                             ----------------    ---------------    --------------     --------------
A.M. Best..................         A+                 A+                A-                 B+
                               ("Superior,"       ("Superior,"      ("Excellent,"      ("Very Good,"
                                2nd of 15)         2nd of 15)        4th of 15)        6th of 15)(4)
Moody's....................         A1                 not              Baa1                Ba1
                                 ("Good,"             rated         ("Adequate,"       ("Questionable,"
                                5th of 19)                          8th of 19)(5)      11th of 19)(5)

---------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale (e.g., CG Life's rating by A.M. Best Company, Inc. ("A.M. Best") is the 2nd highest rating awarded in its scale of 15).
(2) The rated Ongoing Operations consist of CIGNA's domestic ongoing property and casualty insurance subsidiaries. For further information, see "Property and Casualty" on page 13.
(3) The rated Run-off Operations consist of domestic insurance subsidiaries that manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. For further information, see "Property and Casualty" on page 13.
(4) Although this is the sixth highest rating in the A.M. Best rating scale, it is the second highest rating available for run-off operations.
(5) Moody's rates the principal insurance companies within the Ongoing Operations and the Run-off Operations, whereas A.M. Best rates each such operation collectively.

     Debt ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. The rating scales of the principal agencies that rate CIGNA's senior debt are characterized as follows: Moody's, Aaa to C ("Best" to "Lowest"); S&P, AAA to D ("Extremely Strong" to "Default"); and Duff & Phelps, AAA to DD ("Highest" to "Default"). The commercial paper rating scales for Moody's, S&P and Duff & Phelps are as follows: Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime"); S&P, A-1+ to D ("Extremely Strong" to "Default"); and Duff & Phelps, D-1+ to D-5 ("Highest" to "Default").

     As of March 18, 1996, the debt ratings obtained from the following agencies were as follows:

                                                                     DEBT RATINGS(1)
                                                                    CIGNA CORPORATION
                                                         ---------------------------------------
                                                                                 COMMERCIAL
                                                           SENIOR DEBT              PAPER
                                                         ----------------    -------------------
    Moody's............................................        Baa1                Prime-2
                                                            ("Medium-            ("Strong,"
                                                             grade,"              2nd of 4)
                                                            8th of 19)
    Standard & Poor's..................................        BBB+                  A-2
                                                           ("Adequate,"       ("Satisfactory,"
                                                            8th of 22)            3rd of 7)
    Duff & Phelps......................................         A                    D-1
                                                           ("Adequate,"         ("Very high,"
                                                            6th of 18)            2nd of 7)

---------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale.

     The ratings are reviewed routinely by the rating agencies and may be changed at their discretion.

J. Miscellaneous

     Portions of CIGNA's insurance business are seasonal in nature. Reported claims under group health and certain property and casualty products are generally higher in the first quarter. Sales, particularly of individual life products, are generally lowest in the first quarter and highest in the fourth quarter.

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 1995. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 44,700, 48,600 and 50,600 employees as of December 31, 1995, 1994 and 1993, respectively.

Item 2. PROPERTIES

     CIGNA's headquarters are located in approximately 90,240 total square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Property & Casualty, CIGNA Group Insurance: Life, Accident, Disability, and CIGNA International are located in a leased building of approximately 1.25 million total square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare, CIGNA Individual Insurance, CIGNA Reinsurance: Life, Accident, Health and CIGNA Investment Management are located in a complex of buildings owned by CIGNA, aggregating approximately 1.15 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA's Retirement & Investment Services operations are located in approximately 230,000 total square feet of leased office space at Metro Center One, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 15 to CIGNA's 1995 Consolidated Financial Statements of CIGNA's 1995 Annual Report. This paragraph does not include information on investment properties.

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

H. EDWARD HANWAY, 44, President of CIGNA HealthCare beginning February 1996; President of CIGNA International from March 1994 until February 1996; and President of CIGNA International: Property & Casualty from February 1989 until March 1994.

GERALD A. ISOM, 57, President of CIGNA Property and Casualty since March 1993; Group Vice President of Transamerica Corporation from 1990 until March 1993; and Chief Executive Officer and President of Transamerica Insurance Group from January 1985 until March 1993. Transamerica Insurance Group is a major provider of property and casualty insurance products.

THOMAS C. JONES, 49, President of CIGNA Individual Insurance since February 1995; President of CG Life since March 1995; President of CIGNA Reinsurance Property & Casualty from March 1994 until February 1995; Executive Vice President, Chief Administrative Officer and member of the Boards of Directors of NAC Re Corporation and NAC Reinsurance Corporation from November 1985 until January 1994; and Chief Operating Officer of NAC Re Corporation and NAC Reinsurance Corporation from June 1993 and September 1990, respectively, until January 1994. NAC Re Corporation is the parent corporation of NAC Reinsurance Corporation, a major provider of property and casualty reinsurance products.

JOHN K. LEONARD, 47, President of CIGNA Group Insurance: Life, Accident, Disability since March 1992; and Senior Vice President of CIGNA from March 1989 until March 1992, with responsibility for Corporate Marketing and Strategy.

DONALD M. LEVINSON, 50, Executive Vice President of CIGNA since March 1988, with responsibility for Human Resources and Services.

FRANCINE M. NEWMAN, 51, President of CIGNA Reinsurance: Life, Accident, Health since July 1984.

BYRON D. OLIVER, 53, President of CIGNA Retirement & Investment Services since February 1988.

ARTHUR C. REEDS, III, 51, President of CIGNA Investment Management since March 1992; and Managing Director and Head of Portfolio Management, CIGNA's Investment Division, from May 1986 until March 1992.

B. KINGSLEY SCHUBERT, 50, President of CIGNA International beginning February 1996; Senior Vice President of CIGNA International (Asia-Pacific) from March 1995 until February 1996; President of CIGNA Insurance Company in Japan from June 1992 until February 1996; Senior Vice President of American International Underwriters Corporation from September 1991 until April 1992; and Chief Operating Officer of AIU Insurance Company, American Home Assurance Company and ALICO from March 1986 until September 1991. American International Underwriters Corporation, AIU Insurance Company, American Home Assurance Company and ALICO are subsidiaries of American International Group, Inc., a major provider of insurance products.

JAMES G. STEWART, 53, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

WILSON H. TAYLOR, 52, Chairman of CIGNA since November 1989; and Chief Executive Officer of CIGNA since November 1988 and President of CIGNA since May 1988.

THOMAS J. WAGNER, 56, Executive Vice President and General Counsel of CIGNA since January 1992; Corporate Secretary of CIGNA from January 1988 until April 1992; and Senior Vice President of CIGNA from January 1988 until January 1992.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 47 and under the caption "Stock Listing" on the inside back cover of CIGNA's 1995 Annual Report is incorporated by reference, as is the information from Note 8 to CIGNA's Consolidated Financial Statements and the number of shareholders of record as of December 31, 1995 under the caption "Highlights" on page one of CIGNA's 1995 Annual Report.

Item 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page one of CIGNA's 1995 Annual Report is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages eight through 23 of CIGNA's 1995 Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 24 through 45 and the report of its independent accountants on page 46 of CIGNA's 1995 Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 47.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

     The information under the captions "Nominees for Election" and "Incumbent Directors to Continue in Office" on pages five and six of CIGNA's proxy statement dated March 19, 1996 are incorporated by reference.

B. Executive Officers of the Registrant

     See PART I above.

C. Compliance with Section 16(a) of the Securities Exchange Act

     The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 19 of CIGNA's proxy statement dated March 19, 1996 is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" on pages 11 through 15 and "Compensation of Directors" on pages eight and nine of CIGNA's proxy statement dated March 19, 1996 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Ownership of CIGNA Corporation Common Stock by Directors and Executive Officers" on pages two and three and "Ownership of CIGNA Corporation Common Stock by Certain Beneficial Owners" on page four of CIGNA's proxy statement dated March 19, 1996, relating to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" on page nine of CIGNA's proxy statement dated March 19, 1996 is incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's 1995 Annual
            Report:

            Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1995, 1994 and 1993--page 24.

            Consolidated Balance Sheets as of December 31, 1995 and 1994--page
            25.

            Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993--page 26.

            Notes to Financial Statements--pages 27 through 45.

            Report of Independent Accountants, Price Waterhouse LLP--page 46.

        (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

        (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

     B. During the last quarter of the fiscal year ended December 31, 1995, the registrant filed (1) a Report on Form 8-K dated October 2, 1995, regarding an increase in net reserves for asbestos-related and environmental pollution claims and other exposures and the restructuring of the domestic property and casualty companies, and (2) a Report on Form 8-K dated October 31, 1995 containing a copy of a news release reporting its third quarter 1995 results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 28, 1996

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

PRINCIPAL EXECUTIVE OFFICER:                     DIRECTORS:*
                                                 Robert P. Bauman
                                                 Robert H. Campbell
Wilson H. Taylor*                                Alfred C. DeCrane, Jr.
Chairman, Chief Executive Officer                James F. English, Jr.
and a Director                                   Bernard M. Fox
                                                 Frank S. Jones
                                                 Gerald D. Laubach
                                                 Marilyn W. Lewis
                                                 Paul F. Oreffice
                                                 Charles R. Shoemate
                                                 Louis W. Sullivan, M.D.
PRINCIPAL ACCOUNTING OFFICER:                    Carol Cox Wait
                                                 Ezra K. Zilkha
/s/  GARY A. SWORDS
--------------------------------------------
Gary A. Swords
Vice President and Chief Accounting Officer
                                                 *By: /s/  THOMAS J. WAGNER
                                                       --------------------------------------
                                                       Thomas J. Wagner
                                                       Attorney-in-Fact

                       CIGNA CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        -----
Report of Independent Accountants on Financial Statement
  Schedules.........................................................     FS-2
                                                           SCHEDULES
    I    Summary of Investments--Other Than Investments in Related
           Parties as of December 31, 1995..........................     FS-3
   II    Condensed Financial Information of CIGNA Corporation
           (Registrant).............................................     FS-4
  III    Supplementary Insurance Information........................     FS-8
   IV    Reinsurance................................................    FS-10
    V    Valuation and Qualifying Accounts and Reserves.............    FS-11
   VI    Supplemental Information Concerning Property-Casualty
           Insurance Operations.....................................    FS-12

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's 1995 Annual Report.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of CIGNA Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 13, 1996 appearing on page 46 of the 1995 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
February 13, 1996

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS-- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                   DECEMBER 31, 1995
                                 (IN MILLIONS)

                                                                                  AMOUNT AT WHICH
                                                                                   SHOWN IN THE
                                                                        FAIR       CONSOLIDATED
                   TYPE OF INVESTMENT                        COST       VALUE      BALANCE SHEET
---------------------------------------------------------   -------    -------    ---------------
Fixed maturities
  Bonds:
     United States government and government agencies and
       authorities.......................................   $ 1,307    $ 1,650        $ 1,650
     States, municipalities and political subdivisions...     1,594      1,816          1,816
     Foreign governments.................................     2,354      2,508          2,508
     Public utilities....................................     2,829      3,097          3,097
     Convertibles and bonds with warrants attached.......        39         41             41
     All other corporate bonds...........................    17,310     18,855         18,855
  Asset-backed securities................................     7,813      8,254          8,254
  Redeemable preferred stocks............................        29         20             20
                                                            -------    -------    ---------------
       Total fixed maturities............................    33,275     36,241         36,241
                                                            -------    -------    ---------------
Equity securities
  Common stocks:
     Industrial, miscellaneous and all other.............       445        521            521
     Banks, trust and insurance companies................        64         74             74
     Public utilities....................................        34         36             36
  Non-redeemable preferred stocks........................        22         30             30
                                                            -------    -------    ---------------
       Total equity securities...........................       565        661            661
Mortgage loans on real estate............................    11,010                    11,010
Policy loans.............................................     7,107                     7,107
Real estate investments (including $685 million of real
  estate acquired in satisfaction of debt)...............     1,283                     1,283
Other long-term investments..............................       295                       295
Short-term investments...................................     1,113                     1,113
                                                            -------               ---------------
       Total investments.................................   $54,648                   $57,710
                                                            =======               ==============

                       CIGNA CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                              STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                FOR THE YEAR ENDED DECEMBER
                                                                            31,
                                                               -----------------------------
                                                               1995        1994        1993
                                                               -----       -----       -----
Intercompany income......................................      $   2       $   2       $   3
                                                               -----       -----       -----
  Total revenues.........................................          2           2           3
                                                               -----       -----       -----
Operating expenses:
  Interest...............................................        109         111         105
  Intercompany interest..................................         29          18          14
  Other..................................................          5           3           1
                                                               -----       -----       -----
     Total operating expenses............................        143         132         120
                                                               -----       -----       -----
Loss before income taxes.................................       (141)       (130)       (117)
Income tax benefit.......................................        (34)        (34)        (33)
                                                               -----       -----       -----
Loss of parent company...................................       (107)        (96)        (84)
Equity in income of subsidiaries.........................        318         650         318
                                                               -----       -----       -----
Net income...............................................      $ 211       $ 554       $ 234
                                                               ======      ======      ======

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                                          AS OF DECEMBER 31,
                                                                          -------------------
                                                                           1995         1994
                                                                          ------       ------
Assets:
  Cash and cash equivalents...........................................    $    4       $    1
  Investments in subsidiaries.........................................     9,069        8,187
  Other assets........................................................       184          202
  Goodwill............................................................        70           82
                                                                          ------       ------
     Total............................................................    $9,327       $8,472
                                                                          ======       ======
Liabilities:
  Intercompany........................................................    $  179       $  650
  Short-term debt.....................................................       410          267
  Long-term debt......................................................       892        1,211
  Other liabilities...................................................       689          533
                                                                          ------       ------
     Total liabilities................................................     2,170        2,661
                                                                          ------       ------
Shareholders' Equity:
  Common stock (shares issued, 87 and 83).............................        87           83
  Additional paid-in capital..........................................     2,536        2,248
  Net unrealized appreciation (depreciation) -- fixed maturities......     1,025         (122)
  Net unrealized appreciation -- equity securities....................        73          141
  Net translation of foreign currencies...............................       (27)         (27)
  Retained earnings...................................................     4,041        4,052
  Less treasury stock, at cost........................................      (578)        (564)
                                                                          ------       ------
     Total shareholders' equity.......................................     7,157        5,811
                                                                          ------       ------
     Total............................................................    $9,327       $8,472
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

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                      1995     1994     1993
                                                                      -----    -----    -----
Cash Flows from Operating Activities:
Net Income.........................................................   $ 211    $ 554    $ 234
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
     Equity in income of subsidiaries..............................    (318)    (650)    (318)
     Dividends received from subsidiaries..........................     545      523      308
     Other liabilities.............................................     159     (162)     210
     Other, net....................................................      27      (87)     (28)
                                                                      -----    -----    -----
       Net cash provided by operating activities...................     624      178      406
                                                                      -----    -----    -----
Cash Flows from Investing Activities:
Capital contributions to subsidiaries..............................     (16)    (158)    (480)
Other, net.........................................................      (6)      --        1
                                                                      -----    -----    -----
       Net cash used in investing activities.......................     (22)    (158)    (479)
                                                                      -----    -----    -----
Cash Flows from Financing Activities:
Change in intercompany debt........................................    (471)     164       37
Net change in commercial paper.....................................     (13)     (38)     (48)
Issuance of long-term debt.........................................      86      112      327
Repayment of debt..................................................      --      (44)     (36)
Issuance of common stock...........................................      21        5        6
Dividends paid.....................................................    (222)    (219)    (219)
                                                                      -----    -----    -----
       Net cash provided by (used in) financing activities.........    (599)     (20)      67
                                                                      -----    -----    -----
Net (decrease) increase in cash and cash equivalents...............       3       --       (6)
Cash and cash equivalents, beginning of year.......................       1        1        7
                                                                      -----    -----    -----
Cash and cash equivalents, end of year.............................   $   4    $   1    $   1
                                                                      ======   ======   ======

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

Note 1-- In 1993, CIGNA implemented Statement of Financial Accounting Standards
        (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 required that debt and equity securities be classified into different categories and carried at fair value if they are not classified as held-to-maturity. During the fourth quarter of 1995, the Financial Accounting Standards Board issued a guide to implementation of SFAS No. 115, which permits a one-time opportunity to reclassify securities subject to SFAS No. 115. Consequently, CIGNA reclassified all held-to-maturity securities of its subsidiaries to available-for-sale as of December 31, 1995. The non-cash reclassification of these securities resulted in an increase of approximately $300 million, net of policyholder-related amounts and deferred income taxes, in net unrealized appreciation included in Shareholders' Equity as of December 31, 1995.

Note 2-- Long-term debt, net of current maturities, consists of CIGNA's 8.16% Notes due 2000; 8 3/4% Notes due 2001; 7.17% Notes due 2002; 7.4%
          Notes due 2003; 6 3/8% Notes due 2006; 8 1/4% Notes due 2007; 7.65%
          Notes due 2023; 8.3% Notes due 2023; and Medium-term Notes with interest rates ranging from 5 3/4% to 9 3/4%, and original maturity dates from approximately five to ten years. As of December 31, 1995 and 1994, the weighted average interest rate on Medium-term Notes was 8.5% and 8.6%, respectively.

          Maturities of long-term debt for each of the next five years are as follows: 1996--$157 million; 1997--$39 million; 1998--$82 million;
          1999--$10 million; 2000--$53 million.

          During 1995, CIGNA's 8.2% Convertible Subordinated Debentures due in 2010 were converted through non-cash transactions into approximately
          3.6 million shares of CIGNA common stock.

          In 1995, CIGNA issued $25 million of unsecured 8.16% Notes due in 2000; $25 million of unsecured 7.17% Notes due in 2002; and $36 million of Medium-term Notes.

          In 1994, CIGNA issued $100 million of unsecured 6 3/8% Notes due in 2006 and $12 million of Medium-term notes.

          As of December 31, 1995, CIGNA had approximately $800 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission that may be issued as debt, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

          Interest paid on short and long-term debt amounted to $113 million, $109 million and $95 million, for 1995, 1994 and 1993, respectively.

Note 3-- CIGNA Corporation files a consolidated U.S. federal income tax return with its domestic subsidiaries. Net income taxes paid in connection with the consolidated return were $163 million, $477 million and $75 million during 1995, 1994 and 1993, respectively.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

                                                      DEFERRED      FUTURE POLICY      UNPAID
                                                       POLICY        BENEFITS AND      CLAIMS
                                                     ACQUISITION    CONTRACTHOLDER    AND CLAIM
                     SEGMENT                            COSTS       DEPOSIT FUNDS     EXPENSES
--------------------------------------------------   -----------    --------------    ---------
Year Ended December 31, 1995:
  Property and Casualty:
     Domestic.....................................     $   187         $    172        $12,481
     International................................         204            2,027          2,566
     Other, primarily Reinsurance.................          --               --          2,076
                                                     -----------    --------------    ---------
       Total Property and Casualty................         391            2,199         17,123
  Employee Life and Health Benefits...............          29            4,410          1,914
  Employee Retirement and Savings Benefits........          76           20,233             --
  Individual Financial Services...................         613           12,565            266
  All Other.......................................          --            2,655             --
                                                     -----------    --------------    ---------
       Total......................................     $ 1,109         $ 42,062        $19,303
                                                     ===========    ===============   ==========
Year Ended December 31, 1994:
  Property and Casualty:
     Domestic.....................................     $   218         $    179        $12,373
     International................................         185            1,654          2,401
     Other, primarily Reinsurance.................          10               --          2,134
                                                     -----------    --------------    ---------
       Total Property and Casualty................         413            1,833         16,908
  Employee Life and Health Benefits...............          28            3,909          2,125
  Employee Retirement and Savings Benefits........          71           19,493             --
  Individual Financial Services...................         616           10,080            213
  All Other.......................................          --            2,138             --
                                                     -----------    --------------    ---------
       Total......................................     $ 1,128         $ 37,453        $19,246
                                                     ===========    ===============   ==========
Year Ended December 31, 1993:
  Property and Casualty:
     Domestic.....................................     $   269         $    129        $13,107
     International................................         167            1,162          2,350
     Other, primarily Reinsurance.................          10          --               2,370
                                                     -----------    --------------    ---------
       Total Property and Casualty................         446            1,291         17,827
  Employee Life and Health Benefits...............          28            3,833          2,168
  Employee Retirement and Savings Benefits........          62           20,404             --
  Individual Financial Services...................         549            7,699            200
  All Other.......................................      --                1,956             29
                                                     -----------    --------------    ---------
       Total......................................     $ 1,085         $ 35,183        $20,224
                                                     ===========    ===============   ==========

------------
(1) Amounts presented are shown net of the effects of reinsurance.

(2) The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

                                                  BENEFITS,
                    PREMIUMS         NET         LOSSES AND        POLICY          OTHER
       UNEARNED       AND        INVESTMENT      SETTLEMENT      ACQUISITION     OPERATING     PREMIUMS
       PREMIUMS     FEES(1)       INCOME(2)      EXPENSES(1)      EXPENSES       EXPENSES      WRITTEN
       --------     --------     -----------     -----------     -----------     ---------     --------
        $  993      $ 1,813        $   478         $ 2,679         $   461        $   525       $1,720
           939        2,708            251           1,835             560            420        1,803
            64          119             65             248              26             41           64
       --------     --------     -----------     -----------     -----------     ---------     --------
         1,996        4,640            794           4,762           1,047            986        3,587
           150        8,135            574           6,105               9          2,193        --
         --             258          1,722           1,522              18            159        --
            30          881            968           1,268             107            314        --
         --           --               238             198          --                 16        --
       --------     --------     -----------     -----------     -----------     ---------     --------
        $2,176      $13,914        $ 4,296         $13,855         $ 1,181        $ 3,668       $3,587
       ==========   ==========   ============    ===========     ===========     =========     ==========
        $1,179      $ 2,314        $   483         $ 2,441         $   469        $   484       $2,103
         1,023        2,386            207           1,613             500            421        1,618
           122          343             66             360              98             61          351
       --------     --------     -----------     -----------     -----------     ---------     --------
         2,324        5,043            756           4,414           1,067            966        4,072
           218        7,844            515           5,766              11          2,044        --
         --             201          1,722           1,469              17            162        --
            33          824            741           1,065              70            292        --
         --           --               212             212               1             31        --
       --------     --------     -----------     -----------     -----------     ---------     --------
        $2,575      $13,912        $ 3,946         $12,926         $ 1,166        $ 3,495       $4,072
       ==========   ==========   ============    ===========     ===========     =========     ==========
        $1,403      $ 2,622        $   496         $ 3,110         $   531        $   632       $2,482
           965        2,071            186           1,446             465            448        1,444
           112          443             71             477             117             64          412
       --------     --------     -----------     -----------     -----------     ---------     --------
         2,480        5,136            753           5,033           1,113          1,144        4,338
           188        7,438            503           5,543              13          1,985        --
         --             296          1,846           1,721              14            153        --
            35          814            583             921              68            294        --
             8           28            217             201               2             32           28
       --------     --------     -----------     -----------     -----------     ---------     --------
        $2,711      $13,712        $ 3,902         $13,419         $ 1,210        $ 3,608       $4,366
       ==========   ==========   ============    ===========     ===========     =========     ==========

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE IV
                                  REINSURANCE
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                             PERCENTAGE
                                                      CEDED TO      ASSUMED                  OF AMOUNT
                                           GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                           AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                          --------    ---------    ----------    --------    ----------
Year Ended December 31, 1995:
  Life insurance in force...............  $506,313     $44,683      $158,414     $620,044       25.5%
                                          ========    ========     =========     ========    =========
  Premiums and fees:
     Life insurance and annuities.......  $  2,978     $   171      $    591     $  3,398       17.4%
     Accident and health insurance......     7,030         336           719        7,413        9.7
     Property and casualty insurance....     4,115       1,745           733        3,103       23.6
                                          --------    ---------    ----------    --------
          Total.........................  $ 14,123     $ 2,252      $  2,043     $ 13,914       14.7%
                                          ========    ========     =========     ========    =========
Year Ended December 31, 1994:
  Life insurance in force...............  $496,373     $33,891      $152,334     $614,816       24.8%
                                          ========    ========     =========     ========    =========
  Premiums and fees:
     Life insurance and annuities.......  $  3,107     $   341      $    526     $  3,292       16.0%
     Accident and health insurance......     6,566         310           646        6,902        9.3
     Property and casualty insurance....     4,591       1,894         1,021        3,718       27.5
                                          --------    ---------    ----------    --------
          Total.........................  $ 14,264     $ 2,545      $  2,193     $ 13,912       15.8%
                                          ========    ========     =========     ========    =========
Year Ended December 31, 1993:
  Life insurance in force...............  $395,042     $26,268      $234,892     $603,666       38.9%
                                          ========    ========     =========     ========    =========
  Premiums and fees:
     Life insurance and annuities.......  $  2,378     $   167      $    893     $  3,104       28.8%
     Accident and health insurance......     5,970         228           835        6,577       12.7
     Property and casualty insurance....     4,780       1,801         1,052        4,031       26.1
                                          --------    ---------    ----------    --------
          Total.........................  $ 13,128     $ 2,196      $  2,780     $ 13,712       20.3%
                                          ========    ========     =========     ========    =========

                               CIGNA CORPORATION

                                   SCHEDULE V
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                      CHARGED       CHARGED
                                                     (CREDITED)   (CREDITED)
                                        BALANCE AT      TO         TO OTHER          OTHER        BALANCE
                                        BEGINNING    COSTS AND     ACCOUNTS       DEDUCTIONS      AT END
             DESCRIPTION                OF PERIOD    EXPENSES    --DESCRIBE(1)   --DESCRIBE(2)   OF PERIOD
--------------------------------------  ----------   ---------   -------------   -------------   ---------
1995:
INVESTMENT ASSET VALUATION RESERVES:
  Mortgage loans......................     $179        $   3          $10            $(104)        $  88
  Real estate.........................      104            5           10              (10)          109
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................      139           36           --              (46)          129
  Reinsurance recoverables............      435          273           --               (8)          700
DEFERRED TAX ASSET VALUATION
  ALLOWANCE...........................       47            1           --               --            48
1994:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities....................     $ 11        $  --          $--            $ (11)        $  --
  Mortgage loans......................      216            8           24              (69)          179
  Real estate.........................       98            6            6               (6)          104
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................      120           62           --              (43)          139
  Reinsurance recoverables............      405           42           --              (12)          435
DEFERRED TAX ASSET VALUATION
  ALLOWANCE...........................       53           (6)          --               --            47
1993:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities....................     $ 29        $ (10)         $(8)           $  --         $  11
  Mortgage loans......................      184           62           48              (78)          216
  Real estate.........................       79            8           21              (10)           98
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................       90           49           --              (19)          120
  Reinsurance recoverables............      381           28           --               (4)          405
DEFERRED TAX ASSET VALUATION
  ALLOWANCE...........................       82          (29)          --               --            53

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

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE VI
                      SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (IN MILLIONS)

[CAPTION]

------------------------------------------------------------------------------------------------------------
                 COLUMN A                      COLUMN B         COLUMN C           COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------
                                                              RESERVES FOR
                                               DEFERRED       UNPAID CLAIMS        DISCOUNT,
               AFFILIATION                      POLICY          AND CLAIM           IF ANY,
                   WITH                       ACQUISITION      ADJUSTMENT         DEDUCTED IN       UNEARNED
                REGISTRANT                       COSTS          EXPENSES          COLUMN C(1)       PREMIUMS
------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:
  Consolidated property-casualty
     entities.............................       $ 386           $17,023              $19            $1,632
Year Ended December 31, 1994:
  Consolidated property-casualty
     entities.............................       $ 406           $16,825              $20            $1,869
Year Ended December 31, 1993:
  Consolidated property-casualty
     entities.............................       $ 437           $17,764              $22            $1,994

---------------
(1) Discounts were computed using an annual interest rate of 9%.

(2) Amounts presented are shown net of the effects of reinsurance.

[CAPTION]

-------------------------------------------------------------------------------------------------
 COLUMN F        COLUMN G            COLUMN H             COLUMN I        COLUMN J       COLUMN K
-------------------------------------------------------------------------------------------------
                                 CLAIMS AND CLAIM       AMORTIZATION
                               ADJUSTMENT EXPENSES      OF DEFERRED      PAID CLAIMS
                   NET         INCURRED RELATED TO:        POLICY         AND CLAIM
  EARNED        INVESTMENT     CURRENT      PRIOR          ACQUI-        ADJUSTMENT      PREMIUMS
PREMIUMS(2)       INCOME       YEAR(2)     YEAR(2)      SITION COSTS     EXPENSES(2)     WRITTEN
-------------------------------------------------------------------------------------------------
  $ 3,729          $674        $2,386       $1,498         $  950          $ 3,360        $3,587
  $ 4,247          $657        $3,093       $  538         $1,054          $ 3,656        $4,072
  $ 4,464          $674        $3,526       $  789         $1,115          $ 4,217        $4,338

CIGNA CORPORATION

One Liberty Place
Philadelphia, PA 19192-1550

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                               CIGNA CORPORATION
                           -------------------------

                                    EXHIBITS

                                     TO THE
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                           -------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------
  3.1      Restated Certificate of Incorporation      Filed as Exhibit 3.1 to the
           of the registrant as last amended          registrant's Form 10-K for the year
           October 2, 1990                            ended December 31, 1993 and
                                                      incorporated herein by reference.
  3.2      By-Laws of the registrant as last          Filed herewith.
           amended and restated January 24, 1996
  4.1      Description of Preferred Stock Purchase    Filed as Item 1 and Exhibit 1 to the
           Rights, including the Rights Agreement     registrant's Form 8-A Registration
           dated as of July 23, 1987 between CIGNA    Statement dated July 28, 1987, such
           Corporation and Morgan Shareholder         Exhibit 1 amended by the registrant's
           Services Trust Company                     Amendment No. 1 on Form 8 dated August
                                                      11, 1987, and incorporated herein by
                                                      reference.
  4.2      Amended description of Preferred Stock     Filed as Item 1 and Exhibit 2 to the
           Purchase Rights, including the First       registrant's Amendment No. 2 on Form 8
           Amendment to Rights Agreement dated as     dated March 27, 1989 and incorporated
           of March 22, 1989 between CIGNA            herein by reference.
           Corporation and Morgan Shareholder
           Services Trust Company
   Exhibits 10.1 through 10.27 are filed as exhibits pursuant to Item 14(c) of Form 10-K.
 10.1      Deferred Compensation Plan for             Filed herewith.
           Directors of CIGNA Corporation, as
           amended and restated as of January 1,
           1996
 10.2      Retirement and Consulting Plan for         Filed as Exhibit 10.12 to the
           Directors of CIGNA Corporation, as         registrant's Form 10-K for the year
           amended and restated as of May 29, 1991    ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.3      Restricted Stock Plan for Non-Employee     Filed as Exhibit 10.15 to the
           Directors of CIGNA Corporation             registrant's Form 10-K for the year
           effective as of September 30, 1989         ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.4      Description of First Amendment to the      Filed as Exhibit 10.16 to the
           Restricted Stock Plan for Non-Employee     registrant's Form 10-K for the year
           Directors of CIGNA Corporation             ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.5      Description of Stock Compensation Plan     Filed as Exhibit 10.3 to the
           for Non-Employee Directors of CIGNA        registrant's Form 10-K for the quarter
           Corporation, as amended and restated       ended September 30, 1995 and
           effective July 1, 1995                     incorporated herein by reference.

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------
 10.6      CIGNA Corporation Stock Plan effective     Filed as Exhibit 10.1 to the
           as of May 1, 1991                          registrant's Form 10-K for the year
                                                      ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.7      Amendment No. 1 dated as of July 28,       Filed as Exhibit 10.2 to the
           1993 to the CIGNA Corporation Stock        registrant's Form 10-K for the year
           Plan                                       ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.8      Amendment No. 2 dated as of February       Filed as Exhibit 10.3 to the
           24, 1994 to the CIGNA Corporation Stock    registrant's Form 10-K for the year
           Plan                                       ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.9      CIGNA Corporation Executive Stock          Filed as Exhibit 10.4 to the
           Incentive Plan, as Amended and Restated    registrant's Form 10-K for the year
           as of March 23, 1988                       ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.10     Amendment No. 1 dated as of September      Filed as Exhibit 10.5 to the
           28, 1988 to the CIGNA Corporation          registrant's Form 10-K for the year
           Executive Stock Incentive Plan             ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.11     Amendment No. 2 dated as of March 27,      Filed as Exhibit 10.6 to the
           1991 to the CIGNA Corporation Executive    registrant's Form 10-K for the year
           Stock Incentive Plan                       ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.12     CIGNA Long-Term Incentive Plan             Filed as Appendix A to the registrant's
                                                      definitive proxy statement on Schedule
                                                      14A dated March 20, 1995 and
                                                      incorporated herein by reference.
 10.13     CIGNA Corporation Strategic Performance    Filed as Exhibit 10.8 to the
           Plan, as amended and restated March 25,    registrant's Form 10-K for the year
           1992                                       ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.14     Description of January 25, 1995            Filed as Exhibit 10.1 to the
           Amendment to the CIGNA Corporation         registrant's Form 10-Q for the quarter
           Strategic Performance Plan                 ended March 31, 1995 and incorporated
                                                      herein by reference.
 10.15     Deferred Compensation Plan of CIGNA        Filed herewith.
           Corporation and Participating
           Subsidiaries, as amended and restated
           as of January 1, 1996
 10.16     CIGNA Supplemental Pension Plan, as        Filed as Exhibit 10.1 to the
           amended and restated as of July 28,        registrant's Form 10-Q for the quarter
           1993                                       ended June 30, 1994 and incorporated
                                                      herein by reference.

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------

 10.17     Description of July 26, 1995 Amendment     Filed as Exhibit 10.1 to the
           to CIGNA Supplemental Pension Plan         registrant's Form 10-Q for the quarter
                                                      ended September 30, 1995 and
                                                      incorporated herein by reference.
 10.18     CIGNA Corporation Severance Benefits       Filed as Exhibit 10.2 to the
           Plan for Members of the Executive          registrant's Form 10-Q for the quarter
           Group, as amended and restated as of       ended June 30, 1994 and incorporated
           July 27, 1994                              herein by reference.
 10.19     Description of January 25, 1995            Filed as Exhibit 10.2 to the
           Amendment to the CIGNA Corporation         registrant's Form 10-Q for the quarter
           Severance Benefits Plan for Members of     ended March 31, 1995 and incorporated
           the Executive Group                        herein by reference.
 10.20     Description of July 26, 1995 Amendment     Filed as Exhibit 10.2 to the
           to the CIGNA Corporation Severance         registrant's Form 10-Q for the quarter
           Benefits Plan for Members of the           ended September 30, 1995 and
           Executive Group                            incorporated herein by reference.
 10.21     Description of CIGNA Corporation           Filed as Exhibit 10.9 to the
           Financial Services Program                 registrant's Form 10-K for the year
                                                      ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.22     Description of the CIGNA Corporation       Filed as Exhibit 10.7 to the
           Key Management Annual Incentive Bonus      registrant's Form 10-K for the year
           Plan                                       ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.23     Agreement dated February 9, 1993           Filed as Exhibit 10.14 to the
           between Mr. Isom and the registrant        registrant's Form 10-K for the year
                                                      ended December 31, 1993 and
                                                      incorporated herein by reference.
 10.24     Agreement dated May 24, 1995, between      Exhibit omitted and filed separately
           Mr. Isom and the registrant                with the Securities and Exchange
                                                      Commission. Confidential treatment
                                                      requested.
 10.25     Form of Special Retention Agreement        Filed as Exhibit 10.3 to the
           with Messrs. Taylor and Stewart            registrant's Form 10-Q for the quarter
                                                      ended March 31, 1995 and incorporated
                                                      herein by reference.
 10.26     Special Retention Agreement with Mr.       Filed herewith.
           Levinson
 10.27     Form of Special Deferral Agreement with    Filed as Exhibit 10.4 to the
           certain executive officers                 registrant's Form 10-Q for the quarter
                                                      ended March 31, 1995 and incorporated
                                                      herein by reference.
 11        Computation of Primary and Fully           Filed herewith.
           Diluted Earnings Per Share

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------

 12        Computation of Ratios of Earnings to       Filed herewith.
           Fixed Charges
 13        Portions of registrant's 1995 Annual       Filed herewith.
           Report to Shareholders (Entire Annual
           Report bound in printed versions of
           Form 10-K.)
 21        Subsidiaries of the Registrant             Filed herewith.
 23        Consent of Independent Accountants         Filed herewith.
 24.1      Powers of Attorney                         Filed herewith.
 24.2      Certified Resolutions                      Filed herewith.
 27        Financial Data Schedule (Included only     Filed herewith.
           in the electronic format of Form 10-K.)
 28.1      Reconciliation of Schedule P to Total      Filed herewith.
           Statutory Reserves
 28.2      (P) Schedule P to the Annual Statement     Filed herewith in paper format under
           for the Year 1995 of ICNA and its          cover of Form SE.
           Affiliates

     The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, Pennsylvania 19192-2378.