Form 10-K/A
period 1995-12-31
CIGNA CORP
filed 1996-05-02
CIK 701221

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
                                               ----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE PERIOD
                            ENDING DECEMBER 31, 1995

The undersigned registrant hereby amends ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K of its Annual Report on Form 10-K for the period ending December 31, 1995 for the sole purpose of filing a revised Exhibit 28.2, Schedule P to the Annual Statement for the Year 1995 of ICNA and its Affiliates.


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


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 2, 1996

                                               CIGNA Corporation

                                               By: /s/ Thomas J. Wagner
                                                   ------------------------
                                                   Thomas J. Wagner
                                                   Executive Vice President
                                                   and General Counsel

                               INDEX TO EXHIBITS

NUMBER                   DESCRIPTION                             METHOD OF FILING
- ------     ---------------------------------------    ---------------------------------------


 28.2      (P) Revised Schedule P to the Annual       Filed herewith in paper format under
           Statement for the Year 1995 of ICNA        cover of Form SE.
           and its Affiliates



     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, Pennsylvania 19192-2378.