Form 10-Q
period 1996-03-31
CIGNA CORP
filed 1996-05-13
CIK 701221

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1996
                                               --------------

                                      OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from _____ to _____

Commission file number 1-8323
                       ------

                              CIGNA Corporation
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                            06-1059331
- -------------------------------          ------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

  ONE LIBERTY PLACE, PHILADELPHIA, PA.        19192-1550
- --------------------------------------        ----------
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


      As of April 30, 1996, 76,511,754 shares of the issuer's Common Stock were outstanding.

                               CIGNA CORPORATION


                                     INDEX


                                                                         Page No.
                                                                         --------
PART I.          FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Consolidated Statements of Income                   1
                                 and Retained Earnings
                          Consolidated Balance Sheets                         2
                          Consolidated Statements of Cash                     3
                                 Flows
                          Notes to Financial Statements                       4

                 Item 2.  Management's Discussion and                         9
                                 Analysis of Financial Condition
                                 and Results of Operations


PART II.         OTHER INFORMATION

                 Item 4.  Submission of Matters to a Vote                    22
                          of Security Holders.

                 Item 6.  Exhibits and Reports on Form 8-K.                  23

SIGNATURE                                                                    24

EXHIBIT INDEX                                                                25

 Part I.  FINANCIAL  INFORMATION
 Item 1.  Financial Statements


 CIGNA  CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
 EARNINGS
 (In millions, except per share amounts)


                                                                      Three Months Ended
                                                                           March 31,
                                                                    1996              1995
==============================================================================================
 REVENUES

 Premiums and fees                                               $   3,390          $  3,418
 Net investment income                                               1,083             1,027
 Other revenues                                                        142               127
 Realized investment gains                                              30               182
                                                                 ----------         ---------
     Total revenues                                                  4,645             4,754
                                                                 ----------         ---------

 BENEFITS, LOSSES AND EXPENSES
 Benefits, losses and settlement expenses                            3,144             3,197
 Policy acquisition expenses                                           272               306
 Other operating expenses                                              871               849
                                                                 ----------         ---------
     Total benefits, losses and expenses                             4,287             4,352
                                                                 ----------         ---------

 INCOME BEFORE INCOME TAXES                                            358               402
                                                                 ----------         ---------

 Income taxes:
     Current                                                            76                36
     Deferred                                                           44                76
                                                                 ----------         ---------
         Total income taxes                                            120               112
                                                                 ----------         ---------


 NET INCOME                                                            238               290
 Dividends declared                                                    (60)              (53)
 Retained earnings, beginning of period                              4,041             4,052
- ---------------------------------------------------------------------------------------------

 RETAINED EARNINGS, END OF PERIOD                                $   4,219          $  4,289
- ------------------------------------------------------------------===========================
 EARNINGS PER SHARE INFORMATION:
     Primary                                                     $    3.10          $   4.00
     Fully Diluted                                               $    3.10          $   3.85
- ------------------------------------------------------------------===========================

 DIVIDENDS DECLARED PER SHARE                                    $    0.80          $   0.76
- ------------------------------------------------------------------===========================

 The Notes to Financial Statements are an integral part of these statements.

 CIGNA  CORPORATION

 CONSOLIDATED BALANCE SHEETS
 (In millions, except per share amounts)

                                                                           As of                     As of
                                                                          March 31,               December 31,
                                                                            1996                     1995
===============================================================================================================
 ASSETS
 Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized                       $  34,761                  $ 36,241
        cost, $33,121; $33,275)
    Equity securities, at fair value (cost, $597; $565)                         689                       661
    Mortgage loans                                                           11,285                    11,010
    Policy loans                                                              7,123                     7,107
    Real estate                                                               1,276                     1,283
    Other long-term investments                                                 267                       295
    Short-term investments                                                      699                     1,113
                                                                          ----------                 ---------
        Total investments                                                    56,100                    57,710
 Cash and cash equivalents                                                    1,269                     1,559
 Accrued investment income                                                      953                       908
 Premiums, accounts and notes receivable                                      4,229                     4,268
 Reinsurance recoverables                                                     7,176                     7,120
 Deferred policy acquisition costs                                            1,123                     1,109
 Property and equipment, net                                                    831                       864
 Deferred income taxes, net                                                   2,078                     1,866
 Other assets                                                                 1,110                     1,149
 Goodwill                                                                     1,107                     1,118
 Separate account assets                                                     19,441                    18,232
- ---------------------------------------------------------------------------------------------------------------
         Total                                                            $  95,417                  $ 95,903
- ---------------------------------------------------------------------------====================================

 LIABILITIES
 Contractholder deposit funds                                             $  29,373                  $ 30,055
 Unpaid claims and claim expenses                                            19,156                    19,303
 Future policy benefits                                                      11,688                    12,007
 Unearned premiums                                                            2,187                     2,176
                                                                          ----------                 ---------
          Total insurance and contractholder liabilities                     62,404                    63,541
 Accounts payable, accrued expenses and other liabilities                     5,086                     5,408
 Current income taxes                                                           253                       187
 Short-term debt                                                                435                       414
 Long-term debt                                                               1,037                     1,066
 Separate account liabilities                                                19,339                    18,130
 ---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                   88,554                    88,746
- ---------------------------------------------------------------------------------------------------------------

 CONTINGENCIES - NOTE 7

 SHAREHOLDERS' EQUITY
 Common stock (shares issued, 87)                                                87                        87
 Additional paid-in capital                                                   2,549                     2,536
 Net unrealized appreciation - fixed maturities                                 562                     1,025
 Net unrealized appreciation - equity securities                                 71                        73
 Net translation of foreign currencies                                          (41)                      (27)
 Retained earnings                                                            4,219                     4,041
 Less treasury stock, at cost                                                  (584)                     (578)
- ---------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                          6,863                     7,157
- ---------------------------------------------------------------------------------------------------------------
          Total                                                           $  95,417                  $ 95,903
- ---------------------------------------------------------------------------====================================

 SHAREHOLDERS' EQUITY PER SHARE                                           $   89.74                  $  93.76
- ---------------------------------------------------------------------------====================================


 The Notes to Financial Statements are an integral part of these statements.

 CIGNA  CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In millions)

                                                                                   Three Months Ended March 31,
                                                                                     1996               1995
================================================================================================================
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $       238         $      290
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
             Insurance liabilities, net of reinsurance recoverables                      (74)               130
             Premiums, accounts and notes receivable                                     (50)              (129)
             Accounts payable, accrued expenses, other liabilities and
                 current income taxes                                                   (163)                46
             Deferred income taxes, net                                                   44                 76
             Realized investment gains                                                   (30)              (182)
             Gain on sale of subsidiaries and other equity interests                     (18)                 -
             Other, net                                                                  (26)              (141)
                                                                                 ------------        -----------
                 Net cash provided by (used in) operating activities                     (79)                90
                                                                                 ------------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from investments sold:
         Fixed maturities - available for sale                                         2,023              1,531
         Equity securities                                                               109                975
         Mortgage loans                                                                  104                102
         Other (primarily short-term investments)                                      3,924              3,261
     Investment maturities and repayments:
         Fixed maturities - available for sale                                           897                251
         Fixed maturities - held to maturity                                               -                589
         Mortgage loans                                                                  169                 57
     Investments purchased:
         Fixed maturities - available for sale                                        (2,551)            (3,130)
         Fixed maturities - held to maturity                                               -               (323)
         Equity securities                                                              (135)               (63)
         Mortgage loans                                                                 (569)              (190)
         Other (primarily short-term investments)                                     (3,667)            (3,489)
     Proceeds from sale of subsidiaries and other equity interests                        65                  -
     Other, net                                                                          (30)               (31)
                                                                                 ------------        -----------
                 Net cash provided by (used in) investing activities                     339               (460)
                                                                                 ------------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Deposits and interest credited to contractholder deposit funds                    1,587              2,424
     Withdrawals from contractholder deposit funds                                    (2,077)            (1,455)
     Net change in commercial paper                                                        4                (46)
     Issuance of long-term debt                                                            -                 47
     Repayment of debt                                                                    (7)                 -
     Issuance of common stock                                                              7                  3
     Dividends paid                                                                      (60)               (53)
                                                                                 ------------        -----------
                 Net cash provided by (used in) financing activities                    (546)               920
                                                                                 ------------        -----------
 Effect of foreign currency rate changes on cash                                          (4)                 -
- ----------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                                   (290)               550
 Cash and cash equivalents, beginning of period                                        1,559              1,693
- ----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                                        $     1,269         $    2,243
- ----------------------------------------------------------------------------------==============================
 Supplemental Disclosure of Cash Information:
     Income taxes paid, net of refunds                                           $         9         $       26
     Interest paid                                                               $        34         $       42
- ----------------------------------------------------------------------------------------------------------------


 The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO FINANCIAL STATEMENTS



NOTE 1-BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries (CIGNA). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to conform with the 1996 presentation.

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


NOTE 2-NEW ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires write-down to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. Depreciation of assets to be disposed of is prohibited. In the first quarter of 1996, CIGNA implemented SFAS No. 121. The effect of adoption of this standard was not material to CIGNA's results of operations, liquidity or financial condition.

In 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which provides guidance on the accounting and disclosure for impaired loans. In 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which eliminates the income recognition requirements of SFAS No. 114. CIGNA adopted SFAS Nos. 114 and 118 in the first quarter of 1995. The effect of adoption of these standards was not material to CIGNA's results of operations, liquidity or financial condition.

In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for 1996. This statement provides guidance on the prospective accounting and reporting for the cost of stock-based compensation. The cost related to stock options is permitted to be recorded or disclosed, and such cost must be measured at the grant date based upon estimated fair values using option pricing models. CIGNA will disclose the effect of stock-based compensation in its 1996 annual financial statements.

NOTE 3-INVESTMENTS

REALIZED GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
 (in millions)                                                                              1996         1995
- --------------------------------------------------------------------------------------------------------------
 Realized gains (losses):
    Fixed maturities                                                                         $11           $7
    Equity securities                                                                          8          153
    Mortgage loans                                                                            (2)           9
    Real estate                                                                                5           12
    Other investments                                                                          8            1
                                                                                           -------------------
                                                                                              30          182
 Income taxes                                                                                 11           38
- --------------------------------------------------------------------------------------------------------------

 Net realized gains                                                                          $19         $144
- -------------------------------------------------------------------------------------------===================

FIXED MATURITIES AND EQUITY SECURITIES

During the first quarter of 1996 and 1995, proceeds from sales of available-for-sale fixed maturities and equities, including policyholder share, were $2.1 billion and $2.5 billion, respectively. The 1996 sales resulted in gross gains of $80 million and gross losses of $45 million. The 1995 sales resulted in gross gains of $180 million and gross losses of $19 million.

During the first quarter of 1996 and 1995, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder-related amounts and deferred income taxes, decreased by $463 million and increased by $213 million, respectively.


NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
 (in thousands)                                                                       1996         1995
- ----------------------------------------------------------------------------------------------------------
 Weighted average common shares - primary                                            76,886        72,441
 Weighted average common shares - fully diluted                                      76,886        76,119
- ----------------------------------------------------------------------------------------------------------

For purposes of computing fully diluted earnings per share, CIGNA's 8.2% Convertible Subordinated Debentures, which were converted in late 1995, are considered to have been converted to CIGNA common stock (3.6 million shares as of March 31, 1995) and the related interest expense, $3 million after-tax, has been excluded from net income for the three months ended March 31, 1995.

Common shares held as Treasury shares were 10,975,479 and 10,912,241 as of March 31, 1996 and 1995, respectively.

NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. One outstanding issue, which relates only to years prior to 1989, could result in an assessment of approximately $205 million. CIGNA is contesting this issue in court. Although the outcome is uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of March 31, 1996, CIGNA had tax basis operating loss carryforwards of $650 million.


NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances for uncollectible amounts were $698 million and $700 million as of March 31, 1996 and December 31, 1995, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the first quarter of 1996 and 1995, premiums and fees were net of ceded premiums of $444 million and $395 million, respectively. In addition, benefits, losses and settlement expenses for the first quarter of 1996 and 1995 were net of reinsurance recoveries of $268 million and $280 million, respectively.


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

REGULATORY AND INDUSTRY DEVELOPMENTS

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; reform the federal tax system; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; and expand regulation.

Legislation is being considered by Congress that is likely to limit, and eventually substantially eliminate, the tax deductibility of policy loan interest for leveraged corporate-owned life insurance. Although the outcome of such legislation is uncertain, the effect of the proposal currently under consideration on the

Individual Financial Services segment is not expected to be material over the next several years. However, over the longer term, substantially all revenues and earnings from leveraged corporate-owned life insurance are expected to be eliminated, which could have a material adverse effect on results of operations for the segment. The effect of this legislation is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

Proposed legislation for Superfund reform remains under consideration by Congress. Any changes in Superfund relating to 1) allocating responsibility,
2) funding cleanup costs, or 3) establishing cleanup standards could affect the liabilities of potentially responsible parties and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

CIGNA expects proposals for federal and state legislation seeking some health care insurance reforms and limitations on formation and operation of efficient health care networks. Due to uncertainties associated with the timing and content of any health care legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The National Association of Insurance Commissioners is currently addressing risk-based capital guidelines for health maintenance organizations (HMOs). CIGNA does not expect such guidelines to have a material adverse effect on its future results of operations, liquidity or financial condition.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain.

PROPERTY AND CASUALTY UNPAID CLAIMS AND CLAIM EXPENSE RESERVES AND REINSURANCE RECOVERABLES

In summary, CIGNA's property and casualty loss reserves are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many standard actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

CIGNA continually attempts to improve its loss estimation process by refining its process of analyzing loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, unanticipated changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

Reserving for all property and casualty claims and related reinsurance recoverables continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current law changes, CIGNA's estimates and judgments may be revised. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses or reinsurance recoverables could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

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

COST REDUCTION INITIATIVES

During the third quarter of 1995, CIGNA implemented cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment, which resulted in charges of $85 million ($55 million after-tax) and $30 million ($20 million after-tax), respectively. The cost reduction initiatives, when fully implemented, are estimated to result in annual after-tax savings of approximately $55 million and $40 million, respectively, primarily based on the elimination of certain payroll and payroll-related costs and, to a lesser extent, lease costs. The savings in the near term for the Employee Life and Health Benefits segment are expected to be partially offset by increased investments in business growth and service initiatives. As of March 31, 1996, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. Through March 31, 1996, $31 million of severance was paid to approximately 2,200 terminated employees of the Property and Casualty and Employee Life and Health Benefits segments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of March 31, 1996, compared with December 31, 1995, and its results of operations for the three months ended March 31, 1996, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in CIGNA's 1995 Annual Report to Shareholders (pages 8 through 23), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; reform the federal tax system; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; and expand regulation. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 7 to the Financial Statements. Also, see Note 5 regarding a proposed IRS assessment of approximately $205 million. CIGNA is currently contesting the assessment and believes it should prevail.

During 1995, CIGNA implemented cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment. As of March 31, 1996, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. For additional information, see Note 7 to the Financial Statements.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. Such reviews could result in future actions, including strategic acquisitions and divestitures; however, no determinations have been made at this time.

In April 1996, CIGNA's Board of Directors authorized the purchase of up to $500 million of its common stock, depending on prevailing market conditions and alternative uses of capital. Under this authorization, approximately $8 million, or 72,000 shares, of common stock were purchased as of May 9, 1996. Shares have been, and are expected to continue to be, purchased with internal funds.

In the first quarter of 1996, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The effect of implementing SFAS No. 121 on CIGNA's results of operations, liquidity and financial condition was not material. For additional information, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

=======================================================================================================================
                                                                                                Three Months Ended
 FINANCIAL SUMMARY                                                                                   March 31,
 (In millions)                                                                                  1996           1995
- -----------------------------------------------------------------------------------------------------------------------
 Premiums and fees                                                                              $3,390         $3,418
 Net investment income                                                                           1,083          1,027
 Other revenues                                                                                    142            127
 Realized investment gains                                                                          30            182
                                                                                              -------------------------
 Total revenues                                                                                  4,645          4,754
 Benefits and expenses                                                                           4,287          4,352
                                                                                              -------------------------
 Income before taxes                                                                               358            402
 Income tax expense                                                                                120            112
                                                                                              -------------------------
 Net income                                                                                       $238           $290
=======================================================================================================================
 Realized investment gains, net of taxes                                                           $19           $144
=======================================================================================================================

CIGNA's first quarter 1996 consolidated net income decreased 18% from the same period last year. Excluding after-tax realized investment gains, earnings for the first quarter of 1996 were $219 million compared with $146 million for the same period last year, an increase of 50%. This increase primarily reflects improved results in the Property and Casualty segment.

After-tax realized investment gains decreased significantly in 1996, compared with 1995, due primarily to lower gains on sales of equity securities reflecting the 1995 restructuring of a portion of the Employee Life and Health Benefits and Property and Casualty segments' equity investment portfolios into fixed income securities. For additional information, see Note 3 to the Financial Statements.

Full year earnings for 1996 are expected to improve, compared with 1995, excluding the effects of realized investment results and the 1995 third quarter charges for asbestos-related and environmental pollution exposures, unrecoverable reinsurance and cost reduction initiatives. However, such improvement could be adversely affected by the factors noted in the cautionary statements on page 21.

EMPLOYEE LIFE AND HEALTH BENEFITS

======================================================================================================================
                                                                                                Three Months Ended
 FINANCIAL SUMMARY                                                                                   March 31,
 (In millions)                                                                                   1996          1995
- ----------------------------------------------------------------------------------------------------------------------
 Premiums and fees                                                                              $2,077         $2,065
 Net investment income                                                                             144            136
 Other revenues                                                                                    103             83
 Realized investment gains (losses)                                                                 (2)            88
                                                                                            --------------------------
 Total revenues                                                                                  2,322          2,372
 Benefits and expenses                                                                           2,152          2,126
                                                                                            --------------------------
 Income before taxes                                                                               170            246
 Income tax expense                                                                                 60             61
                                                                                            --------------------------
 Net income                                                                                       $110           $185
======================================================================================================================
 Realized investment gains (losses), net of taxes                                                  $(2)           $81
======================================================================================================================

Net income for the Employee Life and Health Benefits segment decreased 41% for the first quarter of 1996, compared with the same period last year. Excluding after-tax realized investment results, income for the first quarter of 1996 was $112 million, compared with $104 million for the same period last year, an increase of 8%.

The segment's indemnity operations had after-tax earnings, excluding realized investment results, of $56 million in 1996, compared with $47 million for 1995. This increase reflects higher fees for Administrative Services Only (ASO) business and improved investment income resulting from the 1995 portfolio restructuring.

The segment's HMO operations had after-tax earnings, excluding realized investment results, of $56 million for 1996 compared with $57 million for 1995. Results for 1996 include an after-tax gain of $8 million from the sale of subsidiaries, while 1995 includes a comparable amount resulting from the favorable effects of reserve reviews. Excluding these items, 1996 results reflect: 1) lower earnings on traditional HMO plans resulting from competitive pressures on rates and 2) higher operating expenses associated with business growth and customer service initiatives. These factors were partially offset by the favorable effect of membership growth.

Premiums and fees for the first quarter of 1996 increased 1% from the same period last year. This improvement reflects higher premiums and fees of $58 million for HMOs due to membership growth, partially offset by lower medical indemnity premiums resulting from the effect of favorable claim experience on premiums for experience-rated business. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Total HMO membership increased 12% and 9%, compared with March 31, 1995 and December 31, 1995, respectively. These increases primarily reflect membership growth in HMO alternative funding programs. Under these programs, the customer assumes all or a portion of the responsibility for funding claims and CIGNA generally earns a lower margin than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for both the first quarter of 1996 and 1995 were approximately $2.5 billion. Premium equivalents were level year over year reflecting growth in HMO alternative funding programs, offset by declines in medical premium equivalents due to cancellations and conversions to HMOs. Premium equivalents, as a percentage of total adjusted premiums and fees, were 54% and 55% for the first quarters of 1996 and 1995, respectively. ASO plans accounted for 46% and 45% of total adjusted premiums and fees for the first quarters of 1996 and 1995, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

======================================================================================================================
                                                                                                 Three Months Ended
 FINANCIAL SUMMARY                                                                                     March 31,
 (In millions)                                                                                    1996           1995
- ----------------------------------------------------------------------------------------------------------------------
 Premiums and fees                                                                                 $38            $42
 Net investment income                                                                             428            424
 Realized investment gains                                                                          16              3
                                                                                            --------------------------
 Total revenues                                                                                    482            469
 Benefits and expenses                                                                             391            394
                                                                                            --------------------------
 Income before taxes                                                                                91             75
 Income tax expense                                                                                 30             24
                                                                                            --------------------------
 Net income                                                                                        $61            $51
======================================================================================================================
 Realized investment gains, net of taxes                                                           $10             $2
======================================================================================================================

Net income for the Employee Retirement and Savings Benefits segment increased 20% for the first quarter of 1996, compared with the same period of 1995. Excluding after-tax realized investment results, income for the first quarter of 1996 was $51 million, compared with $49 million for the same period last year. This increase primarily reflects higher earnings from an increased asset base.

Revenues, excluding realized investment results, were level year over year, reflecting higher investment yields, offset by customers' redirection of investments to separate accounts and lower annuity sales.

Assets under management is generally a key determinant of earnings for this segment. For the quarter ended March 31, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

 (In millions)                                                                                    1996           1995
- ----------------------------------------------------------------------------------------------------------------------
 Balance -- January 1                                                                          $38,183        $33,882
 Premiums and deposits                                                                           1,799          1,599
 Investment results                                                                                666            586
 Increase (decrease) in fair value of assets                                                      (448)           515
 Customer withdrawals                                                                             (576)          (608)
 Benefit payments and other                                                                     (1,486)        (1,010)
- ----------------------------------------------------------------------------------------------------------------------
 Balance -- March 31                                                                           $38,138        $34,964
======================================================================================================================

Premiums and deposits increased 13% in the first quarter of 1996, compared with the same period in 1995, reflecting higher sales. Approximately 56% and 46% of the premiums and deposits for 1996 and 1995, respectively, were from new customers. The increase in investment results for 1996, compared with 1995, primarily reflects separate account asset growth. The decrease for 1996 in the fair value of assets is due to market value depreciation for fixed maturities. The growth in benefit payments and other, compared with the prior year, primarily reflects higher scheduled maturities on guaranteed investment contracts.

Management expects asset growth to continue to be constrained, resulting from decisions by plan sponsors to diversify assets and fund management. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES

======================================================================================================================
                                                                                                  Three Months Ended
 FINANCIAL SUMMARY                                                                                     March 31,
 (In millions)                                                                                    1996           1995
- ----------------------------------------------------------------------------------------------------------------------
 Premiums and fees                                                                                $236           $209
 Net investment income                                                                             252            226
 Other revenues                                                                                     17             12
 Realized investment gains                                                                           2              3
                                                                                            --------------------------
 Total revenues                                                                                    507            450
 Benefits and expenses                                                                             455            399
                                                                                            --------------------------
 Income before taxes                                                                                52             51
 Income tax expense                                                                                 18             18
                                                                                            --------------------------
 Net income                                                                                        $34            $33
======================================================================================================================
 Realized investment gains, net of taxes                                                            $2             $2
======================================================================================================================

Earnings for the Individual Financial Services segment for the first quarter of 1996 reflect higher earnings from interest-sensitive products, including leveraged corporate-owned life insurance, partially offset by unfavorable mortality experience.

For the first quarter of 1996, premiums and fees increased 13% and net investment income increased 12% from the same period of 1995. The increase in premiums and fees reflects sales of new and existing reinsurance products, and growth in interest-sensitive business, while the increase in investment income reflects growth in interest-sensitive business, primarily leveraged corporate-owned life insurance, and annuity business. Benefits and expenses increased 14% for 1996 reflecting business growth, as noted above, combined with unfavorable mortality.

Legislation is being considered by Congress that is likely to limit, and eventually substantially eliminate, the tax deductibility of policy loan interest for leveraged corporate-owned life insurance. Although the outcome of such legislation is uncertain, the effect of the proposal currently under consideration on the Individual Financial Services segment is not expected to be material over the next several years. However, over the longer term, substantially all revenues and earnings from leveraged corporate-owned life insurance are expected to be eliminated, which could have a material adverse effect on results of operations for the segment. The effect of this legislation is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

PROPERTY AND CASUALTY

======================================================================================================================
                                                                                                   Three Months Ended
 FINANCIAL SUMMARY                                                                                      March 31,
 (In millions)                                                                                   1996           1995
- ----------------------------------------------------------------------------------------------------------------------
 Premiums and fees                                                                              $1,039         $1,102
 Net investment income                                                                             197            189
 Other revenues                                                                                     53             59
 Realized investment gains                                                                          13             68
                                                                                            --------------------------
 Total revenues                                                                                  1,302          1,418
 Benefits and expenses                                                                           1,234          1,386
                                                                                            --------------------------
 Income before taxes                                                                                68             32
 Income tax expense                                                                                 18              6
- ----------------------------------------------------------------------------------------------------------------------
 Net income                                                                                        $50            $26
======================================================================================================================
 Realized investment gains, net of taxes                                                            $8            $45
======================================================================================================================

Effective December 31, 1995, CIGNA restructured its domestic property and casualty businesses into two separate operations, ongoing and run-off. The ongoing operations are actively engaged in selling insurance products and related services. The run-off operations are no longer actively selling insurance products and manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. Insurance products that were actively sold in 1995 by subsidiaries that are now in run-off, continue to be sold by the ongoing operations. Results for the run-off operations reflect development on claim and claim adjustment expense reserves and investment activity. The restructuring is being contested by certain competitors and policyholders; however, management believes that CIGNA should prevail.

Property and Casualty segment income (loss) for the first quarter of 1996 and 1995, excluding after-tax realized investment gains of $12 million and $49 million, respectively, for the ongoing operations and losses of $4 million for the run-off operations in each of the first quarters of 1996 and 1995, were as follows:

======================================================================================================================
 (In millions)                                                                                    1996           1995
- ----------------------------------------------------------------------------------------------------------------------
 Ongoing operations:
   Domestic                                                                                        $12           $(14)
   International                                                                                    29             18
                                                                                            --------------------------
     Total ongoing operations                                                                       41              4
 Run-off operations                                                                                  1            (23)
- ----------------------------------------------------------------------------------------------------------------------
     Total                                                                                         $42           $(19)
======================================================================================================================

Results for the domestic and run-off operations for 1995, included in the above table, are prepared on a pro forma basis as though the restructuring occurred at the beginning of 1995. The pro forma results are not necessarily indicative of the results that would have been reported had the restructuring actually occurred as of January 1, 1995. The international operations and the total Property and Casualty segment results were not affected by the restructuring.

The improvement in the domestic operations primarily reflects lower expenses resulting from the 1995 cost reduction initiative and increased investment income, partially offset by higher catastrophe losses. Although its results are improving, CIGNA's domestic operations continue to reflect the highly competitive pricing environment. Results for the international operations improved, primarily reflecting favorable claim experience, including an absence of catastrophe losses. The improvement in results for the run-off operations primarily reflects lower asbestos-related and environmental pollution losses.

Premiums and fees for the Property and Casualty segment decreased 6% in the first quarter of 1996, compared with the same period last year. This decline reflects a decrease of $43 million for CIGNA's domestic business due to continued competition and the application of stricter underwriting standards, as well as a decrease of $35 million in the run-off operations primarily due to lower reinsurance premiums. Premiums and fees are expected to continue to be constrained by competition in 1996.

Net investment income for the Property and Casualty segment increased 4% in the first quarter of 1996, primarily resulting from the 1995 portfolio restructuring and, to a lesser extent, business growth and higher investment yields on investments supporting international businesses.

Current year catastrophes resulted in pre-tax losses, net of reinsurance, ("catastrophe losses") for the domestic operations of $23 million, including $17 million for winter storms, for the first quarter of 1996. There were no catastrophe losses for the international operations in the first quarter of 1996. Catastrophe losses for the first quarter of 1995 were $7 million for each of the domestic and international operations. The effects of reinsurance on catastrophe losses for the first quarter of 1996 and 1995 were not material.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves are described in its Form 10-K.

In summary, CIGNA's property and casualty loss reserves of $16.8 billion and $17.0 billion as of March 31, 1996 and December 31, 1995, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many standard actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

CIGNA continually attempts to improve its loss estimation process by refining its process of analyzing loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, unanticipated changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

CIGNA's reinsurance recoverables were approximately $6.7 billion, net of allowances for uncollectible amounts of approximately $700 million, as of March 31, 1996 and December 31, 1995. CIGNA expects to continue to have significant recoveries from its reinsurance arrangements, including recoveries of asbestos-related and environmental pollution losses. However, the extent of recoveries in the aggregate, including for asbestos-related and environmental pollution losses, will depend on future gross loss experience and the particular reinsurance arrangements to which future losses relate.

Losses for unrecoverable reinsurance are principally due to the failure of reinsurers to indemnify CIGNA, primarily because of reinsurer insolvencies and disputes under reinsurance contracts. Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to asbestos and London reinsurance exposures. Reinsurance disputes may increase in the future and are likely to include disputes related to environmental pollution. Allowances have been established for amounts deemed uncollectible.

Reserving for all property and casualty claims and related reinsurance recoverables continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current law changes, CIGNA's estimates and judgments may be revised. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses or reinsurance recoverables could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

Total prior year development for the first quarter of 1996 was attributable to the run-off operations. Total prior year development for the same period of 1995 was $87 million for the run-off operations and $6 million for the ongoing operations.

The following table shows the adverse pre-tax effects on CIGNA's results of operations from prior year development, net of reinsurance, for the three months ended March 31:

======================================================================================================================
 (In millions)                                                                                    1996           1995
- ----------------------------------------------------------------------------------------------------------------------
 Asbestos-related                                                                                  $4            $21
 Environmental pollution                                                                           17             48
 Workers' Compensation                                                                             12             11
 Other                                                                                              3             13
- ----------------------------------------------------------------------------------------------------------------------
 Total                                                                                            $36            $93
======================================================================================================================

During the third quarter of 1995, CIGNA significantly increased its asbestos-related and environmental pollution reserves (see CIGNA's 1995 Form 10-K for additional information) and, as a result, charges for asbestos-related and environmental pollution losses in 1996, as well as future years, are expected to be substantially lower than in prior years. Other prior year development in 1996 and 1995 was primarily attributable to unfavorable development on long-term exposure claims, reinsurance exposures and unrecoverable reinsurance, partially offset by favorable development on commercial packages and commercial fire lines of business.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (principally debt service) and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities.

Other Operations had a net loss of $17 million for the first quarter of 1996 compared with $5 million for the first quarter of 1995. Excluding after-tax realized investment gains of $1 million for the first quarter of 1996 and $14 million for the first quarter of 1995, losses were $18 million and $19 million for the first quarter of 1996 and 1995, respectively. The decrease in losses reflects lower net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the first quarter of 1996, cash and cash equivalents decreased $290 million from $1.6 billion as of December 31, 1995. This decrease primarily reflects withdrawals from contractholder deposit funds, net of deposits and interest credited, ($490 million); payments of dividends on CIGNA common stock ($60 million); and cash used for operating activities ($79 million), reflecting the timing of cash receipts and cash disbursements and earnings. The decrease in cash flows was partially offset by cash provided by investing activities ($339 million), primarily net investment sales and maturities ($304 million).

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

CIGNA had $1.04 billion of long-term debt outstanding at March 31, 1996, compared with $1.07 billion at December 31, 1995. As of March 31, 1996, CIGNA had approximately $800 million remaining under shelf registration statements that may be issued as debt, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At March 31, 1996, CIGNA's short-term debt, primarily commercial paper, amounted to $435 million, an increase of $21 million from December 31, 1995.

In connection with the domestic property and casualty restructuring, CIGNA contributed additional capital of $250 million and $125 million to the property and casualty segment in 1996 and 1995, respectively. These contributions were funded through internal sources.

INVESTMENT ASSETS

======================================================================================================================
                                                                                            March 31,    December 31,
 (In millions)                                                                                   1996            1995
- ----------------------------------------------------------------------------------------------------------------------
 Fixed maturities                                                                             $34,761         $36,241
 Equity securities                                                                                689             661
 Mortgage loans                                                                                11,285          11,010
 Real estate                                                                                    1,276           1,283
 Other, primarily policy loans                                                                  8,089           8,515
- ----------------------------------------------------------------------------------------------------------------------
 Total investment assets                                                                      $56,100         $57,710
======================================================================================================================

Additional information regarding CIGNA's investment assets is included in Note 3 to the first quarter 1996 Financial Statements and Notes 2, 4, 5 and 20 to the 1995 Financial Statements as well as the 1995 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:


======================================================================================================================
                                                                                            March 31,    December 31,
                                                                                                 1996            1995
- ----------------------------------------------------------------------------------------------------------------------
 Fixed maturities                                                                                 28%             30%
 Mortgage loans                                                                                   57%             58%
 Real estate                                                                                      57%             57%
======================================================================================================================

FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of March 31, 1996, fixed maturities had an aggregate fair value, including policyholder share, that was greater than amortized cost by $1.6 billion, compared with approximately $3.0 billion as of December 31, 1995. The decrease in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1995.

     POTENTIAL PROBLEM BONDS

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, were $111 million as of March 31, 1996, compared with $137 million as of December 31, 1995. There were no cumulative write-downs for potential problem bonds as of March 31, 1996 and December 31, 1995.

     PROBLEM BONDS

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. As of March 31, 1996 and December 31, 1995, problem bonds, including amounts attributable to policyholder contracts, were $208 million and $196 million, net of related cumulative write-downs of $145 million and $140 million, respectively.

     CUMULATIVE WRITE-DOWNS FOR BONDS

Cumulative write-downs for bonds as of March 31, 1996 and 1995 were $148 million and $127 million, including $55 million and $51 million attributable to policyholder contracts, respectively. Also, cumulative write-downs as of March 31, 1996 and 1995 included $3 million and $4 million, respectively, for bonds no longer classified as problem or potential problem bonds.

During the first quarter of 1996 and 1995, write-downs of $11 million and $6 million, respectively, were established for problem bonds, including $3 million in each period attributable to policyholder contracts. See the Summary on page 21 for the adverse after-tax effect of write-downs on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. See the Summary on page 21 for the adverse effect of non-accruals for bonds on policyholder contracts and on CIGNA's net income.

MORTGAGE LOANS

======================================================================================================================
                                                                                            March 31,    December 31,
                                                                                                 1996            1995
- ----------------------------------------------------------------------------------------------------------------------
 Mortgage loans (in millions)                                                                $11,285         $11,010
 By property type:
    Retail facilities                                                                             41%             42%
    Office buildings                                                                              36              35
    Apartment buildings                                                                           12              12
    Hotels                                                                                         6               6
    Other                                                                                          5               5
 Total                                                                                           100%            100%
======================================================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

Adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the first three months of 1996, $363 million of mortgage loans was scheduled to mature, of which $65 million was paid in full, $168 million was extended at existing loan rates for a weighted average of nine months and $127 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remaining scheduled maturities were problem mortgage loans. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

     POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification, 2) fully current loans for which the borrower has requested restructuring and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. Potential problem mortgage loans, including amounts attributable to policyholder contracts, were $286 million as of March 31, 1996, compared with $211 million as of December 31, 1995, net of related valuation reserves of $22 million and $29 million, respectively.

     PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date. As of March 31, 1996, restructured mortgage loans with a carrying value of approximately $270 million had their original maturity date extended, with an average extension of approximately five years. Restructured mortgage loans generated annualized cash returns averaging approximately 8% as of March 31, 1996.

During the first quarter of 1996, approximately $55 million of restructured mortgage loans were reclassified to loans in good standing since they were performing under the terms of the restructured loan agreement, and the terms were generally equivalent to terms that CIGNA was willing to accept for a comparable new loan at the time of restructure.

As of March 31, 1996 and December 31, 1995, problem mortgage loans, including amounts attributable to policyholder contracts, were $484 million and $575 million, net of valuation reserves of $69 million and $59 million, respectively.

     VALUATION RESERVES FOR MORTGAGE LOANS

Valuation reserves for mortgage loans at March 31, 1996 and 1995 were $91 million and $112 million, respectively, including $62 million and $77 million attributable to policyholder contracts. The increase (decrease) in valuation reserves established for problem and potential problem mortgage loans during the first quarter of 1996 and 1995 were $18 million and $(13) million, respectively. Such amounts included $12 million and $(5) million attributable to policyholder contracts for 1996 and 1995, respectively. The net decrease in valuation reserves established in the first quarter of 1995 reflects the implementation of SFAS Nos. 114 and 118, which resulted in a decrease in reserves of $29 million, including $16 million attributable to policyholders. See the Summary on page 21 for the net after-tax effect of valuation reserves on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. See the Summary on page 21 for the effect of non-accruals for mortgage loans on policyholder contracts and on CIGNA's net income.

REAL ESTATE

As of March 31, 1996 and December 31, 1995, investment real estate, net of reserves and write-downs, included: 1) real estate held for the production of income of $546 million and $563 million, respectively, and 2) real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans, of $730 million and $720 million, respectively.

     REAL ESTATE WRITE-DOWNS AND RESERVES

Cumulative write-downs and valuation reserves for real estate at March 31, 1996 and 1995 were $425 million and $429 million, respectively, including $216 million and $224 million attributable to policyholder contracts. See the Summary on page 21 for the adverse after-tax effect of write-downs and the net increase in valuation reserves on CIGNA's net income.

SUMMARY

The adverse (favorable) effects of write-downs and changes in valuation reserves ("write-downs and reserves") as well as of non-accruals on policyholder contracts and on CIGNA's net income for the three months ended March 31 were as follows:

==========================================================================================================================
                                                     1996                                         1995
                                       ---------------------------------              ------------------------------------
                                          Policyholder                                   Policyholder
 (In millions)                               Contracts            CIGNA                     Contracts            CIGNA
- --------------------------------------------------------------------------------------------------------------------------
 Write-downs and reserves:
    Bonds                                           $3              $5                            $3               $2
    Mortgage loans                                  12               4                            (5)              (5)
    Real estate                                     (1)              1                             7                3
- --------------------------------------------------------------------------------------------------------------------------
 Total                                             $14             $10                            $5              $--
==========================================================================================================================
 Non-accruals:
    Bonds                                           $3              $3                            $3               $3
    Mortgage loans                                  --              --                             4                1
- --------------------------------------------------------------------------------------------------------------------------
 Total                                              $3              $3                            $7               $4
==========================================================================================================================


Economic conditions, including real estate market conditions, have improved. However, additional losses from problem investments are expected to occur for specific investments in the normal course of business, particularly due to continuing weak conditions in certain office building markets. Assuming no significant deterioration in economic conditions, CIGNA does not expect additional non-accruals, write-downs and reserves to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.





CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse catastrophe experience in CIGNA's property and casualty businesses; 2) adverse property and casualty loss development for events that CIGNA insured in prior years; 3) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 4) heightened competition, particularly price competition, reducing product margins in CIGNA's businesses; and 5) significant changes in interest rates.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of CIGNA Corporation was held on April 24, 1996. At the meeting, 65,515,706 shares of Common Stock were represented and entitled to vote, and 76,458,246 shares of Common Stock were outstanding and entitled to vote. CIGNA shareholders elected nominees to the Board of Directors and ratified the appointment of Price Waterhouse LLP as independent accountants for 1996

                                                                                     Votes
                                                            Votes For                Withheld
                                                            ---------                --------
                 Election of nominees to
                 Board of Directors for
                 terms expiring in April
                 1999:

                 James F. English, Jr.                      64,927,945               587,761
                 Bernard M. Fox                             64,938,670               577,036
                 Marilyn W. Lewis                           64,939,390               576,316
                 Carol Cox Wait                             64,918,097               597,609

                 -------------------------------

                                                   Votes For        Votes Against             Abstentions
                                                   ---------        -------------             -----------
                 Ratification of Price
                 Waterhouse LLP as
                 Independent Accountants             65,392,122       50,631                   72,953

                 -------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See Exhibit Index.

         (b) During the quarterly period ended March 31, 1996, CIGNA filed the following Reports on Form 8-K:

                  - dated March 5, 1996, Item 5--regarding the "safe harbor" provisions of the Private
                          Securities Litigation Reform Act of 1995; and

                  - dated February 13, 1996, Item 5--containing a news release regarding its year-end 1995 results.

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


                                              CIGNA CORPORATION



                                              By /s/ Gary A. Swords
                                                 ----------------------
                                                 Gary A. Swords
                                                 Vice President and
                                                 Chief Accounting Officer

Date: May 13, 1996

                                 Exhibit Index



                                                             Method of
Number           Description                                  Filing
- ------           -----------                                ----------
11               Computation of Earnings                    Filed herewith.
                 Per Share

12               Computation of Ratio of                    Filed herewith.
                 Earnings to Fixed Charges

27               Financial Data Schedule                    Filed herewith.
