Form 10-Q
period 1996-06-30
CIGNA CORP
filed 1996-08-09
CIK 701221

                                                                  CONFORMED COPY


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

Commission file number 1-8323

                                CIGNA Corporation
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              06-1059331
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

  ONE LIBERTY PLACE, PHILADELPHIA, PA.                           19192-1550
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (215) 761-1000

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes x  No____

                  As of July 31, 1996, 75,973,510 shares of the issuer's Common Stock were outstanding.

                                CIGNA CORPORATION


                                      INDEX


                                                                        Page No.

PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                            Consolidated Statements of Income             1
                               and Retained Earnings
                            Consolidated Balance Sheets                   2
                            Consolidated Statements of Cash               3
                               Flows
                            Notes to Financial Statements                 4

                  Item 2.  Management's Discussion and                    9
                            Analysis of Financial Condition
                            and Results of Operations


PART II.          OTHER INFORMATION


                  Item 6.  Exhibits and Reports on Form 8-K.             24

SIGNATURE                                                                25

EXHIBIT INDEX                                                            26

PART I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
(In millions, except per share amounts)

                                                         THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                              JUNE 30,                                      JUNE 30,
                                                       1996              1995                        1996              1995
===============================================================================================================================
REVENUES
Premiums and fees                                    $   3,499          $  3,514                  $    6,889        $    6,932
Net investment income                                    1,111             1,085                       2,194             2,112
Other revenues                                             152               130                         294               257
Realized investment gains (losses)                         (31)               24                          (1)              206
                                                     ----------       -----------                 -----------       -----------
    Total revenues                                       4,731             4,753                       9,376             9,507
                                                     ----------       -----------                 -----------       -----------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                 3,129             3,224                       6,273             6,421
Policy acquisition expenses                                322               290                         594               596
Other operating expenses                                   935               935                       1,806             1,784
                                                     ----------       -----------                 -----------       -----------
    Total benefits, losses and expenses                  4,386             4,449                       8,673             8,801
                                                     ----------       -----------                 -----------       -----------

INCOME BEFORE INCOME TAXES                                 345               304                         703               706
                                                     ----------       -----------                 -----------       -----------

Income taxes:
    Current                                                 36                75                         112               111
    Deferred                                                78                24                         122               100
                                                     ----------       -----------                 -----------       -----------
        Total income taxes                                 114                99                         234               211
                                                     ----------       -----------                 -----------       -----------

NET INCOME                                                 231               205                         469               495
Dividends declared                                         (62)              (55)                       (122)             (108)
Retained earnings, beginning of period                   4,219             4,289                       4,041             4,052
- -------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD                     $   4,388        $    4,439                  $    4,388        $    4,439
- -----------------------------------------------------==========================================================================

EARNINGS PER SHARE INFORMATION:
    Primary                                          $    3.00        $     2.82                  $     6.10        $     6.82
    Fully Diluted                                    $    3.00        $     2.74                  $     6.10        $     6.59
- -----------------------------------------------------==========================================================================

DIVIDENDS DECLARED PER SHARE                         $    0.80        $     0.76                  $     1.60        $     1.52
- -----------------------------------------------------==========================================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                              AS OF                       AS OF
                                                                             JUNE 30,                  DECEMBER 31,
                                                                               1996                        1995
===================================================================================================================


ASSETS
Investments:
   Fixed maturities:
      Available-for-sale, at fair value (amortized cost, $32,629; $33,275)  $   33,918                  $   36,241
   Equity securities, at fair value (cost, $597; $565)                             715                         661
   Mortgage loans                                                               11,245                      11,010
   Policy loans                                                                  7,243                       7,107
   Real estate                                                                   1,262                       1,283
   Other long-term investments                                                     246                         295
   Short-term investments                                                          852                       1,113
                                                                            -----------                 -----------
       Total investments                                                        55,481                      57,710
Cash and cash equivalents                                                        1,434                       1,559
Accrued investment income                                                        1,021                         908
Premiums, accounts and notes receivable                                          4,254                       4,268
Reinsurance recoverables                                                         7,130                       7,120
Deferred policy acquisition costs                                                1,161                       1,109
Property and equipment, net                                                        814                         864
Deferred income taxes, net                                                       2,058                       1,866
Other assets                                                                     1,037                       1,149
Goodwill                                                                         1,097                       1,118
Separate account assets                                                         20,412                      18,232
- -------------------------------------------------------------------------------------------------------------------

        Total                                                               $   95,899                  $   95,903
- ----------------------------------------------------------------------------=======================================

LIABILITIES
Contractholder deposit funds                                                $   29,292                  $   30,055
Unpaid claims and claim expenses                                                19,004                      19,303
Future policy benefits                                                          11,750                      12,007
Unearned premiums                                                                2,059                       2,176
                                                                            -----------                 -----------
         Total insurance and contractholder liabilities                         62,105                      63,541
Accounts payable, accrued expenses and other liabilities                         4,983                       5,408
Current income taxes                                                               174                         187
Short-term debt                                                                    406                         414
Long-term debt                                                                   1,037                       1,066
Separate account liabilities                                                    20,309                      18,130
- -------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                      89,014                      88,746
- -------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 88; 87)                                                88                          87
Additional paid-in capital                                                       2,554                       2,536
Net unrealized appreciation - fixed maturities                                     444                       1,025
Net unrealized appreciation - equity securities                                     87                          73
Net translation of foreign currencies                                              (47)                        (27)
Retained earnings                                                                4,388                       4,041
Less treasury stock, at cost                                                      (629)                       (578)
- -------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                              6,885                       7,157
- -------------------------------------------------------------------------------------------------------------------

         Total                                                              $   95,899                  $   95,903
- ---------------------------------------------------------------------------========================================

SHAREHOLDERS' EQUITY PER SHARE                                              $    90.40                  $    93.76
- ---------------------------------------------------------------------------========================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                     1996                            1995
===============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                   $         469                   $         495
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables                        (140)                           (113)
            Premiums, accounts and notes receivable                                       (109)                           (106)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                      (343)                            210
            Deferred income taxes, net                                                     122                             100
            Realized investment (gains) losses                                               1                            (206)
            Gain on sale of subsidiaries and other equity interests                        (18)                             --
            Other, net                                                                     (40)                            (78)
                                                                                 --------------                  --------------
                Net cash provided by (used in) operating activities                        (58)                            302
                                                                                 --------------                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - available for sale                                            3,447                           2,980
        Equity securities                                                                  218                           1,417
        Mortgage loans                                                                     265                             197
        Other (primarily short-term investments)                                         6,449                           6,081
    Investment maturities and repayments:
        Fixed maturities - available for sale                                            1,992                             576
        Fixed maturities - held to maturity                                                 --                           1,066
        Mortgage loans                                                                     357                             169
    Investments purchased:
        Fixed maturities - available for sale                                           (4,528)                         (5,480)
        Fixed maturities - held to maturity                                                 --                            (728)
        Equity securities                                                                 (238)                           (258)
        Mortgage loans                                                                    (906)                           (708)
        Other (primarily short-term investments)                                        (6,463)                         (6,992)
    Proceeds from sale of subsidiaries and other equity interests                           66                              --
    Other, net                                                                             (61)                            (75)
                                                                                 --------------                  --------------
                Net cash provided by (used in) investing activities                        598                          (1,755)
                                                                                 --------------                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                       3,108                           4,145
    Withdrawals from contractholder deposit funds                                       (3,570)                         (2,680)
    Net change in commercial paper                                                         (24)                            (29)
    Issuance of long-term debt                                                              --                              88
    Repurchases of common stock                                                            (41)                             --
    Repayment of debt                                                                       (8)                             (3)
    Issuance of common stock                                                                 7                               5
    Dividends paid                                                                        (122)                           (108)
                                                                                 --------------                  --------------
                Net cash provided by (used in) financing activities                       (650)                          1,418
                                                                                 --------------                  --------------
Effect of foreign currency rate changes on cash                                            (15)                             49
- -------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      (125)                             14
Cash and cash equivalents, beginning of period                                           1,559                           1,693
- -------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                         $       1,434                   $       1,707
- ---------------------------------------------------------------------------------==============================================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                            $         125                   $          31
    Interest paid                                                                $          55                   $          60
- -------------------------------------------------------------------------------------------------------------------------------

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

The interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments, except for the adjustments noted in the second quarter 1996 Management's Discussion and Analysis) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.

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

NOTE 3-INVESTMENTS

REALIZED GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
(in millions)                                             1996           1995                  1996          1995
- ----------------------------------------------------------------------------------------------------------------------
Realized gains (losses):
    Fixed maturities                                          ($14)            $4                   ($3)          $11
    Equity securities                                            1             27                     9           180
    Mortgage loans                                             (18)            (7)                  (20)            2
    Real estate                                                 (4)            (4)                    1             8
    Other investments                                            4              4                    12             5
                                                     -----------------------------------------------------------------
                                                               (31)            24                    (1)          206
Income taxes (benefits)                                        (10)             8                     1            46
- ----------------------------------------------------------------------------------------------------------------------

Net realized gains (losses)                                   ($21)           $16                   ($2)         $160
- -----------------------------------------------------=================================================================

FIXED MATURITIES AND EQUITY SECURITIES

During the second quarter and six months of 1996, proceeds from sales of available-for-sale fixed maturities and equities, including policyholder share, were $1.6 billion and $3.7 billion, respectively, compared with $1.9 billion and $4.4 billion for the same periods last year. The second quarter 1996 sales resulted in gross gains and gross losses of $14 million and $35 million, respectively, compared with gains of $93 million and losses of $49 million for the same period last year. Sales for the six months of 1996 resulted in gross gains of $94 million and gross losses of $80 million, compared with gains of $273 million and losses of $68 million for the same period last year.

During the second quarter and six months of 1996, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder-related amounts and deferred income taxes, decreased by $118 million and $581 million, respectively, compared with increases of $469 million and $682 million for the same periods last year.


NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:


                                                                           Three Months Ended            Six Months Ended
                                                                                June 30,                      June 30,
(in thousands)                                                            1996            1995          1996            1995
- ------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares - primary                                 76,821          72,616        76,854           72,529
Weighted average common shares - fully diluted                           76,884          76,326        76,885           76,223
- ------------------------------------------------------------------------------------------------------------------------------

For purposes of computing fully diluted earnings per share for 1995, CIGNA's 8.2% Convertible Subordinated Debentures, which were converted in late 1995, are considered to have been converted to CIGNA common stock (3.6 million shares as of June 30, 1995) and the related interest expense, $4 million after-tax for the quarter and $7 million after-tax for the six months, has been excluded from net income.

Common shares held as Treasury shares were 11,344,351 and 10,912,750 as of June 30, 1996 and 1995, respectively.


NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. One outstanding issue, which relates only to years prior to 1989, could result in an assessment of approximately $210 million. CIGNA is contesting this issue in court. Although the outcome is uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of June 30, 1996, CIGNA had tax basis operating loss carryforwards of approximately $500 million.


NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances for uncollectible amounts were $708 million and $700 million as of June 30, 1996 and December 31, 1995, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the second quarter and six months of 1996, premiums and fees were net of ceded premiums of $350 million and $794 million, respectively. For the second quarter and six months of 1995, premiums and fees were net of ceded premiums of $542 million and $937 million, respectively. In addition, benefits, losses and settlement expenses for the second quarter and six months of 1996 were net of reinsurance recoveries of $317 million and $585 million, respectively. Benefits, losses and settlement expenses for the second quarter and six months of 1995 were net of reinsurance recoveries of $349 million and $629 million, respectively.


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

In August 1996, Congress passed legislation that phases out over a three year period the tax deductibility of policy loan interest for most leveraged COLI products. The effect of the legislation on the Individual Financial Services segment is uncertain, but is not expected to be material over the next several years. However, over the longer term, a substantial portion of revenues and earnings from leveraged COLI are expected to be eliminated, which could have a material adverse effect on results of operations for the segment. The effect of this legislation is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

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

CIGNA continually attempts to improve its loss estimation process by refining its process of analyzing loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, unanticipated changes in workers' compensation laws have at times significantly affected the ability of insurers to estimate liabilities for unpaid losses and related expenses.

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

OTHER POSTRETIREMENT BENEFITS PLANS

In July 1996, CIGNA's Board of Directors approved an amendment to CIGNA's post-retirement medical benefit plan effective as of January 1, 1997. The plan amendment as well as a change in actuarial assumptions in connection with amending the plan is expected to reduce the accumulated benefit obligation by approximately $150 million and, beginning in the third quarter of 1996, this reduction will be amortized into income over the average remaining service period of 17 years. CIGNA does not expect the effect of this plan amendment and change in actuarial assumptions to be material to its results of operations, liquidity or financial condition.

COST REDUCTION INITIATIVES

During the third quarter of 1995, CIGNA implemented cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment, which resulted in charges of $85 million ($55 million after-tax) and $30 million ($20 million after-tax), respectively. The cost reduction initiatives, when fully implemented, are estimated to result in annual after-tax savings of approximately $55 million and $40 million, respectively, primarily based on the elimination of certain payroll and payroll-related costs and, to a lesser extent, lease costs. The savings in the near term for the Employee Life and Health Benefits segment are expected to be partially offset by increased investments in business growth and service initiatives. As of June 30, 1996, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. Through June 30, 1996, approximately $40 million of severance was paid to approximately 2,700 terminated employees of the Property and Casualty and Employee Life and Health Benefits segments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of June 30, 1996, compared with December 31, 1995, and its results of operations for the quarter and six months ended June 30, 1996, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in CIGNA's 1995 Annual Report to Shareholders (pages 8 through 23) and in CIGNA's report on Form 10-Q for the first quarter of 1996, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to: revise the system of funding cleanup of environmental damages; reform the federal tax system; reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA; restrict insurance pricing and the application of underwriting standards; reform health care; and expand regulation. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 7 to the Financial Statements. Also, see Note 5 regarding a proposed IRS assessment of approximately $210 million. CIGNA is currently contesting the assessment and believes it should prevail.

During 1995, CIGNA implemented cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment. As of June 30, 1996, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. For additional information, see Note 7 to the Financial Statements.

CIGNA continues to conduct strategic and financial reviews of its businesses to deploy its capital most effectively. Such reviews could result in future actions, including strategic acquisitions and divestitures; however, no determinations have been made at this time.

In June 1996, Standard & Poor's (S&P) assigned its BBB ("Adequate", 9th of 18) claims-paying ability rating to both the ongoing and run-off domestic property and casualty operations. This rating is within the "secure" range of S&P's claims-paying ability ratings. In July 1996, Duff & Phelps Credit Rating Co. assigned initial claims-paying ability ratings of A- ("High", 7th of 18) to the ongoing domestic property and casualty operations and BBB- ("Adequate", 10th of 18) to the run-off operations. Also in June, S&P raised its rating for CIGNA Corporation's senior debt to A- ("Strong", 7th of 22), and Fitch Investors Service, Inc assigned a rating of F-1 ("Very Strong", 2nd of 6) to CIGNA's commercial paper.

In the first quarter of 1996, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The effect of implementing SFAS No. 121 on CIGNA's results of operations, liquidity and financial condition was not material. For additional information, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

===================================================================================================================================
                                                                     Three Months Ended                         Six Months Ended
FINANCIAL SUMMARY                                                         June 30,                                   June 30,
(In millions)                                                       1996             1995                      1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                 $3,499           $3,514                    $6,889          $6,932
Net investment income                                              1,111            1,085                     2,194           2,112
Other revenues                                                       152              130                       294             257
Realized investment gains (losses)                                   (31)              24                        (1)            206
                                                       ----------------------------------         ---------------------------------
Total revenues                                                     4,731            4,753                     9,376           9,507
Benefits and expenses                                              4,386            4,449                     8,673           8,801
                                                       ----------------------------------         ---------------------------------
Income before taxes                                                  345              304                       703             706
Income tax expense                                                   114               99                       234             211
                                                       ----------------------------------         ---------------------------------
Net income                                                          $231             $205                      $469            $495
===================================================================================================================================
Realized investment gains (losses), net of taxes                    ($21)             $16                       ($2)           $160
===================================================================================================================================

CIGNA's 1996 consolidated net income increased 13% for the second quarter and decreased 5% for the six months, compared with the same periods last year. Excluding after-tax realized investment results, earnings for the second quarter and six months of 1996 were $252 million and $471 million, respectively, compared with $189 million and $335 million for the same periods last year. Growth in earnings for the quarter and six months of 1996 primarily reflects improved results in the Property and Casualty segment.

After-tax realized investment results were lower for the second quarter and six months of 1996, compared to the same periods last year, primarily because of gains from the 1995 restructuring of a portion of the Employee Life and Health Benefits and Property and Casualty segments' equity investment portfolios into fixed income securities, as well as higher mortgage loan impairments in 1996. For additional information, see Note 3 to the Financial Statements.

Full year earnings for 1996 are expected to improve, compared with 1995, excluding the effects of realized investment results and the 1995 third quarter charges for asbestos-related and environmental pollution exposures, unrecoverable reinsurance and cost reduction initiatives. However, such improvement could be adversely affected by the factors noted in the cautionary statements on page 23.

EMPLOYEE LIFE AND HEALTH BENEFITS

===================================================================================================================================
                                                                     Three Months Ended                          Six Months Ended
FINANCIAL SUMMARY                                                         June 30,                                   June 30,
(In millions)                                                       1996             1995                      1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                 $2,075           $2,033                    $4,152          $4,098
Net investment income                                                143              148                       287             284
Other revenues                                                        99               84                       202             167
Realized investment gains (losses)                                    (7)              29                        (9)            117
                                                   --------------------------------------         ---------------------------------
Total revenues                                                     2,310            2,294                     4,632           4,666
Benefits and expenses                                              2,139            2,073                     4,291           4,199
                                                   --------------------------------------         ---------------------------------
Income before taxes                                                  171              221                       341             467
Income tax expense                                                    54               73                       114             134
                                                   --------------------------------------         ---------------------------------
Net income                                                          $117             $148                      $227            $333
===================================================================================================================================
Realized investment gains (losses), net of taxes                     ($4)             $19                       ($6)           $100
===================================================================================================================================

Net income for the Employee Life and Health Benefits segment decreased 21% for the second quarter and 32% for the six months of 1996, compared with the same periods last year. Excluding after-tax realized investment results, income was $121 million and $233 million for the second quarter and six months of 1996, compared with $129 million and $233 million for the same periods last year.

The segment's indemnity operations had after-tax earnings, excluding realized investment results, of $69 million and $125 million for the second quarter and six months of 1996, compared with $79 million and $126 million for the same periods in 1995. These declines reflect lower earnings primarily in the long-term disability (LTD) and group life lines of business due to unfavorable claim experience, and a $6 million after-tax charge in the long-term care line of business resulting from a review of account balances. Partially offsetting these declines were increased earnings primarily reflecting higher fees for Administrative Services Only (ASO) business, improved investment margins on certain experience-rated business and, to a lesser extent, higher earnings from medical rate increases. Results for the second half of 1996, compared with the same period last year, are expected to be lower due to the timing of medical rate increases and less favorable LTD experience.

The segment's HMO operations had after-tax earnings, excluding realized investment results, of $52 million and $108 million for the second quarter and six months of 1996, compared with $50 million and $107 million for the same periods in 1995. Second quarter and six months of 1996 and 1995 include favorable after-tax adjustments of $5 million and $6 million, respectively, from certain reserve reviews. Results for the six months of 1996 also included a first quarter after-tax gain of $8 million from the sales of subsidiaries. Excluding the above, the improvement in results for the second quarter of 1996 reflects the favorable effects of membership growth and improved medical cost experience, partially offset by competitive pressures on rates. The decline in earnings for the six months of 1996 reflects competitive pressures on rates and higher operating expenses associated with business growth and customer service initiatives, which were partially offset by the favorable effects of membership growth and the improvement in medical cost experience. Results for the full year of 1996 are expected to be about level with 1995.

Premiums and fees increased 2% and 1% for the second quarter and six months of 1996, respectively. These improvements reflect membership growth in HMOs, partially offset by lower medical indemnity premiums resulting from the effect of favorable claim experience on premiums for experience-rated business and, to a lesser extent, cancellations and conversions to HMOs. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Total HMO membership increased 12%, compared with June 30, 1995 and increased 10%, compared with December 31, 1995. These increases primarily reflect membership growth in HMO alternative funding programs. Under these programs, the customer assumes all or a portion of the responsibility for funding claims and CIGNA generally earns a lower margin than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the second quarter and six months of 1996 were approximately $2.4 billion and $4.8 billion, compared with $2.4 billion and $4.9 billion for the same periods last year. Premium equivalents were about level year over year reflecting declines in medical premium equivalents due to cancellations and conversions to HMOs, partially offset by growth in HMO alternative funding programs. Premium equivalents, as a percentage of total adjusted premiums and fees, were 54% and 55% for the six months of 1996 and 1995, respectively. ASO plans accounted for 46% and 45% of total adjusted premiums and fees for the six months of 1996 and 1995, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

===================================================================================================================================
                                                                     Three Months Ended                         Six Months Ended
FINANCIAL SUMMARY                                                         June 30,                                   June 30,
(In millions)                                                       1996             1995                      1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                    $50              $41                       $88             $83
Net investment income                                                431              432                       859             856
Realized investment gains (losses)                                    (6)               1                        10               4
                                                   --------------------------------------         ---------------------------------
Total revenues                                                       475              474                       957             943
Benefits and expenses                                                415              405                       806             799
                                                   --------------------------------------         ---------------------------------
Income before taxes                                                   60               69                       151             144
Income tax expense                                                    20               23                        50              47
                                                   --------------------------------------         ---------------------------------
Net income                                                           $40              $46                      $101             $97
===================================================================================================================================
Realized investment gains (losses), net of taxes                     ($4)             $--                        $6              $2
===================================================================================================================================

Net income for the Employee Retirement and Savings Benefits segment decreased 13% and increased 4% for the second quarter and six months of 1996, compared with the same periods of 1995. Results for the second quarter and six months of 1996 include an after-tax charge of $8 million for expected state guaranty fund assessments. Excluding this charge and after-tax realized investment results, income was $52 million and $103 million for the second quarter and six months of 1996, compared with $46 million and $95 million for the same periods last year. These improvements primarily reflect higher earnings from an increased asset base.

Revenues, excluding realized investment results, increased 1% year over year, reflecting higher investment yields, offset by customers' redirection of investments to separate accounts.

Assets under management is generally a key determinant of earnings for this segment. For the six months ended June 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:


(In millions)                                                                                                  1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
Balance -- January 1                                                                                        $38,183         $33,882
Premiums and deposits                                                                                         3,068           2,804
Investment results                                                                                            1,360           1,329
Increase (decrease) in fair value of assets                                                                    (422)          1,555
Customer withdrawals                                                                                         (1,236)         (1,107)
Benefit payments and other                                                                                   (2,529)         (2,276)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance -- June 30                                                                                          $38,424         $36,187
===================================================================================================================================

Premiums and deposits increased 9% in the six months of 1996, compared with the same period in 1995, reflecting higher sales. Approximately 52% and 43% of the premiums and deposits for the six months of 1996 and 1995, respectively, were from new customers. The increase in investment results for the six months of 1996, compared with 1995, reflects separate account asset growth. The decrease for 1996 in the fair value of assets is due to market value depreciation for fixed maturities. The growth in benefit payments and other, compared with the prior year, primarily reflects higher scheduled maturities on guaranteed investment contracts.

Management expects asset growth to continue to be constrained, resulting from decisions by plan sponsors to diversify assets and fund management. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES

===================================================================================================================================
                                                                      Three Months Ended                       Six Months Ended
FINANCIAL SUMMARY                                                         June 30,                                  June 30,
(In millions)                                                      1996               1995                     1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                  $209               $221                     $445            $430
Net investment income                                               271                243                      523             469
Other revenues                                                       21                 23                       38              35
Realized investment losses                                           (2)                (5)                      --              (2)
                                                   ---------------------------------------        ---------------------------------
Total revenues                                                      499                482                    1,006             932
Benefits and expenses                                               437                419                      892             818
                                                   ---------------------------------------        ---------------------------------
Income before taxes                                                  62                 63                      114             114
Income tax expense                                                   22                 21                       40              39
                                                   ---------------------------------------        ---------------------------------
Net income                                                          $40                $42                      $74             $75
===================================================================================================================================
Realized investment losses, net of taxes                            ($2)               ($3)                     $--             ($1)
===================================================================================================================================

Net income for the Individual Financial Services segment decreased 5% and 1% for the second quarter and six months of 1996, respectively, compared with the same periods last year. Results for the second quarter and six months of 1996 include a net after-tax charge of $3 million resulting from account reviews. This net charge comprises an unfavorable adjustment to deferred policy acquisition costs of $23 million ($15 million after-tax), a favorable policy loan investment income adjustment of $15 million ($10 million after-tax) and a favorable reinsurance loss reserve adjustment of $3 million ($2 million after-tax). Results for 1995 include a $4 million after-tax benefit from additional proceeds from the 1992 sale of a substantial portion of CIGNA's mutual fund business.

Excluding the above items and after-tax realized investment losses, income was $45 million and $77 million for the second quarter and six months of 1996, compared with $41 million and $72 million for the same periods last year. These increases primarily reflect higher earnings from interest-sensitive products, including leveraged corporate-owned life insurance (COLI), partially offset for the six months by unfavorable mortality experience.

For the second quarter and six months of 1996, premiums and fees decreased 5% and increased 3%, respectively, compared with the same periods last year. The decrease for the quarter reflects lower leveraged COLI renewal premiums. The increase for the six months primarily reflects higher sales of reinsurance and interest-sensitive products, which were constrained by lower leveraged COLI renewal premiums.

Net investment income, excluding the adjustment to policy loan investment income noted above, increased 5% and 8% from the same periods last year. These increases primarily reflect higher investment income from leveraged COLI policy loans and annuity business.

Benefits and expenses, excluding the adjustment to deferred policy acquisition costs and reinsurance loss reserves noted above, decreased 1% in the second quarter and increased 7% for the six months of 1996, compared with the same periods last year. The decrease for the quarter reflects lower expenses for leveraged COLI, while the increase for the six months reflects business growth.

In August 1996, Congress passed legislation that phases out over a three year period the tax deductibility of policy loan interest for most leveraged COLI products. The effect of the legislation on the Individual Financial Services segment is uncertain, but is not expected to be material over the next several years. However, over the longer term, a substantial portion of revenues and earnings from leveraged COLI are expected to be eliminated, which could have a material adverse effect on results of operations for the segment. The effect of this legislation is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

PROPERTY AND CASUALTY


===================================================================================================================================
                                                                    Three Months Ended                    Six Months Ended
FINANCIAL SUMMARY                                                        June 30,                             June 30,
(In millions)                                                      1996             1995                       1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                                $1,165           $1,219                     $2,204          $2,321
Net investment income                                               208              206                        405             395
Other revenues                                                       60               49                        113             108
Realized investment gains (losses)                                  (13)               4                         --              72
                                                    ------------------------------------          ---------------------------------
Total revenues                                                    1,420            1,478                      2,722           2,896
Benefits and expenses                                             1,345            1,498                      2,579           2,884
                                                    ------------------------------------          ---------------------------------
Income (loss) before taxes                                           75              (20)                       143              12
Income tax expense (benefit)                                         24              (10)                        42              (4)
- -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $51             ($10)                      $101             $16
===================================================================================================================================
Realized investment gains (losses), net of taxes                    ($8)              $2                        $--             $47
===================================================================================================================================

Effective December 31, 1995, CIGNA restructured its domestic property and casualty businesses into two separate operations, ongoing and run-off. The ongoing operations are actively engaged in selling insurance products and related services. The run-off operations, which do not actively sell insurance products, manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. Insurance products that were actively sold in 1995 by subsidiaries that are now in run-off continue to be sold by the ongoing operations. Results for the run-off operations primarily reflect current year losses associated with unearned premiums as of December 31, 1995, prior year development on claim and claim adjustment expense reserves and investment activity. The restructuring is being contested by certain competitors and policyholders; however, management believes that its restructuring will not be affected.

Financial data for the domestic and run-off operations for 1995 are prepared on a pro forma basis as though the restructuring occurred at the beginning of 1995. The pro forma amounts are not necessarily indicative of the amounts that would have been reported had the restructuring actually occurred as of January 1, 1995. Consolidated Property and Casualty segment amounts were not affected by the restructuring.

Net income increased significantly for the second quarter and six months of 1996, compared with the same periods last year. Included in net income for the ongoing operations in the second quarter and six months of 1996 were after-tax realized investment losses of $1 million and gains of $11 million, respectively, compared with gains of $49 million for the six months of 1995. There were no net after-tax realized investment gains or losses for the ongoing operations in the second quarter of 1995. For the run-off operations, after-tax realized investment losses were $7 million and $11 million for the second quarter and six months of 1996, respectively, compared with gains of $2 million and losses of $2 million for the same periods in 1995.

Excluding after-tax realized investment results, Property and Casualty segment income (loss) for the second quarter and six months of 1996 and 1995, was as follows:

===================================================================================================================================
                                                          Three Months Ended June 30,                      Six Months Ended June 30,
                                             ---------------------------------------          -------------------------------------
(In millions)                                             1996                  1995                         1996              1995
- -----------------------------------------------------------------------------------------------------------------------------------
Ongoing operations:
  Domestic                                                 $20                   ($2)                          $32             ($16)
  International                                             36                    30                            65               48
                                             ---------------------------------------          -------------------------------------
    Total ongoing operations                                56                    28                            97               32
Run-off operations                                           3                   (40)                            4              (63)
- -----------------------------------------------------------------------------------------------------------------------------------
    Total                                                  $59                  ($12)                         $101             ($31)
===================================================================================================================================

The improvement in the domestic operations for the second quarter of 1996, compared with the same period last year, primarily reflects favorable claim experience, including lower catastrophe losses, and, for the second quarter and six months, lower expenses resulting from the 1995 cost reduction initiative. Improvement in the international operations for the second quarter and six months of 1996, compared with the same periods last year, primarily reflects favorable claim experience. Results for the domestic and international operations reflect a highly competitive pricing environment. The improvement in results for the run-off operations primarily reflects lower asbestos-related and environmental pollution losses.

Premiums and fees for the Property and Casualty segment decreased 4% and 5% in the second quarter and six months of 1996, compared with the same periods last year. These declines primarily reflect the application of strict underwriting standards, continued competition (particularly in workers' compensation, commercial package and certain international lines of business), and, for the second quarter, an unfavorable effect from foreign currency translation of approximately $50 million for the international business. The quarter and six month declines also reflect lower premiums of $4 million and $54 million, respectively, for reinsurance and personal automobile products that are no longer being actively sold. These declines were partially offset by growth in the domestic property, casualty, and marine and aviation lines of business, as well as the international accident and health line of business.

Current year catastrophes in the domestic operations were $8 million and $31 million, net of reinsurance, for the second quarter and six months of 1996. Catastrophe losses for the six months of 1996 include $18 million for winter storms. There were no catastrophe losses for the international operations in the second quarter and six months of 1996. Catastrophe losses for the second quarter and six months of 1995 were $27 million and $41 million, including losses of $27 million and $34 million for the domestic operations. The effects of reinsurance on catastrophe losses for the second quarter and six months of 1996 and 1995 were not material.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves are described in its Form 10-K.

In summary, CIGNA's property and casualty loss reserves of $16.7 billion and $17.0 billion as of June 30, 1996 and December 31, 1995, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many standard actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

CIGNA continually attempts to improve its loss estimation process by refining its process of analyzing loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, unanticipated changes in workers' compensation laws have at times significantly affected the ability of insurers to estimate liabilities for unpaid losses and related expenses.

As of June 30, 1996 and December 31, 1995, CIGNA's reinsurance recoverables were approximately $6.7 billion, net of allowances for uncollectible amounts of $708 million and $700 million, respectively. CIGNA expects to continue to have significant recoveries from its reinsurance arrangements, including recoveries of asbestos-related and environmental pollution losses. However, the extent of recoveries in the aggregate, including for asbestos-related and environmental pollution losses, will depend on future gross loss experience and the particular reinsurance arrangements to which future losses relate.

Losses for unrecoverable reinsurance are principally due to the failure of reinsurers to indemnify CIGNA, primarily because of reinsurer insolvencies and disputes under reinsurance contracts. Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to asbestos and London reinsurance market exposures. Reinsurance disputes may increase in the future and are likely to include disputes related to environmental pollution. Allowances have been established for amounts deemed uncollectible.

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

The following table shows the adverse pre-tax effects on the Property and Casualty segment's results of operations from prior year development, net of reinsurance, for the second quarter and six months ended June 30:

===================================================================================================================================
                                                         Three Months Ended June 30,                      Six Months Ended June 30,
                                                         ---------------------------                     --------------------------
(In millions)                                             1996                  1995                         1996              1995
- -----------------------------------------------------------------------------------------------------------------------------------
Asbestos-related                                           $10                   $40                          $14               $61
Environmental pollution                                      9                    46                           26                94
Workers' Compensation                                        7                    29                           19                40
Other                                                       27                     4                           30                17
- -----------------------------------------------------------------------------------------------------------------------------------
Total                                                      $53                  $119                          $89              $212
===================================================================================================================================

During the third quarter of 1995, CIGNA significantly increased its asbestos-related and environmental pollution (A&E) reserves (see CIGNA's 1995 Form 10-K for additional information) and, as a result, charges for A&E losses in 1996 are expected to be substantially lower than in prior years. The prior year development for A&E losses for the second quarter and six months of 1996 reflect revisions to previous estimates based upon recent experience. As additional loss experience develops, A&E losses for the remainder of 1996 are reasonably possible.

Other prior year development for the six months of 1996 and 1995 was primarily attributable to unfavorable development on long-term exposure claims, reinsurance exposures and unrecoverable reinsurance, partially offset by favorable development on commercial package and commercial fire lines of business.

Total prior year development for the run-off operations was $36 million and $72 million in the second quarter and six months of 1996, respectively, compared with $100 million and $187 million for the same periods of 1995. Total prior year development for the ongoing operations was $17 million in the second quarter and six months of 1996, compared with $19 million and $25 million for the same periods of 1995.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (principally debt service) and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities.

Other Operations had net losses for the second quarter of 1996 and 1995 of $17 million and $21 million, respectively, which included after-tax realized investment losses of $3 million and $2 million, respectively. Net losses for the six months of 1996 and 1995 were $34 million and $26 million, respectively, which included after-tax realized investment losses of $2 million and gains of $12 million, respectively. Excluding after-tax realized investment results, losses were $14 million and $19 million for the second quarters of 1996 and 1995, and $32 million and $38 million for the six months of 1996 and 1995. These decreases in losses primarily reflect lower net interest expense and higher investment management fees.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

During the first six months of 1996, cash and cash equivalents decreased $125 million from $1.6 billion as of December 31, 1995. This decrease primarily reflects withdrawals from contractholder deposit funds, net of deposits and interest credited, ($462 million); payments of dividends on and repurchases of CIGNA common stock ($163 million); and cash used for operating activities ($58 million), reflecting the timing of cash receipts and cash disbursements and earnings. The decrease in cash flows was partially offset by cash provided by investing activities ($598 million), primarily net investment sales and maturities ($593 million).

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

CIGNA had $1.04 billion of long-term debt outstanding at June 30, 1996, compared with $1.07 billion at December 31, 1995. As of June 30, 1996, CIGNA had approximately $800 million remaining under shelf registration statements that may be issued as debt or equity securities, or both, depending upon market conditions and CIGNA's capital requirements.

At June 30, 1996, CIGNA's short-term debt, primarily commercial paper, amounted to $406 million, a decrease of $8 million from December 31, 1995.

In connection with the domestic property and casualty restructuring, CIGNA contributed additional capital of $250 million and $125 million to these property and casualty operations in the first quarter of 1996 and 1995, respectively. These contributions were funded through internal sources.

In April 1996, CIGNA's Board of Directors authorized the purchase of up to $500 million of its common stock, depending on prevailing market conditions and alternative uses of capital. Under this authorization, approximately $66 million, or 592,000 shares, of common stock were purchased as of July 31, 1996. Shares have been, and are expected to continue to be, purchased with internal funds.

In July 1996, CIGNA's Board of Directors approved an amendment to CIGNA's post-retirement medical benefit plan effective as of January 1, 1997. CIGNA does not expect the effect of this plan amendment as well as a change in actuarial assumptions in connection with amending the plan to be material to its results of operations, liquidity or financial condition. For additional information, see
Note 7 to the Financial Statements.

INVESTMENT ASSETS

================================================================================================================================
                                                                                          June 30,                  December 31,
(In millions)                                                                                 1996                          1995
- --------------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                                           $33,918                       $36,241
Equity securities                                                                              715                           661
Mortgage loans                                                                              11,245                        11,010
Real estate                                                                                  1,262                         1,283
Other, primarily policy loans                                                                8,341                         8,515
- --------------------------------------------------------------------------------------------------------------------------------
Total investment assets                                                                    $55,481                       $57,710
================================================================================================================================

Additional information regarding CIGNA's investment assets is included in Note 3 to the second quarter 1996 Financial Statements and Notes 2, 4, 5 and 20 to the 1995 Financial Statements as well as the 1995 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

================================================================================================================================
                                                                                          June 30,                  December 31,
                                                                                              1996                          1995
- --------------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                                               28%                           30%
Mortgage loans                                                                                 56%                           58%
Real estate                                                                                    57%                           57%
================================================================================================================================

FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of June 30, 1996, fixed maturities had an aggregate fair value, including policyholder share, that was greater than amortized cost by $1.3 billion, compared with approximately $3.0 billion as of December 31, 1995. The decrease in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1995.

     POTENTIAL PROBLEM BONDS

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, were $142 million as of June 30, 1996, compared with $137 million as of December 31, 1995. There were no cumulative write-downs for potential problem bonds as of June 30, 1996 and December 31, 1995.

     PROBLEM BONDS

Bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, are considered problem bonds. As of June 30, 1996 and December 31, 1995, problem bonds, including amounts attributable to policyholder contracts, were $189 million and $196 million, net of related cumulative write-downs of $154 million and $140 million, respectively.

     CUMULATIVE WRITE-DOWNS FOR BONDS

Cumulative write-downs for bonds as of June 30, 1996 and 1995 were $156 million and $131 million, including $55 million and $52 million attributable to policyholder contracts, respectively. Also, cumulative write-downs as of June 30, 1996 and 1995 included $2 million and $4 million, respectively, for bonds no longer classified as problem or potential problem bonds.

During the six months of 1996 and 1995, write-downs of $25 million and $18 million, respectively, were established for problem bonds, including $8 million and $9 million, respectively, attributable to policyholder contracts. See the Summary on page 23 for the adverse after-tax effect of write-downs on policyholder contracts and on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR BONDS

Interest income is recognized on problem bonds only when payment is received. See the Summary on page 23 for the adverse effect of non-accruals for bonds on policyholder contracts and on CIGNA's net income.

MORTGAGE LOANS

==============================================================================================================================
                                                                                                June 30,          December 31,
                                                                                                    1996                  1995
- ------------------------------------------------------------------------------------------------------------------------------
Mortgage loans (in millions)                                                                     $11,245               $11,010
By property type:
   Retail facilities                                                                                  42%                   42%
   Office buildings                                                                                   34                    35
   Apartment buildings                                                                                12                    12
   Hotels                                                                                              7                     6
   Other                                                                                               5                     5
Total                                                                                                100%                  100%
==============================================================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

Adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the six months of 1996, $695 million of mortgage loans was scheduled to mature, of which $246 million was paid in full, $123 million was extended at existing loan rates for a weighted average of six months and $269 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remaining scheduled maturities of $57 million were problem and potential problem mortgage loans. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

     POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include: 1) fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification, 2) fully current loans for which the borrower has requested restructuring and 3) loans that are 30 to 59 days delinquent with respect to interest or principal payments. Potential problem mortgage loans, including amounts attributable to policyholder contracts, were $348 million as of June 30, 1996, compared with $211 million as of December 31, 1995, net of related valuation reserves of $35 million and $29 million, respectively.

     PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date. As of June 30, 1996, restructured mortgage loans with a carrying value of approximately $300 million had their original maturity date extended, with an average extension of approximately five years. Restructured mortgage loans generated annualized cash returns averaging approximately 8% as of June 30, 1996.

During the six months of 1996, approximately $55 million of restructured mortgage loans were reclassified to loans in good standing since they were performing under the terms of the restructured loan agreement, and the terms were generally equivalent to terms that CIGNA was willing to accept for a comparable new loan at the time of restructure.

As of June 30, 1996 and December 31, 1995, problem mortgage loans, including amounts attributable to policyholder contracts, were $514 million and $575 million, net of valuation reserves of $86 million and $59 million, respectively.

     VALUATION RESERVES FOR MORTGAGE LOANS

Valuation reserves for mortgage loans at June 30, 1996 and 1995 were $121 million and $100 million, respectively, including $78 million and $68 million attributable to policyholder contracts. The increase (decrease) in valuation reserves established for problem and potential problem mortgage loans during the six months of 1996 and 1995 were $49 million and $(4) million, respectively. Such amounts included $29 million attributable to policyholder contracts for 1996 and no amount attributable to policyholder contracts in 1995. The net decrease in valuation reserves established in the six months of 1995 reflects the implementation of SFAS Nos. 114 and 118, which resulted in a decrease in reserves of $29 million, including $16 million attributable to policyholders. See the Summary on page 23 for the net after-tax effect of valuation reserves on policyholder contracts and on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

Interest income is recognized on problem mortgage loans only when payment is received. See the Summary on page 23 for the effect of non-accruals for mortgage loans on policyholder contracts and on CIGNA's net income.

REAL ESTATE

As of June 30, 1996 and December 31, 1995, investment real estate, net of reserves and write-downs, included: 1) real estate held for the production of income of $507 million and $563 million, respectively, and 2) real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans, of $755 million and $720 million, respectively.

     REAL ESTATE WRITE-DOWNS AND RESERVES

Cumulative write-downs and valuation reserves for real estate at June 30, 1996 and 1995 were $394 million and $433 million, respectively, including $200 million and $229 million attributable to policyholder contracts. See the Summary on page 23 for the adverse after-tax effect of write-downs and the net increase in valuation reserves on policyholder contracts and on CIGNA's net income.

SUMMARY

The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:


===================================================================================================================================
                                 Three Months Ended June 30,                                   Six Months Ended June 30,
                    -------------------------------------------------------    ----------------------------------------------------
                               1996                            1995                        1996                         1995
                    ------------------------         ----------------------    -------------------------       --------------------
                        Policy-                         Policy-                     Policy-                       Policy-
(In millions)            holder       CIGNA              holder       CIGNA          holder        CIGNA           holder     CIGNA
                      Contracts                       Contracts                   Contracts                     Contracts
- -----------------------------------------------------------------------------------------------------------------------------------
Write-downs
and valuation
reserves:
   Bonds                     $5          $6                  $6          $4              $8          $11               $9        $6
   Mortgage loans            17           9                   5           2              29           13               --        (3)
   Real estate               --          --                   4           2              (1)           1               11         5
- -----------------------------------------------------------------------------------------------------------------------------------
Total                       $22         $15                 $15          $8             $36          $25              $20        $8
===================================================================================================================================
Non-accruals:
   Bonds                     $2          $5                  $3          $5              $5           $8               $6        $8
   Mortgage loans             3           1                   1          (1)              3            1                5        --
- -----------------------------------------------------------------------------------------------------------------------------------
Total                        $5          $6                  $4          $4              $8           $9              $11        $8
===================================================================================================================================

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      See Exhibit Index.

                  (b) During the quarterly period ended June 30, 1996, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

                           - dated July 30, 1996, Item 5--containing a news release regarding its second quarter 1996 results.

                           - dated April 30, 1996, Item 5--containing a news release regarding its first quarter 1996 results.

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



                                              CIGNA CORPORATION



                                              By /s/ Gary A. Swords
                                                 ------------------------
                                                 Gary A. Swords
                                                 Vice President and
                                                 Chief Accounting Officer

Date: August 9, 1996

                                  Exhibit Index



                                                                                Method of
Number            Description                                                     Filing
- ------            -----------                                                   ----------

10.1              Amendment No. 1 to the                                        Filed herewith.
                  CIGNA Long-Term Incentive
                  Plan effective as of
                  August 15, 1996

10.2              Amendment No. 3 to the                                        Filed herewith.
                  CIGNA Corporation Stock Plan
                  effective as of August 15, 1996

10.3              Amendment No. 3 to the                                        Filed herewith.
                  CIGNA Corporation Executive
                  Stock Incentive Plan (as
                  Amended and Restated as of
                  March 23, 1988) effective
                  as of August 15, 1996

10.4              Deferred Compensation Plan                                    Filed herewith.
                  for Directors of CIGNA Corporation
                  as Amended and Restated as of
                  August 15, 1996

11                Computation of Earnings                                       Filed herewith.
                  Per Share

12                Computation of Ratio of                                       Filed herewith.
                  Earnings to Fixed Charges

27                Financial Data Schedule                                       Included only in
                                                                                the EDGAR version
                                                                                of the Form 10-Q.