Form 10-Q
period 1996-09-30
CIGNA CORP
filed 1996-11-06
CIK 701221

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

               For the quarterly period ended SEPTEMBER 30, 1996
                                              ------------------

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

                                                Yes  x      No
                                                   -----      ----
         As of September 30, 1996, 75,180,739 shares of the issuer's Common Stock were outstanding.

                               CIGNA CORPORATION


                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Statements of Income
                         and Retained Earnings                            1
                      Consolidated Balance Sheets                         2
                      Consolidated Statements of Cash
                         Flows                                            3
                      Notes to Financial Statements                       4

             Item 2.  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                        9


PART II.     OTHER INFORMATION


             Item 6.  Exhibits and Reports on Form 8-K.                  20

SIGNATURE                                                                21

EXHIBIT INDEX                                                            22

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In millions, except per share amounts)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                    1996         1995           1996          1995
==================================================================================================
REVENUES
Premiums and fees                                $  3,444   $   3,408       $  10,333   $  10,340
Net investment income                               1,069       1,080           3,263       3,192
Other revenues                                        154         134             448         391
Realized investment gains                              18          20              17         226
                                                  --------   ---------       ---------   ---------
    Total revenues                                  4,685       4,642          14,061      14,149
                                                  --------   ---------       ---------   ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses            3,064       4,266           9,337      10,687
Policy acquisition expenses                           283         290             877         886
Other operating expenses                              904         969           2,710       2,753
                                                  --------   ---------       ---------   ---------
    Total benefits, losses and expenses             4,251       5,525          12,924      14,326
                                                  --------   ---------       ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES                     434        (883)          1,137        (177)
                                                  --------   ---------       ---------   ---------

Income tax (benefits):
    Current                                           152          65             264         176
    Deferred                                            1        (382)            123        (282)
                                                  --------   ---------       ---------   ---------
        Total income taxes                            153        (317)            387        (106)
                                                  --------   ---------       ---------   ---------

NET INCOME (LOSS)                                     281        (566)            750         (71)
Dividends declared                                    (60)        (56)           (182)       (164)
Retained earnings, beginning of period              4,388       4,439           4,041       4,052
--------------------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD                 $  4,609   $   3,817       $   4,609   $   3,817
--------------------------------------------------================================================

EARNINGS (LOSS) PER SHARE                        $   3.69   $   (7.76)      $    9.80   $   (0.98)
--------------------------------------------------================================================

DIVIDENDS DECLARED PER SHARE                     $   0.80   $    0.76       $    2.40   $    2.28
--------------------------------------------------================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                                              AS OF           AS OF
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1996             1995
========================================================================================================
ASSETS
Investments:
   Fixed maturities:
      Available-for-sale, at fair value (amortized cost,
      $32,626; $33,275)                                                    $  33,888       $  36,241
   Equity securities, at fair value (cost, $598; $565)                           712             661
   Mortgage loans                                                             11,278          11,010
   Policy loans                                                                7,299           7,107
   Real estate                                                                 1,275           1,283
   Other long-term investments                                                   234             295
   Short-term investments                                                        697           1,113
                                                                            ---------       ---------
       Total investments                                                      55,383          57,710
Cash and cash equivalents                                                      2,088           1,559
Accrued investment income                                                      1,103             908
Premiums, accounts and notes receivable                                        4,398           4,268
Reinsurance recoverables                                                       7,352           7,120
Deferred policy acquisition costs                                              1,211           1,109
Property and equipment, net                                                      798             864
Deferred income taxes, net                                                     2,043           1,866
Other assets                                                                   1,066           1,149
Goodwill                                                                       1,078           1,118
Separate account assets                                                       20,827          18,232
-----------------------------------------------------------------------------------------------------

        Total                                                              $  97,347       $  95,903
----------------------------------------------------------------------------=========================

LIABILITIES
Contractholder deposit funds                                               $  29,692       $  30,055
Unpaid claims and claim expenses                                              19,159          19,303
Future policy benefits                                                        11,777          12,007
Unearned premiums                                                              2,065           2,176
                                                                            ---------       ---------
         Total insurance and contractholder liabilities                       62,693          63,541
Accounts payable, accrued expenses and other liabilities                       5,364           5,408
Current income taxes                                                             252             187
Short-term debt                                                                  268             414
Long-term debt                                                                 1,037           1,066
Separate account liabilities                                                  20,725          18,130
-----------------------------------------------------------------------------------------------------
         Total liabilities                                                    90,339          88,746
-----------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY
Common stock (shares issued, 88; 87)                                              88              87
Additional paid-in capital                                                     2,557           2,536
Net unrealized appreciation - fixed maturities                                   456           1,025
Net unrealized appreciation - equity securities                                   77              73
Net translation of foreign currencies                                            (31)            (27)
Retained earnings                                                              4,609           4,041
Less treasury stock, at cost                                                    (748)           (578)
-----------------------------------------------------------------------------------------------------
         Total shareholders' equity                                            7,008           7,157
-----------------------------------------------------------------------------------------------------

         Total                                                             $  97,347       $  95,903
----------------------------------------------------------------------------=========================

SHAREHOLDERS' EQUITY PER SHARE                                             $   93.22       $   93.76
----------------------------------------------------------------------------=========================

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1996               1995
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income(loss)                                                            $       750         $      (71)
    Adjustments to reconcile net income(loss) to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables                     (201)               904
            Premiums, accounts and notes receivable                                     (39)              (134)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                   (123)               275
            Deferred income taxes, net                                                  123               (282)
            Realized investment gains                                                   (17)              (226)
            Gain on sale of subsidiaries and other equity interests                     (18)               --
            Other, net                                                                 (134)              (123)
                                                                                 -----------         ----------
                Net cash provided by operating activities                               341                343
                                                                                 -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - available-for-sale                                         4,925              5,010
        Equity securities                                                               304              1,541
        Mortgage loans                                                                  315                279
        Other (primarily short-term investments)                                      8,871             10,745
    Investment maturities and repayments:
        Fixed maturities - available-for-sale                                         2,891                770
        Fixed maturities - held-to-maturity                                             --               1,510
        Mortgage loans                                                                  542                345
    Investments purchased:
        Fixed maturities - available-for-sale                                        (6,879)            (7,829)
        Fixed maturities - held-to-maturity                                             --              (1,336)
        Equity securities                                                              (317)              (348)
        Mortgage loans                                                               (1,247)            (1,116)
        Other (primarily short-term investments)                                     (8,627)           (11,990)
    Proceeds from sale of subsidiaries and other equity interests                        66                --
    Other, net                                                                         (106)              (113)
                                                                                 -----------         ----------
                Net cash provided by (used in) investing activities                     738             (2,532)
                                                                                 -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                    4,900              5,597
    Withdrawals from contractholder deposit funds                                    (4,944)            (3,287)
    Net change in commercial paper                                                      (11)               (16)
    Issuance of long-term debt                                                          --                  88
    Repurchases of common stock                                                        (161)               --
    Repayment of debt                                                                  (158)                (3)
    Issuance of common stock                                                             11                 17
    Dividends paid                                                                     (180)              (164)
                                                                                 -----------         ----------
                Net cash provided by (used in) financing activities                    (543)             2,232
                                                                                 -----------         ----------
Effect of foreign currency rate changes on cash                                          (7)                39
---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               529                 82
Cash and cash equivalents, beginning of period                                        1,559              1,693
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                        $     2,088         $    1,775
---------------------------------------------------------------------------------==============================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                           $       194         $      198
    Interest paid                                                               $        88         $      102
---------------------------------------------------------------------------------------------------------------

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

The interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments, except for the adjustments noted in the third quarter 1996 Management's Discussion and Analysis and described in the notes) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.

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


NOTE 3-INVESTMENTS

REALIZED GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:

                            Three Months Ended  Nine Months Ended
                               September 30,       September 30,
(In millions)                 1996      1995      1996     1995
------------------------------------------------------------------
Realized gains (losses):

     Fixed maturities          $3        $18       $--     $29
     Equity securities          4          2        13     182
     Mortgage loans            --         (2)      (20)     --
     Real estate                6          1         7       9
     Other investments          5          1        17       6
                           ---------------------------------------
                               18         20        17     226
Income taxes                    7          7         8      53
------------------------------------------------------------------

Net realized gains            $11        $13        $9    $173
---------------------------=======================================

FIXED MATURITIES AND EQUITY SECURITIES

Sales of available-for-sale fixed maturities and equities, including policyholder share, were as follows:

                       Three Months Ended   Nine Months Ended
                         September 30,        September 30,
(In millions)           1996      1995       1996     1995
--------------------------------------------------------------
Proceeds from sales     $1,543     $2,155    $5,209  $6,551
Gross gains on sales        46         53       140     326
Gross losses on sales      (40)       (33)     (120)   (101)
--------------------------------------------------------------


During the third quarter and nine months of 1996, Net Unrealized Appreciation - Fixed Maturities included in Shareholders' Equity, which is net of policyholder-related amounts and deferred income taxes, increased by $12 million and decreased by $569 million, respectively, compared with increases of $46 million and $728 million for the same periods last year.


NOTE 4-EARNINGS PER SHARE

Earnings per share were based on net income (loss) divided by weighted average common shares, including common share equivalents, as follows:

                       Three Months Ended  Nine Months Ended
                         September 30,       September 30,
(In thousands)           1996      1995      1996     1995
--------------------------------------------------------------
Weighted average
common shares           76,055     72,908    76,585  72,561
--------------------------------------------------------------


There is no significant difference between earnings per share on a primary and a fully diluted basis.

During the third quarter of 1995, $89 million of CIGNA's 8.2% convertible subordinated debentures due 2010 (8.2% Debt) was converted into approximately
1.3 million shares of CIGNA common stock. Also during the third quarter of 1995, CIGNA announced its intention to redeem (at par value plus accrued interest) all 8.2% Debt outstanding on November 2, 1995. Substantially all of the $158 million of 8.2% Debt outstanding as of September 30, 1995 was converted into CIGNA common stock as of the redemption date.

Assuming all of CIGNA's 8.2% Debt had been converted to CIGNA common stock (3.6 million shares) on January 1, 1995 and the related interest expense ($2 million after-tax for the third quarter of 1995; $9 million after-tax for the nine months of 1995) was excluded from net loss, the loss per share for the third quarter and nine months of 1995 would have been $7.40 and $0.82, respectively.

Common shares held as Treasury shares were 12,390,283 and 10,913,959 as of September 30, 1996 and 1995, respectively.


NOTE 5-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. One outstanding issue, which relates only to years prior to 1989, could result in an assessment of approximately $215 million. CIGNA is contesting this issue in court. Although the outcome is uncertain, management believes that CIGNA should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of September 30, 1996, CIGNA had tax basis operating loss carryforwards of approximately $250 million.


NOTE 6-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies or disputes, could result in losses. Allowances for uncollectible amounts were $718 million and $700 million as of September 30, 1996 and December 31, 1995, respectively. During the third quarter of 1995, CIGNA increased the allowance for uncollectible reinsurance by $210 million pre-tax

($138 million after-tax) primarily for asbestos and environmental losses and for assumed reinsurance business that CIGNA previously exited. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the third quarter and nine months of 1996, premiums and fees were net of ceded premiums of $619 million and $1.6 billion, respectively. For the third quarter and nine months of 1995, premiums and fees were net of ceded premiums of $493 million and $1.6 billion, respectively. In addition, benefits, losses and settlement expenses for the third quarter and nine months of 1996 were net of reinsurance recoveries of $410 million and $1.2 billion, respectively. Benefits, losses and settlement expenses for the third quarter and nine months of 1995 were net of reinsurance recoveries of $572 million and $1.4 billion, respectively.


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

REGULATORY AND INDUSTRY DEVELOPMENTS

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to:
   -    revise the system of funding cleanup of environmental damages;
   -    reform the federal tax system;
   - reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
   - restrict insurance pricing and the application of underwriting standards;
   -    reform health care; and
   -    expand regulation.

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

Reserving for all property and casualty claims and related reinsurance recoverables continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. CIGNA's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current law changes. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses or reinsurance recoverables could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

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

OTHER POSTRETIREMENT BENEFITS PLANS

In July 1996, CIGNA's Board of Directors approved an amendment to CIGNA's post-retirement medical benefit plan effective as of January 1, 1997. The plan amendment as well as a change in actuarial assumptions in connection with amending the plan is expected to reduce the accumulated benefit obligation by approximately $150 million. Beginning in the third quarter of 1996, this reduction is being amortized into income over the average remaining service period of 17 years. The effect of this plan amendment and change in actuarial assumptions is not material to CIGNA's results of operations, liquidity or financial condition.

COST REDUCTION INITIATIVES

During the third quarter of 1995, CIGNA implemented cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment, which resulted in charges of $85 million ($55 million after-tax) and $30 million ($20 million after-tax), respectively. The cost reduction initiatives, when fully implemented, are estimated to result in annual after-tax savings of approximately $55 million and $40 million, respectively, primarily based on the elimination of certain payroll and payroll-related costs and, to a lesser extent, lease costs. The savings in the near term for the Employee Life and Health Benefits segment are expected to be partially offset by increased investments in business growth and service initiatives. As of September 30, 1996, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. Through September 30, 1996, approximately $46 million of severance was paid to approximately 3,000 terminated employees of the Property and Casualty and Employee Life and Health Benefits segments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of September 30, 1996, compared with December 31, 1995, and its results of operations for the quarter and nine months ended September 30, 1996, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1995 Annual Report to Shareholders (pages 8 through 23) and in CIGNA's reports on Form 10-Q for the first and second quarters of 1996. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to:
   -   revise the system of funding cleanup of environmental damages;
   -   reform the federal tax system;
   - reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
   - restrict insurance pricing and the application of underwriting standards;
   -   reform health care; and
   -   expand regulation.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 7 to the Financial Statements. Also, see Note 5 regarding a proposed IRS assessment of approximately $215 million. CIGNA is currently contesting the assessment and believes it should prevail.

During 1995, CIGNA implemented cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment. As of September 30, 1996, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. For additional information, see Note 7 to the Financial Statements.

In October 1996, Moody's Investors Service (Moody's) raised the insurance financial strength rating of Connecticut General Life Insurance Company, CIGNA's principal life insurance subsidiary, to Aa3 ("Excellent," 4th of 19) from A1 ("Good," 5th of 19). Moody's also raised the rating on CIGNA's senior debt to A3 ("Upper-medium-grade," 7th of 19) from Baa1 ("Medium-grade," 8th of
19).

In the first quarter of 1996, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The effect of implementing SFAS No. 121 on CIGNA's results of operations, liquidity and financial condition was not material. For additional information, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                              September 30,
(In millions)                                        1996                 1995                  1996               1995
--------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                  $3,444               $3,408               $10,333            $10,340
Net investment income                               1,069                1,080                 3,263              3,192
Other revenues                                        154                  134                   448                391
Realized investment gains                              18                   20                    17                226
                                             -----------------------------------------------------------------------------
Total revenues                                      4,685                4,642                14,061             14,149
Benefits and expenses                               4,251                5,525                12,924             14,326
                                             -----------------------------------------------------------------------------
Income (loss) before taxes                            434                 (883)                1,137               (177)
Income taxes (benefits)                               153                 (317)                  387               (106)
                                             -----------------------------------------------------------------------------
Net income (loss)                                    $281                ($566)                 $750               ($71)
---------------------------------------------=============================================================================
Realized investment gains,
net of taxes                                          $11                  $13                    $9               $173
---------------------------------------------=============================================================================

CIGNA's 1996 consolidated net income increased significantly for the third quarter and nine months, compared with the same periods last year. Results for the third quarter and nine months of 1995 included a $774 million after-tax ($1.2 billion pre-tax) charge in the Property and Casualty segment, primarily for asbestos-related and environmental pollution exposures, as well as a $75 million after-tax ($115 million pre-tax) charge associated with cost reduction initiatives in the Property and Casualty and Employee Life and Health Benefits segments.

Excluding the above charges and after-tax realized investment gains, earnings for the third quarters of both years were $270 million, and for the nine months of 1996 were $741 million, compared with $605 million for the same period last year. Level earnings for the third quarter compared with 1995, reflect improvements in the Individual Financial Services and Employee Retirement and Savings Benefits segments, offset by lower earnings in the remaining business segments. Growth in earnings for the nine months of 1996 primarily reflects improved results in the Property and Casualty segment.

After-tax realized investment results were significantly lower for the nine months of 1996, compared to the same period last year, primarily because of gains from the 1995 restructuring of a portion of the Employee Life and Health Benefits and Property and Casualty segments' equity investment portfolios into fixed income securities. For additional information, see Note 3 to the Financial Statements.

Full year earnings for 1996 are expected to improve over 1995, excluding the effects of realized investment results and the 1995 third quarter charges previously discussed. However, such improvement could be adversely affected by the factors noted in the cautionary statements on page 19.

EMPLOYEE LIFE AND HEALTH BENEFITS

-------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY                                       Three Months Ended                        Nine Months Ended
                                                           September 30,                            September 30,
(In millions)                                        1996                 1995                  1996               1995
-------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                  $2,036               $1,971                $6,188             $6,069
Net investment income                                 136                  144                   423                428
Other revenues                                         99                   86                   301                253
Realized investment gains (losses)                      4                    1                    (5)               118
                                               --------------------------------------------------------------------------
Total revenues                                      2,275                2,202                 6,907              6,868
Benefits and expenses                               2,071                2,029                 6,362              6,228
                                               --------------------------------------------------------------------------
Income before taxes                                   204                  173                   545                640
Income taxes                                           74                   56                   188                190
                                               --------------------------------------------------------------------------
Net income                                           $130                 $117                  $357               $450
-----------------------------------------------==========================================================================
Realized investment gains
(losses), net of taxes                                 $3                   $1                   ($3)              $101
-----------------------------------------------==========================================================================

Net income for the Employee Life and Health Benefits segment increased 11% for the third quarter and decreased 21% for the nine months of 1996. Results for the third quarter and nine months of 1995 included an after-tax charge of $20 million related to cost reduction initiatives. Excluding that charge and after-tax realized investment results, Employee Life and Health Benefits segment income for the third quarter and nine months of 1996 and 1995 was as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                            September 30,
(In millions)                                        1996                 1995                  1996               1995
-------------------------------------------------------------------------------------------------------------------------
Indemnity operations                                  $73                  $87                  $198               $213
HMO operations                                         54                   49                   162                156
-------------------------------------------------------------------------------------------------------------------------
Total                                                $127                 $136                  $360               $369
=========================================================================================================================

The declines in the indemnity operations reflect unfavorable claim experience including the unfavorable after-tax effects from reserve reviews ($7 million for the third quarter and $13 million for the nine months of 1996) and, to a lesser extent for the quarter, higher operating expenses. Partially offsetting these declines were improved investment margins, higher earnings from medical rate increases and, for the nine months, higher fees for Administrative Services Only (ASO) business.

HMO earnings for the third quarter of 1996 and 1995 include $7 million and $13 million, respectively, due to the favorable after-tax effect of reserve reviews. Excluding the reserve reviews, earnings increased by $11 million. This increase reflects membership growth and improved per member medical costs, partially offset by competitive pressures on rates and higher operating expenses associated with business growth and customer service initiatives.

HMO earnings for the nine months of 1996 include a favorable after-tax reserve adjustment of $12 million and an after-tax gain of $8 million from sales of subsidiaries. Earnings for the nine months of 1995 include $33 million after-tax due to the favorable effect of reserve reviews. Excluding these items, 1996 results increased by $19 million, reflecting the same factors noted above for the quarter.

CIGNA expects fourth quarter earnings for this segment to be lower than the fourth quarter of 1995. Indemnity results are expected to be lower due to large cumulative medical rate increases in the fourth quarter of 1995, whereas, for 1996, such rate increases were obtained throughout the year. Also, a declining premium base, which reflects competitive pressures and conversions to HMOs, is expected to adversely affect future indemnity earnings. CIGNA expects HMO results for the fourth quarter of 1996 to be about the same as the third quarter of 1996.

Premiums and fees increased 3% and 2% for the third quarter and nine months of 1996, respectively. These improvements reflect membership growth in HMOs, partially offset by lower medical indemnity premiums resulting from the effect of favorable claim experience on premiums for experience-rated business and, to a lesser extent, cancellations and conversions to HMOs. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Total HMO membership increased 11% since September 30, 1995 and 10% since December 31, 1995. These increases primarily reflect membership growth in HMO alternative funding programs. Under these programs, the customer assumes all or a portion of the responsibility for funding claims and CIGNA generally earns a lower margin than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the third quarters of 1996 and 1995 were approximately $2.4 billion, and for the nine months of 1996 were $7.2 billion, compared with $7.3 billion for the same period last year. Premium equivalents were about level year over year reflecting declines in medical premium equivalents due to cancellations and conversions to HMOs, partially offset by growth in HMO alternative funding programs. Growth in premium equivalents is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets. Premium equivalents were 54% of total adjusted premiums and fees for the nine months of 1996 and 1995. ASO plans accounted for 45% of total adjusted premiums and fees for the nine months of 1996 and 1995.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

-------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY                                      Three Months Ended                          Nine Months Ended
                                                          September 30,                              September 30,
(In millions)                                        1996                 1995                  1996               1995
-------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                     $55                  $40                  $143               $123
Net investment income                                 419                  425                 1,278              1,281
Realized investment gains                               9                   --                    19                  4
                                             ----------------------------------------------------------------------------
Total revenues                                        483                  465                 1,440              1,408
Benefits and expenses                                 398                  396                 1,204              1,195
                                             ----------------------------------------------------------------------------
Income before taxes                                    85                   69                   236                213
Income taxes                                           28                   21                    78                 68
                                             ----------------------------------------------------------------------------
Net income                                            $57                  $48                  $158               $145
---------------------------------------------============================================================================
Realized investment gains,
net of taxes                                           $5                  $--                   $11                 $2
---------------------------------------------============================================================================

Net income for the Employee Retirement and Savings Benefits segment increased 19% and 9% for the third quarter and nine months of 1996, respectively. Results for the nine months of 1996 include an after-tax charge of $8 million for expected state guaranty fund assessments. Excluding this charge and after-tax realized investment gains, income was $52 million and $147 million for the third quarter and nine months of 1996, compared with $48 million and $143 million for the same periods last year. These improvements primarily reflect higher earnings from an increased asset base.

Premiums and fees increased 38% and 16% for the third quarter and nine months of 1996, reflecting higher annuity sales and higher fees from separate accounts.

Net investment income decreased slightly for the quarter and nine months of 1996, reflecting customers' redirection of a portion of their investments from the general account to separate accounts, partially offset by higher investment yields.

Assets under management is generally a key determinant of earnings for this segment. For the nine months ended September 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

(In millions)                              1996        1995
---------------------------------------------------------------------
Balance -- January 1                            $38,183     $33,882
Premiums and deposits                             4,478       3,957
Investment results                                1,977       1,969
Increase (decrease) in fair value of assets        (421)      2,114
Customer withdrawals                             (1,596)     (1,509)
Benefit payments and other                       (3,590)     (3,216)
---------------------------------------------------------------------
Balance -- September 30                         $39,031     $37,197
=====================================================================

Premiums and deposits increased 13% reflecting higher sales. Approximately 47% and 42% of the premiums and deposits for 1996 and 1995, respectively, were from new customers. The decrease for 1996 in the fair value of assets is due to market value depreciation for fixed maturities.

Management expects asset growth to continue to be constrained, resulting from decisions by plan sponsors to diversify assets and fund management. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES

-------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY                                      Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
(In millions)                                        1996                 1995                  1996               1995
-------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                    $233                 $216                  $678               $646
Net investment income                                 257                  256                   780                725
Other revenues                                         20                   15                    58                 50
Realized investment gains (losses)                     --                    1                    --                 (1)
                                              ---------------------------------------------------------------------------
Total revenues                                        510                  488                 1,516              1,420
Benefits and expenses                                 438                  430                 1,330              1,248
                                              ---------------------------------------------------------------------------
Income before taxes                                    72                   58                   186                172
Income taxes                                           25                   21                    65                 60
                                              ---------------------------------------------------------------------------
Net income                                            $47                  $37                  $121               $112
----------------------------------------------===========================================================================
Realized investment gains
(losses), net of taxes                                $--                   $1                   $--                $--
----------------------------------------------===========================================================================

Net income for the Individual Financial Services segment increased 27% and 8% for the third quarter and nine months of 1996, respectively. The increase for the quarter reflects higher earnings from interest-sensitive products, including leveraged corporate-owned life insurance (COLI), and an after-tax benefit of $5 million for a favorable reinsurance loss reserve adjustment. The nine month increase primarily reflects higher earnings from interest-sensitive products, including leveraged COLI.

For the third quarter and nine months of 1996, premiums and fees increased 8% and 5%, respectively. These increases primarily reflect higher sales of reinsurance and interest-sensitive products, partially offset by lower leveraged COLI renewal premiums.

Net investment income increased slightly for the quarter reflecting growth in business, partially offset by lower yields. The increase of 8% for the nine months reflects growth from leveraged COLI policy loans and annuity business.

In August 1996, Congress passed legislation that phases out over a three year period the tax deductibility of policy loan interest for most leveraged COLI products. The effect of the legislation on this segment is uncertain, but is not expected to be material over the next several years. However, over the longer term, a substantial portion of revenues and earnings from leveraged COLI are expected to be eliminated, which could have a material adverse effect on results of operations for the segment. The effect of this legislation is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

PROPERTY AND CASUALTY

-------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
(In millions)                                        1996                 1995                  1996               1995
-------------------------------------------------------------------------------------------------------------------------
Premiums and fees                                  $1,120               $1,181                $3,324             $3,502
Net investment income                                 201                  199                   606                594
Other revenues                                         63                   61                   176                169
Realized investment gains                               2                   12                     2                 84
                                              ---------------------------------------------------------------------------
Total revenues                                      1,386                1,453                 4,108              4,349
Benefits and expenses                               1,301                2,622                 3,880              5,506
                                              ---------------------------------------------------------------------------
Income (loss) before taxes                             85               (1,169)                  228             (1,157)
Income taxes (benefits)                                26                 (413)                   68               (417)
                                              ---------------------------------------------------------------------------
Net income (loss)                                     $59                ($756)                 $160              ($740)
----------------------------------------------===========================================================================
Realized investment gains,
net of taxes                                           $1                   $7                    $1                $54
----------------------------------------------===========================================================================

Effective December 31, 1995, CIGNA restructured its domestic property and casualty businesses into two separate operations, ongoing and run-off. The ongoing operations are actively engaged in selling insurance products and related services. The run-off operations, which do not actively sell insurance products, manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. Insurance products that were actively sold in 1995 by subsidiaries that are now in run-off continue to be sold by the ongoing operations. Results for the run-off operations primarily reflect current year losses associated with unearned premiums as of December 31, 1995, prior year development on claim and claim adjustment expense reserves and investment activity. The restructuring is being contested in the courts by certain competitors and policyholders; however, management believes that its restructuring will not be affected.

Financial data for the domestic and run-off operations for 1995 are prepared on a pro forma basis as though the restructuring occurred at the beginning of 1995. The pro forma amounts are not necessarily indicative of the amounts that would have been reported had the restructuring actually occurred as of January 1, 1995. Amounts for the international operations and for the consolidated Property and Casualty segment were not affected by the restructuring.

Net income for the ongoing operations in the third quarter and nine months of 1996 included after-tax realized investment gains of $2 million and $13 million, respectively, compared with gains of $10 million and $59 million for the same periods of 1995. For the run-off operations, after-tax realized investment losses were $1 million and $12 million for the third quarter and nine months of 1996, respectively, compared with losses of $3 million and $5 million for the same periods in 1995.

Results for the third quarter and nine months of 1995 reflect charges associated with reserve strengthening for asbestos-related and environmental pollution (A&E) claims ($686 million after-tax) and uncollectible reinsurance for non-A&E exposures ($88 million after-tax), and charges for cost reduction initiatives ($55 million after-tax).

Excluding the 1995 charges and after-tax realized investment gains, Property and Casualty segment income (loss) for the third quarter and nine months of 1996 and 1995 was as follows:


======================================================================================================================
                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
(In millions)                                        1996               1995                1996               1995
----------------------------------------------------------------------------------------------------------------------
Ongoing operations:
  Domestic                                            $20                $11                 $52                ($5)
  International                                        37                 36                 102                 84
                                            --------------------------------------------------------------------------
    Total ongoing
      operations                                       57                 47                 154                 79
Run-off operations                                      1                 19                   5                (44)
----------------------------------------------------------------------------------------------------------------------
    Total                                             $58                $66                $159                $35
======================================================================================================================

The improvement in the domestic operations reflects lower expenses primarily resulting from the 1995 cost reduction initiative, higher investment income due to higher yields, and improved claim experience, partially offset by lower premiums and fees as discussed further on page 14. Improvement in the international operations primarily reflects favorable claim experience.
Results for the domestic and international operations reflect a highly competitive pricing environment. The decline in results for the run-off operations for the third quarter of 1996 primarily reflects higher A&E losses and higher expenses. The improvement in results for the run-off operations for the nine months of 1996 primarily reflects lower A&E losses.

Premiums and fees declined 5% in both the third quarter and nine months of 1996. The decline primarily reflects the application of strict underwriting standards, continued competition (particularly in workers' compensation, commercial package and certain international lines of business), and an unfavorable effect from foreign currency translation (approximately $70 million and $130 million for the international business for the quarter and nine months, respectively). The nine month decline also reflects lower premiums of approximately $75 million for reinsurance and personal automobile products that are no longer being actively sold. These declines were partially offset by growth in the domestic property, casualty, and marine and aviation lines of business, as well as the international accident and health line of business.

The domestic operations had catastrophe losses of $27 million and $58 million, net of reinsurance, for the third quarter and nine months of 1996, including $20 million for Hurricane Fran. In addition, catastrophe losses for the nine months of 1996 include $21 million for winter storms. There were no catastrophe losses for the international operations in the third quarter and nine months of 1996. Catastrophe losses for the third quarter and nine months of 1995 were $4 million and $45 million, including losses of $5 million and $39 million for the domestic operations. Catastrophe losses for the nine months of 1995 included $31 million for Texas hail storms. The effects of reinsurance on catastrophe losses for the periods presented were not material.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves are described in its Form 10-K.

In summary, CIGNA's property and casualty loss reserves of $16.8 billion and $17.0 billion as of September 30, 1996 and December 31, 1995, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many standard actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

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

As of September 30, 1996 and December 31, 1995, CIGNA's reinsurance recoverables were approximately $6.8 billion and $6.7 billion, net of allowances for uncollectible amounts of $718 million and $700 million, respectively. During the third quarter of 1995, CIGNA increased the allowance for uncollectible reinsurance by $210 million pre-tax, including $75 million that is reported as asbestos-related and environmental pollution prior year development in the table on page 15. CIGNA expects to continue to have significant recoveries from its reinsurance arrangements, including recoveries of A&E losses. However, the extent of recoveries in the aggregate will depend on future gross loss experience and the particular reinsurance arrangements to which future losses relate.

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

Reserving for all property and casualty claims and related reinsurance recoverables continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. CIGNA's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current law changes. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses or reinsurance recoverables could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

The following table shows the adverse (favorable) pre-tax effects on the Property and Casualty segment's results of operations from prior year development, net of reinsurance, for the third quarter and nine months ended September 30:

=====================================================================================================================
                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                            September 30,
(In millions)                                     1996                 1995                 1996               1995
---------------------------------------------------------------------------------------------------------------------
By business operation:
  Ongoing operations                               $(2)                  $7                  $15                $32
  Run-off operations                                38                1,202                  110              1,389
---------------------------------------------------------------------------------------------------------------------
Total                                              $36               $1,209                 $125             $1,421
=====================================================================================================================
By type of loss:
  Asbestos-related                                 $13                 $194                  $27               $255
  Environmental pollution                            5                  861                   31                955
  Unrecoverable
     reinsurance                                     2                  135                   20                161
  Workers' Compensation                             17                   27                   36                 67
  Other                                             (1)                  (8)                  11                (17)
---------------------------------------------------------------------------------------------------------------------
Total                                              $36               $1,209                 $125             $1,421
=====================================================================================================================

CIGNA completed a comprehensive review of its A&E exposures during the third quarter of 1995 and increased its related reserves by $255 million ($194 million, net of reinsurance) for asbestos-related exposures and approximately $1.2 billion ($861 million, net of reinsurance) for environmental pollution exposures. As a result, charges for A&E losses in 1996 have been and are expected to be substantially lower than in prior years.

Other prior year development for the nine months of 1996 and 1995 was primarily attributable to favorable development on commercial package and commercial fire lines of business, as well as unfavorable development on long-term exposure claims and reinsurance exposures.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (principally debt service) and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities.

Other Operations had net losses of $12 million for the third quarter of 1996 and 1995. Net losses for the nine months of 1996 and 1995 were $46 million and $38 million, respectively. Excluding after-tax realized investment results, losses were $14 million and $46 million for the third quarter and nine months of 1996, compared with $16 million and $54 million for the same periods last year. The decreases in losses primarily reflect lower net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

During the first nine months of 1996, cash and cash equivalents increased $529 million from $1.6 billion as of December 31, 1995. This increase primarily reflects cash provided by investing activities ($738 million), primarily due to net investment sales and maturities, and cash provided by operating activities ($341 million), reflecting the timing of cash receipts and cash disbursements and earnings. The increase in cash flows was partially offset by payments of dividends on and repurchases of CIGNA common stock ($341 million) and repayment of debt ($158 million).

CIGNA's capital resources represent funds available for long-term business commitments. They primarily consist of retained earnings and proceeds from the issuance of long-term debt and equity securities. CIGNA's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of such securities. CIGNA continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its businesses. CIGNA continues to conduct strategic and financial reviews of its businesses to deploy its capital resources most effectively.

CIGNA had $1.04 billion of long-term debt outstanding at September 30, 1996, compared with $1.07 billion at December 31, 1995. As of September 30, 1996, CIGNA had approximately $800 million remaining under a shelf registration statement that may be issued as debt or equity securities, or both, depending upon market conditions and CIGNA's capital requirements.

At September 30, 1996, CIGNA's short-term debt, primarily commercial paper, amounted to $268 million, a decrease of $146 million from December 31, 1995. This decrease reflects the repayment of notes which matured on September 1, 1996.

In connection with the domestic property and casualty restructuring, CIGNA contributed additional capital of $250 million and $125 million to these operations in the first quarter of 1996 and 1995, respectively. These contributions were funded through internal sources.

In April 1996, CIGNA's Board of Directors authorized the purchase of up to $500 million of its common stock, depending on prevailing market conditions and alternative uses of capital. Under this authorization, approximately $175 million, or 1.5 million shares, of common stock were purchased as of October 31, 1996. Shares were, and are expected to be, purchased with internal funds.

INVESTMENT ASSETS

==================================================================================================
                                                 September 30,                        December 31,
(In millions)                                             1996                                1995
--------------------------------------------------------------------------------------------------
Fixed maturities                                       $33,888                             $36,241
Equity securities                                          712                                 661
Mortgage loans                                          11,278                              11,010
Real estate                                              1,275                               1,283
Other, primarily policy loans                            8,230                               8,515
--------------------------------------------------------------------------------------------------
Total investment assets                                $55,383                             $57,710
==================================================================================================

Additional information regarding CIGNA's investment assets is included in Note 3 to the third quarter 1996 Financial Statements and Notes 2, 4, 5 and 20 to the 1995 Financial Statements as well as the 1995 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

===============================================================================================
                                                 September 30,                     December 31,
                                                          1996                             1995
-----------------------------------------------------------------------------------------------
Fixed maturities                                           28%                              30%
Mortgage loans                                             56%                              58%
Real estate                                                56%                              57%
===============================================================================================

FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

Fixed maturities had an aggregate fair value, including policyholder share, that was greater than amortized cost by approximately $1.3 billion, as of September 30, 1996, and by approximately $3.0 billion as of December 31, 1995. The decrease in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1995.

     POTENTIAL PROBLEM BONDS

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. Potential problem bonds, including amounts attributable to policyholder contracts, were $70 million as of September 30, 1996, compared with $137 million as of December 31, 1995. There were no cumulative write-downs for potential problem bonds as of those dates.

     PROBLEM BONDS

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of September 30, 1996 and December 31, 1995, problem bonds, including amounts attributable to policyholder contracts, were $202 million and $196 million, net of related cumulative write-downs of $167 million and $140 million, respectively.

     CUMULATIVE WRITE-DOWNS FOR BONDS

Cumulative write-downs for bonds as of September 30, 1996 and 1995 were $168 million and $140 million, including $60 million and $52 million attributable to policyholder contracts, respectively. Also, cumulative write-downs as of September 30, 1996 and 1995 included $1 million and $4 million, respectively, for bonds no longer classified as problem or potential problem bonds.

During the nine months of 1996 and 1995, CIGNA established write-downs of $44 million and $46 million, respectively, for problem bonds. These amounts included $14 million and $18 million, respectively, attributable to policyholder contracts. See the Summary on page 19 for the adverse after-tax effect of write-downs on policyholder contracts and on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR BONDS

CIGNA recognizes interest income on problem bonds only when payment is received. See the Summary on page 19 for the adverse effect of non-accruals for bonds on policyholder contracts and on CIGNA's net income.

MORTGAGE LOANS

======================================================================================================
                                                 September 30,                          December 31,
                                                          1996                                  1995
------------------------------------------------------------------------------------------------------
 Mortgage loans (in millions)                         $11,278                               $11,010
 By property type:
    Retail facilities                                      42%                                   42%
    Office buildings                                       34                                    35
    Apartment buildings                                    12                                    12
    Hotels                                                  7                                     6
    Other                                                   5                                     5
 Total                                                    100%                                  100%
======================================================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

Adverse conditions in real estate markets and more stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the nine months of 1996, $824 million of mortgage loans was scheduled to mature, of which $378 million was paid in full, $82 million was extended at existing loan rates for a weighted average of six months and $340 million was refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remaining scheduled maturities of $24 million were problem and potential problem mortgage loans. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

     POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include:
- fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification,
- fully current loans for which the borrower has requested restructuring, and
- loans that are 30 to 59 days delinquent with respect to interest or principal payments.

Potential problem mortgage loans, including amounts attributable to policyholder contracts, were $346 million as of September 30, 1996, compared with $211 million as of December 31, 1995, net of related valuation reserves of $24 million and $29 million, respectively.

     PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date. As of September 30, 1996, restructured mortgage loans with a carrying value of $268 million had their original maturity date extended, with an average extension of approximately five years. Restructured mortgage loans generated annualized cash returns averaging approximately 8 1/2% as of September 30, 1996.

During the nine months of 1996, CIGNA reclassified approximately $55 million of restructured mortgage loans to loans in good standing because they were performing under the terms of the restructured loan agreement, and those terms were generally equivalent to terms that CIGNA was willing to accept for a comparable new loan at the time of restructure.

As of September 30, 1996 and December 31, 1995, problem mortgage loans, including amounts attributable to policyholder contracts, were $420 million and $575 million, net of valuation reserves of $71 million and $59 million, respectively.

     VALUATION RESERVES FOR MORTGAGE LOANS

Valuation reserves for mortgage loans at September 30, 1996 and 1995 were $95 million and $84 million, respectively, including $62 million and $59 million attributable to policyholder contracts. During the nine months of 1996 and 1995, CIGNA established valuation reserves for problem and potential problem mortgage loans of $53 million and $3 million, respectively. These amounts included $30 million and $4 million attributable to policyholder contracts. The net increase in valuation reserves established in the nine months of 1995 reflects the implementation of SFAS Nos. 114 and 118, which resulted in a decrease in reserves of $29 million, including $16 million attributable to policyholders. See the Summary on page 19 for the net after-tax effect of valuation reserves on policyholder contracts and on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

CIGNA recognizes interest income on problem mortgage loans only when payment is received. See the Summary on page 19 for the effect of non-accruals for mortgage loans on policyholder contracts and on CIGNA's net income.

REAL ESTATE

As of September 30, 1996 and December 31, 1995, investment real estate, net of reserves and write-downs, included: 1) $506 million and $563 million, respectively, of real estate held for the production of income, and 2) $769 million and $720 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

     REAL ESTATE WRITE-DOWNS AND RESERVES

Cumulative write-downs and valuation reserves for real estate at September 30, 1996 and 1995 were $391 million and $434 million, respectively, including $197 million and $230 million attributable to policyholder contracts. See the Summary on page 19 for the adverse after-tax effect of write-downs and the net increase in valuation reserves on policyholder contracts and on CIGNA's net income.

SUMMARY

The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                              Three Months Ended September 30,                     Nine Months Ended September 30,
                     -----------------------------------------------------  -------------------------------------------------
                                1996                       1995                     1996                     1995
                     ----------------------------  -----------------------  ----------------------  -------------------------
                             Policy-                  Policy-                  Policy-                  Policy-
                              holder                   holder                   holder                   holder
 (In millions)             Contracts     CIGNA      Contracts     CIGNA      Contracts      CIGNA     Contracts      CIGNA
-----------------------------------------------------------------------------------------------------------------------------
 Write-downs and
 valuation
 reserves:

    Bonds                        $6        $8             $9       $12            $14        $19           $18        $18
    Mortgage loans                1         1              4         2             30         14             4         (1)
    Real estate                   1        --              3        --             --          1            14          5
-----------------------------------------------------------------------------------------------------------------------------
 Total                           $8        $9            $16       $14            $44        $34           $36        $22
=============================================================================================================================
 Non-accruals:

    Bonds                        $3        $4             $4        $5             $8        $12           $10        $13
    Mortgage loans                2        --             (1)        1              5          1             4          1
-----------------------------------------------------------------------------------------------------------------------------
 Total                           $5        $4             $3        $6            $13        $13           $14        $14
=============================================================================================================================

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



CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse catastrophe experience in CIGNA's property and casualty businesses; 2) adverse property and casualty loss development for events that CIGNA insured in prior years; 3) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 4) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; and 5) significant changes in interest rates.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     See Exhibit Index.

         (b) During the quarterly period ended September 30, 1996, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

                 - dated October 30, 1996, Item 5--containing a news release regarding its third quarter 1996 results.

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

Date: November 6, 1996

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