Form 10-K/A
period 1995-12-31
CIGNA CORP
filed 1996-11-12
CIK 701221

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

                                AMENDMENT NO. 2


(MARK ONE)

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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
  Common Stock, Par Value $1; )            New York Stock Exchange, Inc.
        Preferred Stock       }             Pacific Stock Exchange, Inc.
        Purchase Rights       )          Philadelphia Stock Exchange, Inc.

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
                                               ----         -----




================================================================================

       AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1995

The undersigned registrant hereby amends ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for the sole purpose of filing Exhibit 10.24.


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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 11, 1996


                                               CIGNA Corporation

                                               By: /s/ Thomas J. Wagner
                                                   ------------------------
                                                   Thomas J. Wagner
                                                   Executive Vice President
                                                   and General Counsel

                               INDEX TO EXHIBITS


NUMBER                   DESCRIPTION                             METHOD OF FILING
------     ---------------------------------------    ---------------------------------------
10.24      Redacted version of Agreement dated        Filed herewith.
           May 24, 1995, between Mr. Isom and
           the registrant