Form 10-K/A
period 1995-12-31
CIGNA CORP
filed 1996-11-21
CIK 701221

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

                                AMENDMENT NO. 3


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
                                               ----         -----


================================================================================

       AMENDMENT NO. 3 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1995

The undersigned registrant hereby amends ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for the sole purpose of including two attachments to Exhibit 10.24 inadvertently omitted by the printer during its electronic transmission.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 21, 1996


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