Form 10-K405
period 1996-12-31
CIGNA CORP
filed 1997-03-27
CIK 701221

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-8323

                               CIGNA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 761-1000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                             ----------------
         Common Stock, Par Value $1;                  New York Stock Exchange, Inc.
               Preferred Stock                         Pacific Stock Exchange, Inc.
               Purchase Rights                      Philadelphia Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was approximately $11.2 billion.

     As of February 28, 1997, 74,020,202 shares of the registrant's Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to shareholders for the year ended December 31, 1996. Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 19, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I
Item 1.  Business.....................................................................     1
         A. Description of Business...................................................     1
         B. Financial Information about Industry Segments.............................     2
         C. Employee Life and Health Benefits.........................................     2
         D. Employee Retirement and Savings Benefits..................................     8
         E. Individual Financial Services.............................................    11
         F. Property and Casualty.....................................................    15
         G. Investments and Investment Income.........................................    28
         H. Regulation................................................................    32
         I.  Ratings..................................................................    34
         J.  Miscellaneous............................................................    36
Item 2.  Properties...................................................................    36
Item 3.  Legal Proceedings............................................................    36
Item 4.  Submission of Matters to a Vote of Security Holders..........................    37
Executive Officers of the Registrant..................................................    37

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........    38
Item 6.  Selected Financial Data......................................................    38
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................    38
Item 8.  Financial Statements and Supplementary Data..................................    38
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...................................................................    38

PART III
Item 10. Directors and Executive Officers of the Registrant...........................    38
          A. Directors of the Registrant..............................................    38
          B. Executive Officers of the Registrant.....................................    38
Item 11. Executive Compensation.......................................................    38
Item 12. Security Ownership of Certain Beneficial Owners and Management...............    38
Item 13. Certain Relationships and Related Transactions...............................    39

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............    39
Signatures............................................................................    40
Index to Financial Statement Schedules................................................  FS-1
Index to Exhibits.....................................................................   E-1

                                     PART I

ITEM 1. BUSINESS

A. Description of Business

     With shareholders' equity of $7.2 billion and assets of $98.9 billion as of December 31, 1996 and revenues of $19 billion for the year then ended, CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned insurance organizations in the United States and one of the principal United States companies in the financial services industry. Unless the context otherwise indicates, the terms "CIGNA" and the "Company," when used herein, refer to one or more of CIGNA Corporation and its consolidated subsidiaries. Although CIGNA Corporation is not an insurance company, its subsidiaries are major providers of group life and health insurance, managed care products and services, retirement products and services, individual financial services, and property and casualty insurance. CIGNA is one of the largest international insurance organizations based in the United States, measured by international revenues, and one of the largest investor-owned health maintenance organizations in the United States, based on the number of members. CIGNA's major insurance subsidiaries, Connecticut General Life Insurance Company ("CG Life") and Insurance Company of North America ("ICNA"), are among the oldest insurance companies in the United States, with ICNA tracing its origins to 1792 and CG Life to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through the following operating divisions, the financial results of which are reported in the following segments:

     Employee Life and Health Benefits Segment (beginning on page 2)

        CIGNA HealthCare

        CIGNA Group Insurance: Life, Accident, Disability

     Employee Retirement and Savings Benefits Segment (beginning on page 8)

        CIGNA Retirement & Investment Services

     Individual Financial Services Segment (beginning on page 11)

        CIGNA Individual Insurance

        CIGNA Reinsurance

     Property and Casualty Segment (beginning on page 15)

        CIGNA Property & Casualty

        CIGNA International

     Investment results produced by CIGNA Investment Management on behalf of CIGNA's insurance operations are reported in each segment's results or in Other Operations. The other businesses of CIGNA Investment Management are described on page 32, and financial results for these businesses are reported in Other Operations.

Recent Transaction

     On February 27, 1997, CIGNA agreed to conduct a cash tender offer, through CHC Acquisition Corp., an indirect, wholly owned subsidiary of CIGNA, for all of the outstanding shares of Healthsource, Inc. ("Healthsource"). The tender offer was commenced on March 6, 1997, at a price of $21.75 per share. Consummation of the tender offer is subject to, among other things, at least a majority of the shares of Healthsource common stock being tendered and not withdrawn prior to the expiration of the tender offer and the receipt of all applicable regulatory approvals.

     Healthsource operates health maintenance organizations in 15 states serving approximately 1.1 million members. Healthsource also provides medical and dental indemnity products, primarily self-insured products, which cover approximately 2 million and 2.5 million lives, respectively. In addition, Healthsource offers point of service plans, preferred provider organization plans, utilization review services, managed workers compensation services, pharmacy benefit management services and other managed care consulting and administrative services.

     As soon as practicable after the consummation of the tender offer, CIGNA intends to combine Healthsource's operations with its health care operations. The combining of CIGNA's health care operations with those of Healthsource would, among other things, involve consolidating certain operations and reorganizing other businesses and operations.

B. Financial Information about Industry Segments

     All financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to 1995 and 1994 financial information to conform with the 1996 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1995, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

     Revenues, income (loss) before income taxes, and identifiable assets attributable to each of CIGNA's business segments and Other Operations are set forth in Note 17 and those attributable solely to foreign operations are set forth in Note 18 to CIGNA's 1996 Financial Statements included in its 1996 Annual Report to Shareholders ("Annual Report").

C. Employee Life and Health Benefits

                         Principal Products and Markets

     CIGNA's Employee Life and Health Benefits operations offer a wide range of traditional indemnity products and services and are a leading provider of managed care and cost containment products and services.

     The following table sets forth the principal products of this segment and their related net earned premiums and fees.

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                    1996          1995          1994
                                                                   ------        ------        ------
                                                                             (IN MILLIONS)
    Indemnity:
      Medical...................................................   $1,942        $1,973        $1,854
      Life......................................................    1,798         1,754         1,813
      Long-term Disability......................................      426           388           422
      Dental....................................................      397           384           374
      Accidental Death and Dismemberment........................      227           249           253
      Short-term Disability.....................................       70            86            93
      Other.....................................................       15            20            17
                                                                   ------        ------        ------
        Total...................................................    4,875         4,854         4,826
    Prepaid Medical and Dental Care.............................    3,466         3,281         3,018
                                                                   ------        ------        ------
    Total Premiums and Fees.....................................   $8,341        $8,135        $7,844
                                                                   =======       =======       =======

    -------------------

    Amounts in table do not include "premium equivalents," which are described below.

     CIGNA's Employee Life and Health Benefits customers range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, professional and other associations, government-sponsored Medicare and Medicaid programs, and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico. The segment's products are generally offered through traditional insurance and alternative funding arrangements, and through arrangements that combine features of both.

     Under traditional insurance funding arrangements, CIGNA charges a premium and bears the risk for costs incurred. Traditional insurance arrangements may include products offered on a retrospectively experience-rated basis. These are arrangements in which the premium may be increased within limits or decreased based on actual incurred costs of the policyholder over a certain period of time with either additional premium paid to CIGNA or premium returned to the policyholder. Further, traditional insurance arrangements include products offered on a guaranteed-cost basis for which there is no retrospective adjustment for actual incurred claims. Experience-rated business and guaranteed-cost business constituted 92% and 8%, respectively, of CIGNA's traditional insurance business in 1996.

     Alternative funding arrangements consist primarily of administrative services only ("ASO") plans and "minimum premium" programs. Under ASO plans, CIGNA provides claims processing, health cost containment services (through its provider networks) or utilization management programs, or a combination of these services, in exchange for an administrative services fee. The plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both. Minimum premium programs combine traditional insurance protection with self-funding. The policyholder self-funds claims up to a predetermined aggregate, maximum amount and CIGNA bears the risk for claims in excess of that amount. Alternative funding programs constituted approximately 55% of business volume (premiums and fees plus premium equivalents) in 1996 and 1995. Premium equivalents generally represent paid claims under ASO and minimum premium plans and are additional premiums that would have been earned premium if they had been written as traditional insurance. Alternative funding programs and their effect on CIGNA's results are more fully described on page 10 of the Management's Discussion and Analysis ("MD&A") section of CIGNA's Annual Report.

Health Care Products and Services
-------------------------------------

     Based on premiums, including premium equivalents, health care products are the segment's principal product line. CIGNA provides a wide array of health care products including, indemnity products, medical cost and utilization management products and services and comprehensive managed care products, such as:

     - health maintenance organizations ("HMOs");

     - preferred provider organizations ("PPOs");

     - Medicare programs;

     - managed dental programs;

     - managed mental health and substance abuse products and services; and

     - managed pharmacy programs.

     This broad spectrum of products allows CIGNA to satisfy a customer's health benefit needs.

Indemnity Products. At one end of the product spectrum, CIGNA offers medical and dental indemnity products. These indemnity products place no restrictions on provider choice. However, because there are no prior arrangements with physicians or hospitals to control unit costs and limited management over the utilization of services, the costs of such products are higher than managed care products. Indemnity products are offered through traditional insurance and alternative funding arrangements.

Managed Care Products. On the other end of the product spectrum, CIGNA offers managed care products, including medical, dental and mental health products. Managed care products promote effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products are offered on a guaranteed-cost basis (such as commercial HMOs), on an experience-rated basis and through alternative funding programs.

     Health Maintenance Organizations. HMOs are generally the most cost-efficient form of managed care. CIGNA's HMOs include individual practice association ("IPA") models, staff models and mixed models. The relationship between the HMO and the health care providers distinguishes the models. Under an IPA model, the HMO contracts with independent physicians and hospitals to provide services. Some physicians and hospitals receive a monthly fixed fee (capitation) for each HMO member, regardless of the medical services provided to each member, while most others are paid on a contracted fee for service basis. IPAs may cover wide geographic areas with low fixed costs, but must rely on cost-effective contracts with providers and the appropriate utilization management to influence medical costs. In a staff model, physicians and other providers are employees of the HMO, and receive their compensation from the HMO. The HMO either owns or contracts with the medical facilities where the services are performed. Staff models offer a greater opportunity for direct influence over medical costs, quality and service, but require more capital investment. Staff models generally offer lower costs to the consumer, whereas IPAs may offer broader provider choice. Mixed model HMOs offer participants a choice of staff and IPA providers.

     The table below shows the number of IPA, staff and mixed model HMOs as of December 31:

                                                               1996     1995     1994
                                                               ----     ----     ----
        IPA Models...........................................    37       37       37
        Staff Models.........................................     3        4        4
        Mixed Models.........................................     5        5        5

     As of December 31, 1996, CIGNA's HMO networks included approximately 150,000 physicians and 2,000 hospitals.

     To maintain and enhance the quality of health care delivered in its HMOs, CIGNA has initiated the development of standard performance measurements for affiliated physicians, hospitals and other providers. CIGNA is also in the process of seeking accreditation of all of its HMOs by external accrediting agencies as validation of its quality programs. To date, 89% of CIGNA's HMOs have been accredited. The remainder are expected to be accredited in 1997.

     CIGNA has also contracted with the federal Health Care Financing Administration ("HCFA") to provide HMO coverage for Medicare beneficiaries. These contracts provide for a fixed per member per month premium from HCFA based upon a formula that calculates the projected cost of services for each Medicare member. These amounts are updated annually, and reflect differences in expected costs by location, age and other factors, which are predictive of medical costs. As required by HCFA, CIGNA uses only providers who are part of its existing HMO networks to provide services to enrolled Medicare members. In addition, CIGNA has one contract with the state of Arizona to provide HMO coverage to Medicaid-eligible individuals.

     Other Managed Care Products. CIGNA offers managed care dental products through networks of independent providers in most states. CIGNA also provides managed mental health and substance abuse coverage and services to HMOs, insurers and employers through a national network of mental health specialists, some of whom are employees of CIGNA. Further, CIGNA offers managed pharmacy benefit programs to HMO and indemnity customers.

     In addition to the indemnity and managed care products, CIGNA also offers products that combine features of both types of products. These products are PPOs and point-of-service plans.

Preferred Provider Organizations. CIGNA has arrangements with doctors, hospitals and other independent providers to form PPOs. CIGNA has both medical and dental PPO networks. Under a typical PPO plan, a participant may choose any health care provider, and CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who generally charge on a discounted rate basis, than it does for care obtained from non-contracted providers. As of December 31, 1996, 1995 and 1994, CIGNA had 86, 80 and 74 medical PPO networks. CIGNA has one national dental PPO network with approximately 20,000 participating dentists.

     When a medical PPO has a gatekeeper, a contracted primary care physician ("Gatekeeper PPO"), the higher reimbursement level is available only if participants first consult their contracted primary care physician before consulting a contracted specialist. As of December 31, 1996, 1995 and 1994, CIGNA had 34, 29 and 25 Gatekeeper PPO networks.

Point-of-Service Product. Point-of-service products permit participants to use CIGNA's network providers where services are received generally for a small, fixed payment (co-pay) or go directly, without a referral, to non-network providers, subject to certain deductibles and coinsurance that are generally less favorable than those offered under traditional indemnity arrangements. Participants in point-of-service plans are considered HMO members for purposes of the table below.

     As of December 31, 1996, CIGNA's HMOs and PPOs (including Gatekeeper PPOs) served all or part of 43 states, the District of Columbia and Puerto Rico. CIGNA's managed care and indemnity products covered the following lives for the periods presented. Covered lives includes participants under traditional and alternative funding programs.

                                                                     AS OF DECEMBER 31,
                                                                  ------------------------
                                                                   1996     1995     1994
                                                                  ------   ------   ------
                                                                  APPROX.  APPROX.  APPROX.
                                                                  NO. OF   NO. OF   NO. OF
                                                                  COVERED  COVERED  COVERED
                                                                  LIVES    LIVES    LIVES
                                                                  ------   ------   ------
                                                                  (AMOUNTS IN THOUSANDS)
    Medical Covered Lives
    HMOs:
      Guaranteed Cost:
         Commercial.............................................   1,148    1,137    1,046
         Medicare...............................................      69       56       44
         Medicaid...............................................      52      150      149
      Experience-rated and alternative-funding (including
         Gatekeeper PPOs).......................................   3,046    2,587    2,262
                                                                  ------   ------   ------
                                                                       -        -        -
              Total HMOs........................................   4,315    3,930    3,501
                                                                  ------   ------   ------
                                                                       -        -        -
    Indemnity:
      Medical...................................................   3,392    3,719    4,550
      Medical PPO
         (excluding Gatekeeper PPOs)............................   1,178      981      908
                                                                  ------   ------   ------
                                                                       -        -        -
              Total Indemnity...................................   4,570    4,700    5,458
                                                                  ------   ------   ------
                                                                       -        -        -
    Total Medical Covered Lives.................................   8,885    8,630    8,959
                                                                  ======   ======   ======
    Dental Covered Lives
    Dental Managed Care.........................................   2,548    2,290    1,993
    Dental Indemnity............................................   7,901    8,032    8,173
                                                                  ------   ------   ------
                                                                       -        -        -
    Total Dental Covered Lives..................................  10,449   10,322   10,166
                                                                  ======   ======   ======

Life, Accident and Disability Insurance Products and Services
-----------------------------------------------------------------

     CIGNA also offers group life insurance, accidental death and dismemberment, and long-term and short-term disability insurance products and services. These products are offered under traditional insurance plans and alternative funding arrangements. Group insurance products are marketed to employers, multiple employer groups, unions, professional and other associations and other groups.

     Group life insurance products offered include both group term life and group universal life insurance. Approximately 8,000 group life insurance policies covering approximately 12.7 million lives were outstanding as of December 31, 1996. The following table shows group life insurance in force and termination data.

                                                                     YEAR ENDED DECEMBER 31
                                                                   --------------------------
                                                                   1996       1995       1994
                                                                   ----       ----       ----
                                                                     (DOLLARS IN BILLIONS)
In force, end of year............................................  $519       $522       $523
                                                                   ====       ====       ====
Cancellations (lapses and expirations)...........................  $ 55       $ 51       $ 44
                                                                   ====       ====       ====

     CIGNA markets long-term and short-term disability products in all states and statutorily required disability plans in certain states. These products generally provide a fixed level of income to replace a portion of wages lost because of disability. Disability management services provided by CIGNA help insurers and employers reduce the cost of their benefit programs. CIGNA provides personal accident coverages, which consist primarily of accidental death and dismemberment and travel accident insurance, to employers, associations and other groups.

                                  Distribution

     CIGNA's group sales representatives distribute the indemnity and managed health care products of this segment through national and other insurance brokers and insurance consultants. CIGNA also has a dedicated sales force to sell its Medicare product directly to consumers. Salaried representatives sell disability management, medical and disability cost containment, and managed mental health and substance abuse services directly to insurance companies, HMOs and employer groups. As of December 31, 1996, the field sales force for the products of this segment consisted of approximately 632 sales representatives in 117 field locations.

                              Pricing and Reserves

     Premiums and fees charged for group indemnity and managed care products reflect assumptions about future claims, expenses, credit risk, investment returns, competitive considerations and target profit margins. Premiums and fees charged for products utilizing networks of contracted providers also reflect assumptions about the impact of provider contracts and utilization management. HCFA determines Medicare premiums, and its rate decisions may affect the product's profit margin. Most of the premium volume for the indemnity business is established on an experience-rated basis. All other premiums are based on a guaranteed-cost method. Most contracts permit annual rate adjustments.

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of retrospectively experience-rated policies.

     As of December 31, 1996, approximately $2.4 billion, or 40%, of the reserves comprise liabilities that will be paid within one year, primarily for medical and dental indemnity and managed care health claims, as well as group life claims. The remainder primarily includes liabilities for long-term disability benefits, group life insurance benefits for disabled and retired individuals, and benefits paid in the form of annuities to survivors.

     Interest on reserve and fund balances is credited to experience-rated policyholders through rates that are either set at the Company's discretion or based on actual investment performance. Generally, for interest-crediting rates set at the Company's discretion, higher rates are credited to long-term funds than to short-term funds, reflecting the fact that higher yields are generally available on investments with longer maturities. For 1996, the rates of interest credited ranged from 4.5% to 8.0%, with a weighted average rate of 6.1%.

     The profitability of medical and dental indemnity and managed care products is largely dependent upon the accuracy of projections for health care cost inflation and utilization, the adequacy of fees charged for administration and risk assumption and, in the case of managed care products, effective medical cost management. The profitability of other indemnity products depends on the adequacy of premiums charged relative to claims and expenses, and also, for disability products, effective medical and rehabilitation management.

     CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated insurers.

                                  Competition

     Group indemnity insurance and managed care businesses are highly competitive. No one competitor or small number of competitors is dominant across the country, although in certain locations some HMOs dominate the sales of commercial HMO products. A large number of insurance companies and other entities compete in offering similar products. Competition exists both for employer-policyholders and for the employees in those instances where the employer offers employees the choice of products of more than one company. Most group policies are subject to Company review and renewal on an annual basis, and policyholders may seek competitive quotations prior to renewal.

     The principal competitive factors that affect this segment are price; quality of service; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales. Being responsive to the needs of employee-consumers as well as of employers is also important. For certain products with longer-term liabilities, financial strength of the insurer as indicated by ratings issued by nationally recognized rating agencies is also a competitive factor. For more information concerning insurance ratings, see "Ratings" on pages 34 to 36.

     The principal competitors of CIGNA's group indemnity and managed care businesses are the large life and health insurance companies that provide group insurance, Blue Cross and Blue Shield organizations, stand-alone HMOs, and HMOs affiliated with major insurance companies and hospitals. Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers.

     CIGNA is one of the largest investor-owned providers of group life and health indemnity insurance, based on premiums and premium equivalents, and one of the largest investor-owned HMOs, based on the number of members. It is the leading provider of group accident insurance, and one of the largest providers of group long-term disability coverages, based on premiums.

                               Health Care Reform

     Federal and state proposals have been made (and, in some states, adopted) to place limitations on the ability of managed care companies to form and operate efficient networks of doctors, hospitals and pharmacies. Because the measures that may ultimately be adopted are not known, CIGNA cannot predict the effect that these and other health care reforms will have on its business operations.

D. Employee Retirement and Savings Benefits

                                    General

     CIGNA's Employee Retirement and Savings Benefits businesses provide investment products and professional services primarily to sponsors of qualified pension, profit-sharing and retirement savings plans.

     Deposits for this segment for the year ended December 31 were as follows:

                                                                  1996         1995         1994
                                                                 ------       ------       ------
                                                                          (IN MILLIONS)
        Deposits:
          Defined Contribution.................................. $3,895       $3,255       $2,870
          Defined Benefit.......................................  1,262        1,422        1,351
          Other, including GICs.................................    646          359          166
          Investment Advisory Accounts..........................     41           85           61
                                                                 ------       ------       ------
            Total Deposits...................................... $5,844       $5,121       $4,448
                                                                 ======       ======       ======

     Assets under management for this segment as of December 31 were as follows:

                                                                  1996        1995        1994
                                                                 -------     -------     -------
                                                                          (IN MILLIONS)
        By Account:
          General Account(1):
            Guaranteed.......................................    $ 4,289     $ 4,489     $ 3,934
            Experience-rated.................................     16,048      17,087      16,380
                                                                 -------     -------     -------
                                                                  20,337      21,576      20,314
          Separate Accounts..................................     19,401      15,784      12,917
          Investment Advisory Accounts.......................        849         823         651
                                                                 -------     -------     -------
            Total(1).........................................    $40,587     $38,183     $33,882
                                                                 =======     =======     =======
        By Plan Type:
          Defined Contribution(1)............................    $20,017     $17,741     $14,456
          Defined Benefit(1).................................     18,182      18,077      16,777
          Other, including GICs(1),(2).......................      1,539       1,542       1,998
          Investment Advisory Accounts(2)....................        849         823         651
                                                                 -------     -------     -------
            Total(1).........................................    $40,587     $38,183     $33,882
                                                                 =======     =======     =======

---------------

Assets under management include assets managed by third-party managers.

(1) Assets under management (Defined Contribution, Defined Benefit and Other, including GICs in the General Account) reflect unrealized appreciation (depreciation) of $423 million, $1.0 billion and ($233) million as of December 31, 1996, 1995 and 1994, respectively.

(2) Other, including GICs and Investment Advisory Accounts also support defined benefit and defined contribution plans.

                           Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. CIGNA's primary marketing emphasis is on defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years. Defined contribution plan assets amounted to 49% of assets under management for this segment as of December 31, 1996, compared with 46% as of December 31, 1995. The second largest category of this segment's assets under management relate to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

     CIGNA sells investment products and investment management services, either separately or as full-service packages with administrative and other professional services, to pension plan sponsors. CIGNA markets full-service products that include investment management and pension services to small, middle and large market customers. In addition, CIGNA sells products to sponsors of larger plans that look to more than one entity to provide actuarial, administrative or investment services and products, or combinations thereof.

     For defined contribution plans, principally 401(k) plans, CIGNA markets products that offer investment management services and plan level and participant recordkeeping, as well as employee communications, enrollment, plan design, technological support and other consulting services. For defined benefit plans, CIGNA offers investment, administrative and professional services, including recordkeeping, plan documentation, and actuarial valuation and consulting. Investment management services for CIGNA's defined contribution and defined benefit products are provided by CIGNA and by third-party managers, including Fidelity Investments, Warburg Pincus, INVESCO and American Century. A new broker-dealer operation also offers benefit plan participants a range of IRA rollover investments and retail brokerage services. In addition, CIGNA offers single premium annuities, both on guaranteed and experience-rated bases, and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     Both defined benefit and defined contribution pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts") of CG Life. The General Account supports both guaranteed and experience-rated contracts. As of December 31, 1996, General Account supported contracts accounted for 47% and 52% of the underlying investments in the defined benefit plans and defined contribution plans, respectively, compared with 52% and 60% as of December 31, 1995.

     Guaranteed contracts comprise single premium annuities and GICs. As of December 31, 1996, guaranteed single premium annuities accounted for $2.8 billion and GICs accounted for $1.5 billion of this segment's General Account assets under management, compared with $3.0 billion and $1.5 billion as of December 31, 1995.

     For 1996, the interest rate on reserves for guaranteed single premium annuities ranged from 3.25% to 12.75%, with a weighted average of 8.65%. The rate of interest credited in 1996 on CIGNA's GICs ranged from 5.45% to 10.00%, with a weighted average rate of 7.25%. CIGNA's single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to the Company's liquidity or capital resources.

     Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to policyholders through credited interest and termination provisions.

     Effective January 1, 1996, credited interest rates for pooled experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by the Company from time to time. Credited interest rates reflect investment income and realized gains and losses. Credited interest rates for 1996 ranged from 6.00% to 9.00%, with a weighted average rate of 6.75%.

     The termination provisions of $3.9 billion, or 100%, of the Company's liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $3.5 billion, or 36%, of the Company's liability for experience-rated defined contribution contracts supported by the General Account, provide the policyholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments. Under the market value option, the Company determines the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate assumed is based on current market interest rates. Under the installment option, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula designed to pass investment gains and losses (reflecting non-accruals and impairments) through to policyholders.

     The termination provisions of $6.4 billion, or 64%, of the Company's liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at policyholder termination. Under certain circumstances, payout of book value is subject to deferral and the rate of interest credited during the deferral period may be reduced for the recovery of investment losses (including non-accruals and impairments).

     The Separate Accounts allow customers the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, mutual funds (managed by third-party managers) and short-term securities. As of December 31, 1996, Separate Account investments accounted for 53% and 48% of the underlying investments in defined benefit and defined contribution plans, compared with 48% and 40% as of December 31, 1995. As of December 31, 1996, approximately $14.9 billion, or 77%, of the assets in the Separate Accounts support experience-rated contracts under which the risks and benefits of investment performance generally accrue to the customers, compared to approximately $11.5 billion, or 73% of assets as of December 31, 1995.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 1996 and 1995, the amount of minimum benefit guarantees under these contracts was $4.5 billion and $4.3 billion, respectively. Reserves in addition to the Separate Account liabilities are established when CIGNA believes a payment will be required under one of these guarantees. For additional information, see Note 19 to CIGNA's 1996 Financial Statements included in its Annual Report.

     CIGNA monitors contract termination experience on an ongoing basis. Of those assets subject to withdrawal, persistency for 1996 was 92% compared with 93% for 1995 and 1994.

                                  Distribution

     CIGNA's retirement products and services are distributed primarily through salaried retirement plan specialists, independent insurance agents and brokers, pension plan consultants, investment advisors and other service providers. As of December 31, 1996, the sales organization consisted of 65 retirement plan specialists and sales associates and 87 client service representatives and administrative personnel located in offices across the United States. In addition, a new broker-dealer operation also offers benefit plan participants a range of IRA rollover investments and retail brokerage services.

                              Pricing and Reserves

     CIGNA establishes reserves for experience-rated contracts in an amount equivalent to the contractholder funds on deposit with it, including, for non-pooled contracts, liability for estimated experience refunds based upon the results of each contract. Profitability on these contracts is based primarily on margins included in charges for investment and administrative services and risk assumption. Premiums and fees for annuity products are based on assumptions as to mortality experience, investment returns, expenses and target profit margins. For guaranteed-cost contracts, the reserve established is the present value of expected future obligations based on the same assumptions, with a margin for adverse deviation. Profitability on guaranteed-cost contracts is affected by the degree to which future experience deviates from these assumptions.

                                  Competition

     The retirement plan marketplace is highly competitive. CIGNA's competitors include mutual funds, other insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance and insurer financial strength as indicated by ratings issued by nationally recognized agencies. For more information concerning insurance ratings, see "Ratings" on pages 34 to 36. Business growth, as measured by assets under management, has been and is expected to continue to be constrained, as a result of decisions by retirement plan sponsors to diversify assets and fund management, and lack of growth in the defined benefit market resulting from customers' preference for defined contribution products.

     The largest single retirement plan manager holds less than a 5% market share, as measured by assets under management. According to a survey published in "Pensions & Investments," CIGNA ranked 3rd among insurers, and 17th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

E. Individual Financial Services

                         Principal Products and Markets

     CIGNA's Individual Financial Services businesses market a broad range of insurance and investment products and services to individuals and corporations. They also assume reinsurance of certain risks under policies written by other insurance companies.

     The following table sets forth the net earned premiums and fees and deposits for this segment.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
        Premiums and Fees:
          Life..............................................  $  590   $  585   $  568
          Health............................................      59       56       55
          Reinsurance.......................................     293      240      201
                                                              ------   ------   ------
             Total premiums and fees........................  $  942   $  881   $  824
                                                              ======   ======   ======
        Deposits:
          Life..............................................  $1,407   $2,351   $2,349
          Annuity...........................................     644      849      659
                                                              ------   ------   ------
             Total deposits.................................  $2,051   $3,200   $3,008
                                                              ======   ======   ======

     The following table provides data on sales of new policies and additions to existing policies, terminations and life insurance in force for this segment, including assumed reinsurance, and reinsurance ceded to other companies.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1996          1995          1994
                                                              --------      --------      --------
                                                               (DOLLAR AMOUNTS IN MILLIONS EXCEPT
                                                                 AVERAGE SIZE POLICY IN FORCE)
        In force, beginning of the year..................     $108,536      $ 93,327      $ 81,273
                                                              --------      --------      --------
          Sales and Additions(1):
            Permanent....................................        5,445        18,186        15,248
            Term.........................................        3,655         3,896         4,291
                                                              --------      --------      --------
          Total..........................................        9,100        22,082        19,539
                                                              --------      --------      --------
          Less Terminations:
            Surrenders and conversions...................        4,044         1,625         2,068
            Lapses.......................................        2,744         2,962         3,226
            Decrease in coverage.........................        1,190         1,700         1,549
            Other........................................          548           586           642
                                                              --------      --------      --------
          Total..........................................        8,526         6,873         7,485
                                                              --------      --------      --------
        In force, end of the year:
          Permanent......................................       89,725        88,656        73,028
          Term...........................................       19,385        19,880        20,299
                                                              --------      --------      --------
            Total(2).....................................     $109,110      $108,536      $ 93,327
                                                              =========     =========     =========
        Reinsurance ceded included above.................     $ 41,251      $ 24,754      $ 15,664
                                                              =========     =========     =========
        Number of policies in force:
          Participating..................................      139,739       149,639       113,382
          Non-participating..............................      391,896       392,507       393,818
                                                              --------      --------      --------
            Total........................................      531,635       542,146       507,200
                                                              =========     =========     =========
        Average size policy in force:

        By type:
          Participating..................................     $270,806      $269,450      $256,491
                                                              =========     =========     =========
          Non-participating..............................     $181,853      $173,799      $163,136
                                                              =========     =========     =========

        By division:
          CIGNA Individual Insurance.....................     $227,324      $215,717      $195,636
                                                              =========     =========     =========
          CIGNA Reinsurance: Life, Accident, Health......     $127,236      $140,254      $142,978
                                                              =========     =========     =========

        By segment:
          Individual Financial Services..................     $205,234      $200,200      $184,005
                                                              =========     =========     =========

---------------

(1) For 1996, all sales and additions were non-participating. For 1995 and 1994, $11 billion and $10 billion of sales and additions, respectively, were participating, with the remainder non-participating. For 1996, 1995 and 1994, sales and additions included assumed reinsurance of $1.9 billion, $2.5 billion and $3.3 billion, respectively.

(2) For 1996, 1995 and 1994, total life insurance in force for this segment included assumed reinsurance of approximately $15.0 billion, $16.4 billion and $16.6 billion, respectively.

Individual Products

     CIGNA's individual insurance products include permanent and term life insurance, annuities and disability insurance. Term life insurance provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Permanent life insurance, offered on a participating or non-participating basis, provides coverage that does not expire after a term of years and builds a cash value that may equal the full policy amount if the insured is alive on the policy maturity date. In participating insurance, policyholders directly participate in policy earnings through dividends. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in the policyholder's future premium payments.

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

     CIGNA offers both fixed and variable annuity products. Fixed annuities accumulate value at a fixed rate of interest on the invested payments. Variable annuities accumulate value at levels determined by the contractholder's allocation of payments among a portfolio of mutual funds and fixed rate accounts and the underlying investment performance of the selected funds (less applicable expense and contract charges). Annuity sales totaled approximately $645 million in 1996 and $850 million in 1995. CIGNA also markets a number of individual investment products (including mutual funds) and fee-based financial planning services.

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

     In August 1996, Congress passed tax legislation that has affected premium and earnings growth of COLI business on which policy loans are outstanding, including participating COLI universal life business. The legislation phases out the interest deduction for corporate-owned life insurance policy loans through 1998 and eliminates it thereafter. The effect of this legislation on the income of the Individual Financial Services segment is not expected to be material through 1998. Beginning in 1999, the effect of this legislation is uncertain; however, it could have a material adverse effect on the segment's income. The effect of this legislation is not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition. For additional information on the impact of the legislation, see page 11 of the MD&A section of CIGNA's Annual Report.

     During 1995 and 1994, the face amount of new sales (as shown in the preceding table) included participating COLI universal life business on which policy loans were outstanding of approximately $11 billion and $10 billion, respectively. There were no new sales of this product in 1996. Changes in permanent sales and in force, surrenders and conversions, reinsurance ceded, and the number and average size of participating policies are primarily attributable to COLI.

     As of December 31, 1996 and 1995, approximately 60% and 57%, respectively, of CIGNA's individual life insurance in force was non-participating permanent, which includes interest-sensitive products such as universal life.

     Interest credited on whole life products is equal to or above a minimum guaranteed rate. For interest-sensitive products, credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on interest-sensitive products for 1996 ranged from 5.0% to 9.2%, with a weighted average rate of 6.9%.

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

     Most life insurance products sold to individuals have surrender charges to recover policy acquisition costs and to encourage persistency. Persistency for these products was approximately 95% in 1996, 1995 and 1994.

Reinsurance Products

     Reinsurance products sold through this segment include coverages for part or all of the risks under policies written by other insurance companies for group life and health; individual life, health and annuity; and special risks, such as personal accident, catastrophe and workers' compensation coverages. The principal markets for these products are individual and group life, accident and health insurers; special risk and workers' compensation units of property-casualty insurers; companies that offer immediate and deferred annuities; health care providers; managing general underwriters of health care; and self-insured employers.

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

                                  Distribution

     As of December 31, 1996, CIGNA sold individual insurance products primarily through approximately 600 full-time career agents and through independent agents and brokers. Corporate-owned life insurance products are sold primarily through a limited number of brokers. Investment products are sold through the career agents, who are also registered representatives of a CIGNA broker-dealer. Annuities are distributed through stockbrokers and banks as well as through the career agents.

     Reinsurance products are sold principally in the United States, Canada, Europe, Asia and Latin America through a small sales force and through domestic and foreign intermediaries.

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

     For individual traditional and variable premium life insurance, disability insurance and annuities, and for individual life and health reinsurance in force, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums. For universal life insurance and deferred annuities, CIGNA establishes reserves for deposits received and interest credited to the policyholder, less mortality and administrative charges assessed against the policyholder's fund balance. In addition, for all individual and reinsurance products, CIGNA establishes loss reserves for claims received but not yet paid, based on the amount of the claim received, and for losses incurred but not reported, based on prior claim experience.

     CIGNA maintains a variety of ceded reinsurance agreements with non-affiliated insurers to limit its exposure to large life, accident and health losses and to multiple losses arising out of a single occurrence. Although such reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount of reinsurance ceded, provided that reinsurers are able to meet their obligations.

                                  Competition

     The individual insurance, annuity and investment businesses are highly competitive. No one competitor or small number of competitors dominates. More than 1,000 domestic life insurance companies may offer one or more individual insurance and annuity products, and approximately 40 companies may offer one or more reinsurance products, similar to those offered by CIGNA. In addition, some of CIGNA's individual financial businesses compete with non-insurance organizations, including commercial and savings banks, investment advisory services, investment companies and securities brokers. Competition focuses on product, service, price, distribution method and the financial strength of the insurer as indicated by ratings issued by nationally recognized agencies. For more information concerning insurance ratings, see "Ratings" on pages 34 to 36. CIGNA has benefited competitively from CG Life's financial strength and stability and from the quality of its distribution systems.

     The corporate-owned life insurance marketplace is also highly competitive. The Company principally competes with approximately half of the 25 largest domestic life insurance companies that may offer one or more corporate-owned life insurance products. Competition in this market focuses primarily on product design, underwriting, price, administrative servicing capabilities and insurer financial strength, as indicated by ratings issued by nationally recognized agencies.

     Based on information published by A.M. Best, CG Life was the 5th largest U.S. individual life insurer in terms of direct premiums.

F. Property and Casualty

     CIGNA's Property and Casualty segment consists of domestic, international and run-off operations. Each of these operations is discussed below.

Domestic Operations
                         Principal Products and Markets

     The domestic operations had approximately 38% of total earned premiums and fees for this segment during 1996. The domestic operations have become over the past several years a specialist property and casualty organization. In doing so, they have reunderwritten much of the business and focused on lines of business that have contributed to improved operating results. The table on page 20 lists the principal product lines of the domestic operations and their associated earned premiums and fees, and the table on page 21 shows their underwriting results and combined ratios.

     These operations are organized into three units: Special Risk Facilities, Specialty Insurance Services and Commercial Insurance Services. Special Risk Facilities provides multi-line and mono-line coverages to large-risk property and casualty customers. It focuses on loss sensitive casualty coverages, including workers' compensation, commercial auto and general liability programs for customers willing to retain significant risk and implement alternative risk financing programs. It also focuses on large, complex property coverages for petroleum, utility, independent power and industrial companies, as well as general property coverages. Special Risk Facilities also markets loss control, risk information and claims services to large corporate customers on a fee-for-service basis.

     Specialty Insurance Services provides insurance products and related services designed to meet the needs of businesses, groups and individuals with specialized insurance needs that require sophisticated underwriting and risk management expertise. Targeted markets include aviation, recreational and ocean marine, financial institutions, agribusiness, excess casualty and other programs in which specialist agents and brokers share underwriting and processing expertise with the division.

     Commercial Insurance Services provides insurance and related services to customers in the standard insurance market, with an emphasis on customers interested in total loss cost containment. It targets individual commercial risks and seeks to increase production of group business through affinity groups, associations and national broker blocks of business. Commercial Insurance Services seeks to increase writings of inland marine and workers' compensation business that involves standard risk transfer in states with favorable regulatory climates.

     Regulatory authorities require the participation of CIGNA's domestic property and casualty subsidiaries in various joint underwriting authorities, pools and other arrangements, including workers' compensation pools, created to provide insurance coverage to the residual market. These subsidiaries also participate in voluntary underwriting associations and syndicates.

                                  Competition

     The principal competitive factors that affect the domestic operations are pricing, underwriting, producer relations, quality of claims and policyholder services, operating efficiencies and product differentiation and availability. Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a competitive factor. In early 1996, A.M. Best affirmed the A- ("excellent") rating for the domestic operations. For more information concerning insurance ratings, see "Ratings" on pages 34 to 36.

     Competition, particularly over price, has intensified because of increased capacity in the market resulting from growth in capital supporting the industry. In the highly competitive environment of the past several years, the domestic operations reduced their premium volume in some lines rather than maintain business at inadequate prices, resulting in a decline in market share.

     The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules for domestic property and casualty companies. The property and casualty subsidiaries of CIGNA's ongoing domestic operations were adequately capitalized under the rules as of December 31, 1996. Additional information is contained on pages 32 and 33.

     The domestic operations pursue a specialist strategy and focus on those market segments where they can compete effectively based on service levels and product design and achieve an adequate level of profitability. They benefit from experienced claims handling, loss control and risk management staffs with proven expertise in specialty fields, including large risk, ocean and recreational marine, and workers' compensation. A competitive strength of all of the domestic units, especially Special Risk Facilities, is the ability to deliver global products and coverages to large risk customers in concert with the international operations. In 1996, Special Risk Facilities increased its competitive advantages by beginning to provide with X.L. Insurance Company, Ltd. multi-year, multi-line insurance packages for complex international and domestic risks.

     Property and casualty insurance can be obtained in the United States through national and regional companies that use an agency distribution system, direct writers (that may have an employed agency force) and brokers. Some potential customers elect to self-insure, which in the case of many corporations involves the use of subsidiary captive insurers. Over 3,000 companies compete for property and casualty business in the United States and no single company or group of affiliated companies is dominant. In 1996 and 1995, CIGNA's domestic property and casualty statutory net written premiums amounted to approximately 0.6% and 0.7%, respectively, of the total market.

     Based on information published by A.M. Best, CIGNA's domestic property and casualty insurance subsidiaries rank 20th in annual net premiums written for commercial coverages. They are the 12th largest U.S. writer of commercial multiperil coverages, 14th of workers' compensation, 31st of commercial auto coverages, fourth of ocean marine, 15th of inland marine and first of aviation.

                                  Distribution

     Special Risk Facilities writes business mainly through regional, national and global brokers. Specialty Insurance Services and Commercial Insurance Services write business through independent agents and brokers. Specialty Insurance Services also markets its business through alternate distribution channels, including financing companies and managing general agents.

     The following table shows the geographic distribution of GAAP net earned premiums and fees for the domestic operations' products.

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                  1996                 1995
                                                             ---------------      ---------------
                                                                 (DOLLAR AMOUNTS IN MILLIONS)
  California............................................     $  219       13%     $  238       14%
  New York..............................................        137        8         162        9
  Texas.................................................        112        7         127        7
  Florida...............................................         99        6         103        6
  Pennsylvania..........................................         89        5         105        6
  New Jersey............................................         85        5         152        9
  Illinois..............................................         51        3          63        4
  Massachusetts.........................................         49        3          60        3
  North Carolina........................................         49        3          46        2
  Connecticut...........................................         47        3          40        2
  Wisconsin.............................................         38        2          30        2
  All other.............................................        695       42         623       36
                                                             ------      ---      ------      ---
     Total Domestic.....................................     $1,670      100%     $1,749      100%
                                                             ======      ===      ======      ===

---------------

For 1996 and 1995, earned premiums and fees were substantially the same as written premiums.

International Operations

                         Principal Products and Markets

     CIGNA's international operations provide insurance coverages and services outside the United States through three business units: property and casualty; individual life and accident and health; and group and employee benefits. The international operations produced approximately 58% of total earned premiums and fees for the Property and Casualty segment during 1996.

     The international property and casualty operations are a specialist insurance organization offering capacity and technical expertise in the underwriting of large and unique risks for targeted commercial customer segments. Its property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The division also designs and implements risk financing alternatives for customers whose approach to risk management includes some form of self insurance.

     The international individual life and accident and health insurance operations provide products that are designed to meet the insurance, savings and investment needs of consumers outside of U.S. insurance markets. Life and accident and health insurance is provided to individuals and groups. Traditional life insurance products include term, whole life, endowment and products with variable investment return. Supplemental products include accidental death, medical, hospital indemnity and income protection coverages.

     The international group and employee benefit operations provide government-mandated medical benefits in some markets and offer an alternative or supplement to governmental programs in others. To meet the needs of the group market, life and medical insurance products are provided through group and employee benefit programs providing employers with benefit options for their employees.

     In 1996, the international operations formed several joint ventures in developing markets where it already had a presence. These ventures, which are principally with major, local financial institutions, are intended to accelerate penetration into these markets. The international operations have also established representative offices in selected emerging markets to facilitate the development of profitable business opportunities.

     CIGNA's international operations are diversified by line of business and geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. Centrally controlled internal reinsurance mechanisms facilitate appropriate risk transfer and efficient, cost effective use of external reinsurance markets.

     CIGNA reduces exposure to economic loss arising from foreign exchange in its international operations by maintaining invested assets abroad in the same currency as the related liabilities. For information on the effect of foreign exchange exposure, see page 13 of the MD&A section and Notes 2(Q) and 18 to CIGNA's 1996 Financial Statements included in its Annual Report.

                                  Competition

     The principal competitive factors that affect the international operations are underwriting and pricing, relative operating efficiency, product differentiation, producer relations and the quality of claims and policyholder services. Perception of financial strength, as reflected in the ratings assigned to an insurance company, is also a competitive factor. For example, in 1996, Standard & Poor's assigned a rating of "A" to CIGNA Insurance Company of Europe, S.A., N.V., which produced approximately 24% of the international operations' 1996 written premiums.

     Maintaining strict underwriting discipline is reflected in loss and combined ratios for the international operations. The combined ratio is shown in the table on page 21. The operations' global network and breadth of insurance and benefit programs assisting individuals and business organizations in meeting their risk management objectives provide competitive advantages.

     Based on revenues, the international operations are the second largest U.S.-based provider of foreign insurance products and services. Across all lines of business, the operations' primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the individual life and accident and health lines of business, locally-based competitors include financial institutions and bank-owned insurance subsidiaries.

                                  Distribution

     The international operations maintain a sales or operational presence in over 45 jurisdictions. The following table shows the geographic distribution of GAAP net earned premiums and fees for the operations' insurance products, which are sold through branches and subsidiaries of CIGNA entities in all of the world's major insurance markets:

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                   1996                  1995
                                                             ----------------      ----------------
                                                                  (DOLLAR AMOUNTS IN MILLIONS)
  Japan.................................................     $1,042        41%     $1,134        42%
  United Kingdom........................................        387        15         439        16
  Continental Europe....................................        363        14         374        14
  Americas..............................................        299        12         324        12
  Other Pacific.........................................        310        12         288        10
  All other.............................................        167         6         157         6
                                                             ------       ---      ------       ---
     Total International................................     $2,568       100%     $2,716       100%
                                                             ======       ===      ======       ===

---------------

For 1996 and 1995, earned premiums and fees were substantially the same as written premiums.

     International property and casualty business is generally written, on both a direct and assumed basis, through major international and local brokers. Individual life and accident and health products are distributed through agents, financial institutions and various direct marketing channels. Group and employee benefit programs are sold on a direct basis, as well as through brokers and agents.

Run-off Operations

     Effective December 31, 1995, the Insurance Commissioner of Pennsylvania (the "Commissioner") approved a restructuring of CIGNA's domestic property and casualty businesses into two separate operations, ongoing and run-off. The run-off operations, which do not actively sell insurance products, manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. For additional information on the restructuring, see Note 16 to CIGNA's 1996 Financial Statements included in its Annual Report.

     Certain competitors and policyholders of CIGNA are challenging the Commissioner's action. In March 1997, the Commonwealth Court of Pennsylvania ruled on certain procedural issues, including that the competitors lack standing in the matter and that certain issues be remanded to the Insurance Department for further proceedings. The ruling will be appealed. Pending appeal, the Insurance Department has confirmed that CIGNA's restructuring remains in place. Although CIGNA expects the matter to be involved in litigation for some time, it expects to ultimately prevail.

     The risk-based capital ratios of the subsidiaries in the run-off operations are at the mandatory control level, as described on page 33. However, because the Commissioner determined that these subsidiaries have sufficient assets to meet their obligations, they are running off their liabilities consistent with the terms of an Order by the Commissioner, which include periodic reporting obligations to the Pennsylvania Insurance Department.

                        Pricing and Underwriting Results

     CIGNA's property and casualty insurance subsidiaries provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses, commissions to agents or brokers, other operating expenses and policyholders' dividends, underwriting profits are realized. The "combined ratio" is a frequently used measure of property and casualty underwriting performance. On a GAAP basis, this ratio is the sum of (i) the ratio of incurred losses and associated loss expenses to earned premiums (the "loss and loss expense ratio"), (ii) the ratio of expenses incurred for sales commissions, premium taxes, administrative and other operating expenses to earned premiums (the "expense ratio") and (iii) the ratio of policyholders' dividends to earned premiums (the "policyholder dividend ratio"), each of these three ratios being expressed as a percentage. When the combined ratio is over 100%, underwriting results are not profitable. The GAAP combined ratios for CIGNA's property and casualty product lines and total property and casualty operations are shown in the table on page 21.

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

     The following table sets forth GAAP net earned premiums and fees for the operations of this segment for the year ended December 31.

                                                                  PRO FORMA
                                            1996(1)                1995(1)                    1994(1)
                                      --------------------     ----------------     ---------------------------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
Premiums and Fees/Percent of Total
  Premiums and Fees:
  Domestic:
    Workers' compensation.........    $  380           8%      $  470        10%
    Commercial packages...........       228           5          274         6
    Casualty......................       298           7          263         6
    Property......................       382           9          311         7
    Marine and aviation...........       258           6          237         5
    Homeowners....................        72           2           78         2
    Other.........................        52           1          116         2
                                      -------      -----       -------    -----
      Total Domestic Ongoing......     1,670          38        1,749        38
      Total Domestic -- pre-
         restructuring............                                                       $ 2,650             53%
  International:
    Accident and health...........       647          15          626        14              528             10
    Property......................       484          11          515        11              441              9
    Casualty......................       264           6          252         5              231              4
    Auto..........................       207           5          244         5              233              5
    Marine........................       143           3          151         3              152              3
    Other.........................        12          --           17         1               12             --
                                      -------      -----       -------    -----          -------          -----
      Subtotal....................     1,757          40        1,805        39            1,597             31
  International life and health...       812          18          911        19              796             16
                                      -------      -----       -------    -----          -------          -----
  Total International Ongoing.....     2,569          58        2,716        58            2,393             47
                                      -------      -----       -------    -----
  Total Ongoing Operations........     4,239          96        4,465        96
  Run-off operations..............       159           4          175         4
                                      -------      -----       -------    -----          -------          -----
         Total Premiums and
           Fees...................    $4,398         100%      $4,640       100%         $ 5,043            100%
                                      =======      =====       =======    =====          =======          =====

---------------
(1) CIGNA's domestic property and casualty operations were restructured into ongoing and run-off operations effective December 31, 1995. Amounts shown for the Property and Casualty segment's ongoing and run-off operations for 1995 are reported on a pro forma basis as though the restructuring was in place at the beginning of 1995. These pro forma results are not necessarily indicative of the results that would have been reported had the restructuring actually occurred as of January 1, 1995. Information for the Property and Casualty segment on a pro forma basis is not available prior to 1995. Consolidated Property and Casualty segment amounts, including International, did not change as a result of the restructuring.

     The following table sets forth GAAP underwriting results, combined ratios and net investment income for the operations of this segment for the year ended December 31.

                                                                         PRO FORMA
                                                    1996(1)               1995(1)                1994(1)
                                              --------------------    ----------------   ------------------------
                                                                 (DOLLAR AMOUNTS IN MILLIONS)
Underwriting Gain (Loss)/Combined Ratios:
  Domestic:
    Workers' compensation...................  $   (22)     105.7%     $  (130)   127.7%
    Commercial packages.....................      (37)     116.3          (54)   119.6
    Casualty................................      (48)     116.2          (59)   122.5
    Property................................      (43)     111.3          (20)   106.4
    Marine and aviation.....................        5       97.9           35     85.1
    Homeowners..............................      (23)     132.4          (12)   115.4
    Other...................................       (5)     109.1          (15)   113.5
                                              -------                 -------
      Total Domestic Ongoing................     (173)     110.4         (255)   114.6
                                                           =====                 =====
      Total Domestic -- pre-restructuring...                                                 $(1,047)       139.5%
                                                                                                            =====
  International:
    Accident and health.....................       57       91.2           41     93.4            40         92.4
    Property................................       68       86.0           73     85.8             1         99.9
    Casualty................................       24       91.0           15     93.8            --         99.9
    Auto....................................       (5)     102.5           (6)   102.4           (12)       105.2
    Marine..................................      (10)     106.6            1     99.7             3         98.3
    Other...................................      (14)     214.2          (16)   192.7            --         94.8
                                              -------                 -------                -------
      Total International Ongoing...........      120       93.2          108     94.0            32         98.0
                                                           =====                 =====                      =====
                                              -------                 -------
  Total Ongoing operations..................      (53)     101.6         (147)   104.1
                                                           =====                 =====
  Run-off operations........................     (317)                 (1,512)
                                              -------                 -------                -------
  Total underwriting loss after
    policyholders'dividends.................  $  (370)                $(1,659)               $(1,015)
                                              =======                 =======                =======
             Before Policyholders'
               Dividends....................  $  (339)                $(1,604)               $  (925)
                                              =======                 =======                =======

Net investment income, pre-tax:
  Domestic..................................  $   259                 $   240
  Domestic -- pre-restructuring.............                                                 $   549
  International.............................      243                     268                    207
  Run-off...................................      302                     286
                                              -------                 -------                -------
      Total.................................  $   804                 $   794                $   756
                                              =======                 =======                =======

---------------
(1) CIGNA's domestic property and casualty operations were restructured into ongoing and run-off operations effective December 31, 1995. Amounts shown for the Property and Casualty segment's ongoing and run-off operations for 1995 are reported on a pro forma basis as though the restructuring was in place at the beginning of 1995. These pro forma results are not necessarily indicative of the results that would have been reported had the restructuring actually occurred as of January 1, 1995. Information for the Property and Casualty segment on a pro forma basis is not available prior to 1995. Consolidated Property and Casualty segment amounts, including International, did not change as a result of the restructuring.

                               Ceded Reinsurance

     To protect against losses greater than the amount that it is willing to retain on any one risk or event, CIGNA purchases reinsurance from unaffiliated insurance companies. Beginning in 1997, the Company is revising the reinsurance program for the domestic operations and, as a result, expects to have higher premium retention with little or no increase in earnings volatility. Although reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount ceded, and thus will be limited to the amount of risk retained, provided that reinsurers meet their obligations.

     The Company is not substantially dependent upon any single reinsurer. The Company's largest aggregation of domestic and international reinsurance recoverables as of December 31, 1996 and 1995, at approximately 7% and 8%, respectively, was with more than 100 syndicates affiliated with Lloyd's of London. Approximately 26% of CIGNA's reinsurance recoverables as of December 31, 1996 relate to pools and captives, under which CIGNA's assets are generally protected through future industry assessments or by some form of collateral. In addition, 16% relate to international direct and reinsurance operations (excluding recoverables with Lloyd's noted above) for which an independent rating agency evaluation is typically not available. Of the remaining recoverables, which relate primarily to domestic ongoing and run-off operations, 86% relate to individual reinsurers that carry a very good or higher financial rating from an independent rating agency. A significant portion of the international and remaining domestic recoverables is due from reinsurers that continue to meet CIGNA's internal security standards and selection criteria, as described in the following paragraph.

     The collectibility of reinsurance is largely a function of the solvency of reinsurers. CIGNA cedes risk to reinsurers that meet certain financial security standards. It relies on independent ratings of reinsurers, when available, and otherwise examines its reinsurers' financial performance and reserve adequacy. When deemed appropriate, CIGNA seeks collateral from reinsurers; reassumes, in return for a settlement, risks for which it had previously purchased reinsurance; and establishes allowances for potentially unrecoverable reinsurance. CIGNA's allowance for unrecoverable reinsurance was $711 million and $700 million at December 31, 1996 and 1995, respectively.

     Reinsurance disputes can delay recovery of reinsurance and, in some cases, affect its collectibility. Reinsurance disputes have increased in recent years, particularly on larger and more complex claims such as those related to asbestos and London reinsurance market exposures. Reinsurance disputes may increase in the future, and are likely to include disputes related to environmental pollution claims.

     As of December 31, 1996, approximately 86% of CIGNA's reinsurance recoverable balance related to unpaid reported claims and incurred but not reported claims, and the remaining 14% related to paid losses. The timing and collectibility of reinsurance recoverables have not had, and are not expected to have, a material adverse effect on CIGNA's liquidity.

     For additional information on reinsurance, including on CIGNA's property catastrophe reinsurance program, see page 13 of the MD&A section and Notes 13 and 14 to CIGNA's 1996 Financial Statements included in its Annual Report.

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

     CIGNA continually attempts to improve its loss estimation process by refining its process of analyzing loss development patterns, claims payments and other information, but there remain many reasons for favorable or adverse development of estimated ultimate liabilities. For example, unanticipated changes in worker's compensation and product liability laws have at times significantly affected the ability of insurers to estimate liabilities for unpaid losses and related expenses.

     CIGNA implemented a new methodology for estimating asbestos-related and environmental pollution reserves in the third quarter of 1995, as discussed on page 15 of the MD&A section of CIGNA's Annual Report. CIGNA's reserves for asbestos-related and environmental pollution claims are a reasonable estimate of its liability for these claims, based on currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available.

     Reserving for property and casualty claims continues to be a complex and uncertain process. Because available claims data and other information are rarely definitive, the evaluation of such data's implications with respect to future losses requires the use of informed estimates and judgments. CIGNA's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current law changes. Any such revisions could result in future changes in estimates of losses and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition. In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves.

Prior Year Development

     The adverse pre-tax effects, net of reinsurance, during 1996, 1995 and 1994 on CIGNA's results of operations from insured events of prior years (prior year development) were $177 million, $1.5 billion and $538 million, respectively. Of the prior year loss development during 1995, 81% was attributable to asbestos-related and environmental pollution claims. Prior year development is discussed on pages 15 and 16 of the MD&A section of CIGNA's Annual Report.

     Reserve changes for asbestos-related claims before ("Gross") and after ("Net") the effects of reinsurance were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                    1996              1995             1994
                                               ---------------   ---------------   -------------
                                               GROSS     NET     GROSS     NET     GROSS    NET
                                               ------   ------   ------   ------   -----   -----
                                                                 (IN MILLIONS)
Asbestos Claims:
Beginning reserves...........................  $  749   $  457   $  594   $  281   $ 732   $ 313
Plus incurred claims and claim adjustment
  expenses...................................     115       62      298      255      64      60
Less payments for claims and claim adjustment
  expenses...................................     (93)     (36)    (143)     (79)   (202)    (92)
                                                 ----     ----     ----     ----    ----    ----
Ending reserves..............................  $  771   $  483   $  749   $  457   $ 594   $ 281
                                                 ====     ====     ====     ====    ====    ====

     Total asbestos incurred claims and claim adjustment expenses for 1995 include reserve strengthening of $255 million ($194 million, net of reinsurance) related to CIGNA's comprehensive reserve review completed in the third quarter of 1995.

     Reserve changes for environmental pollution claims before ("Gross") and after ("Net") the effects of reinsurance were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                    1996              1995             1994
                                               ---------------   ---------------   -------------
                                               GROSS     NET     GROSS     NET     GROSS    NET
                                               ------   ------   ------   ------   -----   -----
                                                                 (IN MILLIONS)
Environmental Pollution Claims:
Beginning reserves...........................  $1,665   $1,268   $  707   $  542   $ 593   $ 430
Plus incurred claims and claim adjustment
  expenses...................................      58       32    1,265      955     280     215
Less payments for claims and claim adjustment
  expenses...................................    (231)    (139)    (307)    (229)   (166)   (103)
                                                 ----     ----     ----     ----    ----    ----
Ending reserves..............................  $1,492   $1,161   $1,665   $1,268   $ 707   $ 542
                                                 ====     ====     ====     ====    ====    ====

     Total environmental pollution incurred claims and claim adjustment expenses for 1995 include reserve strengthening of $1.2 billion ($861 million, net of reinsurance) related to CIGNA's comprehensive reserve review completed in the third quarter of 1995.

     Reserves for environmental pollution claims and related incurred expense and payment activity include internal costs to manage claims and disputes with policyholders over insurance coverage issues as well as external litigation-related costs for such disputes. Payments associated with disputed coverage issues will decline in the future, and eventually end, as the disputes or related issues are resolved. The following table excludes the internal costs to manage claims and disputes with policyholders and the external litigation-related costs for such disputes, in order to provide CIGNA's environmental pollution reserves and related activity that more directly relates to indemnity costs and costs to defend policyholders against environmental pollution claims.

                                                             YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      1996              1995             1994
                                                 ---------------   ---------------   ------------
                                                 GROSS     NET     GROSS     NET     GROSS   NET
                                                 ------   ------   ------   ------   -----   ----
                                                                  (IN MILLIONS)
Beginning reserves.............................  $1,468   $1,075   $  558   $  397   $ 444   $285
Plus incurred claims and claim adjustment
  expenses.....................................       5      (15)   1,144      836     207    142
Less payments for claims and claim adjustment
  expenses.....................................    (154)     (68)    (234)    (158)    (93)   (30)
                                                   ----     ----     ----     ----    ----   ----
Ending reserves................................  $1,319   $  992   $1,468   $1,075   $ 558   $397
                                                   ====     ====     ====     ====    ====   ====

     Since the mid-1980s, when CIGNA established a separate unit to handle its asbestos-related and environmental pollution claims, it has followed an aggressive resolution strategy for these claims. When appropriate, it has settled claims with its policyholders, often obtaining full policy releases. While CIGNA believes that its ultimate asbestos-related and environmental pollution exposure has been reduced by this strategy, it also resulted in accelerating the recognition of incurred and paid claims and claim adjustment expenses. A significant portion of the payments shown in the above table for 1995 are due to substantial settlements made pursuant to CIGNA's aggressive resolution strategy. Paid asbestos-related and environmental pollution claims are expected to continue to be significant for the foreseeable future, but will vary depending on the level of settlement activity.

     The principal federal statute that requires cleanup of environmental damage is the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), passed in 1980. It imposes liability on responsible parties, subjecting them to liability for cleanup costs regardless of fault, time period and relative contribution of pollutants. Proposals to change the law's method of assigning responsibility for, or funding, cleanup are pending before Congress. Any such changes could affect the liabilities of policyholders and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, CIGNA is not able to determine what effect, if any, such legislation would have on its results of operations, liquidity or financial condition.

     A reconciliation of total beginning and ending reserve balances of the property and casualty operations for unpaid claims and claim adjustment expenses for the years ended December 31, 1996, 1995 and 1994 is provided in Note 14 to CIGNA's 1996 Financial Statements included in its Annual Report.

     The table on page 26 presents the subsequent development of the estimated year-end property and casualty reserve, net of reinsurance ("net reserve"), for the 10 years prior to 1996. The first section of the table shows the estimated net reserve that was recorded at the end of each of the indicated years for all current and prior year unpaid claims and claim adjustment expenses. The second section shows the cumulative percentages of such previously recorded net reserve paid in succeeding years. The third section shows, as a percentage of such net reserve, the re-estimates of the net reserve made in each succeeding year.

     The cumulative deficiency as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through 1996; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency recognized in 1994 relating to losses incurred in 1987 would be included in the cumulative deficiency amount for the years 1987 through 1993. Yet, the deficiency would be reflected in operating results in 1994 only.

     Conditions and trends that have affected the reserve development reflected in the table are likely to continue to change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development. Historically, asbestos-related and environmental pollution losses had a significant effect on the net cumulative deficiency.

                                                                       YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                     1986    1987    1988    1989    1990     1991     1992     1993     1994     1995     1996
                                    ------  ------  ------  ------  -------  -------  -------  -------  -------  -------  -------
                                                                    (DOLLAR AMOUNTS IN MILLIONS)
Net reserve for unpaid claims and
 claim adjustment expenses......... $8,074  $8,832  $9,414  $9,789  $10,196  $10,272  $10,562  $10,660  $10,635  $11,159  $10,647
                                    ======  ======  ======  ======  =======  =======  =======  =======  =======  =======  =======
Cumulative percentage of net
 reserve paid through:
   One year later..................   30.9%   30.2%   31.1%   34.3%    33.8%    34.0%    28.9%    24.7%    22.5%    19.8%
   Two years later.................   50.0    49.5    52.7    54.3     53.9     53.6     45.9     40.4     37.4
   Three years later...............   65.2    65.7    67.7    69.4     68.6     66.8     58.7     51.8
   Four years later................   78.8    77.0    78.9    80.8     78.9     77.3     67.8
   Five years later................   88.4    84.7    88.0    88.6     86.8     84.6
   Six years later.................   95.1    92.8    94.4    95.4     93.0
   Seven years later...............  102.9    98.5   100.4   100.7
   Eight years later...............  108.3   104.4   105.1
   Nine years later................  114.5   108.7
   Ten years later.................  118.8
Net reserve (percentage)
 re-estimated as of:
   One year later..................  103.3%  102.6%  103.0%  103.1%   103.4%   106.4%   107.5%   105.0%   114.1%   101.6%
   Two years later.................  106.2   105.0   105.8   106.9    107.4    115.4    113.5    119.7    115.6
   Three years later...............  110.0   107.9   109.7   109.6    116.9    122.5    128.2    121.4
   Four years later................  114.8   111.3   112.3   119.5    123.5    138.9    130.1
   Five years later................  118.8   114.0   121.9   125.7    140.1    141.0
   Six years later.................  122.1   123.9   127.9   142.9    142.5
   Seven years later...............  132.5   129.6   144.5   145.0
   Eight years later...............  138.1   146.6   146.4
   Nine years later................  156.7   148.5
   Ten years later.................  158.7

Net cumulative deficiency:          $4,741  $4,281  $4,369  $4,407  $ 4,330  $ 4,216  $ 3,174  $ 2,277  $ 1,661  $   177

Gross reserve--December 31.........                                                   $17,926  $17,764  $16,825  $17,023  $16,482
Less: Reinsurance recoverable......                                                     7,364    7,104    6,190    5,864    5,835
                                                                                      -------  -------  -------  -------  -------
Net reserve--December 31...........                                                   $10,562  $10,660  $10,635  $11,159  $10,647
                                                                                      =======  =======  =======  =======  =======
Gross re-estimated reserve.........                                                   $21,911  $20,361  $18,835  $17,284
Less: Re-estimated reinsurance
 recoverable.......................                                                     8,175    7,424    6,539    5,948
                                                                                      -------  -------  -------  -------
Net re-estimated reserve...........                                                   $13,736  $12,937  $12,296  $11,336
                                                                                      =======  =======  =======  =======
Gross cumulative deficiency........                                                   $ 3,985  $ 2,596  $ 2,009  $   261
                                                                                      =======  =======  =======  =======

     For additional information about gross loss development, amounts ceded to reinsurers and net loss development, see pages 14 through 16 of the MD&A section of CIGNA's Annual Report. On a GAAP basis, which is before the effects of reinsurance, CIGNA's 1996 year-end reserves totaled $16.5 billion. For GAAP purposes, CIGNA's reserves are generally carried at the full value of the estimated liabilities. For state regulatory purposes, reserves are reported in accordance with statutory accounting procedures ("SAP"), which is net of the effects of reinsurance and discounting for certain lines of business, and, on that basis, totaled $9.3 billion.

     The following table reconciles, as of year end, liabilities for unpaid claims and claim adjustment expenses determined in accordance with SAP to those determined in accordance with GAAP:

                                                                                  AS OF DECEMBER 31,
                                                                         ------------------------------------
                                                                           1996          1995          1994
                                                                         --------      --------      --------
                                                                                    (IN MILLIONS)
Statutory reserve for unpaid claims and claim adjustment expenses,
  net of reinsurance................................................     $  9,265      $  9,704      $  9,643
Adjustments:
  Statutory Reinsurance Recoverable.................................        5,465         5,384         5,764
  Discounting of Gross Reserves(1)..................................        1,752         1,935         1,418
                                                                         --------      --------      --------
GAAP reserve for unpaid claims and claim adjustment expenses........       16,482        17,023        16,825
Less GAAP Reinsurance Recoverable...................................        5,835         5,864         6,190
                                                                         --------      --------      --------
GAAP reserve for unpaid claims and claim adjustment expenses,
  net of reinsurance................................................     $ 10,647      $ 11,159      $ 10,635
                                                                         ========      ========      ========

---------------

(1) Primarily for workers' compensation reserves and, beginning in 1995, certain asbestos-related and environmental pollution reserves. For SAP purposes, these reserves are discounted at 6%.

G. Investments and Investment Income

     CIGNA's investment operations primarily provide investment management and related services in the United States and certain other countries for CIGNA's corporate and insurance-related invested assets. In addition, the investment operations provide fee-based investment management and advisory services to large group pension plan sponsors, institutions, international investors and other clients. CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and leveraged capital funds.

     CIGNA's assets under management at year-end 1996 totaled $82.9 billion, comprising CIGNA corporate and insurance-related invested assets ("invested assets") of $56.5 billion and advisory portfolio assets of $26.4 billion. Advisory portfolio assets included $22.6 billion in Separate Accounts of CIGNA's life insurance subsidiaries. CIGNA's investment operations manage 100% of the invested assets and 55% of the advisory portfolios. Use of outside investment managers has increased, most significantly in retirement accounts where asset allocations have shifted in part from fixed income investments in CIGNA's General Account to equity securities in non-CIGNA managed advisory portfolios. For additional information about the General Account and the Separate Accounts, see "Employee Retirement and Savings Benefits--Principal Products and Markets" beginning on page 8.

     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities and redeemable preferred stocks. Asset-backed securities are primarily mortgage-backed securities and secondarily other asset-backed securities. Mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds. For additional information about CMOs, see Note 4(A) to CIGNA's 1996 Financial Statements included in its Annual Report.

     The major portfolios under management in CIGNA's General Account consist of the combined assets of the Employee Life and Health Benefits, Employee Retirement and Savings Benefits, and Individual Financial Services segments (collectively, "Employee Benefits and Individual Financial portfolios") and the assets of the Property and Casualty segment. CIGNA generally manages the characteristics of its invested assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 1996 comprised the following: property and casualty 33%, fully guaranteed 12%, experience-rated 24%, interest-sensitive 17%, and other life and health 14%.

     Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements for shorter-term liabilities are met primarily through operating cash flows and shorter-term investments (less than two years) and, to a lesser extent, through publicly traded fixed maturities. For longer-term liabilities, liquidity requirements are met primarily through private and public fixed maturity investments.

     Fully guaranteed products primarily include GICs, single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 1996, the duration of assets and liabilities for GICs, single premium annuities and settlement annuities was approximately 2 years, 8 years and 10 years, respectively.

     CIGNA's experience-rated products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments. Interest-sensitive products primarily include universal life insurance and COLI. Invested assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

     Other life and health products consist of various group and individual life and health products. The supporting invested assets are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short-term investments and common stocks.

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

     CIGNA's fixed maturity investments, including policyholder share, as of December 31, 1996 constituted approximately 52% of the Employee Benefits and Individual Financial portfolios and approximately 92% of the Property and Casualty portfolios, respectively. As of that date, approximately 28% of fixed maturity investments was attributable to experience-rated contracts. CIGNA reduces credit risk for the portfolios as a whole by investing primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the NAIC (for both public and private investments). For information about below investment grade holdings, see page 18 of the MD&A section of CIGNA's Annual Report.

     CIGNA's mortgage loan investments, including policyholder share, constituted approximately 26% of the Employee Benefits and Individual Financial portfolios and less than 1% of the Property and Casualty portfolios as of December 31, 1996. As of that date, approximately 56% of mortgage loan investments was attributable to experience-rated contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of the borrower. Such investments consist primarily of first mortgage loans on commercial properties and are diversified relative to property type, location and borrower. The Company invests in fully completed and substantially leased commercial properties. Virtually all of the Company's mortgage loans are bullet or balloon loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     CIGNA manages properties obtained through foreclosure of mortgage loans until such properties are sold. The Company's general policy is to rehabilitate the foreclosed properties, re-lease them and sell them, which generally takes two to four years, or less if circumstances indicate that an immediate sale is in the best financial interests of the Company or policyholders.

     In connection with its investment strategy, CIGNA's use of derivative instruments is limited to hedging applications to minimize market risk. Derivative instruments are not used for speculative purposes.

     See pages 18 through 21 of the MD&A section and Notes 2, 4 and 5 to CIGNA's 1996 Financial Statements included in its Annual Report for additional information about CIGNA's investments.

             Employee Benefits and Individual Financial Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Employee Benefits and Individual Financial portfolios and the related net investment income from such investments. Approximately 51% of the investments in the Employee Benefits and Individual Financial portfolios is attributable to experience-rated contracts with policyholders.

                                                                                 AS OF DECEMBER 31,
                                                                            -----------------------------
INVESTMENTS                                                                   1996       1995       1994
-----------                                                                 -------    -------    -------
                                                                                    (IN MILLIONS)
Fixed maturities
  Bonds:
    Finance..............................................................   $ 3,522    $ 3,726    $ 3,171
    Consumer products....................................................     2,776      3,102      2,996
    Manufacturing........................................................     2,559      2,747      2,302
    Energy...............................................................     2,598      2,470      2,041
    Public utilities.....................................................     1,476      1,941      1,654
    Transportation.......................................................       933      1,046      1,011
    States, municipalities and political subdivisions....................       440        404        327
    U.S. government and government agencies and authorities..............       364        407        284
    Foreign governments(1)...............................................       158        164        208
    Other................................................................       326        401        334
                                                                            -------    -------    -------
         Total bonds.....................................................    15,152     16,408     14,328
  Asset-backed securities................................................     6,195      5,925      4,827
  Redeemable preferred stocks............................................        13         15         33
                                                                            -------    -------    -------
         Total fixed maturities..........................................    21,360     22,348     19,188
                                                                            -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous.........................................       255        238      1,118
    Public utilities.....................................................        22         23        122
    Banks, trust and insurance companies.................................        32         21        115
                                                                            -------    -------    -------
         Total common stocks.............................................       309        282      1,355
  Non-redeemable preferred stocks........................................         6         11         55
                                                                            -------    -------    -------
         Total equity securities.........................................       315        293      1,410
                                                                            -------    -------    -------
Mortgage loans
  Commercial:
    Retail facilities....................................................     4,544      4,423      3,744
    Office buildings.....................................................     3,546      3,685      3,387
    Apartments...........................................................     1,315      1,281      1,022
    Hotels...............................................................       681        692        662
    Industrial...........................................................       390        399        403
    Other................................................................        94         98        109
                                                                            -------    -------    -------
         Total commercial................................................    10,570     10,578      9,327
  Agricultural...........................................................        35         69         88
                                                                            -------    -------    -------
         Total mortgages.................................................    10,605     10,647      9,415
                                                                            -------    -------    -------
Policy loans.............................................................     7,132      6,925      5,237
Real estate..............................................................     1,010      1,138      1,481
Other long-term investments..............................................       196        202        137
Short-term investments...................................................       501        380        306
                                                                            -------    -------    -------
         Total investments...............................................   $41,119    $41,933    $37,174
                                                                            ========   ========   ========

---------------

See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments. The above amounts do not include Separate Account assets.

(1) Comprises fixed maturities of sovereign foreign governments.

                                                                               YEAR ENDED DECEMBER 31,
                                                                            -----------------------------
NET INVESTMENT INCOME                                                         1996       1995       1994
---------------------                                                       -------    -------    -------
                                                                            (DOLLAR AMOUNTS IN MILLIONS)
Fixed maturities.........................................................   $1,686     $1,706     $1,649
Equity securities........................................................        5         34         55
Mortgage loans...........................................................      951        894        839
Policy loans.............................................................      548        499        365
Real estate..............................................................      184        272        284
Other investments........................................................       75        117         63
                                                                            -------    -------    -------
         Total...........................................................    3,449      3,522      3,255
Less investment expenses.................................................      163        258        277
                                                                            -------    -------    -------
Net investment income, pre-tax...........................................   $3,286     $3,264     $2,978
                                                                            ========   ========   ========
Net investment yield(1)..................................................     8.40%      8.66%      8.44%
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

                                                                                 AS OF DECEMBER 31,
                                                                            -----------------------------
                               INVESTMENTS                                   1996       1995       1994
-------------------------------------------------------------------------   -------    -------    -------
                                                                            (IN MILLIONS)
Fixed maturities
  Bonds:
    Foreign governments(1)...............................................   $ 2,256    $ 2,343    $ 1,757
    Finance..............................................................     1,484      1,655      1,700
    States, municipalities and political subdivisions....................     1,300      1,373      1,266
    Public utilities.....................................................       945        906        682
    Energy...............................................................       936        835        547
    U.S. government and government agencies and authorities..............       479        687        802
    Consumer products....................................................       749        679        381
    Manufacturing........................................................       715        627        353
    Transportation.......................................................       368        310        139
    Other................................................................       295        240        644
                                                                            -------    -------    -------
      Total bonds........................................................     9,527      9,655      8,271
  Asset-backed securities................................................     1,894      1,921      1,716
  Redeemable preferred stocks............................................         3          4         11
                                                                            -------    -------    -------
      Total fixed maturities.............................................    11,424     11,580      9,998
                                                                            -------    -------    -------
Equity securities
  Common stocks:
    Industrial and miscellaneous.........................................       268        271        333
    Banks, trust and insurance companies.................................        85         53         45
    Public utilities.....................................................        29         13          3
                                                                            -------    -------    -------
      Total common stocks................................................       382        337        381
  Non-redeemable preferred stocks........................................         1         16          8
                                                                            -------    -------    -------
      Total equity securities............................................       383        353        389
                                                                            -------    -------    -------
Other long-term investments..............................................       237        320        693
Short-term investments...................................................       368        209        342
                                                                            -------    -------    -------
      Total investments..................................................   $12,412    $12,462    $11,422
                                                                            ========   ========   ========

------------

See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments.

(1) Comprises fixed maturities of sovereign foreign governments.

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
NET INVESTMENT INCOME                                                        1996       1995       1994
---------------------                                                       ------     ------     ------
                                                                                 (DOLLAR AMOUNTS IN
                                                                             MILLIONS)
Interest:
    Taxable..............................................................    $ 778      $ 782      $ 726
    Tax-exempt...........................................................       66         70         77
                                                                             -----      -----      -----
         Total...........................................................      844        852        803
Dividends from stocks....................................................       14         11         12
                                                                             -----      -----      -----
Total investment income..................................................      858        863        815
Less investment expenses.................................................       54         69         59
                                                                             -----      -----      -----
Net investment income, pre-tax...........................................    $ 804      $ 794      $ 756
                                                                             =====      =====      =====
Net investment yield(1)..................................................    6.88%      6.93%      6.92%
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

                        Other Investments and Operations

     Invested assets for CIGNA's Other Operations totalled $3.0 billion and $3.3 billion as of December 31, 1996 and 1995. They include fixed maturities, mortgage loans, real estate and investments maturing in less than one year. These assets primarily support the settlement annuity and non-insurance businesses. Net investment income for these investments was $243 million for 1996, $238 million for 1995 and $212 million for 1994.

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

     Most states and the District of Columbia require licensed insurance companies to support guaranty associations, which are organized to pay claims on behalf of insolvent insurance companies. These associations levy assessments on member insurers in a particular state to pay such claims on the basis of their proportionate shares of the lines of business of the insolvent insurer. Maximum assessments permitted by law in any one year generally range from 1% to 2% of annual premiums written by each member in a particular state with respect to the categories of business involved, and may be offset against premium taxes payable in some states. For additional information about guaranty fund assessments, see
Note 19 to CIGNA's 1996 Financial Statements included in its Annual Report.

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

     Four levels of regulatory attention may be triggered if the ratio of adjusted surplus to risk-based capital (the "RBC ratio") is insufficient. If an insurance company's RBC ratio is between 75% and 100%, the "company action level," the company must submit a plan to the regulator detailing corrective action it proposes to undertake. If a company's RBC ratio is between 50% and 75%, the "regulatory action level," the company must also submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period. If a company's RBC ratio is between 35% and 50%, the "authorized control level," the regulatory response is the same as at the "regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer. If the RBC ratio for a company is less than 35%, the "mandatory control level," the regulator must rehabilitate or liquidate the insurer. An insurance commissioner may allow a property and casualty company at the mandatory control level that is writing no business and is running off its existing business to continue its run-off. As of December 31, 1996, CIGNA's life insurance and ongoing domestic property and casualty insurance subsidiaries were adequately capitalized under such rules, and the run-off subsidiaries are running off their liabilities as described on page 19.

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

     Federal and state proposals to reform health care are expected to continue in 1997. Such proposals are discussed on page 7.

     CIGNA's HMOs are subject to regulation and supervision by various government agencies in the states in which they do business. The extent of regulation varies, but most jurisdictions regulate licensing, solvency, contracts and rates. Regulation of these entities also may include standards for quality assurance, minimum levels of benefits that must be offered and requirements for availability and continuity of care. A few states require HMOs to participate in guaranty funds, and several state legislatures have recently considered insolvency and guaranty fund legislation, a trend that is expected to continue. Some of CIGNA's HMOs are also federally qualified and subject to regulation as to benefits, solvency and rates under the federal HMO Act. CIGNA's mental health and substance abuse clinics are licensed by the states in which they operate for quality of treatment.

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

     Depending upon their nature, CIGNA's investment management activities and products with United States contacts are subject to the federal securities laws, ERISA and other federal and state laws governing investment management activities and products. Investments made by United States insurance companies are subject to state insurance laws. Investment management activities and products outside the United States, and investments made by non-United States insurance companies outside the United States, are subject to local regulation. Often, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

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

     As of March 10, 1997, the insurance rating for Life Insurance Company of North America obtained from A.M. Best was A+ ("Superior," 2nd of 15), and the insurance rating for CIGNA Insurance Company of Europe, S.A., N.V. obtained from S&P was A ("Good", 6th of 18). The insurance ratings obtained for CG Life and the domestic property and casualty ongoing and run-off operations were as follows:

                                                       INSURANCE RATINGS(1)
                                      ------------------------------------------------------
                                                                 PROPERTY & CASUALTY
                                          LIFE           -----------------------------------
                                      ------------          ONGOING              RUN-OFF
                                        CG LIFE          OPERATIONS(2)        OPERATIONS(3)
                                      ------------       --------------       --------------
    A.M. Best.......................       A+                  A-                   B+
                                      ("Superior,"       ("Excellent,"        ("Very Good,"
                                       2nd of 15)          4th of 15)         6th of 15)(4)
    Moody's.........................      Aa3                 Baa1                 Ba1
                                      ("Excellent,"       ("Adequate,"        ("Questionable,"
                                       4th of 19)          8th of 19)          11th of 19)
    S&P.............................       AA                 BBB                  BBB
                                      ("Excellent,"       ("Adequate,"         ("Adequate,"
                                       3rd of 18)          9th of 18)           9th of 18)
    Duff & Phelps...................      AAA                  A-                  BBB-
                                      ("Highest,"           ("High,"           ("Adequate,"
                                       1st of 18)          7th of 18)          10th of 18)

---------------

(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the agency's rating scale (e.g., CG Life's rating by A.M. Best Company, Inc. ("A.M. Best") is the 2nd highest rating awarded in its scale of 15).

(2) The rated Ongoing Operations consist of CIGNA's domestic ongoing property and casualty insurance subsidiaries. For further information, see "Domestic Operations" on page 15.

(3) The rated Run-off Operations consist of domestic insurance subsidiaries that manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. For further information, see "Run-off Operations" on page 19.

(4) Although this is the sixth highest rating in the A.M. Best rating scale, it is the second highest rating available for run-off operations.

     Debt ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. The rating scales of the principal agencies that rate CIGNA's senior debt are characterized as follows: Moody's, Aaa to C ("Best" to "Lowest"); S&P, AAA to D ("Extremely Strong" to "Default"); and Duff & Phelps, AAA to DD ("Highest" to "Default"). The commercial paper rating scales for Moody's, S&P, Duff & Phelps and Fitch Investors Service ("Fitch") are as follows: Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime"); S&P, A-1+ to D ("Extremely Strong" to "Default"); Duff & Phelps, D-1+ to D-5 ("Highest" to "Default"); and Fitch F-1+ to D ("Exceptional" to "Default").

     As of March 10, 1997, the debt ratings obtained from the following agencies were as follows:

                                                           DEBT RATINGS(1)
                                                 -----------------------------------
                                                          CIGNA CORPORATION
                                                 -----------------------------------
                                                                       COMMERCIAL
                                                   SENIOR DEBT            PAPER
                                                 ---------------     ---------------
        Moody's................................        A3                Prime-2
                                                 ("Upper-Medium-       ("Strong,"
                                                     grade,"            2nd of 4)
                                                   7th of 19)
        S&P....................................        A-                  A-2
                                                   ("Strong,"        ("Satisfactory,"
                                                   7th of 22)           3rd of 7)
        Duff & Phelps..........................         A                  D-1
                                                  ("Adequate,"        ("Very high,"
                                                   6th of 18)           2nd of 7)
        Fitch..................................     Not rated              F-1
                                                                     ("Very Strong,"
                                                                        2nd of 6)

---------------

(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale.

     The ratings are reviewed routinely by the rating agencies and may be changed at their discretion. In connection with the Healthsource tender offer described on page one, S&P placed CG Life's insurance rating and CIGNA's senior debt rating on credit watch with negative implications, and Duff & Phelps placed CIGNA's senior debt rating and commercial paper rating on rating watch with developing implications.

J. Miscellaneous

     Portions of CIGNA's insurance business are seasonal in nature. Reported claims under group health and certain property and casualty products are generally higher in the first quarter. Sales, particularly of individual life products, are generally lowest in the first quarter and highest in the fourth quarter.

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 1996. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 42,800, 44,700 and 48,600 employees as of December 31, 1996, 1995 and 1994, respectively.

ITEM 2. PROPERTIES

     CIGNA's headquarters are located in approximately 90,240 total square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Property & Casualty, CIGNA Group Insurance: Life, Accident, Disability, and CIGNA International are located in a leased building of approximately 1.25 million total square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare, CIGNA Individual Insurance, CIGNA Reinsurance and CIGNA Investment Management are located in a complex of buildings owned by CIGNA, aggregating approximately
1.4 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA's Retirement & Investment Services operations are located in approximately 230,000 total square feet of leased office space at Metro Center One, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 15 to CIGNA's 1996 Financial Statements included in its 1996 Annual Report. This paragraph does not include information on investment properties.

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

H. EDWARD HANWAY, 45, President of CIGNA HealthCare beginning February 1996; President of CIGNA International from March 1994 until February 1996; and President of CIGNA International: Property & Casualty from February 1989 until March 1994.

GERALD A. ISOM, 58, President of CIGNA Property and Casualty since March 1993; Group Vice President of Transamerica Corporation from 1990 until March 1993; and Chief Executive Officer and President of Transamerica Insurance Group from January 1985 until March 1993. Transamerica Corporation is a major provider of financial and insurance products.

THOMAS C. JONES, 50, President of CIGNA Individual Insurance since February 1995; President of CG Life since March 1995; President of CIGNA Reinsurance Property & Casualty from March 1994 until February 1995; Executive Vice President, Chief Administrative Officer and member of the Boards of Directors of NAC Re Corporation and NAC Reinsurance Corporation from November 1985 until January 1994; and Chief Operating Officer of NAC Re Corporation and NAC Reinsurance Corporation from June 1993 and September 1990, respectively, until January 1994. NAC Re Corporation is the parent corporation of NAC Reinsurance Corporation, a major provider of property and casualty reinsurance products.

JOHN K. LEONARD, 48, President of CIGNA Group Insurance: Life, Accident, Disability since March 1992; and Senior Vice President of CIGNA from March 1989 until March 1992, with responsibility for Corporate Marketing and Strategy.

DONALD M. LEVINSON, 51, Executive Vice President of CIGNA since March 1988, with responsibility for Human Resources and Services.

FRANCINE M. NEWMAN, 52, President of CIGNA Reinsurance since July 1984.

BYRON D. OLIVER, 54, President of CIGNA Retirement & Investment Services since February 1988.

ARTHUR C. REEDS, III, 52, President of CIGNA Investment Management since March 1992; and Managing Director and Head of Portfolio Management, CIGNA's Investment Division, from May 1986 until March 1992.

B. KINGSLEY SCHUBERT, 51, President of CIGNA International beginning February 1996; Senior Vice President of CIGNA International (Asia-Pacific) from March 1995 until February 1996; President of CIGNA Insurance Company in Japan from June 1992 until February 1996; Senior Vice President of American International Underwriters Corporation from September 1991 until April 1992. American International Underwriters Corporation is a subsidiary of American International Group, Inc., a major provider of insurance products.

JAMES G. STEWART, 54, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

WILSON H. TAYLOR, 53, Chairman of CIGNA since November 1989; and Chief Executive Officer of CIGNA since November 1988 and President of CIGNA since May 1988.

THOMAS J. WAGNER, 57, Executive Vice President and General Counsel of CIGNA since January 1992; and Corporate Secretary of CIGNA from January 1988 until April 1992.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 45 and under the caption "Stock Listing" on the inside back cover of CIGNA's Annual Report is incorporated by reference, as is the information from Note 8 to CIGNA's Consolidated Financial Statements and the number of shareholders of record as of December 31, 1996 under the caption "Highlights" on page one of CIGNA's Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page one of CIGNA's Annual Report is incorporated by reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages eight through 21 of CIGNA's Annual Report is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 22 through 43 and the report of its independent accountants on page 44 of CIGNA's Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 45.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

     The information under the captions "Nominees for Election" and "Incumbent Directors to Continue in Office" on pages 5 and 6 of CIGNA's proxy statement dated March 19, 1997 are incorporated by reference.

B. Executive Officers of the Registrant

     See PART I above.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" on pages 12 through 16 and "Compensation of Directors" on pages 8 and 9 of CIGNA's proxy statement dated March 19, 1997 is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Ownership of CIGNA Corporation Common Stock and Equivalents by Directors, Nominees and Executive Officers" on pages 2 and 3 and "Ownership of CIGNA Corporation

Common Stock by Certain Beneficial Owners" on page 4 of CIGNA's proxy statement dated March 19, 1997, relating to security ownership of certain beneficial owners and management, is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" on page 9 of CIGNA's proxy statement dated March 19, 1997 is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's Annual Report:

       Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1996, 1995 and 1994 -- page 22.

       Consolidated Balance Sheets as of December 31, 1996 and 1995 -- page 23.

       Consolidated Statements of Cash Flows for the years ended December 31,
        1996, 1995 and 1994--page 24.

       Notes to Financial Statements--pages 25 through 43.

       Report of Independent Accountants, Price Waterhouse LLP--page 44.

       (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

       (3) The exhibits are listed in the Index to Exhibits beginning on page
           E-1.

     B. During the last quarter of the fiscal year ended December 31, 1996, the registrant filed a Report on Form 8-K dated October 30, 1996 containing a copy of a news release reporting its third quarter 1996 results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 27, 1997

                                          CIGNA Corporation

                                          By: /s/ JAMES G. STEWART
                                            ------------------------------------
                                            James G. Stewart
                                              Executive Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.

PRINCIPAL EXECUTIVE OFFICER:                  DIRECTORS:*
                                              Robert P. Bauman
                                              Robert H. Campbell
Wilson H. Taylor*                             Alfred C. DeCrane, Jr.
Chairman, Chief Executive Officer             James F. English, Jr.
and a Director                                Bernard M. Fox
                                              Marilyn W. Lewis
                                              Paul F. Oreffice
                                              Charles R. Shoemate
                                              Louis W. Sullivan, M.D.
PRINCIPAL ACCOUNTING OFFICER:                 Carol Cox Wait

/s/ GARY A. SWORDS
--------------------------------------
Gary A. Swords
Vice President and Chief Accounting
Officer

                                          *By: /s/ THOMAS J. WAGNER
                                             -----------------------------------
                                             Thomas J. Wagner
                                             Attorney-in-Fact

                       CIGNA CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        -----
Report of Independent Accountants on Financial Statement
Schedules...........................................................     FS-2

SCHEDULES
    I    Summary of Investments--Other Than Investments in Related
           Parties as of December 31, 1996..........................     FS-3
   II    Condensed Financial Information of CIGNA Corporation
           (Registrant).............................................     FS-4
  III    Supplementary Insurance Information........................     FS-8
   IV    Reinsurance................................................    FS-10
    V    Valuation and Qualifying Accounts and Reserves.............    FS-11
   VI    Supplemental Information Concerning Property-Casualty
           Insurance Operations.....................................    FS-12

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's Annual Report.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of CIGNA Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 11, 1997 appearing on page 44 of the 1996 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
February 11, 1997

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS-- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                   DECEMBER 31, 1996
                                 (IN MILLIONS)

                                                                                  AMOUNT AT WHICH
                                                                                   SHOWN IN THE
                                                                        FAIR       CONSOLIDATED
TYPE OF INVESTMENT                                           COST       VALUE      BALANCE SHEET
------------------                                          -------    -------    ---------------
Fixed maturities
  Bonds:
     United States government and government agencies and
       authorities.......................................   $ 1,104    $ 1,275        $ 1,275
     States, municipalities and political subdivisions...     1,608      1,776          1,776
     Foreign governments.................................     2,272      2,416          2,416
     Public utilities....................................     2,492      2,624          2,624
     Convertibles and bonds with warrants attached.......        36         36             36
     All other corporate bonds...........................    17,563     18,280         18,280
  Asset-backed securities................................     8,313      8,510          8,510
  Redeemable preferred stocks............................        16         16             16
                                                            -------    -------    ---------------
       Total fixed maturities............................    33,404     34,933         34,933
                                                            -------    -------    ---------------

Equity securities
  Common stocks:
     Industrial, miscellaneous and all other.............       434        523            523
     Banks, trust and insurance companies................        86        117            117
     Public utilities....................................        42         51             51
  Non-redeemable preferred stocks........................        11         10             10
                                                            -------    -------    ---------------
       Total equity securities...........................       573        701            701

Mortgage loans on real estate............................    10,927                    10,927
Policy loans.............................................     7,296                     7,296
Real estate investments (including $545 million of real
  estate acquired in satisfaction of debt)...............     1,102                     1,102
Other long-term investments..............................       255                       255
Short-term investments...................................     1,320                     1,320
                                                            -------               ---------------
       Total investments.................................   $54,877                   $56,534
                                                            =======               ==============

                       CIGNA CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                              STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                1996        1995        1994
                                                               ------       -----       -----
Intercompany income......................................      $    2       $   2       $   2
                                                               ------       -----       -----
  Total revenues.........................................           2           2           2
                                                               ------       -----       -----
Operating expenses:
  Interest...............................................          93         109         111
  Intercompany interest..................................          30          29          18
  Other..................................................          10           5           3
                                                               ------       -----       -----
     Total operating expenses............................         133         143         132
                                                               ------       -----       -----
Loss before income taxes.................................        (131)       (141)       (130)
Income tax benefit.......................................         (39)        (34)        (34)
                                                               ------       -----       -----
Loss of parent company...................................         (92)       (107)        (96)
Equity in income of subsidiaries.........................       1,148         318         650
                                                               ------       -----       -----
Net income...............................................      $1,056       $ 211       $ 554
                                                               ======       ======      ======

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                                          AS OF DECEMBER 31,
                                                                          -------------------
                                                                           1996         1995
                                                                          ------       ------
Assets:
  Cash and cash equivalents...........................................    $   --       $    4
  Investments in subsidiaries.........................................     9,005        9,069
  Other assets........................................................       178          184
  Goodwill............................................................        56           70
                                                                          ------       ------
     Total assets.....................................................    $9,239       $9,327
                                                                          ======       ======
Liabilities:
  Intercompany........................................................    $  422       $  179
  Short-term debt.....................................................       286          410
  Long-term debt......................................................       853          892
  Other liabilities...................................................       470          689
                                                                          ------       ------
     Total liabilities................................................     2,031        2,170
                                                                          ------       ------
Shareholders' Equity:
  Common stock (shares issued, 88; 87)................................        88           87
  Additional paid-in capital..........................................     2,572        2,536
  Net unrealized appreciation -- fixed maturities.....................       539        1,025
  Net unrealized appreciation -- equity securities....................        88           73
  Net translation of foreign currencies...............................       (45)         (27)
  Retained earnings...................................................     4,855        4,041
  Less treasury stock, at cost........................................      (889)        (578)
                                                                          ------       ------
     Total shareholders' equity.......................................     7,208        7,157
                                                                          ------       ------
     Total liabilities and shareholders' equity.......................    $9,239       $9,327
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

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                                    -------------------------
                                                                     1996      1995     1994
                                                                    -------    -----    -----
Cash Flows from Operating Activities:
Net Income.......................................................   $ 1,056    $ 211    $ 554
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
     Equity in income of subsidiaries............................    (1,148)    (318)    (650)
     Dividends received from subsidiaries........................       926      545      523
     Other liabilities...........................................      (148)     159     (162)
     Other, net..................................................         6       27      (87)
                                                                    -------    -----    -----
       Net cash provided by operating activities.................       692      624      178
                                                                    -------    -----    -----

Cash Flows from Investing Activities:
Capital contributions to subsidiaries............................      (250)     (16)    (158)
Other, net.......................................................       (14)      (6)      --
                                                                    -------    -----    -----
       Net cash used in investing activities.....................      (264)     (22)    (158)
                                                                    -------    -----    -----

Cash Flows from Financing Activities:
Net change in intercompany debt..................................       253     (471)     164
Net change in commercial paper...................................        (6)     (13)     (38)
Issuance of long-term debt.......................................        --       86      112
Repayment of debt................................................      (157)      --      (44)
Repurchase of common stock.......................................      (292)      --       --
Issuance of common stock.........................................        12       21        5
Dividends paid...................................................      (242)    (222)    (219)
                                                                    -------    -----    -----
       Net cash used in financing activities.....................      (432)    (599)     (20)
                                                                    -------    -----    -----
Net increase (decrease) in cash and cash equivalents.............        (4)       3       --
Cash and cash equivalents, beginning of year.....................         4        1        1
                                                                    -------    -----    -----
Cash and cash equivalents, end of year...........................   $    --    $   4    $   1
                                                                    =======    ======   ======

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

Note 1--In 1993, CIGNA implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which required that debt and equity securities be classified into different categories and carried at fair value if they are not classified as held-to-maturity. During the fourth quarter of 1995, the Financial Accounting Standards Board (FASB) issued a guide to implementation of SFAS No. 115, which permitted a one-time opportunity to reclassify securities subject to SFAS No. 115. Consequently, CIGNA reclassified all held-to-maturity securities to available-for-sale as of December 31, 1995. The non-cash reclassification of these securities, which had an aggregate amortized cost of $11.8 billion and fair value of $12.8 billion, resulted in an increase of approximately $300 million, net of policyholder-related amounts and deferred income taxes, in net unrealized appreciation included in Shareholders' Equity as of December 31, 1995.

Note 2--In February 1997, CIGNA announced its intent to acquire the outstanding shares of Healthsource, Inc. (Healthsource) for $1.65 billion, including the payment of approximately $250 million of outstanding Healthsource long-term debt. Healthsource's principal businesses are managed care and group indemnity insurance. The transaction, which is subject to regulatory approval, is expected to be completed in 1997. Healthsource had revenues of $1.7 billion and a net loss of $4 million for 1996. Healthsource's shareholders' equity was approximately $400 million as of December 31, 1996.

Note 3--Long-term debt, net of current maturities, consists of CIGNA's 8.16% Notes due 2000; 8 3/4% Notes due 2001; 7.17% Notes due 2002; 7.4%
        Notes due 2003; 6 3/8% Notes due 2006; 8 1/4% Notes due 2007; 7.65%
        Notes due 2023; 8.3% Notes due 2023; and Medium-term Notes with interest rates ranging from 5 3/4% to 9 3/4%, and original maturity dates from approximately five to ten years. As of December 31, 1996 and 1995, the weighted average interest rate on Medium-term Notes was 8.5%.

        Maturities of long-term debt for each of the next five years are as follows: 1997--$39 million; 1998--$82 million; 1999--$10 million;
        2000--$53 million; 2001--$145 million.

        During 1995, CIGNA's 8.2% Convertible Subordinated Debentures due in 2010 were converted through non-cash transactions into approximately
        3.6 million shares of CIGNA common stock.

        In 1995, CIGNA issued $25 million of unsecured 8.16% Notes due in 2000; $25 million of unsecured 7.17% Notes due in 2002; and $36 million of Medium-term Notes.

        As of December 31, 1996, CIGNA had approximately $800 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

        Interest paid on short- and long-term debt amounted to $97 million, $113 million and $109 million for 1996, 1995 and 1994, respectively.

Note 4--CIGNA Corporation files a consolidated U.S. federal income tax return with its domestic subsidiaries. Net income taxes paid in connection with the consolidated return were $285 million, $163 million and $477 million during 1996, 1995 and 1994, respectively.

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

                                                      DEFERRED      FUTURE POLICY      UNPAID
                                                       POLICY        BENEFITS AND      CLAIMS
                                                     ACQUISITION    CONTRACTHOLDER    AND CLAIM
SEGMENT                                                 COSTS       DEPOSIT FUNDS     EXPENSES
-------                                              -----------    --------------    ---------
Year Ended December 31, 1996:
  Property and Casualty(3):
     Domestic (Ongoing only)......................     $   174         $     --        $ 6,469
     International (Ongoing only).................         248            2,094          2,628
     Run-off operations...........................           2               73          7,503
                                                     -----------    --------------    ---------
       Total Property and Casualty................         424            2,167         16,600
  Employee Life and Health Benefits...............          26            4,287          1,927
  Employee Retirement and Savings Benefits........          88           19,106             --
  Individual Financial Services...................         692           13,612            314
  All Other.......................................          --            2,490             --
                                                     -----------    --------------    ---------
       Total......................................     $ 1,230         $ 41,662        $18,841
                                                     ===========    ===============   ==========
Year Ended December 31, 1995:
  Property and Casualty(3):
     Domestic (Ongoing only)......................     $   177         $     --        $ 6,121
     International (Ongoing only).................         203            2,126          2,569
     Run-off operations...........................          11               73          8,433
                                                     -----------    --------------    ---------
       Total Property and Casualty................         391            2,199         17,123
  Employee Life and Health Benefits...............          29            4,410          1,914
  Employee Retirement and Savings Benefits........          76           20,233             --
  Individual Financial Services...................         613           12,565            266
  All Other.......................................          --            2,655             --
                                                     -----------    --------------    ---------
       Total......................................     $ 1,109         $ 42,062        $19,303
                                                     ===========    ===============   ==========
Year Ended December 31, 1994:
  Property and Casualty(3):
     Domestic -- pre-restructuring................     $   228         $     --        $14,510
     International................................         185            1,833          2,398
                                                     -----------    --------------    ---------
       Total Property and Casualty................         413            1,833         16,908
  Employee Life and Health Benefits...............          28            3,909          2,125
  Employee Retirement and Savings Benefits........          71           19,493             --
  Individual Financial Services...................         616           10,080            213
  All Other.......................................          --            2,138             --
                                                     -----------    --------------    ---------
       Total......................................     $ 1,128         $ 37,453        $19,246
                                                     ===========    ===============   ==========

------------
(1) Amounts presented are shown net of the effects of reinsurance.

(2) The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

(3) CIGNA's domestic property and casualty operations were restructured into ongoing and run-off operations effective December 31, 1995. Amounts shown for the Property and Casualty segment's ongoing and run-off operations for 1995 are reported on a pro forma basis as though the restructuring was in place at the beginning of 1995. These pro forma results are not necessarily indicative of the results that would have been reported had the restructuring actually occurred as of January 1, 1995. Information for the Property and Casualty segment on a pro forma basis is not available prior to 1995. Consolidated Property and Casualty segment amounts, including International, did not change as a result of the restructuring.

                                                                                                BENEFITS,
                                                                  PREMIUMS         NET         LOSSES AND
                                                     UNEARNED       AND        INVESTMENT      SETTLEMENT
SEGMENT                                              PREMIUMS     FEES(1)       INCOME(2)      EXPENSES(1)
-------                                              --------     --------     -----------     -----------
Year Ended December 31, 1996:
  Property and Casualty(3):
     Domestic (Ongoing only)......................       $  862      $ 1,671        $   259         $ 1,298
     International (Ongoing only).................          870        2,568            243           1,631
     Run-off operations...........................           17          159            302             332
                                                        --------     --------     -----------     -----------
       Total Property and Casualty................        1,749        4,398            804           3,261
  Employee Life and Health Benefits...............          139        8,341            567           6,229
  Employee Retirement and Savings Benefits........           --          235          1,680           1,419
  Individual Financial Services...................           52          942          1,039           1,363
  All Other.......................................           --           --            243             201
                                                        --------     --------     -----------     -----------
       Total......................................       $1,940      $13,916        $ 4,333         $12,473
                                                        ==========   ==========   ============    ===========
Year Ended December 31, 1995:
  Property and Casualty(3):
     Domestic (Ongoing only)......................       $  930      $ 1,749        $   240         $ 1,375
     International (Ongoing only).................          956        2,716            268           1,811
     Run-off operations...........................          110          175            286           1,576
                                                        --------     --------     -----------     -----------
       Total Property and Casualty................        1,996        4,640            794           4,762
  Employee Life and Health Benefits...............          150        8,135            574           6,105
  Employee Retirement and Savings Benefits........           --          258          1,722           1,522
  Individual Financial Services...................           30          881            968           1,268
  All Other.......................................           --           --            238             198
                                                        --------     --------     -----------     -----------
       Total......................................       $2,176      $13,914        $ 4,296         $13,855
                                                        ==========   ==========   ============    ===========
Year Ended December 31, 1994:
  Property and Casualty(3):
     Domestic -- pre-restructuring................       $1,291      $ 2,650        $   537         $ 2,801
     International................................        1,033        2,393            219           1,613
                                                        --------     --------     -----------     -----------
       Total Property and Casualty................        2,324        5,043            756           4,414
  Employee Life and Health Benefits...............          218        7,844            515           5,766
  Employee Retirement and Savings Benefits........           --          201          1,722           1,469
  Individual Financial Services...................           33          824            741           1,065
  All Other.......................................           --           --            212             212
                                                        --------     --------     -----------     -----------
       Total......................................       $2,575      $13,912        $ 3,946         $12,926
                                                        ==========   ==========   ============    ===========


                                                           POLICY          OTHER
                                                         ACQUISITION     OPERATING     PREMIUMS
SEGMENT                                                   EXPENSES       EXPENSES      WRITTEN
-------                                                  -----------     ---------     --------
Year Ended December 31, 1996:
  Property and Casualty(3):
     Domestic (Ongoing only)......................          $   383        $   356       $1,637
     International (Ongoing only).................              545            435        1,787
     Run-off operations...........................               58            100           76
                                                          -----------     ---------     --------
       Total Property and Casualty................              986            891        3,500
  Employee Life and Health Benefits...............               12          2,313           --
  Employee Retirement and Savings Benefits........               21            181           --
  Individual Financial Services...................              119            333           --
  All Other.......................................               --             20           --
                                                          -----------     ---------     --------
       Total......................................          $ 1,138        $ 3,738       $3,500
                                                          ===========     =========     ==========
Year Ended December 31, 1995:
  Property and Casualty(3):
     Domestic (Ongoing only)......................          $   445        $   474       $1,706
     International (Ongoing only).................              561            430        1,817
     Run-off operations...........................               41             82           64
                                                          -----------     ---------     --------
       Total Property and Casualty................            1,047            986        3,587
  Employee Life and Health Benefits...............                9          2,193           --
  Employee Retirement and Savings Benefits........               18            159           --
  Individual Financial Services...................              107            314           --
  All Other.......................................               --             16           --
                                                          -----------     ---------     --------
       Total......................................          $ 1,181        $ 3,668       $3,587
                                                          ===========     =========     ==========
Year Ended December 31, 1994:
  Property and Casualty(3):
     Domestic -- pre-restructuring................          $   567        $   530       $2,437
     International................................              500            436        1,635
                                                          -----------     ---------     --------
       Total Property and Casualty................            1,067            966        4,072
  Employee Life and Health Benefits...............               11          2,044           --
  Employee Retirement and Savings Benefits........               17            162           --
  Individual Financial Services...................               70            292           --
  All Other.......................................                1             31           --
                                                          -----------     ---------     --------
       Total......................................          $ 1,166        $ 3,495       $4,072
                                                          ===========     =========     ==========

                       CIGNA CORPORATION AND SUBSIDIARIES
                                  SCHEDULE IV
                                  REINSURANCE
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                             PERCENTAGE
                                                      CEDED TO      ASSUMED                  OF AMOUNT
                                           GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                           AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                          --------    ---------    ----------    --------    ----------

Year Ended December 31, 1996:
  Life insurance in force...............  $502,558     $54,850      $155,100     $602,808       25.7%
                                          ========    ========     =========     ========    =========
  Premiums and fees:
     Life insurance and annuities.......  $  3,142     $   252      $    710     $  3,600       19.7%
     Accident and health insurance......     7,324         339           392        7,377        5.3
     Property and casualty insurance....     3,839       1,531           631        2,939       21.5
                                          --------    ---------    ----------    --------
          Total.........................  $ 14,305     $ 2,122      $  1,733     $ 13,916       12.5%
                                          ========    ========     =========     ========    =========
Year Ended December 31, 1995:
  Life insurance in force...............  $506,313     $44,683      $158,414     $620,044       25.5%
                                          ========    ========     =========     ========    =========
  Premiums and fees:
     Life insurance and annuities.......  $  2,978     $   171      $    591     $  3,398       17.4%
     Accident and health insurance......     7,030         336           719        7,413        9.7
     Property and casualty insurance....     4,115       1,745           733        3,103       23.6
                                          --------    ---------    ----------    --------
          Total.........................  $ 14,123     $ 2,252      $  2,043     $ 13,914       14.7%
                                          ========    ========     =========     ========    =========
Year Ended December 31, 1994:
  Life insurance in force...............  $496,373     $33,891      $152,334     $614,816       24.8%
                                          ========    ========     =========     ========    =========
  Premiums and fees:
     Life insurance and annuities.......  $  2,905     $   133      $    520     $  3,292       15.8%
     Accident and health insurance......     6,566         310           646        6,902        9.3
     Property and casualty insurance....     4,591       1,894         1,021        3,718       27.5
                                          --------    ---------    ----------    --------
          Total.........................  $ 14,062     $ 2,337      $  2,187     $ 13,912       15.7%
                                          ========    ========     =========     ========    =========

                               CIGNA CORPORATION

                                   SCHEDULE V
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                      CHARGED       CHARGED
                                                     (CREDITED)   (CREDITED)
                                        BALANCE AT      TO         TO OTHER          OTHER        BALANCE
                                        BEGINNING    COSTS AND     ACCOUNTS       DEDUCTIONS      AT END
DESCRIPTION                             OF PERIOD    EXPENSES    --DESCRIBE(1)   --DESCRIBE(2)   OF PERIOD
-----------                             ----------   ---------   -------------   -------------   ---------

1996:
INVESTMENT ASSET VALUATION RESERVES:
  Mortgage loans......................     $ 88        $  26          $37            $ (50)        $ 101
  Real estate.........................      109           18           11              (21)          117
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................      105           13           --              (20)           98
  Reinsurance recoverables............      700           31           --              (20)          711
DEFERRED TAX ASSET VALUATION
  ALLOWANCE...........................       48           (1)          --               --            47

1995:
INVESTMENT ASSET VALUATION RESERVES:
  Mortgage loans......................     $179        $   3          $10            $(104)        $  88
  Real estate.........................      104            5           10              (10)          109
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................      115           16           --              (26)          105
  Reinsurance recoverables............      435          273           --               (8)          700
DEFERRED TAX ASSET VALUATION
  ALLOWANCE...........................       47            1           --               --            48

1994:
INVESTMENT ASSET VALUATION RESERVES:
  Fixed maturities....................     $ 11        $  --          $--            $ (11)        $  --
  Mortgage loans......................      216            8           24              (69)          179
  Real estate.........................       98            6            6               (6)          104
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Premiums, accounts and notes
    receivable........................       97           40           --              (22)          115
  Reinsurance recoverables............      405           42           --              (12)          435
DEFERRED TAX ASSET VALUATION
  ALLOWANCE...........................       53           (6)          --               --            47

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
------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1996:
  Consolidated property-casualty
     entities........................      $ 409           $16,482              $18            $1,485

Year Ended December 31, 1995:
  Consolidated property-casualty
     entities........................      $ 386           $17,023              $19            $1,632

Year Ended December 31, 1994:
  Consolidated property-casualty
     entities........................      $ 406           $16,825              $20            $1,869

---------------
(1) Discounts were computed using an annual interest rate of 9%.

(2) Amounts presented are shown net of the effects of reinsurance.

                                        ------------------------------------------------------
                                           COLUMN F        COLUMN G            COLUMN H
                                        ------------------------------------------------------
                                                                         CLAIMS AND CLAIM
                                                                         ADJUSTMENT EXPENSES
                                                            NET         INCURRED RELATED TO:
                                            EARNED        INVESTMENT     CURRENT      PRIOR
                                         PREMIUMS(2)       INCOME       YEAR(2)      YEAR(2)
                                         ------------------------------------------------------

Year Ended December 31, 1996:
  Consolidated property-casualty
     entities........................       $3,576          $687        $2,348       $  177

Year Ended December 31, 1995:
  Consolidated property-casualty
     entities........................       $3,729          $674        $2,386       $1,498

Year Ended December 31, 1994:
  Consolidated property-casualty
     entities........................       $4,247          $657        $3,093       $  538

                                              COLUMN I        COLUMN J       COLUMN K
                                          -------------------------------------------
                                            AMORTIZATION
                                            OF DEFERRED      PAID CLAIMS
                                               POLICY         AND CLAIM
                                               ACQUI-        ADJUSTMENT      PREMIUMS
                                            SITION COSTS     EXPENSES(2)     WRITTEN
                                          -------------------------------------------

Year Ended December 31, 1996:
  Consolidated property-casualty
     entities.........................       $  887          $ 3,037          $3,500

Year Ended December 31, 1995:
  Consolidated property-casualty
     entities.........................       $  950          $ 3,360          $3,587

Year Ended December 31, 1994:
  Consolidated property-casualty
     entities.........................       $1,054          $ 3,656          $4,072

                               INDEX TO EXHIBITS

 NUMBER                     DESCRIPTION                                 METHOD OF FILING
--------   ---------------------------------------------  ---------------------------------------------
 3.1       Restated Certificate of Incorporation of the   Filed as Exhibit 3.1 to the registrant's Form
           registrant as last amended October 2, 1990     10-K for the year ended December 31, 1993 and
                                                          incorporated herein by reference.
 3.2       By-Laws of the registrant as last amended and  Filed herewith.
           restated December 9, 1996
 4   (a)   Description of Preferred Stock Purchase        Filed as Item 1 and Exhibit 1 to the
           Rights, including the Rights Agreement dated   registrant's Form 8-A Registration Statement
           as of July 23, 1987 between CIGNA Corporation  dated July 28, 1987, such Exhibit 1 amended and Morgan Shareholder Services Trust Company  by the registrant's Amendment No. 1 on Form 8 dated August 11, 1987, and incorporated
                                                          herein by reference.
     (b)   Amended description of Preferred Stock         Filed as Item 1 and Exhibit 2 to the
           Purchase Rights, including the First           registrant's Amendment No. 2 on Form 8 dated
           Amendment to Rights Agreement dated as of      March 27, 1989 and incorporated herein by
           March 22, 1989 between CIGNA Corporation and   reference.
           Morgan Shareholder Services Trust Company

              Exhibits 10.1 through 10.17 are filed as exhibits pursuant to Item 14(c) of Form 10-K.

10.1       Deferred Compensation Plan for Directors of    Filed herewith.
           CIGNA Corporation, as amended and restated as
           of January 1, 1997
10.2       Retirement and Consulting Plan for Directors   Filed as Exhibit 10.12 to the registrant's
           of CIGNA Corporation, as amended and restated  Form 10-K for the year ended December 31,
           as of May 29, 1991                             1993 and incorporated herein by reference.
10.3 (a)   Restricted Stock Plan for Non-Employee         Filed as Exhibit 10.15 to the registrant's
           Directors of CIGNA Corporation effective as    Form 10-K for the year ended December 31,
           of September 30, 1989                          1993 and incorporated herein by reference.
     (b)   Description of First Amendment to the          Filed as Exhibit 10.16 to the registrant's
           Restricted Stock Plan for Non-Employee         Form 10-K for the year ended December 31,
           Directors of CIGNA Corporation                 1993 and incorporated herein by reference.
10.4       Description of Stock Compensation Plan for     Filed as Exhibit 10.3 to the registrant's
           Non-Employee Directors of CIGNA Corporation,   Form 10-Q for the quarter ended September 30,
           as amended and restated effective July 1,      1995 and incorporated herein by reference.
           1995
10.5 (a)   CIGNA Corporation Stock Plan effective as of   Filed as Exhibit 10.1 to the registrant's
           May 1, 1991                                    Form 10-K for the year ended December 31,
                                                          1993 and incorporated herein by reference.
     (b)   Amendment No. 1 dated as of July 28, 1993 to   Filed as Exhibit 10.2 to the registrant's
           the CIGNA Corporation Stock Plan               Form 10-K for the year ended December 31,
                                                          1993 and incorporated herein by reference.
     (c)   Amendment No. 2 dated as of February 24, 1994  Filed as Exhibit 10.3 to the registrant's
           to the CIGNA Corporation Stock Plan            Form 10-K for the year ended December 31,
                                                          1993 and incorporated herein by reference.
     (d)   Amendment No. 3 dated as of July 31, 1996 to   Filed as Exhibit 10.2 to the registrant's
           the CIGNA Corporation Stock Plan               Form 10-Q for the quarter ended June 30, 1996
                                                          and incorporated herein by reference.

 NUMBER                     DESCRIPTION                                 METHOD OF FILING
--------   ---------------------------------------------  ---------------------------------------------
     (e)   Amendment No. 4 dated as of December 16, 1996  Filed herewith.
           to the CIGNA Corporation Stock Plan
10.6 (a)   CIGNA Corporation Executive Stock Incentive    Filed as Exhibit 10.4 to the registrant's
           Plan, as Amended and Restated as of March 23,  Form 10-K for the year ended December 31,
           1988                                           1993 and incorporated herein by reference.
     (b)   Amendment No. 1 dated as of September 28,      Filed as Exhibit 10.5 to the registrant's
           1988 to the CIGNA Corporation Executive Stock  Form 10-K for the year ended December 31,
           Incentive Plan                                 1993 and incorporated herein by reference.
     (c)   Amendment No. 2 dated as of March 27, 1991 to  Filed as Exhibit 10.6 to the registrant's
           the CIGNA Corporation Executive Stock          Form 10-K for the year ended December 31,
           Incentive Plan                                 1993 and incorporated herein by reference.
     (d)   Amendment No. 3 dated as of July 31, 1996 to   Filed as Exhibit 10.3 to the registrant's
           the CIGNA Corporation Executive Stock          Form 10-Q for the quarter ended June 30, 1996
           Incentive Plan                                 and incorporated herein by reference.
10.7 (a)   CIGNA Long-Term Incentive Plan                 Filed as Appendix A to the registrant's
                                                          definitive proxy statement on Schedule 14A
                                                          dated March 20, 1995 and incorporated herein
                                                          by reference.
     (b)   Amendment No. 1 dated as of July 31, 1996 to   Filed as Exhibit 10.1 to the registrant's
           the CIGNA Long-Term Incentive Plan             Form 10-Q for the quarter ended June 30, 1996
                                                          and incorporated herein by reference.
     (c)   Amendment No. 2 dated as of December 16, 1996  Filed herewith.
           to the CIGNA Long-Term Incentive Plan
10.8 (a)   CIGNA Corporation Strategic Performance Plan,  Filed as Exhibit 10.8 to the registrant's
           as amended and restated March 25, 1992         Form 10-K for the year ended December 31,
                                                          1993 and incorporated herein by reference.
     (b)   Description of January 25, 1995 Amendment to   Filed as Exhibit 10.1 to the registrant's
           the CIGNA Corporation Strategic Performance    Form 10-Q for the quarter ended March 31,
           Plan                                           1995 and incorporated herein by reference.
10.9 (a)   Deferred Compensation Plan of CIGNA            Filed as Exhibit 10.15 to the registrant's
           Corporation and Participating Subsidiaries,    Form 10-K for the year ended December 31,
           as amended and restated as of January 1, 1996  1995 and incorporated herein by reference.
     (b)   Amendment No. 1 dated as of December 16, 1996  Filed herewith.
           to the Deferred Compensation Plan of CIGNA
           Corporation and Participating Subsidiaries
10.10(a)   CIGNA Supplemental Pension Plan, as amended    Filed as Exhibit 10.1 to the registrant's
           and restated as of July 28, 1993               Form 10-Q for the quarter ended June 30, 1994
                                                          and incorporated herein by reference.

     (b)   Description of July 26, 1995 Amendment to      Filed as Exhibit 10.1 to the registrant's
           CIGNA Supplemental Pension Plan                Form 10-Q for the quarter ended September 30,
                                                          1995 and incorporated herein by reference.

10.11      CIGNA Executive Severance Benefits Plan, as    Filed herewith.
           amended and restated as of December 16, 1996

10.12      Description of CIGNA Corporation Financial     Filed as Exhibit 10.9 to the registrant's
           Services Program                               Form 10-K for the year ended December 31,
                                                          1993 and incorporated herein by reference.

 NUMBER                     DESCRIPTION                                 METHOD OF FILING
--------   ---------------------------------------------  ---------------------------------------------

10.13      Description of the CIGNA Corporation Key       Filed as Exhibit 10.7 to the registrant's
           Management Annual Incentive Bonus Plan         Form 10-K for the year ended December 31,
                                                          1993 and incorporated herein by reference.

10.14      Agreement dated February 9, 1993 between Mr.   Filed as Exhibit 10.14 to the registrant's
           Isom and the registrant                        Form 10-K for the year ended December 31,
                                                          1993 and incorporated herein by reference.

10.15      Form of Special Retention Agreement with       Filed as Exhibit 10.3 to the registrant's
           Messrs. Taylor and Stewart                     Form 10-Q for the quarter ended March 31,
                                                          1995 and incorporated herein by reference.

10.16      Special Retention Agreement with Mr. Levinson  Filed as Exhibit 10.26 to the registrant's
                                                          Form 10-K for the year ended December 31,
                                                          1995 and incorporated herein by reference.

10.17      Description of Mandatory Deferral of Non-      Filed herewith.
           Deductible Executive Compensation Arrangement

11         Computation of Primary and Fully Diluted       Filed herewith.
           Earnings Per Share

12         Computation of Ratios of Earnings to Fixed     Filed herewith.
           Charges

13         Portions of registrant's 1996 Annual Report    Filed herewith.
           to Shareholders (Entire Annual Report bound
           in printed versions of Form 10-K.)

21         Subsidiaries of the Registrant                 Filed herewith.

23         Consent of Independent Accountants             Filed herewith.

24.1       Powers of Attorney                             Filed herewith.

24.2       Certified Resolutions                          Filed herewith.

27         Financial Data Schedule                        Filed as Exhibit 27 to the registrant's Form
                                                          8-K dated March 5, 1997.

     The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, Pennsylvania 19192-2378.