Form 10-Q
period 1997-03-31
CIGNA CORP
filed 1997-05-06
CIK 701221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

                          Commission file number 1-8323

                                CIGNA Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              06-1059331
            ----------------                      ------------------
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)             Identification No.)

   ONE LIBERTY PLACE, PHILADELPHIA, PA.               19192-1550
   -----------------------------------                ----------
 (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (215) 761-1000

                                 Not Applicable
                       -----------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   x     No
                                                       ---       ---
    As of March 31, 1997, 73,993,750 shares of the issuer's Common Stock were outstanding.

                                CIGNA CORPORATION


                                      INDEX


                                                                                               Page No.
                                                                                               --------

PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                           Consolidated Statements of Income
                            and Retained Earnings                                                  1
                           Consolidated Balance Sheets                                             2
                           Consolidated Statements of Cash Flows                                   3
                           Notes to Financial Statements                                           4

                  Item 2.  Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                                               8


PART II.          OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                                        18

SIGNATURE                                                                                          19

EXHIBIT INDEX                                                                                      20

PART I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
(In millions, except per share amounts)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               1997        1996
=================================================================
REVENUES
Premiums and fees                            $ 3,388      $ 3,390
Net investment income                          1,053        1,083
Other revenues                                   160          142
Realized investment gains                         44           30
                                             -------      -------
    Total revenues                             4,645        4,645
                                             -------      -------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses       3,009        3,144
Policy acquisition expenses                      264          272
Other operating expenses                         935          871
                                             -------      -------
    Total benefits, losses and expenses        4,208        4,287
                                             -------      -------

INCOME BEFORE INCOME TAXES                       437          358
                                             -------      -------

Income taxes:
    Current                                      110           76
    Deferred                                      39           44
                                             -------      -------
        Total taxes                              149          120
                                             -------      -------

NET INCOME                                       288          238
Common dividends declared                        (61)         (60)
Retained earnings, beginning of period         4,855        4,041
-----------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD             $ 5,082      $ 4,219
---------------------------------------------====================

EARNINGS PER SHARE                           $  3.86      $  3.10
---------------------------------------------====================

DIVIDENDS DECLARED PER SHARE                 $  0.83      $  0.80
---------------------------------------------====================



The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                           AS OF          AS OF
                                                                          MARCH 31,    DECEMBER 31,
                                                                            1997           1996
================================================================================================

ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $33,536; $33,404)     $ 34,320      $ 34,933
   Equity securities, at fair value (cost, $548; $573)                         683           701
   Mortgage loans                                                           11,066        10,927
   Policy loans                                                              7,224         7,296
   Real estate                                                               1,087         1,102
   Other long-term investments                                                 259           255
   Short-term investments                                                    1,330         1,320
                                                                          --------      --------
      Total investments                                                     55,969        56,534
Cash and cash equivalents                                                    1,223         1,287
Accrued investment income                                                      945           890
Premiums, accounts and notes receivable                                      4,055         4,229
Reinsurance recoverables                                                     6,859         7,287
Deferred policy acquisition costs                                            1,303         1,230
Property and equipment                                                         789           802
Deferred income taxes                                                        2,105         1,998
Other assets                                                                 1,085           993
Goodwill                                                                     1,053         1,068
Separate account assets                                                     23,366        22,614
------------------------------------------------------------------------------------------------

      Total assets                                                        $ 98,752      $ 98,932
--------------------------------------------------------------------------======================

LIABILITIES
Contractholder deposit funds                                              $ 29,800      $ 29,878
Unpaid claims and claim expenses                                            18,400        18,841
Future policy benefits                                                      11,587        11,784
Unearned premiums                                                            1,946         1,940
                                                                          --------      --------
      Total insurance and contractholder liabilities                        61,733        62,443
Accounts payable, accrued expenses and other liabilities                     5,139         5,326
Current income taxes                                                           244           221
Short-term debt                                                                433           289
Long-term debt                                                                 910         1,021
Separate account liabilities                                                23,176        22,424
------------------------------------------------------------------------------------------------
      Total liabilities                                                     91,635        91,724
------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 8

SHAREHOLDERS' EQUITY
Common stock (shares issued, 88)                                                88            88
Additional paid-in capital                                                   2,583         2,572
Net unrealized appreciation, fixed maturities                                  259           539
Net unrealized appreciation, equity securities                                 101            88
Net translation of foreign currencies                                          (53)          (45)
Retained earnings                                                            5,082         4,855
Less treasury stock, at cost                                                  (943)         (889)
------------------------------------------------------------------------------------------------
      Total shareholders' equity                                             7,117         7,208
------------------------------------------------------------------------------------------------

      Total liabilities and shareholders' equity                          $ 98,752      $ 98,932
--------------------------------------------------------------------------======================

SHAREHOLDERS' EQUITY PER SHARE                                            $  96.18      $  97.15
--------------------------------------------------------------------------======================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                             1997          1996
===================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $   288      $   238
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables             181          (74)
            Premiums, accounts and notes receivable                            145          (50)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                          (120)        (163)
            Deferred income taxes                                               39           44
            Realized investment gains                                          (44)         (30)
            Other, net                                                        (174)         (44)
                                                                           -------      -------
            Net cash provided by (used in) operating activities                315          (79)
                                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities - available-for-sale                                1,523        2,022
        Equity securities                                                       64          109
        Mortgage loans                                                         116          104
        Other (primarily short-term investments)                             3,961        3,925
    Investment maturities and repayments:
        Fixed maturities - available-for-sale                                  909          897
        Mortgage loans                                                         124          169
    Investments purchased:
        Fixed maturities - available-for-sale                               (2,462)      (2,551)
        Equity securities                                                      (57)        (135)
        Mortgage loans                                                        (473)        (569)
        Other (primarily short-term investments)                            (3,773)      (3,667)
    Other, net                                                                 (57)          35
                                                                           -------      -------
        Net cash provided by (used in) investing activities                   (125)         339
                                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds           1,611        1,587
    Withdrawals and benefit payments from contractholder deposit funds      (1,823)      (2,077)
    Issuance of short-term debt                                                104            4
    Repurchase of common stock                                                 (55)          --
    Repayment of debt                                                          (25)          (7)
    Issuance of common stock                                                     2            7
    Common dividends paid                                                      (60)         (60)
                                                                           -------      -------
       Net cash used in financing activities                                  (246)        (546)
                                                                           -------      -------
Effect of foreign currency rate changes on cash and cash equivalents            (8)          (4)
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (64)        (290)
Cash and cash equivalents, beginning of period                               1,287        1,559
-----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                   $ 1,223      $ 1,269
----------------------------------------------------------------------------===================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                      $    97      $     9
    Interest paid                                                          $    27      $    34
-----------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO FINANCIAL STATEMENTS



NOTE 1-BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries (CIGNA). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to conform with the 1997 presentation.

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


NOTE 2-NEW ACCOUNTING PRONOUNCEMENT

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share (EPS)." SFAS No. 128 replaces primary EPS with basic EPS, which is computed using only weighted-average common shares outstanding without considering common stock equivalents. Diluted EPS under SFAS No. 128 is computed similarly to fully diluted EPS. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement. Adoption is required as of December 31, 1997, at which time all prior periods must be restated. The effect on CIGNA's EPS of adopting SFAS No. 128 is not expected to be material.



NOTE 3-ACQUISITION

In February 1997, CIGNA announced its tender offer for the outstanding shares of Healthsource, Inc. (Healthsource). The acquisition cost is expected to be $1.65 billion, including the payment of approximately $250 million of outstanding Healthsource long-term debt. Healthsource's principal businesses are managed care and group indemnity insurance. The tender offer, which is subject to regulatory approval, is expected to be completed in the second quarter of 1997. Healthsource had revenues of $1.7 billion and a net loss of $4 million for the year ended December 31, 1996. Healthsource's shareholders' equity was approximately $400 million as of December 31, 1996.


NOTE 4-INVESTMENTS

REALIZED INVESTMENT GAINS AND LOSSES

Realized gains and losses on investments, excluding policyholder share, were as follows:


=====================================================================
                                                      Three Months
                                                         Ended
                                                         March 31,
(In millions)                                        1997       1996
---------------------------------------------------------------------
Realized investment gains (losses):
     Fixed maturities                                  $26        $11
     Equity securities                                   5          8
     Mortgage loans                                    (13)        (2)
     Real estate                                        18          5
     Other                                               8          8
                                                    -----------------
                                                        44         30
Less income taxes                                       16         11
---------------------------------------------------------------------
Net realized investment
gains                                                  $28        $19
----------------------------------------------------=================

FIXED MATURITIES AND EQUITY SECURITIES

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:


---------------------------------------------------------------------
                                                       Three Months
                                                          Ended
                                                         March 31,
(In millions)                                        1997       1996
---------------------------------------------------------------------

Proceeds from sales                                 $1,587     $2,131
Gross gains on sales                                    19         80
Gross losses on sales                                  (11)       (45)
---------------------------------------------------------------------


Net unrealized appreciation for investments carried at fair value is included as a separate component of Shareholders' Equity, net of policyholder-related amounts and deferred income taxes. The net unrealized appreciation for these investments, primarily fixed maturities, during the first quarter of 1997 decreased by $267 million, compared with a decrease of $465 million for the same period last year.


NOTE 5-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:


---------------------------------------------------------------------
                                                     Three Months
                                                        Ended
                                                       March 31,
(In thousands)                                       1997       1996
---------------------------------------------------------------------
Weighted average
common shares                                       74,587     76,886
---------------------------------------------------------------------


There is no significant difference between earnings per share on a primary and a fully diluted basis.

Common shares held as Treasury shares were 13,709,110 and 10,975,479 as of March 31, 1997 and 1996, respectively.


NOTE 6-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. One issue, which relates only to years prior to 1989, remains outstanding, and it could result in an assessment of approximately $225 million. CIGNA is contesting the assessment and believes that it should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of March 31, 1997, CIGNA had no tax basis operating loss carryforwards.


NOTE 7-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. Allowances for uncollectible amounts were $715 million and $711 million as of March 31, 1997 and December 31, 1996, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the first quarter of 1997 and 1996, premiums and fees were net of ceded premiums of $414 million and $444 million, respectively. In addition, benefits, losses and settlement expenses for the first quarter of 1997 and 1996 were net of reinsurance recoveries of $258 million and $268 million, respectively.

NOTE 8-CONTINGENCIES AND OTHER MATTERS

FINANCIAL GUARANTEES

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. These include guarantees for the repayment of industrial revenue bonds as well as other debt instruments and guarantees of a minimum level of benefits for certain separate account contracts. Although the ultimate outcome of any loss contingencies arising from CIGNA's financial guarantees may adversely affect results of operations in future periods, they are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

REGULATORY AND INDUSTRY DEVELOPMENTS

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to:

-  revise the system of funding cleanup of environmental damages;
-  change certain federal corporate tax laws;
- reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
- restrict insurance pricing and the application of underwriting standards; and
-  reform health care.

Some of the more significant issues are discussed below.

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate-owned life insurance (COLI) products. The effect of the legislation on the Individual Financial Services segment's income is not expected to be material through 1998. Beginning in 1999, the effect of the legislation is uncertain; however, it could have a material adverse effect on the segment's income. CIGNA does not expect this legislation to have a material effect on its consolidated results of operations, liquidity or financial condition.

Proposed legislation for Superfund reform remains under consideration by Congress. Any changes in Superfund relating to 1) assigning responsibility, 2) funding cleanup costs or 3) establishing cleanup standards could affect the liabilities of policyholders and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

Federal and state proposals have been made to place limitations on formation and operation of efficient health care networks. Due to uncertainties associated with the timing and content of any health care legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

The National Association of Insurance Commissioners (NAIC) is currently addressing risk-based capital guidelines for health maintenance organizations
(HMOs). CIGNA does not expect such guidelines to have a material adverse effect on its future results of operations, liquidity or financial condition.

The NAIC is currently developing standardized statutory accounting principles, which are scheduled to take effect in 1999. The effect on CIGNA's statutory net income, surplus and liquidity cannot be reasonably estimated at this time.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain.

PROPERTY AND CASUALTY UNPAID CLAIMS AND CLAIM
EXPENSE RESERVES AND REINSURANCE RECOVERABLES

CIGNA's property and casualty loss reserves are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

Reserving for property and casualty claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. CIGNA's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current law changes. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses or reinsurance recoverables could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

LITIGATION

CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against it by its policyholders or other insurers. One such area of litigation involves policy coverage and judicial interpretation of legal liability for asbestos-related and environmental pollution (A&E) claims.

While the outcome of all litigation involving CIGNA, including insurance-related litigation, cannot be determined, litigation (including that related to A&E claims) is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. Also, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to results of operations, liquidity or financial condition.

RESTRUCTURING AND COST REDUCTION INITIATIVES

Effective December 31, 1995, CIGNA restructured its domestic property and casualty businesses into two separate operations, ongoing and run-off. Certain competitors and policyholders of CIGNA are challenging the restructuring in court. Although CIGNA expects the matter to be in litigation for some time, it expects to ultimately prevail.

During 1995, CIGNA began cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment, which resulted in charges of $85 million ($55 million after-tax) and $30 million ($20 million after-tax), respectively. The cost reduction initiatives, when fully implemented, are estimated to result in annual after-tax savings of approximately $55 million and $40 million, respectively, primarily based on the elimination of certain payroll and payroll-related costs and, to a lesser extent, lease costs. The savings in the near term for the Employee Life and Health Benefits segment are expected to be partially offset by increased investments in business growth and service initiatives. As of March 31, 1997, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. As of March 31, 1997, approximately $56 million of severance was paid to approximately 3,450 terminated employees of the Property and Casualty and Employee Life and Health Benefits segments. CIGNA has funded, and will continue to fund, these costs through liquid assets, and such funding has not and will not have a material adverse effect on its liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of March 31, 1997, compared with December 31, 1996, and its results of operations for the three months ended March 31, 1997, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1996 Annual Report to Shareholders (pages 8 through 21), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. In connection with these reviews, CIGNA announced in February 1997 its tender offer for the outstanding shares of Healthsource, Inc. (Healthsource). The acquisition cost is expected to be $1.65 billion, including the payment of approximately $250 million of outstanding Healthsource long-term debt. Healthsource's principal businesses are managed care and group indemnity insurance. CIGNA intends to finance the acquisition through a combination of internally generated funds, up to $700 million of long-term debt under its shelf registration statement and short-term debt. The tender offer, which is subject to regulatory approval, is expected to be completed in the second quarter of 1997. See Note 3 to the Financial Statements for additional information.

Effective December 31, 1995, CIGNA restructured its domestic property and casualty business into two separate operations, ongoing and run-off. Certain competitors and policyholders of CIGNA are challenging the restructuring in court. Although CIGNA expects the matter to be in litigation for some time, it expects to ultimately prevail.

During 1995, CIGNA began cost reduction initiatives in the Domestic Property and Casualty operations and the Employee Life and Health Benefits segment. As of March 31, 1997, there were no material changes to the costs associated with, or the anticipated annual savings related to, these initiatives. For additional information, see Note 8 to the Financial Statements.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to:

- revise the system of funding cleanup of environmental damages;
- change certain federal corporate tax laws;
- reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
- restrict insurance pricing and the application of underwriting standards; and
- reform health care.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 8 to the Financial Statements. Also, see Note 6 regarding a proposed IRS assessment of approximately $225 million. CIGNA is contesting the assessment and believes it should prevail.

As a result of the Healthsource tender offer, A.M. Best placed the insurance financial strength ratings of CIGNA's principal life insurance company subsidiaries, Connecticut General Life Insurance Company and Life Insurance Company of North America, under review with developing implications. As of May 1, 1997, each company was rated A+ ("Superior," 2nd of 15).

CONSOLIDATED RESULTS OF OPERATIONS


==================================================================
FINANCIAL SUMMARY                               Three Months Ended
                                                     March 31,
(In millions)                                      1997      1996
-----------------------------------------------------------------
Premiums and fees                                $3,388    $3,390
Net investment income                             1,053     1,083
Other revenues                                      160       142
Realized investment gains                            44        30
                                            ---------------------
Total revenues                                    4,645     4,645
Benefits and expenses                             4,208     4,287
                                            ---------------------
Income  before taxes                                437       358
Income taxes                                        149       120
                                            ---------------------
Net income                                         $288      $238
--------------------------------------------=====================
Realized investment gains,
net of taxes                                        $28       $19
--------------------------------------------=====================


CIGNA's first quarter 1997 consolidated net income increased 21% from the same period last year. Operating income* for the first quarter of 1997 was $260 million compared with $219 million for the same period last year, an increase of 19%. This increase reflects improvement in all of the business segments, particularly Individual Financial Services and Property and Casualty.

After-tax realized investment results increased 47% in the first quarter of 1997 from the same period last year. This increase primarily reflects sales of fixed maturities and real estate. For additional information see Note 4 to the Financial Statements.

Full year operating income for 1997 is expected to improve over 1996. However, such improvement could be adversely affected by the factors noted in the cautionary statements on page 17.



EMPLOYEE LIFE AND HEALTH BENEFITS


==================================================================
FINANCIAL SUMMARY                               Three Months Ended
                                                      March 31,
(In millions)                                      1997      1996
-----------------------------------------------------------------
Premiums and fees                                $2,103    $2,077
Net investment income                               135       144
Other revenues                                      107       103
Realized investment gains
(losses)                                              6        (2)
                                            ---------------------
Total revenues                                    2,351     2,322
Benefits and expenses                             2,166     2,152
                                            ---------------------
Income before taxes                                 185       170
Income taxes                                         64        60
                                            ---------------------
Net income                                         $121      $110
--------------------------------------------=====================
Realized investment gains
(losses), net of taxes                               $4       $(2)
--------------------------------------------=====================


Net income for the Employee Life and Health Benefits segment increased 10% for the first quarter of 1997, compared with the same period last year. Operating income for the first quarter of 1997 increased 4% compared with the same period last year. Operating income for the Indemnity and HMO operations was as follows:

===================================================================
                                                 Three Months Ended
                                                     March 31,
(In millions)                                      1997      1996
-----------------------------------------------------------------
Indemnity operations                                $58       $56
HMO operations                                       59        56
-----------------------------------------------------------------
Total                                              $117      $112
=================================================================

The increase in the Indemnity operations primarily reflects favorable group life insurance claim experience, and an increase of approximately $4 million in the segment's long-term disability earnings resulting from rate increases and strengthened underwriting. This improvement was partially offset by higher operating expenses primarily due to customer service initiatives and decreased investment income resulting from lower yields and a declining medical indemnity book of business.

--------
*Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results.

HMO results for 1996 include an after-tax gain of $8 million from the sale of subsidiaries and, for 1997, $4 million for reserve releases. Excluding those items, HMO earnings increased 15% for the first quarter of 1997 compared with the same period last year. This improvement primarily reflects rate increases and membership growth, partially offset by higher operating expenses associated with growth and customer service initiatives.

Premiums and fees increased modestly for the first quarter of 1997 compared to the same period last year. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Total HMO membership increased 7% since March 31, 1996 and 4% since December 31, 1996. These increases primarily reflect membership growth in HMO alternative funding programs. Under these programs, the customer assumes all or a portion of the responsibility for funding claims and CIGNA generally earns a lower margin than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the first quarters of 1997 and 1996 were approximately $2.4 billion and $2.5 billion, respectively. This decline primarily reflects cancellations and conversions of medical indemnity business to HMOs. Premium equivalents are expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Premium equivalents were 53% and 54% of total adjusted premiums and fees for the first quarters of 1997 and 1996, respectively. Administrative Services Only
(ASO) plans accounted for 49% of total adjusted premiums and fees for both the first quarters of 1997 and 1996.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

==================================================================
FINANCIAL SUMMARY                               Three Months Ended
                                                      March 31,
(In millions)                                      1997      1996
------------------------------------------------------------------
Premiums and fees                                  $ 46      $ 38
Net investment income                               402       428
Realized investment gains                            12        16
                                            ----------------------
Total revenues                                      460       482
Benefits and expenses                               368       391
                                            ----------------------
Income before taxes                                  92        91
Income taxes                                         30        30
                                            ----------------------
Net income                                         $ 62      $ 61
--------------------------------------------======================
Realized investment
gains, net of taxes                                $  8      $ 10
--------------------------------------------======================

Net income for the Employee Retirement and Savings Benefits segment increased 2% for the first quarter of 1997, compared with the same period of 1996. Operating income for the first quarter of 1997 was $54 million, compared with $51 million for the same period last year. This increase primarily reflects higher earnings from an increased asset base partially offset by lower investment yields.

Premiums and fees for the first quarter of 1997 increased 21% compared with the same period last year, reflecting higher annuity sales and higher fees from separate accounts.

Net investment income decreased 6% for the first quarter of 1997, primarily reflecting lower investment yields and customers' continued redirection of a portion of their investments from the general account to separate accounts.

Assets under management is generally a key determinant of earnings for this segment. For the quarter ended March 31, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

==================================================================
(In millions)                                  1997           1996
------------------------------------------------------------------
Balance -- January 1                        $40,587        $38,183
Premiums and deposits                         2,049          1,799
Investment results                              554            666
Decrease in fair value of assets               (286)          (448)
Customer withdrawals                           (790)          (702)
Other, including participant withdrawals
and benefit payments                         (1,031)        (1,312)
------------------------------------------------------------------
Balance -- March 31                         $41,083        $38,186
==================================================================

Premiums and deposits increased 14% primarily reflecting higher recurring deposits from existing customers. Approximately 51% and 56% of the premiums and deposits for 1997 and 1996, respectively, were from new customers. The decrease in investment results reflects the absence of capital gains in 1997 compared with 1996 and lower investment yields. The decline for 1997 in the fair value of assets is due to market value depreciation of fixed maturities. The decrease in other compared with 1996 is due to lower scheduled maturities on guaranteed investment contracts.

Management expects asset growth to continue to be constrained as a result of: 1) decisions by plan sponsors to diversify assets and fund management, and 2) the lack of growth in the defined benefit market resulting from customers' preference for defined contribution products. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES

=================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                      March 31,
(In millions)                                      1997      1996
-----------------------------------------------------------------
Premiums and fees                                  $234      $236
Net investment income                               260       252
Other revenues                                       14        17
Realized investment gains                            13         2
                                             --------------------
Total revenues                                      521       507
Benefits and expenses                               436       455
                                             --------------------
Income before taxes                                  85        52
Income taxes                                         30        18
                                             --------------------
Net income                                         $ 55      $ 34
---------------------------------------------====================
Realized investment gains,
net of taxes                                       $  8      $  2
---------------------------------------------====================

Net income for the Individual Financial Services segment increased 62% for the first quarter of 1997, compared with the same period last year. Operating income for the first quarter of 1997 was $47 million compared with $32 million for the same period last year, an increase of 47%. This increase primarily reflects favorable mortality and, to a lesser extent, business growth in the reinsurance operations.

For the first quarter of 1997, premiums and fees decreased modestly from the same period of 1996. This decrease primarily reflects lower leveraged corporate-owned life insurance (COLI) renewal premiums offset by growth in reinsurance. Net investment income increased 3% for the first quarter compared with the same period of 1996, primarily reflecting growth in interest-sensitive business.

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged COLI products. For the first quarter of 1997, 27% of revenues and 20% of operating income for this segment were from leveraged COLI products that are affected by this legislation. The effect of the legislation on the segment's operating income is not expected to be material through 1998. Beginning in 1999, the effect of the legislation is uncertain; however, it could have a material adverse effect on the segment's operating income. CIGNA does not expect this legislation to have a material effect on its consolidated results of operations, liquidity or financial condition.

PROPERTY AND CASUALTY

=================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                     March 31,
(In millions)                                     1997       1996
-----------------------------------------------------------------
Premiums and fees                               $1,005     $1,039
Net investment income                              195        197
Other revenues                                      72         53
Realized investment gains                           13         13
                                           ----------------------
Total revenues                                   1,285      1,302
Benefits and expenses                            1,190      1,234
                                           ----------------------
Income before taxes                                 95         68
Income taxes                                        30         18
                                           ----------------------
Net income                                      $   65     $   50
-------------------------------------------======================
Realized investment                                 $8         $8
gains, net of taxes
-------------------------------------------======================

Net income for the Property and Casualty segment increased 30% for the first quarter of 1997, compared with the same period last year.

Operating income increased 36% for the first quarter of 1997, compared with the same period in 1996. Operating income for the ongoing and run-off operations was as follows:

=================================================================
                                               Three Months Ended
                                                     March 31,
(In millions)                                      1997      1996
-----------------------------------------------------------------
Ongoing operations:
  International                                     $33       $29
  Domestic                                           23        12
                                           ----------------------
    Total ongoing
      operations                                     56        41
Run-off operations                                    1         1
-----------------------------------------------------------------
    Total                                           $57       $42
=================================================================

The improvement in the international operations primarily reflects favorable claim experience and growth in accident and health lines of business. Improvement in the domestic operations primarily reflects lower catastrophe and large property losses. The domestic operations' improvement was partially offset by prior year reserve strengthening for several lines of business and lower premiums and fees for 1997. Results for the international and domestic operations continue to reflect a highly competitive pricing environment.

Premiums and fees declined 3% in the first quarter of 1997. The decline primarily reflects strict underwriting standards, continued competition (particularly in domestic casualty and commercial package lines of business), and an unfavorable effect from foreign currency translation (approximately $20 million). This decline was partially offset by strong growth in the international accident and health and, to a lesser extent, international property and casualty lines of business.

The domestic ongoing operations had pre-tax catastrophe losses of $12 million, net of reinsurance, for the first quarter of 1997, compared with $23 million, including $17 million for East Coast winter storms, for the first quarter of 1996. The international operations had no catastrophe losses in the first quarter of 1997 and 1996. The effects of reinsurance on catastrophe losses for the periods presented were not material.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves and reinsurance recoverables are described in its 1996 Form 10-K.

CIGNA's property and casualty loss reserves of $16.2 billion and $16.5 billion as of March 31, 1997 and December 31, 1996, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

CIGNA continually refines its loss estimation process by improving the analysis of loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, unanticipated changes in workers' compensation and product liability laws have at times significantly affected the ability of insurers to estimate liabilities for unpaid losses and related expenses.

Reserving for property and casualty claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. CIGNA's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current law changes. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in CIGNA's results of operations for the period in which the estimates are changed. While the effect of any such changes in estimates of losses or reinsurance recoverables could be material to future results of operations, CIGNA does not expect such changes to have a material effect on its liquidity or financial condition.

CIGNA manages its loss exposure through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve CIGNA of liability to its insureds. Accordingly, CIGNA's loss reserves represent total gross losses, and reinsurance recoverables represent anticipated recoveries of a portion of those losses.

CIGNA's reinsurance recoverables were approximately $6.3 billion and $6.8 billion as of March 31, 1997 and December 31, 1996, net of allowances for unrecoverable reinsurance of $715 million and $711 million, respectively.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

The following table shows the adverse (favorable) pre-tax effects on the Property and Casualty segment's results of operations from prior year development, net of reinsurance, for the three months ended March 31:

=================================================================
                                               Three Months Ended
                                                      March 31,
(In millions)                                      1997      1996
-----------------------------------------------------------------
By business operation:
  Ongoing operations                                $21       $--
  Run-off operations                                 53        36
-----------------------------------------------------------------
Total                                               $74       $36
=================================================================
By type of loss:
  Asbestos-related                                  $21       $ 4
  Environmental pollution                             6        17
  Unrecoverable
     reinsurance                                      6         4
  Workers' compensation                              12        12
  Other                                              29        (1)
-----------------------------------------------------------------
Total                                               $74       $36
=================================================================

Other prior year development for the three months of 1997 was primarily attributable to development on assumed reinsurance, commercial fire and long-term exposures.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (principally debt service) and taxes. Also included in Other Operations are the results of CIGNA's settlement annuity business and the non-insurance operations engaged primarily in investment and real estate activities.

Other Operations had a net loss of $15 million for the first quarter of 1997 compared with a net loss of $17 million for the first quarter of 1996. Operating losses were $15 million for the first quarter of 1997 compared with $18 million for the same period last year. The decrease in losses primarily reflects lower operating expenses including interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the first quarter of 1997, cash and cash equivalents decreased $64 million from $1.3 billion as of December 31, 1996. This decrease primarily reflects net withdrawals from contractholder deposit funds ($212 million), payments of dividends on and repurchases of CIGNA common stock ($115 million), cash used in investing activities ($125 million) and repayment of debt ($25 million). The decrease in cash flows was partially offset by cash provided by operating activities ($315 million), reflecting earnings and the timing of operating cash receipts and disbursements.

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

CIGNA had $910 million of long-term debt outstanding at March 31, 1997, compared with $1.02 billion at December 31, 1996. As of March 31, 1997, CIGNA had approximately $800 million remaining under a shelf registration statement that may be issued as debt or equity securities, or both, depending upon market conditions and CIGNA's capital requirements.

At March 31, 1997, CIGNA's short-term debt amounted to $433 million, an increase of $144 million from December 31, 1996.

In connection with the domestic property and casualty restructuring, CIGNA contributed additional capital of $250 million to these operations in the first quarter of 1996. This contribution was funded through internal sources.

In April 1996, CIGNA's Board of Directors authorized the purchase of up to $500 million of its common stock, depending on prevailing market conditions and alternative uses of capital. Under this authorization, approximately $350 million, or 2.8 million shares, of common stock were purchased as of March 31, 1997. Shares were purchased with internal funds. As a result of the proposed Healthsource acquisition, CIGNA has suspended stock repurchases.

INVESTMENT ASSETS

==================================================================
                                     March 31,        December 31,
(In millions)                             1997                1996
------------------------------------------------------------------
Fixed maturities                       $34,320             $34,933
Equity securities                          683                 701
Mortgage loans                          11,066              10,927
Real estate                              1,087               1,102
Other, primarily policy loans            8,813               8,871
------------------------------------------------------------------
Total investment assets                $55,969             $56,534
==================================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the first quarter 1997 Financial Statements and Notes 2, 4 and 5 to the 1996 Financial Statements as well as the 1996 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

==================================================================
                                        March 31,     December 31,
                                             1997             1996
------------------------------------------------------------------
Fixed maturities                              29%              28%
Mortgage loans                                56%              56%
Real estate                                   62%              58%
==================================================================

FIXED MATURITIES

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of March 31, 1997, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $784 million, compared with $1.5 billion as of December 31, 1996. The decrease in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1996.

     POTENTIAL PROBLEM BONDS

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $126 million of potential problem bonds, including amounts attributable to policyholder contracts, as of March 31, 1997, compared with $107 million as of December 31, 1996. These amounts are net of $5 million of cumulative write-downs.

     PROBLEM BONDS

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of March 31, 1997 and December 31, 1996, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $174 million and $160 million, net of related cumulative write-downs of $114 million and $125 million, respectively.

     CUMULATIVE WRITE-DOWNS FOR BONDS

CIGNA had cumulative write-downs for bonds as of March 31, 1997 and 1996 of $120 million and $148 million, respectively, including $46 million and $55 million attributable to policyholder contracts. Also, cumulative write-downs as of March 31, 1997 and 1996 included $1 million and $3 million, respectively, for bonds no longer classified as problem or potential problem bonds.

During the first quarter of 1997 and 1996, CIGNA established write-downs of $8 million and $11 million, respectively, for problem and potential problem bonds. These amounts included $6 million and $3 million, attributable to policyholder contracts, for the first quarter of 1997 and 1996, respectively. See the Summary on page 17 for the adverse effect of write-downs on policyholder contracts and on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR BONDS

CIGNA recognizes interest income on problem bonds only when payment is received. See the Summary on page 17 for the adverse effect of non-accruals for bonds on policyholder contracts and on CIGNA's net income.

MORTGAGE LOANS

==================================================================
                                      March 31,       December 31,
                                           1997               1996
------------------------------------------------------------------
Mortgage loans (in millions)            $11,066            $10,927
Property type:
   Retail facilities                         42%                43%
   Office buildings                          35                 34
   Apartment buildings                       12                 12
   Hotels                                     7                  6
   Other                                      4                  5
Total                                       100%               100%
==================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

Continued stringent lending practices by financial institutions have affected scheduled maturities of mortgage loans. During the first three months of 1997, $254 million of mortgage loans were scheduled to mature, of which $68 million were paid in full, $48 million were extended at existing loan rates for a weighted average of five months and $69 million were refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remaining scheduled maturities of $69 million were problem and potential problem mortgage loans. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

     POTENTIAL PROBLEM MORTGAGE LOANS

Potential problem mortgage loans include:
- fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification;
-   fully current loans for which the borrower has requested restructuring; and
- loans that are 30 to 59 days delinquent with respect to interest or principal payments.

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $346 million as of March 31, 1997, and $384 million as of December 31, 1996, net of related valuation reserves of $27 million and $30 million, respectively.

     PROBLEM MORTGAGE LOANS

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date. As of March 31, 1997, restructured mortgage loans with a carrying value of $274 million had their original maturity date extended, with a weighted average extension of approximately five years. Restructured mortgage loans generated annualized cash returns averaging approximately 9.75% as of March 31, 1997.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $300 million and $363 million, net of valuation reserves of $39 million and $71 million, as of March 31, 1997 and December 31, 1996, respectively.

     VALUATION RESERVES FOR MORTGAGE LOANS

CIGNA had valuation reserves for mortgage loans at March 31, 1997 and 1996 of $66 million and $91 million, respectively, including $43 million and $62 million attributable to policyholder contracts.

During the first three months of 1997 and 1996, CIGNA established valuation reserves of $4 million and $18 million, respectively, for problem and potential problem mortgage loans. These amounts included $2 million and $12 million attributable to policyholder contracts.

See the Summary on page 17 for the adverse effect of valuation reserves on policyholder contracts and on CIGNA's net income.

     EFFECT OF NON-ACCRUALS FOR MORTGAGE LOANS

CIGNA recognizes interest income on problem mortgage loans only when payment is received. See the Summary on page 17 for the adverse effect of non-accruals for mortgage loans on policyholder contracts and on CIGNA's net income.

REAL ESTATE

As of March 31, 1997 and December 31, 1996, investment real estate, net of reserves and write-downs, included: 1) $451 million and $495 million, respectively, of real estate held for the production of income, and 2) $636 million and $607 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

     REAL ESTATE WRITE-DOWNS AND VALUATION RESERVES

CIGNA had cumulative write-downs and valuation reserves for real estate at March 31, 1997 and 1996 of $368 million and $425 million, respectively, including $201 million and $216 million attributable to policyholder contracts.

See the Summary on page 17 for the adverse effect of write-downs and valuation reserves on policyholder contracts and on CIGNA's net income.

SUMMARY

The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:

======================================================================================================
                                                            Three Months Ended March 31,
                                               -------------------------------------------------------
                                                             1997                          1996
                                               -------------------------         ---------------------
                                                     Policy-                       Policy-
                                                      holder                        holder
(In millions)                                      Contracts       CIGNA         Contracts       CIGNA
------------------------------------------------------------------------------------------------------
Write-downs and
valuation
reserves:
   Bonds                                                  $6          $1                $3          $5
   Mortgage loans                                          2           1                12           4
   Real estate                                             1           1                (1)          1
------------------------------------------------------------------------------------------------------
Total                                                     $9          $3               $14         $10
======================================================================================================
Non-accruals:
   Bonds                                                  $2          $5                $3          $3
   Mortgage loans                                         (1)         --                --          --
------------------------------------------------------------------------------------------------------
Total                                                     $1          $5                $3          $3
======================================================================================================

Additional losses from problem investments are expected to occur for specific investments in the normal course of business. Assuming no significant deterioration in economic conditions, CIGNA does not expect additional non-accruals, write-downs and reserves to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.




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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      See Exhibit Index.

                  (b) During the quarterly period ended March 31, 1997, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

                           - dated February 11, 1997, Item 5 - containing a news release regarding its full year 1996 results.

                           - dated February 28, 1997, Item 5 - containing a news release regarding its agreement to acquire Healthsource, Inc.

                           - dated March 5, 1997, Item 5 - containing certain audited financial statements of CIGNA.

                           - dated March 31, 1997, Item 5 - containing notice of director's resignation.

                           - dated April 30, 1997, Item 5 - containing a news release regarding its first quarter 1997 results.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                          CIGNA CORPORATION



                                          By /s/ Gary A. Swords
                                            --------------------------------
                                             Gary A. Swords
                                             Vice President and
                                             Chief Accounting Officer

Date: May 6, 1997

                                  Exhibit Index


                                                                       Method of
Number            Description                                            Filing
------            -----------                                            ------
10                CIGNA Executive Incentive Plan                       Filed as Appendix A to the
                                                                       registrant's definitive proxy
                                                                       statement on Schedule 14A dated
                                                                       March 19, 1997 and incorporated
                                                                       herein by reference.

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