Form 10-Q
period 1997-06-30
CIGNA CORP
filed 1997-08-06
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                                     Yes  x     No

  As of June 30, 1997, 74,014,308 shares of the issuer's Common Stock were outstanding.

                                CIGNA CORPORATION

                                      INDEX

                                                                      Page No.

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Income
                   and Retained Earnings                                  1
                 Consolidated Balance Sheets                              2
                 Consolidated Statements of Cash Flows                    3
                 Notes to Financial Statements                            4

         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                   and Results of Operations                              9


PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of
                   Security Holders                                      19

         Item 6. Exhibits and Reports on Form 8-K                        20

SIGNATURE                                                                21

EXHIBIT INDEX                                                            22

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
(In millions, except per share amounts)

                                               Three Months Ended          Six Months Ended
                                                    June 30,                  June 30,
                                               1997         1996         1997         1996
===========================================================================================
REVENUES
Premiums and fees                            $ 3,482      $ 3,499      $ 6,870      $ 6,889
Net investment income                          1,062        1,111        2,115        2,194
Other revenues                                   163          152          323          294
Realized investment gains (losses)                12          (31)          56           (1)
                                             -------      -------      -------      -------
    Total revenues                             4,719        4,731        9,364        9,376
                                             -------      -------      -------      -------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses       3,065        3,129        6,074        6,273
Policy acquisition expenses                      270          322          534          594
Other operating expenses                         973          935        1,908        1,806
                                             -------      -------      -------      -------
    Total benefits, losses and expenses        4,308        4,386        8,516        8,673
                                             -------      -------      -------      -------

INCOME BEFORE INCOME TAXES                       411          345          848          703
                                             -------      -------      -------      -------

Income taxes:
    Current                                      124           36          234          112
    Deferred                                       8           78           47          122
                                             -------      -------      -------      -------
        Total taxes                              132          114          281          234
                                             -------      -------      -------      -------

NET INCOME                                       279          231          567          469
Common dividends declared                        (62)         (62)        (123)        (122)
Retained earnings, beginning of period         5,082        4,219        4,855        4,041
-------------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD             $ 5,299      $ 4,388      $ 5,299      $ 4,388
---------------------------------------------==============================================

EARNINGS PER SHARE                           $  3.73      $  3.00      $  7.59      $  6.10
---------------------------------------------==============================================

DIVIDENDS DECLARED PER SHARE                 $  0.83      $  0.80      $  1.66      $  1.60
---------------------------------------------==============================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                             As of         As of
                                                                            June 30,    December 31,
                                                                              1997          1996
==================================================================================================
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $33,198; $33,404)     $  34,470      $  34,933
   Equity securities, at fair value (cost, $594; $573)                          799            701
   Mortgage loans                                                            10,973         10,927
   Policy loans                                                               7,255          7,296
   Real estate                                                                1,040          1,102
   Other long-term investments                                                  238            255
   Short-term investments                                                       918          1,320
                                                                          ---------      ---------
       Total investments                                                     55,693         56,534

Cash and cash equivalents                                                     1,689          1,287
Accrued investment income                                                       991            890
Premiums, accounts and notes receivable                                       4,415          4,229
Reinsurance recoverables                                                      6,926          7,287
Deferred policy acquisition costs                                             1,298          1,230
Property and equipment                                                          870            802
Deferred income taxes                                                         1,937          1,998
Other assets                                                                    986            993
Goodwill and other intangibles                                                2,563          1,068
Separate account assets                                                      26,294         22,614
--------------------------------------------------------------------------------------------------
        Total assets                                                      $ 103,662      $  98,932
--------------------------------------------------------------------------========================
LIABILITIES
Contractholder deposit funds                                              $  30,046      $  29,878
Unpaid claims and claim expenses                                             18,527         18,841
Future policy benefits                                                       11,617         11,784
Unearned premiums                                                             1,853          1,940
                                                                          ---------      ---------
         Total insurance and contractholder liabilities                      62,043         62,443
Accounts payable, accrued expenses and other liabilities                      5,598          5,326
Current income taxes                                                            134            221
Short-term debt                                                                 735            289
Long-term debt                                                                1,500          1,021
Separate account liabilities                                                 26,104         22,424
--------------------------------------------------------------------------------------------------
         Total liabilities                                                   96,114         91,724
--------------------------------------------------------------------------------------------------
CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (shares issued, 88)                                                 88             88
Additional paid-in capital                                                    2,610          2,572
Net unrealized appreciation, fixed maturities                                   433            539
Net unrealized appreciation, equity securities                                  136             88
Net translation of foreign currencies                                           (73)           (45)
Retained earnings                                                             5,299          4,855
Less treasury stock, at cost                                                   (945)          (889)
--------------------------------------------------------------------------------------------------
         Total shareholders' equity                                           7,548          7,208
--------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                       $ 103,662      $  98,932
--------------------------------------------------------------------------========================
SHAREHOLDERS' EQUITY PER SHARE                                            $  101.98      $   97.15
--------------------------------------------------------------------------========================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                         Six Months Ended June 30,
                                                                              1997        1996
================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $   567      $   469
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables             143         (140)
            Premiums, accounts and notes receivable                            (36)        (109)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                          (180)        (343)
            Deferred income taxes                                               47          122
            Realized investment (gains) losses                                 (56)           1
            Gain on sale of businesses and other equity interests               --          (18)
            Other, net                                                        (132)         (40)
                                                                           -------      -------
            Net cash provided by (used in) operating activities                353          (58)
                                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                     3,128        3,447
        Equity securities                                                      148          218
        Mortgage loans                                                         322          265
        Other (primarily short-term investments)                             6,629        6,449
    Investment maturities and repayments:
        Fixed maturities                                                     1,974        1,992
        Mortgage loans                                                         241          357
    Investments purchased:
        Fixed maturities                                                    (4,905)      (4,528)
        Equity securities                                                     (193)        (238)
        Mortgage loans                                                        (714)        (906)
        Other (primarily short-term investments)                            (5,821)      (6,463)
    Net cash from acquisitions and dispositions                             (1,288)          66
    Other, net                                                                 (69)         (61)
                                                                           -------      -------
        Net cash provided by (used in) investing activities                   (548)         598
                                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds           3,656        3,108
    Withdrawals and benefit payments from contractholder deposit funds      (3,576)      (3,570)
    Net issuance (repayment) of short-term debt                                146          (24)
    Issuance of long-term debt                                                 600           --
    Repurchase of common stock                                                 (55)         (41)
    Repayment of debt                                                          (26)          (8)
    Common dividends paid                                                     (122)        (122)
    Other, net                                                                  (3)           7
                                                                           -------      -------
       Net cash provided by (used in) financing activities                     620         (650)
                                                                           -------      -------
Effect of foreign currency rate changes on cash and cash equivalents           (23)         (15)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           402         (125)
Cash and cash equivalents, beginning of period                               1,287        1,559
-----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                   $ 1,689      $ 1,434
---------------------------------------------------------------------------====================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                      $   311      $   125
    Interest paid                                                          $    47      $    55
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

NOTE 3-ACQUISITIONS AND DISPOSITIONS

On June 25, 1997, CIGNA acquired substantially all of the outstanding common stock of Healthsource, Inc. (Healthsource) for approximately $1.7 billion, including the cost of retiring Healthsource debt of approximately $250 million which is expected to occur in the third quarter. The acquisition was accounted for as a purchase, and was financed through the issuance of long-term debt of $600 million and a combination of internally generated funds and short-term debt. The effects on CIGNA's results of operations from acquiring Healthsource from the date of acquisition to June 30, 1997 were not material. Intangible assets and goodwill of $1.5 billion will be amortized on a straight-line basis over periods ranging from eight to 40 years.

During the next several months, CIGNA will complete its fair value analysis of Healthsource's net assets and will finalize plans for integrating Healthsource with CIGNA. The effect on goodwill and net income from these initiatives is not reasonably estimable at this time; however, they are not expected to have a material effect on CIGNA's financial condition or liquidity, but could materially affect results of operations.

Healthsource's total revenues were $971 million and $862 million for the six months ended June 30, 1997 and 1996, respectively. The pro forma effect on CIGNA's net income for the six months ended June 30, 1997 and 1996 was not material.

In July 1997, CIGNA entered into an agreement to sell its individual life insurance and annuity businesses, which are included in the Individual Financial Services segment, for cash proceeds of $1.4 billion. Revenues for these businesses were $242 million and $473 million for the second quarter and six months of 1997, respectively, compared with $221 million and $444 million for the same periods last year. Net income was $21 million and $48 million for the second quarter and six months of 1997, respectively, compared with $5 million and $24 million for the same periods of 1996.

Completion of the sale, which is anticipated to occur by the end of 1997, is subject to regulatory approvals. The agreement to sell these businesses is generally in the form of a reinsurance arrangement, and will result in a gain on the sale of approximately $700 million, a significant portion of which will be deferred and amortized over future periods. Proceeds from the sale are expected to be used for internal growth, acquisitions, and share repurchases, with share repurchases being the expected use in the near term.

CIGNA had other acquisitions and dispositions during the six months of 1997 and 1996, the effects of which were not material to the financial statements.

NOTE 4-INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:
----------------------------------------------------------------------
                              Three Months           Six Months
                                 Ended                  Ended
                                June 30,              June 30,
(In millions)               1997        1996        1997       1996
----------------------------------------------------------------------
Realized investment
gains (losses):
     Fixed maturities           $3         ($14)       $29        ($3)
     Equity securities           9            1         14          9
     Mortgage loans             (1)         (18)       (14)       (20)
     Real estate                (1)          (4)        17          1
     Other                       2            4         10         12
                         ---------------------------------------------
                                12          (31)        56         (1)
Less income taxes
(benefits)                       3          (10)        19          1
----------------------------------------------------------------------
Net realized investment
gains (losses)                  $9         ($21)       $37        ($2)
-------------------------=============================================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:
----------------------------------------------------------------------
                                Three Months           Six Months
                                   Ended                  Ended
                                  June 30,              June 30,
(In millions)                1997        1996        1997       1996
----------------------------------------------------------------------
Proceeds from sales         $1,689       $1,534     $3,276     $3,665
Gross gains on sales            67           14         86         94
Gross losses on sales          (49)         (35)       (60)       (80)
----------------------------------------------------------------------

Net unrealized appreciation for investments carried at fair value is included as a separate component of Shareholders' Equity, net of policyholder-related amounts and deferred income taxes. The net unrealized appreciation for these investments, primarily fixed maturities, during the second quarter and six months of 1997 increased by $209 million and decreased by $58 million, respectively, compared with decreases of $102 million and $567 million for the same periods last year.

NOTE 5-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:
----------------------------------------------------------------------
                               Three Months           Six Months
                                   Ended                  Ended
                                  June 30,              June 30,
(In thousands)               1997        1996        1997       1996
----------------------------------------------------------------------
Weighted average
common shares               74,740       76,821     74,664     76,854
----------------------------------------------------------------------

There is no significant difference between earnings per share on a primary and a fully diluted basis.

Common shares held as Treasury shares were 13,724,063 and 11,344,351 as of June 30, 1997 and 1996, respectively.

NOTE 6-COMMON AND PREFERRED STOCK

On July 23, 1997, CIGNA's Board of Directors approved a new shareholder rights plan, which replaces the plan that expired on August 4, 1997. Under the new plan, which expires on August 4, 2007, Preferred Stock Purchase Rights (Rights) attach to all outstanding shares of CIGNA common stock. The Rights trade with the stock until the Rights become exercisable. They are exercisable only if a party acquires, or announces a tender offer to acquire, 10% or more of the outstanding common stock, unless CIGNA's Board of Directors approves the transaction. Each Right entitles the shareholder to buy for a $780 exercise price 1/100 of a share of Junior Participating Preferred Stock Series D, having dividend and voting rights approximately equal to one share of common stock. Upon the acquisition of 10% or more of the outstanding common stock by an acquirer, all Rights holders except the acquirer may, except under certain circumstances, purchase shares of common stock worth twice the exercise price. If, after the acquisition of 10% or more of the outstanding common stock, CIGNA is acquired in a merger or other business combination transaction, Rights holders may purchase the acquirer's shares at a similar discount. CIGNA may redeem the Rights for one cent each at any time before an acquirer acquires 10% of its outstanding common stock, and thereafter under certain circumstances.

NOTE 7-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has completed audits of the years 1982 through 1990. One issue, which relates only to years prior to 1989, remains outstanding, and it could result in an assessment of approximately $210 million. CIGNA is contesting the assessment and believes that it should prevail.

In management's opinion, adequate tax liabilities have been established for all years.

As of June 30, 1997, CIGNA had no tax basis operating loss carryforwards.

NOTE 8-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. Allowances for uncollectible amounts were $716 million and $711 million as of June 30, 1997 and December 31, 1996, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the second quarter and six months of 1997, premiums and fees were net of ceded premiums of $589 million and $1.0 billion, respectively. For the second quarter and six months of 1996, premiums and fees were net of ceded premiums of $536 million and $980 million, respectively. In addition, benefits, losses and settlement expenses for the second quarter and six months of 1997 were net of reinsurance recoveries of $429 million and $687 million, respectively. Benefits, losses and settlement expenses for the second quarter and six months of 1996 were net of reinsurance recoveries of $503 million and $771 million, respectively.

NOTE 9-CONTINGENCIES AND OTHER MATTERS

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

Regulatory and Industry Developments

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to:
o    revise the system of funding cleanup of environmental damages;
o reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
o    restrict  insurance pricing and the application of underwriting  standards;
     and
o    reform health care.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of June 30, 1997, compared with December 31, 1996, and its results of operations for the quarter and six months ended June 30, 1997, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1996 Annual Report to Shareholders (pages 8 through 21) and in CIGNA's report on Form 10-Q for the first quarter of 1997, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

On June 25, 1997, CIGNA acquired substantially all of the outstanding common stock of Healthsource, Inc. (Healthsource) for approximately $1.7 billion, including the cost of retiring Healthsource debt of approximately $250 million which is expected to occur in the third quarter. The acquisition was accounted for as a purchase, and was financed through the issuance of long-term debt of $600 million and a combination of internally generated funds and short-term debt. The effects on CIGNA's results of operations from acquiring Healthsource from the date of acquisition to June 30, 1997 were not material. Intangible assets and goodwill of $1.5 billion will be amortized on a straight-line basis over periods ranging from eight to 40 years.

During the next several months, CIGNA will complete its fair value analysis of Healthsource's net assets and will finalize plans for integrating Healthsource with CIGNA. The effect on goodwill and net income from these initiatives is not reasonably estimable at this time; however, they are not expected to have a material effect on CIGNA's financial condition or liquidity, but could materially affect results of operations.

Healthsource's total revenues were $971 million and $862 million for the six months ended June 30, 1997 and 1996, respectively. The pro forma effect on CIGNA's net income for the six months ended June 30, 1997 and 1996 was not material.

In July 1997, CIGNA entered into an agreement to sell its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. These businesses, which are included in the Individual Financial Services segment, reported the following results:

===================================================================
                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
(In millions)                1997        1996       1997      1996
-------------------------------------------------------------------
Revenues                     $242        $221       $473      $444
Operating income*             $22          $7        $44       $24
Net income                    $21          $5        $48       $24
===================================================================

Completion of the sale, which is anticipated to occur by the end of 1997, is subject to regulatory approvals. The agreement to sell these businesses is generally in the form of a reinsurance arrangement, and will result in a gain on the sale of approximately $700 million, a significant portion of which will be deferred and amortized over future periods. Proceeds from the sale are expected to be used for internal growth, acquisitions, and share repurchases, with share repurchases being the expected use in the near term.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively.

CIGNA is currently modifying its information systems to ensure that they are capable of processing information for the year 2000 and beyond. Management expects its systems to be compliant for the year 2000, and the costs of these efforts are not expected to have a material effect on CIGNA's results of operations.

As a result of the planned sale of CIGNA's individual life insurance and annuity businesses, Duff & Phelps Credit Rating Co. placed the claims paying ability rating of Connecticut General Life Insurance Company (AAA, "Highest," 1st of
18), one of CIGNA's principal life insurance company subsidiaries, on rating watch -- down.

--------
* Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to:
o    revise the system of funding cleanup of environmental damages;
o reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
o    restrict  insurance pricing and the application of underwriting  standards;
     and
o    reform health care.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 9 to the Financial Statements. Also, see Note 7 regarding a proposed IRS assessment of approximately $210 million. CIGNA is contesting the assessment and believes it should prevail.

CONSOLIDATED RESULTS OF OPERATIONS

===================================================================
FINANCIAL SUMMARY        Three Months Ended    Six Months Ended
                              June 30,             June 30,
(In millions)                 1997      1996        1997     1996
-------------------------------------------------------------------
Premiums and fees           $3,482    $3,499      $6,870   $6,889
Net investment income        1,062     1,111       2,115    2,194
Other revenues                 163       152         323      294
Realized investment gains
(losses)                        12       (31)         56       (1)
                        -----------------------------------------
Total revenues               4,719     4,731       9,364    9,376
Benefits and expenses        4,308     4,386       8,516    8,673
                        -----------------------------------------
Income before taxes            411       345         848      703
Income taxes                   132       114         281      234
                        -----------------------------------------
Net income                    $279      $231        $567     $469
------------------------===========================================
Realized investment gains
(losses), net of taxes          $9      ($21)        $37      ($2)
------------------------===========================================

CIGNA's 1997 consolidated net income increased 21% for both the second quarter and six months, compared with the same periods last year. Operating income for the second quarter and six months of 1997 was $270 million and $530 million, respectively, compared with $252 million and $471 million for the same periods last year. These increases reflect improvement in most of the business segments.

After-tax realized investment results improved for the second quarter and six months of 1997 from the same periods last year. These increases primarily reflect gains on sales of fixed maturities and equity securities and, for the six months, real estate. In addition, these increases reflect lower impairment losses. For additional information see Note 4 to the Financial Statements.

Full year operating income for 1997 is expected to improve over 1996. However, such improvement could be adversely affected by the factors noted in the cautionary statement on page 18.

EMPLOYEE LIFE AND HEALTH BENEFITS

===================================================================
FINANCIAL SUMMARY            Three Months Ended    Six Months Ended
                                 June 30,              June 30,
 (In millions)                1997      1996       1997       1996
-------------------------------------------------------------------
 Premiums and fees          $2,117    $2,075     $4,220     $4,152
 Net investment income         138       143        273        287
 Other revenues                117        99        224        202
 Realized investment gains
 (losses)                        1        (7)         7         (9)
                             --------------------------------------
 Total revenues              2,373     2,310      4,724      4,632
 Benefits and expenses       2,186     2,139      4,352      4,291
                            --------------------------------------
 Income before taxes           187       171        372        341
 Income taxes                   59        54        123        114
                            --------------------------------------
 Net income                   $128      $117       $249       $227
----------------------------======================================
 Realized investment gains
 (losses), net of taxes         $2       ($4)        $6        ($6)
----------------------------======================================

Net income for the Employee Life and Health Benefits segment increased 9% for the second quarter and 10% for the six months of 1997, compared with the same periods last year. Operating income was $126 million and $243 million for the second quarter and six months of 1997, compared with $121 million and $233 million for the same periods last year. Operating income for the Indemnity and HMO operations was as follows:

===================================================================
                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
 (In millions)               1997         1996       1997      1996
-------------------------------------------------------------------
 Indemnity operations         $68          $69       $126      $125
 HMO operations                58           52        117       108
-------------------------------------------------------------------
 Total                       $126         $121       $243      $233
===================================================================

Indemnity operating income for the second quarter and six months of 1997 was about even with the same periods last year. The second quarter and six months of 1997 include improvements of $8 million and $12 million, respectively, in the segment's long-term disability (LTD) business resulting from rate increases and strengthened underwriting. Also favorably affecting these periods was improved group life insurance claim experience. Offsetting these 1997 improvements were unfavorable medical claim experience, higher operating expenses primarily due to customer service initiatives, and decreased investment income resulting from lower average assets and yields.

HMO results for the second quarter and six months of 1997 include favorable after-tax adjustments of $9 million and $13 million, respectively, from certain reserve reviews compared with $5 million for the second quarter and six months of 1996. Results for the six months of 1996 also include a first quarter after-tax gain of $8 million from the sale of subsidiaries. Excluding these items, HMO earnings were $49 million and $104 million for the second quarter and six months of 1997, respectively, compared with $47 million and $95 million for the same periods last year. These improvements primarily reflect rate increases and membership growth, particularly for dental HMOs, partially offset by higher operating expenses associated with growth and customer service initiatives.

Premiums and fees increased 2% for both the second quarter and six months of 1997, compared to the same periods last year. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Total HMO membership increased 7% since June 30, 1996 and 6% since December 31, 1996, primarily reflecting membership growth in CIGNA's HMO alternative funding programs. Under these programs, the customer assumes all or a portion of the responsibility for funding claims. CIGNA generally earns a lower margin on these programs than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the second quarter and six months of 1997 were approximately $2.4 billion and $4.8 billion. These amounts represent an increase of 2% and a decrease of 1% compared with the same periods last year. Generally, premium equivalents for alternative funding programs reflect growth in HMOs offset by cancellations and conversions of medical indemnity business to HMOs. Premium equivalents are expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Premium equivalents were 53% and 54% of total adjusted premiums and fees for the six months of 1997 and 1996, respectively. Administrative Services Only (ASO) plans accounted for 49% of total adjusted premiums and fees for the six months of 1997 and 1996.

As discussed on page 9, the effects of the Healthsource acquisition since the acquisition date were not material.

 EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

==================================================================
 FINANCIAL SUMMARY       Three Months Ended     Six Months Ended
                              June 30,              June 30,
 (In millions)                1997      1996       1997       1996
------------------------------------------------------------------
 Premiums and fees             $52       $50        $98        $88
 Net investment income         397       431        799        859
 Realized investment gains
 (losses)                        2        (6)        14         10
                           ---------------------------------------
 Total revenues                451       475        911        957
 Benefits and expenses         372       415        740        806
                           ---------------------------------------
 Income before taxes            79        60        171        151
 Income taxes                   25        20         55         50
                           ---------------------------------------
 Net income                    $54       $40       $116       $101
---------------------------=======================================
 Realized investment gains
 (losses), net of taxes         $1       ($4)        $9         $6
---------------------------=======================================

Net income for the Employee Retirement and Savings Benefits segment increased 35% and 15% for the second quarter and six months of 1997, compared with the same periods of 1996. Results for the second quarter and six months of 1996 include an after-tax charge of $8 million for expected state guaranty fund assessments. Operating income was $53 million and $107 million for the second quarter and six months of 1997, compared with $52 million and $103 million for the same periods last year excluding the above charge. These increases reflect higher earnings from an increased asset base primarily in separate account equity funds, which generally have lower margins than general account investment vehicles, partially offset by lower investment yields.

Premiums and fees increased 4% and 11% for the second quarter and six months of 1997, respectively, compared with the same periods last year, primarily reflecting higher annuity sales.

Net investment income decreased 8% and 7% for the second quarter and six months of 1997, respectively, compared with the same periods last year. These decreases primarily reflect lower investment yields and customers' continued redirection of a portion of their investments from the general account to separate accounts.

Assets under management is generally a key determinant of earnings for this segment. For the six months ended June 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

========================================================================
 (In millions)                                      1997           1996
------------------------------------------------------------------------
 Balance -- January 1                            $ 40,587      $ 38,183
 Premiums and deposits                              3,598         3,068
 Investment results                                 1,200         1,360
 Increase (decrease) in fair value of assets        1,711          (422)
 Customer withdrawals                              (1,220)       (1,236)
 Other, including participant withdrawals
  and benefit payments                             (2,043)       (2,481)
------------------------------------------------------------------------
 Balance -- June 30                              $ 43,833      $ 38,472
========================================================================

Premiums and deposits increased 17% in the six months of 1997, compared with the same period in 1996, primarily reflecting higher recurring deposits from existing customers. Sales to new customers and new plan sales to existing customers were approximately 52% and 57% of premiums and deposits for the six months of 1997 and 1996, respectively. The decrease in investment results reflects the absence of capital gains in 1997 compared with 1996 and lower investment yields. The increase for 1997 in the fair value of assets is due to market value appreciation of equity securities in separate accounts. The decrease in other compared with 1996 is due to lower scheduled maturities on guaranteed investment contracts.

Management expects asset growth to continue to be constrained due to the lack of growth in the defined benefit market resulting from customers' preference for defined contribution products. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.


 INDIVIDUAL FINANCIAL SERVICES

=================================================================
 FINANCIAL SUMMARY       Three Months Ended    Six Months Ended
                              June 30,             June 30,
 (In millions)                1997      1996       1997      1996
-----------------------------------------------------------------
 Premiums and fees            $249      $209       $483      $445
 Net investment income         271       271        531       523
 Other revenues                 15        21         29        38
 Realized investment gains
 (losses)                       (2)       (2)        11        --
                            -------------------------------------
 Total revenues                533       499      1,054     1,006
 Benefits and expenses         461       437        897       892
                            -------------------------------------
 Income before taxes            72        62        157       114
 Income taxes                   25        22         55        40
                            -------------------------------------
 Net income                    $47       $40       $102       $74
----------------------------=====================================
 Realized investment gains
 (losses), net of taxes        ($1)      ($2)        $7       $--
----------------------------=====================================

Net income for the Individual Financial Services segment increased 18% and 38% for the second quarter and six months of 1997, respectively, compared with the same periods last year. Results for the second quarter and six months of 1996 include a net after-tax charge of $3 million resulting from account reviews. Operating income was $48 million and $95 million for the second quarter and six months of 1997, compared with $45 million and $77 million, excluding the above charge, for the same periods last year. These increases primarily reflect favorable mortality and, to a lesser extent, business growth.

For the second quarter and six months of 1997, premiums and fees increased 19% and 9%, respectively, compared with the same periods of 1996. These increases primarily reflect growth in reinsurance and interest sensitive products. This growth was partially offset by lower leveraged corporate-owned life insurance
(COLI) renewal premiums.

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged COLI products. Revenues of $286 million and operating income of $19 million for the six months of 1997 were from leveraged COLI products that are affected by this legislation. The effect of the legislation on the segment's operating income is not expected to be material through 1998. Beginning in 1999, the effect of the legislation is uncertain; however, it could have a material adverse effect on the segment's operating income. CIGNA does not expect this legislation to have a material effect on its consolidated results of operations, liquidity or financial condition.

A significant portion of this segment's businesses are expected to be sold by the end of 1997. See page 9 for further discussion.

 PROPERTY AND CASUALTY

=================================================================
 FINANCIAL SUMMARY        Three Months Ended   Six Months Ended
                               June 30,            June 30,
 (In millions)                1997      1996       1997      1996
-----------------------------------------------------------------
 Premiums and fees          $1,064    $1,165     $2,069    $2,204
 Net investment income         189       208        384       405
 Other revenues                 65        60        137       113
 Realized investment gains
 (losses)                       11       (13)        24        --
                           --------------------------------------
 Total revenues              1,329     1,420      2,614     2,722
 Benefits and expenses       1,238     1,345      2,428     2,579
                           --------------------------------------
 Income before taxes            91        75        186       143
 Income taxes                   25        24         55        42
                           --------------------------------------
 Net income                    $66       $51       $131      $101
----------------------------=====================================
 Realized investment gains
 (losses), net of taxes         $7       ($8)       $15       $--
----------------------------=====================================

Net income for the Property and Casualty segment increased 29% and 30% for the second quarter and six months of 1997, respectively, compared with the same periods last year.

Operating income was level for the second quarter and increased 15% for the six months of 1997, compared with the same periods in 1996. Operating income for the ongoing and run-off operations was as follows:
=================================================================
                            Three Months Ended   Six Months Ended
                                  June 30,            June 30,
 (In millions)                1997      1996       1997      1996
-----------------------------------------------------------------
 Ongoing operations:

   International               $36       $36        $69       $65
   Domestic                     23        20         46        32
                             ------------------------------------
     Total ongoing
       operations               59        56        115        97
 Run-off operations             --         3          1         4
-----------------------------------------------------------------
     Total                     $59       $59       $116      $101
=================================================================

Operating income for the second quarter and six months ended June 30, 1997 for international operations includes a $6 million after-tax charge for cost reduction activities, primarily severance. Excluding this charge, the improvement for the second quarter and six months of 1997 in the international operations reflects improved international life insurance results and, for the six months, favorable claim experience in the international property and casualty operations. Improvement in the domestic operations' results for second quarter and six months primarily reflects lower catastrophes and, for the quarter, favorable prior year development, partially offset by lower premiums and fees in 1997. Results for the international and domestic operations continue to reflect a highly competitive pricing environment.

Premiums and fees declined 9% and 6% in the second quarter and six months of 1997, compared with the same periods last year. These declines primarily reflect strict underwriting standards, continued competition (particularly in domestic casualty, large risk property and commercial package lines of business), and an unfavorable effect from foreign currency translation (approximately $50 million and $70 million, respectively). Strong growth in the international accident and health and, to a lesser extent, international property and casualty lines of business partially offset these declines.

The domestic ongoing operations had pre-tax catastrophe losses of $2 million and $14 million, net of reinsurance, for the second quarter and six months of 1997, compared with $8 million and $31 million for the same periods of 1996. Catastrophe losses for the six months of 1996 include $18 million for East Coast winter storms. The international operations had no catastrophe losses in the second quarter and six months of 1997 and 1996. The effects of reinsurance on catastrophe losses for the periods presented were not material.

Certain competitors and policyholders of CIGNA are challenging in court the restructuring of its domestic property and casualty business into two separate operations, ongoing and run-off. Although CIGNA expects the matter to be in litigation for some time, it expects to ultimately prevail.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves and reinsurance recoverables are described in its 1996 Form 10-K.

CIGNA's property and casualty loss reserves of $16.0 billion and $16.5 billion as of June 30, 1997 and December 31, 1996, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

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

CIGNA's reinsurance recoverables were approximately $6.3 billion and $6.8 billion as of June 30, 1997 and December 31, 1996, net of allowances for unrecoverable reinsurance of $716 million and $711 million, respectively.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

The  following  table  shows the  adverse  (favorable)  pre-tax  effects  on the
Property  and  Casualty   segment's   results  of  operations  from  prior  year
development, net of reinsurance, for the quarter and six months ended June 30:
=================================================================
                            Three Months Ended   Six Months Ended
                                  June 30,            June 30,
 (In millions)                 1997      1996      1997      1996
-----------------------------------------------------------------
 By business operation:
   Ongoing operations           ($7)      $17       $14       $17
   Run-off operations            47        36       100        72
-----------------------------------------------------------------
 Total                          $40       $53      $114       $89
=================================================================
 By type of loss:
   Asbestos-related             $27       $10       $48       $14
   Environmental pollution        8         9        14        26
   Unrecoverable
      reinsurance                 3        14         9        18
   Workers' compensation          6         7        18        19
   Other                         (4)       13        25        12
-----------------------------------------------------------------
 Total                          $40       $53      $114       $89
=================================================================

The favorable effect on Other prior year development for the second quarter was primarily attributable to the commercial package line of business, while the unfavorable development for the six months of 1997 was primarily attributable to development on assumed reinsurance, commercial fire and long-term exposures.

OTHER OPERATIONS

Other Operations includes unallocated investment income, expenses (including debt service and new business initiatives), and taxes. Also included are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities.

Other Operations had net losses of $16 million and $31 million for the second quarter and six months ended June 30, 1997, respectively, compared with net losses of $17 million and $34 million for the same periods in 1996. Net losses included after-tax realized investment losses of $3 million and $2 million for the second quarter and six months of 1996. There were no realized investment gains or losses for the second quarter and six months ended June 30, 1997.

 LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the six months of 1997, cash and cash equivalents increased $402 million from $1.3 billion as of December 31, 1996. The increase primarily reflects cash provided by operating activities ($353 million), reflecting earnings and the timing of operating cash receipts and disbursements, proceeds on the issuance of long-term debt ($600 million) and net proceeds on short-term debt ($146 million). The increase in cash flows was partially offset by cash used in investing activities ($548 million, which includes the $1.3 billion acquisition of Healthsource partially offset by net investment sales) and payments of dividends on and repurchases of CIGNA common stock ($177 million). For additional information regarding the funding of the Healthsource acquisition, see page 9.

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

CIGNA had $1.5 billion of long-term debt outstanding at June 30, 1997, compared with $1.02 billion at December 31, 1996. This increase primarily reflects issuance in May 1997 of $300 million of 7.4% unsecured Notes due in 2007 and $300 million of 7.875% unsecured Debentures due in 2027. The proceeds from these issues were used to finance the acquisition of Healthsource. As of June 30, 1997, CIGNA had $200 million remaining under a shelf registration statement that may be issued as debt or equity securities, or both, depending upon market conditions and CIGNA's capital requirements.

At June 30, 1997, CIGNA's short-term debt amounted to $735 million, an increase of $446 million from December 31, 1996. The increase includes the assumption of debt from Healthsource of approximately $250 million, which CIGNA expects to repay in the third quarter.

In April 1996, CIGNA's Board of Directors authorized the purchase of up to $500 million of its common stock, depending on prevailing market conditions and alternative uses of capital. Under this authorization, approximately $350 million, or 2.8 million shares, of common stock were purchased as of June 30, 1997. Shares were purchased with internal funds. As a result of the Healthsource acquisition, CIGNA suspended stock repurchases. However, CIGNA expects to resume the repurchase program due to the agreement to sell its individual life insurance and annuity businesses.

 INVESTMENT ASSETS

===================================================================
                                      June 30,        December 31,
 (In millions)                            1997                1996
------------------------------------------------------------------
 Fixed maturities                      $34,470             $34,933
 Equity securities                         799                 701
 Mortgage loans                         10,973              10,927
 Real estate                             1,040               1,102
 Other, primarily policy loans           8,411               8,871
-------------------------------------------------------------------
 Total investment assets               $55,693             $56,534
===================================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the second quarter 1997 Financial Statements and Notes 2, 4 and 5 to the 1996 Financial Statements as well as the 1996 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

===================================================================
                                         June 30,     December 31,
                                             1997             1996
-------------------------------------------------------------------
 Fixed maturities                             29%              28%
 Mortgage loans                               54%              56%
 Real estate                                  62%              58%
===================================================================

 Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of June 30, 1997 and December 31, 1996, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $1.3 billion and $1.5 billion, respectively. The decrease in unrealized appreciation primarily reflects the upward movement in interest rates since December 31, 1996.

     Potential Problem Bonds

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $78 million of potential problem bonds, including amounts attributable to policyholder contracts, as of June 30, 1997, compared with $107 million as of December 31, 1996. These amounts are net of $7 million and $5 million of cumulative write-downs, respectively.

     Problem Bonds

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of June 30, 1997 and December 31, 1996, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $192 million and $160 million, net of related cumulative write-downs of $75 million and $125 million, respectively.

     Cumulative Write-Downs for Bonds

CIGNA had cumulative write-downs for bonds as of June 30, 1997 and 1996 of $83 million and $156 million, respectively, including $25 million and $55 million attributable to policyholder contracts. Also, cumulative write-downs as of June 30, 1997 and 1996 included $1 million and $2 million, respectively, for bonds no longer classified as problem or potential problem bonds.

During the six months of 1997 and 1996, CIGNA established write-downs of $19 million and $25 million, respectively, for problem and potential problem bonds. These amounts included $7 million and $8 million, attributable to policyholder contracts, for the six months of 1997 and 1996, respectively. See the Summary on page 18 for the adverse effect of write-downs on policyholder contracts and on CIGNA's net income.

     Effect of Non-Accruals for Bonds

CIGNA recognizes interest income on problem bonds only when payment is received. See the Summary on page 18 for the adverse effect of non-accruals for bonds on policyholder contracts and on CIGNA's net income.

Mortgage Loans
===================================================================
                                       June 30,       December 31,
                                           1997               1996
-------------------------------------------------------------------
 Mortgage loans (in millions)           $10,973            $10,927
 Property type:
    Retail facilities                       42%                43%
    Office buildings                         33                 34
    Apartment buildings                      12                 12
    Hotels                                    6                  6
    Other                                     7                  5
 Total                                      100%               100%
===================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

During the six months of 1997, $505 million of mortgage loans were scheduled to mature, of which $204 million were paid in full, $103 million were extended at existing loan rates for a weighted average of ten months and $69 million were refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remaining scheduled maturities of $129 million were problem mortgage loans. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

     Potential Problem Mortgage Loans

Potential problem mortgage loans include:
o fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification;
o    fully current loans for which the borrower has requested restructuring; and
o loans that are 30 to 59 days delinquent with respect to interest or principal payments.

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $290 million as of June 30, 1997, and $384 million as of December 31, 1996, net of related valuation reserves of $33 million and $30 million, respectively.

     Problem Mortgage Loans

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date. As of June 30, 1997, restructured mortgage loans with a carrying value of $225 million had their original maturity date extended, with a weighted average extension of approximately five years. Restructured mortgage loans generated annualized cash returns averaging approximately 10.30% as of June 30, 1997.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $284 million and $363 million, net of valuation reserves of $33 million and $71 million, as of June 30, 1997 and December 31, 1996, respectively.

     Valuation Reserves for Mortgage Loans

CIGNA had valuation reserves for mortgage loans at June 30, 1997 and 1996 of $66 million and $121 million, respectively, including $43 million and $78 million attributable to policyholder contracts.

During the six months of 1997 and 1996, CIGNA established valuation reserves of $13 million and $49 million, respectively, for problem and potential problem mortgage loans. These amounts included $6 million and $29 million attributable to policyholder contracts.

See the Summary on page 18 for the adverse effect of valuation reserves on policyholder contracts and on CIGNA's net income.


     Effect of Non-Accruals for Mortgage Loans

CIGNA recognizes interest income on problem mortgage loans only when payment is received. See the Summary on page 18 for the adverse effect of non-accruals for mortgage loans on policyholder contracts and on CIGNA's net income.

Real Estate

As of June 30, 1997 and December 31, 1996, investment real estate, net of reserves and write-downs, included: 1) $469 million and $495 million, respectively, of real estate held for the production of income, and 2) $571 million and $607 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

     Real Estate Write-downs and Valuation Reserves

CIGNA had cumulative write-downs and valuation reserves for real estate at June 30, 1997 and 1996 of $321 million and $394 million, respectively, including $175 million and $200 million attributable to policyholder contracts.

See the Summary on page 18 for the adverse effect of write-downs and valuation reserves on policyholder contracts and on CIGNA's net income.

 Summary

 The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:

===================================================================================================================================
                                  Three Months Ended June 30,                                 Six Months Ended June 30,
                    --------------------------------------------------------------------------------------------------------------
                              1997                          1996                          1997                       1996
                    ----------------------        ----------------------         ----------------------     ----------------------
                      Policy-                       Policy-                        Policy-                     Policy-
                       holder                        holder                         holder                      holder
 (In millions)      Contracts       CIGNA         Contracts        CIGNA         Contracts       CIGNA       Contracts       CIGNA
-----------------------------------------------------------------------------------------------------------------------------------
 Write-downs and
 valuation
 reserves:
    Bonds                 $1          $7                $5           $6                $7          $8              $8         $11
    Mortgage loans         4           4                17            9                 6           5              29          13
    Real estate           --           1                --           --                 1           2              (1)          1
-----------------------------------------------------------------------------------------------------------------------------------
 Total                    $5         $12               $22          $15               $14         $15             $36         $25
===================================================================================================================================
 Non-accruals:
    Bonds                 $1         $--                $2           $5                $3          $5              $5          $8
    Mortgage loans        --          --                 3            1                (1)         --               3           1
-----------------------------------------------------------------------------------------------------------------------------------
 Total                    $1         $--                $5           $6                $2          $5              $8          $9
===================================================================================================================================

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




 CAUTIONARY STATEMENT

 Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse catastrophe experience in CIGNA's property and casualty businesses; 2) adverse property and casualty loss development for events that CIGNA insured in prior years; 3) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 4) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; 5) significant changes in interest rates; and 6) charges associated with the Healthsource acquisition.

Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of CIGNA Corporation was held on April 23, 1997. At the meeting, 64,353,016 shares of Common Stock were represented and entitled to vote, and 74,020,823 shares of Common Stock were outstanding and entitled to vote. CIGNA shareholders elected nominees to the Board of Directors, ratified the appointment of Price Waterhouse LLP as independent accountants for 1997, and approved the CIGNA Executive Incentive Plan.

                                                                        Votes
                                             Votes For                 Withheld
                                            ----------                ---------
         Election of nominees to
         Board of Directors  for
         term expiring in April, 2000:

         Alfred C. DeCrane, Jr.              64,008,920                344,096
         Paul F. Oreffice                    64,005,024                347,992
         Wilson H. Taylor                    64,022,885                330,131
         Harold A. Wagner                    64,007,285                345,731

         -------------------------------


                                     Votes For     Votes Against   Abstentions
                                    ----------     -------------   -----------
         Ratification of Price
         Waterhouse LLP as
         Independent Accountants    64,232,673        41,468         78,875


         -------------------------------


                                     Votes For     Votes Against   Abstentions
                                    ----------     -------------   -----------
          Approval of the
          CIGNA Executive
          Incentive Plan            61,960,587     1,584,179        808,250

Item 6. Exhibits and Reports on Form 8-K.

          (a)  See Exhibit Index.

          (b) During the quarterly period ended June 30, 1997, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

               o dated April 30, 1997, Item 5 - containing a news release regarding its first quarter 1997 results.

               o dated July 30, 1997, Item 5 - containing a news release regarding its second quarter 1997 results.

               o dated August 4, 1997, Item 5 - containing a news release regarding the adoption of the Shareholder Rights Agreement.

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



                                                CIGNA CORPORATION



                                                By /s/ Gary A. Swords
                                                   Gary A. Swords
                                                   Vice President and
                                                   Chief Accounting Officer

Date:    August 6, 1997

                                  Exhibit Index


                                               Method of
Number    Description                          Filing

4         Description of Preferred Stock       Filed as Item 1 and Exhibit 1
          Purchase Rights, including the       to CIGNA Corporation's Form 8-A
          Rights Agreement dated as of         Registration Statement dated
          July 23, 1997 between CIGNA          July 23, 1997 and incorporated
          Corporation and First Chicago        herein by reference.
          Trust Company of New York

10        Stock Compensation Plan              Filed herewith.
          for Non-Employee Directors of
          CIGNA Corporation, as amended
          and restated effective
          July 1, 1997

11        Computation of Earnings              Filed herewith.
          Per Share

12        Computation of Ratio of              Filed herewith.
          Earnings to Fixed Charges

27        Financial Data Schedule              Included only in
                                               the EDGAR version
                                               of the Form 10-Q.