Form 10-Q
period 1997-09-30
CIGNA CORP
filed 1997-11-07
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                               Yes  x     No

  As of September 30, 1997, 74,057,237 shares of the issuer's Common Stock were outstanding.

                                CIGNA CORPORATION


                                      INDEX


                                                                   Page No.

PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Statements of Income
                   and Retained Earnings                               1
                  Consolidated Balance Sheets                          2
                  Consolidated Statements of Cash Flows                3
                  Notes to Financial Statements                        4

        Item 2.   Management's Discussion and
                  Analysis of Financial Condition
                   and Results of Operations                           8


PART II. OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K                    19

SIGNATURE                                                             20

EXHIBIT INDEX                                                         21



As used herein, "CIGNA" refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
(In millions, except per share amounts)

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                 September 30,
                                                1997          1996          1997         1996
==============================================================================================================================
REVENUES
Premiums and fees                              $3,925        $3,444       $10,795       $10,333
Net investment income                           1,057         1,069         3,172         3,263
Other revenues                                    175           154           498           448
Realized investment gains                          25            18            81            17
                                             --------      --------      --------      --------
    Total revenues                              5,182         4,685        14,546        14,061
                                             --------      --------      --------      --------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses        3,359         3,064         9,433         9,337
Policy acquisition expenses                       263           283           797           877
Other operating expenses                        1,133           904         3,041         2,710
                                             --------      --------      --------      --------
    Total benefits, losses and expenses         4,755         4,251        13,271        12,924
                                             --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                        427           434         1,275         1,137
                                             --------      --------      --------      --------

Income taxes:
    Current                                        86           152           320           264
    Deferred                                       62             1           109           123
                                             --------      --------      --------      --------
        Total taxes                               148           153           429           387
                                             --------      --------      --------      --------

NET INCOME                                        279           281           846           750
Common dividends declared                         (61)          (60)         (184)         (182)
Retained earnings, beginning of period          5,299         4,388         4,855         4,041
-----------------------------------------------------------------------------------------------

RETAINED EARNINGS, END OF PERIOD               $5,517        $4,609        $5,517        $4,609
------------------------------------------=====================================================

EARNINGS PER SHARE                              $3.72         $3.69        $11.31         $9.80
------------------------------------------=====================================================

DIVIDENDS DECLARED PER SHARE                    $0.83         $0.80         $2.49         $2.40
------------------------------------------=====================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                             As of                     As of
                                                                           September 30,              December 31,
                                                                              1997                     1996
================================================================================================================
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $33,817; $33,404)    $     35,630             $      34,933
   Equity securities, at fair value (cost, $715; $573)                            937                       701
   Mortgage loans                                                              10,813                    10,927
   Policy loans                                                                 7,252                     7,296
   Real estate                                                                  1,023                     1,102
   Other long-term investments                                                    231                       255
   Short-term investments                                                         887                     1,320
                                                                           -----------              ------------
       Total investments                                                       56,773                    56,534
Cash and cash equivalents                                                       1,470                     1,287
Accrued investment income                                                       1,088                       890
Premiums, accounts and notes receivable                                         4,441                     4,229
Reinsurance recoverables                                                        6,938                     7,287
Deferred policy acquisition costs                                               1,291                     1,230
Property and equipment                                                            868                       802
Deferred income taxes                                                           1,765                     1,998
Other assets                                                                      959                       993
Goodwill and other intangibles                                                  2,545                     1,068
Separate account assets                                                        28,290                    22,614
----------------------------------------------------------------------------------------------------------------

        Total assets                                                     $    106,428             $      98,932
---------------------------------------------------------------------------=====================================

LIABILITIES
Contractholder deposit funds                                             $     30,271             $      29,878
Unpaid claims and claim expenses                                               18,434                    18,841
Future policy benefits                                                         11,896                    11,784
Unearned premiums                                                               1,852                     1,940
                                                                           -----------              ------------
         Total insurance and contractholder liabilities                        62,453                    62,443
Accounts payable, accrued expenses and other liabilities                        5,775                     5,326
Current income taxes                                                              172                       221
Short-term debt                                                                   444                       289
Long-term debt                                                                  1,499                     1,021
Separate account liabilities                                                   28,094                    22,424
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     98,437                    91,724
----------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 8

SHAREHOLDERS' EQUITY
Common stock (shares issued, 88)                                                   88                        88
Additional paid-in capital                                                      2,631                     2,572
Net unrealized appreciation, fixed maturities                                     620                       539
Net unrealized appreciation, equity securities                                    149                        88
Net translation of foreign currencies                                             (66)                      (45)
Retained earnings                                                               5,517                     4,855
Less treasury stock, at cost                                                     (948)                     (889)
----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             7,991                     7,208
----------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                      $    106,428             $      98,932
---------------------------------------------------------------------------=====================================

SHAREHOLDERS' EQUITY PER SHARE                                           $     107.90             $        97.15
---------------------------------------------------------------------------=====================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                         Nine Months Ended September 30,
                                                                                        1997                        1996
============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $       846                 $       750
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities, net of reinsurance recoverables                          168                        (201)
            Premiums, accounts and notes receivable                                         (99)                        (39)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                        (26)                       (123)
            Deferred income taxes                                                           109                         123
            Realized investment (gains)                                                     (81)                        (17)
            Gain on sale of businesses and other equity interests                             -                         (18)
            Other, net                                                                     (195)                       (134)
                                                                                      ----------                  ----------
            Net cash provided by operating activities                                       722                         341
                                                                                      ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                                  4,491                       4,925
        Equity securities                                                                   204                         304
        Mortgage loans                                                                      465                         315
        Other (primarily short-term investments)                                         11,029                       8,871
    Investment maturities and repayments:
        Fixed maturities                                                                  2,588                       2,891
        Mortgage loans                                                                      446                         542
    Investments purchased:
        Fixed maturities                                                                 (7,328)                     (6,879)
        Equity securities                                                                  (347)                       (317)
        Mortgage loans                                                                     (908)                     (1,247)
        Other (primarily short-term investments)                                        (10,111)                     (8,627)
    Net cash from acquisitions and dispositions                                          (1,339)                         66
    Other, net                                                                             (115)                       (106)
                                                                                      ----------                  ----------
        Net cash provided by (used in) investing activities                                (925)                        738
                                                                                      ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                        5,384                       4,900
    Withdrawals and benefit payments from contractholder deposit funds                   (5,181)                     (4,944)
    Net issuance (repayment) of short-term debt                                             104                         (11)
    Issuance of long-term debt                                                              600                           -
    Repurchase of common stock                                                              (55)                       (161)
    Repayment of long-term debt including current portion                                  (276)                       (158)
    Common dividends paid                                                                  (182)                       (180)
    Other, net                                                                               11                          11
                                                                                      ----------                  ----------
       Net cash provided by (used in) financing activities                                  405                        (543)
                                                                                      ----------                  ----------
Effect of foreign currency rate changes on cash and cash equivalents                        (19)                         (7)
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   183                         529
Cash and cash equivalents, beginning of period                                            1,287                       1,559
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $     1,470                 $     2,088
--------------------------------------------------------------------------------------======================================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                               $       333                 $       194
    Interest paid                                                                   $        82                 $        88
----------------------------------------------------------------------------------------------------------------------------

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


NOTE 2-NEW ACCOUNTING PRONOUNCEMENT

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share (EPS)." SFAS No. 128 replaces primary EPS with basic EPS, which is computed using only weighted average common shares outstanding without considering common stock equivalents. Diluted EPS under SFAS No. 128 is computed similarly to fully diluted EPS. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement. Adoption is required as of December 31, 1997, at which time all prior periods must be restated. The effect on CIGNA's EPS of adopting SFAS No. 128 is not expected to be material.



NOTE 3-ACQUISITIONS AND DISPOSITIONS

At the end of the second quarter of 1997, CIGNA acquired the outstanding common stock of Healthsource, Inc. (Healthsource). The cost of the acquisition was $1.7 billion, reflecting the purchase of Healthsource's common stock for $1.4 billion in June 1997 and the retirement of Healthsource debt of approximately $250 million in the third quarter of 1997. The acquisition was accounted for as a purchase, and was financed through the issuance of long-term debt of $600 million and a combination of internally generated funds and short-term debt. The results of operations of Healthsource are included in the accompanying consolidated financial statements from the date of acquisition. Intangible assets and goodwill of $1.5 billion are being amortized on a straight-line basis over periods ranging from eight to 40 years.

In the fourth quarter of 1997, CIGNA expects to 1) complete its fair value analysis of Healthsource's net assets; 2) finalize plans for integrating Healthsource with CIGNA and 3) finalize plans for restructuring its health care operations. The effect on net income from these initiatives is not reasonably estimable at this time; however, the charge is not expected to exceed $125 million after-tax.

Healthsource's total revenues were $971 million and $1.7 billion for the six months ended June 30, 1997 and for the full year 1996, respectively. The pro forma effect on CIGNA's net income was not material.

In July 1997, CIGNA entered into an agreement to sell its individual life insurance and annuity businesses, which are included in the Individual Financial Services segment, for cash proceeds of $1.4 billion. Revenues for these businesses were $230 million and $703 million for the third quarter and nine months of 1997, respectively, compared with $227 million and $671 million for the same periods last year. Net income was $24 million and $72 million for the third quarter and nine months of 1997, respectively, compared with $21 million and $45 million for the same periods of 1996.

Completion of the sale, which is anticipated to occur by the end of 1997, is subject to regulatory approvals. The agreement to sell these businesses is generally in the form of an indemnity reinsurance arrangement, and is expected to result in an after-tax gain on the sale of approximately $700 million. A significant portion of the gain will be deferred and amortized over future periods. Proceeds from the sale are expected to be used for internal growth, acquisitions, and share repurchases, with share repurchases being the expected use in the near term.

CIGNA had other acquisitions and dispositions during the nine months of 1997 and 1996, the effects of which were not material to the financial statements.

NOTE 4-INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

---------------------------------------------------------------------
                              Three Months           Nine Months
                                 Ended                  Ended
                             September 30,          September 30,
(In millions)              1997        1996        1997       1996
---------------------------------------------------------------------
Realized investment
gains (losses):
     Fixed maturities           $6           $3        $35        $--
     Equity securities          19            4         33         13
     Mortgage loans             (3)          --        (17)       (20)
     Real estate                 3            6         20          7
     Other                      --            5         10         17
                         ---------  ----------- ----------  ---------
                                25           18         81         17
Less income taxes                8            7         27          8
---------------------------------------------------------------------
Net realized investment
gains                          $17          $11        $54         $9
=====================================================================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

---------------------------------------------------------------------
                              Three Months           Nine Months
                                 Ended                  Ended
                             September 30,          September 30,
(In millions)              1997        1996        1997       1996
---------------------------------------------------------------------

Proceeds from sales      $1,417       $1,544     $4,695     $5,209
Gross gains on sales         55           46        141        140
Gross losses on sales       (10)         (40)       (70)      (120)
---------------------------------------------------------------------

Net unrealized appreciation for investments carried at fair value is included as a separate component of Shareholders' Equity, net of policyholder-related amounts and deferred income taxes. The net unrealized appreciation for these investments, primarily fixed maturities, during the third quarter and nine months of 1997 increased by $200 million and $142 million, respectively, compared with an increase of $2 million and a decrease of $565 million for the same periods last year.

NOTE 5-EARNINGS PER SHARE

Earnings per share were based on net income divided by weighted average common shares, including common share equivalents, as follows:

---------------------------------------------------------------------
                              Three Months           Nine Months
                                 Ended                  Ended
                             September 30,          September 30,
(In thousands)             1997        1996        1997       1996
---------------------------------------------------------------------
Weighted average
common shares               75,041       76,055     74,791     76,585
---------------------------------------------------------------------

There is no significant difference between earnings per share on a primary and a fully diluted basis.

Common shares held as Treasury shares were 13,841,468 and 12,390,283 as of September 30, 1997 and 1996, respectively.

NOTE 6-INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS completed its audits for the years 1982 through 1990, and challenged CIGNA on one issue related to years prior to 1989. During the third quarter of 1997, the U.S. Tax Court ruled against CIGNA in connection with this issue. The decision did not have an effect on results of operations, as adequate reserves had been previously established. As a result of this ruling, CIGNA made payments of approximately $100 million prior to September 30, 1997 and an additional $150 million in the fourth quarter of 1997. CIGNA plans to appeal the U.S. Tax Court decision to the U.S. Court of Appeals.

As of September 30, 1997, CIGNA had no tax basis operating loss carryforwards.

NOTE 7-REINSURANCE

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. Allowances for uncollectible amounts were $719 million and $711 million as of September 30, 1997 and December 31, 1996, respectively. While future charges for unrecoverable reinsurance may materially affect results of operations in future periods, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the third quarter and nine months of 1997, premiums and fees were net of ceded premiums of $448 million and $1.5 billion, respectively. For the third quarter and nine months of 1996, premiums and fees were net of ceded premiums of $619 million and $1.6 billion, respectively. In addition, benefits, losses and settlement expenses for the third quarter and nine months of 1997 were net of reinsurance recoveries of $376 million and $1.1 billion, respectively. Benefits, losses and settlement expenses for the third quarter and nine months of 1996 were net of reinsurance recoveries of $410 million and $1.2 billion, respectively.


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

Various federal and state proposals have been made to place limitations on the formation and operation of efficient health care networks. Due to uncertainties associated with the timing and content of any health care legislation, the effect on CIGNA's future results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

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

Property and Casualty Restructuring

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of September 30, 1997, compared with December 31, 1996, and its results of operations for the quarter and nine months ended September 30, 1997, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1996 Annual Report to Shareholders (pages 8 through 21) and in CIGNA's report on Form 10-Q for the first and second quarters of 1997, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

At the end of the second quarter of 1997, CIGNA acquired the outstanding common stock of Healthsource, Inc. (Healthsource). The cost of the acquisition was $1.7 billion, reflecting the purchase of Healthsource's common stock for $1.4 billion in June 1997 and the retirement of Healthsource debt of approximately $250 million in the third quarter of 1997. The acquisition was accounted for as a purchase, and was financed through the issuance of long-term debt of $600 million and a combination of internally generated funds and short-term debt. The results of operations of Healthsource are included in the accompanying consolidated financial statements from the date of acquisition. Intangible assets and goodwill of $1.5 billion are being amortized on a straight-line basis over periods ranging from eight to 40 years.

In the fourth quarter of 1997, CIGNA expects to 1) complete its fair value analysis of Healthsource's net assets; 2) finalize plans for integrating Healthsource with CIGNA and 3) finalize plans for restructuring its health care operations. The effect on net income from these initiatives is not reasonably estimable at this time; however, the charge is not expected to exceed $125 million after-tax.

Healthsource's total revenues were $971 million and $1.7 billion for the six months ended June 30, 1997 and for the full year 1996, respectively. The pro forma effect on CIGNA's net income was not material.

In July 1997, CIGNA entered into an agreement to sell its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. These businesses, which are included in the Individual Financial Services segment, reported the following results:

  ==============================================================
                           Three Months Ended  Nine Months Ended
                              September 30,       September 30,
 (In millions)               1997      1996      1997     1996
  --------------------------------------------------------------
  Revenues                    $230      $227      $703     $671
  Operating income *           $26       $21       $70      $45
  Net income                   $24       $21       $72      $45
  ==============================================================

Completion of the sale, which is anticipated to occur by the end of 1997, is subject to regulatory approvals. The agreement to sell these businesses is generally in the form of an indemnity reinsurance arrangement, and is expected to result in an after-tax gain on the sale of approximately $700 million. A significant portion of the gain will be deferred and amortized over future periods. Proceeds from the sale are expected to be used for internal growth, acquisitions, and share repurchases, with share repurchases being the expected use in the near term.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively.

CIGNA is currently analyzing and modifying or replacing its information systems to ensure that they are capable of processing information for the Year 2000 and beyond. The costs of these efforts are not expected to have a material effect on CIGNA's results of operations. In addition, CIGNA has relationships with various third party entities in its ordinary course of business. Where practicable, CIGNA is assessing and attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on CIGNA's results of operations from the failure of these entities to be Year 2000 ready is not reasonably estimable. Property and casualty indemnity losses for Year 2000 claims are not expected to be material, however, litigation costs to defend or deny such claims are not reasonably estimable at this time.

___________________________________
* Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results.

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS completed its audits for the years 1982 through 1990, and challenged CIGNA on one issue related to years prior to 1989. During the third quarter of 1997, the U.S. Tax Court ruled against CIGNA in connection with this issue. The decision did not have an effect on results of operations, as adequate reserves had been previously established. As a result of this ruling, CIGNA made payments of approximately $100 million prior to September 30, 1997 and an additional $150 million in the fourth quarter of 1997. CIGNA plans to appeal the U.S. Tax Court decision to the U.S. Court of Appeals.

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


CONSOLIDATED RESULTS OF OPERATIONS

================================================================
FINANCIAL SUMMARY          Three Months Ended  Nine Months Ended
                              September 30,      September 30,
(In millions)                 1997     1996      1997      1996
----------------------------------------------------------------
Premiums and fees           $3,925   $3,444   $10,795   $10,333
Net investment income        1,057    1,069     3,172     3,263
Other revenues                 175      154       498       448
Realized investment
gains                           25       18        81        17
                        ----------------------------------------
Total revenues               5,182    4,685    14,546    14,061
Benefits and expenses        4,755    4,251    13,271    12,924
                        ----------------------------------------
Income before taxes            427      434     1,275     1,137
Income taxes                   148      153       429       387
                        ----------------------------------------
Net income                    $279     $281      $846      $750
------------------------========================================
Realized investment
gains, net of taxes            $17      $11       $54        $9
------------------------========================================

CIGNA's 1997 consolidated net income decreased 1% for the third quarter and increased 13% for the nine months, compared with the same periods last year. Operating income for the third quarter and nine months of 1997 was $262 million and $792 million, respectively, compared with $270 million and $741 million, respectively, for the same periods last year. The decrease in operating income for the third quarter reflects increased losses in Other Operations, which include the financing costs associated with the Healthsource acquisition. Improvements in all of the business segments partially offset these increased losses. For the nine months, operating income increased 7%, reflecting improvement in all of the business segments, partially offset by increased losses in Other Operations.

After-tax realized investment results improved for the third quarter and nine months of 1997 from the same periods last year. Results for the third quarter primarily reflect higher gains on sales of equity securities and fixed maturities, partially offset by higher impairment losses on fixed maturities and mortgage loans. Results for the nine months reflect higher gains on sales of fixed maturities, equity securities and real estate as well as lower mortgage loan impairment losses. For additional information, see Note 4 to the Financial Statements.

Full year operating income for 1997 is expected to improve over 1996. However, such improvement could be adversely affected by the factors noted in the cautionary statement on page 18.

EMPLOYEE LIFE AND HEALTH BENEFITS

================================================================
FINANCIAL SUMMARY          Three Months Ended  Nine Months Ended
                              September 30,       September 30,
(In millions)                1997      1996     1997      1996
----------------------------------------------------------------
Premiums and fees           $2,572    $2,036   $6,792    $6,188
Net investment income          142       136      415       423
Other revenues                 116        99      340       301
Realized investment
gains (losses)                  (6)         4        1       (5)
                        ----------------------------------------
Total revenues               2,824     2,275    7,548     6,907
Benefits and expenses        2,629     2,071    6,981     6,362
                        ----------------------------------------
Income before taxes            195       204      567       545
Income taxes                    71        74      194       188
                        ----------------------------------------
Net income                    $124      $130     $373      $357
------------------------========================================
Realized investment
gains (losses), net of
taxes                          ($4)        $3       $2      ($3)
------------------------========================================

Net income for the Employee Life and Health Benefits segment decreased 5% for the third quarter and increased 4% for the nine months of 1997, compared with the same periods last year.

Operating income for the Indemnity and HMO operations was as follows:

================================================================
                           Three Months Ended   Nine Months Ended
                              September 30,       September 30,
(In millions)                1997       1996     1997      1996
----------------------------------------------------------------
Indemnity operations          $76        $73     $202      $198
HMO operations                 52         54      169       162
----------------------------------------------------------------
Total                        $128       $127     $371      $360
================================================================

Indemnity operating income increased 4% and 2% for the third quarter and nine months of 1997, respectively, compared with the same periods last year. Third quarter 1996 results reflect the unfavorable after-tax effects of $7 million from reserve reviews. Excluding this item, operating income for 1997 declined 5%. This decline reflects unfavorable long-term disability claim experience, partially offset by improved results from guaranteed cost medical business and earnings from Healthsource operations. Results for the nine months of 1997 and 1996 include unfavorable after-tax adjustments of $3 million and $9 million, respectively, from reserve reviews. Excluding these items, earnings were $205 million and $207 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease reflects higher operating expenses primarily due to customer service initiatives, and lower investment income resulting from lower average assets and yields, partially offset by improved claim experience.

HMO  results  for  the  third  quarter  of  1996  include  favorable   after-tax
adjustments of $7 million from reserve reviews. Results for the nine months of 1997 and 1996 include favorable after-tax adjustments of $13 million and $12 million, respectively, from reserve reviews and the nine months of 1996 also include a first quarter after-tax gain of $8 million from the sale of subsidiaries. Excluding these items, HMO earnings were $52 million and $156 million for the third quarter and nine months of 1997, respectively, compared with $47 million and $142 million, respectively, for the same periods last year. These higher earnings are due to improved results in the dental operations, primarily reflecting rate increases, cost controls, and membership growth. Results in 1997 for the medical HMOs were about level with the same periods last year, reflecting rate increases and membership growth, offset by higher HMO medical costs, higher operating expenses associated with growth and customer service initiatives, and Healthsource losses after goodwill.

Premiums and fees increased 26% and 10% for the third quarter and nine months of 1997, respectively, compared to the same periods last year, primarily reflecting the addition of Healthsource. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Net investment income increased 4% for the third quarter of 1997 compared to 1996 primarily due to the addition of assets related to Healthsource, partially offset by lower yields. The 2% decrease for the nine months of 1997 compared to 1996 is primarily a result of lower yields, partially offset by the addition of assets related to Healthsource.

Total HMO membership increased 36% since September 30, 1996 and 35% since December 31, 1996. Healthsource accounts for 78% and 79%, of these increases, respectively. The remaining increases primarily reflect membership growth in CIGNA's HMO alternative funding programs. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims. CIGNA generally earns a lower margin on these programs than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the third quarter and nine months of 1997 were approximately $3.0 billion and $7.8 billion, respectively. These amounts represent an increase of 29% and 9%, respectively, compared with the same periods last year primarily reflecting Healthsource. Excluding Healthsource, premium equivalents for alternative funding programs were about level with 1996, reflecting growth in HMOs offset by cancellations and conversions of medical indemnity business to HMOs. Premium equivalents are expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Premium equivalents were 54% of total adjusted premiums and fees for the nine months of 1997 and 1996. Administrative Services Only (ASO) plans accounted for 50% and 48% of total adjusted premiums and fees for the nine months of 1997 and 1996, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

================================================================
FINANCIAL SUMMARY          Three Months Ended  Nine Months Ended
                              September 30,       September 30,
(In millions)                1997       1996     1997      1996
----------------------------------------------------------------
Premiums and fees             $40        $55     $138      $143
Net investment income         393        419    1,192     1,278
Realized investment
gains (losses)                 (3)         9       11        19
                        ----------------------------------------
Total revenues                430        483    1,341     1,440
Benefits and expenses         355        398    1,095     1,204
                        ----------------------------------------
Income before taxes            75         85      246       236
Income taxes                   24         28       79        78
                        ----------------------------------------
Net income                    $51        $57     $167      $158
------------------------========================================
Realized investment
gains (losses), net of
taxes                         ($2)        $5       $7       $11
------------------------========================================

Net income for the Employee Retirement and Savings Benefits segment decreased 11% and increased 6% for the third quarter and nine months of 1997, respectively, compared with the same periods of 1996. Results for the nine months of 1996 include an after-tax charge of $8 million for state guaranty fund assessments. Excluding the above charge, operating income was $53 million and $160 million for the third quarter and nine months of 1997, respectively, compared with $52 million and $155 million, respectively, for the same periods last year. These increases reflect higher earnings from an increased asset base, partially offset by a shift to lower margin products (separate account equity funds) and higher operating expenses related to growth initiatives.

Premiums and fees decreased 27% and 3% for the third quarter and nine months of 1997, respectively, reflecting lower annuity sales, partially offset by higher fees from separate accounts.

Net investment income decreased 6% and 7% for the third quarter and nine months of 1997, respectively, compared with the same periods last year. These decreases primarily reflect lower investment yields and customers' continued redirection of a portion of their investments from the general account to separate accounts.

Assets under management is generally a key determinant of earnings for this segment. For the nine months ended September 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

================================================================
(In millions)                                1997         1996
----------------------------------------------------------------
Balance -- January 1                       $40,587      $38,183
Premiums and deposits                        5,207        4,478
Investment results                           1,846        1,977
Increase (decrease) in fair value of         2,946        (421)
assets
Customer withdrawals                        (1,679)      (1,596)
Other, including participant
withdrawals and benefit payments            (3,494)      (3,542)
----------------------------------------------------------------
Balance -- September 30                    $45,413      $39,079
================================================================

Premiums and deposits increased 16% in the nine months of 1997, compared with the same period in 1996. Of this increase, approximately 57% reflects higher recurring deposits from existing customers while the remaining increase represents sales to new customers. Sales to new customers and new plan sales to existing customers were approximately 47% of premiums and deposits for the nine months of 1997 and 1996. The decrease in investment results reflects lower capital gains in 1997 compared with 1996 and lower investment yields. The increase for 1997 in the fair value of assets is due to market value appreciation of equity securities in separate accounts and, to a lesser extent, market value appreciation in fixed maturities in the general account.

Management expects asset growth to continue to be constrained due to the lack of growth in the defined benefit market. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES

================================================================
FINANCIAL SUMMARY          Three Months Ended  Nine Months Ended
                               September 30,      September 30,
(In millions)                 1997      1996     1997      1996
----------------------------------------------------------------
Premiums and fees             $248      $233     $731      $678
Net investment income          274       257      805       780
Other revenues                  17        20       46        58
Realized investment
gains (losses)                  (4)       --        7        --
                        ----------------------------------------
Total revenues                 535       510    1,589     1,516
Benefits and expenses          460       438    1,357     1,330
                        ----------------------------------------
Income before taxes             75        72      232       186
Income taxes                    26        25       81        65
                        ----------------------------------------
Net income                     $49       $47     $151      $121
------------------------========================================
Realized investment
gains (losses), net of
taxes                          ($2)      $--       $5       $--
------------------------========================================

Net income for the Individual Financial Services segment increased 4% and 25% for the third quarter and nine months of 1997, respectively, compared with the same periods last year. Results for the third quarter and nine months include an after-tax benefit of $4 million for both periods in 1997 and for 1996 after-tax benefits of $5 million and $2 million, respectively, from reserve and account reviews. Excluding these items, operating income was $47 million and $142 million for the third quarter and nine months of 1997, respectively, compared with $42 million and $119 million, respectively, for the same periods last year. These increases primarily reflect favorable mortality and business growth, which for the nine months were partially offset by lower earnings from leveraged corporate-owned life insurance (COLI).

For the third quarter and nine months of 1997, premiums and fees increased 6% and 8%, respectively, compared with the same periods of 1996. These increases primarily reflect growth in reinsurance and interest sensitive products. This growth was partially offset by lower COLI renewal premiums.

Net investment income increased 7% and 3% for the third quarter and nine months of 1997, respectively. These increases primarily reflect asset growth in the non-leveraged corporate-owned life insurance and annuity businesses.

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged COLI products. Revenues of $432 million and operating income of $31 million for the nine months of 1997 were from leveraged COLI products that are affected by this legislation. CIGNA does not expect this legislation to have a material effect on its consolidated results of operations, liquidity or financial condition.

A significant portion of this segment's businesses are expected to be sold by the end of 1997. See page 8 for further discussion.

PROPERTY AND CASUALTY

================================================================
FINANCIAL SUMMARY          Three Months Ended  Nine Months Ended
                               September 30,       September 30,
(In millions)                 1997      1996      1997     1996
----------------------------------------------------------------
Premiums and fees           $1,065    $1,120    $3,134   $3,324
Net investment income          190       201       574      606
Other revenues                  72        63       209      176
Realized investment
gains                           35         2        59        2
                        ----------------------------------------
Total revenues               1,362     1,386     3,976    4,108
Benefits and expenses        1,241     1,301     3,669    3,880
                        ----------------------------------------
Income before taxes            121        85       307      228
Income taxes                    39        26        94       68
                        ----------------------------------------
Net income                     $82       $59      $213     $160
------------------------========================================
Realized investment
gains, net of taxes            $23        $1       $38       $1
------------------------========================================

Net income for the Property and Casualty segment increased 39% and 33% for the third quarter and nine months of 1997, respectively, compared with the same periods last year.

Operating income increased 2% and 10% for the third quarter and nine months of 1997, respectively, compared with the same periods in 1996. Operating income for the ongoing and run-off operations was as follows:

================================================================
                           Three Months Ended  Nine Months Ended
                              September 30,       September 30,
(In millions)                1997      1996      1997      1996
----------------------------------------------------------------
Ongoing operations:
  International               $33       $37      $102      $102

  Domestic                     26        20        72        52
                       -----------------------------------------
    Total ongoing              59        57       174       154
      operations
Run-off operations             --         1         1         5
----------------------------------------------------------------
    Total                     $59       $58      $175      $159
================================================================

International results for the nine months of 1997 include a $6 million after-tax charge for cost reduction initiatives, primarily severance. For the third quarter and nine months of 1996, International results include $4 million for favorable prior year development and, for the quarter, $3 million for improved claim experience. Excluding these items, operating income for the third quarter and nine months of 1997 was $33 million and $108 million, respectively, compared with $30 million and $98 million, respectively, for the same periods last year. These increases are primarily attributable to improved international life insurance results. Improvement in Domestic operations' results for the third quarter and nine months primarily reflects lower catastrophes, partially offset by lower premiums and fees in 1997. Results for International and Domestic operations continue to reflect a highly competitive pricing environment.

Premiums and fees declined 5% and 6% in the third quarter and nine months of 1997, respectively, compared with the same periods last year. These declines primarily reflect strict underwriting standards, continued competition (particularly in domestic casualty, large risk property and commercial package lines of business), and an unfavorable effect from foreign currency translation (approximately $25 million and $95 million, respectively). Strong growth in the international accident and health line of business partially offset these declines.

Domestic operations had pre-tax catastrophe losses of $2 million and $16 million, net of reinsurance, for the third quarter and nine months of 1997, respectively, compared with $27 million and $58 million, respectively, for the same periods of 1996. Catastrophe losses for the third quarter and nine months of 1996 include $20 million for Hurricane Fran. Catastrophe losses for the nine months of 1996 include $21 million for East Coast winter storms. The effects of reinsurance on catastrophe losses for the periods presented were not material. International operations had no catastrophe losses in the third quarter and nine months of 1997 and 1996.

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

CIGNA's property and casualty loss reserves of $16.0 billion and $16.5 billion as of September 30, 1997 and December 31, 1996, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

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

CIGNA's reinsurance recoverables were approximately $6.4 billion and $6.8 billion as of September 30, 1997 and December 31, 1996, respectively, net of allowances for unrecoverable reinsurance of $719 million and $711 million, respectively.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

The following table shows the adverse (favorable) pre-tax effects on the Property and Casualty segment's results of operations from prior year development, net of reinsurance, for the quarter and nine months ended September 30:

================================================================
                            Three Months Ended  Nine Months Ended
                               September 30,      September 30,
(In millions)                 1997      1996      1997     1996
----------------------------------------------------------------
By business operation:
  Ongoing operations            $8       ($2)      $22      $15
  Run-off operations            50        38       150      110
================================================================
Total                          $58       $36      $172     $125
================================================================
By type of loss:
  Asbestos-related             $20       $13       $68      $27
  Environmental
     pollution                   8         5        22       31
  Unrecoverable
     reinsurance                 6         2        15       20
  Workers' compensation         18        17        36       36
  Other                          6        (1)       31       11
================================================================
Total                          $58       $36      $172     $125
================================================================

Other prior year development for the third quarter and nine months of 1997 was primarily attributable to assumed reinsurance and long-term exposures.

OTHER OPERATIONS

Other Operations includes unallocated investment income, expenses (including debt service and new business initiatives), and taxes. Also included are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities.

 Other Operations had net losses of $27 million and $58 million for the third quarter and nine months of 1997, respectively, compared with net losses of $12 million and $46 million, respectively, for the same periods in 1996. Net losses included after-tax realized investment gains of $2 million for the third quarter and nine months of 1997 and the third quarter of 1996. There were no realized investment gains or losses for the nine months of 1996. The increase in losses primarily reflects financing costs associated with the Healthsource acquisition and expenses related to new business initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the nine months of 1997, cash and cash equivalents increased $183 million from $1.3 billion as of December 31, 1996. The increase primarily reflects cash provided by operating activities ($722 million), due to earnings and the timing of operating cash receipts and disbursements; proceeds on the issuance of long-term debt ($600 million) and net proceeds on short-term debt ($104 million). These increases were partially offset by cash used in investing activities ($925 million, which includes the $1.3 billion acquisition of Healthsource partially offset by net investment sales); repayment of Healthsource debt (approximately $250 million) and payments of dividends on and repurchases of CIGNA common stock ($237 million). For additional information regarding the funding of the Healthsource acquisition, see page 8.

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

CIGNA had $1.5 billion of long-term debt outstanding at September 30, 1997, compared with $1.02 billion at December 31, 1996. This increase primarily reflects issuance in May 1997 of $300 million of 7.4% unsecured Notes due in 2007 and $300 million of 7.875% unsecured Debentures due in 2027. The proceeds from these issues were used to finance the acquisition of Healthsource. As of September 30, 1997, CIGNA had $200 million remaining under a shelf registration statement that may be issued as debt or equity securities, or both, depending upon market conditions and CIGNA's capital requirements.

At September 30, 1997, CIGNA's short-term debt amounted to $444 million, an increase of $155 million from December 31, 1996. The increase primarily reflects higher borrowings to fund working capital needs arising as a result of the redemption of the Healthsource debt in the third quarter of 1997.

In October 1997, Standard and Poor's raised its ratings on CIGNA's senior debt to A from A-, and on CIGNA's commercial paper to A-1 from A-2.

In October 1997, CIGNA's Board of Directors increased CIGNA's authorization to repurchase its common stock by $500 million. Stock repurchases will depend on prevailing market conditions and alternative uses of capital. During 1997, CIGNA has repurchased 927,000 shares for $149 million, including 587,000 shares repurchased for $100 million from October 1 through November 5, 1997. The remaining authorization as of November 5, 1997 is $552 million.

INVESTMENT ASSETS
================================================================
                                   September 30,     December 31,
(In millions)                          1997              1996
----------------------------------------------------------------
Fixed maturities                      $35,630           $34,933
Equity securities                         937               701
Mortgage loans                         10,813            10,927
Real estate                             1,023             1,102
Other, primarily policy loans           8,370             8,871
----------------------------------------------------------------
Total investment assets               $56,773           $56,534
================================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the third quarter 1997 Financial Statements and Notes 2, 4 and 5 to the 1996 Financial Statements as well as the 1996 Form 10-K.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

================================================================
                                     September 30,   December 31,
                                           1997          1996
----------------------------------------------------------------
Fixed maturities                            29%            28%
Mortgage loans                              55%            56%
Real estate                                 62%            58%
================================================================

Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of September 30, 1997 and December 31, 1996, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $1.8 billion and $1.5 billion, respectively. The increase in unrealized appreciation primarily reflects the downward movement in interest rates since December 31, 1996.

      Potential Problem Bonds

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $58 million of potential problem bonds, including amounts attributable to policyholder contracts, as of September 30, 1997, compared with $107 million as of December 31, 1996. These amounts are net of $5 million of cumulative write-downs.

      Problem Bonds

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of September 30, 1997 and December 31, 1996, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $177 million and $160 million, net of related cumulative write-downs of $98 million and $125 million, respectively.

      Cumulative Write-Downs for Bonds

CIGNA had cumulative write-downs for bonds as of September 30, 1997 and 1996 of $104 million and $168 million, respectively, including $30 million and $60 million attributable to policyholder contracts. Also, cumulative write-downs as of September 30, 1997 and 1996 included $1 million for bonds no longer classified as problem or potential problem bonds.

During the nine months of 1997 and 1996, CIGNA established write-downs of $43 million and $44 million, respectively, for problem and potential problem bonds. These amounts included $13 million and $14 million, attributable to policyholder contracts, for the nine months of 1997 and 1996, respectively. See the Summary on page 18 for the effect of write-downs on policyholder contracts and on CIGNA's net income.

      Effect of Non-Accruals for Bonds

CIGNA recognizes interest income on problem bonds only when payment is received. See the Summary on page 18 for the effect of non-accruals for bonds on policyholder contracts and on CIGNA's net income.

Mortgage Loans

================================================================
                                   September 30,    December 31,
                                       1997             1996
----------------------------------------------------------------
Mortgage loans (in millions)           $10,813          $10,927
Property type:
   Retail facilities                       42%              43%
   Office buildings                         33               34
   Apartment buildings                      12               12
   Hotels                                    6                6
   Other                                     7                5
Total                                     100%             100%
================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

During the nine months of 1997, $706 million of mortgage loans were scheduled to mature, of which $312 million were paid in full, $132 million were extended at existing loan rates for a weighted average of nine months and $102 million were refinanced at current market rates. Mortgage loan extensions and refinancings are loans in good standing. The remaining scheduled maturities of $160 million were problem mortgage loans. The effect of not receiving timely cash payments on maturing mortgage loans is not expected to have a material adverse effect on CIGNA's future results of operations, liquidity or financial condition.

      Potential Problem Mortgage Loans

Potential problem mortgage loans include:
o fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification;
o    fully current loans for which the borrower has requested restructuring; and
o loans that are 30 to 59 days delinquent with respect to interest or principal payments.

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $281 million as of September 30, 1997, and $384 million as of December 31, 1996, net of related valuation reserves of $36 million and $30 million, respectively.

      Problem Mortgage Loans

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date. As of September 30, 1997, restructured mortgage loans with a carrying value of $174 million had their original maturity date extended, with a weighted average extension of approximately five years. Restructured mortgage loans generated annualized cash returns averaging approximately 10% as of September 30, 1997.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $199 million and $363 million, net of valuation reserves of $12 million and $71 million, as of September 30, 1997 and December 31, 1996, respectively.

      Valuation Reserves for Mortgage Loans

CIGNA had valuation reserves for mortgage loans at September 30, 1997 and 1996 of $48 million and $95 million, respectively, including $29 million and $62 million attributable to policyholder contracts.

During the nine months of 1997 and 1996, CIGNA established valuation reserves of $23 million and $53 million, respectively, for problem and potential problem mortgage loans. These amounts included $11 million and $30 million, respectively, attributable to policyholder contracts.

See the Summary on page 18 for the effect of valuation reserves on policyholder contracts and on CIGNA's net income.

      Effect of Non-Accruals for Mortgage Loans

CIGNA recognizes interest income on problem mortgage loans only when payment is received. See the Summary on page 18 for the effect of non-accruals for mortgage loans on policyholder contracts and on CIGNA's net income.



 Real Estate

As of September 30, 1997 and December 31, 1996, investment real estate, net of reserves and write-downs, included: 1) $466 million and $495 million, respectively, of real estate held for the production of income and 2) $557 million and $607 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

      Real Estate Write-downs and Valuation
      Reserves

CIGNA had cumulative write-downs and valuation reserves for real estate as of September 30, 1997 and 1996 of $294 million and $391 million, respectively, including $159 million and $197 million attributable to policyholder contracts.

See the Summary on page 18 for the effect of write-downs and valuation reserves on policyholder contracts and on CIGNA's net income.

Summary

The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:

============================================================================================================================
                               Three Months Ended September 30,                    Nine Months Ended September 30,
                       -------------------------------------------------   -------------------------------------------------
                                1997                      1996                      1997                      1996
                       -----------------------   -----------------------   ------------------------  -----------------------
                        Policyholder               Policyholder              Policyholder              Policyholder
(In millions)              Contracts     CIGNA        Contracts    CIGNA        Contracts     CIGNA       Contracts    CIGNA
----------------------------------------------------------------------------------------------------------------------------
Write-downs and
valuation
reserves:
   Bonds                         $6       $12             $6         $8             $13        $20           $14        $19
   Mortgage loans                 5         3              1          1              11          8            30         14
   Real estate                   (2)       --              1         --              (1)         2            --          1
----------------------------------------------------------------------------------------------------------------------------
Total                            $9       $15             $8         $9             $23        $30           $44        $34
============================================================================================================================
Non-accruals:
   Bonds                         $2        $3             $3         $4              $5         $8            $8        $12
   Mortgage loans                (1)       --              2         --              (2)        --             5          1
----------------------------------------------------------------------------------------------------------------------------
Total                            $1        $3             $5         $4              $3         $8           $13        $13
============================================================================================================================

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



CAUTIONARY STATEMENT

Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse catastrophe experience in CIGNA's property and casualty businesses; 2) adverse property and casualty loss development for events that CIGNA insured in prior years; 3) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 4) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; 5) significant changes in interest rates; 6) charges in CIGNA's health care operations associated with restructuring activities and the Healthsource acquisition; and
7) completion of the sale of its individual life insurance and annuity businesses.

Part II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      See Exhibit Index.

                  (b) During the quarterly period ended September 30, 1997, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

                           o dated July 30, 1997, Item 5 - containing a news release regarding its second quarter 1997 results.

                           o dated August 4, 1997, Item 5 - containing a news release regarding the adoption of the Shareholder Rights Agreement.

                           o dated October 1, 1997, Item 5 - containing a news release regarding its preliminary third quarter 1997 earnings estimates.

                           o dated October 30, 1997, Item 5 - containing a news release regarding its third quarter 1997 earnings results.

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



                                            CIGNA CORPORATION



                                            By /s/ Gary A. Swords
                                               Gary A. Swords
                                               Vice President and
                                               Chief Accounting Officer

Date:    November 7, 1997

                                  Exhibit Index


                                                           Method of
Number    Description                                        Filing

3         Restated Certificate of Incorporation          Filed herewith.
          of the Registrant as last amended
          August 4, 1997

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