Form 10-K405
period 1997-12-31
CIGNA CORP
filed 1998-03-26
CIK 701221

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                ----------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-8323
                                CIGNA Corporation
             (Exact name of registrant as specified in its charter)
                                ----------------
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

           Securities registered pursuant to section 12(b) of the Act:
                                                  Name of each exchange on
       Title of each class                            which registered
       -------------------                        ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998, was approximately $13.5 billion.

     As of February 28, 1998, 72,244,214 shares of the registrant's Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to shareholders for the year ended December 31, 1997. Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 18, 1998.
================================================================================

                                TABLE OF CONTENTS


                                                                            Page
Part I
Item 1.   Business
          A.   Description of Business......................................  1
          B.   Financial Information about Industry Segments ...............  2
          C.   Employee Life and Health Benefits............................  3
          D.   Employee Retirement and Savings Benefits.....................  9
          E.   Individual Financial Services................................ 12
          F.   Property and Casualty........................................ 17
          G.   Investments and Investment Income............................ 28
          H.   Regulation................................................... 34
          I.   Ratings...................................................... 36
          J.   Miscellaneous................................................ 37
Item 2.   Properties........................................................ 37
Item 3.   Legal Proceedings................................................. 38
Item 4.   Submission of Matters to a Vote of Security Holders............... 38
Executive Officers of the Registrant........................................ 38

Part II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................... 39
Item 6.   Selected Financial Data........................................... 39
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 39
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk........ 39
Item 8.   Financial Statements and Supplementary Data....................... 39
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 39
Part III
Item 10.  Directors and Executive Officers of the Registrant................ 39
          A. Directors of the Registrant.................................... 39
          B. Executive Officers of the Registrant........................... 39
Item 11.  Executive Compensation............................................ 39
Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 39
Item 13.  Certain Relationships and Related Transactions.................... 40
Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 40
Signatures.................................................................. 41
Index to Financial Statement Schedules.....................................FS-1
Index to Exhibits.......................................................... E-1

                                     PART I

Item 1.   BUSINESS

A.   Description of Business

     With shareholders' equity of $7.9 billion and assets of $108.2 billion as of December 31, 1997 and revenues of $20.0 billion for the year then ended, CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned insurance organizations in the United States and one of the principal United States companies in the financial services industry. Unless the context otherwise indicates, the terms "CIGNA" and the "Company" refer to one or more of CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is not an insurance company. Its subsidiaries are major providers of group life and health insurance, managed care products and services, retirement products and services, and property and casualty insurance. CIGNA is one of the largest international insurance organizations based in the United States, measured by international revenues, and one of the largest investor-owned health maintenance organizations in the United States, based on the number of members. CIGNA's major insurance subsidiaries, Connecticut General Life Insurance Company ("CG Life") and Insurance Company of North America ("INA"), are among the oldest insurance companies in the United States, with INA tracing its origins to 1792 and CG Life to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through the following operating divisions, the financial results of which are reported in the following segments:

     Employee Life and Health Benefits Segment (beginning on page 3)

          CIGNA HealthCare

          CIGNA Group Insurance: Life, Accident, Disability

     Employee Retirement and Savings Benefits Segment (beginning on page 9)

          CIGNA Retirement & Investment Services

     Individual Financial Services Segment (beginning on page 12)

          CIGNA Individual Insurance

          CIGNA Reinsurance

     Property and Casualty Segment (beginning on page 17)

          CIGNA Property & Casualty

          CIGNA International

     Investment results produced by CIGNA Investment Management on behalf of CIGNA's insurance operations are reported in each segment's results or in Other Operations.

Recent Transactions

     On June 25, 1997, CIGNA acquired control of Healthsource, Inc. ("Healthsource"), when it completed its cash tender offer for all of Healthsource's outstanding common stock. The acquisition has been accounted for as a purchase of Healthsource. Therefore, CIGNA's consolidated results of operations include the results of Healthsource from the close of the tender offer.

     Healthsource's operations have become a part of CIGNA's health care operations reported in the Employee Life and Health Benefits segment. At the time of the acquisition, Healthsource operated health maintenance organizations in 15 states serving approximately 1.1 million members. Healthsource also provided medical and dental indemnity products, primarily self-insured products, which covered approximately 1.8 million and 2.5 million lives, respectively. These products included point of service plans, preferred provider organization plans, utilization review services, managed workers' compensation services, pharmacy benefit management services and other managed care consulting and administrative services.

     Principally through an indemnity reinsurance transaction, CIGNA sold the individual life insurance and annuity business of its CIGNA Individual Insurance division to subsidiaries of Lincoln National Corporation effective January 1, 1998. The results of this business are included in the Individual Financial Services segment through year-end 1997. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. Additional information about the sold business is provided below beginning on page 14.

     For further information about these transactions, see Note 3 to CIGNA's 1997 Financial Statements included in its 1997 Annual Report to Shareholders ("Annual Report").

Systems Considerations (including Year 2000)

     CIGNA's operations are highly dependent on automated systems and systems applications. CIGNA has security and backup policies and procedures for safeguarding critical corporate data. It routinely reviews and modifies, as appropriate, these policies and procedures, and also maintains disaster contingency plans, which include recovery services in the event of a disaster in a data center.

     If systems failures were to occur because of the inability to correctly process dates after December 31, 1999, or otherwise, until corrected they could adversely affect the delivery of services and the functioning of various processes. These could include processing of claims, billing and collection of premiums and other receivables, providing access to medical and dental care to members and managing investing activities. CIGNA is modifying or replacing its systems to make them ready for Year 2000.

     In addition, CIGNA's businesses bear risk associated with various third party entities' Year 2000 readiness. For example, CIGNA receives data from clients; depends on others, such as third party administrators and banks, for services; and bears credit risk on others, such as entities in which CIGNA invests. Systems or business failures on the part of these entities could adversely affect the delivery of services by CIGNA's businesses. All of CIGNA's businesses are assessing their risks from external sources and taking action to mitigate them. For further information, see page 11 of the Management's Discussion and Analysis ("MD&A") section of CIGNA's Annual Report.


B.   Financial Information about Industry Segments

     Financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to 1996 and 1995 financial information to conform with the 1997 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1996, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

     Revenues, income (loss) before income taxes, and identifiable assets attributable to each of CIGNA's business segments and Other Operations are set forth in Note 17 and those attributable solely to foreign operations are set forth in Note 18 to CIGNA's 1997 Financial Statements included in its 1997 Annual Report.

C.   Employee Life and Health Benefits

                         Principal Products and Markets

     CIGNA's Employee Life and Health Benefits operations offer a wide range of traditional indemnity products and services and are a leading provider of managed care and cost containment products and services. As a result of the Healthsource acquisition described above, all of the financial information and other data reported in this section for 1997 include Healthsource from the purchase date of June 25, 1997.

     The following table sets forth the principal products of this segment and their related net earned premiums and fees.

                                                                              Year ended December 31,
                                                                     -----------------------------------------
                                                                      1997             1996              1995
                                                                     ------          -------            ------
                                                                                   (In millions)
Indemnity:
   Medical....................................................       $2,188            $1,942           $1,973
   Life  .....................................................        1,723             1,798            1,754
   Long-term Disability.......................................          487               426              388
   Dental.....................................................          367               397              384
   Accidental Death and Dismemberment.........................          198               227              249
   Short-term Disability......................................           88                70               86
   Other .....................................................           10                15               20
                                                                     ------            ------           ------
Total.........................................................        5,061             4,875            4,854
Managed Medical and Dental Care...............................        4,451             3,466            3,281
                                                                     ------            ------           ------
Total Premiums and Fees.......................................       $9,512            $8,341           $8,135
                                                                     ======            ======           ======

----------
Amounts in table do not include "premium equivalents," which are described below.

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

     Under traditional insurance funding arrangements, CIGNA charges a premium and bears the risk for costs incurred. Traditional insurance arrangements may include products offered on a retrospectively experience-rated basis. These are arrangements in which the premium may be increased (in some cases within limits) or decreased based on actual incurred costs of the policyholder over a certain period of time with either additional premium paid to CIGNA or premium returned to the policyholder. Further, traditional insurance arrangements include products offered on a guaranteed-cost basis for which there is no retrospective adjustment for actual incurred claims. Experience-rated business and guaranteed-cost business constituted approximately 67% and 33%, respectively, of CIGNA's traditional insurance business in 1997, as measured by premiums.

     Alternative funding arrangements consist primarily of administrative services only ("ASO") plans and "minimum premium" programs. Under ASO plans, CIGNA provides claims processing, health cost containment services (through its provider networks) or utilization management programs, or a combination of these services, in exchange for an administrative services fee. The plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both. Minimum premium programs combine traditional insurance protection with self-funding. The policyholder self-funds claims up to a predetermined aggregate, maximum amount and CIGNA bears the risk for claims in excess of that amount. Alternative funding programs constituted approximately 55% of business volume (premiums and fees plus premium equivalents) in 1997 and 1996. Premium equivalents generally represent paid claims under ASO and minimum premium plans and are additional premiums that would have been earned premium if they had been written as traditional insurance. Alternative funding programs and their effect on CIGNA's results are more fully described on page 13 of the MD&A section of CIGNA's Annual Report.

                        Health Care Products and Services

     Based on premiums, including premium equivalents, health care products are the segment's principal product line. CIGNA provides a wide array of health care products. This broad spectrum of products allows CIGNA to satisfy a customer's health benefit needs. The products offered include the following:

o    indemnity products;

o    comprehensive managed care products, such as:

     o   health maintenance organizations ("HMOs"),

     o   Medicare programs,

     o   managed dental programs,

     o   managed mental health and substance abuse products and services, and

     o   managed pharmacy programs;

o    preferred provider organizations ("PPOs"); and

o medical cost and utilization management products and services under ASO plans.

                               Indemnity Products

     At one end of the product spectrum, CIGNA offers medical and dental indemnity products. These indemnity products place no restrictions on provider choice. However, because there are no prior arrangements with physicians or hospitals to control unit costs and limited management over the utilization of services, the costs of such products to participants are higher than managed care products. Indemnity products are offered through traditional insurance and alternative funding arrangements.

                              Managed Care Products

     On the other end of the product spectrum, CIGNA offers managed care products, including medical, dental and mental health products. Managed care products promote effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products are offered on a guaranteed-cost basis (such as commercial HMOs), on an experience-rated basis and through alternative funding programs. Managed care products include those described below.

     Health Maintenance Organizations. HMOs are generally the most cost-efficient form of managed care. CIGNA's HMOs include individual practice association ("IPA") models, staff models and mixed models. The relationship between the HMO and the health care providers distinguishes the models. Under an IPA model, the HMO contracts with independent physicians and hospitals to provide services. Some physicians and hospitals receive a monthly fixed fee (capitation) for each HMO member, regardless of the medical services provided to each member, while most others are paid on a contracted fee-for-service basis. IPAs may cover wide geographic areas with low fixed costs, but must rely on cost-effective contracts with providers and the appropriate utilization management to influence medical costs. In a staff model, physicians and other providers are usually employees of the HMO, who receive their compensation from the HMO. The HMO either owns or contracts with the medical facilities where the services are performed. Staff models offer a greater opportunity for direct influence over medical costs, quality and service, but require more capital investment. Staff models generally offer lower costs to the consumer, whereas IPAs may offer broader provider choice. Mixed model HMOs offer participants a choice of staff and IPA providers.

     The table below shows the number of IPA, staff and mixed model HMOs as of December 31:

                                                         1997   1996   1995
                                                         ----   ----   ----

         IPA Models.....................................  53     37     37
         Staff Models...................................   3      3      4
         Mixed Models...................................   5      5      5
------------
The increase in IPA models in 1997 was due to the Healthsource acquisition.

     As of December 31, 1997, CIGNA's HMO networks included approximately 220,000 physicians and 3,100 hospitals.

     To maintain and enhance the quality of health care delivered in its HMOs, CIGNA continues to develop and enhance standard performance measurements for affiliated physicians, hospitals and other providers. CIGNA is also in the process of seeking accreditation of all of its HMOs by external accrediting agencies as validation of its quality programs. To date, 85% of CIGNA's HMOs have been accredited.

     CIGNA has contracted with the federal Health Care Financing Administration ("HCFA") to provide HMO coverage for Medicare beneficiaries. These contracts provide for a fixed per member per month premium from HCFA based upon a formula that calculates the projected cost of services for each Medicare member. These amounts are updated annually, and reflect differences in expected costs by location, age and other factors, which are predictive of medical costs. As required by HCFA, CIGNA uses providers who are part of its existing HMO networks to provide services to enrolled Medicare members.

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

                        Preferred Provider Organizations

     CIGNA has contractual arrangements with doctors, hospitals and other independent providers to form PPOs. CIGNA has both medical and dental PPO networks. Under a typical PPO plan, a participant may choose any health care provider, and CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who generally charge on a discounted rate basis, than it does for care obtained from non-contracted providers. As of December 31, 1997, 1996 and 1995, CIGNA had 118, 86 and 80 medical PPO networks, with the 1997 increase primarily due to the Healthsource acquisition. CIGNA has one national dental PPO network with approximately 38,500 participating dentists.

     When a medical PPO has a gatekeeper, a contracted primary care physician ("Gatekeeper PPO"), the higher reimbursement level is available only if participants first consult their contracted primary care physician before consulting a contracted specialist. As of December 31, 1997, 1996 and 1995, CIGNA had 38, 34 and 29 Gatekeeper PPO networks.

                            Point-of-Service Product

     Point-of-service products permit participants to use CIGNA's network providers where services are received generally for a small, fixed payment (co-pay) or go directly, without a referral, to non-network providers, subject to certain deductibles and coinsurance that are generally less favorable to the participants than those offered under traditional indemnity arrangements. Participants in point-of-service plans are considered HMO members for purposes of the table below.

     As of December 31, 1997, CIGNA's HMOs and PPOs (including Gatekeeper PPOs) served all or part of 43 states, the District of Columbia and Puerto Rico. CIGNA's managed care and indemnity products covered the following approximate number of lives for the periods presented. Covered lives includes participants under traditional and alternative funding programs.

Approximate number of covered lives                                             As of December 31,
-----------------------------------                                  -----------------------------------------
                                                                      1997             1996              1995
                                                                     ------           ------            ------
                                                                                  (In thousands)
Medical Covered Lives
HMOs:
   Guaranteed Cost:
     Commercial...............................................        2,140             1,130            1,137
     Medicare.................................................           96                69               56
     Medicaid.................................................           49                52              150
   Experience-rated and alternative-funding
     (including Gatekeeper PPOs)..............................        3,576             3,046            2,537
                                                                     ------            ------           ------
       Total HMOs.............................................        5,861             4,297            3,880
                                                                     ------            ------           ------

Indemnity (estimated):
   Medical....................................................        3,365             3,392            3,719
   Medical PPO
     (excluding Gatekeeper PPOs)..............................        2,481             1,178              981
                                                                     ------            ------           ------
          Total Indemnity.....................................        5,846             4,570            4,700
                                                                     ------            ------           ------

Total Medical Covered Lives...................................       11,707             8,867            8,580
                                                                     ======            ======           ======

Dental Covered Lives:
Dental Managed Care...........................................        2,717             2,548            2,290
Dental Indemnity (estimated)..................................        9,827             7,901            8,032
                                                                     ------            ------           ------

Total Dental Covered Lives....................................       12,544            10,449           10,322
                                                                     ======            ======           ======

------------
The increases in Commercial HMO, Medical PPO and Dental Indemnity covered lives in 1997 were primarily a result of the Healthsource acquisition.

          Life, Accident and Disability Insurance Products and Services

     CIGNA also offers group life insurance, accidental death and dismemberment insurance, and long-term and short-term disability insurance products and services. These products are offered under traditional insurance plans and alternative funding arrangements. Group insurance products are marketed to employers, employees, professional and other associations and other groups.

     Group life insurance products offered include both group term life and group universal life insurance. Approximately 7,000 group life insurance policies covering approximately 11.4 million lives were outstanding as of December 31, 1997. The following table shows group life insurance in force and termination data.

                                                     Year ended December 31,
                                                  -----------------------------
                                                  1997         1996        1995
                                                  ----         ----        ----
                                                          (In billions)

In force, end of year...........................  $489         $519        $522
                                                  ====         ====        ====

Cancellations (lapses and expirations)..........  $ 64         $ 55        $ 51
                                                  ====         ====        ====

     CIGNA markets group long-term and short-term disability products in all states and statutorily required disability plans in certain states. These products generally provide a fixed level of income to replace a portion of wages lost because of disability. Disability management services provided by CIGNA help insurers and employers reduce the cost of their benefit programs. CIGNA provides personal accident coverages, which consist primarily of accidental death and dismemberment and travel accident insurance, to employers, associations and other groups.

                                  Distribution

     CIGNA's group sales representatives distribute the indemnity and managed health care products of this segment through national and other insurance brokers and insurance consultants. CIGNA also has a dedicated sales force to sell its Medicare product directly to consumers. Salaried representatives sell disability management, medical and disability cost containment, and managed mental health and substance abuse services directly to insurance companies, HMOs and employer groups. As of December 31, 1997, the field sales force for the products of this segment consisted of approximately 1,125 sales representatives in 147 field locations.

                              Pricing and Reserves

     Premiums and fees charged for group indemnity and managed care products reflect assumptions about future claims, expenses, credit risk, investment returns, competitive considerations and profit margins, and in the case of experience-rated products, recovery of prior deficits. Premiums and fees charged for products utilizing networks of contracted providers also reflect assumptions about the impact of provider contracts and utilization management on future claims. HCFA determines reimbursements to CIGNA for Medicare-covered benefits, and its reimbursement decisions may affect the product's profit margin. Most of the premium volume for the indemnity business is established on an experience-rated basis. All other premiums are based on a guaranteed-cost method. Most contracts permit annual rate adjustments.

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of retrospectively experience-rated policies.

     As of December 31, 1997, approximately $2.6 billion, or 40%, of the reserves comprise liabilities that will be paid within one year, primarily for medical and dental indemnity and managed care health claims, as well as group life and accident claims. The remainder primarily includes liabilities for group long-term disability benefits, group life insurance benefits for disabled and retired individuals, and benefits paid in the form of annuities to survivors.

     Interest on reserve and fund balances is credited to experience-rated policyholders through rates that are either set at the Company's discretion or based on actual investment performance. Generally, for interest-crediting rates set at the Company's discretion, higher rates are credited to long-term funds than to short-term funds, reflecting the fact that higher yields are generally available on investments with longer maturities. For 1997, the rates of interest credited ranged from 4.0% to 8.5%, with a weighted average rate of 6.1%.

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

     CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

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

     The principal competitive factors that affect this segment are price; quality of service; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales. Being responsive to the needs of employee-consumers as well as of employers is also important. For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer as indicated by ratings issued by nationally recognized rating agencies is also a competitive factor. For more information concerning insurance ratings, see "Ratings" on pages 36 and 37.

     The principal competitors of CIGNA's group indemnity and managed care businesses are the large life and health insurance companies that provide group insurance, Blue Cross and Blue Shield organizations, stand-alone HMOs and PPOs, and HMOs affiliated with major insurance companies and hospitals, and provider sponsored organizations that are directly contracting with employer groups. Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers.

     CIGNA is one of the largest investor-owned providers of group life and health indemnity insurance, based on premiums and premium equivalents, and one of the largest investor-owned HMOs, based on the number of members. It is the leading provider of group accident insurance, and one of the largest providers of group long-term disability coverages, based on premiums.

                             Health Care Regulation

     Efforts at the federal and state level to increase regulation of the health care industry could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs. Matters under consideration that could have an adverse effect include mandated benefits or services that increase costs without improving the quality of care, loss of the Employee Retirement Income Security Act of 1974 ("ERISA") preemption of state law and restrictions on the use of prescription drug formularies. Due to the uncertainty associated with the timing and content of any proposals ultimately adopted, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time. See pages 34 and 35 for further information about regulation of CIGNA's businesses.

D.   Employee Retirement and Savings Benefits

                                     General

     CIGNA's Employee Retirement and Savings Benefits businesses provide investment products and professional services primarily to sponsors of qualified pension, profit-sharing and retirement savings plans.

     Deposits for this segment for the year ended December 31 were as follows:

                                                                      1997             1996              1995
                                                                      ----             ----              -----
                                                                                   (In millions)
Deposits:
   Defined Contribution.......................................      $ 5,357           $ 3,895          $ 3,255
   Defined Benefit............................................        1,222             1,262            1,422
   Other, including GICs......................................          249               646              359
   Investment Advisory Accounts...............................           10                41               85
                                                                    -------           -------          -------
         Total Deposits.......................................      $ 6,838           $ 5,844          $ 5,121
                                                                    =======           =======          =======

Assets under management for this segment as of December 31 were as follows:

                                                                      1997             1996              1995
                                                                      ----             ----              ----
                                                                                   (In millions)
By Account:
     General Account(1):
       Guaranteed.............................................      $ 4,172           $ 4,289          $ 4,489
       Experience-rated.......................................       16,370            16,048           17,087
                                                                    -------           -------          -------
                                                                     20,542            20,337           21,576
     Separate Accounts........................................       24,842            19,401           15,784
     Investment Advisory Accounts.............................          901               849              823
                                                                    -------           -------          -------
       Total..................................................      $46,285           $40,587          $38,183
                                                                    =======           =======          =======

By Plan Type:
     Defined Contribution.....................................      $24,691           $20,017          $17,741
     Defined Benefit..........................................       19,211            18,182           18,077
     Other, including GICs(2).................................        1,482             1,539            1,542
     Investment Advisory Accounts(2)..........................          901               849              823
                                                                    -------           -------          -------
         Total................................................      $46,285           $40,587          $38,183
                                                                    =======           =======          =======

------------
Assets under management include assets managed by third-party managers.
(1) General Account assets under management (Defined Contribution, Defined Benefit and Other, including GICs) reflect unrealized appreciation on fixed income securities of $560 million, $423 million and $1.0 billion as of December 31, 1997, 1996 and 1995, respectively.
(2) Other, including GICs and Investment Advisory Accounts also support defined benefit and defined contribution plans.

                         Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. CIGNA's primary marketing emphasis is on defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years. Defined contribution plan assets amounted to 53% of assets under management for this segment as of December 31, 1997, compared with 49% as of December 31, 1996. The second largest category of this segment's assets under management relate to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

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

     For defined contribution plans, principally 401(k) plans, CIGNA markets products that offer investment management services and plan level and participant recordkeeping, as well as employee communications, enrollment, plan design, technological support and other consulting services. For defined benefit plans, CIGNA offers investment, administrative and professional services, including recordkeeping, plan documentation, and actuarial valuation and consulting. Investment management services for CIGNA's defined contribution and defined benefit products are provided by CIGNA and by third-party managers, including Fidelity Investments, Warburg Pincus and INVESCO. A broker-dealer operation also offers benefit plan participants a range of IRA rollover investments and retail brokerage services. In addition, CIGNA offers single premium annuities, both on guaranteed and experience-rated bases, and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     Both defined benefit and defined contribution pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts") of CG Life. The General Account supports both guaranteed and experience-rated contracts. As of December 31, 1997, General Account supported contracts accounted for 44% and 43% of the underlying investments in the defined benefit plans and defined contribution plans, respectively, compared with 47% and 52% as of December 31, 1996.

     Guaranteed contracts comprise single premium annuities and GICs. As of December 31, 1997 and 1996, guaranteed single premium annuities accounted for $2.7 billion and $2.8 billion, respectively, of this segment's General Account assets under management, and GICs accounted for $1.5 billion as of December 31, 1997 and 1996.

     For 1997 and 1996, the interest rate on reserves for guaranteed single premium annuities and the interest rate credited on CIGNA's GICs ranged from 3.25% to 12.75%, with a weighted average of 8.55% in 1997 and 8.65% in 1996. CIGNA's single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to the Company's liquidity or capital resources.

     Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to policyholders through credited interest and termination provisions.

     Credited interest rates for pooled, experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six-month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by the Company from time to time. Credited interest rates reflect investment income and realized gains and losses. Credited interest rates for 1997 ranged from 6.00% to 9.00%, with a weighted average rate of 6.80%.

     The termination provisions of $3.5 billion, or 100%, of the Company's liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $3.4 billion, or 34%, of the Company's liability for experience-rated defined contribution contracts supported by the General Account, provide the policyholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments. Under the market value option, the Company determines the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate assumed is based on current market interest rates. Under the installment option, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula designed to pass investment gains and losses (reflecting non-accruals and impairments) through to policyholders.

     The termination provisions of $6.7 billion, or 66%, of the Company's liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at policyholder termination. Under certain circumstances, payout of book value is subject to deferral and the rate of interest credited during the deferral period may be reduced for the recovery of investment losses (including non-accruals and impairments).

     The Separate Accounts allow customers the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, short-term securities and funds managed by third-party managers, such as mutual funds and commingled trusts. As of December 31, 1997, Separate Account investments accounted for 56% and 57% of the underlying investments in defined benefit and defined contribution plans, compared with 53% and 48% as of December 31, 1996. As of December 31, 1997, approximately $20.4 billion, or 82%, of the assets in the Separate Accounts support experience-rated contracts under which the risks and benefits of investment performance generally accrue to the customers, compared with approximately $14.9 billion, or 77% of assets as of December 31, 1996.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 1997 and 1996, the amount of minimum benefit guarantees under these contracts was $4.4 billion and $4.5 billion, respectively. Reserves in addition to the Separate Account liabilities are established when CIGNA believes a payment will be required under one of these guarantees. For additional information, see Note 19 to CIGNA's 1997 Financial Statements included in its Annual Report.

     CIGNA monitors contract termination experience on an ongoing basis. Of those assets subject to withdrawal, persistency for 1997 was 93% compared with 92% for 1996 and 93% for 1995.

                                  Distribution

     CIGNA's retirement products and services are distributed primarily through salaried retirement plan specialists, independent insurance agents and brokers, pension plan consultants, investment advisors and other service providers. As of December 31, 1997, the sales organization consisted of 45 retirement plan specialists and sales associates and 69 client service representatives and administrative personnel located in offices across the United States. In addition, its broker-dealer operation also offers benefit plan participants a range of IRA rollover investments and retail brokerage services through 38 registered brokers.

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

                                   Competition

     The retirement plan marketplace is highly competitive. CIGNA's competitors include mutual fund companies, other insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance and insurer financial strength as indicated by ratings issued by nationally recognized agencies. For more information concerning insurance ratings, see "Ratings" on pages 36 and 37. Business growth, as measured by assets under management, is expected to continue to be constrained due to lack of growth in the defined benefit market.

     The largest single retirement plan manager holds less than a 6% market share, as measured by assets under management. According to a survey published in "Pensions & Investments," CIGNA ranked 4th among insurers, and 21st among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

E.   Individual Financial Services

                         Principal Products and Markets

     During 1997, CIGNA's Individual Financial Services businesses marketed a broad range of insurance and investment products and services to individuals and corporations. They also assumed reinsurance of certain risks under policies written by other insurance companies. As described above, principally through an indemnity reinsurance transaction, CIGNA sold the individual life insurance and annuity business of this segment to subsidiaries of Lincoln National Corporation, effective as of January 1, 1998. CIGNA retained the corporate-owned life insurance and reinsurance operations reported in this segment.

     The following table sets forth the net earned premiums and fees and deposits for this segment.

                                                                              Year ended December 31,
                                                                      1997             1996              1995
                                                                      ----             ----              ----
                                                                                   (In millions)
Premiums and Fees:
   Life.......................................................       $  606            $  590           $  585
   Health.....................................................           59                59               56
   Reinsurance................................................          347               293              240
                                                                     ------            ------           ------
         Total premiums and fees..............................       $1,012            $  942           $  881
                                                                     ======            ======           ======

Deposits:
   Life.......................................................       $1,785            $1,407           $2,351
   Annuity....................................................          433               601              849
                                                                     ------            ------           ------
         Total deposits.......................................       $2,218            $2,008           $3,200
                                                                     ======            ======           ======

   For the retained business, the total premiums and fees were $569 million and total deposits were $1.24 billion for the year ended December 31, 1997.

   The following table provides data on sales of new policies and additions to existing policies, terminations and life insurance in force for this segment, including assumed reinsurance, and reinsurance ceded to other companies.

                                                                              Year ended December 31,
                                                                      1997             1996              1995
                                                                      ----             ----              ----
                                                                           (Dollar amounts in millions,
                                                                        except average size policy in force)

In force, beginning of the year...............................     $109,110          $108,536         $ 93,327
                                                                   --------          --------         --------
Sales and additions (1):
   Permanent..................................................        9,932             5,460           18,203
   Term.......................................................        4,036             3,639            3,879
                                                                   --------          --------         --------
     Total sales and additions................................       13,968             9,099           22,082
                                                                   --------          --------         --------
Less Terminations:
   Surrenders and conversions.................................        1,592             4,043            1,625
   Lapses.....................................................        2,938             2,744            2,962
   Decrease in coverage.......................................        1,934             1,190            1,700
   All other..................................................          521               548              586
                                                                   --------          --------         --------
     Total....................................................        6,985             8,525            6,873
                                                                   --------          --------         --------
In force, end of the year.....................................     $116,093          $109,110         $108,536
                                                                   ========          ========         ========

In force, end of the year:
   Permanent..................................................     $ 95,970          $ 89,741         $ 88,672
   Term.......................................................       20,123            19,369           19,864
                                                                   --------          --------         --------
     Total (2)................................................     $116,093          $109,110         $108,536
                                                                   ========          ========         ========

Reinsurance ceded
   included above:............................................     $ 45,028          $ 41,251         $ 24,754
                                                                   ========          ========         ========

Number of policies in force:
   Participating..............................................      138,328           139,739          149,639
   Non-participating..........................................      380,389           391,896          392,507
                                                                   --------          --------         --------
     Total....................................................      518,717           531,635          542,146
                                                                   ========          ========         ========

Average size of policy in force:
   By Type:
     Participating............................................     $273,087          $270,806         $269,450
                                                                   ========          ========         ========
     Non-participating........................................     $204,770          $181,853         $173,799
                                                                   ========          ========         ========
   By Division:
     CIGNA Individual
       Insurance..............................................     $252,062          $227,324         $215,717
                                                                   ========          ========         ========
     CIGNA Reinsurance:
       Life, Accident, Health.................................     $122,062          $127,236         $140,254
                                                                   ========          ========         ========
   By Segment:
     Individual Financial
       Services...............................................     $223,808          $205,234         $200,200
                                                                   ========          ========         ========

------------
(1) For 1997 and 1996, all sales and additions were non-participating. For 1995, $11 billion of sales and additions were participating corporate-owned universal life insurance, with the remainder non-participating. For 1997, 1996 and 1995, sales and additions included assumed reinsurance of $1.7 billion, $1.9 billion and $2.5 billion, respectively.
(2) For 1997, 1996 and 1995, total life insurance in force for this segment included assumed reinsurance of approximately $14.6 billion, $15.0 billion and $16.4 billion, respectively.

     For the retained business, total sales and additions were $6.01 billion and terminations were $3.35 billion for the year ended December 31, 1997, and life insurance in force at December 31, 1997 was $74.98 billion.

             Corporate-Owned Life Insurance and Reinsurance Products

     Corporate-owned life insurance products are permanent life insurance contracts that are sold to corporations to provide coverage on the lives of certain of their employees. Permanent life insurance, which can be participating or non-participating, provides coverage when adequately funded that does not expire after a term of years and builds a cash value that may equal the full policy amount if the insured is alive on the policy maturity date. In participating insurance, policyholders directly participate in policy earnings through dividends. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in future policy values.

     Corporate-owned life insurance products include whole life, universal life and variable universal life. Whole life policies provide fixed benefits and level premium payments for a specified period of time. Universal life policies typically provide flexible coverage and flexible premium payments. Universal life cash values fluctuate with the amount of the premiums paid, mortality and expense charges made, and interest credited to the policy. Variable universal life policies are universal life contracts where the cash values vary directly with the performance of the investments underlying the policy.

      Principal markets for corporate-owned life insurance are Fortune 1000 companies. The market and sales volume for corporate-owned life insurance products tend to be volatile.

      In 1996, Congress passed tax legislation that has affected premium and earnings growth of certain corporate-owned life insurance business on which policy loans are outstanding. The legislation phases out the interest deduction for affected corporate-owned life insurance policy loans through 1998 and eliminates it thereafter. CIGNA does not expect this legislation to have a material effect on its consolidated results of operations, liquidity or financial condition. There were no new sales of this product in 1997 or 1996. For additional information on the impact of the legislation, see page 14 of the MD&A section of CIGNA's Annual Report.

     As of December 31, 1997 and 1996, approximately 52% and 53%, respectively, of CIGNA's individual life insurance in force was corporate-owned life insurance. Of the corporate-owned life insurance in force as of December 31, 1997 and 1996, approximately 80% and 85% was corporate-owned life insurance affected by the legislation.

     The reinsurance products sold through this segment include coverages for part or all of the risks under policies written by other insurance companies for group life and health; individual life, health and annuity; and special risks, such as personal accident, catastrophe and workers' compensation coverages. The principal markets for these products are individual and group life, accident and health insurers; special risk and workers' compensation units of property-casualty insurers; companies that offer immediate and deferred annuities; health care providers; managing general underwriters of health care; and self-insured employers.

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

                 Individual Life Insurance and Annuity Products

     As stated above, CIGNA sold its individual life insurance and annuity business to subsidiaries of Lincoln National Corporation. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. CIGNA's individual life insurance products included permanent and term life insurance.

     Term life insurance is issued only on a non-participating basis, and it provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Individual life insurance coverages offered on a permanent basis included whole life, universal life and variable universal life. For a further description of these types of products, see "Corporate-Owned Life Insurance and Reinsurance Products" above. Principal markets for life insurance products and services sold to individuals include affluent executives, professionals and small business owners (typically with income above $100,000 and net worth of $1.5 million or more).

     Most life insurance products sold to individuals have surrender charges to recover policy acquisition costs and to encourage persistency. Persistency for these products was approximately 95% in 1997, 1996 and 1995.

      During 1997, CIGNA offered both fixed and variable annuity products. Fixed annuities accumulate value at a fixed rate of interest on the invested payments. Variable annuities accumulate value at levels determined by the contractholder's allocation of payments among a portfolio of mutual funds and fixed rate accounts and the underlying investment performance of the selected funds (less applicable expense and contract charges). Annuity sales totaled approximately $433 million in 1997 and $601 million in 1996. Annuities were generally marketed to upper-middle-class to affluent customers of banks and stock brokerage firms and clients of financial advisors. CIGNA also marketed a number of individual investment products (including mutual funds) and fee-based financial planning services.

                                  Distribution

     As of December 31, 1997, CIGNA sold individual insurance products primarily through approximately 530 full-time career agents and through independent agents and brokers. Investment products were sold through the career agents, who were also registered representatives of a CIGNA broker-dealer. Annuities were distributed through stockbrokers and banks as well as through the career agents and brokers. These producers are no longer selling these products on CIGNA's behalf.

     Corporate-owned life insurance products are sold primarily through a limited number of specialty brokers. Reinsurance products are sold principally in the United States, Canada, Europe, Asia and Latin America through a small sales force and through domestic and foreign intermediaries.

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

     Interest credited on whole life products is equal to or above a minimum guaranteed rate. For interest-sensitive products, credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on interest-sensitive products for 1997 ranged from 5.0% to 8.2%, with a weighted average rate of 6.8%.

     Interest rates for policy loans on individual life insurance products are either variable or fixed. Variable interest rates are tied to an external index and may be subject to a specified minimum rate. The interest rates charged to the policyholder on borrowed funds ("loan rates") are generally greater than the interest rates credited to the policyholder on those funds, and such loan rates and the related credited interest rates tend to move in tandem as interest rates fluctuate. A large portion of the contracts that provide for fixed rates also provide for a relatively constant spread between the policy loan rate and the related credited interest rate.

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

                                   Competition

     The corporate-owned life insurance marketplace is highly competitive. The Company principally competes with a significant number of the largest domestic life insurance companies that may offer one or more corporate-owned life insurance products. Competition in this market focuses primarily on product design, underwriting, price, administrative servicing capabilities and insurer financial strength, as indicated by ratings issued by nationally recognized agencies.

     CIGNA's reinsurance business operates in highly competitive markets. Approximately 40 companies may offer one or more reinsurance products similar to those offered by CIGNA. The Company competes against other insurance and reinsurance companies as well as brokers and other non-insurance financial organizations. Competition in this market focuses on product, service, price, distribution method and the financial strength ratings issued by internationally recognized agencies. For more information concerning insurance ratings, see "Ratings" on pages 36 and 37. CIGNA has benefited competitively from CG Life's financial strength and stability.

F.   Property and Casualty

     CIGNA's Property and Casualty segment consists of international, domestic and run-off operations. Each of these operations is discussed below.

International Operations

                         Principal Products and Markets

     CIGNA's international operations provide the following insurance coverages and services outside the United States: property and casualty; individual and group life, accident and health; and health care and employee benefits. The international operations produced approximately 62% of total earned premiums and fees for the Property and Casualty segment during 1997.

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

     The international life, accident and health insurance operations provide products that are designed to meet the insurance, savings and investment needs of consumers outside of U.S. insurance markets. Life and accident and health insurance is provided to individuals and groups. Traditional life insurance products include term, whole life, endowment and products with variable investment return. Supplemental products include accidental death, medical, hospital indemnity and income protection coverages.

     The international health care and employee benefit operations provide government-mandated medical benefits in some markets and offer an alternative or supplement to governmental programs in others. To meet the needs of the group market, life and medical insurance products are provided through group and employee benefit programs, including managed care programs, providing employers with benefit options for their employees.

     The international operations have formed several joint ventures in developing markets, most recently in Poland, Brazil, Malaysia and the Philippines. These ventures, which are principally with major, local financial institutions, are intended to accelerate penetration into these markets. The international operations have also established representative offices in selected emerging markets to facilitate the development of profitable business opportunities.

     CIGNA's international operations are diversified by line of business and geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. Centrally controlled internal reinsurance mechanisms facilitate appropriate risk transfer and efficient, cost-effective use of external reinsurance markets.

     CIGNA reduces exposure to economic loss arising from foreign exchange in its international operations by maintaining invested assets abroad in the same currency as the related liabilities. For information on the effect of foreign exchange exposure, see pages 15 and 23 of the MD&A section and Notes 2(Q) and 18 to CIGNA's 1997 Financial Statements included in its Annual Report.

                                   Competition

     The principal competitive factors that affect the international operations are underwriting and pricing, relative operating efficiency, product differentiation, producer relations and the quality of claims and policyholder services. Perception of financial strength, as reflected in the ratings assigned to an insurance company, is also a competitive factor. CIGNA Insurance Company of Europe S.A.-N.V., which produced approximately 23% of the international operations' 1997 written premiums, is rated "A" ("good") by Standard & Poor's and "A-" ("excellent") by A.M. Best. For more information concerning insurance ratings, see "Ratings" on pages 36 and 37.

     A competitive strength of the international operations is its global network and breadth of insurance and benefit programs, which assist individuals and business organizations to meet their risk management objectives.

     Based on revenues, the international operations are the second largest U.S.-based provider of foreign insurance products and services. Across all lines of business, the operations' primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the individual life and accident and health lines of business, locally based competitors include financial institutions and bank-owned insurance subsidiaries.

                                  Distribution

     The international operations maintain a sales or operational presence in major insurance markets around the world. The geographic distribution of written premiums and fees in 1997 for the operations' insurance products, which are sold through branches and subsidiaries of CIGNA entities, was: Japan (38%); United Kingdom (16%); Continental Europe (13%); Other Pacific (13%); and Americas (12%). The remaining 8% was written in other jurisdictions in which the international operations conduct business. The geographic distribution of written premiums and fees for the international operations' products in 1996 and 1995 was not materially different than in 1997.

     International property and casualty business is generally written, on both a direct and assumed basis, through major international and local brokers. Individual life and accident and health products are distributed through agents, financial institutions and various direct marketing channels. Health care and employee benefit programs are sold on a direct basis, as well as through brokers and agents.

Domestic Operations
                         Principal Products and Markets

     The domestic operations had approximately 38% of total earned premiums and fees for this segment during 1997. The domestic operations have become over the past several years a provider of specialist property and casualty products and services. In doing so, they have reunderwritten much of the business and focused on lines of business that have contributed to improved operating results. The table on page 20 lists the principal product lines of the domestic operations and their associated earned premiums and fees, and the table on page 21 shows their underwriting results and combined ratios. These operations are organized into three units: Special Risk Facilities, Specialty Insurance Services and Commercial Insurance Services.

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

     Specialty Insurance Services provides insurance products and related services designed to meet the needs of businesses, groups and individuals with specialized insurance needs that require sophisticated underwriting and risk management expertise. Targeted markets include aviation, recreational and ocean marine, financial institutions, agribusiness, excess casualty, bonding and other programs in which specialist agents share underwriting and processing expertise with the division.

     Commercial Insurance Services provides insurance and related services to customers in the standard insurance market. It emphasizes mid-sized commercial insureds who value loss cost containment. Commercial Insurance Services seeks to increase writings of workers' compensation business that involves standard risk transfer in states with favorable regulatory climates.

                                   Competition

     The principal competitive factors that affect the domestic operations are pricing, underwriting, producer relations, quality of claims and policyholder services, operating efficiencies, and product differentiation and availability. Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a competitive factor. The domestic operations are rated "A-" ("excellent") by A.M. Best. For more information concerning insurance ratings, see "Ratings" on pages 36 and 37.

     Competition, particularly over price, remains intense because of the high level of capacity in the market resulting from growth in capital supporting the industry. In the highly competitive environment of the past several years, the domestic operations reduced their premium volume in some lines rather than maintain business at inadequate prices, resulting in a decline in market share.

     The National Association of Insurance Commissioners ("NAIC") uses risk-based capital rules for domestic property and casualty companies. The property and casualty subsidiaries of CIGNA's ongoing domestic operations were adequately capitalized under the rules as of December 31, 1997. Additional information is contained on page 34.

     The domestic operations pursue a specialist strategy and focus on those market segments where they can compete effectively based on service levels and product design and achieve an adequate level of profitability. They offer experienced claims handling, loss cost control and risk management staffs with proven expertise in specialty fields, including large-risk property and casualty, recreational and ocean marine, and workers' compensation. A competitive strength of all of the domestic units, especially Special Risk Facilities, is the ability to deliver global products and coverages to large risk customers in concert with CIGNA's international operations. Special Risk Facilities has increased its competitive advantages by providing, with X.L. Insurance Company, Ltd., an unaffiliated insurer, multi-year, multi-line insurance packages for complex international and domestic risks.

     Property and casualty insurance can be obtained in the United States through national and regional companies that use an agency distribution system, direct writers (that may have an employed agency force) and brokers. Some potential customers elect to self-insure, which in the case of many corporations involves the use of subsidiary captive insurers. Over 3,000 companies compete for property and casualty business in the United States and no single company or group of affiliated companies is dominant. In 1997 and 1996, CIGNA's domestic property and casualty statutory net written premiums amounted to approximately 0.6% of the total market.

     Based on information published by A.M. Best, CIGNA's domestic property and casualty insurance subsidiaries rank 18th in annual net premiums written for commercial coverages. They are the 20th largest U.S. writer of commercial multiperil coverages, 14th of workers' compensation, 38th of commercial auto coverages, fourth of ocean marine, 12th of inland marine and third of aviation.

                                  Distribution

     Special Risk Facilities writes business mainly through brokers. Specialty Insurance Services and Commercial Insurance Services write business through independent agents and brokers. Specialty Insurance Services also markets its business through alternate distribution channels, including financial institutions and managing general agents.

     The top five states in which the domestic operations wrote premiums in 1997 were California (13%), New York (6%), Florida (6%), Texas (5%) and Pennsylvania (5%). The operations wrote business in all other states, with no one state constituting more than 4% of direct written premiums. The geographic distribution of premiums for the domestic operations' products in 1996 and 1995 was not materially different than in 1997.

Run-off Operations

     Effective December 31, 1995, the Insurance Commissioner of Pennsylvania (the "Commissioner") approved a restructuring of CIGNA's domestic property and casualty businesses into two separate operations, ongoing and run-off. The run-off operations, which do not actively sell insurance products, manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. For additional information on the restructuring, see Note 16 to CIGNA's 1997 Financial Statements included in its Annual Report.

     Certain competitors and policyholders of CIGNA are challenging the Commissioner's action. In March 1997, the Commonwealth Court of Pennsylvania ruled on certain procedural issues, including that the competitors lack standing in the matter and that certain issues be remanded to the Insurance Department for further proceedings. The ruling has been appealed. Pending resolution of the appeal, the Insurance Department has confirmed that CIGNA's restructuring remains in place. Although CIGNA expects the matter to be involved in litigation for some time, it expects to ultimately prevail.

     The risk-based capital ratios of the subsidiaries in the run-off operations are at the mandatory control level, as described on page 34. However, because the Commissioner determined that these subsidiaries have sufficient assets to meet their obligations, they are running off their liabilities consistent with the terms of an Order by the Commissioner, which include periodic reporting obligations to the Pennsylvania Insurance Department.

                        Pricing and Underwriting Results

     CIGNA's property and casualty insurance subsidiaries provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses, commissions to agents or brokers, premium taxes, other operating expenses and policyholders' dividends, underwriting profits are realized. The "combined ratio" is a frequently used measure of property and casualty underwriting performance. On a GAAP basis, this ratio is the sum of (i) the ratio of incurred losses and associated loss expenses to earned premiums (the "loss and loss expense ratio"), (ii) the ratio of expenses incurred for sales commissions, premium taxes and other operating expenses to earned premiums (the "expense ratio") and (iii) the ratio of policyholders' dividends to earned premiums (the "policyholder dividend ratio"), each of these three ratios being expressed as a percentage. When the combined ratio is over 100%, underwriting results are not profitable. The GAAP combined ratios for CIGNA's property and casualty product lines and total property and casualty operations are shown in the table on page 21.

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

     The following table sets forth GAAP net earned premiums and fees for the operations of this segment for the year ended December 31.

                                                                                                    Pro forma
                                                          1997                  1996                 1995(1)
                                                    ---------------       ---------------      ----------------
                                                                    (Dollar amounts in millions)
Premiums and Fees/Percent of Total Premiums and Fees:
   International:
     Accident and health.....................       $  717      17%       $  647      15%      $  626       14%
     Property................................          462      11           484      11          515       11
     Casualty................................          272       6           264       6          252        5
     Auto....................................          197       5           207       5          244        5
     Marine..................................          124       3           143       3          151        3
     Other...................................           12      --            12      --           17        1
                                                    ------     ---        ------     ---       ------      ---
       Subtotal..............................        1,784      42         1,757      40        1,805       39
   International life and health.............          831      20           811      18          911       19
                                                    ------     ---        ------     ---       ------      ---
       Total International Ongoing...........        2,615      62         2,568      58        2,716       58
                                                    ------     ---        ------     ---       ------      ---
   Domestic:
     Property................................          386       9           382       9          311        7
     Workers' compensation...................          366       9           380       8          470       10
     Casualty................................          287       7           298       7          263        6
     Marine and aviation.....................          270       6           258       6          237        5
     Commercial packages.....................          178       4           228       5          274        6
     Other...................................          106       3           125       3          194        4
                                                    ------     ---        ------     ---       ------      ---
       Total Domestic Ongoing................        1,593      38         1,671      38        1,749       38
                                                    ------     ---        ------     ---       ------      ---
   Total Ongoing Operations..................        4,208     100         4,239      96        4,465       96
   Run-off operations........................           22      --           159       4          175        4
                                                    ------     ---        ------     ---       ------      ---
       Total Premiums and Fees...............       $4,230     100%       $4,398     100%      $4,640      100%
                                                    ======     ===        ======     ===       ======      ===

----------
(1) CIGNA's domestic property and casualty operations were restructured into ongoing and run-off operations effective December 31, 1995. Amounts shown for the Property and Casualty segment's ongoing and run-off operations for 1995 are reported on a pro forma basis as though the restructuring was in place at the beginning of 1995. These pro forma results are not necessarily indicative of the results that would have been reported had the restructuring actually occurred as of January 1, 1995. Consolidated Property and Casualty segment amounts, including International, did not change as a result of the restructuring.

     The following table sets forth GAAP underwriting results, combined ratios and net investment income for the operations of this segment for the year ended December 31.

                                                                                                     Pro forma
                                                          1997                  1996                 1995 (1)
                                                    -----------------      -----------------     ----------------
                                                                    (Dollar amounts in millions)
Underwriting Gain (Loss)/Combined Ratios:
   International:
     Accident and health.....................        $  39      94.6%      $  57      91.2%      $  41      93.4%
     Property................................           45      90.3          68      86.0          73      85.8
     Casualty................................           17      93.7          24      91.0          15      93.8
     Auto....................................           (9)    104.7          (5)    102.5          (6)    102.4
     Marine..................................           (5)    103.7         (10)    106.6           1      99.7
     Other...................................            2      81.8         (14)    214.2         (16)    192.7
                                                     -----                 -----                ------
       Total International Ongoing...........           89      95.0         120      93.2         108      94.0
                                                     -----    ======       -----    ======      ------    ======
   Domestic:
     Property................................           20      94.9         (43)    111.3         (20)    106.4
     Workers' compensation...................          (28)    107.5         (22)    105.7        (130)    127.7
     Casualty................................          (35)    112.2         (48)    116.2         (59)    122.5
     Marine and aviation.....................            9      96.5           5      97.9          35      85.1
     Commercial packages.....................          (43)    124.4         (37)    116.3         (54)    119.6
     Other...................................           (3)    102.7         (28)    122.6         (27)    114.3
                                                     -----                 -----                ------
       Total Domestic Ongoing................          (80)    105.0        (173)    110.4        (255)    114.6
                                                     -----    ======       -----    ======      ------    ======

Total Ongoing operations.....................            9      99.8%        (53)    101.6%       (147)    104.1%
                                                              ======                ======                ======

Run-off operations...........................         (291)                 (317)               (1,512)
                                                     -----                 -----                ------

Total underwriting loss:
   After Policyholders' Dividends............        $(282)                $(370)              $(1,659)
                                                     =====                 =====               =======
   Before Policyholders' Dividends...........        $(269)                $(339)              $(1,604)
                                                     =====                 =====               =======

Net investment income, pre-tax:
   International.............................         $240                  $243                  $268
   Domestic..................................          239                   259                   240
   Run-off...................................          282                   302                   286
                                                     -----                 -----                ------
       Total.................................         $761                  $804                  $794
                                                     =====                 =====                ======

----------
(1) CIGNA's domestic property and casualty operations were restructured into ongoing and run-off operations effective December 31, 1995. Amounts shown for the Property and Casualty segment's ongoing and run-off operations for 1995 are reported on a pro forma basis as though the restructuring was in place at the beginning of 1995. These pro forma results are not necessarily indicative of the results that would have been reported had the restructuring actually occurred as of January 1, 1995. Consolidated Property and Casualty segment amounts, including International, did not change as a result of the restructuring.

                                Ceded Reinsurance

     To protect against losses greater than the amount that it is willing to retain on any one risk or event, CIGNA purchases reinsurance from unaffiliated insurance companies. During 1997, the Company revised its reinsurance programs. CIGNA's domestic reinsurance programs now provide approximately 35% recovery for property catastrophe losses between $60 million and $375 million. Other reinsurance programs are in place which could provide for the recovery of up to an additional $300 million on a combination of catastrophe and other losses, depending on the aggregate annual level of losses incurred. These revisions are expected to result in little or no increase in earnings volatility. CIGNA's international catastrophe reinsurance program provides approximately 95% recovery of losses between $75 million and $300 million. Although reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount ceded, and thus will be limited to the amount of risk retained, provided that reinsurers meet their obligations.

     The Company is not substantially dependent upon any single reinsurer. The Company's largest aggregation of domestic and international reinsurance recoverables as of December 31, 1997 and 1996, at approximately 7% in both years, was with more than 100 syndicates affiliated with Lloyd's of London. Approximately 25% of CIGNA's reinsurance recoverables as of December 31, 1997 relate to pools and captives, under which CIGNA's assets are generally protected through future industry assessments or by some form of collateral. In addition, approximately 47% relate primarily to domestic ongoing and run-off operations (excluding their recoverables with Lloyd's noted above), of which approximately 81% relate to individual reinsurers that carry a financing rating characterized as "very good" or higher from an independent rating agency. The remaining 21% relate to international and reinsurance operations for which an independent rating agency evaluation may not be available. A significant portion of these recoverables is due from reinsurers that continue to meet CIGNA's internal security standards, selection criteria and other controls over collectibility, as described in the following paragraph.

     The collectibility of reinsurance is largely a function of the solvency of reinsurers. CIGNA cedes risk to reinsurers that meet certain financial security standards. It relies on independent ratings of reinsurers, when available, and otherwise examines its reinsurers' financial performance and reserve adequacy. When deemed appropriate, CIGNA seeks collateral from reinsurers; reassumes, in return for a settlement, risks for which it had previously purchased reinsurance; and establishes allowances for potentially unrecoverable reinsurance. CIGNA's allowance for unrecoverable reinsurance was $720 million and $711 million at December 31, 1997 and 1996, respectively.

     Reinsurance disputes can delay recovery of reinsurance and, in some cases, affect its collectibility. Reinsurance disputes continue to increase, particularly on larger and more complex claims.

     As of December 31, 1997, approximately 84% of CIGNA's reinsurance recoverable balance related to unpaid reported claims and incurred but not reported claims, and the remaining 16% related to paid losses. The timing and collectibility of reinsurance recoverables have not had, and are not expected to have, a material adverse effect on CIGNA's liquidity.

     For additional information on reinsurance, including on CIGNA's property catastrophe reinsurance program, see page 16 of the MD&A section and Notes 13 and 14 to CIGNA's 1997 Financial Statements included in its Annual Report.

                                    Reserves

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

     CIGNA implemented a new methodology for estimating asbestos-related and environmental pollution reserves in 1995, as discussed on page 17 of the MD&A section of CIGNA's Annual Report. CIGNA's reserves for asbestos-related and environmental pollution claims are a reasonable estimate of its liability for these claims, based on currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available.

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

     The adverse pre-tax effects, net of reinsurance, during 1997, 1996 and 1995 on CIGNA's results of operations from insured events of prior years (prior year development) were $218 million, $177 million and $1.5 billion, respectively. Of the prior year loss development during 1995, 81% was attributable to asbestos-related and environmental pollution claims. Prior year development is discussed on pages 17 and 18 of the MD&A section of CIGNA's Annual Report.

     Reserve changes for asbestos-related claims before ("Gross") and after ("Net") the effects of reinsurance were as follows:

                                                                      Year ended December 31,
                                                  -------------------------------------------------------------
                                                         1997                  1996                  1995
                                                  -------------------  -------------------  -------------------
                                                   Gross        Net      Gross        Net      Gross       Net
                                                  -------    --------  ---------   -------  ----------  -------
                                                                           (In millions)
Asbestos Claims:
Beginning reserves..........................       $771       $483       $749       $457       $594       $281
Plus incurred claims and claim
    adjustment expenses.....................        170         92        115         62        298        255
Less payments for claims and claim
    adjustment expenses.....................        (95)       (66)       (93)       (36)      (143)       (79)
                                                   ----       ----       ----       ----       ----       ----
Ending reserves.............................       $846       $509       $771       $483       $749       $457
                                                   ====       ====       ====       ====       ====       ====

     Total asbestos-incurred claims and claim adjustment expenses for 1995 include reserve strengthening of $255 million ($194 million, net of reinsurance) related to CIGNA's comprehensive reserve review completed in the third quarter of 1995.

     Reserve changes for environmental pollution claims before ("Gross") and after ("Net") the effects of reinsurance were as follows:

                                                                      Year ended December 31,
                                                 --------------------------------------------------------------
                                                         1997                  1996                  1995
                                                 -------------------- --------------------- -------------------
                                                   Gross       Net       Gross        Net      Gross       Net
                                                 ---------  --------- -----------  -------- ----------  -------
                                                                           (In millions)
Environmental Pollution Claims:
Beginning reserves..........................     $1,492     $1,161     $1,665     $1,268       $707       $542
Plus incurred claims and claim
    adjustment expenses.....................         94         33         58         32      1,265        955
Less payments for claims and claim
    adjustment expenses.....................       (182)      (135)      (231)      (139)      (307)      (229)
                                                 ------     ------     ------     ------     ------     ------

Ending reserves.............................     $1,404     $1,059     $1,492     $1,161     $1,665     $1,268
                                                 ======     ======     ======     ======     ======     ======

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

                                                                      Year ended December 31,
                                                 --------------------------------------------------------------
                                                         1997                  1996                  1995
                                                 ------------------- ---------------------- -------------------
                                                   Gross       Net       Gross        Net      Gross       Net
                                                 ---------  -------- -----------  --------- ----------  -------
                                                                           (In millions)
Beginning reserves..........................     $1,319       $992     $1,468     $1,075     $  558     $  397
Plus incurred claims and claim
    adjustment expenses.....................         13        (38)         5        (15)     1,144        836
Less payments for claims and claim
    adjustment expenses.....................       (101)       (64)      (154)       (68)      (234)      (158)
                                                 ------       ----     ------     ------     ------     ------

Ending reserves.............................     $1,231       $890     $1,319     $  992     $1,468     $1,075
                                                 ======       ====     ======     ======     ======     ======

     Since the mid-1980s, when CIGNA established a separate unit to handle its asbestos-related and environmental pollution claims, it has followed an aggressive resolution strategy for these claims. When appropriate, it has settled claims with its policyholders, often obtaining full policy releases. While CIGNA believes that its ultimate asbestos-related and environmental pollution exposure has been reduced by this strategy, it also resulted in accelerating the recognition of incurred and paid claims and claim adjustment expenses. Paid asbestos-related and environmental pollution claims are expected to continue to be significant for the foreseeable future, but can vary from year to year, as seen in 1995, depending on the level of settlement activity.

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

     A reconciliation of total beginning and ending reserve balances of the property and casualty operations for unpaid claims and claim adjustment expenses for the years ended December 31, 1997, 1996 and 1995 is provided in Note 14 to CIGNA's 1997 Financial Statements included in its Annual Report.

     The table on page 26 presents the subsequent development of the estimated year-end property and casualty reserve, net of reinsurance ("net reserve"), for the 10 years prior to 1997. The first section of the table shows the estimated net reserve that was recorded at the end of each of the indicated years for all current and prior year unpaid claims and claim adjustment expenses. The second section shows the cumulative percentages of such previously recorded net reserve paid in succeeding years. The third section shows, as a percentage of such net reserve, the re-estimates of the net reserve made in each succeeding year.

     The cumulative deficiency as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through 1997; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency recognized in 1995 relating to losses incurred in 1988 would be included in the cumulative deficiency amount for the years 1988 through 1994. Yet, the deficiency would be reflected in operating results in 1995 only.

     Conditions and trends that have affected the reserve development reflected in the table are likely to continue to change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development. Historically, asbestos-related and environmental pollution losses had a significant effect on the net cumulative deficiency.

                                                                    Year Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                    1987   1988    1989     1990     1991     1992    1993     1994      1995    1996     1997
                                    ----   ----    ----     ----     ----     ----    ----     ----      ----    ----     ----
                                                                   (dollar amounts in millions)
Net reserve for unpaid claims and
   claim adjustment expenses...   $8,832  $9,414  $9,789  $10,196  $10,272  $10,562  $10,660  $10,635  $11,159  $10,647  $ 9,967
                                  ======  ======  ======  =======  =======  =======  =======  =======  =======  =======  =======

Cumulative percentage of net
  reserve paid through:
     One year later............     30.2%   31.1%   34.3%    33.8%    34.0%    28.9%    24.7%    22.5%    19.8%    19.9%
     Two years later...........     49.5    52.7    54.3     53.9     53.6     45.9     40.4     37.4     32.7
     Three years later.........     65.7    67.7    69.4     68.6     66.8     58.7     51.8     48.6
     Four years later..........     77.0    78.9    80.8     78.9     77.3     67.8     61.0
     Five years later..........     84.7    88.0    88.6     86.8     84.6     75.5
     Six years later...........     92.8    94.4    95.4     93.0     91.9
     Seven years later.........     98.5   100.4   100.7     99.7
     Eight years later.........    104.4   105.1   106.6
     Nine years later..........    108.7   110.3
     Ten years later...........    113.8
Net reserve (percentage)
  re-estimated as of:
     One year later............    102.6%  103.0%  103.1%   103.4%   106.4%   107.5%   105.0%   114.1%   101.6%   102.0%
     Two years later...........    105.0   105.8   106.9    107.4    115.4    113.5    119.7    115.6    103.7
     Three years later.........    107.9   109.7   109.6    116.9    122.5    128.2    121.4    117.7
     Four years later..........    111.3   112.3   119.5    123.5    138.9    130.1    124.0
     Five years later..........    114.0   121.9   125.7    140.1    141.0    132.7
     Six years later...........    123.9   127.9   142.9    142.5    144.1
     Seven years later.........    129.6   144.5   145.0    145.6
     Eight years later.........    146.6   146.4   147.9
     Nine years later..........    148.5   149.3
     Ten years later...........    151.6

Net cumulative deficiency......   $4,560  $4,644  $4,688  $ 4,653  $ 4,529  $ 3,448  $ 2,556  $ 1,881  $   416  $   218

Gross reserve--December 31.....                                             $17,926  $17,764  $16,825  $17,023  $16,482  $15,135
Less: Reinsurance recoverable..                                               7,364    7,104    6,190    5,864    5,835    5,168
                                                                            -------  -------  -------  -------  -------  -------
Net reserve--December 31.......                                             $10,562  $10,660  $10,635  $11,159  $10,647  $ 9,967
                                                                            =======  =======  =======  =======  =======  =======

Gross re-estimated reserve.....                                             $22,224  $20,631  $19,043  $17,538  $16,691
Less: Re-estimated reinsurance
   recoverable.................                                               8,214    7,415    6,527    5,963    5,826
                                                                            -------  -------  -------  -------  -------

Net re-estimated reserve.......                                             $14,010  $13,216  $12,516  $11,575  $10,865
                                                                            =======  =======  =======  =======  =======

Gross cumulative deficiency....                                             $ 4,298  $ 2,867  $ 2,218  $   515  $   209
                                                                            =======  =======  =======  =======  =======

     For additional information about gross loss development, amounts ceded to reinsurers and net loss development, see pages 16 through 18 of the MD&A section of CIGNA's Annual Report. On a GAAP basis, which is before the effects of reinsurance, CIGNA's 1997 year-end reserves totaled $15.1 billion. For GAAP purposes, CIGNA's reserves are generally carried at the full value of the estimated liabilities. For state regulatory purposes, reserves are reported in accordance with statutory accounting procedures ("SAP"), which is net of the effects of reinsurance and discounting for certain lines of business, and, on that basis, totaled $8.6 billion.

     The following table reconciles, as of year end, liabilities for unpaid claims and claim adjustment expenses determined in accordance with SAP to those determined in accordance with GAAP:

                                                                                As of December 31,
                                                                    ------------------------------------------
                                                                      1997             1996              1995
                                                                    -------          -------           -------
                                                                                   (In millions)
Statutory reserve for unpaid claims and claim adjustment
   expenses, net of reinsurance...............................      $ 8,630           $ 9,265          $ 9,704
Adjustments:
   Statutory Reinsurance Recoverable..........................        4,848             5,465            5,384
   Discounting of Gross Reserves(1)...........................        1,657             1,752            1,935
                                                                    -------           -------          -------
GAAP reserve for unpaid claims and claim adjustment
   expenses...................................................       15,135            16,482           17,023
Less GAAP Reinsurance Recoverable.............................        5,168             5,835            5,864
                                                                    -------           -------          -------
GAAP reserve for unpaid claims and claim adjustment expenses,
   net of reinsurance.........................................      $ 9,967           $10,647          $11,159
                                                                    =======           =======          =======

----------
(1) Primarily for workers' compensation reserves and certain asbestos-related and environmental pollution reserves. For SAP purposes, these reserves are discounted at 6%.

G.   Investments and Investment Income

     CIGNA's investment operations primarily provide investment management and related services in the United States and certain other countries for CIGNA's corporate and insurance-related invested assets. In addition, the investment operations provide fee-based investment management and advisory services to large group pension plan sponsors, institutions, international investors and other clients. CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and short-term investments. It also develops and issues structured investment products.

     CIGNA's assets under management at year-end 1997 totaled $89.7 billion, comprising CIGNA corporate and insurance-related invested assets ("invested assets") of $56.6 billion and advisory portfolio assets of $33.1 billion. Advisory portfolio assets included $29.3 billion in Separate Accounts of CIGNA's life insurance subsidiaries. CIGNA's investment operations manage 100% of the invested assets and 51% of the advisory portfolios. Use of outside investment managers has increased, most significantly in retirement accounts where asset allocations have shifted in part from fixed income investments in CIGNA's General Account to equity securities in non-CIGNA managed advisory portfolios. For additional information about the General Account and the Separate Accounts, see "Employee Retirement and Savings Benefits--Principal Products and Markets" beginning on page 9.

      CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities and redeemable preferred stocks. Asset-backed securities are primarily mortgage-backed securities and secondarily other asset-backed securities. Mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds. For additional information about CMOs, see Note 4(A) to CIGNA's 1997 Financial Statements included in its Annual Report.

     The major portfolios under management in CIGNA's General Account consist of the combined assets of the Employee Life and Health Benefits, Employee Retirement and Savings Benefits, and Individual Financial Services segments (collectively, "Employee Benefits and Individual Financial portfolios") and the assets of the Property and Casualty segment. CIGNA generally manages the characteristics of its invested assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 1997 comprised the following: property and casualty 30%, fully guaranteed 12%, experience-rated 23%, interest-sensitive 20%, and other life and health 15%.

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

     Fully guaranteed products primarily include GICs, single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 1997, the duration of assets and liabilities for GICs, single premium annuities and settlement annuities was approximately 2 years, 8 years and 10 years, respectively.

     Experience-rated products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments. Interest-sensitive products primarily include universal life insurance and corporate-owned life insurance. Invested assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

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

     CIGNA routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. Such factors include industry segment considerations for fixed maturity investments, and geographic and property-type considerations for mortgage loan and real estate investments. Most international fixed maturity investments are government-backed.

     CIGNA's fixed maturity investments, including policyholder share, as of December 31, 1997 constituted approximately 55% of the Employee Benefits and Individual Financial portfolios and approximately 94% of the Property and Casualty portfolios. As of that date, approximately 29% of fixed maturity investments was attributable to experience-rated contracts. CIGNA reduces credit risk for the portfolios as a whole by investing primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the NAIC (for both public and private investments). For information about below investment grade holdings, see page 20 of the MD&A section of CIGNA's Annual Report.

     CIGNA's mortgage loan investments, including policyholder share, constituted approximately 25% of the Employee Benefits and Individual Financial portfolios and less than 1% of the Property and Casualty portfolios as of December 31, 1997. As of that date, approximately 53% of mortgage loan investments was attributable to experience-rated contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of the borrower. Such investments consist primarily of first mortgage loans on commercial properties and are diversified relative to property type, location and borrower. The Company invests in fully completed and substantially leased commercial properties. Virtually all of the Company's mortgage loans are bullet or balloon loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     CIGNA's real estate investments are either held for the production of income or held for sale. Real estate investments, including policyholder share, constituted approximately 2% of the Employee Benefits and Individual Financial portfolios and less than 1% of the Property and Casualty portfolios as of December 31, 1997. As of that date, 64% of real estate investments was attributable to experience-rated contracts.

     Real estate investments held for the production of income are actively managed to maximize operating income. These investments consist primarily of stabilized commercial properties and are diversified relative to property type and geographic location. Real estate investments held for sale are primarily properties acquired as a result of foreclosure of mortgage loans. The Company's general policy is to rehabilitate the foreclosed properties, re-lease them and sell them, which generally takes two to four years, or less if circumstances indicate that an immediate sale is in the best financial interests of the Company or policyholders. CIGNA sold $311 million of foreclosed properties in 1997 and $297 million in 1996 because of improved commercial real estate markets, and expects to sell additional foreclosed properties in 1998.

     In connection with its investment strategy, CIGNA's use of derivative instruments is limited to hedging applications to minimize market risk. Derivative instruments are not used for speculative purposes.

     See pages 20 through 23 of the MD&A section and Notes 2, 4 and 5 to CIGNA's 1997 Financial Statements included in its Annual Report for additional information about CIGNA's investments.

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

     In connection with the sale of the individual life insurance and annuity business, CIGNA transferred approximately $5.4 billion of invested assets to subsidiaries of Lincoln National Corporation effective January 1, 1998. The transferred invested assets, which are included in the following tables, consisted of approximately $3.3 billion of bonds, $1.4 billion of mortgage loans and $0.7 billion of policy loans.

                                                                                As of December 31,
                                                                    ------------------------------------------
Investments                                                           1997             1996              1995
-----------                                                         --------         -------           -------
                                                                                   (In millions)
Fixed maturities
   Bonds:
     Finance..................................................      $ 3,387           $ 3,522          $ 3,726
     Consumer products........................................        2,917             2,776            3,102
     Energy...................................................        2,678             2,598            2,470
     Manufacturing............................................        2,564             2,559            2,747
     Public utilities.........................................        1,487             1,476            1,941
     U.S. government and government agencies and authorities          1,238               364              407
     Transportation...........................................          954               933            1,046
     States, municipalities and political subdivisions........          703               440              404
     Foreign governments(1)...................................          196               158              164
     Other....................................................          245               326              401
                                                                    -------           -------          -------
       Total bonds............................................       16,369            15,152           16,408
Asset-backed securities.......................................        6,755             6,195            5,925
Redeemable preferred stocks...................................            6                13               15
                                                                    -------           -------          -------
       Total fixed maturities.................................       23,130            21,360           22,348
                                                                    -------           -------          -------
Equity securities
   Common stocks:
     Industrial and miscellaneous.............................          332               255              238
     Banks, trust and insurance companies.....................           49                32               21
     Public utilities.........................................           27                22               23
                                                                    -------           -------          -------
       Total common stocks....................................          408               309              282
   Non-redeemable preferred stocks............................           16                 6               11
                                                                    -------           -------          -------
       Total equity securities................................          424               315              293
                                                                    -------           -------          -------
Mortgage loans
   Commercial:
     Retail facilities........................................        4,267             4,544            4,423
     Office buildings.........................................        3,529             3,546            3,685
     Apartments...............................................        1,396             1,315            1,281
     Industrial...............................................          556               390              399
     Hotels...................................................          497               681              692
     Other....................................................          249                94               98
                                                                    -------           -------          -------
       Total commercial.......................................       10,494            10,570           10,578
   Agricultural...............................................           21                35               69
                                                                    -------           -------          -------
       Total mortgages........................................       10,515            10,605           10,647
                                                                    -------           -------          -------
Policy loans..................................................        7,146             7,132            6,925
Real estate...................................................          737             1,010            1,138
Other long-term investments...................................          166               196              202
Short-term investments........................................           61               478              359
                                                                    -------           -------          -------

       Total investments......................................      $42,179           $41,096          $41,912
                                                                    =======           =======          =======

----------
See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments. The above amounts do not include Separate Account assets.

(1) Comprises fixed maturities of sovereign foreign governments.

Net Investment Income                                                         Year ended December 31,
---------------------                                               -------------------------------------------
                                                                      1997             1996              1995
                                                                    --------         -------           --------
                                                                           (Dollar amounts in millions)
Fixed maturities..............................................       $1,691            $1,686           $1,706
Equity securities.............................................           15                 5               34
Mortgage loans................................................          915               951              894
Policy loans..................................................          532               548              499
Real estate...................................................          150               184              272
Other investments.............................................           81                75              117
                                                                     ------            ------           ------

   Total .....................................................        3,384             3,449            3,522
Less investment expenses......................................          142               163              258
                                                                     ------            ------           ------

Net investment income, pre-tax................................       $3,242            $3,286           $3,264
                                                                     ======            ======           ======
Net investment yield(1).......................................         7.93%             8.40%            8.66%
                                                                     ======            ======           ======
----------

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

Investments                                                                     As of December 31,
                                                                    ------------------------------------------
                                                                      1997             1996              1995
                                                                    -------           ------            ------
                                                                           (Dollar amounts in millions)
Fixed maturities
   Bonds:
     Foreign governments(1)...................................      $ 2,197           $ 2,256          $ 2,343
     Finance..................................................        1,430             1,484            1,655
     States, municipalities and political subdivisions........        1,283             1,300            1,373
     Public utilities.........................................          892               945              906
     Energy...................................................          832               936              835
     Consumer products........................................          732               749              679
     Manufacturing............................................          718               715              627
     Transportation...........................................          366               368              310
     U.S. government and government agencies and authorities..          318               479              687
     Other....................................................          309               295              240
                                                                    -------           -------          -------
         Total bonds..........................................        9,077             9,527            9,655
   Asset-backed securities....................................        1,729             1,894            1,921
   Redeemable preferred stocks................................            3                 3                4
                                                                    -------           -------          -------
         Total fixed maturities...............................       10,809            11,424           11,580
                                                                    -------           -------          -------

Equity securities
   Common stocks:
     Industrial and miscellaneous.............................          305               268              271
     Banks, trust and insurance companies.....................           75                85               53
     Public utilities.........................................           47                29               13
                                                                    -------           -------          -------
         Total common stocks..................................          427               382              337
   Non-redeemable preferred stocks............................           --                 1               16
                                                                    -------           -------          -------

         Total equity securities..............................          427               383              353
                                                                    -------           -------          -------

Other long-term investments...................................          216               237              320
Short-term investments........................................           96               360               95
                                                                    -------           -------          -------

         Total investments....................................      $11,548           $12,404          $12,348
                                                                    =======           =======          =======
-----------

See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments.

(1) Comprises fixed maturities of sovereign foreign governments.

Net Investment Income                                                         Year Ended December 31,
---------------------                                                -----------------------------------------
                                                                      1997             1996              1995
                                                                     ------           ------            ------
                                                                           (Dollar amounts in millions)
Interest:
   Taxable....................................................         $749              $778             $782
   Tax-exempt.................................................           58                66               70
                                                                       ----              ----             ----
         Total................................................          807               844              852
Dividends from stocks.........................................            7                14               11
                                                                       ----              ----             ----
Total investment income.......................................          814               858              863
Less investment expenses......................................           53                54               69
                                                                       ----              ----             ----

Net investment income, pre-tax................................         $761              $804             $794
                                                                       ====              ====             ====
Net investment yield(1).......................................         6.13%             6.21%            6.23%
                                                                       ====              ====             ====

----------
(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

                        Other Investments and Operations

     Invested assets for CIGNA's Other Operations totaled $2.9 billion and $2.6 billion as of December 31, 1997 and 1996. They include fixed maturities, mortgage loans, real estate and short-term investments. These assets primarily support the settlement annuity and non-insurance businesses. Net investment income for these investments and for cash and cash equivalents was $242 million for 1997, $243 million for 1996 and $238 million for 1995.

H.   Regulation

     CIGNA's subsidiaries, depending on where they operate, are subject to federal, state and foreign regulation. CIGNA's insurance subsidiaries are licensed to do business in, and are subject to regulation and supervision by, the states of the United States, the District of Columbia, certain U.S. territories and various foreign jurisdictions. Although the extent of regulation varies, most jurisdictions have laws and regulations governing rates, solvency, standards of business conduct, and various insurance and investment products. Licensing of insurers and their agents and the approval of policy forms are usually required. The form and content of statutory financial statements and the type and concentration of investments are also regulated. Each insurance subsidiary is required to file periodic financial reports with supervisory agencies in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

     Most states and the District of Columbia require licensed insurance companies to support guaranty associations, which are organized to pay claims on behalf of insolvent insurance companies. These associations levy assessments on member insurers in a particular state to pay such claims on the basis of their proportionate shares of the lines of business of the insolvent insurer. Maximum assessments permitted by law in any one year generally range from 1% to 2% of annual premiums written by each member in a particular state with respect to the categories of business involved, and may be offset against premium taxes payable in some states. For additional information about guaranty fund assessments, see
Note 19 to CIGNA's 1997 Financial Statements included in its Annual Report.

     The NAIC has developed model solvency-related laws that many states have adopted. The NAIC also uses risk-based capital rules (the "RBC rules") for life insurance and property and casualty insurance companies. The RBC rules recommend a specified level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer's adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

     Four levels of regulatory attention may be triggered if the ratio of adjusted surplus to risk-based capital (the "RBC ratio") is insufficient:

     o If an insurance company's RBC ratio is between 75% and 100%, the "company action level," the company must submit a plan to the regulator detailing corrective action it proposes to undertake.

     o If a company's RBC ratio is between 50% and 75%, the "regulatory action level," the company must also submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

     o If a company's RBC ratio is between 35% and 50%, the "authorized control level," the regulatory response is the same as at the "regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

     o If the RBC ratio for a company is less than 35%, the "mandatory control level," the regulator must rehabilitate or liquidate the insurer.

     An insurance commissioner may allow a property and casualty company at or below the mandatory control level that is writing no business and is running off its existing business to continue its run-off. As of December 31, 1997, CIGNA's life insurance and ongoing domestic property and casualty insurance subsidiaries were adequately capitalized under the RBC rules, and the run-off subsidiaries were running off their liabilities as described on page 19.

     Recent state and federal regulatory scrutiny of life insurers' sales and advertising practices, including the adequacy of disclosure regarding products and their future performance, may result in increased regulations in this area.

     CIGNA's insurance subsidiaries are subject to state laws regulating insurers that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance subsidiary and the holding company or its other subsidiaries may require notification to, or be subject to the approval of, one or more state insurance commissioners.

     CIGNA's HMOs are subject to regulation and supervision by various government agencies in the states in which they do business. The extent of regulation varies, but most jurisdictions regulate licensing, solvency, contracts and rates. Regulation of these entities also may include standards for quality assurance, minimum levels of benefits that must be offered and requirements for availability and continuity of care. A few states require HMOs to participate in guaranty funds, and several state legislatures have recently considered insolvency and guaranty fund legislation, a trend that is expected to continue. Some of CIGNA's HMOs are also federally qualified and subject to regulation as to benefits, solvency and rates under the federal HMO Act. CIGNA administers employee health care benefit plans governed by ERISA and, therefore, may be subject to requirements imposed on ERISA fiduciaries. CIGNA's mental health and substance abuse clinics are licensed by the states in which they operate for quality of treatment.

     In addition, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Mental Health Parity Act of 1996 ("MHPA"), which both became effective in the last 12 months, subject health care insurers to new federal regulation. HIPAA imposes guaranteed issuance, renewal and portability requirements on health care insurers, and MHPA generally prohibits group health plans from establishing separate aggregate annual or life-time dollar limits on mental health benefits. Federal and state efforts to increase regulation of the health care industry are expected to continue in 1998. Such proposals are discussed on page 8.

     Regulatory concerns with insurance risk selection have increased significantly in recent years. For example, some states have imposed restrictions on the use of underwriting criteria related to AIDS, domestic abuse and credit reports. Also, various interpretations under the Americans with Disabilities Act may affect the provision of insurance benefits under certain types of policies.

     Domestic property and casualty insurers are required to participate in assigned risk plans, joint underwriting authorities, pools and other residual market mechanisms to write coverages on risks not acceptable under normal underwriting standards. In addition, states have responded to concerns about the marketing, advertising and underwriting of property and casualty insurance by increasing the number and frequency of market conduct examinations, and by imposing increasingly large penalties for violations of laws and regulations pertaining to these functions.

     The extent of insurance regulation varies significantly among the countries in which CIGNA conducts its international operations. In many countries, foreign insurers are faced with greater restrictions than domestic competitors. These may include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer's ownership. Where appropriate, CIGNA has incorporated insurance subsidiaries locally to improve its position.

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

     Federal initiatives can have an impact on the insurance business in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry and Superfund, current and proposed federal measures that may significantly affect the insurance business include: pension and other employee benefit regulation; tax legislation (including a recent proposal that could restrict the ability of corporations that own life insurance policies on their officers, directors or employees from fully deducting interest they pay on debt); and Social Security legislation. Congress is also considering several measures that would change the traditional separation of financial services companies. These measures, if enacted, would allow bank affiliates to underwrite insurance and would allow insurance affiliates to perform functions similar to those now reserved for banks.

     The economic and competitive effects of the legislative and regulatory proposals discussed above would depend upon the final form any such legislation or regulation might take.

I.   Ratings

     CIGNA and certain of its insurance subsidiaries are rated by nationally and internationally recognized rating agencies. While the significance of individual ratings varies from agency to agency, companies assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity.

     Insurance ratings represent the opinions of the rating agencies on the financial strength of the company and its capacity to meet the obligations of insurance policies. Insurance rating scales of the principal agencies that rate the Company's insurance subsidiaries are characterized as follows:

     o A.M. Best Company, Inc. ("A.M. Best"), A++ to F ("Superior" to "In Liquidation");

     o Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest");

     o Standard & Poor's Corp. ("S&P"), AAA to R ("Superior" to "Regulatory Action"); and

     o Duff & Phelps Credit Rating Co. ("DCR"), AAA to DD ("Highest" to "Order of Liquidation").

     As of March 10, 1998, the insurance rating for Life Insurance Company of North America obtained from A.M. Best was A+ ("Superior," 2nd of 15), and the insurance ratings for CIGNA Insurance Company of Europe S.A.- N.V. obtained from S&P and A.M. Best were A ("Good," 6th of 18) and A- ("Excellent," 4th of 15), respectively. The insurance ratings obtained for CG Life and the domestic property and casualty ongoing and run-off operations were as follows:

                                                              Insurance Ratings(1)
                                                              --------------------
                                                        Life                Property & Casualty
                                                        ----                -------------------
                                                                        Ongoing           Run-off
                                                       CG Life       Operations(2)     Operations(3)
                                                       -------       -------------     -------------
         A.M. Best..........................             A+               A-                B+
                                                     ("Superior,"    ("Excellent,"     ("Very Good,"
                                                     2nd of 15)        4th of 15)      6th of 15)(4)
         Moody's............................             Aa3             Baa1               Ba1
                                                    ("Excellent,"    ("Adequate,"    ("Questionable,"
                                                      4th of 21)      8th of 21)        11th of 21)
         S&P................................              AA              BBB               BBB
                                                    ("Excellent,"    ("Adequate,"      ("Adequate,"
                                                      3rd of 18)      9th of 18)        9th of 18)
         DCR................................             AA+              A-               BBB-
                                                    ("Very high,"      ("High,"        ("Adequate,"
                                                      2nd of 18)      7th of 18)        10th of 18)

------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the agency's rating scale (e.g., CG Life's rating by A.M. Best is the 2nd highest rating awarded in its scale of 15).
(2) The rated Ongoing Operations consist of CIGNA's domestic ongoing property and casualty insurance subsidiaries. For further information, see "Domestic Operations" beginning on page 18.
(3) The rated Run-off Operations consist of domestic insurance subsidiaries that manage run-off policies and related claims, including those for asbestos-related and environmental pollution exposures. For further information, see "Run-off Operations" on page 19.
(4) Although this is the sixth highest rating in the A.M. Best rating scale, it is the second highest rating available for run-off operations.

     Debt ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. The rating scales of the principal agencies that rate CIGNA's senior debt are characterized as follows:

     o    Moody's, Aaa to C ("Best" to "Lowest");

     o    S&P, AAA to D ("Extremely Strong" to "Default"); and

     o    DCR, AAA to DD ("Highest" to "Default").

     The commercial paper rating scales for Moody's, S&P, DCR and Fitch IBCA Inc. ("Fitch") are as follows:

     o    Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime");

     o    S&P, A-1+ to D ("Extremely Strong" to "Default");

     o    DCR, D-1+ to D-5 ("Highest" to "Default"); and

     o    Fitch F-1+ to D ("Exceptional" to "Default").

     As of March 10, 1998, the debt ratings obtained from the following agencies were as follows:

                                                                          Debt Ratings(1)
                                                                         CIGNA Corporation
                                                                         -----------------
                                                                                         Commercial
                                                                  Senior Debt              Paper
                                                                  -----------            ----------
         Moody's.....................................                 A3                  Prime-2
                                                            ("Upper-medium-grade,"      ("Strong,"
                                                                   7th of 21)            2nd of 4)
         S&P.........................................                 A                     A-1
                                                                  ("Strong,"             ("Strong,"
                                                                  6th of 22)             2nd of 7)
         DCR.........................................                 A                     D-1
                                                                 ("Adequate,"          ("Very high,"
                                                                  6th of 18)             2nd of 7)
         Fitch.......................................              Not rated                F-1
                                                                                      ("Very Strong,"
                                                                                         2nd of 6)

------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale.

     The ratings are reviewed routinely by the rating agencies and may be changed at their discretion.


J. Miscellaneous

     Portions of CIGNA's insurance business are seasonal in nature. Reported claims under group health and certain property and casualty products are generally higher in the first quarter.

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 1997. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 47,700, 42,800 and 44,700 employees as of December 31, 1997, 1996 and 1995, respectively.


Item 2. PROPERTIES

     CIGNA's headquarters are located in approximately 90,240 total square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Property & Casualty, CIGNA Group Insurance: Life, Accident, Disability, and CIGNA International are located in a leased building of approximately 1.25 million total square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare, CIGNA Reinsurance and CIGNA Investment Management are located in a complex of buildings owned by CIGNA, aggregating approximately 1.4 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA's Retirement & Investment Services operations are located in approximately 268,000 total square feet of leased office space at 280 Trumbull Street, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 15 to CIGNA's 1997 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.

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

H. EDWARD HANWAY, 46, President of CIGNA HealthCare beginning February 1996; and President of CIGNA International from February 1989 until February 1996.

GERALD A. ISOM, 59, President of CIGNA Property and Casualty since March 1993; Group Vice President of Transamerica Corporation from 1990 until March 1993; and Chief Executive Officer and President of Transamerica Insurance Group from January 1985 until March 1993. Transamerica Corporation is a major provider of financial and insurance products.

THOMAS C. JONES, 51, President of CIGNA Investment Management since October 1997; President of CIGNA Individual Insurance from February 1995 through 1997; President of CG Life since March 1995; President of CIGNA Reinsurance Property & Casualty from March 1994 until February 1995; Executive Vice President, Chief Administrative Officer and member of the Boards of Directors of NAC Re Corporation and NAC Reinsurance Corporation from November 1985 until January 1994; and Chief Operating Officer of NAC Re Corporation and NAC Reinsurance Corporation from June 1993 and September 1990, respectively, until January 1994. NAC Re Corporation is the parent corporation of NAC Reinsurance Corporation, a major provider of property and casualty reinsurance products.

JOHN K. LEONARD, 49, President of CIGNA Group Insurance: Life, Accident, Disability since March 1992.

DONALD M. LEVINSON, 52, Executive Vice President of CIGNA since March 1988, with responsibility for Human Resources and Services.

FRANCINE M. NEWMAN, 53, President of CIGNA Reinsurance since July 1984.

BYRON D. OLIVER, 55, President of CIGNA Retirement & Investment Services since February 1988.

B. KINGSLEY SCHUBERT, 52, President of CIGNA International beginning February 1996; Senior Vice President of CIGNA International (Asia-Pacific) from March 1995 until February 1996; President of CIGNA Insurance Company in Japan from June 1992 until February 1996.

JAMES G. STEWART, 55, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

WILSON H. TAYLOR, 54, Chairman of CIGNA since 1989; and Chief Executive Officer and President of CIGNA since May 1988.

THOMAS J. WAGNER, 58, Executive Vice President and General Counsel of CIGNA since January 1992.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 47 and under the caption "Stock Listing" on the inside back cover of CIGNA's Annual Report is incorporated by reference, as is the information from Note 8 to CIGNA's 1997 Financial Statements and the number of shareholders of record as of December 31, 1997 under the caption "Highlights" on page 1 of CIGNA's Annual Report.


Item 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page 1 of CIGNA's Annual Report is incorporated by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 10 through 23 of CIGNA's Annual Report is incorporated by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Market Risk of Financial Instruments" on page 23 of CIGNA's Annual Report is incorporated by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 24 through 45 and the report of its independent accountants on page 46 of CIGNA's Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 47.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   Directors of the Registrant

     The information under the captions "Nominees for Election" and "Incumbent Directors to Continue in Office" on pages 5 and 6 of CIGNA's proxy statement dated March 18, 1998 are incorporated by reference.

B.   Executive Officers of the Registrant

     See PART I above.


Item 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" on pages 13 through 18 and "Compensation of Directors" on pages 8 and 9 of CIGNA's proxy statement dated March 18, 1998 is incorporated by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Ownership of CIGNA Corporation Common Stock and Equivalents by Directors, Nominees and Executive Officers" on pages 2 and 3 and "Ownership of CIGNA Corporation Common Stock by Certain Beneficial Owners" on page 4 of CIGNA's proxy statement dated March 18, 1998, relating to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" on page 9 of CIGNA's proxy statement dated March 18, 1998 is incorporated by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's Annual Report:

     Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1997, 1996 and 1995 -- page 24.

     Consolidated Balance Sheets as of December 31, 1997 and 1996 -- page 25.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 -- page 26.

     Notes to Financial Statements -- pages 27 through 45.

     Report of Independent Accountants, Price Waterhouse LLP -- page 46.

     (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

     (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

     B. During the last quarter of the fiscal year ended December 31, 1997, the registrant filed (1) a Report on Form 8-K dated October 1, 1997 containing a copy of a news release announcing its preliminary third quarter 1997 earnings estimates, and (2) a Report on Form 8-K dated October 30, 1997 containing a copy of a news release reporting its third quarter 1997 results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 26, 1998

                                        CIGNA Corporation

                                        By:/s/ James G. Stewart
                                           -----------------------------------
                                            James G. Stewart
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

Principal Executive Officer:            Directors:*
                                        Robert P. Bauman
                                        Robert H. Campbell
Wilson H. Taylor*                       Alfred C. DeCrane, Jr.
Chairman, Chief Executive Officer       Bernard M. Fox
and a Director                          Peter N. Larson
                                        Marilyn W. Lewis
                                        Paul F. Oreffice
                                        Charles R. Shoemate
                                        Louis W. Sullivan, M.D.
                                        Harold A. Wagner
Principal Accounting Officer:           Carol Cox Wait

/s/ Gary A. Swords
-----------------------------------
Gary A. Swords
Vice President and Chief Accounting
Officer

                                        *By:/s/ Thomas J. Wagner
                                            -----------------------------------
                                             Thomas J. Wagner
                                             Attorney-in-Fact

                       CIGNA CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                            PAGE

Report of Independent Accountants on Financial Statement Schedules........  FS-2

Schedules
     I   Summary of Investments--Other Than Investments in Related
         Parties as of December 31, 1997..................................  FS-3
     II  Condensed Financial Information of CIGNA Corporation
         (Registrant).....................................................  FS-4
     III Supplementary Insurance Information..............................  FS-8
     IV  Reinsurance...................................................... FS-10
     V   Valuation and Qualifying Accounts and Reserves................... FS-11
     VI  Supplemental Information Concerning Property-Casualty
         Insurance Operations............................................. FS-12


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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
 of CIGNA Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 10, 1998 appearing on page 46 of the 1997 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
February 10, 1998

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997
                                  (In millions)

                                                                                                    Amount at which
                                                                                                     shown in the
                                                                                        Fair         consolidated
Type of Investment                                                     Cost             Value        balance sheet
------------------                                                     ----            ------      ----------------
Fixed maturities
   Bonds:
     United States government and government agencies and
       authorities............................................        $ 1,816           $ 2,152           $ 2,152
     States, municipalities and political subdivisions........          1,835             2,023             2,023
     Foreign governments......................................          2,284             2,396             2,396
     Public utilities.........................................          2,387             2,546             2,546
     Convertibles and bonds with warrants attached............             11                12                12
     All other corporate bonds................................         17,348            18,229            18,229
   Asset-backed securities....................................          8,594             8,991             8,991
   Redeemable preferred stocks................................              9                 9                 9
                                                                      -------           -------           -------
       Total fixed maturities.................................         34,284            36,358            36,358
                                                                      -------           -------           -------

Equity securities
   Common stocks:
     Industrial, miscellaneous and all other..................            493               639               639
     Banks, trust and insurance companies.....................             79               124               124
     Public utilities.........................................             53                73                73
   Non-redeemable preferred stocks............................             23                18                18
                                                                      -------           -------           -------
       Total equity securities................................            648               854               854

Mortgage loans on real estate.................................         10,859                              10,859
Policy loans..................................................          7,253                               7,253
Real estate investments (including $344 million of real
   estate acquired in satisfaction of debt)...................            769                                 769
Other long-term investments...................................            273                                 273
Short-term investments........................................            212                                 212
                                                                      -------                             -------
       Total investments......................................        $54,298                             $56,578
                                                                      =======                             =======

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                              STATEMENTS OF INCOME
                                  (In millions)

                                                                             For the year ended December 31,
                                                                       ------------------------------------------
                                                                         1997             1996              1995
                                                                       -------           ------           -------
Intercompany income...........................................         $    2            $    2            $    2
                                                                       ------            ------            ------
   Total revenues.............................................              2                 2                 2
                                                                       ------            ------            ------
Operating expenses:
   Interest...................................................            118                93               109
   Intercompany interest......................................             20                30                29
   Other......................................................              6                10                 5
                                                                       ------            ------            ------
     Total operating expenses.................................            144               133               143
                                                                       ------            ------            ------
Loss before income taxes......................................           (142)             (131)             (141)
Income tax benefit............................................            (39)              (39)              (34)
                                                                       ------            ------            ------
Loss of parent company........................................           (103)              (92)             (107)
Equity in income of subsidiaries..............................          1,189             1,148               318
                                                                       ------            ------            ------
Net income....................................................         $1,086            $1,056            $  211
                                                                       ======            ======            ======


              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                                 BALANCE SHEETS
                                  (In millions)

                                                                                            As of December 31,
                                                                                        -------------------------
                                                                                          1997              1996
                                                                                        -------           -------
Assets:
   Cash and cash equivalents.................................................           $     1            $   --
   Investments in subsidiaries...............................................            10,683             9,005
   Other assets..............................................................                77               178
   Goodwill..................................................................                39                56
                                                                                        -------           -------
     Total assets............................................................           $10,800            $9,239
                                                                                        =======           =======

Liabilities:
   Intercompany..............................................................           $   425            $  422
   Short-term debt...........................................................               687               286
   Long-term debt............................................................             1,371               853
   Other liabilities.........................................................               385               470
                                                                                        -------           -------
     Total liabilities.......................................................             2,868             2,031
                                                                                        -------           -------

Shareholders' Equity:
   Common stock (shares issued, 88)..........................................                88                88
   Additional paid-in capital................................................             2,633             2,572
   Net unrealized appreciation-- fixed maturities............................               752               539
   Net unrealized appreciation-- equity securities...........................               132                88
   Net translation of foreign currencies.....................................              (126)              (45)
   Retained earnings.........................................................             5,696             4,855
   Less treasury stock, at cost..............................................            (1,243)             (889)
                                                                                        -------           -------
     Total shareholders' equity..............................................             7,932             7,208
                                                                                        -------           -------
     Total liabilities and shareholders' equity..............................           $10,800            $9,239
                                                                                        =======           =======


              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                            STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                   For the year ended
                                                                                      December 31,
                                                                      --------------------------------------------
                                                                         1997             1996             1995
                                                                      ---------        ---------         ---------
Cash Flows from Operating Activities:
Net Income....................................................        $ 1,086           $ 1,056           $   211
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Equity in income of subsidiaries.........................         (1,189)           (1,148)             (318)
     Dividends received from subsidiaries.....................            847               926               545
     Other liabilities........................................            (74)             (148)              159
     Other, net...............................................            104                 6                27
                                                                      -------           -------           -------
       Net cash provided by operating activities..............            774               692               624
                                                                      -------           -------           -------

Cash Flows from Investing Activities:
Capital contributions to subsidiaries.........................         (1,124)             (250)              (16)
Other, net....................................................            (10)              (14)               (6)
                                                                      -------           -------           -------
       Net cash used in investing activities..................         (1,134)             (264)              (22)
                                                                      -------           -------           -------

Cash Flows from Financing Activities:
Net change in intercompany debt...............................              3               253              (471)
Net change in short-term debt.................................            358                (6)              (13)
Issuance of long-term debt.................................               600                --                86
Repayment of long-term debt...................................            (39)             (157)               --
Repurchase of common stock....................................           (335)             (292)               --
Issuance of common stock......................................             19                12                21
Common dividends paid.........................................           (245)             (242)             (222)
                                                                      -------           -------           -------
       Net cash provided by (used in) financing activities....            361              (432)             (599)
                                                                      -------           -------           -------
Net increase (decrease) in cash and cash equivalents..........              1                (4)                3
Cash and cash equivalents, beginning of year..................             --                 4                 1
                                                                      -------           -------           -------
Cash and cash equivalents, end of year.......................         $     1           $    --           $     4
                                                                      =======           =======           =======


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

Note 1-- CIGNA acquired the outstanding common stock of Healthsource, Inc. (Healthsource) on June 25, 1997. The cost of the acquisition was $1.7 billion, reflecting the purchase of Healthsource common stock for $1.4 billion and the retirement of Healthsource debt of $250 million.

          As of January 1, 1998, CIGNA sold its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. The sale resulted in a gain of approximately $800 million. Since the principal agreement to sell these businesses is in the form of an indemnity reinsurance arrangement, approximately $575 million of the gain will be deferred and amortized over future periods at the rate that earnings from the businesses sold would have been expected to emerge.

Note 2--  Long-term debt, net of current maturities, consists of CIGNA's
          8.16% Notes due 2000; 8 3/4% Notes due 2001; 7.17% Notes due 2002;
          7.4% Notes due 2003; 6 3/8% Notes due 2006; 7.4% Notes due 2007; 8
          1/4% Notes due 2007; 7.65% Notes due 2023; 8.3% Notes due 2023; 7 7/8%
          Debentures due 2027; and Medium-term Notes with interest rates ranging from 5 3/4% to 9 3/4%, and original maturity dates from approximately five to ten years. As of December 31, 1997 and 1996, the weighted average interest rate on Medium-term Notes was 8.3% and 8.4%, respectively.

          Maturities of long-term debt for each of the next five years are as follows: 1998--$82 million; 1999--$10 million; 2000--$53 million;
          2001--$145 million; 2002--$36 million.

          In 1997, CIGNA issued $300 million of unsecured 7.4% Notes due in 2007 and $300 million of unsecured 7 7/8% Debentures due in 2027.

          During 1995, CIGNA's 8.2% Convertible Subordinated Debentures due in 2010 were converted through non-cash transactions into approximately
          3.6 million shares of CIGNA common stock.

          In 1995, CIGNA issued $25 million of unsecured 8.16% Notes due in 2000; $25 million of unsecured 7.17% Notes due in 2002; and $36 million of Medium-term Notes.

          As of December 31, 1997, CIGNA had $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

          Interest paid on short- and long-term debt amounted to $113 million, $97 million and $113 million for 1997, 1996 and 1995, respectively.

Note 3-- CIGNA Corporation files a consolidated U.S. federal income tax return with its domestic subsidiaries. Net income taxes paid in connection with the consolidated return were $536 million, $285 million and $163 million during 1997, 1996 and 1995, respectively.

Note 4-- On February 25, 1998, CIGNA's Board of Directors approved a three-for-one common stock split, an increase in the number of shares authorized for issuance from 200 million to 600 million and a decrease in the par value of common stock from $1 per share to $0.25 per share. These actions are subject to approval at the April 22, 1998 annual meeting of shareholders.

                       CIGNA CORPORATION AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                  (In millions)

                                                                       Deferred       Future policy        Unpaid
                                                                         policy        benefits and        claims
                                                                      acquisition     contractholder      and claim
           Segment                                                       costs         deposit funds      expenses
           -------                                                    -----------    ---------------      ---------
Year Ended December 31, 1997:
   Property and Casualty:
     International............................................         $  518           $ 2,059           $ 2,552
     Domestic.................................................            165                --             6,099
     Run-off operations.......................................             --                63             6,601
                                                                       ------           -------           -------
       Total Property and Casualty............................            683             2,122            15,252
   Employee Life and Health Benefits..........................             21             4,273             2,266
   Employee Retirement and Savings Benefits...................            106            18,944                --
   Individual Financial Services..............................            732            14,614               388
   All Other..................................................             --             2,705                --
                                                                       ------           -------           -------
       Total..................................................         $1,542           $42,658           $17,906
                                                                       ======           =======           =======

Year Ended December 31, 1996:
   Property and Casualty:
     International............................................         $  248           $ 2,094           $ 2,628
     Domestic.................................................            174                --             6,469
     Run-off operations.......................................              2                73             7,503
                                                                       ------           -------           -------
       Total Property and Casualty............................            424             2,167            16,600
   Employee Life and Health Benefits..........................             26             4,287             1,927
   Employee Retirement and Savings Benefits...................             88            19,106                --
   Individual Financial Services..............................            692            13,612               314
   All Other..................................................             --             2,490                --
                                                                       ------           -------           -------
       Total..................................................         $1,230           $41,662           $18,841
                                                                       ======           =======           =======

Year Ended December 31, 1995:
   Property and Casualty(3):
     International............................................         $  203           $ 2,126           $ 2,569
     Domestic.................................................            177                --             6,121
     Run-off operations.......................................             11                73             8,433
                                                                       ------           -------           -------
       Total Property and Casualty............................            391             2,199            17,123
   Employee Life and Health Benefits..........................             29             4,410             1,914
   Employee Retirement and Savings Benefits...................             76            20,233                --
   Individual Financial Services..............................            613            12,565               266
   All Other..................................................             --             2,655                --
                                                                       ------           -------           -------
       Total..................................................         $1,109           $42,062           $19,303
                                                                       ======           =======           =======

                                                                                    Benefits,
                                                                            Net    losses and     Policy       Other
                                               Unearned     Premiums    investment settlement   acquisition  operating   Premiums
                                               premiums   and fees (1)  income (2) expenses (1)  expenses    expenses    written
                                               --------   ------------  ---------- ------------ -----------  ---------   --------
Year Ended December 31, 1997:
   Property and Casualty:
     International.........................     $   798     $ 2,615     $   240     $ 1,685     $   538     $   447     $ 1,834
     Domestic..............................         739       1,593         239       1,165         367         420       1,496
     Run-off operations ...................           6          22         282         232          14          82          11
                                                -------     -------     -------     -------     -------     -------     -------
       Total Property and Casualty ........       1,543       4,230         761       3,082         919         949       3,341
   Employee Life and Health Benefits ......         165       9,512         562       7,084           8       2,781          --
   Employee Retirement and Savings Benefits          --         181       1,597       1,258          26         177          --
   Individual Financial Services ..........          66       1,012       1,083       1,408          93         357          --
   All Other ..............................          --          --         242         197          --          49          --
                                                -------     -------     -------     -------     -------     -------     -------
        Total .............................     $ 1,774     $14,935     $ 4,245     $13,029     $ 1,046     $ 4,313     $ 3,341
                                                =======     =======     =======     =======     =======     =======     =======

Year Ended December 31, 1996:
   Property and Casualty:
     International.........................     $   870     $ 2,568     $   243     $ 1,631     $   545     $   435     $ 1,787
     Domestic..............................         862       1,671         259       1,298         383         356       1,637
     Run-off operations ...................          17         159         302         332          58         100          76
                                                -------     -------     -------     -------     -------     -------     -------
       Total Property and Casualty ........       1,749       4,398         804       3,261         986         891       3,500
   Employee Life and Health Benefits ......         139       8,341         567       6,229          12       2,313          --
   Employee Retirement and Savings Benefits          --         235       1,680       1,419          21         181          --
   Individual Financial Services ..........          52         942       1,039       1,363         119         333          --
   All Other ..............................          --          --         243         201          --          20          --
                                                -------     -------     -------     -------     -------     -------     -------
       Total ..............................     $ 1,940     $13,916     $ 4,333     $12,473     $ 1,138     $ 3,738     $ 3,500
                                                =======     =======     =======     =======     =======     =======     =======

Year Ended December 31, 1995:
   Property and Casualty(3):
     International.........................     $   956     $ 2,716     $   268     $ 1,811     $   561     $   430     $ 1,817
     Domestic..............................         930       1,749         240       1,375         445         474       1,706
     Run-off operations ...................         110         175         286       1,576          41          82          64
                                                -------     -------     -------     -------     -------     -------     -------
       Total Property and Casualty ........       1,996       4,640         794       4,762       1,047         986       3,587
   Employee Life and Health Benefits ......         150       8,135         574       6,105           9       2,193          --
   Employee Retirement and Savings Benefits          --         258       1,722       1,522          18         159          --
   Individual Financial Services ..........          30         881         968       1,268         107         314          --
   All Other ..............................          --          --         238         198          --          16          --
                                                -------     -------     -------     -------     -------     -------     -------
       Total ..............................     $ 2,176     $13,914     $ 4,296     $13,855     $ 1,181     $ 3,668     $ 3,587
                                                =======     =======     =======     =======     =======     =======     =======

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

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                          (Dollar amounts in millions)

                                                                                                        Percentage
                                                                   Ceded to      Assumed                 of amount
                                                        Gross        other     from other       Net       assumed
                                                       amount      companies    companies     amount      to net
                                                       ------      ---------   ----------     ------    ----------
Year Ended December 31, 1997:
   Life insurance in force.......................     $543,241     $60,855      $152,031     $634,417      24.0%
                                                      ========     =======      ========     ========      ====

   Premiums and fees:
     Life insurance and annuities................     $  3,189     $   272      $    595     $  3,512      16.9%
     Accident and health insurance...............        8,569         404           574        8,739       6.6
     Property and casualty insurance.............        3,534       1,368           518        2,684      19.3
                                                      --------     -------      --------     --------
       Total.....................................     $ 15,292     $ 2,044      $  1,687     $ 14,935      11.3%
                                                      ========     =======      ========     ========      ====

Year Ended December 31, 1996:
   Life insurance in force.......................     $502,558     $54,850      $155,100     $602,808      25.7%
                                                      ========     =======      ========     ========      ====

   Premiums and fees:
     Life insurance and annuities................     $  3,142     $   252      $    710     $  3,600      19.7%
     Accident and health insurance...............        7,324         339           392        7,377       5.3
     Property and casualty insurance.............        3,839       1,531           631        2,939      21.5
                                                      --------     -------      --------     --------
       Total.....................................     $ 14,305     $ 2,122      $  1,733     $ 13,916      12.5%
                                                      ========     =======      ========     ========      ====

Year Ended December 31, 1995:
   Life insurance in force.......................     $506,313     $44,683      $158,414     $620,044      25.5%
                                                      ========     =======      ========     ========      ====

   Premiums and fees:
     Life insurance and annuities................     $  2,978     $   171      $    591     $  3,398      17.4%
     Accident and health insurance...............        7,030         336           719        7,413       9.7
     Property and casualty insurance.............        4,115       1,745           733        3,103      23.6
                                                      --------     -------      --------     --------
       Total.....................................     $ 14,123     $ 2,252      $  2,043     $ 13,914      14.7%
                                                      ========     =======      ========     ========      ====

                                CIGNA CORPORATION

                                   SCHEDULE V
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In millions)

                                                                  Charged      Charged
                                                                (Credited)   (Credited)
                                                  Balance at        to        to other     Other         Balance
                                                   beginning     costs and    accounts    deductions     at end
             Description                           of period     expenses   -describe(1) -describe(2)   of period
             -----------                          ----------    ----------  ------------ ------------   ---------
1997:
Investment asset valuation reserves:
   Mortgage loans................................     $101         $ 16          $15        $ (82)        $ 50
   Real estate...................................      117           --           (6)         (34)          77
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................       98           61           --          (21)         138
   Reinsurance recoverables......................      711           23           --          (14)         720
Deferred tax asset valuation
   allowance.....................................       47            6           --           --           53

1996:
Investment asset valuation reserves:
   Mortgage loans................................     $ 88         $ 26         $ 37        $ (50)        $101
   Real estate...................................      109           18           11          (21)         117
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................      105           13           --          (20)          98
   Reinsurance recoverables......................      700           31           --          (20)         711
Deferred tax asset valuation
   allowance.....................................       48           (1)          --           --           47

1995:
Investment asset valuation reserves:
   Mortgage loans................................     $179         $  3         $ 10        $(104)        $ 88
   Real estate...................................      104            5           10          (10)         109
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................      115           16           --          (26)         105
   Reinsurance recoverables......................      435          273           --           (8)         700
Deferred tax asset valuation
   allowance.....................................       47            1           --           --           48

------------
(1)  Change in valuation reserves attributable to policyholder contracts.
(2) Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE VI
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                  (In millions)

----------------------------------------------------------------------------------------------------------------------
              Column A                                    Column B          Column C         Column D         Column E
----------------------------------------------------------------------------------------------------------------------
                                                                          Reserves for
                                                          Deferred        unpaid claims      Discount,
             Affiliation                                   policy           and claim         if any,
                With                                     acquisition       adjustment       deducted in       Unearned
             Registrant                                     costs           expenses        column C(1)       premiums
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997:
   Consolidated property-casualty entities.......           $419             $15,135            $15            $1,352

Year Ended December 31, 1996:
   Consolidated property-casualty entities.......           $409             $16,482            $18            $1,485

Year Ended December 31, 1995:
   Consolidated property-casualty entities.......           $386             $17,023            $19            $1,632


-----------------------------------------------------------------------------------------------------------------------------------
                                              Column F     Column G         Column H            Column I      Column J     Column K
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Claims and claim
                                                                        adjustment expenses
                                                                        incurred related to:   Amortization   Paid claims
                                                              Net                               of deferred    and claim
                                                Earned     investment  Current       Prior    policy acqui-   adjustment   Premiums
                                              premiums(2)    income    year(2)      year(2)   sition costs    expenses(2)   written
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997:
   Consolidated property-casualty entities..... $3,399        $647     $2,120        $  218      $834          $3,018       $3,341


Year Ended December 31, 1996:
   Consolidated property-casualty entities..... $3,576        $687     $2,348        $  177      $887          $3,037       $3,500


Year Ended December 31, 1995:
   Consolidated property-casualty entities..... $3,729        $674     $2,386        $1,498      $950          $3,360       $3,587

------------
(1)  Discounts were computed using an annual interest rate of 9%.
(2)  Amounts presented are shown net of the effects of reinsurance.

                                INDEX TO EXHIBITS

Number                             Description                    Method of Filing
------                             -----------                    ----------------
 3.1            Restated Certificate of Incorporation of the      Filed as Exhibit 3 to the registrant's
                registrant as last amended August 4, 1997         Form 10-Q for the quarter ended September 30, 1997
                                                                  and incorporated herein by reference.

 3.2            By-Laws of the registrant as last amended and     Filed herewith.
                restated February 25, 1998

   4            Description of Preferred Stock Purchase Rights,   Filed as Item 1 and Exhibit 1 to the registrant's Form
                including the Rights Agreement dated as of July   8-A Registration Statement dated July 23, 1997 and
                23, 1997 between CIGNA Corporation and            incorporated herein by reference.
                First Chicago Trust Company of New York

                Exhibits 10.1 through 10.19 are filed as exhibits pursuant to Item 14(c) of Form 10-K.


10.1            Deferred Compensation Plan for Directors of       Filed as Exhibit 10.1 to the registrant's Form 10-K for
                CIGNA Corporation, as amended and restated        the year ended December 31, 1996 and incorporated
                as of January 1, 1997                             herein by reference

10.2            Retirement and Consulting Plan for Directors      Filed as Exhibit 10.12 to the registrant's Form 10-K for
                of CIGNA Corporation, as amended and              the year ended December 31, 1993 and incorporated
                restated as of May 29, 1991                       herein by reference.

10.3    (a)     Restricted Stock Plan for Non-Employee            Filed as Exhibit 10.15 to the registrant's Form 10-K for
                Directors of CIGNA Corporation effective as       the year ended December 31, 1993 and incorporated
                of September 30, 1989                             herein by reference.

        (b)     Description of First Amendment to the             Filed as Exhibit 10.16 to  the registrant's Form 10-K for
                Restricted Stock Plan for Non-Employee            the year ended December 31, 1993 and incorporated
                Directors of CIGNA Corporation                    herein by reference.

10.4            Description of Stock Compensation Plan for        Filed as Exhibit 10 to the registrant's Form 10-Q for the
                Non-Employee Directors of CIGNA                   quarter ended June 30, 1997 and incorporated herein by
                Corporation, as amended and restated effective    reference.
                July 1, 1997

10.5            CIGNA Corporation Stock Plan, as amended          Filed herewith.
                and restated through January 1, 1998

10.6    (a)     CIGNA Corporation Executive Stock Incentive       Filed as Exhibit 10.4 to the registrant's Form 10-K for
                Plan, as amended and restated March 23, 1988      the year ended December 31, 1993 and incorporated
                                                                  herein by reference.

        (b)     Amendment No.1 dated as of September 28,          Filed as Exhibit 10.5  to the registrant's Form 10-K  for
                1988 to the CIGNA Corporation Executive           the year ended December 31, 1993 and incorporated
                Stock Incentive Plan                              herein by reference.

        (c)     Amendment No. 2 dated as of March 27, 1991        Filed as Exhibit 10.6 to the registrant's Form 10-K for
                to the CIGNA Corporation Executive Stock          the year ended December 31, 1993 and incorporated
                Incentive Plan                                    herein by reference.

        (d)     Amendment No.3 dated as of July 31, 1996 to       Filed as Exhibit 10.3 to the registrant's Form 10-Q for
                the CIGNA Corporation Executive Stock             the quarter ended June 30, 1996 and incorporated
                Incentive Plan                                    herein by reference.



Number                             Description                    Method of Filing
------                             -----------                    ----------------
10.7            CIGNA Executive Severance Benefits Plan,          Filed as Exhibit 10.11 to the registrant's Form 10-K for
                effective as of January 1, 1997                   the year ended December 31, 1996 and incorporated
                                                                  herein by reference.

10.8    (a)     CIGNA Executive Incentive Plan effective as       Filed as Appendix A to the registrant's Definitive Proxy
                of January 1, 1997                                Statement on Schedule 14A dated March 19, 1997 and
                                                                  incorporated herein by reference.

        (b)     Amendment No. 1 to the CIGNA Executive            Filed herewith.
                Incentive Plan dated as of February 25, 1998

10.9            CIGNA Long-Term Incentive Plan, as                Filed herewith.
                amended and restated through January 1, 1998

10.10   (a)     Deferred Compensation Plan of CIGNA               Filed as Exhibit 10.15 to the registrant's Form 10-K for
                Corporation and Participating Subsidiaries, as    the year ended December 31, 1995 and incorporated
                amended and restated as of January 1, 1996        herein by reference.

        (b)     Amendment No. 1 dated as of December 16,          Filed as Exhibit 10.9(b) to the registrant's Form 10-K
                1996 to the Deferred Compensation Plan of         for the year ended December 31, 1996 and incorporated
                CIGNA Corporation and Participating               herein by reference.
                Subsidiaries

10.11   (a)     CIGNA Supplemental Pension Plan, as               Filed as Exhibit 10.1 to the registrant's Form 10-Q for
                amended and restated as of July 28, 1993          the quarter ended June 30, 1994 and incorporated
                                                                  herein by reference.

        (b)     Description of July 26, 1995 Amendment to         Filed as Exhibit 10.1 to the registrant's Form 10-Q for
                CIGNA Supplemental Pension Plan                   the quarter ended September 30, 1995 and incorporated
                                                                  herein by reference.

10.12           Description of CIGNA Corporation Financial        Filed as Exhibit 10.9 to the registrant's Form 10-K for
                Services Program                                  the year ended December 31, 1993 and incorporated
                                                                  herein by reference.

10.13           Description of the CIGNA Corporation Key          Filed as Exhibit 10.7 to the registrant's Form 10-K for
                Management Annual Incentive Bonus Plan            the year ended December 31, 1993 and incorporated
                                                                  herein by reference.

10.14           Agreement dated February 9, 1993 between          Filed as Exhibit 10.14 to the registrant's Form 10-K for
                Mr. Isom and the registrant                       the year ended December 31, 1993 and incorporated
                                                                  herein by reference.

10.15           Form of Special Retention Agreement with          Filed as Exhibit 10.3 to the registrant's Form 10-Q for
                Messrs. Taylor and Stewart                        the quarter ended March 31, 1995 and incorporated
                                                                  herein by reference.

10.16           Special Retention Agreement dated March 27,       Filed as Exhibit 10.26 to the registrant's Form 10-K for
                1996 with Mr. Levinson                            the year ended December 31, 1995 and incorporated
                                                                  herein by reference.

10.17           Non-Compete Agreement dated October 20,           Filed herewith.
                1997 between Mr. Taylor and the registrant



Number                             Description                    Method of Filing
------                             -----------                    ----------------
10.18           Form of Non-Compete Agreement dated               Filed herewith.
                December 8, 1997 with Messrs. Stewart, Isom,
                Hanway and Levinson

10.19           Description of Mandatory Deferral of Non-         Filed as Exhibit 10.17 to the registrant's Form 10-K for
                Deductible Executive Compensation                 the year ended December 31, 1996 and incorporated
                Arrangement                                       herein by reference.

12              Computation of Ratios of Earnings to Fixed        Filed herewith.
                Charges

13              Portions of registrant's 1997 Annual Report to    Filed herewith.
                Shareholders (Entire Annual Report bound in
                printed versions of Form 10-K)

21              Subsidiaries of the Registrant                    Filed herewith.

23              Consent of Independent Accountant                 Filed herewith.

24.1            Powers of Attorney                                Filed herewith.

24.2            Certified Resolutions                             Filed herewith.

27.1            Financial Data Schedule                           Included only in EDGAR version of the Form 10-K.

27.2            Restated Financial Data Schedule                  Included only in EDGAR version of the Form 10-K.

27.3            Restated Financial Data Schedule                  Included only in EDGAR version of the Form 10-K.

     The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, PA 19192-2378.