Form 10-Q
period 1998-03-31
CIGNA CORP
filed 1998-05-08
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

                          Commission file number 1-8323

                                CIGNA Corporation
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              06-1059331
             -----------------                         -----------
        (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)           Identification No.)

        One Liberty Place, Philadelphia, Pa.             19192-1550
        ------------------------------------             ----------
     (Address of principal executive offices)            (Zip Code)

               Registrant's telephone number, including area code

                                 (215) 761-1000
                                 --------------

                                 Not Applicable
                    -----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No

  As of May 4, 1998, 215,351,649 shares (as adjusted for the three-for-one stock split) of the issuer's Common Stock were outstanding.

                                CIGNA CORPORATION

                                      INDEX

                                                                  Page No.

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Income Statements                     1
                 Consolidated Balance Sheets                        2
                 Consolidated Statements of Comprehensive
                  Income and Changes in Shareholders'
                  Equity                                            3
                 Consolidated Statements of Cash Flows              4
                 Notes to Financial Statements                      5

        Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                        10

PART II. OTHER INFORMATION

        Item 5.  Other Information                                 21
        Item 6.  Exhibits and Reports on Form 8-K                  21

SIGNATURE                                                          22

EXHIBIT INDEX                                                      23


As used herein, "CIGNA" refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                         1998            1997
==============================================================================================================================

REVENUES
Premiums and fees                                                                                   $   3,901      $     3,388
Net investment income                                                                                     937            1,053
Other revenues                                                                                            514              160
Realized investment gains                                                                                  59               44
                                                                                                      --------       ---------
    Total revenues                                                                                      5,411            4,645
                                                                                                      --------       ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                                                                3,333            3,009
Policy acquisition expenses                                                                               228              264
Other operating expenses                                                                                1,082              935
                                                                                                      --------       ---------
    Total benefits, losses and expenses                                                                 4,643            4,208
                                                                                                      --------       ---------

INCOME BEFORE INCOME TAXES                                                                                768              437
                                                                                                      --------       ---------

Income taxes (benefits):
    Current                                                                                               432              110
    Deferred                                                                                             (159)              39
                                                                                                      --------       ---------
        Total taxes                                                                                       273              149
                                                                                                      --------       ---------

NET INCOME                                                                                          $     495      $       288
------------------------------------------------------------------------------------------------------========================

BASIC EARNINGS PER SHARE                                                                            $    2.30      $      1.31
------------------------------------------------------------------------------------------------------========================

DILUTED EARNINGS PER SHARE                                                                          $    2.27      $      1.30
------------------------------------------------------------------------------------------------------========================

DIVIDENDS DECLARED PER SHARE                                                                        $    0.29      $      0.28
------------------------------------------------------------------------------------------------------========================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                     As of                       As of
                                                                                    March 31,                 December 31,
                                                                                     1998                         1997
===========================================================================================================================
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $31,276; $34,284)           $     33,190                $        36,358
   Equity securities, at fair value (cost, $695; $648)                                 1,030                            854
   Mortgage loans                                                                      9,401                         10,859
   Policy loans                                                                        6,584                          7,253
   Real estate                                                                           755                            769
   Other long-term investments                                                           351                            273
   Short-term investments                                                                306                            212
                                                                                  -----------                 -------------
       Total investments                                                              51,617                         56,578
Cash and cash equivalents                                                              2,322                          2,625
Accrued investment income                                                                847                            868
Premiums, accounts and notes receivable                                                4,416                          4,265
Reinsurance recoverables                                                              12,433                          6,753
Deferred policy acquisition costs                                                        918                          1,542
Property and equipment                                                                   847                            857
Deferred income taxes                                                                  1,916                          1,788
Other assets                                                                           1,130                          1,033
Goodwill and other intangibles                                                         2,517                          2,542
Separate account assets                                                               32,256                         29,348
---------------------------------------------------------------------------------------------------------------------------

        Total assets                                                            $    111,219                $       108,199
----------------------------------------------------------------------------------=========================================

LIABILITIES
Contractholder deposit funds                                                    $     30,714                $        30,682
Unpaid claims and claim expenses                                                      17,702                         17,906
Future policy benefits                                                                11,937                         11,976
Unearned premiums                                                                      1,864                          1,774
                                                                                  -----------                 -------------
         Total insurance and contractholder liabilities                               62,217                         62,338
Accounts payable, accrued expenses and other liabilities                               6,610                          6,562
Current income taxes                                                                     277                             60
Short-term debt                                                                          266                            690
Long-term debt                                                                         1,463                          1,465
Separate account liabilities                                                          32,061                         29,152
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                           102,894                        100,267
---------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (par value, $.25; shares issued, 265; 264)                                   66                             66
Additional paid-in capital                                                             2,695                          2,655
Net unrealized appreciation - fixed maturities                          $    723                      $     752
Net unrealized appreciation - equity securities                              214                            132
Net translation of foreign currencies                                       (125)                          (126)
                                                                        --------                      ---------
   Accumulated other comprehensive income                                                812                            758
Retained earnings                                                                      6,129                          5,696
Less treasury stock, at cost                                                          (1,377)                        (1,243)
---------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                    8,325                          7,932
---------------------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                             $    111,219                $       108,199
----------------------------------------------------------------------------------=========================================

SHAREHOLDERS' EQUITY PER SHARE                                                  $      38.58                $         36.55
----------------------------------------------------------------------------------=========================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
    SHAREHOLDERS' EQUITY
(In millions)

                                                                                            Three Months Ended March 31,
                                                                                         1998                        1997
==================================================================================================================================
                                                                                 Compre-        Share-        Compre-        Share-
                                                                                 hensive      holders'        hensive      holders'
                                                                                  Income       Equity          Income       Equity
==================================================================================================================================

Common stock                                                                               $        66                 $        66
                                                                                            ----------                  ----------

Additional paid-in capital - January 1                                                           2,655                       2,594
  Issuance of common stock for employee benefits plans                                              40                          11
                                                                                            ----------                  ----------
Additional paid-in capital - March 31                                                            2,695                       2,605
                                                                                            ----------                  ----------

Accumulated other comprehensive income - January 1                                                 758                         582
  Net unrealized depreciation - fixed maturities                             $       (29)          (29)    $      (280)       (280)
  Net unrealized appreciation - equity securities                                     82            82              13          13
                                                                              ----------                    ----------
      Net unrealized appreciation (depreciation) on securities                        53                          (267)
  Net translation of foreign currencies                                                1             1              (8)         (8)
                                                                              ----------                    ----------
          Other comprehensive income (loss)                                           54                          (275)
                                                                                            ----------                  ----------
Accumulated other comprehensive income - March 31                                                  812                         307
                                                                                            ----------                  ----------

Retained earnings - January 1                                                                    5,696                       4,855
  Net income                                                                         495           495             288         288
  Common dividends declared                                                                        (62)                        (61)
                                                                                            ----------                  ----------
Retained earnings - March 31                                                                     6,129                       5,082
                                                                                            ----------                  ----------

Treasury stock - January 1                                                                      (1,243)                       (889)
  Repurchase of common stock                                                                      (111)                        (49)
  Other treasury stock transactions, net                                                           (23)                         (5)
                                                                                            ----------                  ----------
Treasury stock - March 31                                                                       (1,377)                       (943)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY                          $       549   $     8,325     $        13 $     7,117
------------------------------------------------------------------------------====================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                          Three Months Ended March 31,
                                                                                        1998                        1997
============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $       495                 $       288
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities                                                            12                        (281)
            Reinsurance recoverables                                                        167                         507
            Deferred policy acquisition costs                                               (33)                        (44)
            Premiums, accounts and notes receivable                                        (167)                        145
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                        119                        (104)
            Deferred income taxes                                                          (159)                         39
            Realized investment gains                                                       (59)                        (44)
            Depreciation and goodwill amortization                                           78                          54
            Gain on sale of businesses                                                     (342)                          -
            Other, net                                                                     (192)                       (184)
                                                                                      ----------                 ----------
                Net cash provided by (used in) operating activities                         (81)                        376
                                                                                      ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                                  1,594                       1,523
        Equity securities                                                                    92                          64
        Mortgage loans                                                                      345                         116
        Other (primarily short-term investments)                                            137                       1,554
    Investment maturities and repayments:
        Fixed maturities                                                                    940                         909
        Mortgage loans                                                                      232                         124
    Investments purchased:
        Fixed maturities                                                                 (2,616)                     (2,462)
        Equity securities                                                                  (152)                        (57)
        Mortgage loans                                                                     (479)                       (473)
        Other (primarily short-term investments)                                           (792)                     (1,107)
    Net proceeds from sale of businesses                                                  1,296                           -
    Other, net                                                                              (60)                        (57)
                                                                                      ----------                 ----------
                Net cash provided by investing activities                                   537                         134
                                                                                      ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                        1,604                       1,550
    Withdrawals and benefit payments from contractholder deposit funds                   (1,774)                     (1,823)
    Net change in short-term debt                                                          (360)                        104
    Repayment of long-term debt                                                             (66)                        (25)
    Repurchase of common stock                                                             (108)                        (55)
    Issuance of common stock                                                                 12                           2
    Common dividends paid                                                                   (60)                        (60)
                                                                                      ----------                 ----------
                Net cash used in financing activities                                      (752)                       (307)
                                                                                      ----------                 ----------
Effect of foreign currency rate changes on cash and cash equivalents                         (7)                         (8)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (303)                        195
Cash and cash equivalents, beginning of period                                            2,625                       1,760
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $     2,322                 $     1,955
--------------------------------------------------------------------------------------=====================================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                               $       204                 $        97
    Interest paid                                                                   $        27                 $        27
---------------------------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries (CIGNA). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to conform with the 1998 presentation.

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

On April 22, 1998, CIGNA's shareholders approved a three-for-one common stock split, an increase in the number of common shares authorized for issuance from 200 million to 600 million and a decrease in the par value of common stock from $1 per share to $0.25 per share. The additional shares will be distributed on May 15, 1998, to shareholders of record as of May 4, 1998. The reduction in common stock and corresponding increase in additional paid-in capital of $22 million reflects these actions and all share data have been retroactively adjusted for the stock split as though the split had occurred at the beginning of the periods presented.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which could change the way segments are structured and require additional segment disclosure. CIGNA has not determined the timing of implementation of this pronouncement, which is required by December 31, 1998.

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires a presentation in the financial statements of the components of, and a combined total for, all nonowner changes in shareholders' equity. CIGNA adopted SFAS No. 130 in the first quarter of 1998.

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" in 1997. SOP 97-3 provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments. Implementation is required by the first quarter of 1999, with the cumulative effect of adopting the SOP reflected in net income in the year of adoption. CIGNA has not determined the effect or timing of implementation of this pronouncement.

In 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. Implementation is required by the first quarter of 1999. Although CIGNA has not yet determined the timing of implementation, this pronouncement is not expected to have a material effect on results of operations, liquidity or financial condition.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

As of January 1, 1998, CIGNA sold its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of $773 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell these businesses is in the form of an indemnity reinsurance arrangement, the remaining $571 million of the gain was deferred and is being recognized at the rate that earnings from the businesses sold would have been expected to emerge, primarily over fifteen years on a declining basis. Also, as part of the transaction, CIGNA recorded a reinsurance recoverable from the purchaser of $5.8 billion for insurance liabilities retained and transferred invested assets of $5.4 billion along with other assets and liabilities associated with the businesses. The sales agreement provides for post-closing adjustments, however, any future adjustments are not expected to be material to results of operations, liquidity or financial condition.

CIGNA acquired the outstanding common stock of Healthsource, Inc. (Healthsource) on June 25, 1997. The cost of the acquisition was $1.7 billion, reflecting the purchase of Healthsource common stock for $1.4 billion and the retirement of Healthsource debt of $250 million. The acquisition was accounted for as a purchase, and was financed through the issuance of long-term debt of $600 million and a combination of internally generated funds and short-term debt. The results of operations of Healthsource are included in the accompanying consolidated financial statements from the date of acquisition. Healthsource revenues that are not included in CIGNA's results of operations were $482 million for the first three months of 1997. The pro forma effect on CIGNA's net income was not material.

Goodwill and other intangible assets associated with the Healthsource acquisition were $1.5 billion, including $24 million recorded in the fourth quarter of 1997 for severance of Healthsource employees, vacated Healthsource lease space and adjustments to Healthsource net assets to conform to CIGNA's accounting policies. As of March 31, 1998, approximately $4 million of severance was paid to approximately 230 employees. Goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from eight to 40 years.

CIGNA had other acquisitions and dispositions during the three months of 1998 and 1997, the effects of which were not material to the financial statements.

NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

---------------------------------------------------------------------
                                                       Three Months
                                                           Ended
                                                         March 31,
(In millions)                                         1998       1997
---------------------------------------------------------------------
Realized investment gains (losses):
     Fixed maturities                                  $32        $26
     Equity securities                                   4          5
     Mortgage loans                                     12        (13)
     Real estate                                         1         18
     Other                                              10          8
                                                ---------------------
                                                        59         44
Less income taxes                                       21         16
---------------------------------------------------------------------
Net realized investment
gains                                                  $38        $28
------------------------------------------------=====================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

---------------------------------------------------------------------
                                                       Three Months
                                                           Ended
                                                         March 31,
(In millions)                                         1998       1997
---------------------------------------------------------------------

Proceeds from sales                                 $1,686     $1,587
Gross gains on sales                                    51         19
Gross losses on sales                                  (24)       (11)
---------------------------------------------------------------------

The components of unrealized appreciation (depreciation) on securities for the three months ended March 31 were as follows:

==================================================================
(In millions)                                      1998       1997
------------------------------------------------------------------
Unrealized appreciation (depreciation) on
securities held, net of taxes (benefits) of $93
and $(131), respectively.                          $179     $(247)
Less gains realized in net income, net of
taxes of $68 and $11, respectively.                 126         20
                                             ---------------------
Net unrealized appreciation (depreciation)          $53     $(267)
---------------------------------------------=====================

NOTE 5 - EARNINGS PER SHARE

Three Months Ended March 31,
==================================================================
                                                Effect
(Dollars in millions,                               of
except per share amounts)           Basic     Dilution      Diluted
-------------------------------------------------------------------
1998
-------------------------------------------------------------------
Net income                           $495           --         $495
---------------------------------==================================
Shares (in thousands):
Weighted average                  215,637           --      215,637
Options and restricted
stock grants                                     2,118        2,118
-------------------------------------------------------------------
Total shares                      215,637        2,118      217,755
---------------------------------==================================
Earnings per share                  $2.30      $(0.03)        $2.27
---------------------------------==================================
1997
-------------------------------------------------------------------
Net income                           $288           --         $288
---------------------------------==================================
Shares (in thousands):
Weighted average                  220,458           --      220,458
Options and restricted
stock grants                                     1,857        1,857
-------------------------------------------------------------------
Total shares                      220,458        1,857      222,315
---------------------------------==================================
Earnings per share                  $1.31      $(0.01)        $1.30
---------------------------------==================================

Common shares held as Treasury shares were 48,803,100 and 41,127,330 as of March 31, 1998 and 1997, respectively.

Share and per share amounts  reflect the three-for-one stock split discussed in
Note 1.

NOTE 6 - INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS completed its audits for the years 1982 through 1993, and challenged CIGNA on one issue related to years prior to 1989. During the third quarter of 1997, the U.S. Tax Court ruled against CIGNA on this issue. The decision did not have an effect on results of operations, as liabilities had been previously established. In connection with this matter, CIGNA made payments of approximately $250 million during 1997 and $115 million in the first quarter of 1998. CIGNA has appealed the U.S. Tax Court decision to the U.S. Court of Appeals.

In management's opinion, adequate tax liabilities have been established for all years.

NOTE 7 - REINSURANCE

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

Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. Allowances for uncollectible amounts were $702 million and $720 million as of March 31, 1998 and December 31, 1997, respectively.

Future charges for unrecoverable reinsurance may materially affect results of operations in future periods, however, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the first quarter of 1998 and 1997, premiums and fees were net of ceded premiums of $443 million and $414 million, respectively. In addition, benefits, losses and settlement expenses for the first quarter of 1998 and 1997 were net of reinsurance recoveries of $385 million and $258 million, respectively.

NOTE 8 - COST REDUCTION INITIATIVES

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Life and Health Benefits segment. The charge consisted primarily of costs related to severance, real estate and other costs for office closings. The cash outlays associated with these initiatives will continue through 1999 with most occurring in 1998. CIGNA has funded and will continue to fund the cash outlays through liquid assets, and such funding has not and will not have a material adverse effect on its liquidity. As of March 31, 1998, approximately $1 million of severance was paid to approximately 225 employees.

NOTE 9 - CONTINGENCIES AND OTHER MATTERS

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

Regulatory and Industry Developments

CIGNA's  businesses  are  subject  to  a  changing  social,   economic,   legal,
legislative and regulatory environment that could affect them. Some of the changes include initiatives to:

o    increase health care regulation;
o    revise the system of funding cleanup of environmental damages;
o reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
o    restrict  insurance pricing and the application of underwriting  standards;
     and
o    revise federal tax laws.

Some of the more significant issues are discussed below.

Efforts at the federal and state level to increase regulation of the health care industry could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs. Matters under consideration that could have an adverse effect include mandated benefits or services that increase costs without improving the quality of care, loss of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state law and restrictions on the use of prescription drug formularies. Due to the uncertainty associated with the timing and content of any proposals ultimately adopted, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

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

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate-owned life insurance products. CIGNA does not expect this legislation to have a material effect on its consolidated results of operations, liquidity or financial condition.

The National Association of Insurance Commissioners (NAIC) is currently addressing risk-based capital guidelines for health maintenance organizations
(HMOs). CIGNA does not expect such guidelines to have a material adverse effect on its future results of operations, liquidity or financial condition.

In 1998, the NAIC adopted standardized statutory accounting principles. Since these principles have not yet been adopted by the insurance departments of various jurisdictions in which CIGNA's insurance subsidiaries are domiciled, the timing or effects of implementation have not yet been determined.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of March 31, 1998, compared with December 31, 1997, and its results of operations for the three months ended March 31, 1998, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1997 Annual Report to Shareholders (pages 10 through 23), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

As of January 1, 1998, CIGNA sold its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of $773 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell these businesses is in the form of an indemnity reinsurance arrangement, the remaining $571 million of the gain was deferred and is being recognized at the rate that earnings from the businesses sold would have been expected to emerge, primarily over fifteen years on a declining basis. Approximately $17 million of the deferred gain was recognized in the first quarter of 1998. The sales agreement provides for post-closing adjustments, however, any future adjustments are not expected to be material to results of operations, liquidity or financial condition.

CIGNA's priorities for the use of capital, including proceeds from the sale, are internal growth, acquisitions and share repurchases. Absent higher internal growth or attractive acquisition opportunities, proceeds from the sale are expected to be used for share repurchases, depending on market conditions.

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

Goodwill and other intangible assets associated with the Healthsource acquisition were $1.5 billion, including $24 million recorded in the fourth quarter of 1997 for severance of Healthsource employees, vacated Healthsource lease space and adjustments to Healthsource net assets to conform to CIGNA's accounting policies. Annual expense savings of $35 million after-tax are expected from the severance actions and vacated lease space, with approximately two-thirds emerging in 1998 and the full amount in 1999. Goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from eight to 40 years.

In addition, in the fourth quarter of 1997, CIGNA recorded a pre-tax integration charge of $87 million ($58 million after-tax) in connection with its review of Healthsource operations. The charge primarily resulted from an analysis of
Healthsource HMO medical reserves, receivable balances and contractual obligations.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. In connection with these efforts, CIGNA has invested in various growth initiatives including approximately $210 million for recent international life and health expansion. Certain risks are inherent in expanding operations in foreign countries. These investments are routinely monitored for potential impairment. However, management currently believes that such investments are recoverable.

See  Note  3  to  the  Financial   Statements  for  additional   information  on
acquisitions and dispositions.

Cost Reduction Initiatives

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee

Life and Health Benefits segment. The charge consisted primarily of costs related to severance, real estate and other costs for office closings. The cash outlays associated with these initiatives will continue through 1999 with most occurring in 1998. CIGNA has funded and will continue to fund the cash outlays through liquid assets, and such funding has not and will not have a material adverse effect on its liquidity. These initiatives are expected to result in annual after-tax expense savings of $50 million with approximately two-thirds of the savings emerging in 1998 and the full amount in 1999. As of March 31, 1998, there were no material changes to the costs associated with or the anticipated annual savings related to these initiatives. As of March 31, 1998, approximately $1 million of severance was paid to approximately 225 employees.

See Note 8 to the Financial Statements for additional information on cost reduction initiatives.

Other Matters

CIGNA is highly dependent on automated systems and systems applications in conducting its ongoing operations. Such systems are utilized for, among other things, processing claims, billing and collecting premiums from customers and managing investment activities. If these systems were unable to process data accurately because of failing to be Year 2000 ready, these activities would be interrupted and could have a material adverse effect on CIGNA's results of operations.

By the beginning of 1999, CIGNA expects to substantially complete modifications or replacement of its systems to ensure Year 2000 readiness and, during 1999, expects to complete testing of its systems and verify that its systems properly interface with external parties, including customers and third-party administrators. CIGNA is utilizing both internal and external resources to meet this timetable. The after-tax costs of these efforts are expected to be approximately $100 million in 1998 and $50 million in 1999. Approximately 60% of total Year 2000 costs are attributable to existing systems resources which have been redirected to the Year 2000 efforts. The remaining amounts represent incremental costs for Year 2000 efforts. Due to the complexities of estimating remediation costs, estimates are subject to change as Year 2000 efforts progress. Year 2000 costs for the first quarter of 1998 were $14 million after-tax.

As noted above, CIGNA has relationships with various third party entities in its ordinary course of business. CIGNA is assessing and attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on CIGNA's results of operations from the failure of these entities to be Year 2000 ready is not reasonably estimable. Property and casualty indemnity losses for Year 2000 claims and litigation costs to defend or deny such claims are not reasonably estimable at this time.

Certain European countries plan to begin implementing a common currency (euro) in January 1999. CIGNA expects that it will have procedures and systems in place as of January 1999 to support the implementation of the euro and that the costs of these efforts will not be material.

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to:
o    increase health care regulation;
o    revise the system of funding cleanup of environmental damages;
o reinterpret insurance contracts long after the policies were written to provide coverage unanticipated by CIGNA;
o    restrict  insurance pricing and the application of underwriting  standards;
     and
o    revise federal tax laws.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 9 to the Financial Statements.

Recent Accounting Pronouncements

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" in 1997. SOP 97-3 provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments. Implementation is required by the first quarter of 1999, with the cumulative effect of adopting the SOP reflected in net income in the year of adoption. CIGNA has not determined the effect or timing of implementation of this pronouncement.

In 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. Implementation is required by the first quarter of 1999. Although CIGNA has not yet determined the timing of implementation, this pronouncement is not expected to have a material effect on results of operations, liquidity or financial condition.

CONSOLIDATED RESULTS OF OPERATIONS
=================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                     March 31,
(In millions)                                    1998       1997
-----------------------------------------------------------------
Premiums and fees                                $3,901    $3,388
Net investment income                               937     1,053
Other revenues                                      514       160
Realized investment gains                            59        44
                                                -----------------
Total revenues                                    5,411     4,645
Benefits and expenses                             4,643     4,208
                                                -----------------
Income before taxes                                 768       437
Income taxes                                        273       149
                                                -----------------
Net income                                         $495      $288
------------------------------------------------=================
Realized investment gains,
net of taxes                                        $38       $28
------------------------------------------------=================

CIGNA's first quarter 1998 consolidated net income increased 72% from the same period last year. The increase in net income primarily reflects a $202 million after-tax gain recognized upon closing of the sale of CIGNA's individual life insurance and annuity businesses. Excluding this gain, operating income* for the first quarter of 1998 was $255 million compared with $260 million for the same period last year, a decrease of 2%. This decrease reflects improvement in the Employee Life and Health Benefits and Employee Retirement and Savings Benefits segments offset by lower earnings in the other business segments and Other Operations.

After-tax realized investment results increased 36% in the first quarter of 1998 from the same period last year. This increase primarily reflects gains on sales of fixed maturities and mortgage loans, partially offset by lower gains on sales of real estate. For additional information see Note 4 to the Financial Statements.

Full year operating income for 1998 is expected to be comparable to 1997, excluding the $202 million gain on sale of businesses discussed above and the 1997 Healthsource integration and health care cost reduction charge of $80 million. Results for 1998 could be adversely affected by the factors noted in the cautionary statements on page 20.

EMPLOYEE LIFE AND HEALTH BENEFITS
=================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                     March 31,
(In millions)                                    1998       1997
-----------------------------------------------------------------
Premiums and fees                                $2,730    $2,103
Net investment income                               143       135
Other revenues                                      129       107
Realized investment gains                            27         6
                                                -----------------
Total revenues                                    3,029     2,351
Benefits and expenses                             2,794     2,166
                                                -----------------
Income before taxes                                 235       185
Income taxes                                         86        64
                                                -----------------
Net income                                         $149      $121
------------------------------------------------=================
Realized investment gains,
net of taxes                                        $18        $4
------------------------------------------------=================

Net income for the Employee Life and Health Benefits segment increased 23% for the first quarter of 1998, compared with the same period last year. Operating income for the first quarter of 1998 increased 12% compared with the same period last year. Operating income for the Indemnity and HMO operations was as follows:

=================================================================
                                                Three Months Ended
                                                     March 31,
(In millions)                                      1998      1997
-----------------------------------------------------------------
Indemnity operations                                $69       $58
HMO operations                                       62        59
-----------------------------------------------------------------
Total                                              $131      $117
=================================================================

Indemnity operating income increased 19% for the first quarter of 1998 compared with the same period last year. This increase primarily reflects favorable long-term disability claim experience, partially offset by unfavorable medical claim experience.
--------
*Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results.

HMO earnings increased 5% for the first quarter of 1998 compared with the same period last year. This improvement reflects medical membership growth primarily from the Healthsource acquisition and rate increases, and improved results in dental and mental health operations. These improvements were partially offset by increased HMO medical costs, and Healthsource goodwill and other intangibles amortization of $9 million.

Premiums and fees increased 30% for the first quarter of 1998 compared to the same period last year. This increase primarily reflects Healthsource premiums and fees of approximately $500 million, rate increases and non-Healthsource membership growth. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Net investment income increased 6% for the first quarter of 1998 compared to 1997 primarily due to the addition of assets related to Healthsource, partially offset by lower yields.

As of March 31, 1998, total HMO membership was approximately 6.3 million, representing an increase of 40% since March 31, 1997 and 7% since December 31, 1997. Approximately 75% of the increase from March 31, 1997 is a result of the Healthsource acquisition while the remaining 25% reflects membership growth in CIGNA's HMO alternative funding programs and traditional HMO business. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims. CIGNA generally earns a lower margin on these programs than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the first quarters of 1998 and 1997 were approximately $3.2 billion and $2.4 billion, respectively, representing a 33% increase. This increase primarily reflects the Healthsource acquisition, and to a lesser extent, higher medical costs and cancellations and conversions of medical indemnity business to HMOs. Premium equivalents are expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Premium equivalents were 54% and 53% of total adjusted premiums and fees for the first quarters of 1998 and 1997, respectively. Administrative Services Only
(ASO) plans accounted for 48% and 49% of total adjusted premiums and fees for the first quarters of 1998 and 1997, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS
=================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                     March 31,
(In millions)                                    1998       1997
-----------------------------------------------------------------
Premiums and fees                                  $54        $46
Net investment income                              387        402
Realized investment gains                            4         12
                                             --------------------
Total revenues                                     445        460
Benefits and expenses                              359        368
                                             --------------------
Income before taxes                                 86         92
Income taxes                                        27         30
                                             --------------------
Net income                                         $59        $62
---------------------------------------------====================
Realized investment gains,
net of taxes                                        $3         $8
---------------------------------------------====================

Net income for the Employee Retirement and Savings Benefits segment decreased 5% for the first quarter of 1998, compared with the same period of 1997. Operating income for the first quarter of 1998 was $56 million, compared with $54 million for the same period last year. This increase reflects higher earnings from an increased asset base, partially offset by a shift to lower margin products (separate account equity funds).

Premiums and fees for the first quarter of 1998 increased 17% compared with the same period last year, reflecting higher fees from separate accounts and higher annuity sales.

Net investment income decreased 4% for the first quarter of 1998, primarily reflecting lower investment yields and customers' continued redirection of a portion of their investments from the general account to separate accounts.

Assets under management is generally a key determinant of earnings for this segment. For the quarter ended March 31, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

==================================================================
(In millions)                                  1998           1997
------------------------------------------------------------------
Balance -- January 1                        $45,924        $40,587
Premiums and deposits                         2,064          2,049
Investment results                              744            554
Increase (decrease) in fair value of assets   1,853           (286)
Customer withdrawals                           (868)          (790)
Other, including participant
withdrawals and benefit payments             (1,344)        (1,031)
------------------------------------------------------------------
Balance -- March 31                         $48,373        $41,083
==================================================================

Premiums and deposits were about level in the three months of 1998, compared with the same period in 1997. For the three months of 1998 and 1997, approximately 54% and 45%, respectively, of premiums and deposits reflect recurring deposits from existing customers while the remaining amounts represent sales to new customers and new plan sales to existing customers. Investment results increased 34% in the three months of 1998, compared with the same period in 1997. This increase reflects higher capital gains and growth in assets, partially offset by lower investment yields. The increase for 1998 in the fair value of assets is due to market value appreciation of equity securities in separate accounts and, to a lesser extent, market value appreciation of fixed maturities in the general account. The increase in Other reflects larger participant withdrawals and benefit payments due to a higher level of assets under management.

Management expects asset growth to continue to be constrained due to the lack of growth in the defined benefit market. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES
==================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                     March 31,
(In millions)                                     1998      1997
-----------------------------------------------------------------
Premiums and fees                                  $155      $234
Net investment income                               170       260
Other revenues                                      342        14
Realized investment gains                             8        13
                                            ---------------------
Total revenues                                      675       521
Benefits and expenses                               288       436
                                            ---------------------
Income before taxes                                 387        85
Income taxes                                        139        30
                                            ---------------------
Net income                                         $248       $55
--------------------------------------------=====================
Realized investment gains,
net of taxes                                         $5        $8
--------------------------------------------=====================

Net income for the Individual Financial Services segment increased substantially from the same period last year. This increase reflects an after-tax gain of $202 million recognized upon the closing of the sale of the individual life insurance and annuity businesses and $17 million after-tax from recognition of a portion of the deferred gain associated with the sale (as discussed on page 10). Excluding these amounts, operating income for the first quarter of 1998 was $24 million compared with $26 million for the same period last year (excluding earnings of $21 million related to the businesses sold). This decrease primarily reflects unfavorable claim experience in the accident and health reinsurance operations, partially offset by growth in interest-sensitive business.

For the first quarter of 1998, premiums and fees decreased 34% from the same period of 1997. Excluding 1997 premiums and fees related to the businesses sold, the increase for the first quarter of 1998 was 17%. This increase reflects growth in reinsurance sales and higher renewal premiums for interest-sensitive products.

Net investment income decreased 35% for the first quarter of 1998 compared with the same period of 1997. Excluding 1997 net investment income related to the businesses sold, the increase for the first quarter of 1998 was 11%. This increase reflects growth in interest-sensitive business.

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate-owned life insurance (COLI) products. For the first quarter of 1998, revenues of $145 million and operating income of $10 million were from leveraged COLI products that are affected by this legislation. The effect of this legislation on customers' decisions to maintain these policies after the phase-out period is unknown. However, all or a portion of these policies could lapse.

PROPERTY AND CASUALTY
==================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                    March 31,
(In millions)                                    1998       1997
-----------------------------------------------------------------
Premiums and fees                                 $962     $1,005
Net investment income                              173        195
Other revenues                                      69         72
Realized investment gains                           19         13
                                             --------------------
Total revenues                                   1,223      1,285
Benefits and expenses                            1,131      1,190
                                             --------------------
Income before taxes                                 92         95
Income taxes                                        30         30
                                             --------------------
Net income                                         $62        $65
---------------------------------------------====================
Realized investment gains,
net of taxes                                       $12         $8
---------------------------------------------====================

Net income for the Property and Casualty segment decreased 5% for the first quarter of 1998, compared with the same period last year.

Operating income decreased 12% for the first quarter of 1998, compared with the same period in 1997. Operating income for the ongoing and run-off operations was as follows:

==================================================================
                                               Three Months Ended
                                                    March 31,
(In millions)                                    1998        1997
-----------------------------------------------------------------
Ongoing operations:
  International                                     $31       $33
  Domestic                                           19        23
                                           ----------------------
    Total ongoing
      operations                                     50        56
Run-off operations                                   --         1
-----------------------------------------------------------------
    Total                                           $50       $57
=================================================================

The decline in the international operations for 1998 primarily reflects lower property and casualty earnings due to the competitive environment and lower investment income. Partially offsetting the decline were improvements in the international life and health operations.

The decline in the domestic operations for 1998 primarily reflects lower net investment income and, to a lesser extent, adverse property claim experience.

Results for the run-off operations primarily reflect prior year development on claim and claim adjustment expense reserves and investment activity.

Premiums and fees declined 4% in the first quarter of 1998. This decline reflects lower domestic premiums, including $17 million from the discontinuance of writing personal homeowners insurance and lower international property and casualty premiums. These declines reflect continued price competition and, for international, the unfavorable effect of foreign exchange. Partially offsetting these declines was growth in the international life, health and accident businesses.

Net investment income decreased 11% for the first quarter of 1998 compared with the same period of 1997. The decline reflects lower assets and yields, the unfavorable effect of foreign exchange and a shift in the investment portfolio mix from fixed maturities to equity securities.

The domestic ongoing operations had pre-tax catastrophe losses of $9 million, net of reinsurance, for the first quarter of 1998, compared with $12 million for the first quarter of 1997. The international operations had pre-tax catastrophe losses of $11 million, net of reinsurance, for the first quarter of 1998. There were no catastrophe losses associated with the international operations in the first quarter of 1997. The effects of reinsurance on catastrophe losses for the periods presented were not material.

Certain competitors and policyholders of CIGNA are challenging in court the restructuring of its domestic property and casualty business into two separate operations, ongoing and run-off. Although CIGNA expects the matter to be in litigation for some time, it expects to ultimately prevail.

LOSS RESERVES AND REINSURANCE
RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves and reinsurance recoverables are described in its 1997 Form 10-K.

CIGNA's property and casualty loss reserves of $14.9 billion and $15.1 billion as of March 31, 1998 and December 31, 1997, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

CIGNA continually attempts to improve its loss estimation process by refining its analysis of loss development patterns, claims payments and other information, but there remain many reasons for adverse development of estimated ultimate liabilities. For example, unanticipated changes in workers' compensation and product liability laws have at times significantly affected the ability of insurers to estimate liabilities for unpaid losses and related expenses.

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

CIGNA's reinsurance recoverables were approximately $6.0 billion and $6.2 billion as of March 31, 1998 and December 31, 1997, net of allowances for unrecoverable reinsurance of $702 million and $720 million, respectively.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

The following table shows the adverse pre-tax effects on the Property and Casualty segment's results of operations from prior year development, net of reinsurance, for the three months ended March 31:

==================================================================
                                               Three Months Ended
                                                     March 31,
(In millions)                                     1998       1997
-----------------------------------------------------------------
By business operation:
  Ongoing operations                                 $2       $21
  Run-off operations                                 46        53
-----------------------------------------------------------------
Total                                               $48       $74
=================================================================
By type of loss:
  Asbestos-related                                  $18       $21
  Environmental pollution                             7         6
  Unrecoverable
     reinsurance                                      9         6
  Workers' compensation                              10        12
  Other                                               4        29
-----------------------------------------------------------------
Total                                               $48       $74
=================================================================

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (including debt service) and taxes. Also included are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities and certain new business initiatives.

Other Operations had a net loss of $23 million for the first quarter of 1998 compared with a net loss of $15 million for the first quarter of 1997. There were no realized investment gains or losses for the first quarter of 1998 and 1997. The increase in losses primarily reflects financing costs associated with the Healthsource acquisition and increased expenses related to new business initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the first quarter of 1998, cash and cash equivalents decreased $303 million from $2.6 billion as of December 31, 1997. This decrease primarily reflects repayment of debt ($426 million), net withdrawals from contractholder deposit funds ($170 million), payments of dividends on and repurchases of CIGNA common stock ($168 million) and cash used in operating activities ($81 million), reflecting the timing of operating cash receipts and disbursements. These decreases were partially offset by cash provided by investing activities ($537 million), which includes net proceeds on the sale of the individual life insurance and annuity businesses of $1.3 billion, partially offset by net investment purchases.

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

CIGNA had $1.5 billion of long-term debt outstanding at March 31, 1998 and December 31, 1997. As of March 31, 1998, CIGNA had approximately $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At March 31, 1998, CIGNA's short-term debt amounted to $266 million, a decrease of $424 million from December 31, 1997.

In April 1998, CIGNA's Board of Directors increased CIGNA's authorization to repurchase its common stock by $750 million. Stock repurchases will depend on prevailing market conditions and alternative uses of capital. During 1998, CIGNA has repurchased approximately 797,000 shares (2,391,000 shares post-split*) for $154 million, including 209,000 shares (627,000 shares post-split*) repurchased for $43 million from April 1 through April 30, 1998. The remaining authorization as of April 30, 1998 was $957 million.

INVESTMENT ASSETS
==================================================================
                                     March 31,        December 31,
(In millions)                             1998                1997
------------------------------------------------------------------
Fixed maturities                       $33,190             $36,358
Equity securities                        1,030                 854
Mortgage loans                           9,401              10,859
Real estate                                755                 769
Other, primarily policy loans            7,241               7,738
------------------------------------------------------------------
Total investment assets                $51,617             $56,578
==================================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the first quarter 1998 Financial Statements and Notes 2, 4 and 5 to the 1997 Financial Statements as well as the 1997 Form 10-K.

Investment assets as of March 31, 1998 decreased 9% from December 31, 1997. This decrease primarily relates to investments which were included in the sale of the individual life insurance and annuity businesses.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

==================================================================
                                        March 31,     December 31,
                                             1998             1997
------------------------------------------------------------------
Fixed maturities                              30%              29%
Mortgage loans                                58%              53%
Real estate                                   62%              64%
==================================================================

--------------
* See Note 1 to the Financial Statements for information regarding the three-for-one stock split.

Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of March 31, 1998, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $1.9 billion, compared with $2.1 billion as of December 31, 1997. The decrease in unrealized appreciation primarily relates to bonds which were included in the sale of the individual life insurance and annuity businesses.

     Potential Problem and Problem Bonds

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $49 million of potential problem bonds, including amounts attributable to policyholder contracts, as of March 31, 1998, compared with $63 million as of December 31, 1997. These amounts are net of $10 million of cumulative write-downs for both periods.

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of March 31, 1998 and December 31, 1997, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $150 million and $137 million, net of related cumulative write-downs of $18 million and $30 million, respectively. Problem bonds included $3 million related to Asian investments as of March 31, 1998.

CIGNA recognizes interest income on problem bonds only when payment is received. See the Summary on page 19 for the effect of non-accruals and write-downs for bonds on policyholder contracts and on CIGNA's net income.

Mortgage Loans
==================================================================
                                      March 31,       December 31,
                                           1998               1997
------------------------------------------------------------------
Mortgage loans (in millions)             $9,401            $10,859
Property type:
   Retail facilities                        39%                40%
   Office buildings                          36                 34
   Apartment buildings                       13                 13
   Industrial                                 6                  5
   Hotels                                     4                  5
   Other                                      2                  3
Total                                      100%               100%
==================================================================

CIGNA's investment strategy requires diversification of the mortgage loan portfolio. This strategy includes guidelines relative to property type, location and borrower to reduce its exposure to potential losses.

     Potential Problem and Problem Mortgage Loans

Potential problem mortgage loans include:
o fully current loans that are judged by management to have certain characteristics that increase the likelihood of problem classification;
o    fully current loans for which the borrower has requested restructuring; and
o loans that are 30 to 59 days delinquent with respect to interest or principal payments.

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $194 million as of March 31, 1998, and $191 million as of December 31, 1997, net of related valuation reserves of $36 million and $41 million, respectively.

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $142 million and $152 million, net of valuation reserves of $9 million as of March 31, 1998 and December 31, 1997.

CIGNA recognizes interest income on problem mortgage loans only when payment is received. See the Summary below for the effect of non-accruals and valuation reserves for mortgage loans on policyholder contracts and on CIGNA's net income.

Real Estate

As of March 31, 1998 and December 31, 1997, investment real estate, net of reserves and write-downs, included: 1) $411 million and $414 million, respectively, of real estate held for the production of income, and 2) $344 million and $355 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

See the Summary below for the effect of write-downs and valuation reserves for real estate on policyholder contracts and on CIGNA's net income.

Summary

The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:

============================================================================================================================
                                                                                       Three Months Ended March 31,
                                                                           -------------------------------------------------
                                                                                     1998                         1997
                                                                           -------------------------------------------------
                                                                             Policy-                       Policy-
                                                                              holder                        holder
(In millions)                                                              Contracts       CIGNA         Contracts     CIGNA
----------------------------------------------------------------------------------------------------------------------------
Write-downs and
valuation
reserves:
   Bonds                                                                        $1         $--                $6          $1
   Mortgage loans                                                               (3)         (1)                2           1
   Real estate                                                                  (2)         --                 1           1
----------------------------------------------------------------------------------------------------------------------------
Total                                                                          $(4)        $(1)               $9          $3
============================================================================================================================
Non-accruals:
   Bonds                                                                        $1          $2                $2          $5
   Mortgage loans                                                               --          --                (1)         --
----------------------------------------------------------------------------------------------------------------------------
Total                                                                           $1          $2                $1          $5
============================================================================================================================

Additional losses from problem investments are expected to occur for specific investments in the normal course of business. Assuming no significant deterioration in economic conditions, including further significant deterioration in Asian economies, CIGNA does not expect additional non-accruals, write-downs and reserves to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse catastrophe experience in CIGNA's property and casualty businesses; 2) adverse property and casualty loss development for events that CIGNA insured in prior years; 3) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 4) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; 5) significant changes in interest rates; and 6) the effect on CIGNA's international operations and investments from further significant deterioration in Asian economies.

Part II. OTHER INFORMATION

Item 5.  Other Information

                         SELECTED FINANCIAL INFORMATION

The following table sets forth certain selected historical financial information of the Company for, and as of the end of, each of the periods presented as adjusted for a three-for-one stock split effective May 4, 1998. The selected historical financial information supplements, and should be read in conjunction with, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The selected historical financial information provided below is not necessarily indicative of future results of operations or financial performance for the Company.

                                                                      Year Ended December 31,
                                                 1997           1996            1995            1994            1993
=====================================================================================================================
Net income per share - basic                    $4.93           $4.68           $0.97           $2.58           $1.09

Net income per share - diluted                  $4.88           $4.64           $0.96           $2.50           $1.09

Common dividends declared per share             $1.11           $1.07           $1.01           $1.01           $1.01

Shareholders' equity per share                 $36.55          $32.38          $31.25          $26.82          $30.43

Common shares outstanding (thousands)         216,996         222,594         228,996         216,675         216,045
---------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  See Exhibit Index.

          (b) During the quarterly period ended March 31, 1998, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

               o dated February 10, 1998, Item 5 - containing a news release regarding its fourth quarter and full year 1997 results.

               o dated April 30, 1998, Item 5 - containing a news release regarding its first quarter 1998 results.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

                                             CIGNA CORPORATION

                                             By /s/ Gary A. Swords
                                                ------------------
                                                Gary A. Swords
                                                Vice President and
                                                Chief Accounting Officer

Date: May 8, 1998

                                  Exhibit Index

                                                              Method of
Number   Description                                            Filing

  3.1    (a)      Restated Certificate of Incorporation
                  of the registrant effective as of
                  August 4, 1997                              Filed herewith

          (b)     Certificate of Amendment of
                  Restated Certificate of Incorporation
                  of the registrant effective as
                  of May 4, 1998                              Filed herewith

10.1              Special Incentive Agreement
                  with Mr. Taylor dated March 17, 1998        Filed herewith

10.2              Special Incentive Agreement
                  with Mr. Stewart dated March 17, 1998       Filed herewith

10.3              Special Incentive Agreement
                  with Mr. Levinson dated March 17, 1998      Filed herewith

10.4              Special Incentive Agreement
                  with Mr. Isom dated March 17, 1998          Filed herewith

10.5              Special Incentive Agreement
                  with Mr. Hanway dated March 17, 1998        Filed herewith

12                Computation of Ratio of
                  Earnings to Fixed Charges                   Filed herewith

27                Financial Data Schedule                     Included only in
                                                              the EDGAR version
                                                              of the Form 10-Q.