Form 10-Q
period 1998-06-30
CIGNA CORP
filed 1998-08-06
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

                          Commission file number 1-8323
                                                 ------

                                CIGNA Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  06-1059331
          -------------                                ----------
     (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification No.)

                      One Liberty Place, 1650 Market Street
                      Philadelphia, Pennsylvania 19192-1550
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (215) 761-1000
                                 --------------

                                 Not Applicable
                     ---------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes  x     No __

  As of June 30, 1998, 212,280,085 shares of the issuer's Common Stock were outstanding.

                                CIGNA CORPORATION


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements

                          Consolidated Income Statements                   1
                          Consolidated Balance Sheets                      2
                          Consolidated Statements of Comprehensive
                           Income and Changes in Shareholders'
                           Equity                                          3
                          Consolidated Statements of Cash Flows            4
                          Notes to Financial Statements                    5

                  Item 2. Management's Discussion and
                          Analysis of Financial Condition
                           and Results of Operations                      11

PART II.          OTHER INFORMATION

                  Item 4. Submission of Matters to a Vote of
                           Security Holders                               23
                  Item 6. Exhibits and Reports on Form 8-K                24

SIGNATURE                                                                 25

EXHIBIT INDEX                                                             26


As used herein, "CIGNA" refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements

CIGNA  CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

                                                              Three Months Ended                         Six Months Ended
                                                                   June 30,                                  June 30,
                                                             1998            1997                      1998            1997
==============================================================================================================================
REVENUES
Premiums and fees                                        $    4,115      $    3,482                 $   8,016      $    6,870
Net investment income                                           942           1,062                     1,879           2,115
Other revenues                                                  217             163                       731             323
Realized investment gains                                        47              12                       106              56
                                                           ---------       ---------                  --------       ---------
    Total revenues                                            5,321           4,719                    10,732           9,364
                                                           ---------       ---------                  --------       ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                      3,464           3,065                     6,797           6,074
Policy acquisition expenses                                     239             270                       467             534
Other operating expenses                                      1,147             973                     2,229           1,908
                                                           ---------       ---------                  --------       ---------
    Total benefits, losses and expenses                       4,850           4,308                     9,493           8,516
                                                           ---------       ---------                  --------       ---------

INCOME BEFORE INCOME TAXES                                      471             411                     1,239             848
                                                           ---------       ---------                  --------       ---------

Income taxes (benefits):
    Current                                                     176             124                       608             234
    Deferred                                                    (13)              8                      (172)             47
                                                           ---------       ---------                  --------       ---------
        Total taxes                                             163             132                       436             281
                                                           ---------       ---------                  --------       ---------

NET INCOME                                               $      308      $      279                 $     803      $      567
----------------------------------------------------==========================================================================

BASIC EARNINGS PER SHARE                                 $     1.44      $     1.26                 $    3.74      $     2.57
----------------------------------------------------==========================================================================

DILUTED EARNINGS PER SHARE                               $     1.42      $     1.25                 $    3.70      $     2.55
----------------------------------------------------==========================================================================

DIVIDENDS DECLARED PER SHARE                             $     0.29      $     0.28                 $    0.57      $     0.55
----------------------------------------------------==========================================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                      As of                          As of
                                                                                     June 30,                   December 31,
                                                                                       1998                          1997
==============================================================================================================================
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $30,931; $34,284)             $     32,920                  $      36,358
   Equity securities, at fair value (cost, $765; $648)                                   1,089                            854
   Mortgage loans                                                                        9,503                         10,859
   Policy loans                                                                          6,579                          7,253
   Real estate                                                                             766                            769
   Other long-term investments                                                             318                            273
   Short-term investments                                                                  232                            212
                                                                                    -----------                   ------------
       Total investments                                                                51,407                         56,578
Cash and cash equivalents                                                                1,903                          2,625
Accrued investment income                                                                  856                            868
Premiums, accounts and notes receivable                                                  4,528                          4,265
Reinsurance recoverables                                                                12,400                          6,753
Deferred policy acquisition costs                                                          951                          1,542
Property and equipment                                                                     858                            857
Deferred income taxes                                                                    1,924                          1,788
Other assets                                                                             1,146                          1,033
Goodwill and other intangibles                                                           2,490                          2,542
Separate account assets                                                                 32,464                         29,348
------------------------------------------------------------------------------------------------------------------------------

        Total assets                                                              $    110,927                  $     108,199
------------------------------------------------------------------------------------==========================================

LIABILITIES
Contractholder deposit funds                                                      $     30,524                  $      30,682
Unpaid claims and claim expenses                                                        17,841                         17,906
Future policy benefits                                                                  12,093                         11,976
Unearned premiums                                                                        1,839                          1,774
                                                                                    -----------                   ------------
         Total insurance and contractholder liabilities                                 62,297                         62,338
Accounts payable, accrued expenses and other liabilities                                 6,216                          6,562
Current income taxes                                                                       159                             60
Short-term debt                                                                            254                            690
Long-term debt                                                                           1,440                          1,465
Separate account liabilities                                                            32,221                         29,152
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                             102,587                        100,267
------------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (par value, $.25; shares issued, 265; 264)                                     66                             66
Additional paid-in capital                                                               2,704                          2,655
Net unrealized appreciation - fixed maturities                           $    745                      $    752
Net unrealized appreciation - equity securities                               212                           132
Net translation of foreign currencies                                        (122)                         (126)
                                                                           -------                       -------
   Accumulated other comprehensive income                                                  835                            758
Retained earnings                                                                        6,376                          5,696
Less treasury stock, at cost                                                            (1,641)                        (1,243)
------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                      8,340                          7,932
------------------------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                               $    110,927                  $     108,199
------------------------------------------------------------------------------------==========================================

SHAREHOLDERS' EQUITY PER SHARE                                                    $      39.29                  $       36.55
------------------------------------------------------------------------------------==========================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
    SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended June 30,                                                             1998                        1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Compre-       Share-        Compre-         Share-
                                                                                hensive      holders'       hensive        holders'
                                                                                 Income       Equity         Income         Equity
===================================================================================================================================
Common stock                                                                              $        66                 $        66
                                                                                            ----------                  ----------
Additional paid-in capital - April 1                                                            2,695                       2,605
  Issuance of common stock for employee benefits plans                                              9                          27
                                                                                            ----------                  ----------
Additional paid-in capital - June 30                                                            2,704                       2,632
                                                                                            ----------                  ----------

Accumulated other comprehensive income - April 1                                                  812                         307
  Net unrealized appreciation - fixed maturities                            $        22            22     $       174         174
  Net unrealized appreciation (depreciation) - equity securities                     (2)           (2)             35          35
                                                                              ----------                    ----------
      Net unrealized appreciation on securities                                      20                           209
  Net translation of foreign currencies                                               3             3             (20)        (20)
                                                                              ----------                    ----------
          Other comprehensive income                                                 23                           189
                                                                                            ----------                  ----------
Accumulated other comprehensive income - June 30                                                  835                         496
                                                                                            ----------                  ----------

Retained earnings - April 1                                                                     6,129                       5,082
  Net income                                                                        308           308             279         279
  Common dividends declared                                                                       (61)                        (62)
                                                                                            ----------                  ----------
Retained earnings - June 30                                                                     6,376                       5,299
                                                                                            ----------                  ----------

Treasury stock - April 1                                                                       (1,377)                       (943)
  Repurchase of common stock                                                                     (260)                         --
  Other treasury stock transactions, net                                                           (4)                         (2)
                                                                                           ----------                  ----------
Treasury stock - June 30                                                                       (1,641)                       (945)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY                         $       331   $     8,340     $       468 $     7,548
------------------------------------------------------------------------------====================================================

Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
Common stock                                                                              $        66                 $        66
                                                                                            ----------                  ----------

Additional paid-in capital - January 1                                                          2,655                       2,594
  Issuance of common stock for employee benefits plans                                             49                          38
                                                                                            ----------                  ----------
Additional paid-in capital - June 30                                                            2,704                       2,632
                                                                                           ----------                  ----------

Accumulated other comprehensive income - January 1                                                758                         582
  Net unrealized depreciation - fixed maturities                            $        (7)           (7)    $      (106)       (106)
  Net unrealized appreciation - equity securities                                    80            80              48          48
                                                                              ----------                    ----------
      Net unrealized appreciation (depreciation) on securities                       73                           (58)
  Net translation of foreign currencies                                               4             4             (28)        (28)
                                                                              ----------                    ----------
          Other comprehensive income (loss)                                          77                           (86)
                                                                                            ----------                  ----------
Accumulated other comprehensive income - June 30                                                  835                         496
                                                                                            ----------                  ----------
Retained earnings - January 1                                                                   5,696                       4,855
  Net income                                                                        803           803             567         567
  Common dividends declared                                                                      (123)                       (123)
                                                                                            ----------                  ----------
Retained earnings - June 30                                                                     6,376                       5,299
                                                                                            ----------                  ----------
Treasury stock - January 1                                                                     (1,243)                       (889)
  Repurchase of common stock                                                                     (371)                        (49)
  Other treasury stock transactions, net                                                          (27)                         (7)
                                                                                           ----------                  ----------
Treasury stock - June 30                                                                       (1,641)                       (945)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY                         $       880   $     8,340     $       481 $     7,548
------------------------------------------------------------------------------====================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                            Six Months Ended June 30,
                                                                                        1998                        1997
===========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $       803                 $       567
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities                                                           324                        (256)
            Reinsurance recoverables                                                        224                         399
            Deferred policy acquisition costs                                               (70)                        (71)
            Premiums, accounts and notes receivable                                        (265)                        (36)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                       (357)                       (180)
            Deferred income taxes                                                          (172)                         47
            Realized investment gains                                                      (106)                        (56)
            Depreciation and goodwill amortization                                          156                          99
            Gain on sale of businesses                                                     (367)                         --
            Other, net                                                                     (273)                       (160)
                                                                                      ----------                  ----------
                Net cash provided by (used in) operating activities                        (103)                        353
                                                                                      ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                                  3,688                       3,128
        Equity securities                                                                   173                         148
        Mortgage loans                                                                      562                         322
        Other (primarily short-term investments)                                          1,169                       2,279
    Investment maturities and repayments:
        Fixed maturities                                                                  1,928                       1,974
        Mortgage loans                                                                      348                         241
    Investments purchased:
        Fixed maturities                                                                 (5,277)                     (4,905)
        Equity securities                                                                  (353)                       (193)
        Mortgage loans                                                                     (920)                       (714)
        Other (primarily short-term investments)                                         (1,739)                     (1,689)
    Net cash from acquisitions and dispositions                                           1,296                      (1,288)
    Other, net                                                                             (179)                        (75)
                                                                                      ----------                  ----------
                Net cash provided by (used in) investing activities                         696                        (772)
                                                                                      ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                        4,430                       3,656
    Withdrawals and benefit payments from contractholder deposit funds                   (4,805)                     (3,576)
    Net change in short-term debt                                                          (362)                        146
    Issuance of long-term debt                                                               --                         600
    Repayment of long-term debt                                                             (99)                        (26)
    Repurchase of common stock                                                             (366)                        (55)
    Issuance of common stock                                                                 17                           3
    Common dividends paid                                                                  (122)                       (122)
                                                                                      ----------                  ----------
                Net cash provided by (used in) financing activities                      (1,307)                        626
                                                                                      ----------                  ----------
Effect of foreign currency rate changes on cash and cash equivalents                         (8)                        (23)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (722)                        184
Cash and cash equivalents, beginning of period                                            2,625                       1,760
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $     1,903                 $     1,944
--------------------------------------------------------------------------------------======================================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                               $       494                 $       311
    Interest paid                                                                   $        66                 $        47
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

On April 22, 1998, CIGNA's shareholders approved a three-for-one common stock split, an increase in the number of common shares authorized for issuance from 200 million to 600 million and a decrease in the par value of common stock from $1 per share to $0.25 per share. The additional shares were distributed on May 15, 1998, to shareholders of record as of May 4, 1998. The reduction in common stock and corresponding increase in additional paid-in capital of $22 million reflects these actions and all share data have been retroactively adjusted for the stock split as though the split had occurred at the beginning of the periods presented.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives which are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2000, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which could change the way segments are structured and require additional segment disclosure. CIGNA has not determined the effect or timing of implementation of this pronouncement, which is required by December 31, 1998.

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

CIGNA acquired the outstanding common stock of Healthsource, Inc. (Healthsource) on June 25, 1997. The cost of the acquisition was $1.7 billion, reflecting the purchase of Healthsource common stock for $1.4 billion and the retirement of Healthsource debt of $250 million. The acquisition was accounted for as a purchase, and was financed through the issuance of long-term debt of $600 million and a combination of internally generated funds and short-term debt. The results of operations of Healthsource are included in the accompanying consolidated financial statements from the date of acquisition. Healthsource revenues that are not included in CIGNA's results of operations were $489 million and $971 million for the second quarter and six months of 1997. The pro forma effect on CIGNA's net income was not material.

Goodwill and other intangible assets associated with the Healthsource acquisition were $1.5 billion, including $24 million recorded in the fourth quarter of 1997 for severance of Healthsource employees, vacated Healthsource lease space and adjustments to Healthsource net assets to conform to CIGNA's accounting policies. As of June 30, 1998, approximately $6 million of severance was paid to approximately 475 employees. Goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from eight to 40 years.

CIGNA had other acquisitions and dispositions during the six months of 1998 and 1997, the effects of which were not material to the financial statements.


NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

---------------------------------------------------------------------
                                 Three Months           Six Months
                                    Ended                  Ended
                                   June 30,              June 30,
(In millions)                 1998         1997       1998       1997
---------------------------------------------------------------------
Realized investment
 gains (losses):
     Fixed maturities          $14           $3        $46        $29
     Equity securities          16            9         20         14
     Mortgage loans             (7)          (1)         5        (14)
     Real estate                 6           (1)         7         17
     Other                      18            2         28         10
                         --------------------------------------------
                                47           12        106         56
Less income taxes               15            3         36         19
---------------------------------------------------------------------
Net realized investment
gains                          $32           $9        $70        $37
-------------------------============================================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

---------------------------------------------------------------------
                               Three Months           Six Months
                                  Ended                  Ended
                                 June 30,              June 30,
(In millions)               1998        1997        1998       1997
---------------------------------------------------------------------

Proceeds from sales       $2,175      $1,689      $3,861     $3,276
Gross gains on sales          90          67         141         86
Gross losses on sales        (35)        (49)        (59)       (60)
---------------------------------------------------------------------

The components of unrealized appreciation (depreciation) on securities for the three and six months ended June 30 were as follows:
------------------------------------------------------------------
(In millions)                                     1998        1997
------------------------------------------------------------------
Three months ended June 30,

Unrealized appreciation on securities held,
net of taxes of $16 and $117, respectively.        $40        $217
Less gains realized in net income, net of
taxes of $10 and $4, respectively.                  20           8
                                             ---------------------
Net unrealized appreciation                        $20        $209
---------------------------------------------=====================
Six months ended June 30,

Unrealized  appreciation  (depreciation) on
securities held, net of taxes (benefits) of
$109 and $(14), respectively.                     $219        $(30)
Less gains realized in net income, net of
taxes of $78 and $15, respectively.                146          28
                                             ---------------------
Net unrealized appreciation (depreciation)         $73        $(58)
---------------------------------------------=====================

NOTE 5 - INCOME TAXES

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

NOTE 6 - EARNINGS PER SHARE

-------------------------------------------------------------------
                                                Effect
(Dollars in millions,                               of
except per share amounts)           Basic     Dilution      Diluted
-------------------------------------------------------------------


Three Months Ended June 30,
-------------------------------------------------------------------
1998
-------------------------------------------------------------------
Net income                           $308           --         $308
--------------------------------===================================
Shares (in thousands):

Weighted average                  213,831           --      213,831
Options and restricted
stock grants                                     2,715        2,715
-------------------------------------------------------------------
Total shares                      213,831        2,715      216,546
--------------------------------===================================
Earnings per share                  $1.44      $(0.02)        $1.42
--------------------------------===================================
1997
-------------------------------------------------------------------
Net income                           $279           --         $279
--------------------------------===================================
Shares (in thousands):

Weighted average                  220,930           --      220,930
Options and restricted
stock grants                                     1,843        1,843
-------------------------------------------------------------------
Total shares                      220,930        1,843      222,773
--------------------------------===================================
Earnings per share                  $1.26      $(0.01)        $1.25
--------------------------------===================================

Six Months Ended June 30,
-------------------------------------------------------------------
1998
-------------------------------------------------------------------
Net income                           $803           --         $803
--------------------------------===================================
Shares (in thousands):

Weighted average                  214,730           --      214,730
Options and restricted
stock grants                                     2,415        2,415
-------------------------------------------------------------------
Total shares                      214,730        2,415      217,145
--------------------------------===================================
Earnings per share                  $3.74      $(0.04)        $3.70
--------------------------------===================================
1997
-------------------------------------------------------------------
Net income                           $567           --         $567
--------------------------------===================================
Shares (in thousands):

Weighted average                  220,690           --      220,690
Options and restricted
stock grants                                     1,838        1,838
-------------------------------------------------------------------
Total shares                      220,690        1,838      222,528
--------------------------------===================================
Earnings per share                  $2.57      $(0.02)        $2.55
--------------------------------===================================

Common shares held as Treasury shares were 52,561,178 and 41,172,189 as of June 30, 1998 and 1997, respectively.

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

Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. Allowances for uncollectible amounts were $707 million and $720 million as of June 30, 1998 and December 31, 1997, respectively.

Future charges for unrecoverable reinsurance may materially affect results of operations in future periods, however, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the second quarter and six months of 1998, premiums and fees were net of ceded premiums of $652 million and $1.1 billion, respectively. For the second quarter and six months of 1997, premiums and fees were net of ceded premiums of $589 million and $1.0 billion, respectively. In addition, benefits, losses and settlement expenses for the second quarter and six months of 1998 were net of reinsurance recoveries of $477 million and $862 million, respectively. Benefits, losses and settlement expenses for the second quarter and six months of 1997 were net of reinsurance recoveries of $429 million and $687 million, respectively.


NOTE 8 - COST REDUCTION INITIATIVES

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Life and Health Benefits segment. The charge consisted primarily of costs related to severance, real estate and other costs for office closings. The cash outlays associated with these initiatives will continue through 1999 with most occurring in 1998. CIGNA has funded and will continue to fund the cash outlays through liquid assets, and such funding has not and will not have a material adverse effect on its liquidity. As of June 30, 1998, approximately $3 million of severance was paid to approximately 535 employees.


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of June 30, 1998, compared with December 31, 1997, and its results of operations for the quarter and six months ended June 30, 1998, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1997 Annual Report to Shareholders (pages 10 through 23) and in CIGNA's report on Form 10-Q for the first quarter of 1998, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

As of January 1, 1998, CIGNA sold its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of $773 million, of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell these businesses is in the form of an indemnity reinsurance arrangement, the remaining $571 million of the gain was deferred and is being recognized at the rate that earnings from the businesses sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized approximately $16 million and $33 million of the deferred gain in the second quarter and six months of 1998, respectively. The sales agreement provides for post-closing adjustments, however, any future adjustments are not expected to be material to results of operations, liquidity or financial condition.

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

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. In connection with these efforts, CIGNA has invested in various growth initiatives including approximately $210 million for recent international life and health expansion, mainly in Brazil. Certain risks are inherent in expanding operations in foreign countries. These investments are routinely monitored for potential impairment. However, management currently believes that such investments are recoverable.

In July 1998, CIGNA entered into an agreement, subject to certain conditions to closing, to make additional investments of approximately $200 million in certain Brazilian health care companies, resulting in total investments in these companies of approximately $325 million. CIGNA expects to make additional investments in these companies.

Combined revenues of these companies during 1997 were approximately $1 billion.

See  Note  3  to  the  Financial   Statements  for  additional   information  on
acquisitions and dispositions.

Cost Reduction Initiatives

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Life and Health Benefits segment. The charge consisted primarily of costs related to severance, real estate and other costs for office closings. The cash outlays associated with these initiatives will continue through 1999 with most occurring in 1998. CIGNA has funded and will continue to fund the cash outlays through liquid assets, and such funding has not and will not have a material adverse effect on its liquidity. These initiatives are expected to result in annual after-tax expense savings of $50 million with approximately two-thirds of the savings emerging in 1998 and the full amount in 1999. As of June 30, 1998, there were no material changes to the costs associated with or the anticipated annual savings related to these initiatives. As of June 30, 1998, approximately $3 million of severance was paid to approximately 535 employees.

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

By the beginning of 1999, CIGNA expects to substantially complete modifications or replacement of its systems to ensure Year 2000 readiness and, during 1999, expects to complete testing of its systems and verify that its systems properly interface with external parties, including customers and third-party administrators. CIGNA is utilizing both internal and external resources to meet this timetable. The after-tax costs of these efforts are expected to be approximately $100 million in 1998 and $50 million in 1999. Approximately 60% of total Year 2000 costs are attributable to existing systems resources which have been redirected to the Year 2000 efforts. The remaining amounts represent incremental costs for Year 2000 efforts. Due to the complexities of estimating remediation costs, estimates are subject to change as Year 2000 efforts progress. Year 2000 costs for the second quarter and six months of 1998 were $28 million and $42 million after-tax, respectively.

As noted above, CIGNA has relationships with various third-party entities in its ordinary course of business. CIGNA is assessing and attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on CIGNA's results of operations from the failure of these entities to be Year 2000 ready is not reasonably estimable. Property and casualty indemnity losses for Year 2000 claims and litigation costs to defend or deny such claims are not reasonably estimable at this time.

Certain European countries plan to begin implementing a common currency (euro) in January 1999. CIGNA expects that it will have procedures and systems in place as of January 1999 to support the implementation of the euro and that the costs of these efforts as well as the overall effect on CIGNA's international operations will not be material.

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

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives which are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2000, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

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

CONSOLIDATED RESULTS OF OPERATIONS
=================================================================
FINANCIAL SUMMARY           Three Months Ended   Six Months Ended
                                 June 30,            June 30,
(In millions)                 1998       1997      1998      1997
-----------------------------------------------------------------
Premiums and fees           $4,115     $3,482    $8,016    $6,870
Net investment income          942      1,062     1,879     2,115
Other revenues                 217        163       731       323
Realized investment gains       47         12       106        56
                         ----------------------------------------
Total revenues               5,321      4,719    10,732     9,364
Benefits and expenses        4,850      4,308     9,493     8,516
                         ----------------------------------------
Income before taxes            471        411     1,239       848
Income taxes                   163        132       436       281
                         ----------------------------------------
Net income                    $308       $279      $803      $567
-------------------------========================================
Realized investment gains,
net of taxes                   $32         $9       $70       $37
-------------------------========================================

CIGNA's consolidated net income increased 10% for the second quarter and 42% for the six months of 1998 from the same periods last year. These increases reflect higher operating income* in the Employee Life and Health Benefits and Employee Retirement and Savings Benefits segments, improved realized investment results and, for the six months of 1998, the $202 million after-tax gain recognized upon closing of the sale of CIGNA's individual life insurance and annuity businesses.

After-tax realized investment results increased significantly in the second quarter and six months of 1998 from the same periods last year. These increases primarily reflect gains on sales of fixed maturities, real estate partnerships and, for the six months, mortgage loans. For additional information see Note 4 to the Financial Statements.

Full year operating income for 1998 is expected to be comparable to 1997, excluding the $202 million gain on sale of businesses discussed above and the 1997 Healthsource integration and health care cost reduction charge of $80 million. Results for 1998 could be adversely affected by the factors noted in the cautionary statements on page 22.

--------
*Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results.

EMPLOYEE LIFE AND HEALTH BENEFITS
=================================================================
FINANCIAL SUMMARY          Three Months Ended    Six Months Ended
                                 June 30,             June 30,
(In millions)                 1998       1997      1998      1997
-----------------------------------------------------------------
Premiums and fees           $2,827     $2,117    $5,557    $4,220
Net investment income          141        138       284       273
Other revenues                 137        117       266       224
Realized investment gains       29          1        56         7
                         ----------------------------------------
Total revenues               3,134      2,373     6,163     4,724
Benefits and expenses        2,881      2,186     5,675     4,352
                         ----------------------------------------
Income before taxes            253        187       488       372
Income taxes                    93         59       179       123
                         ----------------------------------------
Net income                    $160       $128      $309      $249
-------------------------========================================
Realized investment gains,
net of taxes                   $18         $2       $36        $6
-------------------------========================================

Net income for the Employee Life and Health Benefits segment increased 25% and 24% for the second quarter and six months of 1998, compared with the same periods last year. Operating income for the second quarter and six months of 1998 increased 13% and 12%, respectively, compared with the same periods last year. Operating income for the Indemnity and HMO operations was as follows:

==================================================================
                            Three Months Ended    Six Months Ended
                                 June 30,             June 30,
(In millions)                 1998       1997      1998      1997
------------------------------------------------------------------
Indemnity operations           $72        $68      $141      $126
HMO operations                  70         58       132       117
------------------------------------------------------------------
Total                         $142       $126      $273      $243
==================================================================

Indemnity operating income increased 6% and 12% for the second quarter and six months of 1998, respectively, compared with the same periods last year. These increases primarily reflect improved claim experience.

HMO results for the second quarter and six months of 1998 include net unfavorable after-tax adjustments of $6 million primarily for uncollectible receivables for a health care service business. HMO results for the second quarter and six months of 1997 include net favorable after-tax adjustments of $9 million and $11 million, respectively. Excluding the adjustments, HMO earnings were $76 million and $138 million for the second quarter and six months of 1998, respectively, compared with $49 million and $106 million for the same periods last year. These improvements reflect medical membership growth primarily from the Healthsource acquisition and rate increases, improved results in dental and mental health operations and lower operating expenses per member due to expense savings initiatives. These improvements were partially offset by increased HMO medical costs reflecting higher pharmacy and outpatient costs, and Healthsource goodwill and other intangibles amortization of $9 million and $18 million for the second quarter and six months of 1998, respectively.

Premiums and fees increased 34% and 32% for the second quarter and six months of 1998, respectively, compared to the same periods last year. These increases primarily reflect Healthsource premiums and fees of approximately $525 million and $1.0 billion, respectively, rate increases and non-Healthsource membership growth. Growth in premiums is expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets.

Net investment income increased 2% and 4% for the second quarter and six months of 1998, respectively, compared to the same periods in 1997 primarily due to the addition of assets related to Healthsource, partially offset by lower yields.

As of June 30, 1998, total HMO membership was approximately 6.4 million, representing an increase of 41% since June 30, 1997 and 9% since December 31, 1997. Approximately 65% of the increase from June 30, 1997 is a result of the Healthsource acquisition while the remaining 35% reflects membership growth in CIGNA's HMO alternative funding programs and traditional HMO business. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims. CIGNA generally earns a lower margin on these programs than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the second quarter and six months of 1998 were approximately $3.2 billion and $6.4 billion, respectively. These amounts represent an increase of 34% compared with the same periods last year. This increase primarily reflects the Healthsource acquisition, and to a lesser extent, higher medical costs. Premium equivalents are expected to continue to be constrained by competitive pressures in both the medical indemnity and HMO markets. Premium equivalents were 54% and 53% of total adjusted premiums and fees for the six months of 1998 and 1997, respectively. Administrative Services Only (ASO) plans accounted for 49% of total adjusted premiums and fees for the six months of 1998 and 1997.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS
=================================================================
FINANCIAL SUMMARY         Three Months Ended    Six Months Ended
                               June 30,             June 30,
(In millions)                 1998       1997     1998       1997
-----------------------------------------------------------------
Premiums and fees              $59        $52     $113        $98
Net investment income          388        397      775        799
Realized investment gains       12          2       16         14
                         ----------------------------------------
Total revenues                 459        451      904        911
Benefits and expenses          364        372      723        740
                         ----------------------------------------
Income before taxes             95         79      181        171
Income taxes                    31         25       58         55
                         ----------------------------------------
Net income                     $64        $54     $123       $116
-------------------------========================================
Realized investment gains,
net of taxes                    $8         $1      $11         $9
-------------------------========================================

Net income for the Employee Retirement and Savings Benefits segment increased 19% and 6% for the second quarter and six months of 1998, compared with the same periods of 1997. Operating income for the second quarter and six months of 1998 was $56 million and $112 million, compared with $53 million and $107 million for the same periods last year. These increases reflect higher earnings from an increased asset base, partially offset by customers' shift to lower margin products (separate account equity funds).

Premiums and fees increased 13% and 15% for the second quarter and six months of 1998, respectively, compared with the same periods last year, reflecting higher annuity sales and higher fees from separate accounts.

Net investment income decreased 2% and 3% for the second quarter and six months of 1998, respectively. These decreases primarily reflect lower investment yields and customers' continued redirection of a portion of their investments from the general account to separate accounts.

Assets under management is generally a key determinant of earnings for this segment. For the six months ended June 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

==================================================================
(In millions)                                  1998           1997
------------------------------------------------------------------
Balance -- January 1                        $46,074        $40,605
Premiums and deposits                         3,851          3,607
Investment results                            1,475          1,201
Increase in fair value of assets              1,983          1,711
Customer withdrawals                         (2,258)        (1,220)
Other, including participant
withdrawals and benefit payments             (2,852)        (1,993)
------------------------------------------------------------------
Balance -- June 30                          $48,273        $43,911
==================================================================

Premiums and deposits increased 7% in the six months of 1998, compared with the same period in 1997, primarily reflecting higher recurring deposits from existing customers. For the six months of 1998 and 1997, approximately 53% and 48%, respectively, of premiums and deposits reflect recurring deposits from existing customers while the remaining amounts represent sales to new customers and new plan sales to existing customers. Investment results increased 23% in the six months of 1998, compared with the same period in 1997. This increase reflects higher capital gains and growth in assets, partially offset by lower investment yields. The increase for 1998 in the fair value of assets is due to market value appreciation of equity securities in separate accounts and, to a lesser extent, market value appreciation of fixed maturities in the general account. The increase in customer withdrawals is primarily due to the effect of one customer withdrawal in the second quarter of 1998. The increase in Other reflects larger participant withdrawals and benefit payments due to a higher level of assets under management.

Management expects asset growth to continue to be constrained due to the lack of growth in the defined benefit market. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES
=================================================================
FINANCIAL SUMMARY          Three Months Ended    Six Months Ended
                                 June 30,             June 30,
(In millions)                 1998       1997      1998      1997
-----------------------------------------------------------------
Premiums and fees             $159       $249      $314      $483
Net investment income          166        271       336       531
Other revenues                  25         15       367        29
Realized investment gains
(losses)                        (1)        (2)        7        11
                         ----------------------------------------
Total revenues                 349        533     1,024     1,054
Benefits and expenses          296        461       584       897
                         ----------------------------------------
Income before taxes             53         72       440       157
Income taxes                    16         25       155        55
                         ----------------------------------------
Net income                     $37        $47      $285      $102
-------------------------========================================
Realized investment gains
(losses), net of taxes         $--        ($1)       $5        $7
-------------------------========================================

Net income for the Individual Financial Services segment decreased for the second quarter of 1998 and increased substantially for the six months of 1998, compared with the same periods of 1997. Results for the six months of 1998 include an after-tax gain of $202 million recognized upon the closing of the sale of the individual life insurance and annuity businesses and results for the second quarter and six months include $16 million and $33 million after-tax, respectively, from recognition of a portion of the deferred gain associated with the sale (as discussed on page 11). Excluding these amounts, operating income for the second quarter and six months of 1998 was $21 million and $45 million, respectively. These amounts, compared with operating income of $25 million and $51 million for the same periods in 1997 (excluding results from the businesses sold), primarily reflect unfavorable claim experience in the reinsurance operation, partially offset by growth in interest-sensitive and specialty life reinsurance products.

For the second quarter and six months of 1998, premiums and fees decreased 36% and 35%, respectively, compared with the same periods of 1997. Excluding 1997 premiums and fees related to the businesses sold, the increase for the second quarter and six months of 1998 was 11% and 14%, respectively. These increases reflect growth in reinsurance and higher renewal premiums for interest-sensitive products.

Net investment income decreased 39% and 37% for the second quarter and six months of 1998, respectively, compared with the same periods of 1997. Excluding 1997 net investment income related to the businesses sold, the increase for the second quarter and six months of 1998 was 9% and 11%, respectively. These increases primarily reflect growth in interest-sensitive products.

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate-owned life insurance (COLI) products. For the second quarter and six months of 1998, revenues of $139 million and $284 million and operating income of $11 million and $21 million, respectively, were from leveraged COLI products that are affected by this legislation. The effect of this legislation on customers' decisions to maintain these policies after the phase-out period is unknown. However, all or a portion of these policies could lapse.

PROPERTY AND CASUALTY
=================================================================
FINANCIAL SUMMARY            Three Months Ended  Six Months Ended
                                 June 30,            June 30,
(In millions)                   1998      1997     1998     1997
-----------------------------------------------------------------
Premiums and fees             $1,070    $1,064   $2,032   $2,069
Net investment income            180       189      353      384
Other revenues                    67        65      136      137
Realized investment gains          3        11       22       24
                        -----------------------------------------
Total revenues                 1,320     1,329    2,543    2,614
Benefits and expenses          1,237     1,238    2,368    2,428
                        -----------------------------------------
Income before taxes               83        91      175      186
Income taxes                      27        25       57       55
                        -----------------------------------------
Net income                       $56       $66     $118     $131
------------------------=========================================
Realized investment
gains, net of taxes               $1        $7      $13      $15
------------------------=========================================

Net income for the Property and Casualty segment decreased 15% and 10% for the second quarter and six months of 1998, respectively, compared with the same periods last year.

Operating income decreased 7% and 9% for the second quarter and six months of 1998, respectively, compared with the same periods in 1997. Operating income for the ongoing and run-off operations was as follows:

=================================================================
                           Three Months Ended    Six Months Ended
                                 June 30,             June 30,
(In millions)                 1998      1997       1998      1997
-----------------------------------------------------------------
Ongoing operations:
  International                $28       $36        $59       $69
  Domestic                      27        23         46        46
                        -----------------------------------------
    Total ongoing
      operations                55        59        105       115
Run-off operations              --        --         --         1
-----------------------------------------------------------------
    Total                      $55       $59       $105      $116
=================================================================

The decline in the international operations for the second quarter and six months of 1998 primarily reflects lower property and casualty earnings due to unfavorable claim experience and the competitive environment, and lower net investment income. Partially offsetting the decline were improvements in the international life and health operations (primarily in Japan) and the absence of a $6 million after-tax charge for cost reduction initiatives, primarily severance, recorded in the second quarter of 1997.

The increase in the domestic operations in the second quarter of 1998 reflects improved claim experience in the commercial package and property lines of business partially offset by unfavorable claim experience in workers' compensation and lower net investment income. For the six months, operating income was level with the prior year reflecting overall improved claim experience, offset by lower net investment income.

Results for the run-off operations primarily reflect prior year development on claim and claim adjustment expense reserves and investment activity.

Premiums and fees increased 1% for the second quarter and declined 2% for the six months of 1998. These modest changes reflect continued price competition and, for international, the unfavorable effect of foreign exchange.

Net investment income decreased 5% and 8% for the second quarter and six months of 1998, respectively, compared with the same periods of 1997. The declines reflect lower average assets, the unfavorable effect of foreign exchange and a shift in the investment portfolio mix from fixed maturities to equity securities.

The ongoing operations had pre-tax catastrophe losses of $10 million and $30 million for the second quarter and six months of 1998, respectively, compared with $2 million and $14 million for the same periods of 1997. The effects of reinsurance on catastrophe losses for the periods presented were not material.

Effective July 1, 1998, CIGNA revised its reinsurance programs. CIGNA's domestic reinsurance programs provide for approximately 60% recovery for property catastrophe losses between $45 million and $260 million. Other reinsurance programs are in place which could provide for the recovery of up to an additional $300 million on certain losses, including property catastrophes, depending on the aggregate annual level of losses incurred. CIGNA's international catastrophe program provides approximately 95% recovery of losses between $100 million and $400 million. CIGNA's future results of operations could be volatile, depending on the frequency and severity of future catastrophes.

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

CIGNA's property and casualty loss reserves of $15.0 billion and $15.1 billion as of June 30, 1998 and December 31, 1997, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

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

CIGNA's reinsurance recoverables were approximately $5.9 billion and $6.2 billion as of June 30, 1998 and December 31, 1997, net of allowances for unrecoverable reinsurance of $707 million and $720 million, respectively.

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

The  following  table  shows the  adverse  (favorable)  pre-tax  effects  on the
Property  and  Casualty   segment's   results  of  operations  from  prior  year
development, net of reinsurance, for the quarter and six months ended June 30:

=================================================================
                            Three Months Ended   Six Months Ended
                                 June 30,             June 30,
(In millions)                 1998       1997      1998      1997
-----------------------------------------------------------------
By business operation:
  Ongoing operations            $3        $(7)       $5       $14
  Run-off operations            47         47        93       100
-----------------------------------------------------------------
Total                          $50        $40       $98      $114
=================================================================
By type of loss:
  Asbestos-related             $19        $27       $37       $48
  Environmental pollution        8          8        15        14
  Unrecoverable
     reinsurance                 5          3        14         9
  Workers' compensation         14          6        24        18
  Other                          4         (4)        8        25
-----------------------------------------------------------------
Total                          $50        $40       $98      $114
=================================================================

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (including debt service) and taxes. Also included are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities and certain new business initiatives.

Excluding realized investment results, Other Operations had operating losses of $14 million and $37 million for the second quarter and six months of 1998, respectively, compared with losses of $16 million and $31 million for the same periods in 1997. The improvement for the second quarter of 1998 primarily reflects lower operating expenses while the increase in operating losses for the six months primarily reflects financing costs associated with the Healthsource acquisition and increased expenses related to new business initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the six months of 1998, cash and cash equivalents decreased $722 million from $2.6 billion as of December 31, 1997. This decrease primarily reflects payments of dividends on and repurchases of CIGNA common stock ($488 million), repayment of debt ($461 million), net withdrawals from contractholder deposit funds ($375 million), and cash used in operating activities ($103 million), reflecting the timing of operating cash receipts and disbursements. These decreases were partially offset by cash provided by investing activities ($696 million), which includes net proceeds on the sale of the individual life insurance and annuity businesses of approximately $1.3 billion, partially offset by net investment purchases.

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

CIGNA had $1.4 billion and $1.5 billion of long-term debt outstanding at June 30, 1998 and December 31, 1997. As of June 30, 1998, CIGNA had $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

In July 1998, CIGNA completed an offer to exchange its 8.3% Step Down Notes due 2033 (New Notes) for 8.3% Notes due 2023 (Old Notes). Old Notes with principal amounts aggregating approximately $83 million were tendered in connection with the exchange offer. The New Notes bear interest at 8.3% through January 14, 2023 and 8.08% to January 15, 2033. The New Notes may be redeemed at CIGNA's option, at any time, at par plus a possible additional redemption payment. Expenses incurred in connection with the exchange were not material.

At June 30, 1998, CIGNA's short-term debt amounted to $254 million, a decrease of $436 million from December 31, 1997.

In April 1998, CIGNA's Board of Directors increased CIGNA's authorization to repurchase its common stock by $750 million. Stock repurchases will depend on prevailing market conditions and alternative uses of capital. From January 1 through July 30, 1998, CIGNA has repurchased approximately 6,343,500 shares for $432 million, including 835,000 shares repurchased for $61 million during July. The remaining authorization as of July 30, 1998 was $679 million.

INVESTMENT ASSETS
==================================================================
                                      June 30,        December 31,
(In millions)                             1998                1997
------------------------------------------------------------------
Fixed maturities                       $32,920             $36,358
Equity securities                        1,089                 854
Mortgage loans                           9,503              10,859
Real estate                                766                 769
Other, primarily policy loans            7,129               7,738
------------------------------------------------------------------
Total investment assets                $51,407             $56,578
==================================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the second quarter 1998 Financial Statements and Notes 2, 4 and 5 to the 1997 Financial Statements as well as the 1997 Form 10-K.

Investment assets as of June 30, 1998 decreased 9% from December 31, 1997. This decrease primarily relates to investments which were included in the sale of the individual life insurance and annuity businesses.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:


==================================================================
                                         June 30,     December 31,
                                             1998             1997
------------------------------------------------------------------
Fixed maturities                              31%              29%
Mortgage loans                                58%              53%
Real estate                                   63%              64%
==================================================================

Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of June 30, 1998, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $2.0 billion, compared with $2.1 billion as of December 31, 1997. The decrease in unrealized appreciation primarily relates to bonds which were included in the sale of the individual life insurance and annuity businesses.

     Potential Problem and Problem Bonds

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $44 million of potential problem bonds, including amounts attributable to policyholder contracts, as of June 30, 1998, compared with $63 million as of December 31, 1997. These amounts are net of $2 million and $10 million of cumulative write-downs, respectively.

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of June 30, 1998 and December 31, 1997, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $131 million and $137 million, net of related cumulative write-downs of $22 million and $30 million, respectively.

CIGNA recognizes interest income on problem bonds only when payment is received. See the Summary on page 22 for the effect of non-accruals and write-downs for bonds on policyholder contracts and on CIGNA's net income.

Mortgage Loans
==================================================================
                                       June 30,       December 31,
                                           1998               1997
------------------------------------------------------------------
Mortgage loans (in millions)             $9,503            $10,859
Property type:
   Retail facilities                        38%                40%
   Office buildings                          35                 34
   Apartment buildings                       15                 13
   Industrial                                 6                  5
   Hotels                                     4                  5
   Other                                      2                  3
Total                                      100%               100%
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

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $140 million as of June 30, 1998, and $191 million as of December 31, 1997, net of related valuation reserves of $5 million and $41 million, respectively.

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $133 million and $152 million, net of valuation reserves of $9 million as of June 30, 1998 and December 31, 1997.

CIGNA recognizes interest income on problem mortgage loans only when payment is received. See the Summary on page 22 for the effect of non-accruals and valuation reserves for mortgage loans on policyholder contracts and on CIGNA's net income.

Real Estate

As of June 30, 1998 and December 31, 1997, investment real estate, net of reserves and write-downs, included: 1) $393 million and $414 million, respectively, of real estate held for the production of income, and 2) $373 million and $355 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

See the Summary on page 22 for the effect of write-downs and valuation reserves for real estate on policyholder contracts and on CIGNA's net income.

Summary

The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:

----------------------------------------------------------------------------------------------------------------------
                               Three Months Ended June 30,                             Six Months Ended June 30,
                        ---------------------------------------          --------------------------------------------
                             1998                      1997                      1998                       1997
                        ----------------          -------------          ----------------               -------------
                    Policy-                   Policy-                    Policy-                   Policy-
                     holder                    holder                     holder                    holder
(In millions)     Contracts       CIGNA     Contracts        CIGNA     Contracts       CIGNA     Contracts       CIGNA
----------------------------------------------------------------------------------------------------------------------
Write-downs and
valuation
reserves:
   Bonds                $--          $1            $1           $7            $1          $1            $7          $8
   Mortgage loans        --          --             4            4            (3)         (1)            6           5
   Real estate            1          --            --            1            (1)         --             1           2
----------------------------------------------------------------------------------------------------------------------
Total                    $1          $1            $5          $12           $(3)        $--           $14         $15
======================================================================================================================
Non-accruals:
   Bonds                 $1          $1            $1          $--            $2          $3            $3          $5
   Mortgage loans        (1)         --            --           --            (1)         --            (1)         --
----------------------------------------------------------------------------------------------------------------------
Total                   $--          $1            $1          $--            $1          $3            $2          $5
======================================================================================================================

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

Part II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  The Annual Meeting of Shareholders of CIGNA Corporation was held on April 22, 1998. At the meeting, 63,531,309 shares of Common Stock were represented and entitled to vote, and
                  72,129,426 shares of Common Stock were outstanding and entitled to vote. CIGNA shareholders elected nominees to the Board of Directors, ratified the appointment of Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) as independent accountants for 1998, and approved an amendment to the Certificate of Incorporation.

                                                                                        Votes
                                                              Votes For                 Withheld
                                                              ---------                 --------

                  Election of nominee to
                  Board of Directors for
                  term expiring in April, 1999:

                  Peter N. Larson                             59,554,507                3,976,802

                  Election of nominees to
                  Board of Directors for
                  terms expiring in April, 2001:

                  Robert P. Bauman                            59,535,124                3,996,185
                  Robert H. Campbell                          59,554,462                3,976,847
                  Charles R. Shoemate                         59,555,690                3,975,619
                  Louis W. Sullivan, M.D                      59,530,631                4,000,678

                  -------------------------------

                                                     Votes For         Votes Against             Abstentions
                                                     ---------         -------------             -----------

                  Ratification of                   63,406,873              74,421                  50,015
                  Price Waterhouse LLP
                  (now known as
                  PricewaterhouseCoopers
                  LLP) as Independent
                  Accountants

                  -------------------------------


                                                     Votes For         Votes Against             Abstentions
                                                     ---------         -------------             -----------

                  Approval of Amendment              61,733,978          1,717,211                 80,120
                  to Article Fourth of the
                  Certificate of Incorporation
                  to increase the authorized
                  Common Stock from
                  200,000,000 shares, par
                  value $1.00 per share, to
                  600,000,000 shares, par
                  value $.25 per share, and
                  to effect a three-for-one
                  Common Stock split.


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      See Exhibit Index.

                  (b) During the quarterly period ended June 30, 1998, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

                           o dated July 30, 1998, Item 5 - containing a news release regarding its second quarter 1998 results.

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



                                            CIGNA CORPORATION



                                            By: /s/ Gary A. Swords
                                               -------------------
                                               Gary A. Swords
                                               Vice President and
                                               Chief Accounting Officer

Date:    August 6, 1998

                                  Exhibit Index

                                                                       Method of
Number            Description                                            Filing
------            -----------                                          ---------
3                 Restated Certificate of Incorporation                Filed herewith.
                  of the registrant effective as of
                  July 22, 1998

4                 Description of Preferred Stock Purchase              Filed as Item 1 and
                  Rights, including the Amended and                    Exhibit 1 to the registrant's
                  Restated Rights Agreement dated as                   Form 8-A/A, Amendment
                  of July 22, 1998 between CIGNA                       No. 1, dated July 22, 1998
                  Corporation and First Chicago Trust                  and incorporated herein
                  Company of New York                                  by reference.

10                Restated Restricted Stock Plan for                   Filed herewith.
                  Non-Employee Directors of CIGNA
                  Corporation dated as of April 22, 1998

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



                                       26