Form 10-Q
period 1998-09-30
CIGNA CORP
filed 1998-11-06
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

                          Commission file number 1-8323
                                                 ------

                                CIGNA Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                     Delaware                      06-1059331
                     --------                      ----------
           (State or other jurisdiction         (I.R.S. Employer
         of incorporation or organization)      Identification No.)

                      One Liberty Place, 1650 Market Street
                      Philadelphia, Pennsylvania 19192-1550
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (215) 761-1000
                                                           --------------

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  __x__     No ___

As of September 30, 1998, 206,482,621 shares of the issuer's Common Stock were outstanding.

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

Part I.  FINANCIAL  INFORMATION

Item 1.  Financial Statements
-----------------------------

CIGNA  CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  1998           1997             1998             1997
---------------------------------------------------------------------------------------------------------
REVENUES
Premiums and fees                               $  4,093        $  3,925        $ 12,109         $ 10,795
Net investment income                                911           1,057           2,790            3,172
Other revenues                                       205             175             936              498
Realized investment gains                             17              25             123               81
                                                --------        --------        --------         --------
    Total revenues                                 5,226           5,182          15,958           14,546
                                                --------        --------        --------         --------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses           3,476           3,359          10,273            9,433
Policy acquisition expenses                          252             263             719              797
Other operating expenses                           1,106           1,133           3,335            3,041
                                                --------        --------        --------         --------
    Total benefits, losses and expenses            4,834           4,755          14,327           13,271
                                                --------        --------        --------         --------

INCOME BEFORE INCOME TAXES                           392             427           1,631            1,275
                                                --------        --------        --------         --------

Income taxes (benefits):
    Current                                          124              86             732              320
    Deferred                                          17              62            (155)             109
                                                --------        --------        --------         --------
        Total taxes                                  141             148             577              429
                                                --------        --------        --------         --------

NET INCOME                                      $    251        $    279        $  1,054         $    846
-----------------------------------------------==========================================================

BASIC EARNINGS PER SHARE                        $   1.20        $   1.26        $   4.95         $   3.83
-----------------------------------------------==========================================================

DILUTED EARNINGS PER SHARE                      $   1.19        $   1.25        $   4.90         $   3.79
-----------------------------------------------==========================================================

DIVIDENDS DECLARED PER SHARE                    $   0.29        $   0.28        $   0.86         $   0.83
-----------------------------------------------==========================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                         As of                    As of
                                                                                    September 30,             December 31,
                                                                                         1998                      1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $30,936; $34,284)                  $  33,339               $  36,358
   Equity securities, at fair value (cost, $662; $648)                                       862                     854
   Mortgage loans                                                                          9,556                  10,859
   Policy loans                                                                            6,547                   7,253
   Real estate                                                                               755                     769
   Other long-term investments                                                               535                     273
   Short-term investments                                                                    318                     212
                                                                                       ---------               ---------
       Total investments                                                                  51,912                  56,578
Cash and cash equivalents                                                                  1,162                   2,625
Accrued investment income                                                                    942                     868
Premiums, accounts and notes receivable                                                    4,963                   4,265
Reinsurance recoverables                                                                  12,567                   6,753
Deferred policy acquisition costs                                                            967                   1,542
Property and equipment                                                                       856                     857
Deferred income taxes                                                                      1,891                   1,788
Other assets                                                                               1,125                   1,033
Goodwill and other intangibles                                                             2,462                   2,542
Separate account assets                                                                   30,449                  29,348
------------------------------------------------------------------------------------------------------------------------

        Total assets                                                                   $ 109,296               $ 108,199
--------------------------------------------------------------------------------------==================================

LIABILITIES
Contractholder deposit funds                                                           $  30,877               $  30,682
Unpaid claims and claim expenses                                                          17,895                  17,906
Future policy benefits                                                                    12,205                  11,976
Unearned premiums                                                                          1,897                   1,774
                                                                                       ---------               ---------
         Total insurance and contractholder liabilities                                   62,874                  62,338
Accounts payable, accrued expenses and other liabilities                                   6,268                   6,562
Current income taxes                                                                         114                      60
Short-term debt                                                                              245                     690
Long-term debt                                                                             1,440                   1,465
Separate account liabilities                                                              30,199                  29,152
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                               101,140                 100,267
------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (par value, $.25; shares issued, 265; 264)                                       66                      66
Additional paid-in capital                                                                 2,710                   2,655
Net unrealized appreciation - fixed maturities                               $     864              $     752
Net unrealized appreciation - equity securities                                    127                    132
Net translation of foreign currencies                                             (149)                  (126)
                                                                             ---------              ---------
   Accumulated other comprehensive income                                                    842                     758
Retained earnings                                                                          6,567                   5,696
Less treasury stock, at cost                                                              (2,029)                 (1,243)
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                        8,156                   7,932
------------------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                                    $ 109,296               $ 108,199
--------------------------------------------------------------------------------------==================================

SHAREHOLDERS' EQUITY PER SHARE                                                         $   39.50               $   36.55
--------------------------------------------------------------------------------------==================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
    SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,                                                 1998                            1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                         Compre-         Share-          Compre-        Share-
                                                                         hensive        holders'         hensive       holders'
                                                                         Income         Equity           Income        Equity
-------------------------------------------------------------------------------------------------------------------------------
Common stock                                                                            $    66                         $    66
                                                                                        -------                         -------
Additional paid-in capital - June 30                                                      2,704                           2,632
  Issuance of common stock for employee benefits plans                                        6                              21
                                                                                        -------                         -------
Additional paid-in capital - September 30                                                 2,710                           2,653
                                                                                        -------                         -------
Accumulated other comprehensive income - June 30                                            835                             496
  Net unrealized appreciation - fixed maturities                        $   119             119         $   187             187
  Net unrealized appreciation (depreciation) - equity securities            (85)            (85)             13              13
                                                                        -------                         -------
      Net unrealized appreciation on securities                              34                             200
  Net translation of foreign currencies                                     (27)            (27)              7               7
                                                                        -------                         -------
          Other comprehensive income                                          7                             207
                                                                                        -------                         -------
Accumulated other comprehensive income - September 30                                       842                             703
                                                                                        -------                         -------
Retained earnings - June 30                                                               6,376                           5,299
  Net income                                                                251             251             279             279
  Common dividends declared                                                                 (60)                            (61)
                                                                                        -------                         -------
Retained earnings - September 30                                                          6,567                           5,517
                                                                                        -------                         -------
Treasury stock - June 30                                                                 (1,641)                           (945)
  Repurchase of common stock                                                               (385)                             --
  Other treasury stock transactions, net                                                     (3)                             (3)
                                                                                        -------                         -------
Treasury stock - September 30                                                            (2,029)                           (948)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY                     $   258         $ 8,156         $   486         $ 7,991
------------------------------------------------------------------------=======================================================

Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------------------
Common stock                                                                            $    66                         $    66
                                                                                        -------                         -------
Additional paid-in capital - January 1                                                    2,655                           2,594
  Issuance of common stock for employee benefits plans                                       55                              59
                                                                                        -------                         -------
Additional paid-in capital - September 30                                                 2,710                           2,653
                                                                                        -------                         -------
Accumulated other comprehensive income - January 1                                          758                             582
  Net unrealized appreciation - fixed maturities                        $   112             112         $    81              81
  Net unrealized appreciation (depreciation) - equity securities             (5)             (5)             61              61
                                                                        -------                         -------
      Net unrealized appreciation on securities                             107                             142
  Net translation of foreign currencies                                     (23)            (23)            (21)            (21)
                                                                        -------                         -------
          Other comprehensive income                                         84                             121
                                                                                        -------                         -------
Accumulated other comprehensive income - September 30                                       842                             703
                                                                                        -------                         -------
Retained earnings - January 1                                                             5,696                           4,855
  Net income                                                              1,054           1,054             846             846
  Common dividends declared                                                                (183)                           (184)
                                                                                        -------                         -------
Retained earnings - September 30                                                          6,567                           5,517
                                                                                        -------                         -------
Treasury stock - January 1                                                               (1,243)                           (889)
  Repurchase of common stock                                                               (756)                            (49)
  Other treasury stock transactions, net                                                    (30)                            (10)
                                                                                        -------                         -------
Treasury stock - September 30                                                            (2,029)                           (948)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY                     $ 1,138         $ 8,156         $   967         $ 7,991
------------------------------------------------------------------------=======================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                           Nine Months Ended September 30,
                                                                               1998              1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $ 1,054         $   846
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Insurance liabilities                                                 628            (219)
            Reinsurance recoverables                                               98             387
            Deferred policy acquisition costs                                    (111)           (102)
            Premiums, accounts and notes receivable                              (481)            (99)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                             (166)            (26)
            Deferred income taxes                                                (155)            109
            Realized investment gains                                            (123)            (81)
            Depreciation and goodwill amortization                                242             164
            Gain on sale of businesses                                           (393)             --
            Other, net                                                           (394)           (257)
                                                                              -------         -------
                Net cash provided by operating activities                         199             722
                                                                              -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                        5,082           4,491
        Equity securities                                                         369             204
        Mortgage loans                                                            831             465
        Other (primarily short-term investments)                                1,632           3,194
    Investment maturities and repayments:
        Fixed maturities                                                        3,000           2,588
        Mortgage loans                                                            416             446
    Investments purchased:
        Fixed maturities                                                       (7,812)         (7,328)
        Equity securities                                                        (363)           (347)
        Mortgage loans                                                         (1,292)           (908)
        Other (primarily short-term investments)                               (2,643)         (2,621)
    Net cash from acquisitions and dispositions                                   998          (1,339)
    Other, net                                                                   (232)           (122)
                                                                              -------         -------
                Net cash used in investing activities                             (14)         (1,277)
                                                                              -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds              4,655           5,384
    Withdrawals and benefit payments from contractholder deposit funds         (4,892)         (5,181)
    Net change in short-term debt                                                (372)            104
    Issuance of long-term debt                                                     --             600
    Repayment of long-term debt                                                   (99)           (276)
    Repurchase of common stock                                                   (754)            (55)
    Issuance of common stock                                                       20              18
    Common dividends paid                                                        (184)           (182)
                                                                              -------         -------
                Net cash provided by (used in) financing activities            (1,626)            412
                                                                              -------         -------
Effect of foreign currency rate changes on cash and cash equivalents              (22)            (19)
-----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (1,463)           (162)
Cash and cash equivalents, beginning of period                                  2,625           1,760
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                      $ 1,162         $ 1,598
------------------------------------------------------------------------------=======================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                         $   660         $   333
    Interest paid                                                             $    90         $    82
-----------------------------------------------------------------------------------------------------

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

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 will change the way segments are reported and require additional segment disclosure, including the presentation of CIGNA's International division as a separate segment and realignment of the components of the Individual Financial Services segment following the sale of its individual life and annuity businesses in 1998. CIGNA will implement these new requirements in the fourth quarter of 1998.

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" in 1997. SOP 97-3 provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments. Implementation is required by the first quarter of 1999, with the cumulative effect of adopting the SOP reflected in net income in the year of adoption. Although CIGNA has not determined the timing of implementation of this pronouncement, the estimated after-tax cumulative effect to be recognized upon implementation is expected to be approximately $75 - $100 million.

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


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

As of January 1, 1998, CIGNA sold its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of $773 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell these businesses is in the form of an indemnity reinsurance arrangement, the remaining $571 million of the gain was deferred and is being recognized at the rate that earnings from the businesses sold would have been expected to emerge, primarily over fifteen years on a declining basis. Also, as part of the transaction, CIGNA recorded a reinsurance recoverable from the purchaser of $5.8 billion for insurance liabilities retained and transferred invested assets of $5.4 billion along with other assets and liabilities associated with the businesses. The sales agreement provides for the possibility of certain adjustments; however, any future adjustments are not expected to be material to results of operations, liquidity or financial condition.

CIGNA acquired the outstanding common stock of Healthsource, Inc. (Healthsource) on June 25, 1997. The cost of the acquisition was $1.7 billion, reflecting the purchase of Healthsource common stock for $1.4 billion and the retirement of Healthsource debt of $250 million. The acquisition was accounted for as a purchase, and was financed through the issuance of long-term debt of $600 million and a combination of internally generated funds and short-term debt. The results of operations of Healthsource are included in the accompanying consolidated financial statements from the date of acquisition. Healthsource revenues that are not included in CIGNA's results of operations were $971 million in the first half of 1997. The pro forma effect on CIGNA's net income was not material.

Goodwill and other intangible assets associated with the Healthsource acquisition were $1.5 billion, including $24 million recorded in the fourth quarter of 1997 for severance of Healthsource employees, vacated Healthsource lease space and adjustments to Healthsource net assets to conform to CIGNA's accounting policies. As of September 30, 1998, approximately $7 million of severance was paid to approximately 530 employees. Goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from eight to 40 years.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. In connection with these efforts, CIGNA has invested in various growth initiatives for recent international life and health expansion, mainly in Brazil. In August 1998, CIGNA made additional investments of approximately $200 million in certain Brazilian health care companies, resulting in total investments of approximately $350 million in, and control of, these companies. The effect on CIGNA's results of operations from these investments has not been material. Combined revenues of these companies in 1997 were approximately $1 billion. CIGNA will complete its fair value analysis of the net assets of these companies during the next several months. While the effects of this analysis are not reasonably estimable at this time, they are not expected to have a material effect on CIGNA's results of operations, liquidity or financial condition.

Certain risks are inherent in expanding operations in foreign countries. During the third quarter and nine months of 1998, CIGNA recognized $23 million and $31 million of after-tax losses associated with equity securities of a Brazilian financial services company. The investments in recent international life and health expansion, which now total approximately $400 million, are routinely monitored for potential impairment, and management currently believes that such investments are recoverable.

CIGNA had other acquisitions and dispositions during the nine months of 1998 and 1997, the effects of which were not material to the financial statements.

NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

--------------------------------------------------------------------
                              Three Months           Nine Months
                                 Ended                  Ended
                              September 30,          September 30,
(In millions)                1998       1997       1998       1997
--------------------------------------------------------------------

Fixed maturities            $  22      $   6      $  68      $  35
Equity securities             (24)        19         (4)        33
Mortgage loans                  8         (3)        13        (17)
Real estate                     8          3         15         20
Other                           3         --         31         10
                            --------------------------------------
                               17         25        123         81
Less income taxes               7          8         43         27
------------------------------------------------------------------
Net realized investment
gains                       $  10      $  17      $  80      $  54
---------------------------=======================================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

-------------------------------------------------------------------------
                               Three Months               Nine Months
                                  Ended                      Ended
                               September 30,             September 30,
(In millions)               1998         1997         1998         1997
-------------------------------------------------------------------------

Proceeds from sales       $ 1,590      $ 1,417      $ 5,451      $ 4,695
Gross gains on sales           75           55          216          141
Gross losses on sales          (7)         (10)         (66)         (70)
-------------------------------------------------------------------------


The components of unrealized appreciation on securities were as follows:


-------------------------------------------------------------------
(In millions)                                     1998        1997
-------------------------------------------------------------------
Three months ended September 30,
Unrealized appreciation on securities held,
net of taxes of $26 and $118, respectively.      $  32      $ 216
Less gains (losses) realized in net income,
net of taxes of $9 in 1997.                         (2)        16
                                                 ------------------
Net unrealized appreciation                      $  34      $ 200
-------------------------------------------------==================
Nine months ended September 30,
Unrealized appreciation on securities held,
net of taxes of $135 and $104, respectively.     $ 251      $ 186
Less gains realized in net income, net of
taxes of $78 and $24, respectively.                144         44
                                                 ------------------
Net unrealized appreciation                      $ 107      $ 142
-------------------------------------------------==================


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

NOTE 6 - EARNINGS PER SHARE

-------------------------------------------------------------------------
                                                   Effect
(Dollars in millions,                                  of
except per share amounts)              Basic     Dilution       Diluted
-------------------------------------------------------------------------

Three Months Ended September 30,
-------------------------------------------------------------------------
1998
-------------------------------------------------------------------------
Net income                              $251           --          $251
------------------------------------=====================================
Shares (in thousands):
Weighted average                     209,212           --       209,212
Options and restricted
stock grants                                        2,300         2,300
-------------------------------------------------------------------------
Total shares                         209,212        2,300       211,512
------------------------------------=====================================
Earnings per share                     $1.20       $(0.01)        $1.19
------------------------------------=====================================
1997
-------------------------------------------------------------------------
Net income                              $279           --          $279
------------------------------------=====================================
Shares (in thousands):
Weighted average                     220,897           --       220,897
Options and restricted
stock grants                                        2,675         2,675
-------------------------------------------------------------------------
Total shares                         220,897        2,675       223,572
------------------------------------=====================================
Earnings per share                     $1.26       $(0.01)        $1.25
------------------------------------=====================================


Nine Months Ended September 30,
-------------------------------------------------------------------------
1998
-------------------------------------------------------------------------
Net income                            $1,054           --        $1,054
------------------------------------=====================================
Shares (in thousands):
Weighted average                     212,871           --       212,871
Options and restricted
stock grants                                        2,376         2,376
-------------------------------------------------------------------------
Total shares                         212,871        2,376       215,247
------------------------------------=====================================
Earnings per share                     $4.95       $(0.05)        $4.90
------------------------------------=====================================
1997
-------------------------------------------------------------------------
Net income                              $846           --          $846
------------------------------------=====================================
Shares (in thousands):
Weighted average                     220,767           --       220,767
Options and restricted
stock grants                                        2,408         2,408
-------------------------------------------------------------------------
Total shares                         220,767        2,408       223,175
------------------------------------=====================================
Earnings per share                     $3.83       $(0.04)        $3.79
------------------------------------=====================================

Common shares held as Treasury shares were 58,498,295 and 41,524,404 as of September 30, 1998 and 1997, respectively.


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

Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. Allowances for uncollectible amounts were $710 million and $720 million as of September 30, 1998 and December 31, 1997, respectively.

Future charges for unrecoverable reinsurance may materially affect results of operations in future periods, however, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the third quarter and nine months of 1998, premiums and fees were net of ceded premiums of $650 million and $1.7 billion, respectively. For the third quarter and nine months of 1997, premiums and fees were net of ceded premiums of $448 million and $1.5 billion, respectively. In addition, benefits, losses and settlement expenses for the third quarter and nine months of 1998 were net of reinsurance recoveries of $520 million and $1.4 billion, respectively. Benefits, losses and settlement expenses for the third quarter and nine months of 1997 were net of reinsurance recoveries of $376 million and $1.1 billion, respectively.

NOTE 8 - COST REDUCTION INITIATIVES

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Life and Health Benefits segment. The charge consisted primarily of costs related to severance, real estate and other costs for office closings. The cash outlays associated with these initiatives will continue through 1999 with most occurring in 1998. CIGNA has funded and will continue to fund the cash outlays through liquid assets, and such funding has not and will not have a material adverse effect on its liquidity. As of September 30, 1998, approximately $6 million of severance was paid to approximately 860 employees.


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

The National Association of Insurance Commissioners (NAIC) has recently adopted risk-based capital guidelines for health maintenance organizations (HMOs). CIGNA does not expect such guidelines to have a material adverse effect on its future results of operations, liquidity or financial condition.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of September 30, 1998, compared with December 31, 1997, and its results of operations for the quarter and nine months ended September 30, 1998, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1997 Annual Report to Shareholders (pages 10 through 23) and in CIGNA's report on Form 10-Q for the second quarter of 1998, to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

As of January 1, 1998, CIGNA sold its individual life insurance and annuity businesses for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of $773 million, of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell these businesses is in the form of an indemnity reinsurance arrangement, the remaining $571 million of the gain was deferred and is being recognized at the rate that earnings from the businesses sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized approximately $17 million and $50 million of the deferred gain in the third quarter and nine months of 1998, respectively. The sales agreement provides for the possibility of certain adjustments; however, any future adjustments are not expected to be material to results of operations, liquidity or financial condition.

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

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. In connection with these efforts, CIGNA has invested in various growth initiatives for recent international life and health expansion, mainly in Brazil. In August 1998, CIGNA made additional investments of approximately $200 million in certain Brazilian health care companies, resulting in total investments of approximately $350 million in, and control of, these companies. The effect on CIGNA's results of operations from these investments has not been material. Combined revenues of these companies in 1997 were approximately $1 billion. CIGNA will complete its fair value analysis of the net assets of these companies during the next several months. While the effects of this analysis are not reasonably estimable at this time, they are not expected to have a material effect on CIGNA's results of operations, liquidity or financial condition.

Certain risks are inherent in expanding operations in foreign countries. During the third quarter and nine months of 1998, CIGNA recognized $23 million and $31 million of after-tax losses associated with equity securities of a Brazilian financial services company. The investments in recent international life and health expansion, which now total approximately $400 million, are routinely monitored for potential impairment, and management currently believes that such investments are recoverable.

See  Note  3  to  the  Financial   Statements  for  additional   information  on
acquisitions and dispositions.

Cost Reduction Initiatives

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Life and Health Benefits segment. The charge consisted primarily of costs related to severance, real estate and other costs for office closings. The cash outlays associated with these initiatives will continue through 1999 with most occurring in 1998. CIGNA has funded and will continue to fund the cash outlays through liquid assets, and such funding has not and will not have a material adverse effect on its liquidity. These initiatives are expected to result in annual after-tax expense savings of $50 million with approximately two-thirds of the savings emerging in 1998 and the full amount in 1999. As of September 30, 1998, there were no material changes to the costs associated with or the anticipated annual savings related to these initiatives. As of September 30, 1998, approximately $6 million of severance was paid to approximately 860 employees.

Other Matters

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

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" in 1997. SOP 97-3 provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments. Implementation is required by the first quarter of 1999, with the cumulative effect of adopting the SOP reflected in net income in the year of adoption. Although CIGNA has not determined the timing of implementation of this pronouncement, the estimated after-tax cumulative effect to be recognized upon implementation is expected to be approximately $75 - $100 million.

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

CONSOLIDATED RESULTS OF OPERATIONS

=================================================================
FINANCIAL SUMMARY           Three Months Ended  Nine Months Ended
                                September 30,     September 30,
(In millions)                 1998       1997     1998     1997
-----------------------------------------------------------------
Premiums and fees            $4,093    $3,925   $12,109  $10,795
Net investment income           911     1,057     2,790    3,172
Other revenues                  205       175       936      498
Realized investment gains        17        25       123       81
                         ----------------------------------------
Total revenues                5,226     5,182    15,958   14,546
Benefits and expenses         4,834     4,755    14,327   13,271
                         ----------------------------------------
Income before taxes             392       427     1,631    1,275
Income taxes                    141       148       577      429
                         ----------------------------------------
Net income                     $251      $279    $1,054     $846
-------------------------========================================
Realized investment
gains, net of taxes             $10       $17       $80      $54
-------------------------========================================

CIGNA's consolidated net income decreased 10% for the third quarter of 1998 and increased 25% for the nine months of 1998 compared with the same periods last year. The decrease for the quarter reflects lower operating income* in the Property and Casualty segment (principally due to catastrophe losses) and in the Individual Financial Services segment, partially offset by improved operating income in the Employee Life and Health Benefits and Employee Retirement and Savings Benefits segments. For the nine months, the increase in net income primarily reflects the $202 million after-tax gain recognized on the sale of CIGNA's individual life insurance and annuity businesses and improved results in the Employee Life and Health Benefits and Employee Retirement and Savings Benefits segments. This increase was partially offset by lower operating income in the Property and Casualty segment, as discussed above, and lower operating income in the Individual Financial Services segment (excluding the gain).

After-tax realized investment results decreased 41% in the third quarter of 1998 and increased 48% for the nine months of 1998 compared with the same periods last year. The decrease for the quarter reflects the impairment losses on Brazilian equity securities discussed beginning on page 11, partially offset by increased gains on sales of fixed maturities and mortgage loans. The increase for the nine months primarily reflects higher gains on sales of mortgage loans, equity securities, real estate partnerships and fixed maturities partially offset by higher impairment losses on equity securities noted above. For additional information see Note 4 to the Financial Statements.

Full year operating income for 1998 may be slightly lower than 1997 (excluding the $202 million gain on sale of businesses discussed above and the 1997 Healthsource integration and health care cost reduction charge of $80 million) due primarily to higher catastrophe losses. CIGNA currently expects 1999 operating income to be somewhat higher than 1998 (excluding the $202 million gain). Results for 1998 and 1999 could be adversely affected by the factors noted in the cautionary statements on page 23.

EMPLOYEE LIFE AND HEALTH BENEFITS

==================================================================
FINANCIAL SUMMARY           Three Months Ended   Nine Months Ended
                               September 30,       September 30,
(In millions)                1998        1997     1998     1997
-----------------------------------------------------------------
Premiums and fees           $2,861     $2,572    $8,418   $6,792
Net investment income          152        142       436      415
Other revenues                 136        116       402      340
Realized investment gains
(losses)                        29         (6)       85        1
                         ----------------------------------------
Total revenues               3,178      2,824     9,341    7,548
Benefits and expenses        2,895      2,629     8,570    6,981
                         ----------------------------------------
Income before taxes            283        195       771      567
Income taxes                   105         71       284      194
                         ----------------------------------------
Net income                    $178       $124      $487     $373
-------------------------========================================
Realized investment gains
(losses), net of taxes         $19        $(4)      $55       $2
-------------------------========================================

Net income for the Employee Life and Health Benefits segment increased 44% and 31% for the third quarter and nine months of 1998, compared with the same periods last year. Operating income for the third quarter and nine months of 1998 increased 24% and 16%, respectively, compared with the same periods last year. Operating income

--------
* Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results.

for the Indemnity and HMO operations was as follows:

====================================================================
                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
(In millions)                  1998      1997       1998      1997
--------------------------------------------------------------------
Indemnity operations            $77       $76       $218      $202
HMO operations                   82        52        214       169
--------------------------------------------------------------------
Total                          $159      $128       $432      $371
====================================================================

Indemnity operating income increased 1% and 8% for the third quarter and nine months of 1998, respectively, compared with the same periods last year. These increases primarily reflect improved long-term disability claim experience.

HMO results for the third quarter and nine months of 1998 include $4 million and $11 million of after-tax charges for uncollectible receivables for a health care specialty service business. These results also include $5 million and $6 million of after-tax benefits principally for adjustments to reserves established in connection with the 1997 Healthsource integration and health care cost reduction plan. HMO results for the nine months of 1997 include net favorable after-tax adjustments of $11 million from reserve and account reviews.

Excluding the adjustments, HMO earnings were $81 million and $219 million for the third quarter and nine months of 1998, respectively, compared with $52 million and $158 million for the same periods last year. These improvements reflect medical membership growth, rate increases, improved results in dental and mental health operations and lower operating expenses per member due to expense savings initiatives. For the nine months of 1998, the improvement resulting from membership growth was primarily attributable to the Healthsource acquisition in June 1997. These improvements were partially offset by increased HMO medical costs reflecting higher pharmacy, physician and outpatient costs, and, for the nine months of 1998, higher goodwill and other intangibles amortization of $18 million associated with the acquisition of Healthsource.

Premiums and fees increased 11% and 24% for the third quarter and nine months of 1998, respectively, compared to the same periods last year. The increase for the third quarter primarily reflects rate increases and membership growth. For the nine months, the increase primarily reflects Healthsource premiums and fees, as well as rate increases and membership growth. Growth in premiums may be constrained by competitive pressures in both the medical indemnity and HMO markets.

Net investment income increased 7% and 5% for the third quarter and nine months of 1998, respectively, compared to the same periods in 1997, primarily due to higher assets, partially offset by lower yields.

Total HMO membership increased 11% since September 30, 1997 and 10% since December 31, 1997, primarily reflecting membership growth in CIGNA's HMO alternative funding programs. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims. CIGNA generally earns a lower margin on these programs than under traditional HMO plans.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the third quarter and nine months of 1998 were approximately $3.3 billion and $9.7 billion, respectively. These amounts represent an increase of 8% and 24%, respectively, compared with the same periods last year. This increase primarily reflects membership growth, and to a lesser extent, higher medical costs. Premium equivalents may be constrained by competitive pressures in both the medical indemnity and HMO markets. Premium equivalents were 54% of total adjusted premiums and fees for the nine months of 1998 and 1997. Administrative Services Only (ASO) plans accounted for 49% and 50% of total adjusted premiums and fees for the nine months of 1998 and 1997, respectively.

EMPLOYEE RETIREMENT AND SAVINGS BENEFITS

=======================================================================
FINANCIAL SUMMARY             Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
(In millions)                   1998       1997       1998       1997
-----------------------------------------------------------------------
Premiums and fees                $42        $40        $155       $138
Net investment income            365        393       1,140      1,192
Realized investment gains
(losses)                           8         (3)         24         11
                              -----------------------------------------
Total revenues                   415        430       1,319      1,341
Benefits and expenses            320        355       1,043      1,095
                              -----------------------------------------
Income before taxes               95         75         276        246
Income taxes                      31         24          89         79
                              -----------------------------------------
Net income                       $64        $51        $187       $167
------------------------------=========================================
Realized investment gains
(losses), net of taxes            $5        $(2)        $16         $7
------------------------------=========================================

Net income for the Employee Retirement and Savings Benefits segment increased 25% and 12% for the third quarter and nine months of 1998, compared with the same periods of 1997. Operating income for the third quarter and nine months of 1998 was $59 million and $171 million, compared with $53 million and $160 million for the same periods last year. These increases reflect higher earnings from an increased asset base, partially offset by customers' shift from general account fixed income investments to lower margin separate account equity funds.

Premiums and fees increased 5% and 12% for the third quarter and nine months of 1998, respectively, compared with the same periods last year, reflecting higher fees from separate accounts and higher annuity sales for the nine months of 1998.

Net investment income decreased 7% and 4% for the third quarter and nine months of 1998, respectively. These decreases primarily reflect lower investment yields and customers' redirection of a portion of their investments from the general account to separate accounts for the nine months of 1998.

Assets under management is generally a key determinant of earnings for this segment. For the nine months ended September 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

===================================================================
(In millions)                                  1998           1997
-------------------------------------------------------------------
Balance -- January 1                        $46,074        $40,605
Premiums and deposits                         5,751          5,221
Investment results                            2,128          1,847
Increase (decrease) in fair value of assets     (26)         2,946
Customer withdrawals                         (2,900)        (1,679)
Other, including participant
withdrawals and benefit payments             (4,173)        (3,417)
-------------------------------------------------------------------
Balance -- September 30                     $46,854        $45,523
--------------------------------------------=======================

Premiums and deposits increased 10% in the nine months of 1998, compared with the same period in 1997, primarily reflecting higher recurring deposits from existing customers. For the nine months of 1998 and 1997, approximately 54% and 53%, respectively, of premiums and deposits reflect recurring deposits from existing customers while the remaining amounts represent sales to new customers and new plan sales to existing customers. Investment results increased 15% in the nine months of 1998, compared with the same period in 1997. This increase reflects higher realized capital gains and growth in assets, partially offset by lower investment yields. The decrease for 1998 in the fair value of assets is due to market value depreciation of equity securities in separate accounts in the third quarter of 1998. The increase in customer withdrawals is primarily due to the effect of one customer withdrawal in 1998. The increase in Other reflects larger participant withdrawals and benefit payments due to a higher level of assets under management.

Management expects that asset growth may be constrained due to the lack of growth in the defined benefit market. In addition, assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

INDIVIDUAL FINANCIAL SERVICES
========================================================================
FINANCIAL SUMMARY             Three Months Ended     Nine Months Ended
                                 September 30,          September 30,
(In millions)                   1998       1997       1998        1997
-----------------------------------------------------------------------
Premiums and fees               $141       $248        $455       $731
Net investment income            166        274         502        805
Other revenues                    26         17         393         46
Realized investment gains
(losses)                           5         (4)         12          7
                               ----------------------------------------
Total revenues                   338        535       1,362      1,589
Benefits and expenses            272        460         856      1,357
                               ----------------------------------------
Income before taxes               66         75         506        232
Income taxes                      23         26         178         81
                               ----------------------------------------
Net income                       $43        $49        $328       $151
-------------------------------========================================
Realized investment gains
(losses), net of taxes            $3        $(2)         $8         $5
-------------------------------========================================

Net income for the Individual Financial Services segment decreased 12% for the third quarter of 1998 and increased substantially for the nine months of 1998, compared with the same periods of 1997. Results for the nine months of 1998 include an after-tax gain of $202 million recognized on the sale of the individual life insurance and annuity businesses. Results for the third quarter and nine months include $17 million and $50 million after-tax, respectively, from recognition of a portion of the deferred gain associated with the sale (as discussed on page 11).

Excluding these amounts, operating income for the third quarter and nine months of 1998 was $23 million and $68 million, respectively. These amounts, compared with operating income of $25 million and $76 million for the same periods in 1997 (excluding results from the businesses sold), primarily reflect unfavorable claim experience in the reinsurance operation, partially offset by growth in interest-sensitive and specialty life reinsurance products.

For the third quarter and nine months of 1998, premiums and fees decreased 43% and 38%, respectively, compared with the same periods of 1997. Excluding 1997 premiums and fees related to the businesses sold, the increase for the third quarter and nine months of 1998 was 1% and 10%, respectively. These increases reflect growth in reinsurance and higher renewal premiums for interest-sensitive products.

Net investment income decreased 39% and 38% for the third quarter and nine months of 1998, respectively, compared with the same periods of 1997. Excluding 1997 net investment income related to the businesses sold, the increase for the third quarter and nine months of 1998 was 4% and 8%, respectively. These increases primarily reflect growth in interest-sensitive products.

In 1996, Congress passed legislation that phases out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate-owned life insurance (COLI) products. For the third quarter and nine months of 1998, revenues of $131 million and $415 million and operating income of $12 million and $33 million, respectively, were from leveraged COLI products that are affected by this legislation. The effect of this legislation on customers' decisions to maintain these policies after the phase-out period is unknown. However, all or a portion of these policies could lapse.

PROPERTY AND CASUALTY
==================================================================
FINANCIAL SUMMARY           Three Months Ended   Nine Months Ended
                               September 30,       September 30,
(In millions)                  1998     1997       1998     1997
------------------------------------------------------------------
Premiums and fees             $1,049   $1,065     $3,081   $3,134
Net investment income            170      190        523      574
Other revenues                    74       72        210      209
Realized investment gains
(losses)                         (26)      35         (4)      59
                            --------------------------------------
Total revenues                 1,267    1,362      3,810    3,976
Benefits and expenses          1,278    1,241      3,646    3,669
                            --------------------------------------
Income (loss) before taxes       (11)     121        164      307
Income taxes (benefits)           (7)      39         50       94
                            --------------------------------------
Net income (loss)                $(4)     $82       $114     $213
----------------------------======================================
Realized investment gains
(losses), net of taxes          $(17)     $23        $(4)     $38
----------------------------======================================

Results for the Property and Casualty segment declined substantially for the third quarter and nine months of 1998 compared with the same periods last year.

Operating income for the ongoing and run-off operations was as follows:

===================================================================
                             Three Months Ended   Nine Months Ended
                                September 30,        September 30,
(In millions)                  1998      1997      1998       1997
-------------------------------------------------------------------
Ongoing operations:
  International                $(13)      $33       $46       $102
  Domestic                       26        26        72         72
                             --------------------------------------
    Total ongoing
      operations                 13        59       118        174
Run-off operations               --        --        --          1
-------------------------------------------------------------------
    Total                       $13       $59      $118       $175
===================================================================

International results for the third quarter and nine months of 1998 include catastrophe losses of $36 million after-tax related to Hurricane Georges. Results for the nine months of 1997 include a $6 million after-tax charge for cost reduction initiatives, principally severance. Excluding these items, operating income was $23 million and $82 million for the third quarter and nine months of 1998 compared with $33 million and $108 million for the same periods last year. These declines reflect lower property and casualty earnings primarily due to the competitive environment, and lower net investment income. Partially offsetting these declines were improvements in the international life and health operations (primarily in Japan).

Results for the domestic operations in the third quarter and nine months of 1998 are level compared with the same periods of 1997. These results reflect catastrophe losses associated with Hurricane Georges of $6 million after-tax, lower net investment income and unfavorable workers' compensation experience, offset by favorable prior year development, improvement in results from insurance-related service businesses and, for the nine months, improved claims experience.

Results for the run-off operations primarily reflect prior year development on claim and claim adjustment expense reserves and investment activity.

Premiums and fees decreased 2% for the third quarter and nine months of 1998. These changes reflect the discontinuance of certain personal lines of business, continued price competition and, for international, the unfavorable effect of foreign exchange, partially offset by growth in workers' compensation and international life and health (primarily in Japan).

Net investment income decreased 11% and 9% for the third quarter and nine months of 1998, respectively, compared with the same periods of 1997. The declines reflect lower average assets, the unfavorable effect of foreign exchange, a shift in the investment portfolio mix from fixed maturities to equity securities and lower yields.

The ongoing operations had pre-tax catastrophe losses, net of reinsurance, of $67 million and $97 million for the third quarter and nine months of 1998, respectively, compared with $2 million and $16 million for the same periods of 1997. Catastrophe losses in 1998 included $65 million ($55 million international, $10 million domestic) for Hurricane Georges.

Effective July 1, 1998, CIGNA revised its reinsurance programs. CIGNA's domestic reinsurance programs provide for approximately 60% recovery for property catastrophe losses between $45 million and $260 million. Other reinsurance programs are in place which could provide for the recovery of up to an additional $300 million on certain losses, including property catastrophes, depending on the aggregate annual level of losses incurred. CIGNA's international catastrophe program provides approximately 95% recovery of losses between $100 million and $400 million. CIGNA's results of operations could be volatile, depending on the frequency and severity of catastrophes.

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

CIGNA's property and casualty loss reserves of $15.0 billion and $15.1 billion as of September 30, 1998 and December 31, 1997, respectively, are an estimate of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

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

CIGNA's reinsurance recoverables were approximately $6.0 billion and $6.2 billion as of September 30, 1998 and December 31, 1997, net of allowances for unrecoverable reinsurance of $710 million and $720 million, respectively.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

The  following  table  shows the  adverse  (favorable)  pre-tax  effects  on the
Property  and  Casualty   segment's   results  of  operations  from  prior  year
development, net of reinsurance:

====================================================================
                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
(In millions)                 1998      1997         1998     1997
--------------------------------------------------------------------
By business operation:
  Ongoing operations          $(15)       $8         $(10)     $22
  Run-off operations            44        50          137      150
--------------------------------------------------------------------
Total                          $29       $58         $127     $172
====================================================================
By type of loss:
  Asbestos-related             $17       $20          $54      $68
  Environmental
     pollution                   8         8           23       22
  Unrecoverable
     reinsurance                 3         6           17       15
  Workers' compensation         24        18           48       36
  Other                        (23)        6          (15)      31
--------------------------------------------------------------------
Total                          $29       $58         $127     $172
====================================================================

Other prior year development in the quarter and nine months reflected favorable claims experience on certain commercial package, property and aviation lines of business, somewhat offset by unfavorable development on the assumed reinsurance line of business.

OTHER OPERATIONS

Other Operations primarily includes unallocated investment income, expenses (including debt service) and taxes. Also included are the results of CIGNA's settlement annuity business and non-insurance operations engaged primarily in investment and real estate activities and certain new business initiatives.

Other Operations had operating losses of $30 million and $67 million for the third quarter and nine months of 1998, respectively, compared with losses of $29 million and $60 million for the same periods in 1997. The increase in operating losses for the nine months of 1998 primarily reflects financing costs associated with the Healthsource acquisition and increased expenses related to new business initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the nine months of 1998, cash and cash equivalents decreased $1.5 billion from $2.6 billion as of December 31, 1997. This decrease primarily reflects repurchases of, and payments of dividends on, CIGNA common stock ($938 million), repayment of debt ($471 million), net withdrawals from contractholder deposit funds ($237 million), and cash used in investing activities ($14 million), which includes investments in international growth initiatives of approximately $300 million and net investment purchases, offset by net proceeds of approximately $1.3 billion on the sale of the individual life insurance and annuity businesses. These decreases were partially offset by cash provided by operating activities ($199 million), reflecting the timing of operating cash receipts and disbursements.

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

CIGNA had $1.4 billion and $1.5 billion of long-term debt outstanding at September 30, 1998 and December 31, 1997. As of September 30, 1998, CIGNA had $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At September 30, 1998, CIGNA's short-term debt amounted to $245 million, a decrease of $445 million from December 31, 1997.

In April 1998, CIGNA's Board of Directors increased CIGNA's authorization to repurchase its common stock by $750 million. Stock repurchases depend on prevailing market conditions and alternative uses of capital. From January 1 through November 2, 1998, CIGNA repurchased 12,400,600 shares for $822 million, including 998,700 shares repurchased for $66 million from October 1 through November 2, 1998. The remaining authorization as of November 2, 1998 was $289 million.


INVESTMENT ASSETS

===================================================================
                                 September 30,        December 31,
(In millions)                             1998                1997
-------------------------------------------------------------------
Fixed maturities                       $33,339             $36,358
Equity securities                          862                 854
Mortgage loans                           9,556              10,859
Real estate                                755                 769
Other, primarily policy loans            7,400               7,738
-------------------------------------------------------------------
Total investment assets                $51,912             $56,578
===================================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the third quarter 1998 Financial Statements and Notes 2, 4 and 5 to the 1997 Financial Statements as well as the 1997 Form 10-K.

Investment assets as of September 30, 1998 decreased 8% from December 31, 1997. This decrease primarily relates to investments which were included in the sale of the individual life insurance and annuity businesses.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

===================================================================
                                    September 30,      December 31,
                                             1998              1997
-------------------------------------------------------------------
Fixed maturities                              30%               29%
Mortgage loans                                57%               53%
Real estate                                   63%               64%
===================================================================

Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of September 30, 1998, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $2.4 billion, compared with $2.1 billion as of December 31, 1997. The increase in unrealized appreciation primarily reflects the decline in interest rates, partially offset by the amount of unrealized appreciation on the bonds that were included in the sale of the individual life insurance and annuity businesses.

     Potential Problem and Problem Bonds

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $78 million of potential problem bonds, including amounts attributable to policyholder contracts, as of September 30, 1998, compared with $63 million as of December 31, 1997. These amounts are net of $7 million and $10 million of cumulative write-downs, respectively.

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of September 30, 1998 and December 31, 1997, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $127 million and $137 million, net of related cumulative write-downs of $26 million and $30 million, respectively.

CIGNA recognizes interest income on problem bonds only when payment is received. See the Summary on page 21 for the effect of non-accruals and write-downs for bonds on policyholder contracts and on CIGNA's net income.

Mortgage Loans

====================================================================
                                   September 30,       December 31,
                                            1998               1997
--------------------------------------------------------------------
Mortgage loans (in millions)              $9,556            $10,859
Property type:
   Retail facilities                          37%                40%
   Office buildings                           36                 34
   Apartment buildings                        15                 13
   Industrial                                  6                  5
   Hotels                                      4                  5
   Other                                       2                  3
Total                                        100%               100%
====================================================================

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

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $99 million as of September 30, 1998, and $191 million as of December 31, 1997, net of related valuation reserves of $1 million and $41 million, respectively.

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue generally 60 days or more.

Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $143 million and $152 million, net of valuation reserves of $9 million as of September 30, 1998 and December 31, 1997.

CIGNA recognizes interest income on problem mortgage loans only when payment is received. See the Summary below for the effect of non-accruals and valuation reserves for mortgage loans on policyholder contracts and on CIGNA's net income.

Real Estate

As of September 30, 1998 and December 31, 1997, investment real estate, net of reserves and write-downs, included: 1) $394 million and $414 million, respectively, of real estate held for the production of income, and 2) $361 million and $355 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

See the Summary below for the effect of write-downs and valuation reserves for real estate on policyholder contracts and on CIGNA's net income.

Summary

The adverse (favorable) effects of write-downs and changes in valuation reserves as well as of non-accruals on policyholder contracts and on CIGNA's net income were as follows:

===================================================================================================================================
                                     Three Months Ended September 30,                        Nine Months Ended September 30,
                          ---------------------------------------------------   ---------------------------------------------------
                                     1998                         1997                      1998                        1997
                          -------------------------  ------------------------   ------------------------  -------------------------
                            Policy-                      Policy-                   Policy-                     Policy-
                             holder                       holder                    holder                      holder
(In millions)             Contracts       CIGNA        Contracts      CIGNA      Contracts       CIGNA       Contracts       CIGNA
-----------------------------------------------------------------------------------------------------------------------------------
Write-downs and
valuation reserves:
   Bonds                      $3            $4            $6           $12           $4            $5           $13           $20
   Mortgage loans             (4)           --             5             3           (7)           (1)           11             8
   Real estate                 2            --            (2)           --            1            --            (1)            2
-----------------------------------------------------------------------------------------------------------------------------------
Total                         $1            $4            $9           $15          $(2)           $4           $23           $30
===================================================================================================================================
Non-accruals:
   Bonds                     $--            $2            $2            $3           $2            $5            $5            $8
   Mortgage loans             (1)           (1)           (1)           --           (2)           (1)           (2)           --
-----------------------------------------------------------------------------------------------------------------------------------
Total                        $(1)           $1            $1            $3          $--            $4            $3            $8
===================================================================================================================================

CIGNA also recognized losses in connection with Brazilian equity securities as discussed beginning on page 11. Additional losses from problem investments are expected to occur for specific investments in the normal course of business. Assuming no significant deterioration in economic conditions, including further significant deterioration in Asian and Latin American economies, CIGNA does not expect additional non-accruals, write-downs and reserves to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

YEAR 2000

CIGNA is highly dependent on automated systems and systems applications in conducting its operations. These systems include information technology (IT) systems that are used for, among other things, processing claims, billing, collecting premiums from customers and managing investment activities. If these systems were unable to function because of failing to be Year 2000 ready, CIGNA's business operations would be interrupted, which could have a material adverse effect on CIGNA's results of operations.

CIGNA's Year 2000 efforts include: 1) identifying systems requiring remediation;
2) assessing what is required to remediate those systems; 3) remediating systems to be ready for the Year 2000 (by either modifying or replacing them); and 4) testing systems for Year 2000 readiness, including that they properly interface with systems of external parties such as customers and third-party administrators. CIGNA has completed the identification and assessment phases with respect to its IT systems that are critical to maintaining operations or the failure of which would result in significant costs or disruption of operations ("mission critical systems"). As of September 30, 1998, remediation and testing procedures had been completed for 75% of its mission critical systems. CIGNA expects to substantially complete the remediation and testing of its mission critical systems by the end of 1998. In certain cases, CIGNA will perform additional testing to ensure that these systems appropriately interact with other systems.

CIGNA's systems also include non-IT systems, such as telephone and facility management systems. The majority of non-IT systems are believed to be Year 2000 ready and the remaining non-IT systems are expected to be ready by mid-1999.

CIGNA is using both internal and external resources to meet the timetable established for completion of its Year 2000 efforts. The after-tax costs of Year 2000 efforts are expected to be approximately $100 million in 1998 and $50 million in 1999. Year 2000 after-tax costs for the third quarter and nine months of 1998 were $23 million and $65 million. Approximately 60% of total Year 2000 costs are attributable to existing systems resources which have been redirected to the Year 2000 efforts. The remaining amounts represent incremental costs for Year 2000 efforts. Although certain systems development efforts have been deferred in order to address Year 2000 issues, CIGNA does not expect that this deferral will have a significant adverse effect on its results of operations or financial condition.

CIGNA has relationships with various third-party entities in the ordinary course of business. For example, CIGNA receives data from clients; depends on others, such as third-party administrators and banks, for services; and bears credit risk on others, such as entities in which it invests. CIGNA has identified third-party entities critical to its operations, and it is assessing and attempting to mitigate its risks with respect to the failure of these entities to be Year 2000 ready by, among other things, reviewing, where possible, their formal Year 2000 plans and obtaining Year 2000 readiness affirmations from certain third-party entities. The effect, if any, on CIGNA's results of operations from the failure of these entities (including entities on which CIGNA bears credit risk) to be Year 2000 ready is not reasonably estimable.

While CIGNA expects that its Year 2000 efforts will be successful, it has begun, but not yet completed, a comprehensive analysis of the operational problems that would be reasonably likely to result from the failure by CIGNA and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. CIGNA expects to complete this analysis in early 1999. CIGNA has historically had security and backup policies and procedures for safeguarding critical corporate data. It is supplementing these policies by developing Year 2000 contingency plans to provide for the resumption of operations in the event of Year 2000 systems failures or the failure of third-party entities to be Year 2000 ready. These plans are expected to be completed and tested by mid-1999.

The costs of CIGNA's Year 2000 efforts and the dates on which CIGNA believes it will complete such efforts are based on management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and costs of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the risk that reasonable testing will not uncover all Year 2000 problems, and similar uncertainties. Property and casualty indemnity losses for Year 2000 claims and litigation costs to defend or deny such claims are not reasonably estimable at this time.











CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse catastrophe experience in CIGNA's property and casualty businesses; 2) adverse property and casualty loss development for events that CIGNA insured in prior years; 3) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 4) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; 5) significant changes in interest rates; and 6) the effect on CIGNA's international operations and investments from further significant deterioration in Asian and Latin American economies.

Part II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               (a)  See Exhibit Index.

               (b) During the quarterly period ended September 30, 1998, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

                    o dated July 30, 1998, Item 5 - containing a news release regarding its second quarter 1998 results.

                    o dated November 2, 1998, Item 5 - containing a news release regarding its third quarter 1998 results.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                               CIGNA CORPORATION



                                               By: /s/ James G. Stewart
                                                   -----------------------------
                                                   James G. Stewart
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

Date: November 6,  1998

                                  Exhibit Index
                                  -------------


                                                            Method of
Number            Description                                 Filing
------            -----------                               ---------

10                CIGNA Supplemental Pension,            Filed herewith
                  as amended and restated
                  August 1, 1998

12                Computation of Ratio of                Filed herewith
                  Earnings to Fixed Charges

27                Financial Data Schedule                Included only in
                                                         the EDGAR version of
                                                         the Form 10-Q