Form 10-K405
period 1998-12-31
CIGNA CORP
filed 1999-03-26
CIK 701221

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                ----------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

                                                 Name of each exchange on
          Title of each class                        which registered
     Common Stock, Par Value $.25;              New York Stock Exchange, Inc.
           Preferred Stock                         Pacific Exchange, Inc.
           Purchase Rights                    Philadelphia Stock Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999, was approximately $16.3 billion.

     As of February 28, 1999, 205,049,649 shares of the registrant's Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to shareholders for the year ended December 31, 1998. Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 23, 1999.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
Part I
Item 1.   Business
          A.   Description of Business.....................................    1
          B.   Financial Information about Industry Segments ..............    2
          C.   Employee Health Care, Life and Disability Benefits..........    3
          D.   Employee Retirement Benefits and Investment Services........   11
          E.   International Life, Health and Employee Benefits............   16
          F.   Property and Casualty.......................................   19
          G.   Other Operations............................................   28
          H.   Investments and Investment Income...........................   29
          I.   Regulation..................................................   36
          J.   Ratings.....................................................   39
          K.   Miscellaneous...............................................   40
Item 2.   Properties.......................................................   40
Item 3.   Legal Proceedings................................................   41
Item 4.   Submission of Matters to a Vote of Security Holders..............   41
Executive Officers of the Registrant.......................................   41

Part II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................   42
Item 6.   Selected Financial Data..........................................   42
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   42
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......   42
Item 8.   Financial Statements and Supplementary Data......................   42
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................   42

Part III
Item 10.  Directors and Executive Officers of the Registrant...............   42
          A.   Directors of the Registrant.................................   42
          B.   Executive Officers of the Registrant........................   42
Item 11.  Executive Compensation...........................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   43
Item 13.  Certain Relationships and Related Transactions...................   43

Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.........................................................   43
Signatures.................................................................   44
Index to Financial Statement Schedules..................................... FS-1
Index to Exhibits..........................................................  E-1

                                     PART I

Item 1.   BUSINESS

A.   Description of Business

     With shareholders' equity of $8.3 billion and assets of $114.6 billion as of December 31, 1998, and revenues of $21.4 billion for the year then ended, CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned insurance organizations in the United States and one of the principal United States companies in the financial services industry. Unless the context otherwise indicates, the terms "CIGNA" and the "Company" refer to one or more of CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is not an insurance company. Its subsidiaries are major providers of group life and health insurance, managed care products and services, retirement products and services, and property and casualty insurance. CIGNA is one of the largest international insurance organizations based in the United States, measured by international revenues, and one of the largest investor-owned health maintenance organizations in the United States, based on the number of members. CIGNA's major insurance subsidiaries, Connecticut General Life Insurance Company ("CG Life") and Insurance Company of North America ("INA"), are among the oldest insurance companies in the United States, with INA tracing its origins to 1792 and CG Life to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through the following operating divisions, the financial results of which are reported in the following segments:

o Employee Health Care, Life and Disability Benefits Segment (beginning on page 3)

          CIGNA HealthCare

          CIGNA Group Insurance: Life, Accident, Disability

o Employee Retirement Benefits and Investment Services Segment (beginning on page 11)

          CIGNA Retirement & Investment Services

o    International Life, Health and Employee Benefits Segment (beginning on page
     16)

          CIGNA International Employee Benefits and Life Insurance

o    Property and Casualty Segment (beginning on page 19)

          CIGNA Domestic Property & Casualty

          CIGNA International Property & Casualty

o    Other Operations (beginning on page 28)

          CIGNA Reinsurance.

     Other Operations also includes the gain on the sale of the individual insurance and annuity business and the results of CIGNA's corporate life insurance business on which policy loans are outstanding, settlement annuity business, certain new business initiatives and non-insurance operations engaged primarily in investment and real estate activities.

     Investment results produced by CIGNA Investment Management on behalf of CIGNA's insurance operations are reported in each segment's results.

Recent Transaction

     In January 1999, CIGNA entered into an agreement to sell its domestic and international property and casualty businesses (which comprise the Property and Casualty Segment) to ACE Limited for cash proceeds of $3.45 billion. CIGNA expects the sale, which is subject to U.S. and international regulatory approval and other conditions to closing, to be completed by mid-1999. For additional information about the sale, see page 10 of the Management's

Discussion and Analysis ("MD&A") section of, and Note 3 to the Financial Statements included in, CIGNA's 1998 Annual Report to Shareholders ("Annual Report").


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

     Uncorrected systems failures due to the inability to process dates correctly because of failing to be Year 2000 ready, or for other reasons, could adversely affect the delivery of services and the functioning of various processes. These could include processing of claims, billing and collection of premiums and other receivables, providing access to medical and dental care to members and managing investing activities. CIGNA is modifying or replacing its systems to make them ready for Year 2000 and expects to substantially complete the remediation and testing of its mission critical systems by the middle of 1999.

     In addition, CIGNA's businesses bear risk associated with various third-party entities' Year 2000 readiness. For example, CIGNA receives data from clients; depends on others, such as third-party administrators and banks, for services; and bears credit risk on others, such as entities in which CIGNA invests. Systems or business failures on the part of these entities could adversely affect the delivery of services by CIGNA's businesses. All of CIGNA's businesses are assessing their risks from external sources and taking action to mitigate them. For further information, see pages 23 and 24 of the MD&A section of CIGNA's Annual Report.


B.   Financial Information about Industry Segments

     Financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. As of December 31, 1998, CIGNA adopted an accounting pronouncement which changed the way segments are structured. Prior period information has been restated based on the new requirements (see Note 16 to the Financial Statements included in CIGNA's Annual Report). Certain reclassifications have been made to 1997 and 1996 financial information to conform with the 1998 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1997, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

     Financial data for each of CIGNA's business segments is set forth in Note 16 and financial information for foreign operations is set forth in Note 18 to the Financial Statements included in CIGNA's Annual Report.

C.   Employee Health Care, Life and Disability Benefits

                         Principal Products and Markets

     CIGNA's Employee Health Care, Life and Disability Benefits operations offer a wide range of traditional indemnity products and services and are a leading provider of managed care and cost containment products and services, as well as a direct provider of health care services. As a result of the Healthsource, Inc. ("Healthsource") acquisition, the financial information and other data reported in this section include Healthsource from the purchase date of June 25, 1997.

     The following table sets forth the principal products of this segment and their related net earned premiums and fees.

                                                                              Year ended December 31,
                                                                    ------------------------------------------
                                                                      1998             1997              1996
                                                                    --------         --------          --------
                                                                                   (In millions)
Indemnity:
   Medical....................................................      $ 2,563            $2,161           $1,942
   Life.......................................................        1,755             1,750            1,798
   Long-term Disability.......................................          443               487              426
   Dental.....................................................          400               367              397
   Accidental Death and Dismemberment.........................          196               198              227
   Short-term Disability......................................           79                88               70
   Other......................................................           43                44               49
                                                                    -------            ------           ------
Total.........................................................        5,479             5,095            4,909
                                                                    -------            ------           ------
Managed Care:
   Medical
      Guaranteed-cost.........................................        4,658             3,329            2,481
      Experience-rated........................................          890               760              661
   Dental.....................................................          394               362              324
                                                                    -------            ------           ------
Total.........................................................        5,942             4,451            3,466
                                                                    -------            ------           ------
Total Premiums and Fees.......................................      $11,421            $9,546           $8,375
                                                                    =======            ======           ======

----------
Amounts in table do not include "premium equivalents," which are described below.

     CIGNA's Employee Health Care, Life and Disability Benefits customers range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, professional and other associations, government-sponsored programs, and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico. The segment's products are generally offered through traditional insurance and alternative funding arrangements, and through arrangements that combine features of both.

     Under traditional insurance funding arrangements, CIGNA charges a premium and bears the risk for costs incurred. Traditional insurance arrangements may include products offered on a retrospectively experience-rated basis. These are arrangements in which the premium, in some cases, may be increased (within limits) or decreased based on actual incurred costs of the policyholder over a certain period of time with either additional premium paid to CIGNA or premium returned to the policyholder. Further, traditional insurance arrangements include products offered on a guaranteed-cost basis for which there is no retrospective adjustment for actual incurred claims. Retrospectively experience-rated business and guaranteed-cost business constituted approximately 66% and 34%, respectively, of CIGNA's traditional insurance business in 1998, as measured by premiums.

     Alternative funding arrangements consist primarily of administrative services only ("ASO") plans and "minimum premium" programs. Under ASO plans, CIGNA provides claims processing, health cost containment services (through its provider networks) or utilization management programs, or a combination of these services, in exchange for an administrative services fee. The plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both. Minimum premium programs combine traditional insurance protection with self-funding. The policyholder self-funds claims up to a predetermined aggregate, maximum amount and CIGNA bears the risk for claims in excess of that amount. Alternative funding programs constituted approximately 55% of business volume (premiums and fees plus premium equivalents) in 1998 and 1997. Premium equivalents generally represent paid claims under ASO and minimum premium plans and are amounts that would have been earned premium if the plans had been written as traditional insurance. Alternative funding programs and their effect on CIGNA's results are more fully described on page 13 of the MD&A section of CIGNA's Annual Report.

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

o    comprehensive managed care products, such as:

     o   health maintenance organizations ("HMOs"),

     o   managed dental programs,

     o   managed mental health and substance abuse products and services,

     o   managed pharmacy programs, and

     o   medical cost and utilization management products and services;

o    preferred provider organizations ("PPOs"); and

o    point-of-service plans.

                               Indemnity Products

     CIGNA offers medical and dental indemnity products. These indemnity products place no restrictions on provider choice. However, because there are no prior arrangements with physicians or hospitals to control unit costs and there is limited management over the utilization of services, the costs of such products to participants are higher than managed care products. Under indemnity arrangements, insureds usually pay deductibles and coinsurance, subject to annual out-of-pocket maximums, and their benefits may also be subject to lifetime maximum limits. Indemnity products are offered through traditional insurance and alternative funding arrangements.

                              Managed Care Products

     CIGNA also offers managed care products, including medical, dental and mental health products. Managed care products promote effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products are offered through traditional insurance and alternative funding programs. Managed care products include those described below.

     Medical Health Maintenance Organizations. HMOs are generally the most cost-efficient form of managed care. Members typically choose primary care physicians from CIGNA's network. Primary care physicians are responsible for the member's primary medical and preventive care. Generally, a member must receive a referral from his or her primary care physician to receive maximum coverage if seeing a network medical specialist or receiving institutional care.

     CIGNA's HMOs include individual practice association ("IPA") models, staff models and mixed models. The relationship between the HMO and the health care providers distinguishes the models. Under an IPA model, the HMO contracts with independent physicians and hospitals to provide services. IPAs may cover wide geographic areas with low fixed costs, but must rely on cost-effective contracts with providers and the appropriate utilization management to influence medical costs. In a staff model, physicians and certain other providers are employees of the HMO. The HMO either owns or leases the medical facilities where the services are performed. Staff models offer a greater opportunity for direct influence over medical costs, quality and service, but require more capital investment. Staff models generally offer lower costs to the consumer, whereas IPAs may offer broader provider choice. Mixed model HMOs offer participants a choice of staff model and IPA providers.

     Many of CIGNA's HMO providers receive a monthly predetermined fee (capitation) to cover the cost of certain services used by each HMO member, regardless of the medical services provided to each member. Other physicians and hospitals are paid on a contracted fee-for-service or other service-specific basis. Capitation arrangements shift some of the financial risk from CIGNA to the provider and promote a higher degree of provider-driven utilization management. In some cases, the cost of services provided has exceeded the capitation received by providers and these providers, in some situations, have been unable to honor their contractual obligations. In these situations, the obligation to cover the cost of service reverts to CIGNA based on contractual terms or state requirements.

     The table below shows the number of IPA, staff and mixed model HMOs as of December 31:

                                                 1998        1997         1996
                                                 ----        ----         ----

         IPA Models...........................    59          53           37
         Staff Models.........................     3           3            3
         Mixed Models.........................     5           5            5
------------
The increase in IPA models in 1997 was due to the Healthsource acquisition.

     As of December 31, 1998, CIGNA's HMO networks included approximately 265,000 physicians and 3,200 hospitals.

     To maintain and enhance the quality of health care delivered in its HMOs, CIGNA has developed national policies to credential and recredential practitioners and facilities. CIGNA's facility credentialing policy requires recredentialing of facilities every three years. During credentialing and recredentialing, CIGNA requires verification of an unrestricted state license, the absence of sanctions by the Department of Health and Human Services, adequate malpractice and general liability coverage and the facility's accreditation status with approved accrediting organizations. CIGNA's practitioner credentialing policy requires verification of a current unrestricted professional license, a valid and unrestricted license to prescribe drugs, board certification or other appropriate training and hospital privileges at a CIGNA participating facility. In addition, the National Practitioner Data Bank is queried to obtain malpractice experience and Medicare sanction activity. CIGNA expects practitioners to demonstrate an acceptable history of malpractice claim experience, adequacy of malpractice coverage and an acceptable work history. The policy requires practitioners to be recredentialed every two years.

     CIGNA is also in the process of seeking accreditation of its HMOs by the National Committee for Quality Assurance ("NCQA"). The NCQA is a nationally recognized external accrediting agency, which was established to review the quality and medical management systems of HMOs and other managed care plans. Its accreditation validates the quality of an HMO's programs. To date, NCQA has accredited 80% of CIGNA's HMOs.

     CIGNA has contracted with the federal Health Care Financing Administration ("HCFA") to provide HMO coverage for Medicare beneficiaries through certain HMO networks. These contracts provide for a fixed per member per month premium from HCFA based upon a formula that calculates the projected cost of services for each Medicare member. These amounts are updated annually.

     Specialty Managed Care Products and Services. CIGNA offers managed dental care products through networks of independent providers in most states. CIGNA contracts with dentists to provide services to members. Most network dentists receive a monthly fixed fee (capitation) for each covered member. Further, network dentists may receive additional fees for certain services. Generally, members are responsible for a fixed co-payment for certain covered services provided by a network dentist.

     CIGNA also provides managed mental health and substance abuse coverage and services to HMOs, insurers and employers. CIGNA provides this coverage through a national network of independent mental health providers and facilities and through CIGNA's owned behavioral care offices. While some independent providers receive a monthly capitation amount, regardless of the services provided to members, most are paid on a contracted fee-for-service basis. CIGNA's seven behavioral care offices are staffed by salaried mental health professionals. Members pay a fixed co-payment for most services, whether from network or staff providers.

     In addition, CIGNA provides disability management and medical cost containment services to help insurers and employers reduce the cost of their benefit programs, as well as managed pharmacy benefit programs to HMO and indemnity customers.

     CIGNA also offers products that combine features of both indemnity and managed care products. These products are PPOs and point-of-service plans.

                        Preferred Provider Organizations

     CIGNA has contractual arrangements with doctors, hospitals and other independent providers to form PPOs. CIGNA has both medical and dental PPO networks. Under a typical PPO plan, a participant may choose (with certain exceptions) a health care provider. In accordance with applicable state requirements and restrictions, CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who are generally paid on a discounted basis, than it does for care obtained from non-contracted providers. As of December 31, 1998, 1997 and 1996, CIGNA had 112, 118 and 86 medical PPO networks, with the 1997 increase primarily due to the Healthsource acquisition. CIGNA's national dental PPO network has approximately 41,000 participating dentists.

     When a medical PPO uses a contracted primary care physician as a gatekeeper, ("Gatekeeper PPO"), the higher reimbursement level is available only if participants first consult their contracted primary care physician before consulting a contracted specialist. As of December 31, 1998, 1997 and 1996, CIGNA had 36, 38 and 34 Gatekeeper PPO networks in addition to its medical PPO networks.

                            Point-of-Service Product

     Under point-of-service products, participants generally pay no or a small, fixed co-payment to use CIGNA's network providers. Alternatively, participants may choose to go directly, without a referral, to non-network providers. Use of non-network providers is subject to certain deductibles and coinsurance that are generally less favorable to the participants than those offered under traditional indemnity arrangements. Participants in point-of-service plans are considered HMO members for purposes of the table on page 7.

                                  Covered Lives

     As of December 31, 1998, CIGNA's HMOs and PPOs (including Gatekeeper PPOs) served all or part of 45 states, the District of Columbia and Puerto Rico. CIGNA's managed care and indemnity products covered the following approximate number of lives for the periods presented. Covered lives include participants under traditional and alternative funding programs.

Approximate number of covered lives                                             As of December 31,
-----------------------------------                                   ---------------------------------------
                                                                      1998             1997              1996
                                                                      ----             ----              ----
                                                                                  (In thousands)
Medical Covered Lives
HMOs:
   Guaranteed-Cost:
     Commercial...............................................        2,137             2,140            1,130
     Medicare.................................................          147                96               69
     Medicaid.................................................           63                49               52
   Experience-rated and alternative funding
     (including Gatekeeper PPOs)..............................        4,137             3,576            3,046
                                                                     ------            ------           ------
       Total HMOs.............................................        6,484             5,861            4,297
                                                                     ------            ------           ------

Indemnity (estimated):
   Medical....................................................        2,818             3,365            3,392
   Medical PPO
     (excluding Gatekeeper PPOs)..............................        3,384             2,481            1,178
                                                                     ------            ------           ------
       Total Indemnity........................................        6,202             5,846            4,570
                                                                     ------            ------           ------


Total Medical Covered Lives...................................       12,686            11,707            8,867
                                                                     ======            ======           ======

Dental Covered Lives:
Dental Managed Care...........................................        2,900             2,717            2,548
Dental Indemnity and Dental PPO (estimated)...................       10,493             9,827            7,901
                                                                     ------            ------           ------

Total Dental Covered Lives....................................       13,393            12,544           10,449
                                                                     ======            ======           ======

------------
The increases in Commercial HMO, Medical PPO and Dental Indemnity covered lives in 1997 were primarily a result of the Healthsource acquisition.

          Life, Accident and Disability Insurance Products and Services

     CIGNA also offers group life insurance, accidental death and dismemberment insurance, and long-term and short-term disability insurance products and services. These indemnity products are typically offered under traditional insurance plans and short-term disability products are generally offered under alternative funding arrangements. Group insurance products are marketed to employers, employees, professional and other associations and other groups.

     Group life insurance products offered include group term life, group universal life and group variable universal life insurance. Approximately 7,000 group life insurance policies covering approximately 20.7 million lives were outstanding as of December 31, 1998. The following table shows group life insurance in force and cancellation data.

                                                                               Year ended December 31,
                                                                       ---------------------------------------
                                                                       1998             1997              1996
                                                                       ----             ----              ----
                                                                                    (In billions)
In force, end of year.........................................         $488              $489             $519
                                                                       ====              ====             ====

Cancellations (lapses and expirations)........................         $ 36              $ 64             $ 55
                                                                       ====              ====             ====

     CIGNA markets group long-term and short-term disability products in all states and statutorily required disability plans in certain states. These products generally provide a fixed level of income to replace a portion of wages lost because of disability. Disability management services provided by CIGNA help employers reduce the cost of their benefit programs. CIGNA provides personal accident coverages, which consist primarily of accidental death and dismemberment and travel accident insurance, to employers, associations and other groups.

                                  Distribution

     CIGNA's group sales representatives distribute the indemnity and managed health care products of this segment through national and other insurance brokers, through insurance consultants and directly to employers. CIGNA also has a dedicated sales force to sell its Medicare HMO product directly to consumers. Employed representatives sell disability management, medical and disability cost containment, and managed mental health and substance abuse services directly to insurance companies, HMOs and employer groups. As of December 31, 1998, the field sales force for the products of this segment consisted of approximately 900 sales representatives in 147 field locations.

                              Pricing and Reserves

     Premiums and fees charged for insured group indemnity and managed care products are generally set in advance of the policy period with a one year duration. Premium rates are either established on a guaranteed-cost basis or using a retrospective experience rating methodology. Charges to customers established on a guaranteed-cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period.

     A guaranteed-cost methodology reflects assumptions about future claims, expenses, credit risk, enrollment mix, investment returns, competitive considerations and profit margins. Those assumptions may be based in part on prior experience of the account or of a pool of accounts, depending on the group size and the statistical credibility of the experience. Premiums and fees charged for products using networks of contracted providers also reflect assumptions about the impact of provider contracts on future claims. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be filed and approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

     Premiums established on a retrospective experience-rated basis are adjusted for the actual claim and administrative cost experience of the account through an experience settlement process subsequent to the policy period. To the extent that the cost experience is favorable in relation to the assumptions in the prospectively- determined premium rates, a portion of the margin in the initial premiums may be returned to the policyholder as an experience refund. If claim experience is adverse in relation to the assumptions in the initial premiums, the resulting experience deficit may be recoverable, according to contractual provisions, through future premiums and experience settlements, provided the contract remains in force.

     CIGNA enters into contractual arrangements with HCFA to provide health care benefits to Medicare beneficiaries. Although CIGNA establishes the benefits offered and premiums charged to its Medicare HMO enrollees, HCFA determines reimbursements to CIGNA for Medicare-covered benefits, and its reimbursement decisions may affect the product's profit margin.

     CIGNA contracts on an ASO basis with larger customers who fund their own claim experience. Administrative fees are charged to these customers based on the expected cost of administering self-funded programs. These fees reflect anticipated or actual experience with respect to claim volumes, expenses, competitive considerations, and profit margins. In some cases, CIGNA provides certain performance guarantees on functions such as administrative accuracy or response time.

     Most of the premium volume for the indemnity business is established on a retrospective experience-rated basis. The remaining premiums are based on a guaranteed-cost basis. Most contracts permit annual rate adjustments.

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of retrospectively experience-rated policies.

     As of December 31, 1998, approximately $2.9 billion, or 40%, of the reserves comprise liabilities that could be paid within one year, primarily for medical and dental indemnity and managed care health claims, as well as group life and accident claims. The remainder primarily includes liabilities for group long-term disability benefits, group life insurance benefits for disabled and retired individuals, and benefits paid in the form of annuities to survivors.

     Interest on fund balances is credited to experience-rated policyholders through rates that are either set at the Company's discretion or based on actual investment performance. Generally, for interest-crediting rates set at the Company's discretion, higher rates are credited to long-term funds than to short-term funds, reflecting the fact that higher yields are generally available on investments with longer maturities. For 1998, the rates of interest credited ranged from 4.00% to 8.60%, with a weighted average rate of 6.10%.

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

     CIGNA reduces its exposure to large individual and catastrophe losses under group life, medical, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

                                   Competition

     Group indemnity insurance and managed care businesses are highly competitive. No one competitor or small number of competitors dominates the health care market, although in certain locations some HMOs may dominate the sales of managed care products. A large number of insurance companies and other entities compete in offering similar products. Competition in the health care market exists both for employer-policyholders and for the employees in those instances where the employer offers employees the choice of products of more than one company. Most group policies are subject to Company review and renewal on an annual basis, and policyholders may seek competitive quotations prior to renewal.

     The principal competitive factors that affect this segment are price; quality of service; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales. Being responsive to the needs of employee-consumers as well as of employers is also important. For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer as indicated by ratings issued by nationally recognized rating agencies is also a competitive factor. For more information concerning insurance ratings, see "Ratings" on pages 39 and 40.

     The principal competitors of CIGNA's group indemnity and managed care businesses are the large life and health insurance companies that provide group insurance, Blue Cross and Blue Shield organizations, stand-alone HMOs and PPOs, HMOs affiliated with major insurance companies and hospitals, and provider sponsored organizations that are directly contracting with employer groups. Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers.

     CIGNA is one of the largest investor-owned providers of group life and health indemnity insurance, based on premiums and premium equivalents, and one of the largest investor-owned HMOs, based on the number of members. It is the leading provider of group accident insurance, and one of the largest providers of group long-term disability coverages, based on premiums.

                             Health Care Regulation

     Efforts at the federal and state level to increase regulation of the health care industry could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs. Matters under consideration that could have an adverse effect include mandated benefits or services that increase costs without improving the quality of care, loss of the Employee Retirement Income Security Act of 1974 ("ERISA") preemption of state law through legislative actions and court decisions, changes in the ERISA regulations governing claim appeal procedures imposing increased administrative burdens and costs, and restrictions on the use of prescription drug formularies. Due to the uncertainty associated with the timing and content of any proposals ultimately adopted, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time. See pages 36 through 38 for further information about regulation of CIGNA's businesses.

D.   Employee Retirement Benefits and Investment Services

                                     General

     CIGNA's Employee Retirement Benefits and Investment Services businesses provide investment products and professional services primarily to sponsors of qualified pension, profit-sharing and retirement savings plans. Its businesses also offer corporate life insurance, principally to Fortune 1000 companies.

     Deposits for this segment for the year ended December 31 were as follows:

                                                                      1998             1997              1996
                                                                      ----             ----              ----
                                                                                   (In millions)
Deposits:
    Defined Contribution......................................      $ 5,366           $ 5,357          $ 3,895
    Defined Benefit...........................................        1,878             1,222            1,262
    Other, including GICs.....................................          357               249              646
    Investment Advisory Accounts..............................           55                31               41
    Corporate Life Insurance(1)...............................          359               911              198
                                                                    -------           -------          -------
         Total Deposits.......................................      $ 8,015           $ 7,770          $ 6,042
                                                                    =======           =======          =======


     Assets under management for this segment as of December 31 were as follows:

                                                                      1998             1997              1996
                                                                      ----             ----              ----
                                                                                   (In millions)
By Account:
     General Account(2):
       Guaranteed.............................................      $ 4,243           $ 4,180          $ 4,289
       Experience-rated.......................................       15,457            16,128           16,048
                                                                    -------           -------          -------
                                                                     19,700            20,308           20,337
     Separate Accounts........................................       29,381            24,715           19,401
     Investment Advisory Accounts.............................        1,275             1,051              849
     Corporate Life Insurance(1)..............................        2,573             2,157            1,058
                                                                    -------           -------          -------
         Total................................................      $52,929           $48,231          $41,645
                                                                    =======           =======          =======

By Plan Type:
     Defined Contribution.....................................      $28,176           $24,482          $20,017
     Defined Benefit..........................................       19,378            19,051           18,182
     Other, including GICs(3).................................        1,527             1,490            1,539
     Investment Advisory Accounts(3)..........................        1,275             1,051              849
     Corporate Life Insurance(1)..............................        2,573             2,157            1,058
                                                                    -------           -------          -------
         Total................................................      $52,929           $48,231          $41,645
                                                                    =======           =======          =======

------------
Assets under management include assets managed by third-party managers.
(1) Corporate Life Insurance excludes corporate life insurance on which policy loans are outstanding. For a discussion of corporate life insurance on which policy loans are outstanding, see "Other Operations" on page 28.
(2) General Account assets under management (Defined Contribution, Defined Benefit and Other, including guaranteed investment contracts ("GIC"s)) reflect unrealized appreciation on fixed income securities of $585 million, $560 million and $423 million as of December 31, 1998, 1997 and 1996, respectively.
(3) Other, including GICs and Investment Advisory Accounts also support defined benefit and defined contribution plans.

                         Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. CIGNA's primary marketing emphasis is on defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years. Defined contribution plan assets amounted to 53% of assets under management for this segment as of December 31, 1998, compared with 51% as of December 31, 1997. The second largest category of this segment's assets under management relate to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

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

     For defined contribution plans, principally 401(k) plans, CIGNA markets products that offer investment management services and plan level and participant recordkeeping, as well as employee communications, enrollment, plan design, technological support and other consulting services. For defined benefit plans, CIGNA offers investment, administrative and professional services, including recordkeeping, plan documentation, and actuarial valuation and consulting. Investment management services for CIGNA's defined contribution and defined benefit products are provided by CIGNA and by third-party managers, including Fidelity Investments, Warburg Pincus and Janus. In addition to offering third-party funds, CIGNA offers its proprietary funds, the Charter Funds, as investment options for defined benefit and defined contribution plans. CIGNA or third-party fund managers under contract with CIGNA manage the Charter Funds. A broker-dealer operation also offers benefit plan participants and other customers a range of Individual Retirement Account investments and retail brokerage services. In addition, CIGNA offers single premium annuities, both on guaranteed and experience-rated bases, and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     Both defined benefit and defined contribution pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts") of CG Life. The General Account supports both guaranteed and experience-rated contracts. As of December 31, 1998, the General Account-supported contracts accounted for 39% and 38% of the underlying investments in the defined benefit plans and defined contribution plans, respectively, compared with 43% for both as of December 31, 1997.

     Guaranteed contracts comprise single premium annuities and GICs. As of December 31, 1998 and 1997, guaranteed single premium annuities accounted for $2.7 billion of this segment's General Account assets under management, and GICs accounted for $1.5 billion as of December 31, 1998 and 1997.

     For 1998 and 1997, the interest rate on reserves for guaranteed single premium annuities and the interest rate credited on CIGNA's GICs ranged from 3.25% to 12.76%, with a weighted average of 8.42% in 1998 and 8.55% in 1997. CIGNA's single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to the Company's liquidity or capital resources.

     Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to policyholders through credited interest and termination provisions.

     Credited interest rates for pooled, experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six-month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by the Company from time to time. Credited interest rates reflect investment income and realized gains and losses. Credited interest rates for 1998 ranged from 5.85% to 9.00%, with a weighted average rate of 6.76%.

     The termination provisions of $2.8 billion, or 100%, of the Company's liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $3.7 billion, or 35%, of the Company's liability for experience-rated defined contribution contracts supported by the General Account, provide the policyholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments. Under the market value option, the Company determines the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate assumed is based on current market interest rates. Under the installment option, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula designed to pass investment gains and losses (reflecting non-accruals and impairments) through to policyholders.

     The termination provisions of $6.7 billion, or 65%, of the Company's liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at policyholder termination. Under certain circumstances, payout of book value is subject to deferral and the rate of interest credited during the deferral period may be reduced for the recovery of investment losses (including non-accruals and impairments).

     The Separate Accounts allow customers the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, short-term securities, Charter Funds and funds managed by third-party managers, such as mutual funds and commingled trusts. For example, each Charter Fund is a Separate Account, which includes a portfolio of securities that match the particular fund's investment objectives. As of December 31, 1998, Separate Account investments accounted for 61% and 62% of the underlying investments in defined benefit and defined contribution plans, compared with 57% and 57% as of December 31, 1997. As of December 31, 1998, approximately $24.5 billion, or 84%, of the assets in the Separate Accounts support experience-rated contracts under which the risks and benefits of investment performance generally accrue to the customers, compared with approximately $20.4 billion, or 82% of Separate Account assets as of December 31, 1997.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 1998 and 1997, the amount of minimum benefit guarantees under these contracts was $4.8 billion and $4.4 billion, respectively. Reserves in addition to the Separate Account liabilities are established when CIGNA believes a payment will be required under one of these guarantees. For additional information, see Note 19 to CIGNA's 1998 Financial Statements included in its Annual Report.

     CIGNA monitors contract termination experience on an ongoing basis. Of those assets subject to withdrawal, persistency for 1998 was 90% compared with 93% for 1997 and 92% for 1996.

     Corporate life insurance products are permanent life insurance contracts that are sold to corporations to provide coverage on the lives of certain of their employees. Permanent life insurance, which is non-participating, provides coverage when adequately funded that does not expire after a term of years and builds a cash value that may equal the full policy amount if the insured is alive on the policy maturity date. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in future policy values.

     Corporate life insurance products include universal life and variable universal life. Universal life policies typically provide flexible coverage and flexible premium payments. Universal life cash values fluctuate with the amount of the premiums paid, mortality and expense charges made, and interest credited to the policy. Variable universal life policies are universal life contracts where the cash values vary directly with the performance of the investments underlying the policy.

     Interest is credited on nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 1998 ranged from 4.74% to 7.00%, with a weighted average rate of 6.06%.

      In early 1999, the Administration proposed a federal budget that would limit the deduction of interest expense on the general indebtedness of corporations owning non-leveraged corporate life insurance policies covering the lives of officers, employees or directors who are not 20 percent owners of the corporation. If this provision were enacted as proposed, demand for the corporate life insurance products sold by this segment would be reduced. It is uncertain whether the budget proposal will result in legislation and, if it does, what form the legislation might take. However, if it were enacted as proposed, it could have a material adverse effect on the results of operations of this segment, but would not have a material adverse effect on CIGNA's consolidated results of operations, liquidity or financial condition. In 1996, Congress passed tax legislation that has affected premium and earnings growth of certain corporate life insurance business on which policy loans are outstanding. The corporate life insurance affected by the 1996 legislation is reported in "Other Operations" on page 28.

                                  Distribution

     CIGNA's retirement products and services are distributed primarily through salaried retirement plan specialists, independent insurance agents and brokers, pension plan consultants, investment advisors and other service providers. As of December 31, 1998, the sales organization consisted of 38 salaried retirement plan specialists and sales associates and 48 client service representatives and administrative personnel located in offices across the United States. In addition, its broker-dealer operation also offers benefit plan participants and other customers a range of IRA rollover investments and retail brokerage services through 35 registered representatives. Corporate life insurance products are sold primarily through a limited number of specialty brokers.

                        Pricing, Reserves and Reinsurance

     Premiums for annuities and corporate life insurance are based on assumptions about mortality, persistency, expenses, target profit margins, interest rates and competitive considerations. The long-term profitability of corporate life insurance products is affected by the degree to which future experience deviates from these assumptions. Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder's fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable premium products, may be adjusted prospectively to reflect expected interest and mortality experience.

     CIGNA establishes reserves for experience-rated contracts in an amount equivalent to the contractholder funds on deposit with it, including, for non-pooled contracts, liability for estimated experience refunds based upon the results of each contract. Profitability on these contracts is based primarily on margins included in charges for investment and administrative services and risk assumption. For guaranteed-cost contracts, the reserve established is the present value of expected future obligations based on assumptions about mortality, investment returns, expenses and target profits, with a margin for adverse deviation. Profitability on guaranteed-cost contracts is affected by the degree to which future experience deviates from these assumptions.

     For corporate life insurance, CIGNA establishes reserves for deposits received and interest credited to the policyholder, less mortality and administrative charges assessed against the policyholder's fund balance. In addition, CIGNA establishes loss reserves for losses incurred but not paid, based on prior claim experience.

     CIGNA maintains a variety of ceded reinsurance agreements for corporate life insurance with non-affiliated insurers to limit its exposure to large single life losses and to multiple losses arising out of a single occurrence. Although such reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount of reinsurance ceded, provided that reinsurers are able to meet their obligations.

                                   Competition

     The retirement plan marketplace is highly competitive. CIGNA's competitors include mutual fund companies, other insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance and financial strength.

     The largest single retirement plan manager holds less than a 6% market share, as measured by assets under management. According to a survey published in "Pensions & Investments," CIGNA ranked 5th among insurers, and 27th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

     The corporate life insurance marketplace is also highly competitive. The Company principally competes with a significant number of the largest domestic life insurance companies that may offer one or more corporate life insurance products. Competition in this market focuses primarily on product design, underwriting, price, administrative servicing capabilities and insurer financial strength, as indicated by ratings issued by nationally recognized agencies.

     For more information concerning insurance ratings, see "Ratings" on pages 39 and 40.

E.   International Life, Health and Employee Benefits

                         Principal Products and Markets

     CIGNA's international life, health and employee benefits operations ("International") provide the following insurance coverages and services outside the United States: individual and group life, accident and health, health care and employee benefits.

     The following table sets forth the principal products of this segment and their related net earned premiums and fees.


                                                                    Year ended December 31,
                                                                 ------------------------------
                                                                 1998         1997         1996
                                                                 ----         ----         ----
                                                                         (In millions)
             Japan Life Operations:
                Individual Life                                  $  487       $  490       $  492
                Accident & Health                                   250          177          112
                Group Life & Health                                  21           10            8
             Health Care                                            277          224          201
             Life and Accident and Health                           192          175          168
                                                                 ------       ------       ------
             Total Premiums and Fees                             $1,227       $1,076       $  981
                                                                 ======       ======       ======

     In Japan, International sells individual and group insurance, including whole life, endowment, variable life and term life insurance products, as well as group medical products that supplement government-provided coverages. Because policy terms and conditions are required to be approved by the Financial Supervisory Agency, a Japanese governmental organization, there is a high degree of standardization of products in this market.

     CIGNA expects to sell in April 1999 an additional interest in its Japan life operations to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. CIGNA expects to recognize an after-tax gain of approximately $40 million on the sale, subject to closing adjustments.

     The health care products of this segment are primarily indemnity insurance coverages, with some products having managed care or administrative service aspects. They provide government-mandated medical benefits in some markets and offer an alternative or supplement to governmental programs in others. To meet the needs of the group market, life and medical insurance products are provided through group and employee benefit programs providing employers with benefit options for their employees.

     CIGNA also offers global group benefits products for employees of multinational companies, primarily U.S.- based, who work outside of their country of citizenship. This product group includes medical, dental, vision, life, accidental death and dismemberment and disability coverages, as well as primary medical and dental benefits for international travelers.

     The international life and accident and health insurance products are designed to meet the insurance, savings and investment needs of consumers outside of U.S. insurance markets. Life and accident and health insurance is provided to individuals and groups. Traditional life insurance products include term, whole life, endowment and products with variable investment returns. Supplemental products include accidental death, medical, hospitalization, and income protection coverages.

     International has made several acquisitions and investments in the health care market, most recently in Brazil (described below), Chile and Mexico. These ventures are intended to expand the Company's presence in these markets. International has also established representative offices in selected emerging markets, such as China and India, to facilitate the development of profitable business opportunities. International has also recently begun start-up operations or entered joint ventures to participate in the growing pension segment in certain foreign markets.

     During 1997 and 1998, CIGNA invested in health care operations in Brazil. These investments include the acquisition of a staff model HMO serving approximately 337,000 members, with both individual and group contracts, through a network of 16 clinics, four hospitals and one laboratory. CIGNA also entered into a management contract for one of the largest health care operations in that country, serving approximately 968,000 members. The contract contains an option for CIGNA to acquire a two-thirds ownership interest in that entity. The Brazilian health care operations market their services to both employer groups and individuals through independent agents, and provide them on a fee-for-service basis through independent practitioners, hospitals and laboratories. For additional information on the risks of expanding operations in foreign markets, see page 11 of the MD&A section of CIGNA's Annual Report.

     CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see pages 15, 22 and 23 of the MD&A section and Notes 2(Q) and 18 to CIGNA's 1998 Financial Statements included in its Annual Report.

                              Pricing and Reserves

     Premiums for life and accident and health insurance are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins, as well as interest rates and competitive considerations. The long-term profitability of individual products is affected by the degree to which future experience deviates from these assumptions.

     Fees for variable universal life insurance products consist of mortality charges, administrative load and surrender charges assessed against the policyholder's fund balance. Mortality charges on variable universal life insurance products may be adjusted prospectively to reflect changes in expected mortality experience.

     Premiums and fees for medical indemnity and managed care products reflect assumptions about future claims, expenses, investment returns, competitive considerations and profit margins. For products using networks of contracted providers, premiums reflect assumptions about the impact of provider contracts and utilization management on future claims. Most of the premium volume for the medical indemnity business is based on a guaranteed-cost basis. Other premiums are established on an experience-rated basis. Most contracts permit rate changes at least annually.

     The profitability of medical and dental indemnity and managed care products is largely dependent upon the accuracy of projections for health care inflation and utilization, the adequacy of fees charged for administration and risk assumption and, in the case of managed care products, effective medical cost management.

     For traditional individual life insurance products, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums. Additionally, for all products in this segment, whether sold to individuals or groups, CIGNA establishes loss reserves for pending claims or claims in the course of settlement, based on the value of claims received, and for losses incurred but not reported (IBNR). IBNR reserves are typically determined using traditional actuarial methods and underwriting experience when credible data is available, or factors taken from the experience of reinsurers.

     CIGNA maintains a variety of ceded reinsurance agreements with non-affiliated reinsurers in order to limit its exposure to large and/or multiple losses arising out of a single occurrence. Although such reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount of reinsurance ceded, provided that reinsurers are able to meet their obligations.

                                   Competition

     The principal competitive factors that affect the international operations are underwriting and pricing, relative operating efficiency, product innovation and differentiation, distribution methodologies and producer relations, and the quality of claims and policyholder services. In most overseas markets, perception of financial strength is also an important competitive factor.

     The operation's primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the accident and health lines of business, locally based competitors include financial institutions and bank-owned insurance subsidiaries. CIGNA expects that the competitive environment will intensify as many U.S. and European-based insurance and financial services providers pursue global expansion opportunities.

                                  Distribution

     International maintains a sales or operational presence in major insurance markets around the world. The operations distribute individual and group life and accident and health products through a combination of captive agents, independent agents, agents of strategic partners, financial institutions and various direct marketing channels. International sells health care and employee benefit programs on a direct basis, as well as through brokers and agents.

F.   Property and Casualty

     CIGNA's Property and Casualty segment consists of international, domestic and run-off property and casualty operations. Each of these operations is discussed below. As noted above, CIGNA has agreed to sell the businesses of this segment to ACE Limited. CIGNA expects the sale, which is subject to U.S. and international regulatory approval and other conditions to closing, to be completed by mid-1999. See page 10 of the MD&A section of CIGNA's 1998 Annual Report for more information about the sale.

International Operations

                         Principal Products and Markets

     CIGNA's international operations provide property and casualty and accident and health insurance coverages and services outside the United States. The international operations produced 49% of total earned premiums and fees for the Property and Casualty segment during 1998.

     The international property and casualty operations are a specialist insurance organization offering capacity and technical expertise in the underwriting of large and unique risks for targeted commercial customer segments. International property insurance products include traditional commercial fire coverage as well as energy industry related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The operations also design and implement risk financing alternatives for customers whose approach to risk management includes some form of self insurance.

     The international accident and health insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, hospital indemnity and income protection coverages.

     CIGNA's international operations are diversified by line of business and geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. Centrally controlled internal reinsurance mechanisms facilitate appropriate risk transfer and efficient, cost-effective use of external reinsurance markets.

     CIGNA reduces exposure to economic loss arising from foreign exchange in its international operations by maintaining invested assets abroad in the same currency as the related liabilities. For information on the effect of foreign exchange exposure, see pages 16, 22 and 23 of the MD&A section and Notes 2(Q) and 18 to CIGNA's 1998 Financial Statements included in its Annual Report.

                                   Competition

     The principal competitive factors that affect the international operations are underwriting and pricing, relative operating efficiency, product differentiation, producer relations and the quality of claims and policyholder services. Perception of financial strength, as reflected in the ratings assigned to an insurance company, is also a competitive factor. CIGNA Insurance Company of Europe S.A.-N.V., which produced approximately 22% of the international operations' 1998 written premiums, is rated "A" ("good") by Standard & Poor's and "A-" ("excellent") by A.M. Best. For more information concerning insurance ratings, see "Ratings" on pages 39 and 40.

     A competitive strength of the international operations is its global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives.

     Based on revenues, the international operations are the second largest U.S.-based provider of foreign insurance products and services. Across all lines of business, the operations' primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the accident and health lines of business, locally-based competitors include financial institutions and bank-owned insurance subsidiaries.

                                  Distribution

     The international operations maintain a sales or operational presence in major insurance markets around the world. The geographic distribution of written premiums and fees in 1998 for the operations' insurance products, which are sold through branches and subsidiaries of CIGNA entities, was: Japan 23%; United Kingdom 22%; Continental Europe 20%; the Americas 13%; and Other Pacific 11%. The remaining 11% was written in other jurisdictions in which the international operations conduct business. The geographic distribution of written premiums and fees for the international operations' products in 1997 and 1996 was not materially different than in 1998.

     International property and casualty business is generally written through major international and local brokers. Accident and health products are distributed through agents, financial institutions and various direct marketing channels.

Domestic Operations
                         Principal Products and Markets

     The domestic operations provide commercial insurance and risk management services to U.S. businesses of all sizes and to other groups and individuals with specialized insurance needs. These operations had 51% of total earned premiums and fees for this segment during 1998. The table on page 22 lists the principal product lines of the domestic operations and their associated earned premiums and fees, and the table on page 23 shows their underwriting results and combined ratios. These operations are organized into three units: Special Risk Facilities, Specialty Insurance Services and Commercial Insurance Services.

     Special Risk Facilities provides multi-line and mono-line insurance coverages and related services to large-risk property and casualty customers. It focuses on loss-sensitive casualty coverages, including workers' compensation, commercial auto and general liability programs for customers willing to retain significant risk and implement alternative risk financing programs. It also focuses on large, complex property coverages for petroleum, utility, independent power and industrial companies, as well as general property coverages. Special Risk Facilities also markets loss control, risk information and claims services to large corporate customers on a fee-for-service basis.

     Specialty Insurance Services provides insurance products and related services designed to meet the needs of businesses, groups and individuals with specialized insurance needs that require customized underwriting and risk management expertise. Targeted markets include aviation, recreational and ocean marine, financial institutions, agribusiness, excess casualty and programs in which specialist agents share underwriting and processing expertise with the division.

     Commercial Insurance Services provides insurance and related services to customers in the standard insurance market. It emphasizes mid-sized commercial insureds who value loss cost containment. Commercial Insurance Services' products include workers' compensation, inland marine and commercial multi-peril coverages.

                                   Competition

     The principal competitive factors that affect the domestic operations are pricing and underwriting, producer relations, quality of claims and policyholder services, operating efficiencies, and product differentiation and availability. Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a competitive factor. The domestic operations are rated "A-" ("excellent") by A.M. Best. For more information concerning insurance ratings, see "Ratings" on pages 39 and 40.

     Competition, particularly over price, remains intense because of the high level of capacity in the market resulting from growth in capital supporting the industry. In the highly competitive environment of the past several years, the domestic operations reduced their premium volume in some lines rather than maintain business at inadequate prices, resulting in a decline in market share.

     The domestic operations pursue a specialist strategy and focus on those market segments where they can compete effectively based on service levels and product design and achieve an adequate level of profitability. They offer experienced claims handling, loss control and risk management staffs with proven expertise in specialty fields, including large-risk property and casualty, recreational and ocean marine, aviation and workers' compensation. A competitive strength of all of the domestic units, especially Special Risk Facilities, is the ability to deliver global products and coverages to customers in concert with CIGNA's international property and casualty operations.

     Property and casualty insurance can be obtained in the United States through national and regional companies that use an agency distribution system, direct writers (that may have an employed agency force) and brokers. In addition, some potential customers elect to self-insure. Over 3,000 companies compete for property and casualty business in the United States and no single company or group of affiliated companies is dominant. In 1998 and 1997, CIGNA's domestic property and casualty statutory net written premiums amounted to approximately 0.6% of the total market.

     Based on information published by A.M. Best, CIGNA's domestic property and casualty insurance subsidiaries rank 20th in annual net premiums written for commercial coverages. They are the 3rd largest U.S. writer of ocean marine coverages, 4th of aviation, 12th of inland marine, 15th of workers' compensation, 26th of commercial multiperil, and 46th of commercial auto.

                                  Distribution

     Special Risk Facilities writes business mainly through brokers. Specialty Insurance Services and Commercial Insurance Services write business through independent agents and brokers. Specialty Insurance Services also markets its business through alternate distribution channels, including financial institutions and general agents.

     The domestic operations' top five states, measured by 1998 written premium, were California (14%), New York, Florida and Texas (6% each), and Pennsylvania (5%). The operations wrote business in all other states, of which no one state constituted more than 4% of direct written premiums. The geographic distribution of premiums for the domestic operations' products in 1997 and 1996 was not materially different than in 1998.

Run-off Operations

     Effective December 31, 1995, the Insurance Commissioner of Pennsylvania (the "Commissioner") approved a restructuring of CIGNA's domestic property and casualty businesses into two separate operations, ongoing and run-off. The run-off operations, which do not actively sell insurance products, manage a number of expired policies and related claims, including those for asbestos-related and environmental pollution exposures. For additional information on the restructuring, see Note 17 to CIGNA's 1998 Financial Statements included in its Annual Report.

     Certain competitors and policyholders of CIGNA are challenging the Commissioner's action. In March 1997, the Commonwealth Court of Pennsylvania ruled on certain procedural issues, including that the competitors lack standing in the matter and that certain issues be remanded to the Insurance Department for further proceedings. The ruling has been appealed to the Pennsylvania Supreme Court. Pending resolution of the appeal, the Insurance Department has confirmed that CIGNA's restructuring remains in place. Although CIGNA expects the matter to be involved in litigation for some time, it expects to ultimately prevail.

     The risk-based capital ratios of the subsidiaries in the run-off operations are at the mandatory control level, as described on page 36. However, because the Commissioner determined that these subsidiaries have sufficient assets to meet their obligations, they are running off their liabilities consistent with the terms of an Order by the Commissioner, which include periodic reporting obligations to the Pennsylvania Insurance Department.

                        Pricing and Underwriting Results

     CIGNA's property and casualty insurance subsidiaries provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses, commissions to agents or brokers, premium taxes, other operating expenses and policyholders' dividends, underwriting profits are realized. The "combined ratio" is a frequently used measure of property and casualty underwriting performance. On a GAAP basis, this ratio is the sum of (i) the ratio of incurred losses and associated loss adjustment expenses to earned premiums (the "loss and loss adjustment expense ratio"), (ii) the ratio of expenses incurred for sales commissions, premium taxes and other operating expenses to earned premiums (the "expense ratio") and (iii) the ratio of policyholders' dividends to earned premiums (the "policyholder dividend ratio"), each of these three ratios being expressed as a percentage. When the combined ratio is over 100%, underwriting results are not profitable. The GAAP combined ratios for CIGNA's property and casualty product lines and total property and casualty operations are shown in the table on page 23.

     Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, funds become available for investment by CIGNA. The combined ratio does not reflect investment income from these funds, investment gains and losses, results of non-insurance business, or federal income taxes. Such items, when added to underwriting profits or losses, produce net income or loss. For information concerning investment income, see the table on page 35.

     The following table sets forth GAAP net earned premiums and fees for the operations of this segment for the year ended December 31.


                                                  1998                    1997                    1996
                                           -------------------     ------------------      -----------------
                                                             (Dollar amounts in millions)
Premiums and Fees/Percent of Total
   Premiums and Fees:
   International:
     Accident and health.................     $ 457         15%      $  472        15%     $  477         14%
     Property............................       412         14          462        15         484         14
     Casualty............................       261          9          272         9         264          8
     Auto................................       180          6          197         6         207          6
     Marine..............................       117          4          124         4         143          4
     Other...............................        22          1           12        --          12         --
                                           --------       ----     --------      ----    --------       ----
       Total International Ongoing.......     1,449         49        1,539        49       1,587         46
                                           --------       ----     --------      ----    --------       ----
   Domestic:
     Property............................       347         12          386        12         382         11
     Workers' compensation...............       404         14          366        11         380         11
     Casualty............................       304         10          287         9         298          9
     Marine and aviation.................       265          9          270         9         258          8
     Commercial packages.................       158          5          178         6         228          7
     Other...............................        33          1          106         3         125          3
                                           --------       ----     --------      ----    --------       ----
       Total Domestic Ongoing............     1,511         51        1,593        50       1,671         49
                                           --------       ----     --------      ----    --------       ----
   Total Ongoing Operations..............     2,960        100        3,132        99       3,258         95
   Run-off Operations ...................        (3)        --           22         1         159          5
                                           --------       ----     --------      ----    --------       ----
       Total Premiums and Fees...........    $2,957        100%      $3,154       100%     $3,417        100%
                                           ========       ====     ========      ====    ========       ====

     The following table sets forth GAAP underwriting results, combined ratios and net investment income for the operations of this segment for the year ended December 31.

                                                       1998                  1997                  1996
                                                 -----------------     -----------------     -----------------
                                                                   (Dollar amounts in millions)
Underwriting Gain (Loss)/Combined Ratios:
   International:
     Accident and health.........................    $  13    97.3%        $  31    93.4%       $  43     91.0%
     Property....................................     (149)  136.0            45    90.3           68     86.0
     Casualty....................................       28    89.2            17    93.7           24     91.0
     Auto........................................       (7)  104.1            (9)  104.7           (5)   102.5
     Marine......................................       14    88.1            (5)  103.7          (10)   106.6
     Other.......................................       (3)  110.8             2    89.9          (12)   189.0
                                                 ---------             ---------             --------
       Total International Ongoing...............     (104)  107.1            81    94.7          108     93.2
                                                 ---------  ======     ---------  ======     --------   ======
   Domestic:
     Property....................................      (14)  104.2            20    94.9          (43)   111.3
     Workers' compensation.......................      (56)  113.9           (28)  107.5          (22)   105.7
     Casualty....................................      (39)  112.9           (35)  112.2          (48)   116.2
     Marine and aviation.........................        8    97.0             9    96.5            5     97.9
     Commercial packages.........................      (12)  107.5           (43)  124.4          (37)   116.3
     Other.......................................        7    76.8            (3)  102.7          (28)   122.6
                                                 ---------             ---------             --------
       Total Domestic Ongoing....................     (106)  107.0           (80)  105.0         (173)   110.4
                                                 ---------  ======     ---------  ======     --------   ======

Total Ongoing operations.........................     (210)  107.1%            1   100.0%         (65)   102.0%
                                                            ======                ======                ======

Run-off operations...............................     (266)                 (291)                (317)
                                                 ---------             ---------             --------

Total underwriting loss:
   After Policyholders' Dividends................    $(476)                $(290)               $(382)
                                                 =========             =========             ========
   Before Policyholders' Dividends...............    $(455)                $(278)               $(350)
                                                 =========             =========             ========

Net investment income, pre-tax:
   International.................................    $ 102                 $ 118                $ 118
   Domestic......................................      231                   239                  259
   Run-off.......................................      250                   282                  302
                                                 ---------             ---------             --------
       Total.....................................    $ 583                 $ 639                $ 679
                                                 =========             =========             ========

                                Ceded Reinsurance

     To protect against losses greater than the amount that it is willing to retain on any one risk or event, CIGNA purchases reinsurance from unaffiliated insurance companies. During 1998, the Company revised its reinsurance programs. CIGNA's domestic reinsurance programs now provide approximately 60% recovery for property catastrophe losses between $45 million and $260 million. Other reinsurance programs are in place which could provide for the recovery of up to an additional $300 million on a combination of property catastrophe and other losses, depending on the aggregate annual level of losses incurred. CIGNA's international property catastrophe reinsurance program provides approximately 95% recovery of losses between $100 million and $400 million. Other reinsurance programs are in place which could provide for the recovery of additional property losses including coverage between $15 million and $150 million on a per risk basis. Although reinsurance does not discharge CIGNA from its obligations on insured risks, CIGNA's exposure to losses is reduced by the amount ceded, and thus will be limited to the amount of risk retained, provided that reinsurers meet their obligations.

     CIGNA's property and casualty operations are not substantially dependent upon any single reinsurer. Approximately 25% of its reinsurance recoverables as of December 31, 1998 relate to pools and captives, under which CIGNA's assets are generally protected through future industry assessments or by some form of collateral. An additional 52% relate primarily to domestic ongoing and run-off operations (including 5% of total recoverables with more than 100 syndicates affiliated with Lloyd's of London). Of that 52%, approximately 84% relate to individual reinsurers that carry a financial rating characterized as "very good" or higher from an independent rating agency. The remaining 23% of reinsurance recoverables relate to international and reinsurance operations for which an independent rating agency evaluation may not be available. A significant portion of these recoverables is due from reinsurers that continue to meet CIGNA's internal security standards, selection criteria and other controls over collectibility, as described in the following paragraph.

     The collectibility of reinsurance is largely a function of the solvency of reinsurers. CIGNA cedes risk to reinsurers that meet certain financial security standards. It relies on independent ratings of reinsurers, when available, and otherwise examines its reinsurers' financial performance and reserve adequacy. When deemed appropriate, CIGNA seeks collateral from reinsurers; reassumes, in return for a settlement, risks for which it had previously purchased reinsurance; and establishes allowances for potentially unrecoverable reinsurance. CIGNA's allowance for unrecoverable reinsurance was $705 million and $720 million at December 31, 1998 and 1997, respectively.

     Reinsurance disputes also can delay recovery of reinsurance and, in some cases, affect its collectibility. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, such as those related to asbestos, environmental pollution and London reinsurance market exposures.

     As of December 31, 1998, approximately 84% of CIGNA's reinsurance recoverable balance related to unpaid reported claims and incurred but not reported claims, and the remaining 16% related to paid losses. The timing and collectibility of reinsurance recoverables have not had, and are not expected to have, a material adverse effect on CIGNA's liquidity.

     For additional information on reinsurance, including on CIGNA's property catastrophe reinsurance program, see page 16 of the MD&A section and Notes 13 and 14 to CIGNA's 1998 Financial Statements included in its Annual Report.

                                    Reserves

     Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which are liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred, including events that have not been reported to the insurer.

     After a claim is reported, a case reserve is typically established by claims personnel for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel, based on their experience and knowledge regarding the nature and value of the specific claim. Claims personnel review and update their estimates as additional information becomes available and claims proceed toward resolution.

     Bulk reserves are established on an aggregate basis (i) to provide for losses incurred but not yet reported to and recorded by the insurer; (ii) to provide for the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process; and
(iii) to adjust for the fact that, in the aggregate, case reserves may not accurately estimate the ultimate liability for reported claims. As part of the bulk reserving process, CIGNA's historical claims data and other information are reviewed and consideration is given to the anticipated impact of various factors such as legal developments, economic conditions and changes in social attitudes. Insurance industry experience is also considered.

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

     CIGNA continually improves its loss estimation process by refining its analysis of loss development patterns, claims payments and other information, but there remain many reasons for favorable or adverse development of estimated ultimate liabilities. For example, unanticipated changes in workers' compensation and product liability laws have at times significantly affected the ability of insurers to estimate liabilities for unpaid losses and related expenses.

     CIGNA's reserves for asbestos-related and environmental pollution claims are a reasonable estimate of its liability for these claims, based on currently known facts, reasonable assumptions, and current law and methodologies.

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

     The adverse pre-tax effects, net of reinsurance, during 1998, 1997 and 1996 on CIGNA's results of operations from insured events of prior years (prior year development) were $177 million, $218 million and $177 million, respectively. Prior year development is discussed on page 17 of the MD&A section of CIGNA's Annual Report.

     A reconciliation of total beginning and ending reserve balances of the property and casualty operations for unpaid claims and claim adjustment expenses for the years ended December 31, 1998, 1997 and 1996 is provided in Note 14 to CIGNA's 1998 Financial Statements included in its Annual Report.

     The table on page 26 presents the subsequent development of the estimated year-end property and casualty reserve, net of reinsurance ("net reserve"), for the 10 years prior to 1998. The first section of the table shows the estimated net reserve that was recorded at the end of each of the indicated years for all current and prior year unpaid claims and claim adjustment expenses. The second section shows the cumulative percentages of such previously recorded net reserve paid in succeeding years. The third section shows, as a percentage of such net reserve, the re-estimates of the net reserve made in each succeeding year.

     The cumulative deficiency as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through 1998; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency recognized in 1995 relating to losses incurred in 1989 would be included in the cumulative deficiency amount for the years 1989 through 1994. The deficiency would be reflected in operating results in 1995 only.

     Conditions and trends that have affected the reserve development reflected in the table are likely to continue to change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development. Historically, asbestos-related and environmental pollution losses had a significant effect on the net cumulative deficiency.

                                                            Year Ended December 31,
                             -------------------------------------------------------------------------------------
                             1988   1989    1990    1991    1992    1993    1994    1995     1996    1997    1998
                             -----  -----  ------  ------  ------  ------  ------  -------  ------  ------  ------
                                                         (Dollar amounts in millions)
Net reserve for unpaid claims and
   claim adjustment expenses.$9,366 $9,730 $10,126 $10,188 $10,467 $10,550 $10,506  $11,013 $10,489  $9,762  $9,333
                             ====== ====== ======= ======= ======= ======= =======  ======= =======  ======  ======

Cumulative percentage of net.
   reserve paid through:
     One year later..........  31.1%  34.3%   33.7%   33.9%   28.8%   24.6%   22.2%    19.7%   19.7%   17.9%
     Two years later.........  52.7   54.2    53.8    53.4    45.6    40.1    37.0     32.3    31.8
     Three years later.......  67.6   69.3    68.5    66.7    58.5    51.5    48.2     42.0
     Four years later........  78.9   80.7    78.9    77.1    67.6    60.7    57.0
     Five years later........  87.9   88.5    86.8    84.5    75.3    68.3
     Six years later.........  94.4   95.4    93.0    91.8    82.7
     Seven years later....... 100.5  100.7    99.7    98.2
     Eight years later....... 105.1  106.7   105.6
     Nine years later........ 110.4  112.3
     Ten years later......... 115.9
Net reserve (percentage)
   re-estimated as of:
     One year later.......... 103.0% 103.1%  103.4%  106.4%  107.5%  105.1%  114.3%   101.6%  102.1%  101.8%
     Two years later......... 105.9  106.9   107.4   115.5   113.6   119.9   115.8    103.8   103.8
     Three years later....... 109.8  109.7   117.0   122.7   128.5   121.6   117.9    105.4
     Four years later........ 112.4  119.7   123.7   139.3   130.3   124.2   119.9
     Five years later........ 122.0  125.8   140.4   141.4   132.9   126.4
     Six years later......... 128.0  143.2   142.8   144.5   135.9
     Seven years later....... 144.8  145.3   145.9   147.3
     Eight years later....... 146.6  148.2   148.0
     Nine years later........ 149.6  151.3
     Ten years later......... 152.8
Net cumulative deficiency....$4,945 $4,993  $4,861  $4,820  $3,755  $2,790  $2,087     $591    $404    $177

Gross reserve--December 31...                              $17,831 $17,654 $16,696  $16,877 $16,324 $14,930 $14,626
Less: Reinsurance recoverable                                7,364   7,104   6,190    5,864   5,835   5,168   5,293
                                                           ------- ------- -------  ------- ------- ------- -------
Net reserve--December 31.....                              $10,467 $10,550 $10,506  $11,013 $10,489 $ 9,762 $ 9,333
                                                           ======= ======= =======  ======= ======= ======= =======

Gross re-estimated reserve...                              $22,432 $20,804 $19,176  $17,637 $16,848 $15,372
Less: Re-estimated reinsurance
   recoverable...............                                8,210   7,464   6,583    6,033   5,955   5,433
                                                           ------- ------- -------  ------- ------- -------

Net re-estimated reserve.....                              $14,222 $13,340 $12,593  $11,604 $10,893 $ 9,939
                                                           ======= ======= =======  ======= ======= =======

Gross cumulative deficiency..                              $ 4,601 $ 3,150 $ 2,480  $   760 $   524 $   442
                                                           ======= ======= =======  ======= ======= =======

     For additional information about gross loss development, amounts ceded to reinsurers and net loss development, see pages 16 and 17 of the MD&A section of CIGNA's Annual Report. On a GAAP basis, which is before the effects of reinsurance, CIGNA's 1998 year-end reserves totaled $14.6 billion. For GAAP purposes, CIGNA's reserves are generally carried at the full value of the estimated liabilities. For state regulatory purposes, reserves are reported in accordance with statutory accounting procedures ("SAP"), which is net of the effects of reinsurance and discounting for certain lines of business, and, on that basis, totaled $8 billion.

     The following table reconciles, as of year end, liabilities for unpaid claims and claim adjustment expenses determined in accordance with SAP to those determined in accordance with GAAP:

                                                                                As of December 31,
                                                                      ------------------------------------
                                                                      1998              1997          1996
                                                                      ----              ----          ----
                                                                                   (In millions)
Statutory reserve for unpaid claims and claim adjustment
   expenses, net of reinsurance................................... $  8,012           $ 8,424       $ 9,105
Adjustments:......................................................
     Statutory Reinsurance Recoverable............................    4,998             4,848         5,465
     Discounting of Gross Reserves(1).............................    1,616             1,658         1,754
                                                                    -------           -------       -------
GAAP reserve for unpaid claims and claim adjustment
   expenses.......................................................   14,626            14,930        16,324
Less GAAP Reinsurance Recoverable.................................    5,293             5,168         5,835
                                                                    -------           -------       -------
GAAP reserve for unpaid claims and claim adjustment expenses,
   net of reinsurance.............................................  $ 9,333           $ 9,762       $10,489
                                                                    =======           =======       =======

----------
(1) Primarily for workers' compensation reserves and certain asbestos-related and environmental pollution reserves. For SAP purposes, these reserves are discounted at 6%.

G.   Other Operations

     Other Operations includes the gain on the sale of the individual insurance and annuity business, as well as the results of CIGNA's corporate life insurance business on which policy loans are outstanding ("leveraged corporate life insurance"), reinsurance operations, settlement annuity business, certain new business initiatives and non- insurance operations engaged primarily in investment and real estate activities.

     CIGNA sold its individual life insurance and annuity business to subsidiaries of Lincoln National Corporation effective January 1, 1998. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. For further information about this transaction, see pages 10 and 11 of the MD&A section and Note 3 to CIGNA's 1998 Financial Statements included in its Annual Report.

      In 1996, Congress passed tax legislation that phased out over a three-year period the interest deduction for policy loans on leveraged corporate life insurance. The legislation has affected the premiums and earnings of CIGNA's leveraged corporate life insurance business. The full effect of this legislation on customers' decisions to maintain these policies after the phase-out period is uncertain. However, customers could fully or partially surrender these policies. No new policies were sold in 1998. For additional information on the impact of the legislation, see page 12 of the MD&A section of CIGNA's Annual Report.

     The reinsurance products reported in Other Operations include coverages for part or all of the risks written by other insurance companies under life and annuity policies (both group and individual); accident policies (personal accident, catastrophe and workers' compensation coverages); and health policies. Certain of these risks include certain domestic equity market exposures arising under contracts to reinsure guaranteed death or income benefits offered with variable annuities. Under these contracts, CIGNA's potential exposure reflects specified unfavorable changes in certain customer account values if account holders die (in some cases) or elect to receive periodic income payments (in others).

     Reinsurance products are sold principally in North America and Europe through a small sales force and through intermediaries. Net earned premiums were $419 million for 1998, $347 million for 1997 and $293 million for 1996.

     Reinsurance coverages generally extend for the same duration as the underlying direct policies: from one year or less for group life and health, special risk and individual life term policies, to time of lapse or expiration at death for permanent individual life, individual annuities and individual health policies. Most permanent reinsurance coverages have recapture charges to recover policy acquisition costs and to encourage persistency.

     Premiums for assumed reinsurance are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins as well as interest rates and competitive considerations. For individual and specialty life and health reinsurance in force, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums. In addition, for reinsurance products, CIGNA establishes loss reserves for claims received but not yet paid, based on the amount of the claim received, and for losses incurred but not reported, based on prior claim experience.

     CIGNA's reinsurance business operates in highly competitive markets. More than 25 companies offer one or more reinsurance products similar to those offered by CIGNA. The Company competes against other insurance and reinsurance companies as well as brokers and other non-insurance financial organizations. Competition in this market focuses on product, service, price, distribution method and the financial strength ratings issued by internationally recognized agencies. For more information concerning insurance ratings, see "Ratings" on pages 39 and 40.

     CIGNA's settlement annuity business is a runoff block of contracts. These contracts are primarily liability settlements with the majority of payments guaranteed and not contingent on survivorship.

     CIGNA's new business initiatives include a product that integrates CIGNA's health care and disability management expertise and collaborates with employers to design, implement and continuously improve integrated employee benefits and workers' compensation programs. These initiatives also include a product that offers employers integrated benefits outsourcing services with a single point of contact for all of their plans, carriers and benefits services.

H.   Investments and Investment Income

     CIGNA's investment operations provide investment management and related services in the United States and certain other countries for CIGNA's corporate and insurance-related invested assets and for large group pension plan sponsors, institutions, international investors and other clients. CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and short-term investments. It also develops and issues structured investment products.

     In 1998, CIGNA restructured its investment operations to focus on three specific client market segments: retirement investment, insurance investment and capital markets. The new structure, which incorporates the business's investment, credit analysis and research strengths, enables CIGNA to design and deliver investment-related solutions and services targeted to the specific needs of its external and internal clients. The retirement investment unit provides a comprehensive portfolio of retirement investment products for domestic and international pension plans. The insurance investment unit specializes in designing investment strategies that contribute to the earnings and profitability of CIGNA's insurance businesses through its expertise in fixed-income, indexed-equity and international investments, asset/liability matching and asset allocation. The capital markets unit provides structured commercial mortgage, high-yield and other asset-backed products to meet the investment goals of institutional investors, including pension plan sponsors and CIGNA's insurance divisions.

     CIGNA's assets under management at year-end 1998 totaled $90.2 billion, comprising CIGNA corporate and insurance-related invested assets ("invested assets") of $50.7 billion and advisory portfolio assets of $39.5 billion. Advisory portfolio assets included $34.8 billion in Separate Accounts of CIGNA's life insurance subsidiaries. CIGNA's investment operations manage 100% of the invested assets and 52% of the advisory portfolios. Use of outside investment managers has increased, most significantly in retirement accounts where asset allocations have shifted in part from fixed income investments in CIGNA's General Account to equity securities in non-CIGNA managed advisory portfolios. For additional information about the General Account and Separate Accounts, see "Employee Retirement Benefits and Investment Services--Principal Products and Markets," beginning on page 12.

     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities and redeemable preferred stocks. Asset-backed securities are primarily mortgage-backed securities and secondarily other asset-backed securities. Mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds. For additional information about CMOs, see Note 4(A) to CIGNA's 1998 Financial Statements included in its Annual Report.

     The major portfolios under management in CIGNA's General Account consist of the combined assets of the Employee Health Care, Life and Disability Benefits segment, the Employee Retirement Benefits and Investment Services segment and Other Operations (collectively, "Employee Benefits portfolios") and the assets of the Property and Casualty segment. CIGNA generally manages the characteristics of its invested assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 1998 comprised the following: property and casualty 25%, fully guaranteed 12%, experience-rated 23%, interest-sensitive 19%, and other life and health 21%.

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

     Fully guaranteed products primarily include guaranteed investment contracts ("GICs"), single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 1998, the duration of assets and liabilities for GICs, single premium annuities and settlement annuities was approximately 2 years, 8 years and 10 years, respectively.

     Experience-rated products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments. Interest-sensitive products primarily include corporate life insurance. Invested assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

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

     CIGNA's fixed maturity investments, including policyholder share, as of December 31, 1998 constituted approximately 56% of the Employee Benefits portfolios and approximately 93% of the Property and Casualty portfolios. As of that date, approximately 27% of fixed maturity investments was attributable to experience-rated contracts. CIGNA reduces credit risk for the portfolios as a whole by investing primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the National Association of Insurance Commissioners (for both public and private investments). For information about below investment grade holdings, see page 20 of the MD&A section of CIGNA's Annual Report.

     CIGNA's mortgage loan investments, including policyholder share, constituted approximately 25% of the Employee Benefits portfolios and less than 1% of the Property and Casualty portfolios as of December 31, 1998. As of that date, approximately 57% of mortgage loan investments was attributable to experience-rated contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower's financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified relative to property type, location and borrower. The Company invests in fully completed and substantially leased commercial properties. Virtually all of the Company's mortgage loans are bullet or balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     CIGNA's real estate investments are either held for the production of income or held for sale. Real estate investments, including policyholder share, constituted approximately 2% of the Employee Benefits portfolios and less than 1% of the Property and Casualty portfolios as of December 31, 1998. As of that date, 63% of real estate investments was attributable to experience-rated contracts.

     Real estate investments held for the production of income are actively managed to maximize operating income. These investments consist primarily of stabilized commercial properties and are diversified relative to property type and location. Real estate investments held for sale are primarily properties acquired as a result of foreclosure of mortgage loans. The Company's general policy is to rehabilitate the foreclosed properties, re-lease them and sell them, which generally takes two to four years, or less if circumstances indicate that an immediate sale is in the best financial interests of the Company or policyholders. CIGNA sold $52 million of foreclosed properties in 1998 and $264 million in 1997 because of improved commercial real estate markets and expects to sell additional foreclosed properties in 1999.

     CIGNA generally uses derivative financial instruments to minimize market risk. Derivative instruments written to minimize market risks of insurance customers are not material.

     See pages 20 through 23 of the MD&A section and Notes 2, 4 and 5 to CIGNA's 1998 Financial Statements included in its Annual Report for additional information about CIGNA's investments.

                          Employee Benefits Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Employee Benefits portfolios and the related net investment income from such investments. Approximately 50% of the investments in the Employee Benefits portfolios is attributable to experience-rated contracts with policyholders.

     In connection with the sale of its individual life insurance and annuity business, CIGNA transferred approximately $5.4 billion of invested assets to subsidiaries of Lincoln National Corporation effective January 1, 1998. The transferred invested assets, which are included in the following tables for 1997 and 1996, consisted of approximately $3.3 billion of bonds, $1.4 billion of mortgage loans and $0.7 billion of policy loans.

                                                                           As of December 31,
                                                                ----------------------------------------
Investments                                                       1998            1997           1996
-----------                                                     --------        --------       ---------
                                                                             (In millions)
Fixed maturities
   Bonds:
     Consumer products..........................................  $ 2,755        $ 3,218         $ 3,039
     Manufacturing..............................................    2,406          2,840           2,817
     Finance....................................................    2,349          3,448           3,608
     Energy.....................................................    2,287          2,832           2,765
     Public utilities...........................................    1,409          1,653           1,679
     U.S. government and government agencies and authorities....    1,170          1,572             662
     Transportation.............................................    1,149          1,528           1,346
     States, municipalities and political subdivisions..........    1,081            738             474
     Foreign governments(1).....................................      194            199             160
     Other......................................................      301            251             334
                                                                ---------       --------       ---------
       Total bonds..............................................   15,101         18,279          16,884
   Asset-backed securities......................................    6,546          7,263           6,612
   Redeemable preferred stocks..................................        4              7              13
                                                                ---------       --------       ---------
       Total fixed maturities...................................   21,651         25,549          23,509
                                                                ---------       --------       ---------
Equity securities
   Common stocks:
     Industrial and miscellaneous...............................      365            334             255
     Banks, trust and insurance companies.......................       46             49              32
     Public utilities...........................................       27             27              22
                                                                ---------       --------       ---------
       Total common stocks......................................      438            410             309
   Non-redeemable preferred stocks..............................       14             18               9
                                                                ---------       --------       ---------
       Total equity securities..................................      452            428             318
                                                                ---------       --------       ---------
Mortgage loans
   Commercial:
     Office buildings...........................................    3,578          3,679           3,681
     Retail facilities..........................................    3,275          4,386           4,660
     Apartments.................................................    1,421          1,430           1,341
     Industrial.................................................      653            560             393
     Hotels.....................................................      463            513             682
     Other......................................................      203            261             121
                                                                ---------       --------       ---------
       Total commercial.........................................    9,593         10,829          10,878
   Agricultural.................................................        4             21              35
                                                                ---------       --------       ---------
       Total mortgages..........................................    9,597         10,850          10,913
                                                                ---------       --------       ---------
Policy loans....................................................    6,090          7,146           7,132
Real estate.....................................................      724            760           1,089
Other long-term investments.....................................      171            180             208
Short-term investments..........................................      214            114             487
                                                                ---------       --------       ---------
       Total investments........................................  $38,899        $45,027         $43,656
                                                                =========       ========       =========

----------
See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments. The above amounts do not include Separate Account assets.

(1) Comprises fixed maturities of sovereign foreign governments.

Net Investment Income                                                Year ended December 31,
----------------------                                    ----------------------------------------------
                                                             1998             1997              1996
                                                          -----------      -----------       -----------
                                                                   (Dollar amounts in millions)
Fixed maturities........................................      $ 1,608          $ 1,857           $ 1,861
Equity securities.......................................            8               13                 6
Mortgage loans..........................................          800              946               981
Policy loans............................................          459              532               548
Real estate.............................................          147              202               211
Other investments.......................................           86               83                79
                                                          -----------      -----------       -----------

    Total...............................................        3,108            3,633             3,686
Less investment expenses................................          135              180               186
                                                          -----------      -----------       -----------

Net investment income, pre-tax..........................      $ 2,973          $ 3,453           $ 3,500
                                                          ===========      ===========       ===========
Net investment yield(1).................................         7.77%            8.05%             8.38%
                                                          ===========      ===========       ===========

----------
(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

                        Property and Casualty Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Property and Casualty segment and the related net investment income from such investments. As noted above, CIGNA agreed to sell its domestic and international property and casualty businesses (which comprise the Property and Casualty segment) to ACE Limited, subject to regulatory approvals and other conditions. At the closing of the sale, which is expected to occur in mid-1999, CIGNA will transfer substantially all of the invested assets of this segment to ACE. ACE agreed to retain CIGNA to manage the assets associated with the property and casualty businesses sold to ACE, subject to performance conditions, for five years. See page 10 of the MD&A section of CIGNA's 1998 Annual Report for more information about the sale.


Investments                                                                  As of December 31,
--------------                                                       -----------------------------------
                                                                       1998         1997         1996
                                                                     --------     --------     ---------
                                                                                (In millions)
Fixed maturities
   Bonds:
     Foreign governments(1)........................................    $1,329       $1,295        $1,338
     States, municipalities and political subdivisions.............     1,305        1,283         1,300
     Finance.......................................................     1,118        1,140         1,152
     Consumer products.............................................       730          725           744
     Manufacturing.................................................       660          668           652
     Energy........................................................       432          504           598
     Public utilities..............................................       404          434           511
     Transportation................................................       318          343           344
     U.S. government and government agencies and authorities.......       267          314           474
     Other.........................................................       272          262           228
                                                                     --------     --------     ---------
         Total bonds...............................................     6,835        6,968         7,341
   Asset-backed securities.........................................     1,517        1,729         1,894
   Redeemable preferred stocks.....................................        12            3             3
                                                                     --------     --------     ---------
         Total fixed maturities....................................     8,364        8,700         9,238
                                                                     --------     --------     ---------

Equity securities
   Common stocks:
     Industrial and miscellaneous..................................       379          273           208
     Banks, trust and insurance companies..........................       116           73            74
     Public utilities..............................................        66           47            28
                                                                     --------     --------     ---------
         Total common stocks.......................................       561          393           310
   Non-redeemable preferred stocks.................................         5           --             1
                                                                     --------     --------     ---------

         Total equity securities...................................       566          393           311
                                                                     --------     --------     ---------

Other long-term investments........................................        36          102            60
Short-term investments.............................................        66           75           339
                                                                     --------     --------     ---------

         Total investments.........................................    $9,032       $9,270        $9,948
                                                                     ========     ========     =========

-----------
See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments.

(1) Comprises fixed maturities of sovereign foreign governments.

Net Investment Income                                                  Year Ended December 31,
-----------------------                                       ------------------------------------------
                                                               1998              1997             1996
                                                              -------           ------           -------
                                                                     (Dollar amounts in millions)
Interest:
   Taxable..................................................     $558             $624              $655
   Tax-exempt...............................................       58               58                66
                                                              -------           ------           -------
       Total................................................      616              682               721
Dividends from stocks.......................................        9                6                 9
                                                              -------           ------           -------
Total investment income.....................................      625              688               730
Less investment expenses....................................       42               49                51
                                                              -------           ------           -------

Net investment income, pre-tax..............................     $583             $639              $679
                                                              =======           ======           =======
Net investment yield(1).....................................     6.10%            6.39%             6.59%
                                                              =======           ======           =======

----------
(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

            International Employee Benefits and Corporate Investments

     Invested assets for CIGNA's International Life, Health and Employee Benefits segment ("International Employee Benefits") and unallocated corporate investments totaled $2.8 billion and $2.3 billion as of December 31, 1998 and 1997, respectively. They include fixed maturities, policy loans, mortgage loans, and short-term investments. Net investment income for these investments and for cash and cash equivalents was $149 million for 1998, $153 million for 1997, and $154 million for 1996.

I.   Regulation

     CIGNA's subsidiaries, depending on where they operate, are subject to federal, state and foreign regulation. CIGNA's insurance subsidiaries are licensed to do business in, and are subject to regulation and supervision by, the states of the United States, the District of Columbia, certain U.S. territories and various foreign jurisdictions. Although the extent of regulation varies, most jurisdictions have laws and regulations governing rates, solvency, standards of conduct, and various insurance and investment products. Licensing of insurers and their agents and the approval of policy forms are usually required. The form and content of statutory financial statements and the type and concentration of investments are also regulated. Each insurance subsidiary is required to file periodic financial reports with supervisory agencies in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

     Many domestic jurisdictions and certain foreign jurisdictions require licensed insurance companies to support guaranty associations or indemnity funds, which are organized to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers in a particular state to pay such claims on the basis of their proportionate shares of the lines of business of the insolvent insurer. Maximum assessments permitted by law in any one year generally range from 1% to 2% of annual premiums written by each member in a particular state with respect to the categories of business involved and may be offset against premium taxes payable in some states. In addition, insurance and other companies are subject to a variety of assessments to fund insurance-related activities such as workers' compensation second-injury funds, medical risk pools and operating expenses of state regulatory bodies. These assessments are levied on various bases, including companies' proportionate shares of written premiums and incurred or paid losses. For additional information about guaranty fund and other insurance-related assessments, see Note 19 to CIGNA's 1998 Financial Statements included in its Annual Report.

     The National Association of Insurance Commissioners ("NAIC") has developed model solvency-related laws that many states have adopted. The NAIC also uses risk-based capital rules ("RBC rules") for health care, life insurance and property and casualty insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer's adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

     Four levels of regulatory attention may be triggered if an insurance company's ratio of adjusted surplus to risk- based capital ("RBC ratio") is insufficient:

     o If the RBC ratio is between 75% and 100% (the "company action level"), the company must submit a plan to the regulator detailing corrective action that it proposes to undertake.

     o If the RBC ratio is between 50% and 75% (the "regulatory action level"), the company must submit a corrective action plan, and the regulator may issue a corrective order requiring the insurer to comply within a specified period.

     o If the RBC ratio is between 35% and 50% (the "authorized control level"), the regulatory response is the same as at the "regulatory action level" and, in addition, the regulator may take action to rehabilitate or liquidate the insurer.

     o If the RBC ratio is less than 35% (the "mandatory control level"), the regulator must rehabilitate or liquidate the insurer.

An insurance commissioner may allow a property and casualty company at or below the mandatory control level that is writing no business and is running off its existing business to continue its run-off.

     Various foreign jurisdictions prescribe minimum surplus requirements that are based upon liquidity and reserve coverage measures. As of December 31, 1998, CIGNA's health care, life insurance and ongoing domestic property and casualty insurance subsidiaries were adequately capitalized under applicable RBC rules and foreign surplus rules, and the run-off subsidiaries were running off their liabilities as described on page 21.

     Recent state and federal regulatory scrutiny of life and health care insurance companies' marketing and advertising practices, including the adequacy of disclosure regarding products and their future performance, may result in increased regulation.

     CIGNA's insurance subsidiaries are subject to state laws regulating insurers that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance subsidiary and the holding company or its other subsidiaries may require notification to, or be subject to the approval of, one or more state insurance commissioners.

     CIGNA's HMOs are subject to regulation and supervision by various government agencies in the states in which they do business. The extent of regulation varies, but most jurisdictions regulate licensing, solvency, contracts and rates. Regulation of these entities also may include standards for quality assurance, minimum levels of benefits that must be offered and requirements for availability and continuity of care. A few states require HMOs to participate in guaranty funds, special risk pools and administrative funds, and several state legislatures have recently considered insolvency and guaranty fund legislation, a trend that is expected to continue. Increasingly, states are regulating the relationship between HMOs and their contracted providers. Some of CIGNA's HMOs are also federally qualified and subject to regulation as to benefits, solvency and rates under the federal HMO Act. CIGNA administers employee health care benefit plans governed by ERISA and, therefore, may be subject to requirements imposed on ERISA fiduciaries. CIGNA's mental health and substance abuse clinics are licensed by the states in which they operate for quality of treatment.

     In many markets, CIGNA's HMOs offer Medicare programs, which are subject to federal regulation. Under the Balanced Budget Act of 1997 ("BBA"), Medicare payments to participating health care plans may be reduced. BBA and related interim regulations await clarification by the Health Care Financing Administration, the federal agency that administers the Medicare program. See page 5 for additional information.

     In addition, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Mental Health Parity Act of 1996 ("MHPA"), and the Newborns' and Mothers' Health Protection Act of 1996 ("NMHPA") subject health care insurers to new federal regulation. HIPAA imposes guaranteed issuance, renewal and portability requirements on health care insurers and establishes new rules to standardize the electronic transmission of data among insurers, providers and group customers. MHPA generally prohibits group health plans from establishing separate aggregate annual or lifetime dollar limits on mental health benefits. NMHPA provides minimum periods of coverage for hospitalization following childbirth. Federal and state efforts to increase regulation of the health care industry are expected to continue in 1999. Such proposals are discussed on page 10.

     Regulatory concerns with insurance risk selection have increased significantly in recent years. For example, some states have imposed restrictions on the use of underwriting criteria related to AIDS, domestic abuse and credit reports. Also, various interpretations under the Americans with Disabilities Act may affect the provision of insurance benefits under certain types of policies.

     Domestic property and casualty insurers, health insurers and HMOs are required to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to insure risks not acceptable under normal underwriting standards. In addition, states have responded to concerns about the marketing, advertising and underwriting of insurance by increasing the number and frequency of market conduct examinations and imposing larger penalties for violations of laws and regulations pertaining to these functions.

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

     Depending upon their nature, CIGNA's investment management activities and products with United States jurisdictional contacts and its broker-dealer activities are subject to U.S. federal securities laws, ERISA and other federal and state laws governing investment-related activities and products. Investments made by United States insurance companies are subject to state insurance laws. Investment management activities and products outside the

United States, and investments made by non-U.S. insurance companies outside the United States, are subject to local regulation. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

     Federal regulation and taxation may affect CIGNA's operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care and property and casualty industries, current and proposed federal measures that may significantly affect CIGNA's operations include pension and other employee benefit regulation, tax legislation, and Social Security legislation. Congress is also considering several measures that would change the traditional separation of financial services companies. These measures, if enacted, would allow bank affiliates to underwrite insurance and would allow insurance affiliates to perform functions similar to those now reserved for banks; they may also impose new operational limits. For more information concerning proposed federal tax legislation, see page 14 above and pages 12 and 18 of the MD&A section of CIGNA's Annual Report.

     The economic and competitive effects of the legislative and regulatory proposals discussed above will depend upon the final form any such legislation or regulation may take.

J.   Ratings

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

     Insurance ratings represent the opinions of the rating agencies on the financial strength of the company and its capacity to meet the obligations of insurance policies. The principal agencies that rate the Company's insurance subsidiaries characterize their insurance rating scales as follows:

     o A.M. Best Company, Inc. ("A.M. Best"), A++ to F ("Superior" to "In Liquidation");

     o Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest");

     o Standard & Poor's Corp. ("S&P"), AAA to R ("Extremely Strong" to "Regulatory Action"); and

     o Duff & Phelps Credit Rating Co. ("DCR"), AAA to DD ("Highest" to "Order of Liquidation").

     As of March 12, 1999, the insurance rating for Life Insurance Company of North America obtained from A.M. Best was A+ ("Superior," 2nd of 15), and the insurance ratings for CIGNA Insurance Company of Europe S.A.- N.V. obtained from S&P and A.M. Best were A+ ("Strong," 6th of 18) and A ("Excellent," 4th of 15), respectively. The insurance ratings for CG Life and the domestic property and casualty ongoing and run-off operations were as follows:

                                                                  Insurance Ratings(1)
                                                                  --------------------
                                                        Life                Property & Casualty
                                                        ----                -------------------
                                                                        Ongoing           Run-off
                                                       CG Life       Operations(2)     Operations(3)
                                                       -------       -------------     -------------
         A.M. Best..........................             A+               A-                B+
                                                     ("Superior,"    ("Excellent,"     ("Very Good,"
                                                     2nd of 15)        4th of 15)      6th of 15)(4)
         Moody's............................             Aa3             Baa1               Ba1
                                                    ("Excellent,"    ("Adequate,"    ("Questionable,"
                                                      4th of 21)      8th of 21)        11th of 21)
         S&P................................              AA              BBB               BBB
                                                   ("Very Strong,"     ("Good,"          ("Good,"
                                                      3rd of 21)      9th of 21)        9th of 21)
         DCR................................             AA+               A               BBB-
                                                    ("Very high,"      ("High,"        ("Adequate,"
                                                      2nd of 18)      6th of 18)        10th of 18)

------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the agency's rating scale (e.g., CG Life's rating by A.M. Best is the 2nd highest rating awarded in its scale of 15).
(2) The rated Ongoing Operations consist of CIGNA's domestic ongoing property and casualty insurance subsidiaries. For further information, see "Domestic Operations" beginning on page 20.
(3) The rated Run-off Operations consist of domestic insurance subsidiaries that manage a number of expired policies and related claims, including those for asbestos-related and environmental pollution exposures. For further information, see "Run-off Operations" on page 21.
(4) Although this is the sixth highest rating in the A.M. Best rating scale, it is the second highest rating available for run-off operations.

     Debt ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. The principal agencies that rate CIGNA's senior debt characterize their rating scales as follows:

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

     o   Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime");

     o   S&P, A-1+ to D ("Extremely Strong" to "Default");

     o   DCR, D-1+ to D-5 ("Highest" to "Default"); and

     o   Fitch F-1+ to D ("Exceptional" to "Default").

     As of March 12, 1999, the debt ratings obtained from the following agencies were as follows:

                                                                            Debt Ratings(1)
                                                                            ---------------
                                                                           CIGNA Corporation
                                                                           -----------------
                                                                                         Commercial
                                                                  Senior Debt              Paper
                                                                  -----------              -----
         Moody's.....................................                 A3                  Prime-2
                                                            ("Upper-medium-grade,"      ("Strong,"
                                                                   7th of 21)            2nd of 4)
         S&P.........................................                 A                     A-1
                                                                  ("Strong,"             ("Strong,"
                                                                  6th of 22)             2nd of 7)
         DCR.........................................                 A                     D-1
                                                                 ("Adequate,"          ("Very high,"
                                                                  6th of 18)             2nd of 7)
         Fitch.......................................              Not rated                F-1
                                                                                        ("Highest,"
                                                                                         2nd of 6)

------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale.

     The ratings are reviewed routinely by the rating agencies and may be changed at their discretion.


K.   Miscellaneous

     Portions of CIGNA's insurance business are seasonal in nature. Reported claims under group health and certain property and casualty products are generally higher in the first quarter.

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 1998. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 49,900, 47,700, and 42,800 employees as of December 31, 1998, 1997 and 1996, respectively.


Item 2. PROPERTIES

     CIGNA's headquarters are located in approximately 50,000 square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Domestic Property & Casualty, CIGNA International Property & Casualty, CIGNA Group Insurance: Life, Accident, Disability, and CIGNA International Employee Benefits and Life Insurance are located in a leased building of approximately
1.25 million total square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare, CIGNA Reinsurance and CIGNA Investment Management are located in a complex of buildings owned by CIGNA, aggregating approximately 1.4 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA Retirement & Investment Services is located in approximately 268,000 total square feet of leased office space at 280 Trumbull Street, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 15 to CIGNA's 1998 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.


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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Reference is made below to CG Life, which is a subsidiary of CIGNA. All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed.

H. EDWARD HANWAY, 47, President, Chief Operating Officer and a Director of CIGNA since January 1999; President of CIGNA HealthCare from February 1996 until January 1999; and President of CIGNA International from February 1989 until February 1996.

GERALD A. ISOM, 60, President of CIGNA Domestic Property and Casualty since
1993.

THOMAS C. JONES, 52, President of CIGNA Investment Management since October 1997; President of CG Life since March 1995; President of CIGNA Individual Insurance from February 1995 through December 1997; and President of CIGNA Reinsurance Property & Casualty from March 1994 until February 1995.

TERRY L. KENDALL, 52, President of CIGNA International Employee Benefits & Life Insurance since January 1999; Senior Vice President of CIGNA International from May 1998 until January 1999; President and Chief Executive Officer of Golden American Life Insurance Company from September 1993 until April 1998. Golden American Life Insurance Company is a subsidiary of ING Group, a financial services company.

JOHN K. LEONARD, 50, President of CIGNA Group Insurance: Life, Accident, Disability since 1992.

DONALD M. LEVINSON, 53, Executive Vice President of CIGNA since 1988, with responsibility for Human Resources and Services.

FRANCINE M. NEWMAN, 54, President of CIGNA Reinsurance since 1984.

BYRON D. OLIVER, 56, President of CIGNA Retirement & Investment Services since 1988.

WILLIAM M. PASTORE, 50, President of CIGNA HealthCare since January 1999; Senior Vice President of CIGNA HealthCare from December 1995 until January 1999; Vice President of National Service Operations at Citibank from December 1993 until December 1995. Citibank is a subsidiary of Citigroup, a financial services company.

B. KINGSLEY SCHUBERT, 53, President of CIGNA International Property & Casualty since January 1999; President of CIGNA International from February 1996 until January 1999; Senior Vice President of CIGNA International

(Asia-Pacific) from March 1995 until February 1996; President of CIGNA Insurance Company in Japan from June 1992 until February 1996.

JAMES G. STEWART, 56, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

WILSON H. TAYLOR, 55, Chairman of CIGNA since 1989; Chief Executive Officer of CIGNA since 1988; and President of CIGNA from 1988 until January 1999.

THOMAS J. WAGNER, 59, Executive Vice President and General Counsel of CIGNA since 1992.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 51 and under the caption "Stock Listing" on the inside back cover of CIGNA's Annual Report is incorporated by reference, as is the information from Note 8 to CIGNA's 1998 Financial Statements and the number of shareholders of record as of December 31, 1998 under the caption "Highlights" on page 1 of CIGNA's Annual Report.


Item 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page 1 of CIGNA's Annual Report is incorporated by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 10 through 24 of CIGNA's Annual Report is incorporated by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Market Risk of Financial Instruments" on pages 22 and 23 of CIGNA's Annual Report is incorporated by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 25 through 49 and the report of its independent accountants on page 50 of CIGNA's Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 51.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   Directors of the Registrant

     The information under the captions "Nominee for Election," "Nominees for Election" and "Incumbent Directors to Continue in Office" on pages 3 and 4 of CIGNA's proxy statement dated March 23, 1999 are incorporated by reference.

B.   Executive Officers of the Registrant

     See PART I above.

Item 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" beginning on page 10 and "Director Compensation" beginning on page 7 of CIGNA's proxy statement dated March 23, 1999 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "CIGNA Corporation Common Stock and Equivalents Owned by Directors, Nominees and Executive Officers" beginning on page 4 and "CIGNA Corporation Common Stock Owned by Certain Beneficial Owners" on page 20 of CIGNA's proxy statement dated March 23, 1999, relating to security ownership of certain beneficial owners and management, is incorporated by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions of Directors, Executive Officers and Largest Shareholders" on pages 8 and 9 of CIGNA's proxy statement dated March 23, 1999 is incorporated by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's Annual Report:

     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 -- page 25.

     Consolidated Balance Sheets as of December 31, 1998 and 1997 -- page 26.

     Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996 -- page 27.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 -- page 28.

     Notes to Financial Statements -- pages 29 through 49.

     Report of Independent Accountants, PricewaterhouseCoopers LLP -- page 50.

     (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

     (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

     B. During the last quarter of the fiscal year ended December 31, 1998, the registrant filed a Report on Form 8-K dated November 2, 1998 containing a copy of a news release reporting its third quarter 1998 results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 26, 1999

                                          CIGNA Corporation

                                          By:   /s/ JAMES G. STEWART
                                                --------------------------------
                                                James G. Stewart
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

Principal Executive Officer:              Directors:*

                                          Robert P. Bauman
                                          Robert H. Campbell
Wilson H. Taylor*                         Alfred C. DeCrane, Jr.
Chairman, Chief Executive Officer         H. Edward Hanway
and a Director                            Peter N. Larson
                                          Joseph Neubauer
                                          Charles R. Shoemate
                                          Louis W. Sullivan, M.D.
                                          Harold A. Wagner
Principal Accounting Officer:             Carol Cox Wait
                                          Marilyn Ware
/s/ JAMES A. SEARS
-----------------------------------
James A. Sears
Vice President and Chief Accounting
Officer

                                          *By:  /s/ THOMAS J. WAGNER
                                                --------------------------------
                                                Thomas J. Wagner
                                                Attorney-in-Fact

                       CIGNA CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                            PAGE

Report of Independent Accountants on Financial Statement Schedules........  FS-2

Schedules
     I   Summary of Investments--Other Than Investments in Related
         Parties as of December 31, 1998..................................  FS-3
     II  Condensed Financial Information of CIGNA Corporation
         (Registrant).....................................................  FS-4
     III Supplementary Insurance Information.............................. FS-10
     IV  Reinsurance...................................................... FS-12
     V   Valuation and Qualifying Accounts and Reserves................... FS-13
     VI  Supplemental Information Concerning Property-Casualty
         Insurance Operations............................................. FS-14


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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
 of CIGNA Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 9, 1999 appearing on page 50 of the 1998 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
February 9, 1999

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1998
                                  (In millions)


                                                                                                    Amount at which
                                                                                                     shown in the
                                                                                        Fair         consolidated
Type of Investment                                                     Cost             Value        balance sheet
------------------                                                     ----             -----        -------------
Fixed maturities
   Bonds:
     United States government and government agencies and
       authorities............................................        $   972           $ 1,438           $ 1,438
     States, municipalities and political subdivisions........          2,212             2,386             2,386
     Foreign governments......................................          2,707             2,867             2,867
     Public utilities.........................................          1,769             1,860             1,860
     Convertibles and bonds with warrants attached............              7                 7                 7
     All other corporate bonds................................         15,141            15,992            15,992
   Asset-backed securities....................................          7,790             8,068             8,068
   Redeemable preferred stocks................................             16                16                16
                                                                      -------           -------           -------
       Total fixed maturities.................................         30,614            32,634            32,634
                                                                      -------           -------           -------

Equity securities
   Common stocks:
     Industrial, miscellaneous and all other..................            534               767               767
     Banks, trust and insurance companies.....................            127               164               164
     Public utilities.........................................             61                94                94
   Non-redeemable preferred stocks............................             24                18                18
                                                                      -------           -------           -------
       Total equity securities................................            746             1,043             1,043
                                                                      -------           -------           -------

Mortgage loans on real estate.................................          9,599                               9,599
Policy loans..................................................          6,185                               6,185
Real estate investments (including $332 million of real
   estate acquired in satisfaction of debt)...................            733                                 733
Other long-term investments...................................            205                                 205
Short-term investments........................................            308                                 308
                                                                      -------                             -------

       Total investments......................................        $48,390                             $50,707
                                                                      =======                             =======

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                              STATEMENTS OF INCOME
                                  (In millions)

                                                                             For the year ended December 31,
                                                                         --------------------------------------
                                                                         1998             1997             1996
                                                                         ----             ----             ----
Intercompany income...........................................         $    2            $    2            $    2
                                                                       ------            ------            ------
   Total revenues.............................................              2                 2                 2
                                                                       ------            ------            ------

Operating expenses:
   Interest...................................................            123               118                93
   Intercompany interest......................................             42                20                30
   Other......................................................              5                 6                10
                                                                       ------            ------            ------
     Total operating expenses.................................            170               144               133
                                                                       ------            ------            ------
Loss before income taxes......................................           (168)             (142)             (131)
Income tax benefit............................................            (52)              (39)              (39)
                                                                       ------            ------            ------
Loss of parent company........................................           (116)             (103)              (92)
Equity in income of subsidiaries..............................          1,408             1,189             1,148
                                                                       ------            ------            ------

Net income....................................................         $1,292            $1,086            $1,056
                                                                       ======            ======            ======

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                                 BALANCE SHEETS
                                  (In millions)

                                                                                            As of December 31,
                                                                                          ---------------------
                                                                                          1998             1997
                                                                                          ----             ----
Assets:
   Cash and cash equivalents.........................................                 $     1             $     1
   Investments in subsidiaries.......................................                  10,498              10,683
   Other assets......................................................                     103                  77
   Goodwill..........................................................                      19                  39
                                                                                      -------             -------
     Total assets....................................................                 $10,621             $10,800
                                                                                      =======             =======


Liabilities:
   Intercompany......................................................                 $   439             $   425
   Short-term debt...................................................                     268                 687
   Long-term debt....................................................                   1,361               1,371
   Other liabilities.................................................                     276                 385
                                                                                      -------             -------
     Total liabilities...............................................                   2,344               2,868
                                                                                      -------             -------


Shareholders' Equity:
   Common stock (shares issued, 265; 264)............................                      66                  66
   Additional paid-in capital........................................                   2,719               2,655
   Net unrealized appreciation-- fixed maturities....................      $   750            $   752
   Net unrealized appreciation-- equity securities...................          206                132
   Net translation of foreign currencies.............................         (114)              (126)
                                                                           -------            -------
     Accumulated other comprehensive income..........................                     842                 758
   Retained earnings.................................................                   6,746               5,696
   Less treasury stock, at cost......................................                  (2,096)             (1,243)
                                                                                      -------             -------
     Total shareholders' equity......................................                   8,277               7,932
                                                                                      -------             -------
     Total liabilities and shareholders' equity......................                 $10,621             $10,800
                                                                                      =======             =======

              See Notes to Condensed Financial Statements on FS-7.

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
              CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                  (REGISTRANT)
                            STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                             For the year ended December 31,
                                                                      -------------------------------------------
                                                                         1998             1997             1996
                                                                         ----             ----             ----
Cash Flows from Operating Activities:
Net Income....................................................        $ 1,292           $ 1,086           $ 1,056
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Equity in income of subsidiaries.........................         (1,408)           (1,189)           (1,148)
     Dividends received from subsidiaries.....................          2,411               847               926
     Other liabilities........................................           (144)              (74)             (148)
     Other, net...............................................             45               104                 6
                                                                      -------           -------           -------
       Net cash provided by operating activities..............          2,196               774               692
                                                                      -------           -------           -------

Cash Flows from Investing Activities:
Capital contributions to subsidiaries.........................         (1,028)           (1,124)             (250)
Other, net....................................................            (17)              (10)              (14)
                                                                      -------           -------           -------
       Net cash used in investing activities..................         (1,045)           (1,134)             (264)
                                                                      -------           -------           -------

Cash Flows from Financing Activities:
Net change in intercompany debt...............................            329                 3               253
Net change in short-term debt.................................           (348)              358                (6)
Issuance of long-term debt.................................                --               600                --
Repayment of long-term debt...................................            (82)              (39)             (157)
Repurchase of common stock....................................           (833)             (335)             (292)
Issuance of common stock......................................             26                19                12
Common dividends paid.........................................           (243)             (245)             (242)
                                                                      -------           -------           -------
       Net cash provided by (used in) financing activities....         (1,151)              361              (432)
                                                                      -------           -------           -------

Net increase (decrease) in cash and cash equivalents..........             --                 1                (4)
Cash and cash equivalents, beginning of year..................              1                --                 4
                                                                      -------           -------           -------
Cash and cash equivalents, end of year.......................         $     1           $     1           $    --
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

          In January 1999, CIGNA entered into an agreement to sell its domestic and international property and casualty businesses to ACE Limited for cash proceeds of $3.45 billion. The sale, which is subject to U.S. and international regulatory approval and other conditions to closing, is expected to be completed by mid- 1999. Net assets of the businesses to be sold were approximately $2.3 billion as of December 31, 1998. The determination of the gain on sale will be affected by changes to net assets through closing for results of operations and dividends from the businesses to be sold, as well as transaction costs and other adjustments.

          As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of $773 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell this business is in the form of an indemnity reinsurance arrangement, the remaining $571 million of the gain was deferred and is being recognized at the rate that earnings from the business sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized $66 million of the deferred gain in 1998.

Note 2--  Long-term debt, net of current maturities, consists of CIGNA's
          8.16% Notes due 2000; 8 3/4% Notes due 2001; 7.17% Notes due 2002;
          7.4% Notes due 2003; 6 3/8% Notes due 2006; 7.4% Notes due 2007; 8
          1/4% Notes due 2007; 7.65% Notes due 2023; 8.3% Notes due 2023; 7 7/8%
          Debentures due 2027; 8.3% Step Down Notes due 2033; and Medium-term Notes with interest rates ranging from 6 1/4% to 9 1/2%, and original maturity dates from approximately five to ten years. As of December 31, 1998 and 1997, the weighted average interest rate on Medium-term Notes was 8.0% and 8.3%, respectively.

          Maturities of long-term debt for each of the next five years are as follows: 1999-$10 million; 2000-$53 million; 2001-$145 million;
          2002-$36 million; 2003-$126 million.

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

          As of December 31, 1998, CIGNA had $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

          Interest paid on short- and long-term debt amounted to $124 million, $113 million and $97 million, for 1998, 1997 and 1996, respectively.

Note 3-- CIGNA Corporation files a consolidated U.S. federal income tax return with its domestic subsidiaries. Net income taxes paid in connection with the consolidated return were $780 million, $536 million and $285 million during 1998, 1997, and 1996, respectively.

Note 4-- On April 22, 1998, CIGNA's shareholders approved a three-for-one common stock split, an increase in the number of common shares authorized for issuance from 200 million to 600 million and a decrease in the par value of common stock from $1 per share to $0.25 per share. These actions resulted in a reduction in common stock and corresponding increase in additional paid-in capital of $22 million. Share and per share data have been retroactively adjusted for the stock split as though it had occurred at the beginning of the periods presented.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                       CIGNA CORPORATION AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                  (In millions)

                                                                       Deferred       Future policy        Unpaid
                                                                         policy        benefits and        claims
                                                                      acquisition     contractholder      and claim
           Segment                                                       costs         deposit funds      expenses
           -------                                                    -----------     --------------      ---------
Year Ended December 31, 1998:
   Property and Casualty:
     International............................................         $  171           $   203           $ 2,341
     Domestic.................................................            166                --             6,252
     Run-off operations.......................................              2                54             6,033
                                                                       ------           -------           -------
       Total Property and Casualty............................            339               257            14,626
   Employee Health Care, Life and Disability Benefits.........             23             4,414             2,464
   Employee Retirement Benefits and Investment Services.......            153            20,197                10
   International Life, Health and Employee Benefits...........            533             2,327               488
   Other Operations...........................................             21            16,179               429
   Corporate..................................................             --                --                --
                                                                       ------           -------           -------
     Total....................................................         $1,069           $43,374           $18,017
                                                                       ======           =======           =======
Year Ended December 31, 1997:
   Property and Casualty:
     International............................................         $  164           $   172           $ 2,281
     Domestic.................................................            165                --             6,060
     Run-off operations.......................................             --                63             6,589
                                                                       ------           -------           -------
       Total Property and Casualty............................            329               235            14,930
   Employee Health Care, Life and Disability Benefits.........             22             4,277             2,311
   Employee Retirement Benefits and Investment Services.......            139            20,221                 5
   International Life, Health and Employee Benefits...........            354             1,888               321
   Other Operations...........................................            698            16,037               339
   Corporate..................................................             --                --                --
                                                                       ------           -------           -------
     Total....................................................         $1,542           $42,658           $17,906
                                                                       ======           =======           =======
Year Ended December 31, 1996:
   Property and Casualty:
     International............................................         $  167           $   186           $ 2,352
     Domestic.................................................            174                --             6,469
     Run-off operations.......................................              2                73             7,503
                                                                       ------           -------           -------
       Total Property and Casualty............................            343               259            16,324
   Employee Health Care, Life and Disability Benefits.........             27             4,288             1,972
   Employee Retirement Benefits and Investment Services.......             88            19,106                 1
   International Life, Health and Employee Benefits...........             81             1,909               276
   Other Operations...........................................            691            16,100               268
   Corporate..................................................             --                --                --
                                                                       ------           -------           -------
     Total....................................................         $1,230           $41,662           $18,841
                                                                       ======           =======           =======

                                                    Benefits,
                                      Net          losses and        Policy          Other
  Unearned          Premiums      investment       settlement      acquisition     operating       Premiums
  premiums        and fees (1)    income (2)      expenses (1)      expenses       expenses         written
  --------        ------------    ----------      ------------      --------       --------         -------


   $  629           $ 1,449         $  102           $   932         $  394         $  249          $1,484
      768             1,511            231             1,128            350            415           1,510
        4                (3)           250               187              9             84              (4)
   ------           -------         ------           -------         ------         ------          ------
    1,401             2,957            583             2,247            753            748           2,990
      244            11,421            589             8,374              9          3,191              --
        1               257          1,613             1,253             32            220              --
      275             1,227            115               926            152            231              --
       69               551            771             1,061              8            287              --
       --                --             34                --             --            (65)             --
   ------           -------         ------           -------         ------         ------          ------
   $1,990           $16,413         $3,705           $13,861         $  954         $4,612          $2,990
   ======           =======         ======           =======         ======         ======          ======




   $  573           $ 1,539         $  118           $   823         $  408         $  271          $1,576
      739             1,593            239             1,165            367            426           1,496
        6                22            282               232             14             82              11
   ------           -------         ------           -------         ------         ------          ------
    1,318             3,154            639             2,220            789            779           3,083
      166             9,546            563             7,098              8          2,800              --
        1               221          1,655             1,342             26            177              --
      225             1,076            122               862            130            175              --
       64               938          1,235             1,507             93            456              --
       --                --             31                --             --            (74)             --
   ------           -------         ------           -------         ------         ------          ------
   $1,774           $14,935         $4,245           $13,029         $1,046         $4,313          $3,083
   ======           =======         ======           =======         ======         ======          ======


   $  591           $ 1,587         $  118           $   837         $  419         $  258          $1,616
      862             1,671            259             1,297            383            360           1,637
       17               159            302               333             58            100              76
   ------           -------         ------           -------         ------         ------          ------
    1,470             3,417            679             2,467            860            718           3,329
      141             8,375            567             6,243             13          2,332              --
        1               272          1,716             1,478             21            181              --
      279               981            125               794            126            178              --
       49               871          1,217             1,491            118            398              --
       --                --             29                --             --            (69)             --
   ------           -------         ------           -------         ------         ------          ------
   $1,940           $13,916         $4,333           $12,473         $1,138         $3,738          $3,329
   ======           =======         ======           =======         ======         ======          ======

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

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                          (Dollar amounts in millions)

                                                                                                        Percentage
                                                                   Ceded to      Assumed                 of amount
                                                        Gross        other     from other       Net       assumed
                                                       amount      companies    companies     amount      to net
                                                       ------      ---------    ---------     ------    ----------
Year Ended December 31, 1998:
   Life insurance in force.......................     $510,075     $80,978      $160,592     $589,689      27.2%
                                                      ========     =======      ========     ========      ====

   Premiums and fees:
     Life insurance and annuities................     $  3,354     $   714      $    641     $  3,281      19.5%
     Accident and health insurance...............       10,566         416           482       10,632       4.5
     Property and casualty insurance.............        3,516       1,396           380        2,500      15.2
                                                      --------     -------      --------     --------
       Total.....................................     $ 17,436     $ 2,526      $  1,503     $ 16,413       9.2%
                                                      ========     =======      ========     ========      ====

Year Ended December 31, 1997:
   Life insurance in force.......................     $543,241     $60,855      $152,031     $634,417      24.0%
                                                      ========     =======      ========     ========      ====

   Premiums and fees:
     Life insurance and annuities................     $  3,189     $   272      $    595     $  3,512      16.9%
     Accident and health insurance...............        8,569         404           574        8,739       6.6
     Property and casualty insurance.............        3,534       1,368           518        2,684      19.3
                                                      --------     -------      --------     --------
       Total.....................................     $ 15,292     $ 2,044      $  1,687     $ 14,935      11.3%
                                                      ========     =======      ========     ========      ====

Year Ended December 31, 1996:
   Life insurance in force.......................     $502,558     $54,850      $155,100     $602,808      25.7%
                                                      ========     =======      ========     ========      ====

   Premiums and fees:
     Life insurance and annuities................     $  3,142     $   252      $    710     $  3,600      19.7%
     Accident and health insurance...............        7,324         339           392        7,377       5.3
     Property and casualty insurance.............        3,839       1,531           631        2,939      21.5
                                                      --------     -------      --------     --------
       Total.....................................     $ 14,305     $ 2,122      $  1,733     $ 13,916      12.5%
                                                      ========     =======      ========     ========      ====

                                CIGNA CORPORATION

                                   SCHEDULE V
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In millions)

                                                                  Charged      Charged
                                                                (Credited)   (Credited)
                                                  Balance at        to        to other     Other         Balance
                                                   beginning     costs and    accounts    deductions     at end
             Description                           of period     expenses   -describe(1) -describe(2)   of period
             -----------                           ---------     --------   ------------ ------------   ---------
1998:
Investment asset valuation reserves:
   Mortgage loans................................     $ 50         $ (2)        $ (7)       $ (35)        $  6
   Real estate...................................       29            2            5           --           36
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................      138           33           --          (37)         134
   Reinsurance recoverables......................      720           27            1          (43)         705
Deferred tax asset valuation
   allowance.....................................       53           --           --           --           53

1997:
Investment asset valuation reserves:
   Mortgage loans................................     $101         $ 16         $ 15        $ (82)        $ 50
   Real estate...................................       67           --           (6)         (32)          29
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................       98           61           --          (21)         138
   Reinsurance recoverables......................      711           23           --          (14)         720
Deferred tax asset valuation
   allowance.....................................       47            6           --           --           53

1996:
Investment asset valuation reserves:
   Mortgage loans................................     $ 88         $ 26         $ 37        $ (50)        $101
   Real estate...................................       58           18           11          (20)          67
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................      105           13           --          (20)          98
   Reinsurance recoverables......................      700           31           --          (20)         711
Deferred tax asset valuation
   allowance.....................................       48           (1)          --           --           47

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

                       CIGNA CORPORATION AND SUBSIDIARIES

                                   SCHEDULE VI
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                  (In millions)

-------------------------------------------------------------------------------------------------------------------------
              Column A                                    Column B          Column C         Column D         Column E
-------------------------------------------------------------------------------------------------------------------------
                                                                          Reserves for
                                                          Deferred        unpaid claims      Discount,
             Affiliation                                   policy           and claim         if any,
                With                                     acquisition       adjustment       deducted in       Unearned
             Registrant                                     costs           expenses        column C(1)       premiums
--------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1998:
   Consolidated property-casualty entities.......           $339             $14,626            $14            $1,401

Year Ended December 31, 1997:
   Consolidated property-casualty entities.......           $329             $14,930            $15            $1,318

Year Ended December 31, 1996:
   Consolidated property-casualty entities.......           $343             $16,324            $18            $1,470

-------------------------------------------------------------------------------------------------------------------------
          Column F         Column G                 Column H                    Column I       Column J        Column K
-------------------------------------------------------------------------------------------------------------------------
                                                Claims and claim
                                                adjustment expenses
                                                incurred related to:          Amortization    Paid claims
                              Net                                              of deferred     and claim
           Earned         investment         Current             Prior        policy acqui-   adjustment       Premiums
         premiums(2)        income           year(2)            year(2)       sition costs    expenses(2)       written
-------------------------------------------------------------------------------------------------------------------------


           $2,957            $583            $2,049                $177           $753           $2,655         $2,990


           $3,154            $639            $1,990                $218           $789           $2,935         $3,083


           $3,417            $679            $2,257                $177           $860           $2,958         $3,329

------------
(1)  Discounts were computed using an annual interest rate of 9%.
(2)  Amounts presented are shown net of the effects of reinsurance.

                                INDEX TO EXHIBITS

Number                             Description                                         Method of Filing
--------                           -----------                                         ---------------
 3.1            Restated Certificate of Incorporation of the               Filed as Exhibit 3 to the registrant's Form 10-Q for
                registrant as last amended July 22, 1998                   the quarter ended June 30, 1998 and incorporated
                                                                           herein by reference.

 3.2            By-Laws of the registrant as last amended and              Filed as Exhibit 3.2 to the registrant's Form 10-K for
                restated February 25, 1998                                 the year ended December 31, 1997 and incorporated
                                                                           herein by reference.

 4(a)           Amended and Restated Shareholder Rights                    Filed as Item 1 and Exhibit 1 to the registrant's Form
                Agreement dated as of July 22, 1998 between                8-A/A Amendment No. 1 dated July 22, 1998 and
                CIGNA Corporation and First Chicago Trust                  incorporated herein by reference.
                Company of New York

  (b)           Amendment No. 1 dated as of December 14,                   Filed as Item 1 and Exhibit 1 to the registrant's Form
                1998 to the Amended and Restated                           8-A/A Amendment No. 2 dated December 14, 1998
                Shareholder Rights Agreement between                       and incorporated herein by reference.
                CIGNA Corporation and First Chicago Trust
                Company of New York

                      Exhibits 10.1 through 10.24 are filed as exhibits pursuant to Item 14(c) of Form 10-K.


10.1            Deferred Compensation Plan for Directors of                Filed as Exhibit 10.1 to the registrant's Form 10-K for
                CIGNA Corporation, as amended and restated                 the year ended December 31, 1996 and incorporated
                as of January 1, 1997                                      herein by reference.

10.2            Retirement and Consulting Plan for Directors               Filed herewith.
                of CIGNA Corporation, as amended and
                restated as of May 29, 1991

10.3            Restated Restricted Stock Plan for Non-                    Filed as Exhibit 10 to the registrant's Form 10-Q for
                Employee Directors of CIGNA Corporation                    the quarter ended June 30, 1998 and incorporated
                dated as of April 22, 1998                                 herein by reference.

10.4            Description of Stock Compensation Plan for                 Filed as Exhibit 10 to the registrant's Form 10-Q for
                Non-Employee Directors of CIGNA                            the quarter ended June 30, 1997 and incorporated
                Corporation, as amended and restated effective             herein by reference.
                July 1, 1997

10.5            CIGNA Corporation Stock Plan, as amended                   Filed herewith.
                and restated through February 24, 1999

10.6      (a)   CIGNA Corporation Executive Stock                          Filed herewith.
                Incentive Plan, as amended and restated March
                23, 1988

          (b)   Amendment No.1 dated as of September 28,                   Filed herewith.
                1988 to the CIGNA Corporation Executive
                Stock Incentive Plan

          (c)   Amendment No. 2 dated as of March 27, 1991                 Filed herewith.
                to the CIGNA Corporation Executive Stock
                Incentive Plan



          (d)   Amendment No. 3 dated as of July 31, 1996 to               Filed as Exhibit 10.3 to the registrant's Form 10-Q for
                the CIGNA Corporation Executive Stock                      the quarter ended June 30, 1996 and incorporated
                Incentive Plan                                             herein by reference.

10.7            CIGNA Executive Severance Benefits Plan                    Filed as Exhibit 10.11 to the registrant's Form 10-K for
                effective as of January 1, 1997                            the year ended December 31, 1996 and incorporated
                                                                           herein by reference.

10.8      (a)   CIGNA Executive Incentive Plan effective as                Filed as Appendix A to the registrant's Definitive
                of January 1, 1997                                         Proxy Statement on Schedule 14A dated March 19,
                                                                           1997 and incorporated herein by reference.

          (b)   Amendment No. 1 to the CIGNA Executive                     Filed as Exhibit 10.8(b) to the registrant's Form 10-K
                Incentive Plan dated as of February 25, 1998               for the year ended December 31, 1997 and
                                                                           incorporated herein by reference.

10.9            CIGNA Long-Term Incentive Plan, as                         Filed herewith.
                amended and restated through February 24,
                1999

10.10     (a)   Deferred Compensation Plan of CIGNA                        Filed as Exhibit 10.15 to the registrant's Form 10-K for
                Corporation and Participating Subsidiaries, as             the year ended December 31, 1995 and incorporated
                amended and restated as of January 1, 1996                 herein by reference.

          (b)   Amendment No. 1 dated as of December 16,                   Filed as Exhibit 10.9(b) to the registrant's Form 10-K
                1996 to the Deferred Compensation Plan of                  for the year ended December 31, 1996 and
                CIGNA Corporation and Participating                        incorporated herein by reference.
                Subsidiaries

10.11           CIGNA Supplemental Pension Plan as                         Filed as Exhibit 10 to the registrant's Form 10-Q for
                amended and Restated as of August 1, 1998                  the quarter ended September 30, 1998 and incorporated
                                                                           herein by reference.

10.12           Description of CIGNA Corporation Financial                 Filed as Exhibit 10.9 to the registrant's Form 10-K for
                Services Program                                           the year ended December 31, 1997 and incorporated
                                                                           herein by reference.

10.13           Description of the CIGNA Corporation Key                   Filed herewith.
                Management Annual Incentive Bonus Plan

10.14           Agreement dated February 9, 1993 between                   Filed herewith.
                Mr. Isom and the registrant

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

10.17           Non-Compete Agreement dated October 20,                    Filed as Exhibit 10.17 to the registrant's Form 10-K for
                1997 between Mr. Taylor and the registrant                 the year ended December 31, 1997 and incorporated
                                                                           herein by reference.


10.18           Form of Non-Compete Agreement dated                        Filed as Exhibit 10.18 to the registrant's Form 10-K for
                December 8, 1997 with Messrs. Stewart,                     the year ended December 31, 1997 and incorporated
                Isom, Hanway and Levinson                                  herein by reference.

10.19           Description of Mandatory Deferral of Non-                  Filed as Exhibit 10.17 to the registrant's Form 10-K for
                Deductible Executive Compensation                          the year ended December 31, 1996 and incorporated
                Arrangement                                                herein by reference.

10.20           Special Incentive Agreement with Mr. Taylor                Filed as Exhibit 10.1 to the registrant's Form 10-Q for
                dated March 17, 1998                                       the quarter ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.21           Special Incentive Agreement with Mr. Stewart               Filed as Exhibit 10.2 to the registrant's Form 10-Q for
                dated March 17, 1998                                       the quarter ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.22           Special Incentive Agreement with Mr.                       Filed as Exhibit 10.3 to the registrant's Form 10-Q for
                Levinson dated March 17, 1998                              the quarter ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.23           Special Incentive Agreement with Mr. Isom                  Filed as Exhibit 10.4 to the registrant's Form 10-Q for
                dated March 17, 1998                                       the quarter ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.24           Special Incentive Agreement with Mr. Hanway                Filed as Exhibit 10.5 to the registrant's Form 10-Q for
                dated March 17, 1998                                       the quarter ended March 31, 1998 and incorporated
                                                                           herein by reference.

12              Computation of Ratios of Earnings to Fixed                 Filed herewith.
                Charges

13              Portions of registrant's 1998 Annual Report to             Filed herewith.
                Shareholders (Entire Annual Report bound in
                printed versions of Form 10-K)

21              Subsidiaries of the Registrant                             Filed herewith.

23              Consent of Independent Accountant                          Filed herewith.

24.1            Powers of Attorney                                         Filed herewith.

24.2            Certified Resolutions                                      Filed herewith.

27              Financial Data Schedule                                    Included only in EDGAR version of the Form 10K.


     The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty
Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, PA 19192-2378.