Form 10-Q
period 1999-03-31
CIGNA CORP
filed 1999-05-07
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

                          Commission file number 1-8323
                                                 ------

                                CIGNA Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                     Delaware                          06-1059331
                    ---------                          ----------
          (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)         Identification No.)

                      One Liberty Place, 1650 Market Street
                        Philadelphia, Pennsylvania 19192
                        --------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                                     Yes  x     No ___

  As of March 31, 1999, 203,460,700 shares of the issuer's Common Stock were outstanding.

                                CIGNA CORPORATION


                                      INDEX


                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Income Statements                         1
                  Consolidated Balance Sheets                            2
                  Consolidated Statements of Comprehensive
                    Income and Changes in Shareholders' Equity           3
                  Consolidated Statements of Cash Flows                  4
                  Notes to Financial Statements                          5

         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations     11

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      23

SIGNATURE                                                               24

EXHIBIT INDEX                                                           25


As used herein, "CIGNA" refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements
-----------------------------

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                        1999             1998
=================================================================================================================================
REVENUES
Premiums and fees                                                                                  $      4,263     $      3,901
Net investment income                                                                                       858              937
Other revenues                                                                                              237              514
Realized investment gains                                                                                    42               59
                                                                                                     -----------      -----------
    Total revenues                                                                                        5,400            5,411
                                                                                                     -----------      -----------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                                                                  3,516            3,333
Policy acquisition expenses                                                                                 246              228
Other operating expenses                                                                                  1,208            1,082
                                                                                                     -----------      -----------
    Total benefits, losses and expenses                                                                   4,970            4,643
                                                                                                     -----------      -----------

INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                                                                      430              768
                                                                                                     -----------      -----------

Income taxes (benefits):
    Current                                                                                                  95              432
    Deferred                                                                                                 56             (159)
                                                                                                     -----------      -----------
        Total taxes                                                                                         151              273
                                                                                                     -----------      -----------

INCOME BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                                                                            279              495

Cumulative effect of accounting change for
     guaranty fund and other insurance-related
     assessments, net of taxes                                                                              (91)               0
                                                                                                     -----------      -----------

NET INCOME                                                                                         $        188     $        495
-------------------------------------------------------------------------------------------------================================

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting
     change                                                                                        $       1.36     $       2.30
Cumulative effect of accounting change                                                                    (0.44)               0
                                                                                                     -----------      -----------

NET INCOME                                                                                         $       0.92     $       2.30
-------------------------------------------------------------------------------------------------================================

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting
     change                                                                                        $       1.34     $       2.27
Cumulative effect of accounting change                                                                    (0.43)               0
                                                                                                     -----------      -----------

NET INCOME                                                                                         $       0.91     $       2.27
-------------------------------------------------------------------------------------------------================================

DIVIDENDS DECLARED PER SHARE                                                                       $       0.30     $       0.29
-------------------------------------------------------------------------------------------------================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                       As of                    As of
                                                                                     March 31,               December 31,
                                                                                       1999                      1998
=========================================================================================================================
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $30,636; $30,614)               $  32,020                $  32,634
   Equity securities, at fair value (cost, $729; $746)                                  1,056                    1,043
   Mortgage loans                                                                       9,847                    9,599
   Policy loans                                                                         4,433                    6,185
   Real estate                                                                            807                      733
   Other long-term investments                                                            181                      205
   Short-term investments                                                                 233                      308
                                                                                    -----------              -----------
       Total investments                                                               48,577                   50,707
Cash and cash equivalents                                                               2,227                    3,028
Accrued investment income                                                                 768                      769
Premiums, accounts and notes receivable                                                 4,664                    4,469
Reinsurance recoverables                                                               12,803                   12,925
Deferred policy acquisition costs                                                       1,075                    1,069
Property and equipment                                                                    905                      938
Deferred income taxes                                                                   2,022                    1,861
Other assets                                                                            1,396                    1,543
Goodwill and other intangibles                                                          2,461                    2,495
Separate account assets                                                                35,555                   34,808
------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                $ 112,453                $ 114,612
----------------------------------------------------------------------------------======================================


LIABILITIES
Contractholder deposit funds                                                        $  28,781                $  30,864
Unpaid claims and claim expenses                                                       17,848                   18,017
Future policy benefits                                                                 12,290                   12,510
Unearned premiums                                                                       1,933                    1,990
                                                                                    -----------              -----------
         Total insurance and contractholder liabilities                                60,852                   63,381
Accounts payable, accrued expenses and other liabilities                                6,871                    6,765
Current income taxes                                                                       28                       56
Short-term debt                                                                           293                      272
Long-term debt                                                                          1,404                    1,431
Separate account liabilities                                                           35,136                   34,430
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                            104,584                  106,335
------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY
Common stock (par value, $0.25; shares issued, 266; 265)                                   67                       66
Additional paid-in capital                                                              2,788                    2,719
Net unrealized appreciation, fixed maturities                         $     495                $     750
Net unrealized appreciation, equity securities                              229                      206
Net translation of foreign currencies                                      (221)                    (114)
                                                                      ---------                ---------
   Accumulated other comprehensive income                                                 503                      842
Retained earnings                                                                       6,873                    6,746
Less treasury stock, at cost                                                           (2,362)                  (2,096)
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                     7,869                    8,277
------------------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                                 $ 112,453                $ 114,612
----------------------------------------------------------------------------------======================================

SHAREHOLDERS' EQUITY PER SHARE                                                      $   38.68                $   40.25
----------------------------------------------------------------------------------======================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
    SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended March 31,                                                       1999                             1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Compre-             Share-       Compre-            Share-
                                                                         hensive            holders'      hensive          holders'
                                                                         Income               Equity       Income            Equity
====================================================================================================================================
Common stock, January 1                                                                 $        66                      $      66
  Issuance of common stock for employee benefits plans                                            1                              0
                                                                                        -----------                      -----------
Common stock, March 31                                                                           67                             66
                                                                                        -----------                      -----------

Additional paid-in capital, January 1                                                         2,719                          2,655
  Issuance of common stock for employee benefits plans                                           69                             40
                                                                                        -----------                      -----------
Additional paid-in capital, March 31                                                          2,788                          2,695
                                                                                        -----------                      -----------

Accumulated other comprehensive income, January 1                                               842                            758
  Net unrealized depreciation, fixed maturities                      $      (255)              (255)    $     (29)             (29)
  Net unrealized appreciation, equity securities                              23                 23            82               82
                                                                     -----------                        ---------
      Net unrealized appreciation (depreciation) on securities              (232)                              53
  Net translation of foreign currencies                                     (107)              (107)            1                1
                                                                     -----------                        ---------
          Other comprehensive income (loss)                                 (339)                              54
                                                                                        -----------                      -----------
Accumulated other comprehensive income, March 31                                                503                            812
                                                                                        -----------                      -----------

Retained earnings, January 1                                                                  6,746                          5,696
  Net income                                                                 188                188           495              495
  Common dividends declared                                                                     (61)                           (62)
                                                                                        -----------                      -----------
Retained earnings, March 31                                                                   6,873                          6,129
                                                                                        -----------                      -----------

Treasury stock, January 1                                                                    (2,096)                        (1,243)
  Repurchase of common stock                                                                   (229)                          (111)
  Other treasury stock transactions, net                                                        (37)                           (23)
                                                                                        -----------                      -----------
Treasury stock, March 31                                                                     (2,362)                        (1,377)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY           $      (151)       $     7,869     $     549        $   8,325
---------------------------------------------------------------------===============================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                                 Three Months Ended March 31,
                                                                                                 1999                      1998
==================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Income before cumulative effect of accounting change                                  $         279             $         495
    Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by (used in) operating activities:
            Insurance liabilities                                                                  (194)                       12
            Reinsurance recoverables                                                                158                       167
            Deferred policy acquisition costs                                                       (28)                      (33)
            Premiums, accounts and notes receivable                                                (208)                     (167)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                                 47                       119
            Deferred income taxes                                                                    56                      (159)
            Realized investment gains                                                               (42)                      (59)
            Depreciation and goodwill amortization                                                   82                        78
            Gain on sale of businesses                                                              (26)                     (342)
            Other, net                                                                               (2)                     (192)
                                                                                            ------------              ------------
                Net cash provided by (used in) operating activities                                 122                       (81)
                                                                                            ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                                          1,265                     1,594
        Equity securities                                                                            96                        92
        Mortgage loans                                                                               51                       345
        Other                                                                                       335                       137
    Investment maturities and repayments:
        Fixed maturities                                                                          1,024                       940
        Mortgage loans                                                                              115                       232
    Investments purchased:
        Fixed maturities                                                                         (2,388)                   (2,616)
        Equity securities                                                                           (79)                     (152)
        Mortgage loans                                                                             (492)                     (479)
        Other                                                                                       (84)                     (792)
    Sale of individual life insurance and annuity business, net proceeds                              0                     1,296
    Other, net                                                                                      (80)                      (60)
                                                                                            ------------              ------------
                Net cash provided by (used in) investing activities                                (237)                      537
                                                                                            ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                                1,838                     1,604
    Withdrawals and benefit payments from contractholder deposit funds                           (2,272)                   (1,774)
    Net change in short-term debt                                                                    (6)                     (360)
    Repayment of long-term debt                                                                       0                       (66)
    Repurchase of common stock                                                                     (204)                     (108)
    Issuance of common stock                                                                         22                        12
    Common dividends paid                                                                           (59)                      (60)
                                                                                            ------------              ------------
                Net cash used in financing activities                                              (681)                     (752)
                                                                                            ------------              ------------
Effect of foreign currency rate changes on cash and cash equivalents                                 (5)                       (7)
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                          (801)                     (303)
Cash and cash equivalents, beginning of period                                                    3,028                     2,625
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                  $       2,227             $       2,322
------------------------------------------------------------------------------------------========================================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                                     $         100             $         204
    Interest paid                                                                         $          24             $          27
----------------------------------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries (CIGNA). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain reclassifications have been made to conform with the 1999 presentation.

The interim  financial  statements  are  unaudited  but include all  adjustments
(consisting of normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating results for the full year based on interim results of operations.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

CIGNA adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" as of January 1, 1999. SOP 97-3, issued by the American Institute of Certified Public Accountants (AICPA), provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments such as workers' compensation second injury funds, medical risk pools and charges related to operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a reduction of net income of $91 million ($140 million pre-tax), and is primarily related to the property and casualty operations.

In 1999, CIGNA adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, issued by the AICPA in 1998, specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. Implementation of this pronouncement did not have a material effect on results of operations, liquidity or financial condition.

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives that are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2000, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

In 1998, the AICPA issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 does not apply to long-duration life and health contracts. Implementation is required by the first quarter of 2000, with the cumulative effect of adopting the SOP reflected in net income in the year of adoption. CIGNA has not determined the effect or timing of implementation of this pronouncement.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

In January 1999, CIGNA entered into an agreement to sell its domestic and international property and casualty businesses (which comprise the Property and Casualty segment) to ACE Limited for cash proceeds of $3.45 billion. The sale, which is subject to U.S. and international regulatory approval and other conditions to closing, is expected to be completed by mid-1999. Net assets of the businesses to be sold were approximately $2.2 billion as of March 31, 1999. The gain on sale will be determined, in part, by the effects on net assets through closing of results of operations of, and dividends from, the businesses to be sold, as well as transaction costs and other adjustments.

In April 1999, CIGNA sold a 29% interest in its Japanese life operations to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were approximately $100 million and the after-tax gain, which CIGNA will recognize in the second quarter, is approximately $40 million.

As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of approximately $770 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell this business is in the form of an indemnity reinsurance arrangement, the remaining gain was deferred and is being recognized at the rate that earnings from the business sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized $15 million and $17 million of the deferred gain in the first quarters of 1999 and 1998, respectively.

CIGNA has recently invested in certain entities in connection with the expansion of its international operations. Most of these investments relate to the expansion of CIGNA's health care operations in Brazil. CIGNA has incurred losses in the Brazilian operations and expects to incur additional losses. Additional investments may be required in order for the Brazilian operations to achieve profitable operations. Risks are inherent in expanding operations in foreign countries. CIGNA routinely monitors its investments supporting international expansion for potential impairment, and management currently believes that these investments are recoverable.

CIGNA had other acquisitions and dispositions during the three months of 1999 and 1998, the effects of which were not material to the financial statements.

NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

----------------------------------------------------------------------
                                                       Three Months
                                                          Ended
                                                         March 31,
(In millions)                                         1999       1998
----------------------------------------------------------------------
Fixed maturities                                       $36        $32
Equity securities                                        5          4
Mortgage loans                                          --         12
Real estate                                             (1)         1
Other                                                    2         10
                                                ---------------------
                                                        42         59
Less income taxes                                       14         21
----------------------------------------------------------------------
Net realized investment
gains                                                  $28        $38
------------------------------------------------======================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:


----------------------------------------------------------------------
                                                       Three Months
                                                          Ended
                                                         March 31,
(In millions)                                         1999       1998
----------------------------------------------------------------------
Proceeds from sales                                 $1,361    $1,686
Gross gains on sales                                    85        51
Gross losses on sales                                  (42)      (24)
----------------------------------------------------------------------

The components of net unrealized appreciation (depreciation) on securities (excluding policyholder share) for the three months ended March 31 were as follows:

-------------------------------------------------------------------
(In millions)                                      1999       1998
-------------------------------------------------------------------
Unrealized appreciation (depreciation) on
securities held, net of taxes (benefits) of
$(111) and $93, respectively.                     $(205)      $179
Less gains realized in net income, net of
taxes of $14 and $68, respectively.                  27        126
                                               --------------------
Net unrealized appreciation (depreciation)        $(232)       $53
-----------------------------------------------====================

NOTE 5 - EARNINGS PER SHARE

Three Months Ended March 31,
-------------------------------------------------------------------
                                                Effect
(Dollars in millions,                               of
except per share amounts)           Basic     Dilution      Diluted
-------------------------------------------------------------------
1999
-------------------------------------------------------------------
Net income                           $188           --         $188
--------------------------------===================================
Shares (in thousands):
Weighted average                  204,881           --      204,881
Options and restricted
stock grants                                     2,827        2,827
-------------------------------------------------------------------
Total shares                      204,881        2,827      207,708
--------------------------------===================================
Earnings per share                  $0.92      $(0.01)        $0.91
--------------------------------===================================
1998
-------------------------------------------------------------------
Net income                           $495           --         $495
--------------------------------===================================
Shares (in thousands):
Weighted average                  215,637           --      215,637
Options and restricted
stock grants                                     2,118        2,118
-------------------------------------------------------------------
Total shares                      215,637        2,118      217,755
--------------------------------===================================
Earnings per share                  $2.30      $(0.03)        $2.27
--------------------------------===================================

Common shares held as Treasury shares were 62,715,992 and 48,803,100 as of March 31, 1999 and 1998, respectively.

NOTE 6 - INCOME TAXES

CIGNA's federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and provisions are made in the financial statements in anticipation of the results of these audits. The IRS completed its audits for the years 1982 through 1993, and challenged CIGNA on one issue related to years prior to 1989. In April 1999, the U.S. Court of Appeals affirmed the Tax Court's ruling on this issue in favor of the IRS. The decision will not have an effect on results of operations or liquidity, as liabilities had been previously established and paid.

In management's opinion, adequate tax liabilities have been established for all years.

NOTE 7 - REINSURANCE RECOVERABLES

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements, primarily relating to short-duration contracts, to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. In connection with the sale of CIGNA's individual life insurance and annuity business (as discussed in Note 3), the reinsurance recoverable from Lincoln National Corporation at March 31, 1999 was $6.0 billion.

Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. Allowances for uncollectible amounts were $706 million and $705 million as of March 31, 1999 and December 31, 1998, respectively.

Future charges for unrecoverable reinsurance may materially affect results of operations in future periods, however, such amounts are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

For the first quarters of 1999 and 1998, premiums and fees were net of ceded premiums of $448 million and $443 million, respectively. In addition, benefits, losses and settlement expenses for the first quarters of 1999 and 1998 were net of reinsurance recoveries of $255 million and $385 million, respectively. For these quarters, ceded premiums associated with the individual life insurance and annuity business sold were $63 million and $113 million, respectively, and reinsurance recoveries were $22 million and $56 million.

NOTE 8 - SEGMENT INFORMATION

Operating segments are based on CIGNA's internal reporting structure and generally reflect differences in products; the International Life, Health and Employee Benefits segment is based on geography. CIGNA uses operating income (net income excluding after-tax realized investment results and, in 1999, the cumulative effect of an accounting change) to measure the financial results of its segments. Summarized segment financial information was as follows:

----------------------------------------------------------------------
                                                       Three Months
                                                          Ended
                                                         March 31,
(In millions)                                         1999       1998
----------------------------------------------------------------------
Premiums and fees and other revenues:

Employee Health Care, Life and
   Disability Benefits                              $3,136     $2,866
Employee Retirement Benefits and
   Investment Services                                  62         71
International Life, Health and
   Employee Benefits                                   383        278
Property and Casualty                                  755        754
Other Operations                                       219        495
Corporate                                              (55)       (49)
----------------------------------------------------------------------
Total                                               $4,500     $4,415
---------------------------------------------------===================

Income before cumulative effect of accounting change:

Operating income
   (loss):
Employee Health Care, Life and
   Disability Benefits                                $157       $131
Employee Retirement Benefits and
   Investment Services                                  63         61
International Life, Health and
   Employee Benefits                                     3          9
Property and Casualty                                   18         41
Other Operations                                        30        233
Corporate                                              (20)       (18)
                                                   -------------------
Total operating income                                 251        457
Realized investment gains, net of taxes                 28         38
----------------------------------------------------------------------
Income before cumulative effect of
accounting change                                     $279       $495
---------------------------------------------------===================

NOTE 9 - COST REDUCTION INITIATIVES

Property and Casualty Restructuring

In the fourth quarter of 1998, CIGNA adopted a cost reduction plan to restructure certain of its domestic and international property and casualty operations, which resulted in a pre-tax charge of $28 million ($18 million after-tax). The charge consisted primarily of costs related to severance and vacated lease space. The cash outlays associated with these initiatives will be substantially completed by the end of 2000 with most occurring in 1999. As of March 31, 1999, approximately $6 million of severance was paid to approximately 300 employees.

Employee Health Care, Life and Disability Benefits Restructuring

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Health Care, Life and Disability Benefits segment. The charge consisted primarily of costs related to severance and vacated lease space. The cash outlays associated with these initiatives will continue through 1999 with most having occurred in 1998. As of March 31, 1999, approximately $11 million of severance was paid to approximately 1,300 employees.

NOTE 10 - CONTINGENCIES AND OTHER MATTERS

Financial Guarantees

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. These include guarantees for the repayment of municipal obligations and industrial revenue bonds. CIGNA also guarantees a minimum level of benefits for certain separate account contracts. In addition, CIGNA has entered into specialty life reinsurance contracts that guarantee payments for specified unfavorable changes in variable annuity account values based on underlying mutual fund investments if account holders expire or elect to receive periodic income payments.

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

Efforts at the federal and state level to increase regulation of the health care industry could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs. Matters under consideration that could have an adverse effect include mandated benefits or services that increase costs without improving the quality of care, loss of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state law through legislative actions and court decisions, changes in the ERISA regulations governing claim appeal procedures imposing increased administrative burdens and costs and restrictions on the use of prescription drug formularies. Due to the uncertainty associated with the timing and content of any proposals ultimately adopted, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

Proposals for Superfund reform remain under consideration by Congress. Any changes in Superfund relating to 1) assigning responsibility, 2) funding cleanup costs or 3) establishing cleanup standards could affect the liabilities of policyholders and insurers. Due to uncertainties associated with the timing and content of any future Superfund legislation, the effect on CIGNA's consolidated results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

In early 1999, the Administration proposed a federal budget that would eliminate the deferral of taxation of certain statutory income of life insurance companies. CIGNA has not provided taxes on $450 million of such income. If the budget provision is enacted, CIGNA will record additional income tax expense of $158 million to reflect this liability. The proposed federal budget also would limit the deduction of interest expense on the general indebtedness of corporations owning non-leveraged corporate life insurance policies covering the lives of officers, employees or directors who are not 20 percent owners of the corporation. If this latter provision is enacted as proposed, CIGNA does not anticipate that it will have a material effect on its consolidated results of operations, liquidity, or financial condition, although it could have a material adverse effect on the results of operations of the Employee Retirement Benefits and Investment Services segment.

In 1996, Congress passed legislation that phased out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate life insurance products. CIGNA does not expect this legislation to have a material adverse effect on its consolidated results of operations, liquidity or financial condition.

In 1998, the National Association of Insurance Commissioners (NAIC) adopted risk-based capital guidelines for health maintenance organizations (HMOs). CIGNA expects its HMO subsidiaries to be adequately capitalized under these guidelines as they become effective in various jurisdictions in 1999.

In 1998, the NAIC adopted standardized statutory accounting principles. Since these principles have not been adopted by most of the insurance departments of various jurisdictions in which CIGNA's insurance subsidiaries are domiciled, the timing and effects of implementation have not yet been determined.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of March 31, 1999, compared with December 31, 1998, and its results of operations for the three months ended March 31, 1999, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1998 Annual Report to Shareholders (pages 10 through 24), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

In January 1999, CIGNA entered into an agreement to sell its domestic and international property and casualty businesses (which comprise the Property and Casualty segment) to ACE Limited for cash proceeds of $3.45 billion. The sale, which is subject to U.S. and international regulatory approval and other conditions to closing, is expected to be completed by mid-1999. Net assets of the businesses to be sold were approximately $2.2 billion as of March 31, 1999. The gain on sale will be determined, in part, by the effects on net assets through closing of results of operations of, and dividends from, the businesses to be sold, as well as transaction costs and other adjustments. CIGNA's priorities for the use of capital, including proceeds from the sale are, in order, internal growth, acquisitions, and share repurchases.

In April 1999, CIGNA sold a 29% interest in its Japanese life operations to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were approximately $100 million and the after-tax gain, which CIGNA will recognize in the second quarter, is approximately $40 million.

As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of approximately $770 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell this business is in the form of an indemnity reinsurance arrangement, the remaining gain was deferred and is being recognized at the rate that earnings from the business sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized $15 million and $17 million of the deferred gain in the first quarters of 1999 and 1998, respectively.

CIGNA has recently invested in certain entities in connection with the expansion of its international operations and expects to pursue additional international growth opportunities. CIGNA anticipates start-up costs and initial losses as a result of this expansion.

Most of the recent international investments relate to the expansion of CIGNA's health care operations in Brazil. CIGNA has incurred losses in the Brazilian operations and expects to incur additional losses. Additional investments may be required in order for the Brazilian operations to achieve profitable operations.

Risks are inherent in expanding operations in foreign countries. CIGNA routinely monitors its investments supporting international expansion for potential impairment, and management currently believes that these investments are recoverable.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. See Note 3 to the Financial Statements for additional information on acquisitions and dispositions.

Cost Reduction Initiatives

In the fourth quarter of 1998, CIGNA adopted a cost reduction plan to restructure certain operations which resulted in a pre-tax charge of $29 million ($19 million after-tax), including $18 million after- tax for restructuring certain of its domestic and international operations included in the Property and Casualty segment and $1 million after-tax for certain operations included in the International Life, Health and Employee Benefits segment. The charge consisted primarily of costs related to severance and vacated lease space. The cash outlays associated with these initiatives will be substantially completed by the end of 2000 with most occurring in 1999. These initiatives are expected to result in annual after-tax savings of $20 million in the Property and Casualty segment. As noted above, CIGNA has entered into an agreement to sell the businesses that comprise this segment.

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Health Care, Life and Disability Benefits segment. The charge consisted primarily of costs related to severance and vacated lease space. The cash outlays associated with these initiatives will continue through 1999 with most having occurred in 1998. These initiatives are expected to result in annual after-tax expense savings of $50 million with approximately two-thirds having emerged in 1998 and the full amount in 1999.

See Note 9 to the Financial Statements for additional information on cost reduction initiatives.

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

o    restrict  insurance pricing and the application of underwriting  standards;
     and

o    revise federal tax laws.

In early 1999, the Administration proposed a federal budget that would eliminate the deferral of taxation of certain statutory income of life insurance companies. As discussed in Note 10 to the Financial Statements, CIGNA has not provided taxes on $450 million of such income. If the budget provision is enacted, CIGNA will record additional income tax expense of $158 million to reflect this liability. The proposed federal budget also would limit the deduction of interest expense on the general indebtedness of corporations owning non-leveraged corporate life insurance policies covering the lives of officers, employees or directors who are not 20 percent owners of the corporation. If this latter provision is enacted as proposed, CIGNA does not anticipate that it will have a material effect on its consolidated results of operations, liquidity, or financial condition, although it could have a material adverse effect on the results of operations of the Employee Retirement Benefits and Investment Services segment.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 10 to the Financial Statements.

Recent Accounting Pronouncements

CIGNA adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" as of January 1, 1999. SOP 97-3 , issued by the American Institute of Certified Public Accountants (AICPA), provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments such as workers' compensation second injury funds, medical risk pools and charges related to operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a reduction of net income of $91 million ($140 million pre-tax), and is primarily related to the property and casualty operations.

In 1999, CIGNA adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, issued by the AICPA in 1998, specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. Implementation of this pronouncement did not have a material effect on results of operations, liquidity or financial condition.

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives that are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2000, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

In 1998, the AICPA issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 does not apply to long- duration life and health contracts. Implementation is required by the first quarter of 2000, with the cumulative effect of adopting the SOP reflected in net income in the year of adoption. CIGNA has not determined the effect or timing of implementation of this pronouncement.

CONSOLIDATED RESULTS OF OPERATIONS
==================================================================
FINANCIAL SUMMARY                               Three Months Ended
                                                     March 31,
(In millions)                                      1999      1998
------------------------------------------------------------------
Premiums and fees                                $4,263    $3,901
Net investment income                               858       937
Other revenues                                      237       514
Realized investment gains                            42        59
                                            ---------------------
Total revenues                                    5,400     5,411
Benefits and expenses                             4,970     4,643
                                            ---------------------
Income before taxes                                 430       768
Income taxes                                        151       273
                                            ---------------------
Income before cumulative
   effect of accounting change                      279       495
Less realized investment gains,
   net of taxes                                      28        38
-----------------------------------------------------------------
Operating income*                                  $251      $457
--------------------------------------------=====================

CIGNA's first quarter 1998 consolidated operating income included a $202 million after-tax gain recognized upon closing of the sale of CIGNA's individual life insurance and annuity business. Excluding this gain, operating income was $251 million in 1999 compared with $255 million for the same period last year, a decrease of 2%. This decrease primarily reflects lower operating income in the Property and Casualty and International Life, Health and Employee Benefits segments, partially offset by improved results in CIGNA's Employee Health Care, Life and Disability Benefits segment.

After-tax realized investment results decreased 26% in the first quarter of 1999 from the same period last year. This decrease primarily reflects lower gains on sales of mortgage loans and real estate partnerships. For additional information, see Note 4 to the Financial Statements.

Excluding the $202 million after-tax gain recognized on the sale of CIGNA's individual life insurance and annuity business and the anticipated gain on the sale of CIGNA's property and casualty operations, full year operating income for 1999 is expected to improve over 1998; however, such improvement could be adversely affected by the factors noted in the cautionary statement on page 22.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS
==================================================================
FINANCIAL SUMMARY                               Three Months Ended
                                                     March 31,
(In millions)                                      1999      1998
------------------------------------------------------------------
Premiums and fees                                $2,976    $2,737
Net investment income                               138       143
Other revenues                                      160       129
                                            ---------------------
Segment revenues                                  3,274     3,009
Benefits and expenses                             3,030     2,801
                                            ---------------------
Income before taxes                                 244       208
Income taxes                                         87        77
                                            ---------------------
Operating income                                   $157      $131
--------------------------------------------=====================
Realized investment gains,
net of taxes                                         $6       $18
--------------------------------------------======================

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 20% for the first quarter of 1999, compared with the same period last year. Operating income for the Indemnity and HMO operations was as follows:
--------
*Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results. Operating income in 1999 also excludes the cumulative effect of adopting a new accounting pronouncement.

==================================================================
                                                Three Months Ended
                                                     March 31,
(In millions)                                      1999      1998
------------------------------------------------------------------
Indemnity operations                                $63       $69
HMO operations                                       94        62
------------------------------------------------------------------
Total                                              $157      $131
==================================================================

Indemnity operating income decreased 9% for the first quarter of 1999 compared with the same period last year. This decrease primarily reflects lower earnings from the experience-rated medical business resulting from higher medical costs and unfavorable claim experience in the group accident business. These decreases were partially offset by improved claim experience from guaranteed cost medical and group life businesses.

HMO earnings increased 52% for the first quarter of 1999 compared with the same period last year. This improvement reflects rate increases for guaranteed cost HMO business, improved results in health care services operations, membership growth in HMO experience-rated and alternative funding business and lower operating expenses per member.

Premiums and fees increased 9% for the first quarter of 1999 compared to the same period last year. This increase primarily reflects HMO and medical indemnity membership growth and rate increases.

Net investment income decreased 3% for the first quarter of 1999 compared to 1998 due to a decrease in investment yields.

As of March 31, 1999, total HMO membership was approximately 6.7 million, representing an increase of 6% since March 31, 1998 and 3% since December 31, 1998. These increases primarily reflect membership growth in experience-rated and alternative funding programs, partially offset by lower guaranteed cost HMO membership. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims, and CIGNA generally earns a lower margin than under traditional programs.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents for the first quarters of 1999 and 1998 were $3.5 billion and $3.2 billion, respectively. This increase primarily reflects HMO membership growth. Premium equivalents were 54% of total adjusted premiums and fees for the first quarters of 1999 and 1998. ASO plans accounted for approximately 50% of total adjusted premiums and fees for the first quarters of 1999 and 1998.

EMPLOYEE RETIREMENT BENEFITS AND
INVESTMENT SERVICES
==================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                     March 31,
(In millions)                                     1999       1998
------------------------------------------------------------------
Premiums and fees                                  $62        $71
Net investment income                              387        410
                                            ---------------------
Segment revenues                                   449        481
Benefits and expenses                              356        392
                                            ---------------------
Income before taxes                                 93         89
Income taxes                                        30         28
                                            ---------------------
Operating income                                   $63        $61
--------------------------------------------======================
Realized investment gains,
net of taxes                                        $1         $6
--------------------------------------------======================

Operating income for the Employee Retirement Benefits and Investment Services segment increased 3% for the first quarter of 1999, compared with the same period of 1998. This increase reflects higher earnings from an increased asset base, partially offset by a shift to lower margin products (separate account equity funds).

Premiums and fees for the first quarter of 1999 decreased 13% compared with the same period last year, reflecting a decline in annuity sales and lower non-leveraged corporate life insurance premiums and fees, partially offset by higher fees from separate accounts.

Net investment income decreased 6% for the first quarter of 1999, primarily reflecting lower investment yields and customers' continued redirection of a portion of their investments from the general account to separate accounts.

Assets under management are generally a key determinant of earnings for this segment. For the quarter ended March 31, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

==================================================================
(In millions)                                  1999           1998
------------------------------------------------------------------
Balance -- January 1                        $52,929        $48,231
Premiums and deposits                         2,088          2,191
Investment results                              924            805
Increase (decrease) in fair value of assets     (16)         1,875
Customer withdrawals                         (1,556)          (875)
Other, including participant
withdrawals and benefit payments             (1,264)        (1,255)
------------------------------------------------------------------
Balance -- March 31                         $53,105        $50,972
==================================================================

Premiums and deposits decreased 5% in the three months of 1999, compared with the same period in 1998. For the three months of 1999 and 1998, approximately 64% and 53%, respectively, of premiums and deposits reflect recurring deposits from existing customers while the remaining amounts represent sales to new customers and new plan sales to existing customers. Investment results increased 15% in the three months of 1999, compared with the same period in 1998. This increase reflects higher capital gains and growth in assets, partially offset by lower investment yields. The decrease for 1999 in the fair value of assets is primarily due to market value depreciation of fixed maturities in the general account. The increase in customer withdrawals is primarily due to the effect of withdrawals under defined contribution business in the first quarter of 1999.

Assets  under   management   will  continue  to  be  affected  by  market  value
fluctuations for fixed maturities and equity securities.

See Other Matters on page 12 for additional information regarding corporate life insurance.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

==================================================================
FINANCIAL SUMMARY                               Three Months Ended
                                                     March 31,
(In millions)                                      1999      1998
-----------------------------------------------------------------
Premiums and fees                                  $378      $277
Net investment income                                30        27
Other revenues                                        5         1
                                           ----------------------
Segment revenues                                    413       305
Benefits and expenses                               405       291
                                           ----------------------
Income before taxes                                   8        14
Income taxes                                          5         5
                                           ----------------------
Operating income                                     $3        $9
-------------------------------------------======================
Realized investment gains,
net of taxes                                        $--       $--
-------------------------------------------======================

Operating income for the International Life, Health and Employee Benefits segment declined from the prior year. This decline is primarily attributable to losses of $7 million after-tax from Brazilian health care operations.

CIGNA's health care operations in Brazil include a managed health care business, which is being consolidated, and investments in another health care operation, which are being accounted for under the equity method.

Premiums and fees increased 36% for the first quarter of 1999, compared with the same period last year. Excluding premiums and fees from the Brazilian managed health care operation (which was acquired in the second half of 1998) and the effects of foreign currency changes, premiums and fees increased 23%. This increase reflects growth in Japanese life operations and, to a lesser extent, expansion of health care operations in other Latin American countries and higher premiums and fees from health care business related to expatriate employees of multinational companies.

Net investment income for the first quarter of 1999 increased 11% from the same period last year. Excluding the effects of foreign currency changes, the increase was 4%. This increase reflects growth in invested assets partially offset by lower yields.

Operating income associated with the 29% interest in CIGNA's Japanese life operations that was sold in April 1999 was approximately $2 million in the first quarter of 1999 and $1 million in the first quarter of 1998. Operating income associated with this sold interest for full year 1998 was $10 million.

PROPERTY AND CASUALTY
=================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                    March 31,
(In millions)                                     1999       1998
-----------------------------------------------------------------
Premiums and fees                                 $676       $685
Net investment income                              135        146
Other revenues                                      79         69
                                            ---------------------
Segment revenues                                   890        900
Benefits and expenses                              867        841
                                            ---------------------
Income before taxes                                 23         59
Income taxes                                         5         18
                                            ---------------------
Operating income                                   $18        $41
--------------------------------------------=====================
Realized investment gains,
net of taxes                                       $20        $12
--------------------------------------------=====================

In January 1999, CIGNA entered into an agreement to sell the businesses included in this segment. See page 11 for additional information. Operating income decreased 56% for the first quarter of 1999, compared with the same period in 1998. Operating income for the ongoing and run-off operations was as follows:

=================================================================
                                               Three Months Ended
                                                     March 31,
(In millions)                                      1999      1998
-----------------------------------------------------------------
Ongoing operations:
  International                                      $3       $22
  Domestic                                           15        19
                                           ----------------------
    Total ongoing
      operations                                     18        41
Run-off operations                                   --        --
-----------------------------------------------------------------
    Total                                           $18       $41
=================================================================

The decline in the international operations for 1999 reflects unfavorable prior year loss development, primarily related to catastrophe losses, and lower property and casualty earnings due to the competitive environment.

The decline in the domestic operations for 1999 primarily reflects unfavorable prior year development related to property losses, continued competitive market conditions and lower results from insurance-related service businesses. These decreases were partially offset by more favorable underwriting experience in selected lines of business.

Results for the run-off operations primarily reflect prior year development on claim and claim adjustment expense reserves and investment activity.

Premiums and fees declined slightly in the first quarter of 1999. These declines reflect continued price competition partially offset by the favorable effect of foreign exchange for international operations.

Net investment income decreased 8% for the first quarter of 1999 compared with the same period of 1998. The decline reflects lower assets and a shift in the investment portfolio mix from fixed maturities to equity securities.

Pre-tax catastrophe losses, net of reinsurance, were $23 million in the first quarter of 1999 compared with $9 million in the first quarter of 1998. CIGNA's future results of operations could be volatile, depending on the frequency and severity of future catastrophes.

Certain competitors and policyholders of CIGNA are challenging in court the restructuring of its domestic property and casualty business into two separate operations, ongoing and run-off. Although CIGNA expects the matter to be in litigation for some time, it expects to ultimately prevail.

LOSS RESERVES AND REINSURANCE RECOVERABLES

CIGNA's reserving methodology and significant issues affecting the estimation of loss reserves and reinsurance recoverables are described in its 1998 Form 10-K.

CIGNA's property and casualty loss reserves of $14.3 billion and $14.6 billion as of March 31, 1999 and December 31, 1998, respectively, are estimates of future payments for reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The basic assumption underlying the many traditional actuarial and other methods used in the estimation of property and casualty loss reserves is that past experience is an appropriate basis for predicting future events. However, current trends and other factors that would modify past experience are also considered. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business.

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

CIGNA's property and casualty reinsurance recoverables were approximately $6.1 billion and $6.3 billion as of March 31, 1999 and December 31, 1998, net of allowances for unrecoverable reinsurance of $706 million and $705 million, respectively.

In management's judgment, information currently available has been appropriately considered in estimating CIGNA's loss reserves and reinsurance recoverables.

The following table shows the adverse pre-tax effects on the Property and Casualty segment's results of operations from prior year development, net of reinsurance, for the three months ended March 31:
=================================================================
                                               Three Months Ended
                                                     March 31,
(In millions)                                      1999      1998
-----------------------------------------------------------------
By business operation:
  Ongoing operations                                $28        $2
  Run-off operations                                 39        46
-----------------------------------------------------------------
Total                                               $67       $48
=================================================================
By type of loss:
  Asbestos-related                                  $16       $18
  Environmental pollution                            25         7
  Unrecoverable
     reinsurance                                      3         9
  Workers' compensation                               9        10
  Other                                              14         4
-----------------------------------------------------------------
Total                                               $67       $48
=================================================================

OTHER OPERATIONS
=================================================================
FINANCIAL SUMMARY                            Three Months Ended
                                                  March 31,
(In millions)                                     1999       1998
-----------------------------------------------------------------
Premiums and fees                                 $171       $131
Net investment income                              161        198
Other revenues                                      48        364
                                            ---------------------
Segment revenues                                   380        693
Benefits and expenses                              334        331
                                            ---------------------
Income before taxes                                 46        362
Income taxes                                        16        129
                                            ---------------------
Operating income                                   $30       $233
--------------------------------------------=====================
Realized investment gains,
net of taxes                                       $--         $2
--------------------------------------------=====================
Other Operations consist of:
o gain recognition related to the sale of the individual life insurance and annuity business;
o corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
o    life, accident and health reinsurance operations;

o    settlement annuity business; and
o    certain new business initiatives.

Operating income for the first quarter of 1998 includes an after-tax gain of $202 million recognized on the sale of the individual life insurance and annuity business. On a pre-tax basis, the gain was $316 million and is reported in Other Revenues. Excluding this amount, operating income for the first quarter 1999 was $30 million, compared with operating income of $31 million in the first quarter 1998, reflecting comparable results for the businesses which comprise Other Operations.

For the first quarter of 1999, premiums and fees increased 31% from the same period of 1998. This increase primarily reflects growth in accident and international reinsurance sales.

Net investment income decreased 19% for the first quarter of 1999 compared with the same period of 1998. This decrease primarily reflects lower assets from leveraged corporate life insurance, and, to a lesser extent, lower yields.

In 1996, Congress passed legislation that phased out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate life insurance products. Revenues of $108 million and operating income of $10 million for the first quarter of 1999 were from leveraged corporate life insurance products that are affected by this legislation. CIGNA does not expect this legislation to have a material adverse effect on its consolidated results of operations, liquidity or financial condition.

The specialty life reinsurance products of this segment include contracts that guarantee payments for specified unfavorable changes in variable annuity account values based on underlying mutual fund investments if account holders expire or elect to receive periodic income payments. Although these guarantees may adversely affect CIGNA's consolidated results of operations in future periods, they are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

The personal accident reinsurance business of this segment includes participation in a workers' compensation program managed by Unicover Managers, Inc. where disputes have arisen regarding retrocessional coverage. Resolution of these disputes is likely to take several years. CIGNA does not expect to incur losses material to its consolidated results of operations, liquidity or financial condition related to this program.

CORPORATE
=================================================================
FINANCIAL SUMMARY                              Three Months Ended
                                                     March 31,
(In millions)                                     1999       1998
------------------------------------------------------------------
Operating loss                                    $(20)      $(18)
--------------------------------------------=====================
Realized investment gains,
net of taxes                                        $1        $--
--------------------------------------------=====================

Corporate is used to report amounts not allocated to segments, such as interest expense, certain goodwill amortization and intersegment eliminations. The increase in the operating loss in the first quarter of 1999 primarily reflects lower net investment income due to a reduction in investment assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the first quarter of 1999, cash and cash equivalents decreased approximately $800 million from $3.0 billion as of December 31, 1998. This decrease primarily reflects net withdrawals from contractholder deposit funds ($434 million), payments of dividends on and repurchases of CIGNA common stock ($263 million), and cash used for investing activities ($237 million). These decreases were partially offset by cash provided by operating activities ($122 million), reflecting earnings and the timing of operating cash receipts and disbursements.

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

CIGNA had $1.4 billion of long-term debt outstanding at March 31, 1999 and December 31, 1998. As of March 31, 1999, CIGNA had approximately $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At March 31, 1999, CIGNA's short-term debt amounted to $293 million, an increase of $21 million from December 31, 1998.

CIGNA has repurchased approximately 3,844,000 shares of its common stock for $314 million during 1999, including 990,000 shares repurchased for $85 million from April 1 through April 30, 1999. The remaining authorization of CIGNA's Board of Directors as of April 30, 1999 was $476 million.

INVESTMENT ASSETS
==================================================================
                                     March 31,        December 31,
(In millions)                             1999                1998
------------------------------------------------------------------
Fixed maturities                       $32,020             $32,634
Equity securities                        1,056               1,043
Mortgage loans                           9,847               9,599
Real estate                                807                 733
Other, primarily policy loans            4,847               6,698
------------------------------------------------------------------
Total investment assets                $48,577             $50,707
==================================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the first quarter 1999 Financial Statements and Notes 2, 4 and 5 to the 1998 Financial Statements as well as the 1998 Form 10-K.

Investment assets as of March 31, 1999 decreased 4% from December 31, 1998. This decrease primarily reflects a decline of approximately $1.7 billion in policy loans due to surrenders of leveraged corporate life insurance policies.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

==================================================================
                                        March 31,     December 31,
                                             1999             1998
------------------------------------------------------------------
Fixed maturities                              30%              27%
Mortgage loans                                58%              57%
Real estate                                   63%              63%
==================================================================

Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of March 31, 1999, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $1.4 billion, compared with $2.0 billion as of December 31, 1998. The decrease is primarily attributable to an increase in interest rates during the first quarter of 1999.

     Potential Problem and Problem Bonds

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $95 million of potential problem bonds, including amounts attributable to policyholder contracts, as of March 31, 1999, compared with $69 million as of December 31, 1998. These amounts are net of cumulative write-downs of $7 million and $14 million, respectively.

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and, in certain cases, maturity date, problem bonds. As of March 31, 1999 and December 31, 1998, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $118 million and $119 million, net of related cumulative write-downs of $29 million and $19 million, respectively. Problem bonds included $3 million related to emerging markets investments as of March 31, 1999 and December 31, 1998. CIGNA recognizes interest income on problem bonds only when payment is received.

Mortgage Loans
==================================================================
                                      March 31,       December 31,
                                           1999               1998
------------------------------------------------------------------
Mortgage loans (in millions)             $9,847             $9,599
Property type:
   Office buildings                         38%                37%
   Retail facilities                         34                 34
   Apartment buildings                       14                 15
   Industrial                                 7                  7
   Hotels                                     5                  5
   Other                                      2                  2
Total                                      100%               100%
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

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $67 million as of March 31, 1999, and $55 million as of December 31, 1998. There were no valuation reserves related to these amounts in either period.

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $98 million, net of valuation reserves of $6 million, as of March 31, 1999 and December 31, 1998. CIGNA recognizes interest income on problem mortgage loans only when payment is received.

Real Estate

As of March 31, 1999 and December 31, 1998, investment real estate, net of reserves and write-downs, included: 1) $464 million and $390 million, respectively, of real estate held for the production of income, and 2) $343 million as of both dates of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

Summary

The effects of write-downs, changes in valuation reserves and non-accruals related to investment assets for the three months ended March 31, 1999 and 1998 were not material to CIGNA's policyholder contracts, results of operations, liquidity or financial position.

Additional losses from problem investments are expected to occur for specific investments in the normal course of business. Assuming no significant deterioration in economic conditions, including further significant deterioration in Latin American and Asian economies, CIGNA does not expect additional non-accruals, write-downs and reserves to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

YEAR 2000

CIGNA is highly dependent on automated systems and systems applications in conducting its operations. These systems include information technology (IT) systems that are used for, among other things, processing claims, billing, collecting premiums from customers, managing investment activities and maintaining management information systems. If these systems were unable to function because of failing to be Year 2000 ready, CIGNA's business operations would be interrupted, which could have a material adverse effect on CIGNA's results of operations.

CIGNA's Year 2000 efforts include: 1) identifying systems requiring remediation;
2) assessing what is required to remediate those systems; 3) remediating systems to be ready for the Year 2000 (by either modifying or replacing them); and 4) testing systems for Year 2000 readiness, including that they properly interface with systems of external parties, such as customers and third-party administrators. CIGNA has completed the identification and assessment phases with respect to its IT systems that are critical to maintaining operations or where the failure of those systems would result in significant costs or disruption of operations ("mission critical systems"). As of March 31, 1999, remediation and testing procedures had been completed for 96% of its mission critical systems. CIGNA expects to substantially complete the remediation and testing of its mission critical systems by the middle of 1999. In certain cases, CIGNA will perform additional testing to ensure that these systems appropriately interact with other systems.

CIGNA's systems also include non-IT systems, such as telephone, facility management and other systems using embedded chips. The majority of non-IT systems are expected to be ready by mid- 1999.

CIGNA is using both internal and external resources to meet the timetable established for completion of its Year 2000 efforts. The after-tax costs of Year 2000 efforts were approximately $100 million in 1998 and are expected to be approximately $50 million in 1999. Year 2000 after-tax costs for the first quarter of 1999 were approximately $10 million. Approximately 60% of total Year 2000 costs are attributable to existing systems resources which have been redirected to the Year 2000 efforts. The remaining amounts represent incremental costs for Year 2000 efforts. Although certain systems development efforts have been deferred in order to address Year 2000 issues, CIGNA does not expect that this deferral will have a significant adverse effect on its results of operations or financial condition.

CIGNA has relationships with various third-party entities in the ordinary course of business. For example, CIGNA receives data from clients; depends on others, such as third-party administrators and banks, for services; and bears credit risk on others, such as entities in which it invests. CIGNA has identified third-party entities critical to its operations, and it is assessing and attempting to mitigate its risks with respect to the potential failure of these entities to be Year 2000 ready by, among other things, reviewing, where possible, their formal Year 2000 plans and obtaining Year 2000 readiness affirmations from certain third-party entities. The effect, if any, on CIGNA's results of operations from the failure of these entities (including entities on which CIGNA bears credit risk) to be Year 2000 ready is not reasonably estimable.

While CIGNA expects that its Year 2000 efforts will be successful, it has begun, but not yet completed, a comprehensive analysis of the operational problems that would be reasonably likely to result from the failure by CIGNA and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. CIGNA has made substantial progress in completing this analysis and expects to complete it by the end of the second quarter of 1999. CIGNA has historically had security and backup policies and procedures for safeguarding critical corporate data. It is supplementing these policies by developing Year 2000 contingency plans to provide for the continuity of operations in the event of Year 2000 systems failures or the failure of third-party entities to be Year 2000 ready. These plans are expected to be completed and tested prior to the fourth quarter of 1999.

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










CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse catastrophe experience in CIGNA's property and casualty businesses; 2) adverse property and casualty loss development for events that CIGNA insured in prior years; 3) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 4) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; 5) significant changes in interest rates; 6) significant stock market declines resulting in payments contingent on certain variable annuity account values; 7) the effect on CIGNA's international operations and investments from further significant deterioration in Latin American and Asian economies; and 8) proposals to change federal corporate income taxes.

Part II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.


                  (a)      See Exhibit Index.

                  (b) During the quarterly period ended March 31, 1999, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

                           * dated February 9, 1999, Item 5 - containing a news release regarding its fourth quarter 1998 results.

                           * dated January 12, 1999, Item 5 - containing a news release regarding an agreement to sell CIGNA's international and domestic property & casualty operations.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                          CIGNA CORPORATION



                                          By: /s/ James A. Sears
                                             ---------------------
                                              James A. Sears
                                              Vice President and
                                              Chief Accounting Officer


Date:    May 7, 1999

                                  Exhibit Index


                                                     Method of
Number   Description                                   Filing
------   -----------                                 ---------

12       Computation of Ratio of                     Filed herewith
         Earnings to Fixed Charges

27       Financial Data Schedule                     Included only in
                                                     the EDGAR version of
                                                     the Form 10-Q