Form 10-Q
period 1999-06-30
CIGNA CORP
filed 1999-08-06
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

                          Commission file number 1-8323
                                                 ------

                                CIGNA Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                     06-1059331
             -------------------------------      -----------------
              (State or other jurisdiction         (I.R.S. Employer
           of incorporation or organization)      Identification No.)

                      One Liberty Place, 1650 Market Street
                        Philadelphia, Pennsylvania 19192
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (215) 761-1000
                                                           --------------

                                 Not Applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  _x_     No ___

As of June 30, 1999, 199,121,311 shares of the issuer's Common Stock were outstanding.

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

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements
-----------------------------

CIGNA  CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

                                                                    Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                                  1999            1998           1999            1998
----------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums and fees                                               $ 3,724         $ 3,354        $ 7,311         $ 6,570
Net investment income                                               734             789          1,455           1,578
Other revenues                                                      226             168            404             635
Realized investment gains                                            13              39             24              79
                                                                -------         -------        -------         -------
    Total revenues                                                4,697           4,350          9,194           8,862
                                                                -------         -------        -------         -------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                          3,119           2,930          6,138           5,776
Policy acquisition expenses                                          58              43            125              90
Other operating expenses                                          1,051             992          2,094           1,928
                                                                -------         -------        -------         -------
    Total benefits, losses and expenses                           4,228           3,965          8,357           7,794
                                                                -------         -------        -------         -------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                                    469             385            837           1,068
                                                                -------         -------        -------         -------

Income taxes (benefits):
    Current                                                         213             121            326             534
    Deferred                                                        (47)             15            (28)           (154)
                                                                -------         -------        -------         -------
        Total taxes                                                 166             136            298             380
                                                                -------         -------        -------         -------

INCOME FROM CONTINUING OPERATIONS                                   303             249            539             688

Income (loss) from discontinued operations, net of taxes            (71)             59            (28)            115
                                                                -------         -------        -------         -------

INCOME BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                                    232             308            511             803

Cumulative effect of accounting change, net of taxes                 --              --            (91)             --
                                                                -------         -------        -------         -------

NET INCOME                                                      $   232         $   308        $   420         $   803
----------------------------------------------------------------======================================================

BASIC EARNINGS PER SHARE
Income from continuing operations                               $  1.50         $  1.16        $  2.65         $  3.20
Income (loss) from discontinued operations, net of taxes          (0.35)           0.28          (0.14)           0.54
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change               1.15            1.44           2.51            3.74
Cumulative effect of accounting change, net of taxes                 --              --          (0.44)             --
----------------------------------------------------------------------------------------------------------------------
Net income                                                      $  1.15         $  1.44        $  2.07         $  3.74
----------------------------------------------------------------======================================================

DILUTED EARNINGS PER SHARE
Income from continuing operations                               $  1.48         $  1.15        $  2.61         $  3.17
Income (loss) from discontinued operations, net of taxes          (0.35)           0.27          (0.13)           0.53
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change               1.13            1.42           2.48            3.70
Cumulative effect of accounting change, net of taxes                 --              --          (0.44)             --
----------------------------------------------------------------------------------------------------------------------
Net income                                                      $  1.13         $  1.42        $  2.04         $  3.70
----------------------------------------------------------------======================================================

DIVIDENDS DECLARED PER SHARE                                    $  0.30         $  0.29        $  0.60         $  0.57
----------------------------------------------------------------======================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                 As of                  As of
                                                                                June 30,            December 31,
                                                                                  1999                  1998
--------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $22,625; $22,663)            $ 23,121             $ 24,270
   Equity securities, at fair value (cost, $263; $249)                                541                  477
   Mortgage loans                                                                  10,115                9,599
   Policy loans                                                                     3,674                6,185
   Real estate                                                                        798                  733
   Other long-term investments                                                        146                  170
   Short-term investments                                                             243                  242
                                                                                 --------             --------
       Total investments                                                           38,638               41,676
Cash and cash equivalents                                                           1,262                1,986
Accrued investment income                                                             556                  617
Premiums, accounts and notes receivable                                             2,589                2,481
Reinsurance recoverables                                                            6,737                6,666
Deferred policy acquisition costs                                                     767                  730
Property and equipment                                                                700                  701
Deferred income taxes                                                               1,269                1,034
Other assets                                                                          699                  750
Goodwill and other intangibles                                                      2,050                2,090
Separate account assets                                                            36,179               34,808
Net assets of discontinued operations                                               2,000                2,351
--------------------------------------------------------------------------------------------------------------

        Total assets                                                             $ 93,446             $ 95,890
---------------------------------------------------------------------------------=============================

LIABILITIES
Contractholder deposit funds                                                     $ 27,779             $ 30,607
Unpaid claims and claim expenses                                                    3,639                3,392
Future policy benefits                                                             12,141               12,510
Unearned premiums                                                                     496                  589
                                                                                 --------             --------
         Total insurance and contractholder liabilities                            44,055               47,098
Accounts payable, accrued expenses and other liabilities                            4,631                4,358
Current income taxes                                                                   --                   27
Short-term debt                                                                       307                  272
Long-term debt                                                                      1,361                1,428
Separate account liabilities                                                       35,751               34,430
--------------------------------------------------------------------------------------------------------------
         Total liabilities                                                         86,105               87,613
--------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (par value, $0.25; shares issued, 267; 265)                               67                   66
Additional paid-in capital                                                          2,814                2,719
Net unrealized appreciation, fixed maturities                         $    160             $    750
Net unrealized appreciation, equity securities                             278                  206
Net translation of foreign currencies                                     (223)                (114)
                                                                      --------             --------
   Accumulated other comprehensive income                                             215                  842
Retained earnings                                                                   7,045                6,746
Less treasury stock, at cost                                                       (2,800)              (2,096)
--------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                 7,341                8,277
--------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                              $ 93,446             $ 95,890
---------------------------------------------------------------------------------=============================

SHAREHOLDERS' EQUITY PER SHARE                                                   $  36.87             $  40.25
---------------------------------------------------------------------------------=============================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
    SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended June 30,                                                 1999                      1998
-------------------------------------------------------------------------------------------------------------------
                                                                     Compre-      Share-       Compre-      Share-
                                                                     hensive     holders'      hensive     holders'
                                                                     Income      Equity        Income      Equity
-------------------------------------------------------------------------------------------------------------------
Common stock                                                                      $    67                   $    66
                                                                                  -------                   -------

Additional paid-in capital, April 1                                                 2,788                     2,695
  Issuance of common stock for employee benefits plans                                 26                         9
                                                                                  -------                   -------
Additional paid-in capital, June 30                                                 2,814                     2,704
                                                                                  -------                   -------

Accumulated other comprehensive income, April 1                                       503                       812
  Net unrealized appreciation (depreciation) - fixed maturities      $  (335)        (335)     $    22           22
  Net unrealized appreciation (depreciation) - equity securities          49           49           (2)          (2)
                                                                     -------                   -------
      Net unrealized appreciation (depreciation) on securities          (286)                       20
  Net translation of foreign currencies                                   (2)          (2)           3            3
                                                                     -------                   -------
          Other comprehensive income (loss)                             (288)                       23
                                                                                  -------                   -------
Accumulated other comprehensive income, June 30                                       215                       835
                                                                                  -------                   -------

Retained earnings, April 1                                                          6,873                     6,129
  Net income                                                             232          232          308          308
  Common dividends declared                                                           (60)                      (61)
                                                                                  -------                   -------
Retained earnings, June 30                                                          7,045                     6,376
                                                                                  -------                   -------

Treasury stock, April 1                                                            (2,362)                   (1,377)
  Repurchase of common stock                                                         (429)                     (260)
  Other treasury stock transactions, net                                               (9)                       (4)
                                                                                  -------                   -------
Treasury stock, June 30                                                            (2,800)                   (1,641)
-------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY           $   (56)     $ 7,341      $   331      $ 8,340
---------------------------------------------------------------------==============================================

Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------
Common stock, January 1                                                           $    66                   $    66
  Issuance of common stock for employee benefits plans                                  1                        --
                                                                                  -------                   -------
Common stock, June 30                                                                  67                        66
                                                                                  -------                   -------

Additional paid-in capital, January 1                                               2,719                     2,655
  Issuance of common stock for employee benefits plans                                 95                        49
                                                                                  -------                   -------
Additional paid-in capital, June 30                                                 2,814                     2,704
                                                                                  -------                   -------

Accumulated other comprehensive income, January 1                                     842                       758
  Net unrealized depreciation, fixed maturities                      $  (590)        (590)     $    (7)          (7)
  Net unrealized appreciation, equity securities                          72           72           80           80
                                                                     -------                   -------
      Net unrealized appreciation (depreciation) on securities          (518)                       73
  Net translation of foreign currencies                                 (109)        (109)           4            4
                                                                     -------                   -------
          Other comprehensive income (loss)                             (627)                       77
                                                                                  -------                   -------
Accumulated other comprehensive income, June 30                                       215                       835
                                                                                  -------                   -------

Retained earnings, January 1                                                        6,746                     5,696
  Net income                                                             420          420          803          803
  Common dividends declared                                                          (121)                     (123)
                                                                                  -------                   -------
Retained earnings, June 30                                                          7,045                     6,376
                                                                                  -------                   -------

Treasury stock, January 1                                                          (2,096)                   (1,243)
  Repurchase of common stock                                                         (658)                     (371)
  Other treasury stock transactions, net                                              (46)                      (27)
                                                                                  -------                   -------
Treasury stock, June 30                                                            (2,800)                   (1,641)
-------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY           $  (207)     $ 7,341      $   880      $ 8,340
---------------------------------------------------------------------==============================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                              Six Months Ended June 30,
                                                                                                  1999         1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Income from continuing operations                                                            $   539      $   688
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
            Insurance liabilities                                                                    324          452
            Reinsurance recoverables                                                                 (72)         (64)
            Deferred policy acquisition costs                                                        (73)         (60)
            Premiums, accounts and notes receivable                                                 (149)        (197)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                                 235           18
            Deferred income taxes                                                                    (28)        (154)
            Realized investment gains                                                                (24)         (79)
            Depreciation and goodwill amortization                                                    98          108
            Gain on sale of businesses                                                              (116)        (367)
            Other, net                                                                               (24)        (192)
                                                                                                 -------      -------
                Net cash provided by operating activities of continuing operations                   710          153
                                                                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                                           1,303        1,948
        Equity securities                                                                             57           89
        Mortgage loans                                                                               135          556
        Other                                                                                        779          853
    Investment maturities and repayments:
        Fixed maturities                                                                           1,423        1,540
        Mortgage loans                                                                               179          348
    Investments purchased:
        Fixed maturities                                                                          (2,800)      (3,138)
        Equity securities                                                                            (61)        (193)
        Mortgage loans                                                                              (924)        (920)
        Other                                                                                       (504)      (1,485)
    Proceeds on sale of businesses                                                                   107        1,296
    Other, net                                                                                      (146)        (152)
                                                                                                 -------      -------
                Net cash provided by (used in) investing activities of continuing operations        (452)         742
                                                                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                                 3,608        4,419
    Withdrawals and benefit payments from contractholder deposit funds                            (3,863)      (4,805)
    Net change in short-term debt                                                                    (32)        (362)
    Repayment of long-term debt                                                                       --          (99)
    Repurchase of common stock                                                                      (633)        (366)
    Issuance of common stock                                                                          35           17
    Common dividends paid                                                                           (120)        (122)
                                                                                                 -------      -------
                Net cash used in financing activities of continuing operations                    (1,005)      (1,318)
                                                                                                 -------      -------
Effect of foreign currency rate changes on cash and cash equivalents                                 (13)          (2)
Net cash (to) from discontinued operations                                                            36         (178)
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                           (724)        (603)
Cash and cash equivalents, beginning of period                                                     1,986        1,832
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                         $ 1,262      $ 1,229
-------------------------------------------------------------------------------------------------====================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                                            $   281      $   478
    Interest paid                                                                                $    61      $    66
---------------------------------------------------------------------------------------------------------------------

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

The interim  financial  statements  are  unaudited  but include all  adjustments
(consisting of normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating results for the full year based on interim results of operations.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

CIGNA adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" as of January 1, 1999. SOP 97-3, issued by the American Institute of Certified Public Accountants (AICPA), provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments such as workers' compensation second injury funds, medical risk pools and charges related to operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a reduction of net income of $91 million ($140 million pre-tax), and is primarily related to the property and casualty business, which has been sold and which is reported as discontinued operations, as discussed below.


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

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are to be recognized in net income or, for derivatives that are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2001, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on sale, which will be recognized in discontinued operations in the third quarter, was approximately $1.2 billion. In the second quarter of 1999, CIGNA began reporting the sold property and casualty business as discontinued operations and reclassified prior period financial information accordingly.

Summarized financial data for the discontinued operations are outlined below:

------------------------------------------------------------------------------------------
                                          Three Months                   Six Months
                                             Ended                         Ended
                                            June 30,                      June 30,
(In millions)                         1999            1998           1999            1998
------------------------------------------------------------------------------------------
Income Statement Data

Revenues                              $944            $987         $1,863          $1,904
                                   ======================================================
Income (loss) before income
     taxes                           $(110)            $86           $(48)           $171
Income taxes (benefits)                (39)             27            (20)             56
                                   ------------------------------------------------------
Income (loss) before
     cumulative effect of
     accounting change                $(71)            $59           $(28)           $115
-----------------------------------======================================================

-------------------------------------------------------
                               June 30,    December 31,
(In millions)                     1999             1998
-------------------------------------------------------
Balance Sheet Data

Invested assets                  $7,260         $9,031
Reinsurance recoverables          6,045          6,470
Other assets                      7,082          6,240
                              ------------------------
Total assets                     20,387         21,741
                              ========================

Insurance liabilities            15,990         16,494
Other liabilities                 2,397          2,896
                              ------------------------
Total liabilities                18,387         19,390
                              ========================
Net assets                       $2,000         $2,351
------------------------------========================

Accumulated  other   comprehensive   income  associated  with  the  discontinued
operations was $24 million as of June 30, 1999 and $222 million as of December 31, 1998.

In April 1999, CIGNA sold a 29% interest in its Japanese life insurance operations to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were $105 million. The after-tax gain, which CIGNA recognized in the second quarter, was $43 million and is reported in the International Life, Health and Employee Benefits segment.

As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of approximately $770 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell this business is in the form of an indemnity reinsurance arrangement, the remaining gain was deferred and is being recognized at the rate that earnings from the business sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized $16 million of the deferred gain in the second quarters of 1999 and 1998, and $31 million and $33 million for the six months ended June 30, 1999 and 1998, respectively.

CIGNA had other acquisitions and dispositions during the six months of 1999 and 1998, the effects of which were not material to the financial statements.

NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments of continuing operations, excluding policyholder share, were as follows:

------------------------------------------------------------------------
                                 Three Months            Six Months
                                    Ended                    Ended
                                   June 30,                 June 30,
(In millions)                  1999        1998         1999        1998
------------------------------------------------------------------------

Fixed maturities                 $5         $--          $10         $20
Equity securities                 6          23           13          25
Mortgage loans                   --          (7)          --           5
Real Estate                       2           6            1           7
Other                            --          17           --          22
                              ------------------------------------------
                                 13          39           24          79
Less income taxes                 4          13            8          27
------------------------------------------------------------------------
Net realized investment gains    $9         $26          $16         $52
------------------------------==========================================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, for continuing operations were as follows:


-------------------------------------------------------------------------------------
                                    Three Months                    Six Months
                                       Ended                           Ended
                                      June 30,                        June 30,
(In millions)                   1999            1998            1999            1998
-------------------------------------------------------------------------------------
Proceeds from sales             $979          $1,162          $1,360          $2,037
Gross gains on sales              29              70              43              97
Gross losses on sales             (7)            (28)             (8)            (41)
-------------------------------------------------------------------------------------

The components of net unrealized appreciation (depreciation) on securities (including securities of discontinued operations and excluding policyholder share) for the three and six months ended June 30 were as follows:

-------------------------------------------------------------------------------
(In millions)                                              1999          1998
-------------------------------------------------------------------------------
Three months ended June 30,

Unrealized appreciation (depreciation) on
securities held, net of taxes (benefits) of $(133)
and $16, respectively.                                    $(249)        $  40

Less gains realized in net income, net of taxes
of $20 and $10, respectively.                                37            20
                                                          -------------------
Net unrealized appreciation (depreciation)                $(286)        $  20
----------------------------------------------------------===================

Six months ended June 30,

Unrealized appreciation (depreciation) on
securities held, net of taxes (benefits) of $(244)
and $109, respectively.                                   $(454)        $ 219

Less gains realized in net income, net of taxes
of $34 and $78, respectively.                                64           146
                                                          -------------------
Net unrealized appreciation (depreciation)                $(518)        $  73
----------------------------------------------------------===================


NOTE 5 - EARNINGS PER SHARE

-------------------------------------------------------------------
(Dollars in millions,                         Effect of
except per share amounts)         Basic       Dilution     Diluted
-------------------------------------------------------------------
Three Months Ended June 30,
-------------------------------------------------------------------
1999
-------------------------------------------------------------------
Net income                      $    232           --      $    232
--------------------------------===================================

Shares (in thousands):

Weighted average                 201,729           --       201,729

Options and restricted
stock grants                                    3,354         3,354
-------------------------------------------------------------------

Total shares                     201,729        3,354       205,083
--------------------------------===================================
Earnings per share              $   1.15     $  (0.02)     $   1.13
--------------------------------===================================
1998
-------------------------------------------------------------------
Net income                      $    308           --      $    308
--------------------------------===================================
Shares (in thousands):

Weighted average                 213,831           --       213,831

Options and restricted
stock grants                                    2,715         2,715
-------------------------------------------------------------------

Total shares                     213,831        2,715       216,546
--------------------------------===================================
Earnings per share              $   1.44     $  (0.02)     $   1.42
--------------------------------===================================

Six Months Ended June 30,
-------------------------------------------------------------------
1999
-------------------------------------------------------------------
Net income                      $    420           --      $    420
--------------------------------===================================
Shares (in thousands):

Weighted average                 203,294           --       203,294

Options and restricted
stock grants                                    3,091         3,091
-------------------------------------------------------------------

Total shares                     203,294        3,091       206,385
--------------------------------===================================
Earnings per share              $   2.07     $  (0.03)     $   2.04
--------------------------------===================================
1998
-------------------------------------------------------------------
Net income                      $    803           --      $    803
--------------------------------===================================
Shares (in thousands):

Weighted average                 214,730           --       214,730

Options and restricted
stock grants                                    2,415         2,415
-------------------------------------------------------------------

Total shares                     214,730        2,415       217,145
--------------------------------===================================
Earnings per share              $   3.74     $  (0.04)     $   3.70
--------------------------------===================================

Common shares held as Treasury shares were 67,503,466 and 52,561,178 as of June 30, 1999 and 1998, respectively.

NOTE 6 - REINSURANCE RECOVERABLES

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability.

In connection with the sale of CIGNA's individual life insurance and annuity business (as discussed in Note 3), the reinsurance recoverable from Lincoln National Corporation at June 30, 1999 was $6.0 billion.

Failure of reinsurers to indemnify CIGNA, as a result of reinsurer insolvencies and disputes, could result in losses. However, CIGNA does not expect charges for unrecoverable reinsurance to have a material effect on its results of operations, liquidity or financial condition.

In CIGNA's consolidated income statements, premiums and fees were net of ceded premiums and benefits, losses and settlement expenses were net of reinsurance recoveries as follows:

------------------------------------------------------------------------
                                 Three Months            Six Months
                                    Ended                   Ended
                                   June 30,                June 30,
  (In millions)                1999        1998        1999        1998
------------------------------------------------------------------------

Ceded premiums:
 Individual life
   insurance and
   annuity business sold       $101        $108        $164        $221
 Other                          122         105         229         214
                               ----------------------------------------
Total                          $223        $213        $393        $435
                               ----------------------------------------
Reinsurance recoveries:
 Individual life
   insurance and
   annuity business sold       $ 77        $ 62        $ 99        $118
Other                            66         100         154         189
                               ----------------------------------------
Total                          $143        $162        $253        $307
-------------------------------========================================

NOTE 7 - SEGMENT INFORMATION

Operating segments are based on CIGNA's internal reporting structure and generally reflect differences in products; the International Life, Health and Employee Benefits segment is based on geography. CIGNA uses operating income (net income excluding after-tax realized investment results, results of discontinued operations and, in 1999, the cumulative effect of adopting SOP 97-3) to measure the financial results of its segments. Summarized segment financial information was as follows:

-----------------------------------------------------------------------------------------
                                        Three Months                     Six Months
                                            Ended                           Ended
                                           June 30,                        June 30,
(In millions)                        1999            1998            1999            1998
-----------------------------------------------------------------------------------------
Premiums and fees
  and other revenues:
Employee Health Care,
  Life and Disability
  Benefits                        $ 3,219         $ 2,973         $ 6,355         $ 5,839
Employee Retirement
  Benefits and Investment
  Services                             71              73             133             144
International Life,
  Health and Employee
  Benefits                            482             309             865             587
Other Operations                      222             189             441             684
Corporate                             (44)            (22)            (79)            (49)
-----------------------------------------------------------------------------------------
Total                             $ 3,950         $ 3,522         $ 7,715         $ 7,205
-----------------------------------------------------------------------------------------
Income from continuing
  operations:
Operating income (loss):
Employee Health Care,
  Life and Disability
  Benefits                        $   173         $   143         $   330         $   274
Employee Retirement
  Benefits and Investment
  Services                             67              60             130             121
International Life,
  Health and Employee
  Benefits                             44               7              47              16
Other Operations                       37              29              67             262
Corporate                             (27)            (16)            (51)            (37)
                                 --------------------------------------------------------
Total operating income                294             223             523             636
Realized investment gains,
  net of taxes                          9              26              16              52
-----------------------------------------------------------------------------------------
Income from continuing
  operations                      $   303         $   249         $   539         $   688
---------------------------------========================================================

NOTE 8 - COST REDUCTION INITIATIVES

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Health Care, Life and Disability Benefits segment. The charge consisted primarily of costs related to severance and vacated lease space. The cash outlays associated with these initiatives will continue through 1999 with most having occurred in 1998. As of June 30, 1999, approximately $12 million of severance was paid to approximately 1,400 employees.

NOTE 9 - CONTINGENCIES AND OTHER MATTERS

Financial Guarantees

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. For example, CIGNA guarantees the repayment of industrial revenue bonds and a minimum level of benefits for certain separate account contracts. In addition, CIGNA has entered into specialty life reinsurance contracts that guarantee payments for specified unfavorable changes in variable annuity account values based on underlying mutual fund investments if account holders expire or elect to receive periodic income payments.

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

Efforts at the federal and state level to increase regulation of the health care industry could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation, result in increased medical or administrative costs or reduce product margins. Matters under consideration that could have an adverse effect include mandated benefits or services that increase costs without improving the quality of care, loss of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state law through legislative actions and court decisions, changes in the ERISA regulations governing claim appeal procedures imposing increased administrative burdens and costs and restrictions on the use of prescription drug formularies. Due to the uncertainty associated with the timing and content of any proposals ultimately adopted, the effect on CIGNA's results of operations, liquidity or financial condition cannot be reasonably estimated at this time.

In early 1999, the Administration proposed a federal budget that would eliminate the deferral of taxation of certain statutory income of life insurance companies. CIGNA has not provided for taxes on $450 million of such income. If the proposal is enacted, CIGNA will record additional income tax expense of $158 million for the resulting liability. The proposed federal budget also would limit the deduction of interest expense on the general indebtedness of corporations owning non-leveraged corporate life insurance policies covering the lives of officers, employees or directors who are not 20 percent owners of the corporation. If this latter provision is enacted as proposed, CIGNA does not anticipate that it will have a material effect on its consolidated results of operations, liquidity, or financial condition, although it could have a material adverse effect on the results of operations of the Employee Retirement Benefits and Investment Services segment.

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

Litigation

CIGNA is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefits programs. While the outcome of litigation cannot be determined, CIGNA does not expect that litigation currently threatened or pending will result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition.

Brazilian Investment

CIGNA is currently evaluating alternatives relative to its investment in a Brazilian health care operation. This evaluation could result in changes in this operation and a possible impairment of up to approximately $325 million, representing the carrying value of the investment as of July 31, 1999 and other costs. A decision is expected later in 1999. While CIGNA does not expect that any charges resulting from this evaluation will be material to its liquidity or financial condition, they could be material to CIGNA's future results of operations.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of June 30, 1999, compared with December 31, 1998, and its results of operations for the quarter and six months ended June 30, 1999, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1998 Annual Report to Shareholders (pages 10 through 24), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on sale, which will be recognized in discontinued operations in the third quarter, was approximately $1.2 billion. CIGNA's priorities for use of capital, including proceeds from the sale, are internal growth, acquisitions, and share repurchases.

In the second quarter of 1999, CIGNA began reporting the sold property and casualty business as discontinued operations and reclassified prior period financial information accordingly.

In April 1999, CIGNA sold a 29% interest in its Japanese life insurance operations to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were $105 million. The after-tax gain, which CIGNA recognized in the second quarter, was $43 million and is reported in the International Life, Health and Employee Benefits segment.

As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of approximately $770 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell this business is in the form of an indemnity reinsurance arrangement, the remaining gain was deferred and is being recognized at the rate that earnings from the business sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized $16 million of the deferred gain in the second quarters of 1999 and 1998, and $31 million and $33 million for the six months ended June 30, 1999 and 1998, respectively.

CIGNA continues to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. See page 16 for discussion regarding CIGNA's Brazilian investments and Note 3 to the Financial Statements for additional information on acquisitions and dispositions.

Cost Reduction Initiatives

In the fourth quarter of 1997, CIGNA adopted a cost reduction plan to restructure its health care operations, which resulted in a pre-tax charge of $32 million ($22 million after-tax) in the Employee Health Care, Life and Disability Benefits segment. The charge consisted primarily of costs related to severance and vacated lease space. The cash outlays associated with these initiatives will continue through 1999 with most having occurred in 1998. These initiatives are expected to result in annual after-tax expense savings of $50 million with approximately two-thirds of the savings having emerged in 1998 and the full amount expected in 1999.

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

In early 1999, the Administration proposed a federal budget that would eliminate the deferral of taxation of certain statutory income of life insurance companies. As discussed in Note 9 to the

Financial Statements, CIGNA has not provided for taxes on $450 million of such income. If the proposal is enacted, CIGNA will record additional income tax expense of $158 million for the resulting liability. The proposed federal budget also would limit the deduction of interest expense on the general indebtedness of corporations owning non-leveraged corporate life insurance policies covering the lives of officers, employees or directors who are not 20 percent owners of the corporation. If this latter provision is enacted as proposed, CIGNA does not anticipate that it will have a material effect on its consolidated results of operations, liquidity, or financial condition, although it could have a material adverse effect on the results of operations of the Employee Retirement Benefits and Investment Services segment.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 9 to the Financial Statements.

Recent Accounting Pronouncements

CIGNA adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" as of January 1, 1999. SOP 97-3, issued by the American Institute of Certified Public Accountants (AICPA), provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments such as workers' compensation second injury funds, medical risk pools and charges related to operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a reduction of net income of $91 million ($140 million pre-tax), and is primarily related to the property and casualty business, which has been sold and which is reported as discontinued operations, as discussed above.

In 1999, CIGNA adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, issued by the AICPA in 1998, specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. Implementation of this pronouncement did not have a material effect on results of operations, liquidity or financial condition. In 1998, the Financial Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are to be recognized in net income or, for derivatives that are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2001, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

CONSOLIDATED RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
FINANCIAL SUMMARY                 Three Months                Six Months
                                      Ended                      Ended
                                     June 30,                   June 30,
(In millions)                  1999          1998          1999          1998
--------------------------------------------------------------------------------
CONTINUING
OPERATIONS:
Premiums and fees            $3,724        $3,354        $7,311        $6,570
Net investment income           734           789         1,455         1,578
Other revenues                  226           168           404           635
Realized investment
  gains                          13            39            24            79
                            -------------------------------------------------
Total revenues                4,697         4,350         9,194         8,862
Benefits and expenses         4,228         3,965         8,357         7,794
                            -------------------------------------------------
Income before taxes             469           385           837         1,068
Income taxes                    166           136           298           380
                            -------------------------------------------------
Income from
  continuing operations         303           249           539           688
Less realized
  investment gains,
  net of taxes                    9            26            16            52
------------------------------------------------------------------------------
Operating income*            $  294        $  223        $  523        $  636
----------------------------=================================================

CIGNA's consolidated operating income (as defined in the footnote below) for the second quarter of 1999 included a $43 million after-tax gain recognized on the sale of a 29% interest in its Japanese life insurance operations. For the six months of 1998, operating income included a $202 million after-tax gain recognized on the sale of CIGNA's individual life insurance and annuity

____________________
* Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results, the results of discontinued operations and, in 1999, the cumulative effect of adopting a new accounting pronouncement.

business. Excluding these items, operating income was $251 million and $480 million for the second quarter and six months of 1999, respectively, compared with $223 million and $434 million for the same periods last year. The increase for the second quarter and six month periods primarily reflects improved results in CIGNA's Employee Health Care, Life and Disability Benefits segment.

After-tax realized investment results of the continuing operations decreased 65% and 69% in the second quarter and six months of 1999 versus the same periods last year. These decreases primarily reflect lower gains on sales of real estate partnerships and equity securities. For additional information, see Note 4 to the Financial Statements.

Excluding the $43 million and $202 million after-tax gains mentioned above, full year operating income (which excludes results of discontinued operations and the gain on sale of the property and casualty business) is expected to improve in 1999 over 1998; however, such improvement could be adversely affected by the factors noted in the cautionary statement on page 22.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

------------------------------------------------------------------------------
FINANCIAL SUMMARY                 Three Months                Six Months
                                     Ended                       Ended
                                    June 30,                   June 30,
(In millions)                  1999          1998          1999          1998
------------------------------------------------------------------------------
Premiums and fees            $3,064        $2,836        $6,040        $5,573
Net investment income           149           142           287           285
Other revenues                  155           137           315           266
                            --------------------------------------------------
Segment revenues              3,368         3,115         6,642         6,124
Benefits and expenses         3,103         2,889         6,133         5,690
                            --------------------------------------------------
Income before taxes             265           226           509           434
Income taxes                     92            83           179           160
                            --------------------------------------------------
Operating income             $  173        $  143        $  330        $  274
----------------------------==================================================
Realized investment
gains, net of taxes          $    3        $   18        $    9        $   36
----------------------------==================================================

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 21% and 20% for the second quarter and six months of 1999, compared with the same periods last year. Operating income for the Indemnity and HMO operations was as follows:

------------------------------------------------------------------------
                               Three Months            Six Months
                                  Ended                  Ended
                                 June 30,               June 30,
(In millions)               1999        1998        1999        1998
------------------------------------------------------------------------
Indemnity operations        $ 78        $ 73        $141        $142
HMO operations                95          70         189         132
------------------------------------------------------------------------
Total                       $173        $143        $330        $274
========================================================================

Indemnity operating income increased 7% for the second quarter and decreased 1% for the six months of 1999 compared with the same periods last year. These changes primarily reflect improved guaranteed cost medical claims experience and improved group life business partially offset for the second quarter and more than offset for the six months of 1999 by lower earnings on experience-rated medical business.

HMO operating results for the second quarter and six months of 1999 include net favorable after-tax adjustments of $6 million and $12 million resulting from account and tax reviews. HMO results for the second quarter and six months of 1998 include net unfavorable after-tax adjustments of $6 million primarily for uncollectible receivables of a health care service business. Excluding these adjustments, HMO results were $89 million and $177 million for the second quarter and six months of 1999, respectively, compared with $76 million and $138 million for the same periods last year. These improvements reflect rate increases for guaranteed cost HMO business, improved results in health care services operations, and membership growth in HMO experience-rated and alternative funding business.

Premiums and fees increased 8% for the second quarter and six months of 1999 compared to the same periods last year. These increases primarily reflect HMO and medical indemnity membership growth and rate increases.

Net investment income increased 5% and 1% for the second quarter and six months of 1999 compared to the same periods of 1998. For the quarter, the increase reflects growth in invested assets and higher investment yields. For the six months, the growth in assets was partially offset by lower investment yields.

As of June 30, 1999, total HMO membership was approximately 6.6 million, representing an increase of 4% since June 30, 1998 and 2% since December 31, 1998. These increases primarily reflect membership growth in experience-rated and alternative funding programs, partially offset by declines in guaranteed cost HMO membership. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims, and CIGNA generally earns a lower margin than under traditional programs.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents generally represent paid claims under alternative funding programs, such as minimum premium and Administrative Services Only (ASO) plans. Premium equivalents for the second quarter and six months of 1999 were $3.9 billion and $7.4 billion, respectively. These amounts represent increases of 21% and 16% compared with the same periods last year. These increases primarily reflect HMO and PPO membership growth. Premium equivalents were 55% and 53% of total adjusted premiums and fees for the six months of 1999 and 1998, respectively. Premium equivalents related to ASO plans accounted for approximately 51% and 49% of total adjusted premiums and fees for the six months of 1999 and 1998.


 EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

-----------------------------------------------------------------------
FINANCIAL SUMMARY               Three Months            Six Months
                                   Ended                  Ended
                                  June 30,               June 30,
(In millions)                1999        1998        1999        1998
-----------------------------------------------------------------------

Premiums and fees            $ 71        $ 73        $133        $144
Net investment income         403         414         790         824
                            -----------------------------------------
Segment revenues              474         487         923         968
Benefits and expenses         375         397         731         789
                            -----------------------------------------
Income before taxes            99          90         192         179
Income taxes                   32          30          62          58
                            -----------------------------------------
Operating income             $ 67        $ 60        $130        $121
----------------------------=========================================
Realized investment
gains, net of taxes          $  6        $  7        $  7        $ 13
----------------------------=========================================

Operating income for the Employee Retirement Benefits and Investment Services segment includes favorable non-recurring adjustments totaling $3 million after-tax in the second quarter and six months of 1999. Excluding these items, results for the second quarter and six months of 1999, were $64 and $127, respectively, compared with $60 and $121 for the same periods last year. These increases in 1999 over 1998 reflect higher earnings from an increased asset base, partially offset by a shift to lower margin products (separate account equity funds).

Premiums and fees for the second quarter and six months of 1999 decreased 3% and 8%, respectively, compared with the same periods last year, reflecting a decline in annuity sales partially offset by higher fees from separate accounts.

Net investment income decreased 3% and 4% for the second quarter and six months of 1999, primarily reflecting lower investment yields and customers' continued redirection of a portion of their investments from the general account to separate accounts.

Assets under management are generally a key determinant of earnings for this segment. For the six months ended June 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

--------------------------------------------------------------------
(In millions)                                 1999             1998
--------------------------------------------------------------------
Balance - January 1                       $ 52,929         $ 48,231
Premiums and deposits                        4,063            4,079
Investment results                           1,913            1,585
Increase in fair value of assets               594            2,006
Customer withdrawals                        (2,994)          (2,271)
Other, including participant
  withdrawals and benefit payments          (2,772)          (2,962)
--------------------------------------------------------------------
 Balance - June 30                        $ 53,733         $ 50,668
====================================================================

For the six months of 1999 and 1998, approximately 64% and 53%, respectively, of premiums and deposits reflect recurring deposits from existing customers while the remaining amounts represent sales to new customers and new plan sales to existing customers. Investment results increased 21% in the six months of 1999, compared with the same period in 1998. This increase reflects higher realized capital gains and growth in assets, partially offset by lower investment yields. The fair value of assets increased less in 1999 than in 1998 primarily due to lower net appreciation of separate accounts and market value depreciation of general account fixed maturities. The increase in customer withdrawals is primarily due to the effect of withdrawals under defined contribution business in the first quarter of 1999.

Assets  under   management   will  continue  to  be  affected  by  market  value
fluctuations for fixed maturities and equity securities.

See Other Matters on page 11 for additional information regarding corporate life insurance.

 INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

-----------------------------------------------------------------------------
FINANCIAL SUMMARY                Three Months               Six Months
                                    Ended                      Ended
                                   June 30,                   June 30,
(In millions)                 1999          1998         1999          1998
-----------------------------------------------------------------------------

Premiums and fees            $ 416         $ 309        $ 794         $ 586
Net investment income           32            29           62            56
Other revenues                  66            --           71             1
                            -----------------------------------------------
Segment revenues               514           338          927           643
Benefits and expenses          441           327          846           618
                            -----------------------------------------------
Income before taxes             73            11           81            25
Income taxes                    29             4           34             9
                            -----------------------------------------------
Operating income             $  44         $   7        $  47         $  16
----------------------------===============================================
Realized investment
losses, net of taxes         $  (1)          $--        $  (1)          $--
----------------------------===============================================

Results for the International Life, Health and Employee Benefits segment for the second quarter and six months of 1999 include a pre-tax gain of $66 million ($43 million after-tax) included in Other Revenues from the April 1999 sale of a 29% interest in CIGNA's Japanese life insurance operations. Operating income associated with the 29% interest that was sold was $2 million for the first quarter of 1999; $3 million and $5 million for the second quarter and six months of 1998, respectively; and $10 million for the full year of 1998.

Excluding the gain on sale noted above, operating income was $1 million and $4 million for the second quarter and six months of 1999, respectively. The declines from the same periods last year are primarily attributable to losses in the 1999 periods of $8 million and $15 million after-tax from Brazilian health care operations. CIGNA's health care operations in Brazil include a managed health care business, which is being consolidated, and an investment in another health care operation, which is being accounted for under the equity method.

Premiums and fees increased 35% for the second quarter and six months of 1999 compared with the same periods last year. Excluding premiums and fees from the Brazilian managed health care business (which is being consolidated and was acquired in the second half of 1998) and the effects of foreign currency changes, premiums and fees increased 24% for the second quarter and six months of 1999. These increases reflect growth in Japanese life insurance operations and, to a lesser extent, growth in life and group benefits business in Southeast Asia as well as higher health care premiums and fees for expatriate employees of multinational companies.

Net investment income for the second quarter and six months of 1999 increased 10% and 11%, respectively, compared with the same periods last year. Excluding the effects of foreign currency changes, the increase was 9% and 7%, respectively. These increases reflect growth in invested assets partially offset by lower yields.

CIGNA has expanded its international operations, principally in Brazil, and expects to continue to pursue international growth through acquisitions and other investments. CIGNA expects this growth to result in start-up costs and initial losses.

CIGNA is continuing efforts to improve results in its Brazilian health care operations, including initiatives to improve the pricing of medical products and services and to provide for enhanced medical cost controls.

In addition, CIGNA is currently evaluating alternatives relative to its investment in the Brazilian health care operation that is accounted for under the equity method. This evaluation could result in changes in this health care operation and a possible impairment of up to approximately $325 million, representing the carrying value of the investment as of July 31, 1999 and other costs. A decision is expected later in 1999. While CIGNA does not expect that any charges resulting from this evaluation will be material to its liquidity or financial condition, they could be material to CIGNA's future results of operations.

OTHER OPERATIONS

--------------------------------------------------------------------------------
FINANCIAL SUMMARY                 Three Months                Six Months
                                      Ended                     Ended
                                     June 30,                  June 30,
(In millions)                  1999          1998          1999          1998
--------------------------------------------------------------------------------

Premiums and fees            $  173        $  136        $  344        $  267
Net investment income           146           196           307           394
Other revenues                   49            53            97           417
                           --------------------------------------------------
Segment revenues                368           385           748         1,078
Benefits and expenses           311           344           645           675
                           --------------------------------------------------
Income before taxes              57            41           103           403
Income taxes                     20            12            36           141
                           --------------------------------------------------
Operating income             $   37        $   29        $   67        $  262
---------------------------==================================================
Realized investment
gains, net of taxes          $    1        $    1        $    1        $    3
---------------------------==================================================

Other Operations consist of:

o gain recognition related to the sale of the individual life insurance and annuity business;
o corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
o    life, accident and health reinsurance operations;
o    settlement annuity business; and
o    certain new business initiatives.

Operating income for the six months of 1998 includes an after-tax gain of $202 million recognized on the sale of the individual life insurance and annuity business. The gain was $316 million on a pre-tax basis and is reported in Other Revenues. Excluding this amount, operating income for the second quarter and six months of 1999 was $37 million and $67 million, respectively, compared with operating income of $29 million and $60 million for the second quarter and six months of 1998. The 1999 increases reflect growth in accident and specialty life reinsurance products.

For the second quarter and six months of 1999, premiums and fees increased 27% and 29% from the same periods of 1998. These increases also reflect growth in accident and specialty life reinsurance products partially offset by declining health reinsurance premiums.

Net investment income decreased 26% and 22% for the second quarter and six months of 1999 compared with the same periods of 1998. These decreases primarily reflect lower assets from leveraged corporate life insurance, and, to a lesser extent, lower yields.

In 1996, Congress passed legislation that phased out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate life insurance products. For the second quarter and six months of 1999, revenues of $82 million and $190 million, and operating income of $9 million and $19 million were from products that are affected by this legislation. CIGNA does not expect this legislation to have a material adverse effect on its consolidated results of operations, liquidity or financial condition.

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

CORPORATE

--------------------------------------------------------------------------
FINANCIAL SUMMARY         Three Months               Six Months
                             Ended                      Ended
                            June 30,                   June 30,
(In millions)          1999          1998          1999          1998
--------------------------------------------------------------------------
Operating loss        $ (27)        $ (16)        $ (51)        $ (37)
----------------------====================================================

Corporate is used to report amounts not allocated to segments, such as interest expense and intersegment eliminations. The increases in the operating loss in the second quarter and six months of 1999 primarily reflect higher unallocated expenses and lower net investment income due to a reduction in investment assets. Results for all periods include certain corporate overhead expenses which previously had been allocated to the property and casualty operations.

PROPERTY AND CASUALTY DISCONTINUED OPERATIONS

-----------------------------------------------------------------------------------------
FINANCIAL SUMMARY                        Three Months                    Six Months
                                            Ended                           Ended
                                           June 30,                       June 30,
(In millions)                        1999            1998           1999            1998
-----------------------------------------------------------------------------------------
Premiums and fees                 $   735         $   761        $ 1,411         $ 1,446
Net investment income                 131             153            268             301
Other revenues                         61              65            136             130
Realized investment gains              17               8             48              27
                                 -------------------------------------------------------
Total revenues                        944             987          1,863           1,904
Benefits and expenses               1,054             901          1,911           1,733
                                 -------------------------------------------------------
Income (loss) before taxes           (110)             86            (48)            171
Income taxes (benefits)               (39)             27            (20)             56
----------------------------------------------------------------------------------------
Income (loss) from
  discontinued operations         $   (71)        $    59        $   (28)        $   115
--------------------------------========================================================

On July 2, 1999, CIGNA sold its property and casualty business. See Acquisitions and Dispositions on page 11 for additional information. Amounts in the table above are excluded from CIGNA's results of continuing operations.

The decline in results of the discontinued operations for the second quarter of 1999 compared with the prior year is primarily attributable to a charge of $67 million after-tax resulting from account and other financial reviews of an insurance-related service business. The decline also reflects unfavorable claim experience, lower results from insurance-related service business, and the effects of continued competitive conditions in the property and casualty insurance markets.

For the six months of 1999, the decline also reflects unfavorable prior year loss development in the international property and casualty operations primarily related to catastrophe losses.

The adverse pre-tax effects of prior year development on the results of the discontinued operations were $64 million and $50 million for the second quarter of 1999 and 1998 (including asbestos and environmental losses of $40 million and $27 million for the same periods). For the six months of 1999 and 1998, the adverse pre-tax effects were $131 million and $98 million (including asbestos and environmental losses of $81 million and $52 million for the same periods).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for CIGNA and its insurance subsidiaries has remained strong as evidenced by significant amounts of short-term investments and cash and cash equivalents in the aggregate. Generally, CIGNA has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

For the six months of 1999, cash and cash equivalents of continuing operations decreased approximately $700 million from $2.0 billion as of December 31, 1998. This decrease primarily reflects payments of dividends on and repurchases of CIGNA common stock ($753 million), cash used for investing activities ($452 million), and net withdrawals from contractholder deposit funds ($255 million), partially offset by cash provided by operating activities ($710 million) reflecting earnings and the timing of operating cash receipts and disbursements.

On July 2, 1999, CIGNA received $3.45 billion in cash upon closing of the sale of its property and casualty business.

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

CIGNA had $1.4  billion of long-term  debt  outstanding  at June 30,  1999,  and
December 31, 1998. As of June 30, 1999, CIGNA had approximately $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At June 30, 1999, CIGNA's short-term debt amounted to $307 million, an increase of $35 million from December 31, 1998.

CIGNA has repurchased approximately 8,766,000 shares of its common stock for $770 million during 1999, including 1,237,500 shares repurchased for $112 million from July 1 through July 31, 1999. On July 28, 1999, CIGNA's Board of Directors authorized an additional $1 billion of share repurchases. The total remaining authorization as of July 31, 1999 was $1.02 billion.

INVESTMENT ASSETS - CONTINUING OPERATIONS

------------------------------------------------------------
                                     June 30,  December 31,
(In millions)                           1999           1998
------------------------------------------------------------
Fixed maturities                     $23,121        $24,270
Equity securities                        541            477
Mortgage loans                        10,115          9,599
Real estate                              798            733
Other, primarily policy loans          4,063          6,597
------------------------------------------------------------
Total investment assets              $38,638        $41,676
============================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the second quarter 1999 Financial Statements and Notes 2, 4 and 5 to the 1998 Financial Statements as well as the 1998 Form 10-K.

Investment assets as of June 30, 1999 decreased 7% from December 31, 1998. This decrease primarily reflects a decline of approximately $2.4 billion in policy loans due to surrenders of leveraged corporate life insurance policies and a reduction in the fair value of fixed maturities of approximately $1.1 billion due to increases in interest rates.

Significant amounts of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). Approximate percentages of investments attributable to policyholder contracts were as follows:

--------------------------------------------
                   June 30,   December 31,
                      1999           1998
--------------------------------------------
Fixed maturities        40%           39%
Mortgage loans          58%           57%
Real estate             65%           63%
--------------------------------------------

Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities; asset-backed securities, including collateralized mortgage obligations (CMOs); and redeemable preferred stocks.

As of June 30, 1999, the fair value of fixed maturities, including policyholder share, was greater than amortized cost by $496 million, compared with $1.6 billion as of December 31, 1998. The decrease is primarily attributable to an increase in interest rates during the six months of 1999.

     Potential Problem and Problem Bonds

Potential problem bonds are fully current but judged by management to have certain characteristics that increase the likelihood of problem classification. CIGNA had $54 million of potential problem bonds, including amounts attributable to policyholder contracts, as of June 30, 1999, compared with $58 million as of December 31, 1998. These amounts are net of cumulative write-downs of $5 million as of both dates.

CIGNA considers bonds that are delinquent or restructured as to terms, typically interest rate and in certain cases maturity date, problem bonds. As of June 30, 1999 and December 31, 1998, CIGNA had problem bonds, including amounts attributable to policyholder contracts, of $165 million and $108 million, net of related cumulative write-downs of $27 million and $19 million, respectively. Problem bonds included $14 million and $3 million, respectively, related to emerging market investments as of June 30, 1999 and December 31, 1998. CIGNA recognizes interest income on problem bonds only when payment is received.


Mortgage Loans

--------------------------------------------------------------
                                    June 30,    December 31,
                                       1999            1998
--------------------------------------------------------------
Mortgage loans (in millions)        $10,115         $ 9,599
Property type:
 Office buildings                        39%             37%
 Retail facilities                       33              34
 Apartment buildings                     14              15
 Industrial                               6               7
 Hotels                                   6               5
 Other                                    2               2
Total                                   100%            100%
--------------------------------------------------------------

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

CIGNA had potential problem mortgage loans, including amounts attributable to policyholder contracts, of $54 million as of June 30, 1999, and $55 million as of December 31, 1998. There were no valuation reserves related to these amounts in either period.

CIGNA's problem mortgage loans include delinquent and restructured mortgage loans. Delinquent mortgage loans include those on which payment is overdue by 60 days or more. Restructured mortgage loans are those whose basic financial terms have been modified, typically to reduce the interest rate or extend the maturity date.

CIGNA had problem mortgage loans, including amounts attributable to policyholder contracts, of $96 million and $98 million, as of June 30, 1999 and December 31, 1998, net of valuation reserves of $6 million as of both dates. CIGNA recognizes interest income on problem mortgage loans only when payment is received.

Real Estate

As of June 30, 1999 and December 31, 1998, investment real estate, net of reserves and write-downs, included: 1) $449 million and $390 million, respectively, of real estate held for the production of income, and 2) $349 million and $343 million, respectively, of real estate held for sale, primarily properties acquired as a result of foreclosure of mortgage loans.

Summary

The effects of write-downs, changes in valuation reserves and non-accruals related to investment assets for the second quarter and six months ended June 30, 1999 and 1998 were not material to CIGNA's policyholder contracts, results of operations, liquidity or financial position.

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

CIGNA's Year 2000 efforts include: 1) identifying systems requiring remediation;
2) assessing what is required to remediate those systems; 3) remediating systems to be ready for the Year 2000 (by either modifying or replacing them); and 4) testing systems for Year 2000 readiness, including that they properly interface with systems of external parties, such as customers and third-party administrators. CIGNA has completed the identification and assessment phases with respect to its IT systems that are critical to maintaining operations or where the failure of those systems would result in significant costs or disruption of operations ("mission critical systems"). As of June 30, 1999, CIGNA has substantially completed the remediation and testing of its mission critical systems.

CIGNA's systems also include non-IT systems, such as telephone, facility management and other systems using embedded chips. These non-IT systems were substantially Year 2000 ready as of June 30, 1999.

CIGNA is using both internal and external resources to meet the timetable established for completion of its Year 2000 efforts. The after-tax costs of Year 2000 efforts (including amounts related to discontinued operations) were approximately $100 million in 1998 and are expected to be approximately $45 million in 1999. Year 2000 after-tax costs for the second quarter and six months of 1999 were approximately $10 million and $20 million, respectively. Approximately 60% of total Year 2000 costs are attributable to existing systems resources which have been redirected to the Year 2000 efforts. The remaining amounts represent incremental costs for Year 2000 efforts. Although certain systems development efforts have been deferred in order to address Year 2000 issues, CIGNA does not expect that this deferral will have a significant adverse effect on its results of operations or financial condition.

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

While CIGNA expects that its Year 2000 efforts will be successful, it has completed a comprehensive analysis of the operational problems that would be reasonably likely to result from the failure by CIGNA and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. CIGNA has historically had security and backup policies and procedures for safeguarding critical corporate data. It is supplementing these policies by developing Year 2000 contingency plans to provide for the continuity of operations in the event of Year 2000 systems failures or the failure of third-party entities to be Year 2000 ready. These plans are expected to be completed and tested prior to the end of 1999.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those expected by CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) an increase in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 2) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; 3) significant changes in interest rates; 4) significant stock market declines resulting in payments contingent on certain variable annuity account values; 5) the effect on CIGNA's international operations and investments from further significant deterioration in Latin American and Asian economies; 6) the results of the evaluation described on page 16 of alternatives related to an investment in Brazilian health care operations; and 7) proposals to change federal corporate income taxes.

Part II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of CIGNA Corporation was held on April 28, 1999. At the meeting, 174,379,373 shares of Common Stock were represented and entitled to vote as of March 1, 1999, the record date; 204,865,115 shares of Common Stock were outstanding and entitled to vote as of March 1, 1999, the record date. CIGNA shareholders elected nominees to the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for 1999.

                                                                     Votes
                                                  Votes For          Withheld
                                                  ---------          --------

          Election of nominee to
          Board of Directors for
          term expiring in April, 2000

                 H. Edward Hanway                173,585,696         793,677

          Election of nominees to
          Board of Directors for
          terms expiring in April, 2002

                 Peter N. Larson                 173,617,899         761,474
                 Joseph Neubauer                 173,517,736         861,637
                 Carol Cox Wait                  173,578,954         800,419
                 Marilyn Ware                    173,602,102         777,271

          -----------------------------

                                                  Votes For      Votes Against      Abstentions
                                                  ---------      -------------      -----------

          Ratification of Pricewaterhouse-
          Coopers as Independent Accountants     173,908,589        94,963            375,821

Item  6.  Exhibits and Reports on Form 8-K.


          (a)  See Exhibit Index.

          (b) During the quarterly period ended June 30, 1999, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

               o dated August 2, 1999, Item 5 - containing a news release regarding its second quarter 1999 results.

               o dated July 2, 1999, Item 2 - containing a news release regarding the sale of its P&C businesses to ACE.

               o dated May 3, 1999, Item 5 - containing a news release regarding its first quarter 1999 results.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.


                                                   CIGNA CORPORATION



                                                   By: /s/ James A. Sears
                                                       -------------------------
                                                       James A. Sears
                                                       Vice President and
                                                       Chief Accounting Officer


Date: August 6, 1999

                                  Exhibit Index
                                  -------------


                                                               Method of
Number         Description                                      Filing
------         -----------                                      ------


10             Description of Stock Compensation           Filed herewith
               Plan for Non-Employee Directors
               of CIGNA Corporation (as amended
               and restated, effective July 1, 1999)

12             Computation of Ratio of                     Filed herewith
               Earnings to Fixed Charges

27.1           Financial Data Schedule                     Included only in
                                                           the EDGAR version of
                                                           the Form 10-Q

27.2           Restated Financial Data Schedule            Included only in
                                                           the EDGAR version of
                                                           the Form 10-Q

27.3           Restated Financial Data Schedule            Included only in
                                                           the EDGAR version of
                                                           the Form 10-Q

27.4           Restated Financial Data Schedule            Included only in
                                                           the EDGAR version of
                                                           the Form 10-Q