Form 10-Q
period 1999-09-30
CIGNA CORP
filed 1999-11-05
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

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

                      One Liberty Place, 1650 Market Street
                        Philadelphia, Pennsylvania 19192
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (215) 761-1000
                                                           --------------

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of September 30, 1999, 185,952,253 shares of the issuer's Common Stock were outstanding.

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

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements
-----------------------------

CIGNA  CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

                                                             Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                           1999           1998         1999          1998
------------------------------------------------------------------------------------------------------------
REVENUES
Premiums and fees                                        $  3,781      $  3,344      $ 11,092      $  9,914
Net investment income                                         762           766         2,217         2,344
Other revenues                                                157           150           561           785
Realized investment gains (losses)                            (11)           42            13           121
                                                         --------      --------      --------      --------

    Total revenues                                          4,689         4,302        13,883        13,164
                                                         --------      --------      --------      --------

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                    3,142         2,879         9,280         8,655
Policy acquisition expenses                                    63            58           188           148
Other operating expenses                                    1,547           953         3,641         2,881
                                                         --------      --------      --------      --------

    Total benefits, losses and expenses                     4,752         3,890        13,109        11,684
                                                         --------      --------      --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                       (63)          412           774         1,480
                                                         --------      --------      --------      --------

Income taxes (benefits):
    Current                                                   159           132           485           666
    Deferred                                                  (90)           16          (118)         (138)
                                                         --------      --------      --------      --------
        Total taxes                                            69           148           367           528
                                                         --------      --------      --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     (132)          264           407           952
                                                         --------      --------      --------      --------
DISCONTINUED OPERATIONS
Income (loss) from operations, net of taxes                    --           (13)          (28)          102
Gain on sale, net of taxes                                  1,194            --         1,194            --
                                                         --------      --------      --------      --------
    Income (loss) from discontinued operations              1,194           (13)        1,166           102
                                                         --------      --------      --------      --------
INCOME BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                            1,062           251         1,573         1,054

Cumulative effect of accounting change, net of taxes           --            --           (91)           --
                                                         --------      --------      --------      --------

NET INCOME                                               $  1,062      $    251      $  1,482      $  1,054
-------------------------------------------------------=====================================================
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations                 $  (0.68)     $   1.26      $   2.03      $   4.47
Income (loss) from discontinued operations                   6.12         (0.06)         5.81          0.48
------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change         5.44          1.20          7.84          4.95
Cumulative effect of accounting change, net of taxes           --            --         (0.45)           --
------------------------------------------------------------------------------------------------------------
Net income                                               $   5.44      $   1.20      $   7.39      $   4.95
-------------------------------------------------------=====================================================
DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations                 $  (0.68)     $   1.25      $   2.00      $   4.42
Income (loss) from discontinued operations                   6.12         (0.06)         5.73          0.48
------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change         5.44          1.19          7.73          4.90
Cumulative effect of accounting change, net of taxes           --            --         (0.45)           --
------------------------------------------------------------------------------------------------------------
Net income                                               $   5.44      $   1.19      $   7.28      $   4.90
-------------------------------------------------------=====================================================
DIVIDENDS DECLARED PER SHARE                             $   0.30      $   0.29      $   0.90      $   0.86
-------------------------------------------------------=====================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                      As of                   As of
                                                                                  September 30,           December 31,
                                                                                      1999                    1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $23,188; $22,663)               $ 23,392                $ 24,270
   Equity securities, at fair value (cost, $271; $249)                                   515                     477
   Mortgage loans                                                                      9,830                   9,599
   Policy loans                                                                        3,339                   6,185
   Real estate                                                                           794                     733
   Other long-term investments                                                           164                     170
   Short-term investments                                                              2,197                     242
                                                                                    --------                --------
       Total investments                                                              40,231                  41,676
Cash and cash equivalents                                                              1,851                   1,986
Accrued investment income                                                                623                     617
Premiums, accounts and notes receivable                                                2,423                   2,481
Reinsurance recoverables                                                               6,795                   6,666
Deferred policy acquisition costs                                                        850                     730
Property and equipment                                                                   707                     701
Deferred income taxes                                                                  1,309                   1,034
Other assets                                                                             506                     750
Goodwill and other intangibles                                                         1,974                   2,090
Separate account assets                                                               35,504                  34,808
Net assets of discontinued operations                                                     --                   2,351
---------------------------------------------------------------------------------------------------------------------
        Total assets                                                                $ 92,773                $ 95,890
-----------------------------------------------------------------------------------==================================
LIABILITIES
Contractholder deposit funds                                                        $ 27,353                $ 30,607
Unpaid claims and claim expenses                                                       3,860                   3,392
Future policy benefits                                                                12,377                  12,510
Unearned premiums                                                                        540                     589
                                                                                    --------                --------
         Total insurance and contractholder liabilities                               44,130                  47,098
Accounts payable, accrued expenses and other liabilities                               4,756                   4,358
Current income taxes                                                                     196                      27
Short-term debt                                                                           68                     272
Long-term debt                                                                         1,360                   1,428
Separate account liabilities                                                          35,087                  34,430
---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                            85,597                  87,613
---------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (par value, $0.25; shares issued, 267; 265)                                  67                      66
Additional paid-in capital                                                             2,821                   2,719
Net unrealized appreciation, fixed maturities                            $     12                $    750
Net unrealized appreciation, equity securities                                150                     206
Net translation of foreign currencies                                           6                    (114)
                                                                         --------                --------
   Accumulated other comprehensive income                                                168                     842
Retained earnings                                                                      8,049                   6,746
Less treasury stock, at cost                                                          (3,929)                 (2,096)
---------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                    7,176                   8,277
---------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                 $ 92,773                $ 95,890
-----------------------------------------------------------------------------------==================================
SHAREHOLDERS' EQUITY PER SHARE                                                      $  38.59                $  40.25
-----------------------------------------------------------------------------------==================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,                                             1999                     1998
--------------------------------------------------------------------------------------------------------------------
                                                                     Compre-      Share-      Compre-       Share-
                                                                    hensive     holders'      hensive     holders'
                                                                     Income       Equity       Income       Equity
--------------------------------------------------------------------------------------------------------------------
Common stock                                                                     $    67                   $    66
                                                                                 ---------                 ---------
Additional paid-in capital, July 1                                                 2,814                     2,704
  Issuance of common stock for employee benefits plans                                 7                         6
                                                                                 ---------                 ---------
Additional paid-in capital, September 30                                           2,821                     2,710
                                                                                 ---------                 ---------
Accumulated other comprehensive income, July 1                                       215                       835
  Net unrealized appreciation (depreciation), fixed maturities      $  (148)        (148)     $   119          119
  Net unrealized depreciation, equity securities                       (128)        (128)         (85)         (85)
                                                                    ---------                 ---------
      Net unrealized appreciation (depreciation) on securities         (276)                       34
  Net translation of foreign currencies                                 229          229          (27)         (27)
                                                                    ---------                 ---------
          Other comprehensive income (loss)                             (47)                        7
                                                                                 ---------                 ---------
Accumulated other comprehensive income, September 30                                 168                       842
                                                                                 ---------                 ---------
Retained earnings, July 1                                                          7,045                     6,376
  Net income                                                          1,062        1,062          251          251
  Common dividends declared                                                          (58)                      (60)
                                                                                 ---------                 ---------
Retained earnings, September 30                                                    8,049                     6,567
                                                                                 ---------                 ---------
Treasury stock, July 1                                                            (2,800)                   (1,641)
  Repurchase of common stock                                                      (1,128)                     (385)
  Other treasury stock transactions, net                                              (1)                       (3)
                                                                                 ---------                 ---------
Treasury stock, September 30                                                      (3,929)                   (2,029)
--------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY                 $ 1,015      $ 7,176      $   258      $ 8,156
------------------------------------------------------------------==================================================


Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------

Common stock, January 1                                                          $    66                   $    66
  Issuance of common stock for employee benefits plans                                 1                        --
                                                                                 ---------                 ---------
Common stock, September 30                                                            67                        66
                                                                                 ---------                 ---------
Additional paid-in capital, January 1                                              2,719                     2,655
  Issuance of common stock for employee benefits plans                               102                        55
                                                                                 ---------                 ---------
Additional paid-in capital, September 30                                           2,821                     2,710
                                                                                 ---------                 ---------
Accumulated other comprehensive income, January 1                                    842                       758
  Net unrealized appreciation (depreciation), fixed maturities      $  (738)        (738)     $   112          112
  Net unrealized depreciation, equity securities                        (56)         (56)          (5)          (5)
                                                                    ---------                 ---------
      Net unrealized appreciation (depreciation) on securities         (794)                      107
  Net translation of foreign currencies                                 120          120          (23)         (23)
                                                                    ---------                 ---------
          Other comprehensive income (loss)                            (674)                       84
                                                                                 ---------                 ---------
Accumulated other comprehensive income, September 30                                 168                       842
                                                                                 ---------                 ---------
Retained earnings, January 1                                                       6,746                     5,696
  Net income                                                          1,482        1,482        1,054        1,054
  Common dividends declared                                                         (179)                     (183)
                                                                                 ---------                 ---------
Retained earnings, September 30                                                    8,049                     6,567
                                                                                 ---------                 ---------
Treasury stock, January 1                                                         (2,096)                   (1,243)
  Repurchase of common stock                                                      (1,786)                     (756)
  Other treasury stock transactions, net                                             (47)                      (30)
                                                                                 ---------                 ---------
Treasury stock, September 30                                                      (3,929)                   (2,029)
--------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY                 $   808      $ 7,176      $ 1,138      $ 8,156
------------------------------------------------------------------==================================================

The Notes to Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                              Nine Months Ended September 30,
                                                                                                    1999           1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Income from continuing operations                                                             $   407       $   952
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
            Insurance liabilities                                                                     660           696
            Reinsurance recoverables                                                                  (82)          (69)
            Deferred policy acquisition costs                                                        (101)         (113)
            Premiums, accounts and notes receivable                                                  (348)         (207)
            Accounts payable, accrued expenses, other liabilities and
                current income taxes                                                                  263           (26)
            Deferred income taxes                                                                    (118)         (138)
            Realized investment gains                                                                 (13)         (121)
            Depreciation and goodwill amortization                                                    172           173
            Gain on sale of businesses (excluding discontinued operations)                           (139)         (393)
            Charge attributable to Brazilian investments                                              478            --
            Other, net                                                                               (154)         (293)
                                                                                                  ---------     ---------
                Net cash provided by operating activities of continuing operations                  1,025           461
                                                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from investments sold:
        Fixed maturities                                                                            1,889         2,599
        Equity securities                                                                              81           122
        Mortgage loans                                                                                481           824
        Other                                                                                       1,236           993
    Investment maturities and repayments:
        Fixed maturities                                                                            2,090         2,406
        Mortgage loans                                                                                276           416
    Investments purchased:
        Fixed maturities                                                                           (4,353)       (4,876)
        Equity securities                                                                             (83)          (55)
        Mortgage loans                                                                             (1,080)       (1,292)
        Other                                                                                      (2,782)       (2,028)
    Proceeds on sale of businesses                                                                  3,557           998
    Other, net                                                                                       (207)         (160)
                                                                                                  ---------     ---------
                Net cash provided by (used in) investing activities of continuing operations        1,105           (53)
                                                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits and interest credited to contractholder deposit funds                                  5,708         4,648
    Withdrawals and benefit payments from contractholder deposit funds                             (6,103)       (4,892)
    Net change in short-term debt                                                                    (256)         (372)
    Repayment of long-term debt                                                                       (16)          (99)
    Repurchase of common stock                                                                     (1,596)         (754)
    Issuance of common stock                                                                           39            20
    Common dividends paid                                                                            (180)         (184)
                                                                                                  ---------     ---------
                Net cash used in financing activities of continuing operations                     (2,404)       (1,633)
                                                                                                  ---------     ---------
Effect of foreign currency rate changes on cash and cash equivalents                                    1            (8)
Net cash (to) from discontinued operations                                                            138          (143)
-------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                            (135)       (1,376)
Cash and cash equivalents, beginning of period                                                      1,986         1,832
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                          $ 1,851       $   456
------------------------------------------------------------------------------------------------=========================

Supplemental Disclosure of Cash Information:
    Income taxes paid, net of refunds                                                             $   346       $   626
    Interest paid                                                                                 $    82       $    81
-------------------------------------------------------------------------------------------------------------------------

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

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of CIGNA's business as well as competitive and other market conditions, call for caution in estimating results for the full year based on interim results of operations.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

CIGNA adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" as of January 1, 1999. SOP 97-3, issued by the American Institute of Certified Public Accountants (AICPA), provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments such as workers' compensation second injury funds, medical risk pools and charges related to operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a reduction of net income of $91 million ($140 million pre-tax), and is primarily related to the property and casualty business, which CIGNA sold and reports as discontinued operations.

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

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are to be recognized in net income or, for derivatives that are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2001, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. CIGNA reports this business as discontinued operations and has reclassified prior period financial information. CIGNA recognized the after-tax gain on sale of approximately $1.2 billion in discontinued operations in the third quarter.

Summarized financial data for the discontinued operations is outlined below:

------------------------------------------------------------------------------------------------
                                                       Three Months             Nine Months
                                                          Ended                   Ended
                                                      September 30,            September 30,
(In millions)                                       1999        1998         1999         1998
------------------------------------------------------------------------------------------------
Income Statement Data
Revenues                                             $--        $942       $1,863       $2,846
                                                  ----------------------------------------------
Income (loss) before income taxes (benefits)         $--        $(20)        $(48)        $151
Income taxes (benefits)                               --          (7)         (20)          49
                                                  ----------------------------------------------
Income (loss) from operations                         --         (13)         (28)         102
Gain on sale, net of taxes of $1,152               1,194          --        1,194           --
------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations        $1,194        $(13)      $1,166         $102
-------------------------------------------------===============================================

------------------------------------------
                             December 31,
(In millions)                        1998
------------------------------------------
Balance Sheet Data
Invested assets                 $ 9,031
Reinsurance recoverables          6,470
Other assets                      6,240
                           --------------
Total assets                     21,741
                           --------------
Insurance liabilities            16,494
Other liabilities                 2,896
                           --------------
Total liabilities                19,390
-----------------------------------------
Net assets*                     $ 2,351
---------------------------==============

The gain includes the recognition of after-tax foreign currency translation losses of $139 million (net of tax benefits of $80 million) and net unrealized appreciation on securities of $163 million (net of taxes of $65 million).

During the third quarter of 1999, CIGNA completed a review of its Brazilian operations (including analyses of future estimated cash flows). These operations consist primarily of a health care operation and a managed health care business. As a result of the review, CIGNA decided to withdraw from the health care operation but will continue to operate the managed health care business. This review resulted in an aggregate after-tax charge of $400 million. The charge includes the recognition of after-tax foreign currency translation losses of $89 million (net of a tax benefit of $48 million), and consists of the following items:

o $305 million for the carrying value of the health care operation from which CIGNA is withdrawing, certain loans guaranteed by CIGNA, and exit costs; and
o    $95 million for impairment of other investments, primarily goodwill.

CIGNA's withdrawal from the health care operation could be challenged. While the outcome of any regulatory or legal actions cannot be determined, CIGNA does not expect that such actions would result in losses material to its results of operations, liquidity or financial condition.

In April 1999, CIGNA sold a 29% interest in its Japanese life insurance operations to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were $105 million. The after-tax gain was $43 million and is reported in the International Life, Health and Employee Benefits segment.

As of January 1, 1998, CIGNA sold its individual life insurance and annuity business to Lincoln National Corporation for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of approximately $770 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell this business is in the form of an indemnity reinsurance arrangement, the remaining gain was deferred and is being recognized at the rate that earnings from the business sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized $15 million and $17 million of the deferred gain in the third quarters of 1999 and 1998, and $46 million and $50 million for the nine months ended September 30, 1999 and 1998, respectively.

CIGNA had other acquisitions and dispositions during the nine months of 1999 and 1998, the effects of which were not material to the financial statements.

--------
* Accumulated other comprehensive income associated with the discontinued operations was $222 million as of December 31, 1998.

NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments of continuing operations, excluding policyholder share, were as follows:

-------------------------------------------------------------------------------
                                   Three Months                Nine Months
                                       Ended                      Ended
                                   September 30,              September 30,
(In millions)                   1999          1998         1999          1998
-------------------------------------------------------------------------------
Fixed maturities                $(15)          $19          $(5)          $39
Equity securities                  2             5           15            30
Mortgage loans                    --             7           --            12
Real Estate                       --             8            1            15
Other                              2             3            2            25
                              -------------------------------------------------
                                 (11)           42           13           121
Less income taxes
  (benefits)                      (3)           15            5            42
-------------------------------------------------------------------------------
Net realized investment
  gains (losses)                 $(8)          $27           $8           $79
------------------------------=================================================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, for continuing operations were as follows:

----------------------------------------------------------------------------
                               Three Months                 Nine Months
                                   Ended                       Ended
                               September 30,              September 30,
(In millions)                1999         1998         1999         1998
----------------------------------------------------------------------------
Proceeds from sales          $610         $686       $1,970       $2,721
Gross gains on sales           11           58           54          155
Gross losses on sales         (16)          (1)         (24)         (42)
----------------------------------------------------------------------------

The components of net unrealized appreciation (depreciation) on securities (including securities of discontinued operations and excluding policyholder share) for the three and nine months ended September 30 were as follows:

--------------------------------------------------------------------
(In millions)                                      1999       1998
--------------------------------------------------------------------
Three months ended September 30,
Unrealized appreciation (depreciation) on
  securities held, net of taxes (benefits) of
  $(68) and $26, respectively.                    $(121)       $32
Less gains (losses) realized in net income,
  net of taxes of $60 in 1999.                      155         (2)
--------------------------------------------------------------------
Net unrealized appreciation (depreciation)        $(276)       $34
------------------------------------------------====================
Nine months ended September 30,
Unrealized appreciation (depreciation) on
  securities held, net of taxes (benefits) of
  $(312) and $135, respectively.                  $(575)      $251
Less gains realized in net income, net of
  taxes of $94 and $78, respectively.               219        144
--------------------------------------------------------------------
Net unrealized appreciation (depreciation)        $(794)      $107
------------------------------------------------====================

NOTE 5 - EARNINGS PER SHARE

Income and per share amounts reflect income (loss) from continuing operations.
------------------------------------------------------------------------------
                                                        Effect
(Dollars in millions,                                       Of
except per share amounts)                  Basic      Dilution        Diluted
------------------------------------------------------------------------------
Three Months Ended September 30,
------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------
Loss                                        $(132)           --        $(132)
----------------------------------------======================================
Shares (in thousands):
Weighted average                          195,137           --       195,137
Options and restricted stock grants*                        --            --
------------------------------------------------------------------------------
Total shares                              195,137           --       195,137
----------------------------------------======================================
Loss per share                             $(0.68)           --       $(0.68)
----------------------------------------======================================
1998
------------------------------------------------------------------------------
Income                                       $264           --          $264
----------------------------------------======================================
Shares (in thousands):
Weighted average                          209,212           --       209,212
Options and restricted stock grants                      2,300         2,300
------------------------------------------------------------------------------
Total shares                              209,212        2,300       211,512
----------------------------------------======================================
Earnings per share                          $1.26       $(0.01)        $1.25
----------------------------------------======================================

Nine Months Ended September 30,
------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------
Income                                       $407           --          $407
----------------------------------------======================================
Shares (in thousands):
Weighted average                          200,541           --       200,541
Options and restricted stock grants                      2,933         2,933
------------------------------------------------------------------------------
Total shares                              200,541        2,933       203,474
----------------------------------------======================================
Earnings per share                          $2.03       $(0.03)        $2.00
----------------------------------------======================================
1998
------------------------------------------------------------------------------
Income                                       $952           --          $952
----------------------------------------======================================
Shares (in thousands):
Weighted average                          212,871           --       212,871
Options and restricted stock grants                      2,376         2,376
------------------------------------------------------------------------------
Total shares                              212,871        2,376       215,247
----------------------------------------======================================
Earnings per share                          $4.47       $(0.05)        $4.42
----------------------------------------======================================

Common shares held as Treasury shares were 80,809,495 and 58,498,295 as of September 30, 1999 and 1998, respectively.

NOTE 6 - REINSURANCE RECOVERABLES

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements to assume and cede reinsurance with other insurance companies. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded reinsurance does not relieve the originating insurer of liability.

In connection with the sale of CIGNA's individual life insurance and annuity business, the reinsurance recoverable from Lincoln National Corporation at September 30, 1999 was $6.1 billion.

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

In CIGNA's consolidated income statements, premiums and fees were net of ceded premiums and benefits, losses and settlement expenses were net of reinsurance recoveries as follows:

-------------------------------------------------------------
                            Three Months       Nine Months
                                Ended             Ended
                            September 30,     September 30,
(In millions)               1999     1998     1999     1998
-------------------------------------------------------------
Ceded premiums:
Individual life
  insurance and
  annuity business sold     $159     $139     $323     $360
Other                        118       91      347      305
-------------------------------------------------------------
Total                       $277     $230     $670     $665
--------------------------===================================
Reinsurance recoveries:
Individual life
  insurance and
  annuity business sold     $162     $118     $261     $236
Other                        130       58      284      247
-------------------------------------------------------------
Total                       $292     $176     $545     $483
--------------------------===================================

------------
* Because of the loss from continuing operations for the quarter, the number of shares used to compute earnings per share does not reflect the dilution caused by stock options and restricted stock grants of approximately 2.6 million shares.

NOTE 7 - SEGMENT INFORMATION

Operating segments reflect CIGNA's internal reporting structure and are based on differences in products, except the International Life, Health and Employee Benefits segment, which is based on geography. CIGNA uses operating income (net income excluding after-tax realized investment results, results of discontinued operations and, in 1999, the cumulative effect of adopting SOP 97-3) to measure the financial results of its segments. Summarized segment financial information was as follows:

----------------------------------------------------------------------------------------
                                           Three Months                Nine Months
                                               Ended                      Ended
                                           September 30,               September 30,
(In millions)                           1999          1998          1999          1998
----------------------------------------------------------------------------------------
Premiums and fees
  and other revenues:
Employee Health Care,
  Life and Disability Benefits        $3,288        $3,006        $9,643        $8,845
Employee Retirement
  Benefits and Investment
  Services                                70            54           203           198
International Life, Health
  and Employee Benefits                  409           300         1,274           887
Other Operations                         213           164           654           848
Corporate                                (42)          (30)         (121)          (79)
----------------------------------------------------------------------------------------
Total                                 $3,938        $3,494       $11,653       $10,699
-------------------------------------===================================================
Income (loss) from continuing
  operations:
Operating income (loss):
Employee Health Care,
  Life and Disability  Benefits         $182          $159          $512          $433
Employee Retirement
  Benefits and Investment
  Services                                66            63           196           184
International Life, Health
  and Employee Benefits                 (397)           14          (350)           30
Other Operations                          33            30           100           292
Corporate                                 (8)          (29)          (59)          (66)
                                     ---------------------------------------------------
Total operating income (loss)           (124)          237           399           873
Realized investment gains
  (losses), net of taxes                  (8)           27             8            79
----------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                           $(132)         $264          $407          $952
-------------------------------------===================================================


NOTE 8 - COST REDUCTION INITIATIVES

During the third quarter of 1999, CIGNA adopted a plan for cost reduction initiatives subsequent to the sale of the property and casualty business. Adoption of the plan resulted in a pre-tax charge of $15 million ($10 million after-tax), primarily for severance expenses, which was recorded in Corporate ($7 million after-tax) and the International Life, Health and Employee Benefits segment ($3 million after-tax). CIGNA expects to substantially complete implementation of this plan by mid-2000.

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

Regulatory and Industry Developments

CIGNA's  businesses  are  subject  to  a  changing  social,   economic,   legal,
legislative and regulatory environment. Some of the more significant current issues that may affect CIGNA's businesses include:

o    efforts to expand tort liability of health plans;
o proposed class action lawsuits targeting the health care industry's efforts to deliver quality care at affordable costs;
o    initiatives to increase health care regulation; and
o    initiatives  to  restrict   insurance   pricing  and  the   application  of
     underwriting standards.

Pending initiatives to increase health care regulation at the federal level include "managed care reform" and "patients' bill of rights" legislation. The bill that recently passed the House of Representatives would expand tort liability for health plans and change the practices for defining medical necessity. The corresponding bill that recently passed the Senate lacks similar provisions. Given these differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what, if any, legislation will ultimately be enacted or what the effect on CIGNA of any such legislation would be.

Several of CIGNA's health care industry competitors recently have had proposed class action lawsuits filed against them by a coalition of plaintiffs' attorneys. CIGNA expects that similar lawsuits could be filed against it. Given that no such lawsuits are currently pending against CIGNA and given the uncertainties of predicting the outcome of litigation generally, it is not possible to determine at this time what the ultimate effect, if any, on CIGNA of any such litigation would be.

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

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation (CIGNA) as of September 30, 1999, compared with December 31, 1998, and its results of operations for the quarter and nine months ended September 30, 1999, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1998 Annual Report to Shareholders (pages 10 through 24), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. CIGNA reports this business as discontinued operations and has reclassified prior period financial information. CIGNA recognized the after-tax gain on sale of approximately $1.2 billion in discontinued operations in the third quarter. CIGNA's priorities for use of capital, including proceeds from the sale, are internal growth, acquisitions, and share repurchases.

In the third quarter of 1999, CIGNA recognized an after-tax charge of $400 million attributable to certain Brazilian investments. See page 15 for further discussion.

In April 1999, CIGNA sold a 29% interest in its Japanese life insurance operations to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were $105 million. The after-tax gain was $43 million and is reported in the International Life, Health and Employee Benefits segment.

As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale resulted in an after-tax gain of approximately $770 million of which $202 million was recognized upon closing of the sale. Since the principal agreement to sell this business is in the form of an indemnity reinsurance arrangement, the remaining gain was deferred and is being recognized at the rate that earnings from the business sold would have been expected to emerge, primarily over fifteen years on a declining basis. CIGNA recognized $15 million and $17 million of the deferred gain in the third quarters of 1999 and 1998, and $46 million and $50 million for the nine months ended September 30, 1999 and 1998, respectively.

CIGNA will continue to conduct strategic and financial reviews of its businesses in order to deploy its capital most effectively. See Note 3 to the Financial Statements for additional information on acquisitions and dispositions.

Other Matters

CIGNA's  businesses  are  subject  to  a  changing  social,   economic,   legal,
legislative and regulatory environment. Some of the more significant current issues that may affect CIGNA's businesses include:

o    efforts to expand tort liability of health plans;
o proposed class action lawsuits targeting the health care industry's efforts to deliver quality care at affordable costs;
o    initiatives to increase health care regulation; and
o    initiatives  to  restrict   insurance   pricing  and  the   application  of
     underwriting standards.

Pending initiatives to increase health care regulation at the federal level include "managed care reform" and "patients' bill of rights" legislation. The bill that recently passed the House of Representatives would expand tort liability for health plans and change the practices for defining medical necessity. The corresponding bill that recently passed the Senate lacks similar provisions. Given these differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what, if any, legislation will ultimately be enacted or what the effect on CIGNA of any such legislation would be.

Several of CIGNA's health care industry competitors recently have had proposed class action lawsuits filed against them by a coalition of plaintiffs' attorneys. CIGNA expects that similar lawsuits could be filed against it. Given that no such lawsuits are currently pending against CIGNA and given the uncertainties of predicting the outcome of litigation generally, it is not possible to determine at this time what the ultimate effect, if any, on CIGNA of any such litigation would be.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 9 to the Financial Statements.

Recent Accounting Pronouncements

CIGNA adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" as of January 1, 1999. SOP 97-3, issued by the American Institute of Certified Public Accountants (AICPA), provides guidance on the recognition and measurement of liabilities for guaranty fund and other insurance-related assessments such as workers' compensation second injury funds, medical risk pools and charges related to operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a reduction of net income of $91 million ($140 million pre-tax), and is primarily related to the property and casualty business, which CIGNA sold and reports as discontinued operations, as discussed above.

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

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are to be recognized in net income or, for derivatives that are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2001, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. CIGNA has not determined the effect or timing of implementation of this pronouncement.

Cost Reduction Initiatives

During the third quarter of 1999, CIGNA adopted a plan for cost reduction initiatives subsequent to the sale of the property and casualty business. Adoption of the plan resulted in a pre-tax charge of $15 million ($10 million after-tax), primarily for severance expenses, which was recorded in Corporate ($7 million after-tax) and the International Life, Health and Employee Benefits segment ($3 million after-tax). CIGNA expects to substantially complete implementation of this plan by mid-2000.

RESULTS OF CONTINUING OPERATIONS

-----------------------------------------------------------------------------------
FINANCIAL SUMMARY                     Three Months                 Nine Months
                                         Ended                        Ended
                                      September 30,               September 30,
(In millions)                      1999          1998          1999          1998
-----------------------------------------------------------------------------------
Premiums and fees                $3,781        $3,344       $11,092        $9,914
Net investment income               762           766         2,217         2,344
Other revenues                      157           150           561           785
Realized investment
  gains (losses)                    (11)           42            13           121
                                 --------------------------------------------------
Total revenues                    4,689         4,302        13,883        13,164
Benefits and expenses             4,752         3,890        13,109        11,684
                                 --------------------------------------------------
Income (loss) before taxes          (63)          412           774         1,480
Income taxes                         69           148           367           528
                                 --------------------------------------------------
Income (loss) from
  continuing operations            (132)          264           407           952
Realized investment
  (gains) losses, net
  of taxes                            8           (27)           (8)          (79)
-----------------------------------------------------------------------------------
Operating income (loss)*          $(124)         $237          $399          $873
---------------------------------==================================================

--------
* Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results, results of discontinued operations and, in 1999, the cumulative effect of adopting SOP 97-3.

CIGNA's consolidated  operating income (as defined in the footnote above on page
12) included certain nonrecurring items. The most significant nonrecurring items and operating income excluding these items ("adjusted operating income") are presented in the table below:

-----------------------------------------------------------------------
                                   Three Months         Nine Months
                                      Ended                Ended
                                   September 30,       September 30,
(In millions)                    1999       1998      1999       1998
-----------------------------------------------------------------------
Operating income (loss)         $(124)      $237      $399       $873
Charge related to certain
  Brazilian investments           400         --       400         --
Restructuring costs                10         --        10         --
Gain on sale of partial
  interest in Japanese
  life insurance operations        --         --       (43)        --
Gain on sale of individual
  life insurance and
  annuity business                 --         --        --       (202)
-----------------------------------------------------------------------
Adjusted operating income        $286       $237      $766       $671
-------------------------------========================================

The increase in adjusted operating income for the third quarter and nine month periods primarily reflects improved operating results in CIGNA's Employee Health Care, Life and Disability Benefits segment and investment income on proceeds from the sale of the property and casualty business.

After-tax realized investment results of the continuing operations decreased significantly in the third quarter and nine months of 1999 versus the same periods last year. These decreases primarily reflect lower gains on sales of fixed maturities, real estate partnerships and equity securities. For additional information, see Note 4 to the Financial Statements.

Excluding the nonrecurring items presented above, full year operating income (which excludes results of discontinued operations) is expected to improve in 1999 over 1998; however, such improvement could be adversely affected by the factors noted in the cautionary statement on page 20.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

------------------------------------------------------------------------
FINANCIAL SUMMARY               Three Months            Nine Months
                                   Ended                   Ended
                                September 30,           September 30,
(In millions)                1999         1998        1999        1998
------------------------------------------------------------------------
Premiums and fees          $3,139       $2,870      $9,179      $8,443
Net investment income         141          152         428         437
Other revenues                149          136         464         402
                          ----------------------------------------------
Segment revenues            3,429        3,158      10,071       9,282
Benefits and expenses       3,146        2,904       9,279       8,594
                          ----------------------------------------------
Income before taxes           283          254         792         688
Income taxes                  101           95         280         255
                          ----------------------------------------------
Operating income             $182         $159        $512        $433
--------------------------==============================================
Realized investment gains
  (losses),  net of taxes     $(6)         $19          $3         $55
--------------------------==============================================

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 14% and 18% for the third quarter and nine months of 1999 compared with the same periods last year. Operating income for the Indemnity and HMO operations was as follows:

----------------------------------------------------------
                         Three Months        Nine Months
                             Ended              Ended
                         September 30,      September 30,
(In millions)            1999     1998     1999     1998
----------------------------------------------------------
Indemnity operations      $78      $77     $219     $219
HMO operations            104       82      293      214
----------------------------------------------------------
Total                    $182     $159     $512     $433
-----------------------===================================

Indemnity results for the third quarter of 1999 primarily reflect improved Administrative Services Only (ASO) and group life and accident businesses offset by lower earnings on experience-rated medical and long-term disability businesses. The results for the nine months also reflect improved guaranteed cost medical claims experience.

HMO operating results for the third quarter and nine months of 1999 include net favorable after-tax adjustments of $6 million and $18 million, respectively, from account and tax reviews. HMO results for the third quarter and nine months of 1998 include net favorable after-tax adjustments of $1 million and net unfavorable after-tax adjustments of $5 million, respectively, from account and tax reviews. Excluding these items,

HMO operating results reflect improvement in health care services operations, rate increases for guaranteed cost HMO business, and membership growth in HMO experience-rated and alternative funding business.

Premiums and fees increased 9% for the third quarter and nine months of 1999, primarily due to HMO and medical indemnity membership growth and rate increases.

Net investment income decreased 7% for the quarter and 2% for the nine months, reflecting lower investment yields.

As of September 30, 1999, HMO membership totaled approximately 6.7 million, representing increases of 4% since September 30, 1998 and 3% since December 31, 1998. These increases primarily reflect membership growth in experience-rated and alternative funding programs, partially offset by declines in guaranteed cost HMO membership. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding the payment of claims, and CIGNA generally earns a lower margin than under traditional programs.

Management believes that adding premium equivalents to premiums and fees (adjusted premiums and fees) produces a more meaningful measure of business volume. Premium equivalents generally represent paid claims under alternative funding programs, such as minimum premium and ASO plans. Premium equivalents for the third quarter and nine months of 1999 were $4.0 billion and $11.4 billion, respectively. These amounts represent increases of 22% and 18% compared with the same periods last year. These increases primarily reflect HMO and PPO (Preferred Provider Organization) membership growth. Premium equivalents were 55% and 53% of total adjusted premiums and fees for the nine months of 1999 and 1998, respectively. Premium equivalents related to ASO plans accounted for approximately 51% and 49% of total adjusted premiums and fees for the nine months of 1999 and 1998.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

--------------------------------------------------------------------
FINANCIAL SUMMARY             Three Months           Nine Months
                                  Ended                 Ended
                              September 30,         September 30,
(In millions)               1999        1998       1999       1998
--------------------------------------------------------------------
Premiums and fees            $70         $54       $203       $198
Net investment income        409         389      1,199      1,213
                          ------------------------------------------
Segment revenues             479         443      1,402      1,411
Benefits and expenses        382         352      1,113      1,141
                          ------------------------------------------
Income before taxes           97          91        289        270
Income taxes                  31          28         93         86
                          ------------------------------------------
Operating income             $66         $63       $196       $184
--------------------------==========================================
Realized investment
  gains (losses), net
  of taxes                   $(1)         $6         $6        $19
--------------------------==========================================

The increases in operating income for the third quarter and nine months of 1999 are due to higher earnings from an increased asset base, partially offset by a shift to lower margin products (separate account equity funds). Operating income for the nine months of 1999 also includes favorable nonrecurring adjustments totaling $3 million after-tax.

Premiums and fees for the third quarter and nine months of 1999 increased 30% and 3%, respectively, compared with the same periods last year, primarily reflecting higher fees from separate accounts partially offset for the nine months by lower annuity sales.

Net investment income increased 5% and decreased 1% for the third quarter and nine months of 1999, respectively, primarily reflecting higher investment yields for the quarter and lower investment yields for the nine months.

Assets under management are generally a key determinant of earnings for this segment. For the nine months ended September 30, assets under management and related activity, including amounts attributable to separate accounts, were as follows:

---------------------------------------------------------------------
(In millions)                                 1999             1998
---------------------------------------------------------------------
Balance - January 1                        $52,929          $48,231
Premiums and deposits                        6,292            6,073
Investment results                           2,785            2,234
Decrease in fair value of assets              (898)             (21)
Customer withdrawals                        (3,780)          (2,922)
Other, including participant
  withdrawals and benefit payments          (4,505)          (4,321)
---------------------------------------------------------------------
Balance - September 30                     $52,823          $49,274
=====================================================================

For the nine months of 1999 and 1998, approximately 63% and 54%, respectively, of premiums and deposits reflect recurring deposits from existing customers while the remaining amounts represent sales to new customers and new plan sales to existing customers. Investment results increased 25% in the nine months of 1999 due to higher realized capital gains and growth in assets, partially offset by lower investment yields. The fair value of assets decreased more in 1999 than in 1998 primarily due to market value depreciation of fixed maturities. The increase in customer withdrawals is primarily due to the effect of withdrawals of defined contribution business in the first quarter of 1999.

Assets  under   management   will  continue  to  be  affected  by  market  value
fluctuations for fixed maturities and equity securities.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

----------------------------------------------------------------------------
FINANCIAL SUMMARY                 Three Months              Nine Months
                                      Ended                    Ended
                                  September 30,            September 30,
(In millions)                  1999         1998         1999         1998
----------------------------------------------------------------------------
Premiums and fees              $409         $300       $1,203         $886
Net investment income            29           27           91           83
Other revenues                   --           --           71            1
                            ------------------------------------------------
Segment revenues                438          327        1,365          970
Benefits and expenses           911          306        1,757          924
                            ------------------------------------------------
Income (losses) before
  taxes                        (473)          21         (392)          46
Income taxes (benefits)         (76)           7          (42)          16
                            ------------------------------------------------
Operating income (loss)       $(397)         $14        $(350)         $30
----------------------------================================================
Realized investment
  losses, net of taxes          $--          $(2)         $(1)         $(2)
----------------------------================================================

Operating income (loss) for the International Life, Health and Employee Benefits segment included certain nonrecurring items indicated in the table below:

-----------------------------------------------------------------------
                                   Three Months         Nine Months
                                      Ended                Ended
                                  September 30,         September 30,
(In millions)                    1999       1998      1999       1998
-----------------------------------------------------------------------
Operating income (loss)         $(397)       $14     $(350)       $30
Charge related to certain
  Brazilian investments           400         --       400         --
Restructuring costs                 3         --         3         --
Gain on sale of partial
  interest in Japanese life
  insurance operations             --         --       (43)        --
-----------------------------------------------------------------------
Adjusted operating income          $6        $14       $10        $30
-------------------------------========================================

During the third quarter of 1999, CIGNA completed a review of its Brazilian operations (including analyses of future estimated cash flows). These operations consist primarily of a health care operation and a managed health care business. As a result of the review, CIGNA decided to withdraw from the health care operation but will continue to operate the managed health care business. This review resulted in an aggregate after-tax charge of $400 million, consisting of the following items:

o $305 million for the carrying value of the health care operation from which CIGNA is withdrawing, certain loans guaranteed by CIGNA, and exit costs; and

o    $95 million for impairment of other investments, primarily goodwill.

CIGNA's withdrawal from the health care operation could be challenged. While the outcome of any regulatory or legal actions cannot be determined, CIGNA does not expect that such actions would result in losses material to its results of operations, liquidity or financial condition.

The decline for the quarter in adjusted operating income primarily reflects less favorable claim experience in the health care business for expatriate employees of multinational companies and unfavorable mortality experience in the group life business, partially offset by favorable growth and product mix in the Japanese life operations. The decline for the nine months also reflects losses of $15 million after-tax for the Brazilian health care operation from which CIGNA is withdrawing.

Premiums and fees increased 36% for the third quarter and nine months of 1999 compared with the same periods last year. Excluding premiums and fees from the retained Brazilian managed health care business (which were included in results beginning with the fourth quarter of 1998) and the effects of foreign currency changes, premiums and fees increased 17% and 21% for the third quarter and nine months of 1999, respectively. These increases reflect growth in Japanese life insurance operations and, to a lesser extent, growth in life and group benefits business in Southeast Asia, as well as higher health care premiums and fees for expatriate employees of multinational companies.

CIGNA expects to pursue international growth through acquisitions and other investments. CIGNA expects this growth to result in additional start-up costs and initial losses.

OTHER OPERATIONS

----------------------------------------------------------------------------
FINANCIAL SUMMARY                  Three Months            Nine Months
                                      Ended                   Ended
                                   September 30,           September 30,
(In millions)                    1999         1998        1999        1998
----------------------------------------------------------------------------
Premiums and fees                $163         $120        $507        $387
Net investment income             140          193         447         587
Other revenues                     50           44         147         461
                               ---------------------------------------------
Segment revenues                  353          357       1,101       1,435
Benefits and expenses             303          310         948         985
                               ---------------------------------------------
Income before taxes                50           47         153         450
Income taxes                       17           17          53         158
                               ---------------------------------------------
Operating income                   33           30         100         292
Gain on sale of
  individual life
  insurance and annuity
  business                         --           --          --        (202)
                               ---------------------------------------------
Adjusted operating income         $33          $30        $100         $90
-------------------------------=============================================
Realized investment
  gains (losses), net of
  taxes                           $(1)          $4         $--          $7
-------------------------------=============================================

Other Operations consist of:
o deferred gain recognition related to the sale of the individual life insurance and annuity business;
o corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
o    life, accident and health reinsurance operations;
o    settlement annuity business; and
o    certain new business initiatives.

The increase in adjusted operating income for the quarter reflects improved health reinsurance results partially offset by lower income from leveraged corporate life insurance business due to increased policy surrenders. The improved results for the nine months of 1999 reflect growth in the specialty life reinsurance business partially offset by the reductions in leveraged corporate life insurance business.

The 36% and 31% increases in premiums and fees for the third quarter and nine months of 1999 are primarily due to growth in the personal accident reinsurance business partially offset by lower health reinsurance premiums.

The 27% and 24% decreases in net investment income for the third quarter and nine months of 1999 primarily reflect lower assets from leveraged corporate life insurance, and, to a lesser extent, lower yields.

In 1996, Congress passed legislation that phased out over a three-year period the tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, revenues and operating income associated with these products are expected to continue to decline. For the third quarter and nine months of 1999, revenues of $84 million and $274 million, and operating income of $8 million and $27 million were from products that are affected by this legislation.

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

CORPORATE

-----------------------------------------------------------
FINANCIAL SUMMARY    Three Months           Nine Months
                         Ended                 Ended
                     September 30,         September 30,
(In millions)       1999       1998       1999       1998
-----------------------------------------------------------
Operating loss       $(8)      $(29)      $(59)      $(66)
-------------------========================================

Corporate includes amounts not allocated to segments, such as interest expense and intersegment eliminations. The reduced operating losses in the third quarter and nine months of 1999 primarily reflect higher net investment income from the proceeds of the sale of the property and casualty business, partially offset by a restructuring charge of $7 million after-tax recorded in the third quarter of 1999 for cost reduction initiatives (primarily severance-related costs). Results for the third quarter of 1999 and previous periods include certain corporate overhead expenses which had been allocated to the property and casualty business (prior to the reporting of this business as discontinued operations).

PROPERTY AND CASUALTY DISCONTINUED OPERATIONS

--------------------------------------------------------------------------------
FINANCIAL SUMMARY                      Three Months               Nine Months
                                           Ended                     Ended
                                        September 30,            September 30,
(In millions)                        1999        1998         1999         1998
--------------------------------------------------------------------------------
Premiums and fees                     $--        $749       $1,411       $2,195
Net investment income                  --         145          268          446
Other revenues                         --          73          136          203
Realized investment gains
  (losses)                             --         (25)          48            2
                                 -----------------------------------------------
Total revenues                         --         942        1,863        2,846
Benefits and expenses                  --         962        1,911        2,695
                                 -----------------------------------------------
Income (loss) before taxes             --         (20)         (48)         151
Income taxes (benefits)                --          (7)         (20)          49
                                 -----------------------------------------------
Income (loss) from operations          --         (13)         (28)         102
Gain on sale, net of taxes
  of $1,152                         1,194          --        1,194           --
--------------------------------------------------------------------------------
Income (loss) from
  discontinued operations          $1,194        $(13)      $1,166         $102
---------------------------------===============================================

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

For the nine months of 1999, cash and cash equivalents of continuing operations decreased $135 million from $2.0 billion as of December 31, 1998. This decrease primarily resulted from payments of dividends on and repurchases of CIGNA common stock ($1.8 billion) and net withdrawals from contractholder deposit funds ($395 million). These decreases were partially offset by cash provided by operating activities ($1.0 billion), reflecting earnings and the timing of operating cash receipts and disbursements and cash provided by investing activities ($1.1 billion), which includes $3.45 billion received upon completion of the sale of the property and casualty business.

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

CIGNA had $1.4 billion of long-term debt outstanding at September 30, 1999 and December 31, 1998, respectively. As of September 30, 1999, CIGNA had approximately $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission that may be issued as debt securities, equity securities or both, depending upon market conditions and CIGNA's capital requirements.

At September 30, 1999, CIGNA's short-term debt amounted to $68 million, a decrease of $204 million from December 31, 1998. The decrease reflects repayment of commercial paper using proceeds from the sale of the property and casualty business.

CIGNA has repurchased approximately 27,660,000 shares of its common stock for $2.3 billion during 1999, including 7,291,900 shares repurchased for $539 million from October 1 through November 1, 1999. On September 22, 1999, CIGNA's Board of Directors authorized an additional $2 billion of share repurchases. The total remaining authorization as of November 1, 1999 was $1.46 billion.

INVESTMENT ASSETS - CONTINUING OPERATIONS

-------------------------------------------------------------
                               September 30,   December 31,
(In millions)                           1999           1998
-------------------------------------------------------------
Fixed maturities                     $23,392        $24,270
Equity securities                        515            477
Mortgage loans                         9,830          9,599
Real estate                              794            733
Other, primarily policy loans          5,700          6,597
-------------------------------------------------------------
Total investment assets              $40,231        $41,676
=============================================================

Additional information regarding CIGNA's investment assets is included in Note 4 to the third quarter 1999 Financial Statements and Notes 2, 4 and 5 to the 1998 Financial Statements as well as the 1998 Form 10-K.

Investment assets as of September 30, 1999 decreased 3% from December 31, 1998. This decrease primarily reflects a $2.8 billion decline in policy loans due to surrenders of leveraged corporate life insurance policies and a $1.4 billion reduction in the fair value of fixed maturities due to increases in interest rates, partially offset by $1.9 billion of short-term investments purchased with proceeds of the sale of the property and casualty business.

Significant percentages of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). These percentages were as follows:

---------------------------------------------------------------
                          September 30,           December 31,
                                   1999                   1998
---------------------------------------------------------------
Fixed maturities                    40%                    39%
Mortgage loans                      59%                    57%
Real estate                         64%                    63%
===============================================================

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities, asset-backed securities and redeemable preferred stocks. CIGNA's mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Problem bonds and mortgage loans are delinquent or have been restructured as to terms (interest rate or maturity date).

Potential problem bonds and mortgage loans include fully current amounts with other characteristics that increase their likelihood of problem classification. CIGNA also considers mortgage loans to be potential problems if the borrower has requested restructuring or if principal or interest payments are past due by more than 30 but fewer than 60 days.

Real estate held for sale primarily comprises properties acquired as a result of foreclosure of mortgage loans.

The following table presents problem and potential problem bonds and mortgage loans and real estate held for sale, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

------------------------------------------------------------------
                                   September 30,    December 31,
(In millions)                               1999            1998
------------------------------------------------------------------
Problem bonds, including $14 and
  $3, respectively, related to
  emerging market investments               $165            $108
Potential problem bonds                      $65             $58
Problem mortgage loans                       $95             $98
Potential problem mortgage loans            $101             $55
Real estate held for sale                   $347            $343
==================================================================

CIGNA's investment asset write-downs, non-accruals and changes in valuation reserves were not material to CIGNA's policyholder contracts, results of operations, liquidity or financial condition for the periods presented. Additional investment losses are expected to occur in the normal course of business. However, assuming no significant deterioration in economic conditions in Latin America, Asia or other geographical areas, CIGNA does not expect additional losses to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

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

CIGNA's Year 2000 efforts have included: 1) identifying systems requiring remediation; 2) assessing what is required to remediate those systems; 3) remediating systems to be ready for the Year 2000 (by either modifying or replacing them); and 4) testing systems for Year 2000 readiness, including that they properly interface with systems of external parties, such as customers and third-party administrators. CIGNA has completed the identification and assessment phases with respect to its IT systems that are critical to maintaining operations or where the failure of those systems would result in significant costs or disruption of operations ("mission critical systems"). CIGNA has completed the remediation and testing of its mission critical systems.

CIGNA's systems also include non-IT systems, such as telephone, facility management and other systems using embedded chips. These non-IT systems are substantially Year 2000 ready.

CIGNA is using both internal and external resources to meet the timetable established for completion of its Year 2000 efforts. The after-tax costs of Year 2000 efforts (including amounts related to discontinued operations) were approximately $100 million in 1998 and are expected to be approximately $40 million in 1999. Year 2000 after-tax costs for the third quarter and nine months of 1999 were approximately $15 million and $35 million, respectively. Approximately 60% of total Year 2000 costs are attributable to existing systems resources which have been redirected to the Year 2000 efforts. The remaining amounts represent incremental costs for Year 2000 efforts. Although certain systems development efforts have been deferred in order to address Year 2000 issues, CIGNA does not expect that this deferral will have a significant adverse effect on its results of operations or financial condition.

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

While CIGNA expects that its Year 2000 efforts will be successful, it has completed a comprehensive analysis of the operational problems that would be reasonably likely to result from the failure by CIGNA and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. CIGNA has historically had security and backup policies and procedures for safeguarding critical corporate data, as well as business continuity plans. It is supplementing these policies by developing Year 2000 contingency plans to provide for the continuity of operations in the event of Year 2000 systems failures or the failure of third-party entities to be Year 2000 ready. CIGNA has completed these contingency plans for the most critical functions of its major businesses and expects them to be ready for implementation by the end of 1999.

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





CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written or oral forward-looking statements, including statements contained in CIGNA's filings with the Securities and Exchange Commission and in its reports to shareholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, CIGNA cautions the reader that actual results could differ materially from those contained in any forward-looking statement made by or on behalf of CIGNA, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) increases in medical costs in CIGNA's health care operations, including increases in utilization and costs of medical services; 2) increased medical, administrative or other costs resulting from legislative, regulatory and potential litigation challenges to CIGNA's health care business (see page 11 for more information); 3) heightened competition, particularly price competition, reducing product margins and constraining growth in CIGNA's businesses; 4) significant changes in interest rates; 5) significant stock market declines resulting in payments contingent on certain variable annuity account values; 6) the effect on CIGNA's international operations and investments of further significant deterioration in Latin American and Asian economies; and 7) proposals to change federal income taxes. CIGNA cautions that the foregoing list of important factors may not be complete. CIGNA does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of CIGNA.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.


          (a)  See Exhibit Index.

          (b) During the quarterly period ended September 30, 1999, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

               o dated November 1, 1999, Item 5 - containing a news release regarding its third quarter 1999 results.

               o dated August 2, 1999, Item 5 - containing a news release regarding its second quarter 1999 results.

               o dated July 2, 1999, Item 2 - containing a news release regarding the completion of the sale of its domestic and international property and casualty businesses to ACE Limited.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                                CIGNA CORPORATION



                                                By: /s/James A. Sears
                                                    ----------------------------
                                                    James A. Sears
                                                    Vice President and
                                                    Chief Accounting Officer


Date:    November  5, 1999

                                  Exhibit Index
                                  -------------


                                                           Method of
Number      Description                                     Filing
------      -----------                                     ------


12          Computation of Ratio of                     Filed herewith
            Earnings to Fixed Charges

27          Financial Data Schedule                     Included only in
                                                        the EDGAR version of
                                                        the Form 10-Q