Form 10-K405
period 1999-12-31
CIGNA CORP
filed 2000-03-07
CIK 701221

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                ----------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________
                          Commission file number 1-8323
                                CIGNA Corporation
             (Exact name of registrant as specified in its charter)
                                ----------------
                   Delaware                                    06-1059331
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

 One Liberty Place, Philadelphia, Pennsylvania                    19192
   (Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code (215) 761-1000
                                ----------------

           Securities registered pursuant to section 12(b) of the Act:

                                                    Name of each exchange on
       Title of each class                             which registered
       -------------------                             ----------------
 Common Stock, Par Value $0.25;                  New York Stock Exchange, Inc.
         Preferred Stock                            Pacific Exchange, Inc.
         Purchase Rights                       Philadelphia Stock Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2000, was approximately $11.7 billion.

     As of January 31, 2000, 168,574,562 shares of the registrant's Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant's annual report to shareholders for the year ended December 31, 1999. Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement to be dated March 22, 2000.
================================================================================

                                                 TABLE OF CONTENTS
                                                                                                        Page
PART I
Item 1.   Business
          A.   Description of Business.............................................................      1
          B.   Financial Information about Industry Segments ......................................      2
          C.   Employee Health Care, Life and Disability Benefits..................................      3
          D.   Employee Retirement Benefits and Investment Services................................     12
          E.   International Life, Health and Employee Benefits....................................     17
          F.   Other Operations....................................................................     20
          G.   Investments and Investment Income...................................................     22
          H.   Regulation..........................................................................     27
          I.   Ratings.............................................................................     30
          J.   Miscellaneous.......................................................................     32
Item 2.   Properties...............................................................................     32
Item 3.   Legal Proceedings........................................................................     32
Item 4.   Submission of Matters to a Vote of Security Holders......................................     33
Executive Officers of the Registrant...............................................................     33

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................     34
Item 6.   Selected Financial Data..................................................................     34
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...............................................................................     34
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................     34
Item 8.   Financial Statements and Supplementary Data..............................................     34
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial
          Disclosure...............................................................................     34

PART III
Item 10.  Directors and Executive Officers of the Registrant.......................................     34
          A.   Directors of the Registrant.........................................................     34
          B.   Executive Officers of the Registrant................................................     35
Item 11.  Executive Compensation...................................................................     35
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................     35
Item 13.  Certain Relationships and Related Transactions...........................................     35

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................     35
Signatures.........................................................................................     36
Index to Financial Statement Schedules.............................................................   FS-1
Index to Exhibits..................................................................................    E-1

                                     PART I

Item 1.  BUSINESS

A.   Description of Business

     CIGNA Corporation had consolidated shareholders' equity of $6.1 billion and assets of $95.3 billion as of December 31, 1999, and revenues from continuing operations of $18.8 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned employee benefits organizations in the United States. Its subsidiaries are major providers of health care products and services, group life, accident and disability insurance, retirement products and services and investment management. CIGNA's major insurance subsidiary, Connecticut General Life Insurance Company ("CG Life"), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     As used in this document, "CIGNA" and the "Company" may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this document.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through the following operating divisions, the financial results of which are reported in the following segments:

o Employee Health Care, Life and Disability Benefits Segment (beginning on page three)

     o    CIGNA HealthCare

     o    CIGNA Group Insurance

o Employee Retirement Benefits and Investment Services Segment (beginning on page 12)

     o    CIGNA Retirement & Investment Services

o    International Life, Health and Employee Benefits Segment (beginning on page
     17)

     o    CIGNA International

o    Other Operations (beginning on page 20)

     o    CIGNA Reinsurance

     In addition to the results of CIGNA's reinsurance operations, Other Operations also includes:

     o the deferred gain related to the sale of CIGNA's individual life insurance and annuity business; and

     o the results of CIGNA's corporate life insurance business on which policy loans are outstanding, settlement annuity business, certain new business initiatives and non-insurance operations engaged primarily in investment and real estate activities.

     Investment results produced by CIGNA Investment Management on behalf of CIGNA's insurance operations are reported in each segment's results.

Recent Transaction

     On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. For additional information about the sale, see page 11 of the Management's Discussion and Analysis ("MD&A") section of, and Note 3 to the Financial Statements included in, CIGNA's 1999 Annual Report to Shareholders ("Annual Report").

Systems Considerations (including Year 2000)

     CIGNA's operations are highly dependent on automated systems and systems applications. In particular, CIGNA relies on information technology (IT) systems for tasks like processing claims, billing, collecting premiums and managing investment activities. CIGNA also relies on non-IT systems, such as telephone, facility management and other systems using embedded chips.

     CIGNA has relationships with various third-party entities in the ordinary course of business. For example, CIGNA receives data from clients, hires third-party administrators and banks to perform certain services and bears credit risk on others, such as entities in which it invests. As of the end of February 2000, CIGNA's systems were not adversely affected in any material way by the Year 2000 event and CIGNA was not adversely affected in any material way because the systems of any third party were not Year 2000 compliant.

     CIGNA has historically had security and backup policies and procedures for safeguarding critical corporate data, as well as business continuity plans. It supplemented these policies by developing Year 2000 contingency plans to provide for the continuity of operations in the event of Year 2000 systems failures or the failure of third-party providers. Throughout 2000, CIGNA will continue to monitor its systems for any Year 2000-related systems issues that have not yet been identified. However, CIGNA does not expect any Year 2000 problems that would have a material adverse effect on CIGNA's results of operations, liquidity or financial condition.

     For further information, see page 22 of the MD&A section of CIGNA's Annual Report.


B.   Financial Information about Industry Segments

     Financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to 1998 and 1997 financial information to conform to the 1999 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1998, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

     Financial data for each of CIGNA's business segments is set forth in Note 15 and financial information for foreign operations is set forth in Note 16 to the Financial Statements included in CIGNA's Annual Report.

C.   Employee Health Care, Life and Disability Benefits

                         Principal Products and Markets

     CIGNA's Employee Health Care, Life and Disability Benefits operations offer a wide range of managed care and indemnity products and services to meet the needs of employers of all sizes.

     The customers of these operations range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, professional and other associations, government-sponsored programs, and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

     The following table sets forth the principal products of this segment and their related net earned premiums and fees. Amounts in the table do not include "premium equivalents," which are described under "Funding Arrangements" beginning on page eight.

                      -----------------------------------

                                                  Year ended December 31,
                                             ---------------------------------
                                              1999         1998         1997
                                             -------      -------      -------
                                                       (In millions)
Indemnity:
     Medical ..............................  $ 3,103      $ 2,563      $ 2,161
     Life .................................    1,800        1,755        1,750
     Long-term Disability .................      498          443          487
     Dental ...............................      454          400          367
     Accidental Death and Dismemberment ...      198          196          198
     Short-term Disability ................       93           79           88
     Other ................................       46           43           44
                                             -------      -------      -------
Total .....................................    6,192        5,479        5,095
                                             -------      -------      -------
Managed Care:
     Medical ..............................    5,894        5,548        4,089
     Dental ...............................      419          394          362
                                             -------      -------      -------
Total .....................................    6,313        5,942        4,451
                                             -------      -------      -------
Total Premiums and Fees ...................  $12,505      $11,421      $ 9,546
                                             =======      =======      =======


                      -----------------------------------



----------------------------
     As a result of the Healthsource, Inc. ("Healthsource") acquisition, the financial information and other data reported in this section include Healthsource from the purchase date of June 25, 1997.

Health Care Products and Services

     Health care products constitute the segment's principal product line. CIGNA provides a wide array of health care products to satisfy the health benefit needs of employers and their employees. The products offered include the following:

o    medical and dental indemnity products;

o    comprehensive managed care products, such as:

     o    medical health maintenance organizations ("HMOs"),
     o    managed dental programs,
     o    managed behavioral health and substance abuse products and services,
     o    medical cost and utilization management products and services, and
     o    managed pharmacy programs;

o    preferred provider organizations ("PPOs"); and

o    point-of-service plans.

Indemnity Products

     CIGNA offers medical and dental indemnity products. These indemnity products generally do not restrict provider choice. However, because there are no negotiated arrangements with physicians or hospitals to control unit costs and there is limited management over the utilization of services, the costs of such products to customers are higher than managed care products. Under indemnity arrangements, insureds usually pay deductibles and coinsurance, subject to annual out-of-pocket maximums, and their benefits may also be subject to lifetime maximum limits.

Managed Care Products

     CIGNA also offers managed care products, including medical, dental, behavioral health and pharmacy products. CIGNA promotes the delivery of quality care under its managed care products through internal programs, such as those that credential practitioners and clinics, by meeting the standards of audits by federal and state agencies, and by meeting external accreditation standards.

     CIGNA's practitioner credentialing policy requires verification of a current unrestricted professional license, a valid and unrestricted license to prescribe drugs (as appropriate), board certification or other appropriate training and hospital privileges at a CIGNA participating facility. In addition, CIGNA queries the National Practitioner Data Bank to obtain information about the practitioner's malpractice experience and also obtains Medicare sanction activity. CIGNA expects practitioners to demonstrate an acceptable history of malpractice claim experience, adequacy of malpractice insurance coverage and an acceptable work history. The policy requires practitioners to be recredentialed every two years.

     CIGNA requires its medical facilities to be recredentialed every three years. To be credentialed, CIGNA requires its medical facilities to have an unrestricted state license, no sanctions by the Department of Health and Human Services, accreditation by an approved accrediting organization and adequate malpractice and general liability coverage.

     CIGNA also seeks accreditation of its HMOs by the National Committee for Quality Assurance ("NCQA"). The NCQA is a nationally recognized external accrediting agency, which was established to review the quality and medical management systems of HMOs and other managed care plans. Its accreditation validates the quality of an HMO's programs. As of December 31, 1999, 80% of CIGNA's HMOs were accredited by the NCQA.

     Managed care products provide for an effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products include those described below.

     Medical HMOs. HMOs are generally the most cost-efficient form of health care delivery. Members typically choose primary care physicians from CIGNA's provider network.

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

     Under an IPA model, the HMO contracts with physicians and hospitals to provide services. IPAs may cover wide geographic areas and have low fixed costs. They rely on cost-effective contracts with providers and appropriate utilization management to deliver quality medical care at an appropriate cost.

     In a staff model, physicians and certain other providers are employees of the HMO. The HMO either owns or leases the medical facilities where the services are performed. Staff models offer a greater opportunity for direct influence over medical costs, quality and service, but require more capital investment.

     IPAs may offer broader provider choice to the consumer, whereas staff models generally offer lower costs. Mixed model HMOs offer participants a choice of IPA and staff model providers.

     Certain of CIGNA's HMO providers receive a monthly predetermined fee (capitation) from CIGNA to cover the cost of certain services available to each HMO member, regardless of the medical services actually provided to each member. Other providers are paid by CIGNA on a contracted fee-for-service or other service-specific basis. Capitation arrangements shift some of the financial risk from CIGNA to the providers and promote a higher degree of provider-driven utilization management.

     In some cases, CIGNA's HMOs contract with third-party intermediaries to provide or arrange for the provision of specified health care services for a fixed amount per member per month (capitation). In the event that the intermediary is paid but fails to pay its contracted providers, the providers may attempt to look to the CIGNA HMO for payment. To maintain the provider network and ensure continuity of care to its members, the CIGNA HMO may, in some cases, voluntarily make some additional payments to the providers. CIGNA HMOs currently require a satisfactory letter of credit or other financial guarantee from the intermediary to protect it from this possible exposure. Older capitated contracts with intermediaries may not have this protection.

     The table below shows the number of IPA, staff and mixed model HMOs as of December 31:

                           1999     1998     1997
                         -------  -------  --------

IPA Models.............      58       59        53
Staff Models...........       3        3         3
Mixed Models...........       4        5         5
------------

     As of December 31, 1999, CIGNA's HMO networks included approximately 251,000 physicians and 4,300 hospitals.

     CIGNA has contracted with the federal Health Care Financing Administration ("HCFA") to provide HMO coverage for Medicare beneficiaries through certain HMO networks. These contracts provide for a fixed per member per month premium from HCFA based upon a formula that calculates the projected cost of services for each Medicare member. These amounts are updated annually. Members generally receive additional benefits over standard Medicare fee-for-service coverage, including pharmacy and vision coverage and reduced cost sharing co-pays. In some instances, members pay a premium to CIGNA for these additional benefits. Effective January 1, 2000, CIGNA exited certain Medicare markets, after concluding that it could not viably sustain the business over time.

     CIGNA also has contracted with two state agencies to offer coverage for individuals eligible for Medicaid. Membership benefits and premiums are generally determined by the contracting agencies.

     Managed Dental Programs. CIGNA offers managed dental care products through networks of independent providers in most states. CIGNA contracts with dentists to provide services to members. Most network dentists receive a monthly fixed-fee (capitation) for each covered member. Network dentists may also receive additional fees for certain services. Generally, members are responsible for a co-payment for certain covered services provided by a network dentist.

     Managed Behavioral Health. CIGNA also provides managed behavioral health and substance abuse coverage and services to HMOs, insurers and employers. CIGNA provides this coverage through a national network of independent mental health providers and facilities. While some independent providers receive a monthly capitation amount, regardless of the services provided to members, most are paid on a contracted fee-for-service basis. In addition, salaried mental health professionals staff four behavioral care offices. Members pay a fixed co-payment for most services, whether from network or staff providers.

     Medical Cost and Utilization Management, Managed Pharmacy Programs. In addition, CIGNA provides disability management and medical cost containment services to help insurers and employers optimize the quality relative to the cost of their benefit programs. CIGNA also provides managed pharmacy benefit programs to HMO and indemnity customers, and mail order pharmaceutical fulfillment services.

     CIGNA offers products that combine features of both indemnity and managed care products. These products are PPOs and point-of-service plans.

Preferred Provider Organizations

     CIGNA has contractual arrangements with doctors, hospitals and other independent providers to form PPOs. CIGNA has both medical and dental PPO networks. Under a typical PPO plan, a participant may choose (with certain exceptions) any health care provider. Within applicable state requirements and restrictions, CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who are generally paid on a discounted basis, than it does for care obtained from non-contracted providers. As of December 31, 1999, 1998 and 1997, CIGNA had 128, 112 and 118 medical PPO networks. CIGNA's national dental PPO network has approximately 43,000 participating dentists.

     When a medical PPO uses a contracted primary care physician as a gatekeeper ("Gatekeeper PPO"), the higher reimbursement level is available only if participants first consult their contracted primary care physician before consulting a contracted specialist. As of December 31, 1999, 1998 and 1997, CIGNA had 37, 36 and 38 Gatekeeper PPO networks in addition to its medical PPO networks.

Point-of-Service Products

     Under point-of-service products, participants generally pay no, or a small, fixed co-payment to use CIGNA's network providers. Alternatively, participants may choose to go directly, without a referral, to non-network providers. Use of non-network providers is subject to certain deductibles and coinsurance that are generally more costly to the participants than those offered under traditional indemnity arrangements. Participants in point-of-service plans are considered HMO members for purposes of the table on page seven.

Covered Lives

     CIGNA's managed care and indemnity products covered the following approximate number of lives for the periods presented. Covered lives include participants under guaranteed cost, experience-rated and alternative funding programs, which are described under "Funding Arrangements" beginning on page eight.

Approximate Number of Covered Lives
-----------------------------------
                                                                       As of December 31,
                                                               --------------------------------
                                                                1999         1998         1997
                                                               ------       ------       ------
                                                                        (In thousands)
Medical Covered Lives
Managed Care:
   Guaranteed Cost:
     Commercial............................................     1,923        2,172        2,165
     Medicare..............................................       188          147           96
     Medicaid..............................................        74           63           49
   Experience-rated and alternative funding................
     (including Gatekeeper PPOs)...........................     4,555        4,102        3,551
                                                               ------       ------       ------
     Total Managed Care....................................     6,740        6,484        5,861
                                                               ------       ------       ------

Indemnity (estimated):
   Medical.................................................     2,432        2,818        3,365
   Medical PPO (excluding Gatekeeper PPOs).................     4,185        3,384        2,481
                                                               ------       ------       ------
     Total Indemnity.......................................     6,617        6,202        5,846
                                                               ------       ------       ------

Total Medical Covered Lives................................    13,357       12,686       11,707
                                                               ======       ======       ======

Behavioral Care............................................    10,271        9,076        6,502
                                                               ======       ======       ======


Dental Covered Lives:
   Managed Care............................................     2,898        2,900        2,717
   Indemnity and Dental PPO (estimated)....................    10,827       10,493        9,827
                                                               ------       ------       ------
     Total Dental Covered Lives............................    13,725       13,393       12,544
                                                               ======       ======       ======

Life, Accident and Disability Insurance Products and Services

     CIGNA also offers group life insurance, accidental death and dismemberment insurance, and long-term and short-term disability insurance products and services. Group insurance products are marketed to employers, employees, professional and other associations and other groups.

     Group life insurance products offered include group term life, group universal life and group variable universal life insurance. Approximately 7,000 group life insurance policies covering approximately 17.8 million lives were outstanding as of December 31, 1999. The following table shows group life insurance in force and cancellation data.

                                       Year Ended
                                      December 31,
                                -----------------------
                                1999      1998     1997
                                ----      ----     ----
                                    (In billions)

In force, end of year.....      $459      $488     $489
                                ====      ====     ====

Cancellations (lapses
  and expirations)........      $ 60      $ 36     $ 64
                                ====      ====     ====

     CIGNA markets group long-term and short-term disability products in all states and statutorily required disability plans in certain states. These products generally provide a fixed level of income to replace a portion of wages lost because of disability. CIGNA also offers disability management services to help employers reduce the cost of their benefit programs.

     CIGNA offers personal accident coverage, which consists primarily of accidental death and dismemberment and travel accident insurance, to employers, associations and other groups.

                                  Distribution

     CIGNA employs group sales representatives to distribute the indemnity and managed health care products of this segment through national and other insurance brokers, through insurance consultants and directly to employers. CIGNA also has a dedicated sales force to sell its Medicare HMO product directly to consumers. CIGNA's employed representatives sell disability management, medical and disability cost containment, and managed behavioral health and substance abuse services directly to insurance companies, HMOs and employer groups. As of December 31, 1999, the field sales force for the products of this segment consisted of approximately 800 sales representatives in 111 field locations.

                              Funding Arrangements

     The segment's indemnity and managed care products are offered through several funding arrangements: guaranteed cost, retrospectively experience-rated and alternative funding arrangements. Customers may combine funding arrangements to benefit from the features of more than one.

     Under guaranteed cost arrangements, CIGNA charges a premium and bears the risk for costs incurred in excess of the premium.

     Under retrospectively experience-rated arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period and may be adjusted at the end of the policy period based on the actual incurred costs over the policy period. CIGNA bears the risk for costs incurred in excess of premiums, but has the ability to recover this excess from policyholders that renew their contracts with CIGNA. For additional discussion, see "Pricing, Reserves and Reinsurance" on page nine.

     Products offered on a guaranteed cost basis do not allow for a retrospective adjustment for actual incurred claims.

     Under alternative funding arrangements, the plan sponsor, rather than CIGNA, assumes all or a majority of the risk for costs incurred. Alternative funding arrangements consist primarily of administrative services only ("ASO") plans and "minimum premium" programs.

     Under ASO programs, CIGNA provides claims processing, health quality and cost containment services (through its provider networks) or utilization management programs, or a combination of these services, in exchange for an administrative services fee. The plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both.

     Minimum premium programs combine insurance protection with self-funding. The policyholder self-funds claims up to a predetermined aggregate, maximum amount and CIGNA bears the risk for claims in excess of that amount.

     In 1999, the distribution of earned premiums and fees among funding arrangements was as follows:

          o    Guaranteed cost                          55%

          o    Retrospectively experience-rated         35%

          o    Fees on alternative funding arrangements 10%

     Management believes that business volume is best measured by premiums and fees plus premium equivalents, called adjusted premiums and fees. Premium equivalents generally equal paid claims under alternative funding programs. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or experience-rated programs.

     On this basis, in 1999 the distribution of adjusted premiums and fees among funding arrangements was as follows:

          o    Guaranteed cost                          25%

          o    Retrospectively experience-rated         15%

          o    Alternative funding                      60%

     Alternative funding programs and their effect on CIGNA's results are more fully described on page 13 of the MD&A section of CIGNA's Annual Report.

                        Pricing, Reserves and Reinsurance

     Premiums and fees charged for insured group indemnity and managed care products are generally set in advance of the policy period and are guaranteed for a one-year duration. Premium rates are either established on a guaranteed cost basis or using a retrospective experience rating methodology. Charges to customers established on a guaranteed cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period.

     A guaranteed cost pricing methodology reflects assumptions about future claims, expenses, credit risk, enrollment mix, investment returns, competitive considerations and profit margins. Those assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience. Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups. In addition, pricing for products that use networks of contracted providers also reflects assumptions about the impact of provider contracts on future claims. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be filed and approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

     Premiums established for retrospective experience-rated business may be adjusted for the actual claim and administrative cost experience of the account through an experience settlement process subsequent to the policy period. To the extent that the cost experience is favorable in relation to the assumptions in the prospectively determined premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund. If claim experience is adverse in relation to the assumptions in the initial premiums, the resulting experience deficit may be recoverable, according to contractual provisions, through future premiums and experience settlements, provided the contract remains in force.

     CIGNA enters into contractual arrangements with HCFA to provide health care benefits to Medicare beneficiaries. Although CIGNA establishes the benefits offered and premiums charged to its Medicare HMO enrollees, HCFA determines reimbursements to CIGNA for Medicare-covered benefits, and its reimbursement decisions may affect the product's profit margin.

     CIGNA contracts on an ASO basis with larger customers who fund their own claims. CIGNA charges these customers administrative fees based on the expected cost of administering self-funded programs. These fees reflect anticipated or actual experience with respect to claim volumes, expenses, competitive considerations, and profit margins. In some cases, CIGNA provides certain performance guarantees on functions such as administrative accuracy or response time.

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of retrospectively experience-rated policies.

     As of December 31, 1999, approximately $2.5 billion, or 40%, of the reserves comprise liabilities that could be paid within one year, primarily for medical and dental indemnity and managed care health claims, as well as group life and accident claims. The remainder primarily includes liabilities for group long-term disability benefits, group life insurance benefits for disabled and retired individuals, and benefits paid in the form of annuities to survivors.

     CIGNA credits interest on fund balances to experience-rated policyholders through rates that are either set at CIGNA's discretion or based on actual investment performance. Generally, for interest-crediting rates set at CIGNA's discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 1999, the rates of interest credited ranged from 3.9% to 8.0%, with a weighted average rate of 5.0%.

     The profitability of medical and dental indemnity and managed care products is dependent upon the accuracy of projections for health care inflation (unit cost and utilization), the adequacy of fees charged for administration and risk assumption and, in the case of managed care products, effective medical cost management. The profitability of other indemnity products depends on the adequacy of premiums charged relative to claims and expenses, and also, for disability products, effective medical and rehabilitation management.

     CIGNA reduces its exposure to large individual and catastrophe losses under group life, medical, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

                                   Competition

     Group indemnity insurance and managed care businesses are highly competitive. No one competitor or small number of competitors dominates the health care market, although in certain locations some HMOs may be dominant. A large number of insurance companies and other entities compete in offering similar products. Competition in the health care market exists both for employer-policyholders and for the employees in those instances where the employer offers employees the choice of products of more than one company. Most group policies are subject to annual review by the policyholder, who may seek competitive quotations prior to renewal.

     The principal competitive factors that affect this segment are price; quality of service; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; technology; and effectiveness of marketing and sales. Being responsive to the needs of employee-consumers as well as of employers is also important. For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer as indicated by ratings issued by nationally recognized rating agencies is also a competitive factor. For more information concerning insurance ratings, see "Ratings" beginning on page 30.

     The principal competitors of CIGNA's group indemnity and managed care businesses are:

o    the large life and health insurance companies that provide group insurance;
o    Blue Cross and Blue Shield organizations;
o    stand-alone HMOs and PPOs;
o    HMOs affiliated with major insurance companies and hospitals; and
o provider-sponsored organizations that are directly contracting with employer groups.

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

                             Health Care Regulation

     Efforts are underway in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care or member satisfaction.

     Pending initiatives to increase health care regulation at the federal level include "managed care reform" and "patients' bill of rights" legislation. A bill that recently passed the House of Representatives would expand tort liability for health plans and undermine the ability of health plans to limit coverage to medically necessary care. A corresponding bill that recently passed the Senate lacks similar provisions. Given these differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what legislation will be enacted, if any, or what the effect of any such legislation would be on CIGNA.

     Other matters that have been under consideration and that could have an adverse effect on CIGNA's health care operations include:

o mandated benefits or services that increase costs without improving the quality of care;
o loss of the Employer Retirement Income Security Act of 1974 ("ERISA") preemption of state tort laws through legislative actions and court decisions;
o changes in ERISA regulations imposing increased administrative burdens and costs;
o    restrictions on the use of prescription drug formularies; and
o privacy legislation that interferes with the ability to properly use medical information for research, coordination of medical care and disease management.

     See pages 27 through 29 for further information about regulation of CIGNA's businesses and pages 32 and 33 for a description of proposed class action lawsuits against CIGNA.

D.   Employee Retirement Benefits and Investment Services

                                     General

     CIGNA's Employee Retirement Benefits and Investment Services businesses provide investment products and professional services primarily to sponsors of qualified pension, profit-sharing and retirement savings plans. Its businesses also offer corporate life insurance, principally to Fortune 1000 companies. Deposits for this segment for the year ended December 31 were as follows:

                      -----------------------------------

                                                            1999           1998           1997
                                                          ----------     ----------     ----------
                                                                       (In millions)
  Deposits:
       Defined Contribution...............................  $5,964          $5,366         $5,357
       Defined Benefit....................................   1,910           1,878          1,222
       Other, including GICs..............................     202             357            249
       Corporate Life Insurance(1) .......................     324             359            911
       Investment Advisory Accounts(2)....................     106              55             31
                                                            ------          ------         ------
           Total Deposits.................................  $8,506          $8,015         $7,770
                                                            ======          ======         ======

     Assets under management for this segment as of December 31 were as follows:

                                                              1999           1998            1997
                                                             -------        -------        -------
                                                                       (In millions)
  By Account:
       General Account(3):
         Guaranteed.....................................     $ 4,015        $ 4,243        $ 4,180
         Experience-rated...............................      14,318         15,457         16,128
                                                             -------        -------        -------
                                                              18,333         19,700         20,308
       Separate Accounts................................      32,984         29,381         24,715
       Corporate Life Insurance(1)......................       2,960          2,573          2,157
       Investment Advisory Accounts(2) .................       1,477          1,275          1,051
                                                             -------        -------        -------
           Total........................................     $55,754        $52,929        $48,231
                                                             =======        =======        =======


  By Plan Type:
       Defined Contribution.............................     $30,576        $28,176        $24,482
       Defined Benefit..................................      19,294         19,378         19,051
       Other, including GICs(4).........................       1,447          1,527          1,490
       Corporate Life Insurance(1)......................       2,960          2,573          2,157
       Investment Advisory Accounts(2)..................       1,477          1,275          1,051
                                                             -------        -------        -------
           Total........................................     $55,754        $52,929        $48,231
                                                             =======        =======        =======

------------------------
Assets under management include assets managed by third-party managers.
(1) Corporate Life Insurance excludes corporate life insurance on which policy loans are outstanding. For a discussion of corporate life insurance on which policy loans are outstanding, see "Other Operations" beginning on page 20.
(2) Investment advisory accounts include assets for individual retirement account investments and retail brokerage services provided through the broker dealer operation, and assets for clients for which CIGNA provides only investment management advice.
(3) General Account assets under management (Defined Contribution, Defined Benefit and Other, including guaranteed investment contracts ("GICs")) reflect unrealized appreciation (depreciation) on fixed income securities of $(147) million, $585 million and $560 million as of December 31, 1999, 1998 and 1997, respectively.
(4)  This category also supports defined benefit and defined contribution plans.

                         Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. CIGNA's primary marketing emphasis is on defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace for a number of years. Defined contribution plan assets amounted to 55% of assets under management for this segment as of December 31, 1999, compared with 53% as of December 31, 1998. The second largest category of this segment's assets under management relate to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

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

     CIGNA markets a Total Retirement Services(sm) offering which integrates tax qualified and non-qualified defined contribution and defined benefit products and services. Non-qualified plans are primarily used to provide supplemental retirement benefits to highly compensated employees in addition to the benefits offered under the qualified plan. Total Retirement Services(sm) plans account for approximately 22% of assets under management.

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

     Investment management services for CIGNA's defined contribution and defined benefit products are provided by CIGNA and by third-party managers, including Fidelity Investments, Warburg Pincus, and Janus. In addition to offering third-party funds, CIGNA offers its proprietary funds, the Charter Funds, as investment options for defined benefit and defined contribution plans. CIGNA or third-party fund managers under contract with CIGNA manage the Charter Funds.

     A broker-dealer operation also offers benefit plan participants and other customers a range of Individual Retirement Account investments and retail brokerage services. In addition, CIGNA offers single premium annuities, both on guaranteed and experience-rated bases, and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     Both defined benefit and defined contribution pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts"). The General Account supports both guaranteed and experience-rated contracts. As of December 31, 1999, the General
Account-supported contracts accounted for 34% of the underlying investments in both the defined benefit plans and defined contribution plans, compared with 39% and 38%, respectively, as of December 31, 1998.

     Guaranteed contracts consist of single premium annuities and GICs. As of December 31, 1999 and 1998, guaranteed single premium annuities accounted for $2.6 billion and $2.7 billion, respectively, of this segment's General Account assets under management, and GICs accounted for $1.4 billion and $1.5 billion as of December 31, 1999 and 1998, respectively.

     For 1999 and 1998, the interest rate on reserves for guaranteed single premium annuities and the interest rate credited on CIGNA's GICs ranged from 3.25% to 12.76%, with a weighted average of 8.32% in 1999 and 8.42% in 1998. CIGNA's single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to the Company's liquidity or capital resources.

     Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to policyholders through credited interest and termination provisions.

     Credited interest rates for pooled, experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six-month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by the Company from time to time. Credited interest rates reflect investment income and realized gains and losses. Credited interest rates for 1999 ranged from 5.25% to 8.50% with a weighted average rate of 6.71%, compared with a range from 5.85% to 9.00% with a weighted average rate of 6.76% for 1998.

     The termination provisions of $3.2 billion, or 100%, of the Company's liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $3.1 billion, or 31%, of the Company's liability for experience-rated defined contribution contracts supported by the General Account, provide the policyholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments.

     Under the market value option, the Company determines the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate assumed is based on current market interest rates.

     Under the installment option, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula designed to pass investment income and gains and losses (reflecting non-accruals and impairments) through to policyholders.

     The termination provisions of $7.0 billion, or 69%, of the Company's liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at policyholder termination. Under certain circumstances, payout of book value is subject to deferral over a period of five to ten years, depending on the policy form.

     The Separate Accounts allow contractholders the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, short-term securities, Charter Funds and funds managed by third-party managers, such as mutual funds and commingled trusts.

     As of December 31, 1999, Separate Account investments accounted for 66% of the underlying investments in both defined benefit and defined contribution plans, compared with 61% and 62%, respectively, as of December 31, 1998. As of December 31, 1999, approximately $28.5 billion, or 86%, of the assets in the Separate Accounts supported experience-rated contracts under which the risks and benefits of investment performance generally accrue to the contractholders, compared with approximately $24.5 billion, or 84%, of Separate Account assets as of December 31, 1998.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 1999 and 1998, the amount of minimum benefit guarantees under these contracts was $4.5 billion and $4.8 billion, respectively. CIGNA establishes a liability if management believes that CIGNA will be required to make a payment under a separate account guarantee. For additional information, see Note 17 to CIGNA's 1999 Financial Statements included in its Annual Report.

     CIGNA monitors contract termination experience on an ongoing basis. Of those assets subject to withdrawal, persistency for 1999 was 92%, compared with 90% for 1998 and 93% for 1997.

     Corporate life insurance products are permanent life insurance contracts that are sold to corporations to provide coverage on the lives of certain of their employees. Permanent life insurance, which is non-participating, provides coverage that when adequately funded does not expire after a term of years and builds a cash value that may equal the full policy amount if the insured is alive on the policy maturity date. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in future policy values.

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

     Interest is credited on nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 1999 ranged from 4.00% to 6.00%, with a weighted average rate of 5.65%, compared with a range from 4.74% to 7.00%, with a weighted average rate of 6.06% for 1998.

     In early 2000, the Administration proposed a federal budget that would limit the deduction of interest expense on the general indebtedness of corporations owning non-leveraged corporate life insurance policies covering the lives of officers, employees or directors who are not 20 percent owners of the corporation. If this provision were enacted as proposed, demand for the corporate life insurance products sold by this segment would be reduced. It is uncertain whether the budget proposal will result in legislation and, if it does, what form the legislation might take. However, if it were enacted as proposed, it could have a material adverse effect on the results of operations of this segment, but would not have a material adverse effect on CIGNA's consolidated results of operations, liquidity or financial condition.

     In 1996, Congress passed tax legislation that has affected premium and earnings growth of certain corporate life insurance business on which policy loans are outstanding. The corporate life insurance affected by the 1996 legislation is reported in "Other Operations" beginning on page 20.

                                  Distribution

     CIGNA's retirement products and services are distributed primarily through salaried retirement plan specialists, independent insurance agents and brokers, pension plan consultants, investment advisors and other service providers. As of December 31, 1999, the sales organization consisted of 37 salaried retirement plan specialists and sales associates and 81 client service representatives and administrative personnel located in offices across the United States. In addition, CIGNA's broker-dealer operation also offers benefit plan participants and other customers a range of IRA rollover investments and retail brokerage services through 39 registered representatives. Corporate life insurance products are sold primarily through a limited number of specialty brokers.

                        Pricing, Reserves and Reinsurance

     Premiums for annuities and corporate life insurance are based on assumptions about mortality, persistency, expenses, target profit margins, interest rates and competitive considerations. The long-term profitability of annuities and corporate life insurance products is affected by the degree to which future experience deviates from these assumptions. Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder's fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable premium products, may be adjusted prospectively to reflect expected interest and mortality experience.

     CIGNA establishes reserves for experience-rated contracts in an amount equivalent to the contractholder funds on deposit with it, including, for non-pooled contracts, liability for estimated experience refunds based upon the results of each contract. Profitability on these contracts is based primarily on margins included in charges for investment and administrative services and risk assumption. For guaranteed cost contracts, the reserve established is the present value of expected future obligations based on assumptions about mortality, investment returns, expenses and target profits, with a margin for adverse deviation. Profitability on guaranteed cost contracts is affected by the degree to which future experience deviates from these assumptions.

     For corporate life insurance, CIGNA establishes reserves for deposits received and interest credited to the policyholder, less mortality and administrative charges assessed against the policyholder's fund balance. In addition, CIGNA establishes loss reserves for losses incurred but not paid, based on prior claim experience.

     CIGNA reduces its exposure to large single life losses and to multiple losses arising out of a single occurrence under corporate life insurance contracts by purchasing reinsurance from unaffiliated reinsurers.

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

     The largest single retirement plan manager holds less than a 6% market share, as measured by assets under management. According to a survey published in "Pensions & Investments," CIGNA ranked 5th among insurers, and 30th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management. CIGNA ranked 3rd among insurers and 9th overall in terms of 401(k) plan assets under management according to a separate survey published in "Pensions & Investments." As of December 31, 1999, 401(k) plan assets constituted approximately 80% of CIGNA's defined contribution assets under management, and 44% of assets under management overall by this segment.

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

     For more information concerning insurance ratings, see "Ratings" beginning on page 30.

E.   International Life, Health and Employee Benefits

                         Principal Products and Markets

     CIGNA's international life, health and employee benefits operations ("International") provide various coverages, products and services in selected markets outside the United States, including the United Kingdom, Latin America (principally Brazil and Chile), Japan, and elsewhere in Asia (principally Hong Kong, Korea and Taiwan).

     The coverages, products and services of this segment include individual and group life, accident and health, health care and pension products.

     The following table sets forth the principal lines of business of this segment and their related net earned premiums and fees.

                      -----------------------------------

                                                  Year Ended December 31,
                                             ---------------------------------
                                              1999         1998          1997
                                             ------       ------        ------
                                                      (In millions)
      Japanese Life Operation:
           Individual Life                   $  630       $  487        $  490
           Individual Health                    430          271           187
                                             ------       ------        ------
                Subtotal                      1,060          758           677
      Health Care                               358          277           224
      Life, Accident and Health                 224          192           175
                                             ------       ------        ------
      Total Premiums and Fees                $1,642       $1,227        $1,076
                                             ======       ======        ======

                      -----------------------------------

      International's life insurance operation in Japan (the "Japanese Life Operation") primarily markets individual insurance, including whole life, endowment, variable life and term life insurance products, as well as individual health products that supplement government-provided coverages. Because policy terms and conditions are required to be approved by the Financial Supervisory Agency, a Japanese governmental organization, there is a high degree of standardization of products in this market.

     In April 1999, CIGNA sold a 29% interest in its Japanese Life Operation to Yasuda Fire & Marine Insurance Company Ltd. ("Yasuda"), increasing Yasuda's ownership interest to 39% and reducing CIGNA's ownership interest to 61%. Proceeds of the sale were $105 million. The after-tax gain was $43 million.

     The health care products of this segment are primarily indemnity insurance coverages, with some products having managed care or administrative service aspects. These products provide government-mandated medical benefits in some markets and offer an alternative or supplement to governmental programs in others. Health care includes life and medical insurance products that are provided through group benefit programs as well as medical insurance products that are marketed directly to individuals.

     Health care also includes global group benefits products for employees of multinational companies (primarily U.S. multinational companies) who work outside of their country of citizenship. This product group includes medical, dental, vision, life, accidental death and dismemberment and disability coverages, as well as primary medical and dental benefits for international travelers.

     Life, accident and health products are designed to meet the insurance, savings and investment needs of consumers outside of U.S. insurance markets. These products are marketed on both group and individual bases.

Traditional life insurance products include term, whole life, endowment and products with variable investment returns. Supplemental products include accidental death, medical, hospitalization and income protection coverages.

     International has made several acquisitions of, and investments in, health care operations in recent years, including in Brazil and Chile. During 1997, CIGNA entered into a management contract for one of the largest health care operations in Brazil and, in 1998, completed the acquisition of a staff model HMO in Brazil. During the third quarter of 1999, CIGNA completed a review of its Brazilian operations. As a result of the review, CIGNA decided to withdraw from the health care operation but to continue to operate the staff model HMO. For information on the charges resulting from this review, see page 15 of the MD&A section of CIGNA's Annual Report.

     International has established representative offices in China and India, to facilitate the development of profitable business opportunities. International has also established start-up operations and entered into joint ventures to participate in the growing pension markets in Japan and Brazil.

     CIGNA intends to pursue international growth through acquisitions and other investments. This strategy will result in additional start-up costs and initial losses.

     CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see pages 15 and 21 of the MD&A section and Notes 2(Q) and 16 to CIGNA's 1999 Financial Statements included in its Annual Report.

                                  Distribution

     International distributes its products through a combination of captive agents, independent agents, agents of strategic partners, financial institutions and various direct marketing channels. Japanese Life Operation products are distributed through approximately 18,000 agents, of which about 16,000 are Yasuda agents. Life, accident and health products are distributed through agents and financial institutions, and by means of direct marketing and telemarketing methods under a variety of sponsored arrangements.

                        Pricing, Reserves and Reinsurance

     Premiums for life, accident and health insurance products are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins, as well as interest rates and competitive considerations. The profitability of these products is affected by the degree to which future experience deviates from these assumptions.

     Fees for variable universal life insurance products consist of mortality charges, administrative load and surrender charges assessed against the policyholder's fund balance. Mortality charges on variable universal life insurance products may be adjusted prospectively to reflect changes in expected mortality experience.

     Premiums and fees for health care products reflect assumptions about future claims, expenses, investment returns, competitive considerations and profit margins. For products using networks of contracted providers, premiums reflect assumptions about the impact of provider contracts and utilization management on future claims. Most of the premium volume for the medical indemnity business is on a guaranteed cost basis. Other premiums are established on an experience-rated basis. Most contracts permit rate changes at least annually.

     The profitability of health care products is dependent upon the accuracy of projections for health care inflation (unit cost and utilization), the adequacy of fees charged for administration and risk assumption and, in the case of managed care products, effective medical cost management.

     In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Additionally, for individual life insurance products, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums.

     CIGNA reduces its exposure to large and/or multiple losses arising out of a single occurrence by purchasing reinsurance from unaffiliated reinsurers.


                                   Competition

     The principal competitive factors that affect International are underwriting and pricing, relative operating efficiency, relative effectiveness in medical cost management, quality of provider networks and relationships, product innovation and differentiation, distribution methodologies and producer relations, and the quality of claims and policyholder services. In most overseas markets, perception of financial strength is also an important competitive factor.

     International's primary competitors include U.S.-based companies with global operations, as well as other, non-U.S., global carriers and indigenous companies in regional and local markets. For the life, accident and health lines of business, locally based competitors include financial institutions and insurance subsidiaries of banks. CIGNA expects that the competitive environment will intensify as U.S. and European-based insurance and financial services providers pursue global expansion opportunities.

F.   Other Operations

     Other Operations consist of:

     o deferred gain recognition related to the sale of the individual life insurance and annuity business;
     o corporate life insurance business on which policy loans are outstanding ("leveraged corporate life insurance");
     o    life, accident and health reinsurance operations;
     o    settlement annuity business; and
     o    new business initiatives.

     As of January 1, 1998, CIGNA sold its individual life insurance and annuity business to subsidiaries of Lincoln National Corporation for cash proceeds of $1.4 billion. The sale generated an after-tax gain of approximately $770 million. Of this amount, $202 million was recognized when the sale was completed in 1998. The remaining gain was deferred because the principal agreement to sell this business was an indemnity reinsurance arrangement. The deferred portion is being recognized at the rate that earnings from the sold business would have been expected to emerge, primarily over 15 years on a declining basis. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. For further information about this transaction, see page 11 of the MD&A section and Note 3 to CIGNA's 1999 Financial Statements included in its Annual Report.

     In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance. The legislation has adversely affected the premiums and earnings of CIGNA's leveraged corporate life insurance business. The full effect of this legislation on customers' decisions to maintain these policies is uncertain. However, customers could fully or partially surrender these policies. No new policies have been sold since 1997. For additional information on the impact of the legislation, see page 16 of the MD&A section of CIGNA's Annual Report.

     The reinsurance products reported in Other Operations include coverages for part or all of the risks written by other insurance companies under life and annuity policies (both group and individual); accident policies (personal accident, catastrophe and workers' compensation coverages); and health policies.

     CIGNA has entered into specialty life reinsurance contracts that contain certain guarantees for variable annuities. One type of reinsurance contract guarantees minimum income benefits based on unfavorable changes in variable annuity account values. The other type guarantees a minimum death benefit, also based on unfavorable changes in account values. The variable annuity account values are based on underlying domestic equity and bond mutual fund investments. For additional information concerning these contracts and certain contingencies associated with them, see page 16 of the MD&A section of CIGNA's Annual Report.

     Reinsurance products are sold principally in North America and Europe through a small sales force and through intermediaries. Net earned premiums were $534 million for 1999, $419 million for 1998 and $347 million for 1997.

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

     CIGNA's reinsurance business operates in highly competitive markets. More than 25 companies offer one or more reinsurance products similar to those offered by CIGNA. The Company competes against other insurance and reinsurance companies as well as brokers and other non-insurance financial organizations. Competition in this market focuses on product, service, price, distribution method and the financial strength ratings issued by nationally recognized agencies. For more information concerning insurance ratings, see "Ratings" beginning on page 30.

     CIGNA's settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with the majority of payments guaranteed and not contingent on survivorship.

     CIGNA's new business initiatives include a product that integrates CIGNA's health care and disability management expertise and collaborates with employers to design, implement and continuously improve integrated employee benefits and workers' compensation programs.

G.   Investments and Investment Income

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

     CIGNA's assets under management at December 31, 1999 totaled $90.5 billion, comprising CIGNA corporate and insurance-related invested assets ("invested assets") of $38.3 billion and advisory portfolio assets of $52.2 billion. Advisory portfolio assets included $39.8 billion in Separate Accounts of CIGNA's life insurance subsidiaries and $12.4 billion in other third-party accounts. Other third-party accounts included $7.4 billion in investment assets transferred to ACE in 1999 in connection with the sale of the property and casualty business described above, which, as part of that transaction, continue to be managed by CIGNA for a five year period, subject to performance conditions.

     CIGNA's investment operations directly manage 100% of the invested assets. The investment operations directly manage 54% of advisory portfolio assets, and 37% are invested in independent funds managed by unaffiliated third-party managers. The remaining 9% of advisory portfolio assets are managed through proprietary arrangements in which CIGNA selects and oversees sub-advisors who invest assets based on guidelines determined by CIGNA.

     Most of the assets under management for CIGNA's Employee Retirement Benefits and Investment Services business (the "Employee Retirement business") shown in the chart on page 12 are included in advisory portfolio assets, and the remainder are invested assets. The investment operations directly manage 60% of the assets under management for the Employee Retirement business and 32% are invested in independent funds managed by unaffiliated third-party managers. The remaining 8% are managed through sub-advisory arrangements.

     In recent years, asset allocations, particularly among retirement accounts, have shifted in part from fixed income securities in CIGNA's General Account to equity securities in advisory portfolios. Prior to 1999, this allocation shift resulted in an increase in equity assets invested in independent funds of unaffiliated third-party managers. Through increased product offerings that use sub-advisory arrangements, the percentage of equity securities invested in independent funds managed by unaffiliated third-party managers has decreased to 63% as of December 31, 1999, compared with 74% as of December 31, 1998.

     For additional information about investments for the Employee Retirement business, including information about General and Separate Accounts, see "Employee Retirement Benefits and Investment Services--Principal Products and Markets," beginning on page 13.

     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities, and redeemable preferred stocks. Asset-backed securities consist primarily of mortgage-backed securities, including collateralized mortgage obligations ("CMOs"). CIGNA's CMO holdings are concentrated in securities with limited prepayment, extension and default risk. For additional information about CMOs, see pages 19 and 20 of the MD&A section of CIGNA's Annual Report.

     The major portfolios under management in CIGNA's General Account consist of the combined assets of the Employee Health Care, Life and Disability Benefits segment, the Employee Retirement Benefits and Investment

Services segment and Other Operations (collectively, "Domestic Employee Benefits portfolios"). CIGNA generally manages the characteristics of its invested assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 1999, excluding liabilities of the individual life insurance and annuity business sold, were associated with the following products: experience-rated pension, 37%; fully guaranteed investment and annuity products, 18%; interest-sensitive life insurance, 14%; and other life and health, 31%. These products, and the investment assets supporting them, are described below.

     Experience-rated pension products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments.

     Fully guaranteed products primarily include guaranteed investment contracts ("GICs"), single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 1999, the duration of assets and liabilities for GICs, single premium annuities and settlement annuities was approximately two years, seven years and nine years, respectively.

     Interest-sensitive products primarily consist of corporate life insurance products. Invested assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

     Other life and health products consist of various group and individual life, health and disability products. The supporting invested assets are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short-term investments and public securities. Assets supporting longer-term disability benefits are generally managed to an aggregate duration similar to that of the related benefit cash flows.

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

     CIGNA's fixed maturity investments, including policyholder share, as of December 31, 1999, constituted approximately 58% of the Domestic Employee Benefits portfolios. As of that date, approximately 36% of fixed maturity investments was attributable to experience-rated pension contracts. CIGNA reduces credit risk for the portfolios as a whole by investing primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the National Association of Insurance Commissioners (for both public and private investments). For information about below investment grade holdings, see page 19 of the MD&A section of CIGNA's Annual Report.

     CIGNA's mortgage loan investments, including policyholder share, constituted approximately 29% of the Domestic Employee Benefits portfolios as of December 31, 1999. As of that date, approximately 59% of mortgage loan investments was attributable to experience-rated pension contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower's financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. The Company invests in fully completed and substantially leased commercial properties. Virtually all of the Company's mortgage loans are bullet or balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     CIGNA's real estate investments are held to produce income or for sale. Real estate investments, including policyholder share, constituted approximately 2% of the Domestic Employee Benefits portfolios as of December 31, 1999. As of that date, 65% of real estate investments was attributable to experience-rated pension contracts.

     Real estate investments held to produce income are actively managed to maximize operating income. These investments consist primarily of stabilized commercial properties and are diversified relative to property type and location. CIGNA acquires most real estate held for sale through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties held for sale, a process that usually takes from two to four years unless management considers a near-term sale preferable. CIGNA sold $49 million of foreclosed properties in 1999 and $52 million in 1998, and expects to sell additional foreclosed properties in 2000.

     CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA also writes derivative instruments to minimize insurance customers' market risks. For information about CIGNA's use of derivative financial instruments, see Notes 2(C) and 4(F) to CIGNA's 1999 Financial Statements included in its Annual Report.

     See pages 19 through 21 of the MD&A section and Notes 2, 4 and 5 to CIGNA's 1999 Financial Statements included in its Annual Report for additional information about CIGNA's investments.

                     Domestic Employee Benefits Investments

     The following tables summarize the distribution of investments attributable to CIGNA's Domestic Employee Benefits portfolios and the related net investment income from such investments. Approximately 47% of the investments in the Domestic Employee Benefits portfolios is attributable to experience-rated pension contracts with policyholders.

     In connection with the sale of its individual life insurance and annuity business, CIGNA transferred $5.4 billion of invested assets to subsidiaries of Lincoln National Corporation effective January 1, 1998. The transferred invested assets, which are included in the following tables for 1997, consisted of approximately $3.3 billion of bonds, $1.4 billion of mortgage loans and $0.7 billion of policy loans.

Domestic Employee Benefits Investments                                                 As of December 31,
--------------------------------------                                                 ------------------
                                                                               1999           1998         1997
                                                                             -------        -------      -------
                                                                                     (In millions)
Fixed maturities:
   Bonds:
     Consumer products.................................................      $ 2,574        $ 2,755      $ 3,218
     Manufacturing.....................................................        2,330          2,406        2,840
     Finance...........................................................        2,179          2,349        3,448
     Energy............................................................        2,078          2,287        2,832
     Public utilities..................................................        1,256          1,409        1,653
     States, municipalities and political subdivisions.................        1,214          1,081          738
     Transportation....................................................        1,050          1,149        1,528
     U.S. government and government agencies and authorities...........          803          1,170        1,572
     Foreign governments(1)............................................          253            194          199
     Other.............................................................          250            296          251
                                                                             -------        -------      -------
       Total bonds.....................................................       13,987         15,096       18,279
   Asset-backed securities:
     United States government agencies, mortgage-backed................          862          1,503        2,097
     Other mortgage-backed.............................................        1,720          1,923        2,522
     Other asset-backed................................................        3,128          3,125        2,644
   Redeemable preferred stocks.........................................            3              4            7
                                                                             -------        -------      -------
       Total fixed maturities..........................................       19,700         21,651       25,549
                                                                             -------        -------      -------
Equity securities:
   Common stocks:
     Industrial and miscellaneous......................................          468            365          334
     Banks, trust and insurance companies..............................           44             46           49
     Public utilities..................................................           11             27           27
                                                                             -------        -------      -------
       Total common stocks.............................................          523            438          410
   Non-redeemable preferred stocks.....................................           23             14           18
                                                                             -------        -------      -------
       Total equity securities.........................................          546            452          428
                                                                             -------        -------      -------
Mortgage loans:
   Commercial:
     Office buildings..................................................        3,878          3,578        3,679
     Retail facilities.................................................        3,181          3,275        4,386
     Apartments........................................................        1,327          1,421        1,430
     Industrial........................................................          730            653          560
     Hotels............................................................          505            463          513
     Other.............................................................          115            203          261
                                                                             -------        -------      -------
       Total commercial................................................        9,736          9,593       10,829
   Agricultural........................................................            -              4           21
                                                                             -------        -------      -------
       Total mortgages.................................................        9,736          9,597       10,850
                                                                             -------        -------      -------
Policy loans...........................................................        3,006          6,090        7,146
Real estate............................................................          786            724          760
Other long-term investments............................................          200            171          180
Short-term investments.................................................          167            214          114
                                                                             -------        -------      -------
       Total investments...............................................      $34,141        $38,899      $45,027
                                                                             =======        =======      =======

----------
These amounts do not include Separate Account assets. See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments.
(1) Comprises fixed maturities of sovereign foreign governments.


Net Investment Income for Domestic
Employee Benefits Investments                                  Year ended December 31,
----------------------------------                             -----------------------
                                                       1999             1998              1997
                                                     -------          -------           -------
                                                                   (Dollar amounts in millions)
Fixed maturities.................................    $ 1,586          $ 1,608           $ 1,857
Equity securities................................          9                8                13
Mortgage loans...................................        813              800               946
Policy loans.....................................        257              459               532
Real estate......................................        152              147               202
Other investments................................         85               86                83
                                                     -------          -------           -------
    Total........................................      2,902            3,108             3,633
Less investment expenses.........................        145              135               180
                                                     -------          -------           -------
Net investment income, pre-tax...................    $ 2,757          $ 2,973           $ 3,453
                                                     =======          =======           =======

Net investment yield(1)..........................       7.61%            7.77%             8.05%
                                                     =======          =======           =======

----------
(1) The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

            International Employee Benefits and Corporate Investments

     In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio for CIGNA's International Life, Health and Employee Benefits segment ("International"). Invested assets for International and unallocated corporate investments totaled $4.2 billion, $2.8 billion and $2.3 billion as of December 31, 1999, 1998 and 1997, respectively. Investments include U.S. and international fixed maturities, policy loans, mortgage loans and short-term investments. Net investment income from these investments and from cash and cash equivalents was $202 million for 1999, $142 million for 1998 and $145 million for 1997.

H.   Regulation

     CIGNA's subsidiaries, depending on where they operate, are subject to federal, state and foreign regulation. CIGNA's insurance subsidiaries and HMOs are licensed to do business in, and are subject to regulation and supervision by, state regulatory authorities as well as authorities in the District of Columbia, certain U.S. territories and various foreign jurisdictions. Some of CIGNA's HMOs are also federally qualified and subject to regulation as to benefits, solvency and rates under the federal HMO Act.

     Although the extent of regulation varies, most jurisdictions have laws and regulations governing rates, solvency, standards of conduct and various insurance and investment products. Licensing of insurers, HMOs and their agents and the approval of policy forms are usually required. The form and content of statutory financial statements and the type and concentration of investments are also regulated. Each insurance and HMO subsidiary is required to file periodic financial reports with supervisory agencies in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

     Most states and certain foreign jurisdictions require licensed insurance companies to support guaranty associations or indemnity funds, which are organized to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers in a particular state to pay such claims. These assessments are levied in proportion to the member insurers' relative shares of the lines of business that had been written by the insolvent insurer. The maximum assessment permitted by law in any one year is generally 2% of annual premiums written by each member in a particular state with respect to the categories of business involved and generally may be offset over a five-year period against premium taxes payable in some states.

     In addition, insurance and other companies are subject to a variety of assessments to fund insurance-related activities such as medical risk pools and operating expenses of state regulatory bodies. These assessments are levied on various bases, including companies' proportionate shares of aggregate written premiums and aggregate incurred or paid losses. For additional information about guaranty fund and other insurance-related assessments, see Note 17 to CIGNA's 1999 Financial Statements included in its Annual Report.

     The National Association of Insurance Commissioners ("NAIC") has developed model solvency-related laws that many states have adopted. The NAIC also has developed risk-based capital rules ("RBC rules") for life and health insurance companies that have also been adopted by many states, and for HMOs that have been adopted by nine states.

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

     In addition, various foreign jurisdictions prescribe minimum surplus requirements that are based upon liquidity and reserve coverage measures. As of December 31, 1999, CIGNA's health care and life insurance subsidiaries were adequately capitalized under applicable RBC rules and foreign surplus rules.

     State and federal regulatory scrutiny of HMO and life and health insurance company marketing and advertising practices, including the adequacy of disclosure regarding products and their future performance, may result in increased regulation. States have responded to concerns about marketing, advertising and administration of insurance by increasing the number and frequency of market conduct examinations and imposing larger penalties for violations of laws and regulations pertaining to these functions.

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

     Several states require HMOs to participate in guaranty funds, special risk pools and administrative funds, and several state legislatures have recently considered revising their solvency standards and guaranty fund legislation to encompass HMOs, a trend that is expected to continue. Increasingly, states also are regulating the relationship between HMOs and their contracted providers, and are requiring submission of reports on medical utilization and other matters for managed care products.

     Some states require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to insure risks not acceptable under normal underwriting standards.

     CIGNA sells its products and services to sponsors of employee health care benefit plans governed by ERISA and, therefore, may be subject to requirements imposed on ERISA fiduciaries. Proposed revisions to ERISA's regulations could impose significant and costly changes in the claim payment and appeals procedures of health insurers and administrators.

     In several markets, CIGNA's HMOs offer Medicare programs, which are subject to federal regulation. Under the Balanced Budget Act of 1997 ("BBA"), Medicare payments to participating health care plans may be reduced. BBA and related interim regulations await clarification by the Health Care Financing Administration, the federal agency that administers the Medicare program. Additionally, CIGNA has made significant efforts to meet numerous BBA compliance requirements that took effect January 1, 2000. See page five for additional information.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and other federal statutes subject health care insurers to federal regulation. HIPAA imposes guaranteed issuance, renewal and portability requirements on health care insurers and, through its "Administrative Simplification" provisions, establishes new rules to standardize the electronic transmission of data among insurers, providers and group customers.

     CIGNA expects federal and state legislatures and the courts to continue efforts to increase regulation of the health care industry in 2000. See page 11 for additional information.

     In addition, increasing numbers of state and federal laws, as well as proposed federal rules, impose or seek to impose new privacy standards. These standards affect how information about individual participants in employee benefit plans may be handled, used and disclosed.

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

     Depending upon their nature, CIGNA's investment management activities and products with United States jurisdictional contacts and its broker-dealer activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment-related activities and products. Investments made by United States insurance companies are subject to state insurance laws. Investment management activities and products outside the United States, and investments made by non-U.S. insurance companies outside the United States, are subject to local regulation. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

     On November 12, 1999 the President signed into law the "Gramm-Leach-Bliley Financial Modernization Act," which removed many of the restrictions on affiliations among firms in different financial services businesses, notably banking, securities and insurance. The Act also contains provisions to protect the privacy of certain information on individuals held by insurance companies and financial institutions. Several governmental agencies are expected to propose standards to implement these privacy provisions. Although it is too early to assess the effects of this legislation on CIGNA, the Act could result in additional competition in one or more of the markets in which CIGNA sells its products and services.


     Federal regulation and taxation may affect CIGNA's operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry, current and proposed federal measures that may significantly affect CIGNA's operations include pension and other employee benefit regulation, tax legislation and Social Security legislation.

     The economic and competitive effects on CIGNA's business operations of the legislative and regulatory proposals discussed above will depend upon the final form any such legislation or regulation may take.

I.   Ratings


     CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity.

     Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. The principal agencies that rate the Company's insurance subsidiaries characterize their insurance rating scales as follows:

     o A.M. Best Company, Inc. ("A.M. Best"), A++ to F ("Superior" to "In Liquidation");
     o Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest");
     o Standard & Poor's Corp. ("S&P"), AAA to R ("Extremely Strong" to "Regulatory Action"); and
     o Duff & Phelps Credit Rating Co. ("DCR"), AAA to DD ("Highest" to "Order of Liquidation").

     As of February 29, 2000, the insurance financial strength ratings for CG Life were as follows:

                       CG Life
                 Insurance Ratings(1)
                 --------------------

A.M. Best...........................       A+
                                      ("Superior,"
                                       2nd of 15)
Moody's.............................       Aa3
                                      ("Excellent,"
                                       4th of 21)
S&P  ...............................       AA
                                     ("Very Strong,"
                                       3rd of 21)
DCR  ...............................       AA+
                                      ("Very high,"
                                       2nd of 18)
------------
(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the agency's rating scale (e.g., CG Life's rating by A.M. Best is the 2nd highest rating awarded in its scale of 15).

     As of February 29, 2000, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A+ ("Superior," 2nd of 15), and by Moody's was A1 ("Good," 5th of 21).

     Debt ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. The principal agencies that rate CIGNA's senior debt characterize their rating scales as follows:

     o    Moody's, Aaa to C ("Best" to "Lowest");
     o    S&P, AAA to D ("Extremely Strong" to "Default"); and
     o    DCR, AAA to DD ("Highest" to "Default").

     The commercial paper rating scales for those agencies are as follows:

     o    Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime");
     o    S&P, A-1+ to D ("Extremely Strong" to "Default"); and
     o    DCR, D-1+ to D-5 ("Highest" to "Default").

     As of February 29, 2000, the debt ratings obtained from the following agencies were as follows:

                      -----------------------------------

                                                 Debt Ratings(1)
                                                CIGNA CORPORATION
                                                -----------------
                                                                                        Commercial
                                                           Senior Debt                     Paper
                                                           -----------                     -----
     Moody's................................                   A3                         Prime-2
                                                     ("Upper-medium-grade,"             ("Strong,"
                                                             7th of 21)                   2nd of 4)
     S&P....................................                    A                           A-1
                                                           ("Strong,"                   ("Strong,"
                                                           6th of 22)                    2nd of 7)
     DCR....................................                   A+                           D-1
                                                          ("Adequate,"                 ("Very high,"
                                                           5th of 18)                    2nd of 7)

     --------------------------
     (1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale.

                      -----------------------------------

Ratings are reviewed routinely by the rating agencies and may be changed at their discretion.

J.   Miscellaneous

     Portions of CIGNA's insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 1999. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 41,900, 49,900, and 47,700 employees as of December 31, 1999, 1998 and 1997, respectively.

Item 2.  PROPERTIES

     CIGNA's headquarters are located in approximately 50,000 square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Group Insurance, CIGNA International, and CIGNA's staff support operations are located in leased premises of approximately 635,000 square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare, CIGNA Reinsurance and CIGNA Investment Management are located in a complex of buildings owned by CIGNA, aggregating approximately 1.4 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. The Investment operations also lease approximately 35,000 square feet at Four Times Square, New York, New York. CIGNA Retirement & Investment Services is located in approximately 268,000 total square feet of leased office space at 280 Trumbull Street, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 14 to CIGNA's 1999 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.

Item 3.  LEGAL PROCEEDINGS

     After the managed care industry was publicly targeted in September 1999 by a group of plaintiffs' trial lawyers, CIGNA was sued in three purported class action lawsuits. The lawsuits challenge in general terms the mechanisms used by managed care companies in connection with the delivery of or payment for health care services. The complaints allege violation of federal law, but do not claim that any of the alleged practices resulted in any specific injury or that any member was denied coverage for services that should have been covered. The three cases are described below. They are in preliminary stages and the Company intends to defend each of them vigorously.

     Pickney v. CIGNA Corporation and CIGNA Health Corporation was filed November 22, 1999 in the United States District Court for the Southern District of Mississippi. A plaintiff who seeks to represent a class consisting of all present and former enrollees in any CIGNA health plan filed the complaint. In addition, the plaintiff purports to represent a subclass of subscribers who had coverage through their employers' health benefits plans governed by the Employee Retirement Income Security Act ("ERISA"). The plaintiff seeks attorneys' fees, injunctive relief and unspecified damages (including statutory treble damages) under the Racketeer Influenced and Corrupt Organizations Act ("RICO").

     The complaint alleges violations of ERISA and RICO based on alleged misrepresentations and omissions in CIGNA's advertising, marketing and member materials. The plaintiff claims the Company intentionally concealed information from its health plan members concerning the various ways in which benefit payment and coverage decisions are made and the methods by which providers of medical services are compensated.

     Petersen v. CIGNA Corporation was filed December 17, 1999 in the United States District Court for the Eastern District of Pennsylvania by a plaintiff who purports to represent subscribers to HMOs operated by CIGNA. The plaintiff dismissed this case and, on February 2, 2000, filed a similar action in the same court naming CG Life as defendant. The complaint seeks injunctive relief and unspecified damages, and attorneys' fees under ERISA. The plaintiff alleges that the Company falsely represented that physicians would direct medical care, and did not disclose methods by which providers of medical care are compensated.

     Mangieri v. CIGNA Corporation, Connecticut General Corporation, Edward Hanway, et al. was filed December 7, 1999 in the United States District Court for the Northern District of Alabama by a physician who purports to represent physicians and physician groups compensated by CIGNA for services provided to CIGNA HMO members. On January 19, 2000, the plaintiffs amended the complaint to add as defendants Aetna, Inc., Humana, Inc. and certain officers and subsidiaries of those defendants. The complaint asserts claims under RICO and seeks unspecified damages (subject to trebling), injunctive relief, punitive damages and attorneys' fees. The claims are based on allegations relating to the ways in which CIGNA contracts with and compensates providers of medical services, and the ways in which CIGNA structures, administers and covers medical benefits, including pharmacy benefits.

     CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. Although the outcome of litigation is always uncertain, CIGNA does not believe that any litigation currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Reference is made below to CG Life, which is a subsidiary of CIGNA. All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed.

H. EDWARD HANWAY, 48, Chief Executive Officer of CIGNA since January 2000; President and a Director of CIGNA from January 1999; Chief Operating Officer of CIGNA from January 1999 until January 2000; President of CIGNA HealthCare from February 1996 until January 1999; and President of CIGNA International from February 1989 until February 1996.

THOMAS C. JONES, 53, President of CIGNA Investment Management since October 1997; President of CG Life since March 1995; President of CIGNA Individual Insurance from February 1995 through December 1997; and President of CIGNA Reinsurance Property & Casualty from March 1994 until February 1995.

TERRY L. KENDALL, 53, President of CIGNA International Employee Benefits & Life Insurance since January 1999; Senior Vice President of CIGNA International from May 1998 until January 1999; and President and Chief Executive Officer of Golden American Life Insurance Company from September 1993 until April 1998. Golden American Life Insurance Company is a subsidiary of ING Group, a financial services company.

JOHN K. LEONARD, 51, President of CIGNA Group Insurance since 1992.

DONALD M. LEVINSON, 54, Executive Vice President of CIGNA since 1988, with responsibility for Human Resources and Services.

FRANCINE M. NEWMAN, 55, President of CIGNA Reinsurance since 1984.

BYRON D. OLIVER, 57, President of CIGNA Retirement & Investment Services since 1988.

WILLIAM M. PASTORE, 51, President of CIGNA HealthCare since January 1999; Senior Vice President of CIGNA HealthCare from December 1995 until January 1999; and Vice President of National Service Operations at Citibank from December 1993 until December 1995. Citibank is a subsidiary of Citigroup, a financial services company.

JAMES G. STEWART, 57, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

WILSON H. TAYLOR, 56, Chairman of CIGNA since 1989; Chief Executive Officer of CIGNA from 1988 until January 2000; and President of CIGNA from 1988 until January 1999.

THOMAS J. WAGNER, 60, Executive Vice President and General Counsel of CIGNA since 1992.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 49 and under the caption "Stock Listing" on the inside back cover of CIGNA's Annual Report is incorporated by reference, as is the information from Note 8 to CIGNA's 1999 Financial Statements and the number of shareholders of record as of December 31, 1999 under the caption "Highlights" on page one of CIGNA's Annual Report.

Item 6. SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page one of CIGNA's Annual Report is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 10 through 22 of CIGNA's Annual Report is incorporated by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Market Risk of Financial Instruments" on page 21 of CIGNA's Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 23 through 47 and the report of its independent accountants on page 48 of CIGNA's Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 49.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   Directors of the Registrant

     The information under the captions "Management's nominees for terms to expire in April 2003" and "Directors who will continue in office" in CIGNA's proxy statement to be dated March 22, 2000 is incorporated by reference.

B.   Executive Officers of the Registrant

     See PART I above.

Item 11. EXECUTIVE COMPENSATION

     The information under the captions "Non-employer Executive compensation" and "Director Compensation" in CIGNA's proxy statement to be dated March 22, 2000 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Stock held by directors and executive officers" and "Largest Security Holders" in CIGNA's proxy statement to be dated March 22, 2000 is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Transactions with affiliates" in CIGNA's proxy statement to be dated March 22, 2000 is incorporated by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's Annual Report:

     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 -- page 23.

     Consolidated Balance Sheets as of December 31, 1999 and 1998 -- page 24.

     Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997 -- page 25.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 -- page 26.

     Notes to Financial Statements -- pages 27 through 47.

     Report of Independent Accountants, PricewaterhouseCoopers LLP -- page 48.

     (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

     (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

     B. During the last quarter of the fiscal year ended December 31, 1999, the registrant filed a Report on Form 8-K dated November 1, 1999 containing a copy of a news release reporting its third quarter 1999 results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 7, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2000.

Principal Executive Officer:            Directors:*

                                        Robert P. Bauman
                                        Robert H. Campbell
H. Edward Hanway*                       Alfred C. DeCrane, Jr.
President, Chief Executive Officer      Peter N. Larson
and a Director                          Joseph Neubauer
                                        Charles R. Shoemate
                                        Louis W. Sullivan, M.D.
                                        Wilson H. Taylor, Chairman
                                        Harold A. Wagner
Principal Accounting Officer:           Carol Cox Wait
                                        Marilyn Ware

/s/ JAMES A. SEARS
-----------------------------------
James A. Sears
Vice President and Chief Accounting
Officer

                                        *By: /s/ THOMAS J. WAGNER
                                            ------------------------------------
                                            Thomas J. Wagner
                                            Attorney-in-Fact

                       CIGNA CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                           PAGE

Report of Independent Accountants on Financial Statement Schedules.......  FS-2

Schedules
     I   Summary of Investments--Other Than Investments in Related
         Parties as of December 31, 1999.................................  FS-3
     II  Condensed Financial Information of CIGNA Corporation
         (Registrant)....................................................  FS-4
     III Supplementary Insurance Information............................. FS-10
     IV  Reinsurance..................................................... FS-12
     V   Valuation and Qualifying Accounts and Reserves.................. FS-13

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

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements referred to in our report dated February 8, 2000 appearing on page 48 of the 1999 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 8, 2000

                                     CIGNA CORPORATION AND SUBSIDIARIES

                                                 SCHEDULE I
                     SUMMARY OF INVESTMENTS-- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                              DECEMBER 31, 1999
                                                (In millions)

                                                                                            Amount at which
                                                                                             shown in the
Type of                                                                            Fair      consolidated
Investment                                                            Cost         Value     balance sheet
----------                                                            ----         -----     -------------
Fixed maturities:
   Bonds:
     United States government and government
       agencies and authorities.............................         $   662      $   803      $   803
     States, municipalities and political subdivisions......           1,259        1,214        1,214
     Foreign governments....................................           1,664        1,752        1,752
     Public utilities.......................................           1,352        1,327        1,327
     All other corporate bonds..............................          12,223       12,135       12,135
   Asset-backed securities:
     United States government agencies,
       mortgage-backed......................................             860          862          862
     Other mortgage-backed .................................           1,776        1,720        1,720
     Other asset-backed.....................................           3,312        3,128        3,128
   Redeemable preferred stocks..............................               3            3            3
                                                                     -------      -------      -------
       Total fixed maturities...............................          23,111       22,944       22,944
                                                                     -------      -------      -------

Equity securities:
   Common stocks:
     Industrial, miscellaneous and all other................             227          500          500
     Banks, trust and insurance companies...................              27           50           50
     Public utilities.......................................               8           11           11
   Non-redeemable preferred stocks..........................              24           24           24
                                                                     -------      -------      -------
       Total equity securities..............................             286          585          585
                                                                     -------      -------      -------

Mortgage loans on real estate...............................           9,737                     9,737
Policy loans................................................           3,079                     3,079
Real estate investments (including $301 million of
   real estate acquired in satisfaction of debt)............             789                       789
Other long-term investments.................................             211                       211
Short-term investments......................................             950                       950
                                                                     -------                   -------

       Total investments....................................         $38,163                   $38,295
                                                                     =======                   =======

                                      CIGNA CORPORATION AND SUBSIDIARIES

                                                  SCHEDULE II
                             CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                                 (REGISTRANT)
                                             STATEMENTS OF INCOME
                                                 (In millions)

                                                                                 For the year ended
                                                                                    December 31,
                                                                           1999           1998          1997
                                                                          ------         ------        ------
Interest income..................................................         $    1         $    -        $    -
Intercompany income..............................................              1              2             2
                                                                          ------         ------        ------
   Total revenues................................................              2              2             2
                                                                          ------         ------        ------

Operating expenses:
   Interest......................................................            113            123           118
   Intercompany interest.........................................             73             42            20
   Other.........................................................             47              5             6
                                                                          ------         ------        ------
     Total operating expenses....................................            233            170           144
                                                                          ------         ------        ------
Loss before income taxes.........................................           (231)          (168)         (142)
Income tax benefit...............................................            (74)           (52)          (39)
                                                                          ------         ------        ------
Loss of parent company...........................................           (157)          (116)         (103)
Equity in income of subsidiaries from continuing
   operations....................................................            856          1,302           915
                                                                          ------         ------        ------
Income from continuing operations................................            699          1,186           812
Income from discontinued operations..............................          1,166            106           274
                                                                          ------         ------        ------
Income before cumulative effect of accounting change.............          1,865          1,292         1,086
Cumulative effect of accounting change, net of taxes.............            (91)             -             -
                                                                          ------         ------        ------
Net income.......................................................         $1,774         $1,292        $1,086
                                                                          ======         ======        ======

                             See Notes to Condensed Financial Statements on FS-7.


                                         CIGNA CORPORATION AND SUBSIDIARIES

                                                     SCHEDULE II
                                CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                                    (REGISTRANT)
                                                   BALANCE SHEETS
                                                    (In millions)

                                                                                         As of December 31,
                                                                                 1999                        1998
                                                                               -------                      -------
Assets:
   Cash and cash equivalents.................................                  $     1                      $     1
   Investments in subsidiaries from continuing
     operations..............................................                   10,855                        8,166
   Other assets..............................................                      111                          103
   Net assets of discontinued operations.....................                        -                        2,351
                                                                               -------                      -------
     Total assets............................................                  $10,967                      $10,621
                                                                               =======                      =======

Liabilities:
   Intercompany..............................................                  $ 3,125                      $   426
   Short-term debt...........................................                       53                          268
   Long-term debt............................................                    1,308                        1,361
   Other liabilities.........................................                      332                          289
                                                                               -------                      -------
     Total liabilities.......................................                    4,818                        2,344
                                                                               -------                      -------


Shareholders' Equity:
   Common stock (shares issued, 267; 265)....................                       67                           66
   Additional paid-in capital................................                    2,825                        2,719
   Net unrealized appreciation (depreciation)-- fixed
     maturities..............................................       $  (36)                  $  750
   Net unrealized appreciation-- equity securities...........          184                      206
   Net translation of foreign currencies.....................           18                     (114)
                                                                    ------                   ------
     Accumulated other comprehensive income..................                      166                          842
   Retained earnings.........................................                    8,290                        6,746
   Less treasury stock, at cost..............................                   (5,199)                      (2,096)
                                                                               -------                      -------
     Total shareholders' equity..............................                    6,149                        8,277
                                                                               -------                      -------
     Total liabilities and shareholders' equity..............                  $10,967                      $10,621
                                                                               =======                      =======

                                See Notes to Condensed Financial Statements on FS-7.

                                                        FS-5

                                          CIGNA CORPORATION AND SUBSIDIARIES

                                                      SCHEDULE II
                                 CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
                                                     (REGISTRANT)
                                               STATEMENTS OF CASH FLOWS
                                                     (In millions)

                                                                                         For the year ended
                                                                                             December 31,
                                                                                1999              1998          1997
                                                                              -------           -------       -------
Cash Flows from Operating Activities:
Income from continuing operations...............................               $   699          $ 1,186       $   812
     Adjustments to reconcile income from continuing
       operations to net cash provided by (used in)
       operating activities:
       Equity in income of subsidiaries - continuing
       operations...............................................                 (856)           (1,302)         (915)
     Dividends received from subsidiaries - continuing                          1,156             2,411           847
     Other liabilities..........................................                  152              (117)          (96)
     Other, net.................................................                  (31)               45           104
                                                                              -------           -------       -------
       Net cash provided by operating activities of
           continuing operations ...............................                1,120             2,223           752
                                                                              -------           -------       -------

Cash Flows from Investing Activities:
Capital contributions to subsidiaries - continuing
   operations...................................................                    -            (1,028)       (1,124)
Other, net......................................................                    -               (17)          (10)
                                                                              -------           -------       -------
       Net cash used in investing activities of continuing
           operations...........................................                    -            (1,045)       (1,134)
                                                                              -------           -------       -------

Cash Flows from Financing Activities:
Net change in intercompany debt.................................                2,384               329             3
Net change in short-term debt...................................                 (257)             (348)          358
Issuance of long-term debt......................................                    -                 -           600
Repayment of long-term debt.....................................                  (10)              (82)          (39)
Repurchase of common stock......................................               (3,028)             (833)         (335)
Issuance of common stock........................................                   42                26            19
Common dividends paid...........................................                 (238)             (243)         (245)
                                                                              -------           -------       -------
       Net cash provided by (used in) financing activities
          of continuing operations..............................               (1,107)           (1,151)          361
                                                                              -------           -------       -------
Net cash (to) from discontinued operations .....................                  (13)              (27)           22
                                                                              -------           -------       -------
Net increase in cash and cash equivalents.......................                    -                 -             1
Cash and cash equivalents, beginning of year....................                    1                 1             -
                                                                              -------           -------       -------
Cash and cash equivalents, end of year..........................              $     1           $     1       $     1
                                                                              =======           =======       =======


                                 See Notes to Condensed Financial Statements on FS-7.

                                                         FS-6

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

Note 1-- On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on the sale was $1.2 billion. In 1999, CIGNA began reporting this business as discontinued operations and reclassified prior year financial information.

          As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale generated an after-tax gain of approximately $770 million. Of this amount, $202 million was recognized when the sale was completed in 1998. The remaining gain was deferred because the principal agreement to sell this business was an indemnity reinsurance arrangement. The deferred portion is being recognized at the rate that earnings from the sold business would have been expected to emerge, primarily over 15 years on a declining basis. CIGNA recognized $62 million of the deferred gain in 1999 and $66 million of the deferred gain in 1998.

          On June 25, 1997, CIGNA acquired the outstanding common stock of Healthsource, Inc. The total cost of the acquisition, which was accounted for as a purchase, was $1.7 billion, including $1.4 billion for the Healthsource common stock and $250 million to repay outstanding Healthsource debt.

Note 2-- Long-term debt, net of current maturities, consists of CIGNA's 8.16% Notes due 2000; 8 3/4% Notes due 2001; 7.17% Notes due 2002; 7.4%
          Notes due 2003; 6 3/8% Notes due 2006; 7.4% Notes due 2007; 8 1/4%
          Notes due 2007; 7.65% Notes due 2023; 8.3% Notes due 2023; 7 7/8%
          Debentures due 2027; 8.3% Step Down Notes due 2033; and Medium-term Notes with interest rates ranging from 6% to 9%, and original maturity dates from approximately five to ten years. The weighted average interest rate on CIGNA's outstanding medium-term notes was 8.1% at December 31, 1999 and 8.2% at December 31, 1998.

          Maturities of long-term debt for each of the next five years are as follows: 2000-$53 million; 2001-$145 million; 2002-$36 million;
          2003-$126 million; and none in 2004.

          In July 1998, CIGNA completed an offer to exchange its 8.3% Notes due 2023 with 8.3% Step Down Notes due 2033. Holders of approximately $83 million of the Notes due 2023 accepted the offer and tendered their Notes. CIGNA may redeem these Notes at any time before 2033, at par plus a possible additional redemption payment. Expenses incurred in connection with the exchange are not material.

          In 1997, CIGNA issued $300 million of unsecured 7.4% Notes due in 2007 and $300 million of unsecured 7 7/8% Debentures due in 2027.

          At December 31, 1999, CIGNA had $1 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

          Interest paid on short- and long-term debt amounted to $113 million, $124 million and $113 million for 1999, 1998 and 1997, respectively.

Note 3-- CIGNA Corporation files a consolidated U.S. federal income tax return with its domestic subsidiaries. Net income taxes paid in connection with the consolidated return were $437 million, $780 million and $536 million during 1999, 1998 and 1997, respectively.

Note 4-- On April 22, 1998, CIGNA's shareholders approved a three-for-one common stock split, an increase in the number of common shares authorized for issuance from 200 million to 600 million and a decrease in the par value of common stock from $1 per share to $0.25 per share. Share data throughout the financial statements and notes have been retroactively adjusted for the stock split as though it had occurred at the beginning of 1997.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                           CIGNA CORPORATION AND SUBSIDIARIES

                                                      SCHEDULE III
                                          SUPPLEMENTARY INSURANCE INFORMATION
                                                     (In millions)

                                                                               Deferred     Future policy     Unpaid
                                                                                policy       benefits and     claims
                                                                             acquisition    contractholder   and claim
         Segment                                                                costs       deposit funds    expenses
         -------                                                             -----------    --------------   ---------
Year Ended December 31, 1999:
   Employee Health Care, Life and Disability Benefits..................         $   37         $ 4,395         $2,865
   Employee Retirement Benefits and Investment Services................            164          19,481             12
   International Life, Health and Employee Benefits....................            710           2,866            701
   Other Operations....................................................             16          12,482            557
   Corporate...........................................................              -               -              -
                                                                                ------         -------         ------
     Total.............................................................         $  927         $39,224         $4,135
                                                                                ======         =======         ======

Year Ended December 31, 1998:
   Employee Health Care, Life and Disability Benefits..................         $   23         $ 4,414         $2,464
   Employee Retirement Benefits and Investment Services................            153          20,197             10
   International Life, Health and Employee Benefits....................            533           2,327            488
   Other Operations....................................................             21          16,179            430
   Corporate...........................................................              -               -              -
                                                                                ------         -------         ------
     Total.............................................................         $  730         $43,117         $3,392
                                                                                ======         =======         ======

Year Ended December 31, 1997:
   Employee Health Care, Life and Disability Benefits..................         $   22         $ 4,277         $2,311
   Employee Retirement Benefits and Investment Services................            139          20,221              5
   International Life, Health and Employee Benefits....................            354           1,888            321
   Other Operations....................................................            698          16,038            338
   Corporate...........................................................              -               -              -
                                                                                ------         -------         ------
     Total.............................................................         $1,213         $42,424         $2,975
                                                                                ======         =======         ======

                                                         FS-10

                                                    Benefits,
                                        Net         losses and        Policy         Other
      Unearned       Premiums       investment      settlement      acquisition    operating
      premiums     and fees (1)     income (2)     expenses (1)      expenses       expenses
      --------    --------------   ------------   --------------    ------------   ----------


          $277         $12,505          $  571        $ 9,232           $ 10          $3,341
             1             273           1,605          1,208             37             240
           344           1,642             124          1,192            198             826
            52             659             581            890              6             354
             -               -              78              -              -              28
          ----         -------          ------        -------           ----          ------
          $674         $15,079          $2,959        $12,522           $251          $4,789
          ====         =======          ======        =======           ====          ======


          $244         $11,421          $  589        $ 8,374           $  9          $3,191
             1             257           1,613          1,253             32             220
           275           1,227             115            926            152             231
            69             551             771          1,061              8             287
             -               -              27              -              -              49
          ----         -------          ------        -------           ----          ------
          $589         $13,456          $3,115        $11,614           $201          $3,978
          ====         =======          ======        =======           ====          ======


          $166         $ 9,546          $  563        $ 7,098           $  8          $2,800
             1             221           1,655          1,342             26             177
           225           1,076             122            862            130             175
            64             938           1,235          1,507             93             456
             -               -              23              -              -              53
          ----         -------          ------        -------           ----          ------
          $456         $11,781          $3,598        $10,809           $257          $3,661
          ====         =======          ======        =======           ====          ======

---------------
(1)  Amounts presented are shown net of the effects of reinsurance.
(2) The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.



                                            FS-11

                                             CIGNA CORPORATION AND SUBSIDIARIES

                                                        SCHEDULE IV
                                                        REINSURANCE
                                                (Dollar amounts in millions)

                                                                                                                Percentage
                                                                  Ceded to          Assumed                     of amount
                                                     Gross         other           from other         Net        assumed
                                                     amount      companies         companies        amount        to net
                                                     ------      ---------         ---------        ------      ----------
Year Ended December 31, 1999:
   Life insurance in force..................        $490,475       $73,929          $172,218        $588,764       29.3%
                                                    ========       =======          ========        ========       ====

   Premiums and fees:
     Life insurance and annuities...........        $  3,471       $   634          $    746        $  3,583       20.8%
     Accident and health insurance..........          11,318           296               474          11,496        4.1
                                                    --------       -------          --------        --------
       Total................................        $ 14,789       $   930          $  1,220        $ 15,079        8.1%
                                                    ========       =======          ========        ========       ====

Year Ended December 31, 1998:
   Life insurance in force..................        $510,075       $80,978          $160,592        $589,689       27.2%
                                                    ========       =======          ========        ========       ====

   Premiums and fees:
     Life insurance and annuities...........        $  3,354       $   714          $    641        $  3,281       19.5%
     Accident and health insurance..........          10,088           358               445          10,175        4.4
                                                    --------       -------          --------        --------
       Total................................        $ 13,442       $ 1,072          $  1,086        $ 13,456        8.1%
                                                    ========       =======          ========        ========       ====

Year Ended December 31, 1997:
   Life insurance in force..................        $543,241       $60,855          $152,031        $634,417       24.0%
                                                    ========       =======          ========        ========       ====

   Premiums and fees:
     Life insurance and annuities...........        $  3,189       $   272          $    595        $  3,512       16.9%
     Accident and health insurance..........           8,027           320               562           8,269        6.8
                                                    --------       -------          --------        --------
       Total................................        $ 11,216       $   592          $  1,157        $ 11,781        9.8%
                                                    ========       =======          ========        ========       ====


                                                           FS-12

                                                CIGNA CORPORATION

                                                   SCHEDULE V
                                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                  (In millions)

                                                               Charged      Charged
                                                              (Credited)  (Credited)
                                                  Balance at      to       to other      Other       Balance
                                                  beginning   costs and    accounts    deductions    at end
                 Description                      of period    expenses  -describe(1) -describe(2)  of period
                 -------------                   --------------------------------------------------------------
1999:
Investment asset valuation reserves:
   Mortgage loans................................     $  6       $  1         $  4         $  -       $ 11
   Real estate...................................       36          6           11          (15)        38
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................       80         17           (1)         (27)        69
Deferred tax asset valuation
   allowance.....................................        6         86            -            -         92

1998:
Investment asset valuation reserves:
   Mortgage loans................................     $ 50       $ (2)        $ (7)       $ (35)      $  6
   Real estate...................................       29          2            5            -         36
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................       89         27            -          (36)        80
Deferred tax asset valuation
   allowance.....................................        6          -            -            -          6

1997:
Investment asset valuation reserves:
   Mortgage loans................................     $101       $ 16         $ 15        $ (82)      $ 50
   Real estate...................................       67          -           (6)         (32)        29
Allowance for doubtful accounts:
   Premiums, accounts and notes
     receivable..................................       54         55            -          (20)        89
Deferred tax asset valuation
   allowance.....................................        -          6            -            -          6

------------
(1)  Change in valuation reserves attributable to policyholder contracts.
(2) Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.

                                                      FS-13

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                INDEX TO EXHIBITS

Number           Description                                               Method of Filing
------           -----------                                               ----------------

3.1              Restated Certificate of Incorporation of the              Filed as Exhibit 3 to the registrant's
                 registrant as last amended July 22, 1998                  Form 10-Q for the quarter ended June 30,
                                                                           1998 and incorporated herein by
                                                                           reference.

3.2              By-Laws of the registrant as last amended and             Filed herewith.
                 restated January 26, 2000



4    (a)         Amended and Restated Shareholder Rights Agreement         Filed as Item 1 and Exhibit 1 to the
                 dated as of July 22, 1998 between CIGNA Corporation       registrant's Form 8-A/A Amendment No. 1
                 and First Chicago Trust Company of New York               dated July 22, 1998 and incorporated
                                                                           herein by reference.

     (b)         Amendment No. 1 dated as of December 14, 1998 to the      Filed as Item 1 and Exhibit 1 to the
                 Amended and Restated Shareholder Rights Agreement         registrant's Form 8-A/A Amendment No. 2
                 between CIGNA Corporation and First Chicago Trust         dated December 14, 1998 and incorporated
                 Company of New York                                       herein by reference.

                           Exhibits 10.1 through 10.23 are filed as exhibits pursuant to
                                             Item 14(c) of Form 10-K.

10.1             Deferred Compensation Plan for Directors of CIGNA         Filed as Exhibit 10.1 to the
                 Corporation, as amended and restated as of January 1,     registrant's Form 10-K for the year
                 1997                                                      ended December 31, 1996 and incorporated
                                                                           herein by reference.

10.2             Retirement and Consulting Plan for Directors of CIGNA     Filed as Exhibit 10.2 to the
                 Corporation, as amended and restated as of May 29,        registrant's Form 10-K for the year
                 1991                                                      ended December 31, 1998 and incorporated
                                                                           herein by reference.

10.3             Restated Restricted Stock Plan for Non-Employee           Filed as Exhibit 10 to the registrant's
                 Directors of CIGNA Corporation dated as of April 22,      Form 10-Q for the quarter ended June 30,
                 1998                                                      1998 and incorporated herein by
                                                                           reference.

10.4             Description of Stock Compensation Plan for                Filed as Exhibit 10 to the registrant's
                 Non-Employee Directors of CIGNA Corporation, as           Form 10-Q for the quarter ended June 30,
                 amended and restated effective July 1, 1999               1999 and incorporated herein by
                                                                           reference.

10.5             CIGNA Corporation Stock Plan, as amended and restated     Filed as Exhibit 10.5 to the
                 through February 24, 1999                                 registrant's Form 10-K for the year
                                                                           ended December 31, 1998 and incorporated
                                                                           herein by reference.


10.6 (a)         CIGNA Corporation Executive Stock Incentive Plan, as      Filed as Exhibit 10.6(a) to the
                 amended and restated March 23, 1988                       registrant's Form 10-K for the year
                                                                           ended December 31, 1998 and incorporated
                                                                           herein by reference.


     (b)         Amendment No. 1 dated as of September 28, 1988 to the     Filed as Exhibit 10.6(b) to the
                 CIGNA Corporation Executive Stock Incentive Plan          registrant's Form 10-K for the year
                                                                           ended December 31, 1998 and incorporated
                                                                           herein by reference.

     (c)         Amendment No. 2 dated as of March 27, 1991 to the
                 CIGNA Corporation Executive Stock Incentive Plan          Filed as Exhibit 10.6(c) to the
                                                                           registrant's Form 10-K for the year
                                                                           ended December 31, 1998 and incorporated
                                                                           herein by reference.

     (d)         Amendment No. 3 dated as of July 31, 1996 to the          Filed as Exhibit 10.3 to the
                 CIGNA Corporation Executive Stock Incentive Plan          registrant's Form 10-Q for the quarter
                                                                           ended June 30, 1996 and incorporated
                                                                           herein by reference.

10.7 (a)         CIGNA Executive Severance Benefits Plan effective as      Filed as Exhibit 10.11 to the
                 of January 1, 1997                                        registrant's Form 10-K for the year
                                                                           ended December 31, 1996 and incorporated
                                                                           herein by reference.

     (b)         Amendment No. 1 effective February 23, 2000 to the        Filed herewith.
                 CIGNA Executive Severance Benefits Plan

10.8 (a)         CIGNA Executive Incentive Plan effective as of            Filed as Appendix A to the registrant's
                 January 1, 1997                                           Definitive Proxy Statement on Schedule
                                                                           14A dated March 19, 1997 and
                                                                           incorporated herein by reference.

     (b)         Amendment No. 1 to the CIGNA Executive Incentive Plan     Filed as Exhibit 10.8(b) to the
                 dated as of February 25, 1998                             registrant's Form 10-K for the year
                                                                           ended December 31, 1997 and incorporated
                                                                           herein by reference.

10.9             CIGNA Long-Term Incentive Plan, as amended and            Filed as Exhibit 10.9 to the
                 restated through February 24, 1999                        registrant's Form 10-K for the year
                                                                           ended December 31, 1998 and incorporated
                                                                           herein by reference.


10.10(a)         Deferred Compensation Plan of CIGNA Corporation and       Filed as Exhibit 10.15 to the
                 Participating Subsidiaries, as amended and restated       registrant's Form 10-K for the year
                 as of January 1, 1996                                     ended December 31, 1995 and incorporated
                                                                           herein by reference.

     (b)         Amendment No. 1 dated as of December 16, 1996 to the      Filed as Exhibit 10.9(b) to the
                 Deferred Compensation Plan of CIGNA Corporation and       registrant's Form 10-K for the year
                 Participating Subsidiaries                                ended December 31, 1996 and incorporated
                                                                           herein by reference.

10.11(a)         CIGNA Supplemental Pension Plan, as amended and           Filed as Exhibit 10 to the registrant's
                 restated as of August 1, 1998                             Form 10-Q for the quarter ended
                                                                           September 30, 1998 and incorporated
                                                                           herein by reference.


     (b)         Amendment No. 1 dated December 21, 1999 to the CIGNA      Filed herewith.
                 Supplemental Pension Plan, as amended and restated
                 effective August 1, 1998





10.12            Description of CIGNA Corporation Financial Services       Filed as Exhibit 10.9 to the
                 Program                                                   registrant's Form 10-K for the year
                                                                           ended December 31, 1997 and incorporated
                                                                           herein by reference.

10.13            Description of the CIGNA Corporation Key Management       Filed as Exhibit 10.13 to the
                 Annual Incentive Bonus Plan                               registrant's Form 10-K for the year
                                                                           ended December 31, 1998 and incorporated
                                                                           herein by reference.

10.14            Form of Special Retention Agreement with Messrs.          Filed as Exhibit 10.3 to the
                 Taylor and Stewart                                        registrant's Form 10-Q for the quarter
                                                                           ended March 31, 1995 and incorporated
                                                                           herein by reference.

10.15            Special Retention Agreement dated March 27, 1996 with     Filed as Exhibit 10.26 to the
                 Mr. Levinson                                              registrant's Form 10-K for the year
                                                                           ended December 31, 1995 and incorporated
                                                                           herein by reference.

10.16            Non-Compete Agreement dated October 20, 1997 between      Filed as Exhibit 10.17 to the
                 Mr. Taylor and the registrant                             registrant's Form 10-K for the year
                                                                           ended December 31, 1997 and incorporated
                                                                           herein by reference.

10.17            Form of Non-Compete Agreement dated December 8, 1997      Filed as Exhibit 10.18 to the
                 with Messrs. Stewart, Hanway and Levinson                 registrant's Form 10-K for the year
                                                                           ended December 31, 1997 and incorporated
                                                                           herein by reference.

10.18            Description of Mandatory Deferral of Non-Deductible       Filed as Exhibit 10.17 to the
                 Executive Compensation Arrangement                        registrant's Form 10-K for the year
                                                                           ended December 31, 1996 and incorporated
                                                                           herein by reference.

10.19            Special Incentive Agreement with Mr. Taylor dated         Filed as Exhibit 10.1 to the
                 March 17, 1998                                            registrant's Form 10-Q for the quarter
                                                                           ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.20            Special Incentive Agreement with Mr. Stewart dated        Filed as Exhibit 10.2 to the
                 March 17, 1998                                            registrant's Form 10-Q for the quarter
                                                                           ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.21            Special Incentive Agreement with Mr. Levinson dated       Filed as Exhibit 10.3 to the
                 March 17, 1998                                            registrant's Form 10-Q for the quarter
                                                                           ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.22            Special Incentive Agreement with Mr. Hanway dated         Filed as Exhibit 10.5 to the
                 March 17, 1998                                            registrant's Form 10-Q for the quarter
                                                                           ended March 31, 1998 and incorporated
                                                                           herein by reference.

10.23            Non-Compete Agreement and Description of Supplemental     Filed herewith.
                 Pension Arrangement with Mr. Pastore dated November
                 14, 1997

12               Computation of Ratios of Earnings to Fixed Charges        Filed herewith.



13               Portions of registrant's 1999 Annual Report to            Filed herewith.
                 Shareholders (Entire Annual Report bound in printed
                 versions of Form 10-K)

21               Subsidiaries of the Registrant                            Filed herewith.

23               Consent of Independent Accountants                        Filed herewith.

24.1             Powers of Attorney                                        Filed herewith.

24.2             Certified Resolutions                                     Filed herewith.

27               Financial Data Schedule                                   Included only in EDGAR version of the
                                                                           Form 10-K.



     The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, PA 19192-2378.