Form 10-Q
period 2000-03-31
CIGNA CORP
filed 2000-05-03
CIK 701221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from _____ to _____

                          Commission file number 1-8323
                                                 ------

                                CIGNA Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                          06-1059331
     --------------------------------          ------------------
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

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of March 31, 2000, 162,853,250 shares of the issuer's Common Stock were outstanding.

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

Part I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements
-----------------------------

CIGNA  CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

                                                                        Three Months Ended
                                                                            March 31,
                                                                      2000             1999
===============================================================================================
REVENUES
Premiums and fees                                                 $     3,989     $      3,600
Net investment income                                                     716              721
Other revenues                                                            177              178
Realized investment gains                                                   9               11
                                                                    ----------      -----------
    Total revenues                                                      4,891            4,510
                                                                    ----------      -----------
BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses                                3,298            3,025
Policy acquisition expenses                                                69               67
Other operating expenses                                                1,104            1,050
                                                                    ----------      -----------
    Total benefits, losses and expenses                                 4,471            4,142
                                                                    ----------      -----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                   420              368
                                                                    ----------      -----------
Income taxes (benefits):
    Current                                                               192              113
    Deferred                                                              (43)              19
                                                                    ----------      -----------
        Total taxes                                                       149              132
                                                                    ----------      -----------

INCOME FROM CONTINUING OPERATIONS                                         271              236

INCOME FROM DISCONTINUED OPERATIONS                                         -               43
                                                                    ----------      -----------
INCOME BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                                          271              279

Cumulative effect of accounting change, net of taxes                        -              (91)
                                                                    ----------      -----------

NET INCOME                                                        $       271     $        188
-----------------------------------------------------------------==============================
BASIC EARNINGS PER SHARE
Income from continuing operations                                 $      1.61     $       1.15
Income from discontinued operations                                         -             0.21
-----------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                     1.61             1.36
Cumulative effect of accounting change, net of taxes                        -            (0.44)
-----------------------------------------------------------------------------------------------
Net income                                                        $      1.61     $       0.92
-----------------------------------------------------------------==============================
DILUTED EARNINGS PER SHARE
Income from continuing operations                                 $      1.60     $       1.14
Income from discontinued operations                                         -             0.20
-----------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                     1.60             1.34
Cumulative effect of accounting change, net of taxes                        -            (0.43)
-----------------------------------------------------------------------------------------------
Net income                                                        $      1.60     $       0.91
-----------------------------------------------------------------==============================
DIVIDENDS DECLARED PER SHARE                                      $      0.31     $       0.30
-----------------------------------------------------------------==============================

The Notes to the Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In millions, except per share amounts)

                                                                                  As of                          As of
                                                                                 March 31,                  December 31,
                                                                                  2000                           1999
========================================================================================================================
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost, $23,194; $23,111)         $     23,209                 $     22,944
   Equity securities, at fair value (cost, $342; $286)                                 644                          585
   Mortgage loans                                                                    9,842                        9,737
   Policy loans                                                                      3,020                        3,079
   Real estate                                                                         654                          789
   Other long-term investments                                                         755                          821
   Short-term investments                                                              228                          950
                                                                                -----------                  -----------
       Total investments                                                            38,352                       38,905
Cash and cash equivalents                                                            2,510                        2,232
Accrued investment income                                                              552                          500
Premiums, accounts and notes receivable                                              2,653                        2,475
Reinsurance recoverables                                                             6,792                        6,768
Deferred policy acquisition costs                                                      947                          927
Property and equipment                                                                 735                          715
Deferred income taxes                                                                1,208                        1,156
Other assets                                                                           557                          517
Goodwill and other intangibles                                                       1,937                        1,955
Separate account assets                                                             40,754                       39,183
------------------------------------------------------------------------------------------------------------------------

        Total assets                                                          $     96,997                 $     95,333
------------------------------------------------------------------------------=========================================

LIABILITIES
Contractholder deposit funds                                                  $     26,470                 $     26,599
Unpaid claims and claim expenses                                                     4,214                        4,135
Future policy benefits                                                              12,661                       12,625
Unearned premiums                                                                      663                          674
                                                                                -----------                  -----------
         Total insurance and contractholder liabilities                             44,008                       44,033
Accounts payable, accrued expenses and other liabilities                             5,034                        4,552
Short-term debt                                                                         21                           57
Long-term debt                                                                       1,342                        1,359
Separate account liabilities                                                        40,754                       39,183
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          91,159                       89,184
------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES - NOTE 8

SHAREHOLDERS' EQUITY
Common stock (par value, $0.25; shares issued, 267)                                     67                           67
Additional paid-in capital                                                           2,862                        2,825
Net unrealized depreciation, fixed maturities                       $     (45)                   $     (36)
Net unrealized appreciation, equity securities                            185                          184
Net translation of foreign currencies                                      10                           18
                                                                      --------                     --------
   Accumulated other comprehensive income                                              150                          166
Retained earnings                                                                    8,510                        8,290
Less treasury stock, at cost                                                        (5,751)                      (5,199)
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                  5,838                        6,149
------------------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity                           $     96,997                 $     95,333
------------------------------------------------------------------------------=========================================

SHAREHOLDERS' EQUITY PER SHARE                                                $      35.85                 $      36.24
------------------------------------------------------------------------------=========================================

The Notes to the Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
    SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended March 31,                                                             2000                    1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Compre-      Share-      Compre-     Share-
                                                                                  hensive    holders'      hensive   holders'
                                                                                   Income      Equity       Income     Equity
=============================================================================================================================
Common stock, January 1                                                                    $      67              $       66
  Issuance of common stock for employee benefits plans                                             -                       1
                                                                                             --------               ---------
Common stock, March 31                                                                            67                      67
                                                                                             --------               ---------

Additional paid-in capital, January 1                                                          2,825                   2,719
  Issuance of common stock for employee benefits plans                                            37                      69
                                                                                             --------               ---------
Additional paid-in capital, March 31                                                           2,862                   2,788
                                                                                             --------               ---------

Accumulated other comprehensive income, January 1                                                166                     842
  Net unrealized depreciation, fixed maturities                                $       (9)        (9)   $    (255)      (255)
  Net unrealized appreciation, equity securities                                        1          1           23         23
                                                                                 ---------                --------
      Net unrealized depreciation on securities                                        (8)                   (232)
  Net translation of foreign currencies                                                (8)        (8)        (107)      (107)
                                                                                 ---------                --------
          Other comprehensive loss                                                    (16)                   (339)
                                                                                             --------               ---------
Accumulated other comprehensive income, March 31                                                 150                     503
                                                                                             --------               ---------

Retained earnings, January 1                                                                   8,290                   6,746
  Net income                                                                          271        271          188        188
  Common dividends declared                                                                      (51)                    (61)
                                                                                             --------               ---------
Retained earnings, March 31                                                                    8,510                   6,873
                                                                                             --------               ---------

Treasury stock, January 1                                                                     (5,199)                 (2,096)
  Repurchase of common stock                                                                    (521)                   (229)
  Other treasury stock transactions, net                                                         (31)                    (37)
                                                                                             --------               ---------
Treasury stock, March 31                                                                      (5,751)                 (2,362)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY                     $      255  $   5,838    $    (151) $   7,869
-------------------------------------------------------------------------------==============================================

The Notes to the Financial Statements are an integral part of these statements.

CIGNA  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In millions)

                                                                                       Three Months Ended March 31,
                                                                                       2000                    1999
=======================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                                               $       271            $        236
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Insurance liabilities                                                              242                     222
       Reinsurance recoverables                                                           (45)                    (50)
       Deferred policy acquisition costs                                                  (43)                    (27)
       Premiums, accounts and notes receivable                                           (155)                   (118)
       Accounts payable, accrued expenses and other liabilities                           326                     176
       Deferred income taxes                                                              (43)                     19
       Realized investment gains                                                           (9)                    (11)
       Depreciation and goodwill amortization                                              56                      55
       Gain on sale of businesses                                                         (22)                    (26)
       Other, net                                                                        (130)                    (40)
                                                                                    ----------             -----------
           Net cash provided by operating activities of continuing operations             448                     436
                                                                                    ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from investments sold:
    Fixed maturities                                                                      791                     359
    Equity securities                                                                      73                      23
    Mortgage loans                                                                        119                      51
    Other (primarily short-term investments)                                            1,208                     251
  Investment maturities and repayments:
    Fixed maturities                                                                      488                     738
    Mortgage loans                                                                         97                     115
  Investments purchased:
    Fixed maturities                                                                   (1,607)                 (1,353)
    Equity securities                                                                    (113)                    (27)
    Mortgage loans                                                                       (320)                   (492)
    Other (primarily short-term investments)                                             (300)                    (16)
  Other, net                                                                              (57)                    (68)
                                                                                    ----------             -----------
           Net cash provided by (used in) investing activities of
              continuing operations                                                       379                    (419)
                                                                                    ----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to contractholder deposit funds                        1,896                   1,838
  Withdrawals and benefit payments from contractholder deposit funds                   (1,810)                 (2,214)
  Net change in short-term debt                                                             -                      (6)
  Repayment of long-term debt                                                             (53)                      -
  Repurchase of common stock                                                             (514)                   (204)
  Issuance of common stock                                                                  3                      22
  Common dividends paid                                                                   (51)                    (59)
                                                                                    ----------             -----------
           Net cash used in financing activities of continuing operations                (529)                   (623)
                                                                                    ----------             -----------
Effect of foreign currency rate changes on cash and cash equivalents                      (20)                    (12)
Net cash from discontinued operations                                                       -                     100
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      278                    (518)
Cash and cash equivalents, beginning of period                                          2,232                   1,986
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $     2,510            $      1,468
----------------------------------------------------------------------------------====================================

Supplemental Disclosure of Cash Information:
  Income taxes paid, net of refunds                                               $         5            $        100
  Interest paid                                                                   $        23            $         24
----------------------------------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries, which are referred to collectively as "CIGNA." These consolidated financial statements were prepared in conformity with generally accepted accounting principles. Results of the property and casualty business are reported as discontinued operations because CIGNA sold that business in July 1999 (discussed in Note 3). Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations. Certain other reclassifications have been made to prior year's amounts to conform to the 2000 presentation.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Insurance-related assessments. CIGNA adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related
Assessments," as of January 1, 1999. Issued by the American Institute of Certified Public Accountants, this SOP guides companies in measuring and recording liabilities for insolvency fund and other insurance-related assessments, such as workers' compensation second injury funds, medical risk pools and charges for operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a $91 million ($140 million pre-tax) reduction of net income. Most of this effect resulted from the property and casualty business, which has been sold and is reported as discontinued operations.

Derivative instruments and hedging activities. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.
133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive income. Companies are required to implement SFAS No. 133 by the first quarter of 2001, showing the cumulative effect of adoption in net income and accumulated other comprehensive income. CIGNA has not determined whether it will adopt these changes before the required implementation date or what their effect will be.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on the sale was $1.2 billion. In 1999, CIGNA began reporting this business as discontinued operations and reclassified prior period financial information accordingly.

Summarized financial data for the discontinued operations for the three months ended March 31, 1999 are outlined below:

----------------------------------------------------------------
(In millions)
----------------------------------------------------------------
Income Statement Data
Revenues                                                  $919
                                                  --------------

Income before income taxes                                 $62
Income taxes                                                19
----------------------------------------------------------------
Income from discontinued
  operations                                               $43
--------------------------------------------------==============

CIGNA had acquisitions and dispositions during the first quarters of 2000 and 1999, the effects of which were not material to the financial statements.

NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

----------------------------------------------------------------
                                                  Three Months
                                                     Ended
                                                    March 31,
(In millions)                                    2000     1999
----------------------------------------------------------------
Fixed maturities                                 $(14)      $5
Equity securities                                  17        7
Real estate                                         6       (1)
                                               -----------------
                                                    9       11
Less income taxes                                   3        4
----------------------------------------------------------------
Net realized investment
  gains                                            $6       $7
-----------------------------------------------=================

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share were as follows:

------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                    March 31,
(In millions)                                   2000        1999
------------------------------------------------------------------
Proceeds from sales                             $864        $382
Gross gains on sales                             $34         $14
Gross losses on sales                           $(19)        $(1)
------------------------------------------------------------------

Changes in net unrealized depreciation on investments, including discontinued operations in 1999, for the quarter ended March 31 were as follows:

-----------------------------------------------------------------
(In millions)                                     2000     1999
-----------------------------------------------------------------
Unrealized depreciation
  on investments held                             $(10)   $(316)
Less tax benefits                                   (4)    (111)
                                               ------------------
Unrealized depreciation,
  net of taxes                                      (6)    (205)
                                               ------------------
Gains realized in net income                         3       41
Less taxes                                           1       14
                                               ------------------
Gains realized in net income,
   net of taxes                                      2       27
-----------------------------------------------------------------
Changes in net unrealized
  depreciation                                     $(8)   $(232)
-----------------------------------------------==================

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) for income from continuing operations are computed as follows for the quarter ended March 31:

------------------------------------------------------------------
(Dollars in millions, except                 Effect of
 per share amounts)                Basic     Dilution    Diluted
------------------------------------------------------------------
2000
------------------------------------------------------------------
Income from continuing
 operations                          $271        $--        $271
-------------------------------===================================
Shares (in thousands):
Weighted average                  167,941         --     167,941
Options and restricted stock
  grants                                       1,369       1,369
------------------------------------------------------------------
Total shares                      167,941      1,369     169,310
-------------------------------===================================
EPS                                 $1.61    $(0.01)       $1.60
-------------------------------===================================

1999
------------------------------------------------------------------
Income from continuing
 operations                          $236        $--        $236
-------------------------------===================================
Shares (in thousands):
Weighted average                  204,881         --     204,881
Options and restricted stock
  grants                                       2,827       2,827
------------------------------------------------------------------
Total shares                      204,881      2,827     207,708
-------------------------------===================================
EPS                                 $1.15    $(0.01)       $1.14
-------------------------------===================================

Common shares held as Treasury shares were 104,596,338 as of March 31, 2000 and 62,715,992 as of March 31, 1999.

NOTE 6 - REINSURANCE RECOVERABLES

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance does not relieve the originating insurer of liability.

CIGNA had a reinsurance recoverable of $6.0 billion at March 31, 2000 and December 31, 1999 from Lincoln National Corporation that arose from the sale of CIGNA's individual life insurance and annuity business to Lincoln through an indemnity reinsurance transaction.

Failure  of  reinsurers  to  indemnify  CIGNA,   whether  because  of  reinsurer
insolvencies or contract disputes, could result in losses. However, management does not expect charges for unrecoverable reinsurance to have a material effect on results of operations, liquidity or financial condition.

In CIGNA's consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

------------------------------------------------------------------
                                                   Three Months
                                                       Ended
                                                     March 31,
(In millions)                                      2000     1999
------------------------------------------------------------------
Ceded premiums:
Individual life
  insurance and annuity
  business sold                              `     $105      $63
Other                                                84      107
------------------------------------------------------------------
Total                                              $189     $170
------------------------------------------------==================
Reinsurance recoveries:
Individual life
  insurance and annuity
  business sold                                     $42      $22
Other                                                98       88
------------------------------------------------------------------
Total                                              $140     $110
------------------------------------------------==================

NOTE 7 - SEGMENT INFORMATION

Operating segments are based on CIGNA's internal reporting structure. Segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results and, in 1999, also excluding the results of discontinued operations and the cumulative effect of adopting SOP 97-3).

Beginning January 1, 2000, CIGNA made the following segment reporting changes:

o CIGNA combined the operations of a new business initiative (the results of which had been previously reported in Other Operations) with a business that is reported in the Employee Health Care, Life and Disability Benefits segment. Prior periods have been reclassified to conform to this presentation.

o In 1999, corporate overhead expenses which would have been allocated to the property and casualty business (had the sale of this business not occurred) were reported in the Corporate caption. Effective January 1, 2000, this overhead was allocated to the operating segments. If CIGNA had applied this allocation method in the first quarter of 1999, overhead expenses of $7 million after-tax would have been charged to the operating segments (most of which would have been allocated to the Employee Health Care, Life and Disability Benefits segment).

Summarized segment financial information was as follows:

----------------------------------------------------------------
                                                 Three Months
                                                    Ended
                                                   March 31,
(In millions)                                    2000    1999
----------------------------------------------------------------
Premiums and fees and other revenues:
Employee Health Care,
  Life and Disability
  Benefits                                     $3,409   $3,114
Employee Retirement
  Benefits and Investment
  Services                                        101       75
International Life, Health
  and Employee Benefits                           473      383
Other Operations                                  198      218

Corporate                                         (15)     (12)
----------------------------------------------------------------
Total                                          $4,166   $3,778
----------------------------------------------==================
Income from continuing operations:
Operating income (loss):
Employee Health Care,
  Life and Disability
  Benefits                                       $175     $153
Employee Retirement
  Benefits and Investment
  Services                                         65       63
International Life, Health
  and Employee Benefits                             8        3
Other Operations                                   28       34
Corporate                                         (11)     (24)
----------------------------------------------------------------
Total operating income                            265      229
Realized investment
  gains, net of taxes                               6        7
----------------------------------------------------------------
Income from continuing
  operations                                     $271     $236
----------------------------------------------==================

NOTE 8 - CONTINGENCIES AND OTHER MATTERS

Financial Guarantees

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. CIGNA also secures reinsurance to recover a portion of amounts paid in connection with a financial guarantee.

Specialty life reinsurance contracts. CIGNA has entered into specialty life reinsurance contracts that guarantee a minimum death benefit based on unfavorable changes in variable annuity account values. These account values are based on underlying domestic equity and bond mutual fund investments.

Management is reviewing alternatives to manage the associated equity market and interest rate risks for these contracts. As part of this review, CIGNA is considering whether to modify certain reserve assumptions. The guarantees under these contracts and changes that could result from this review could adversely affect CIGNA's consolidated results of operations in future periods. However, management does not expect them to have a material adverse effect on CIGNA's liquidity or financial condition.

Regulatory and Industry Developments

CIGNA's  businesses  are  subject  to  a  changing  social,   economic,   legal,
legislative and regulatory environment. Some of the more significant current issues that may affect CIGNA's businesses include:

o    initiatives to increase health care regulation;
o    efforts to expand tort liability of health plans;
o proposed class action lawsuits targeting certain health care companies, including CIGNA;
o    initiatives  to  restrict   insurance   pricing  and  the   application  of
     underwriting standards; and
o    efforts to revise federal tax laws.

Health care regulation. Efforts are underway in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care.

Pending initiatives to increase health care regulation at the federal level include "managed care reform" and "patients' bill of rights" legislation. Separate bills passed the House of Representatives and Senate in 1999. Given differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what legislation will be enacted, if any, or what the effect of any such legislation would be on CIGNA.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA's health care operations include:

o mandated benefits or services that increase costs without improving the quality of care;
o loss of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws through legislative actions and court decisions;
o changes in ERISA regulations imposing increased administrative burdens and costs;
o    restrictions on the use of prescription drug formularies;
o privacy legislation that interferes with the ability to properly use medical information for research, coordination of medical care and disease management; and
o proposed legislation that would exempt independent physicians from the antitrust laws.

Federal budget proposals. The Administration's proposed budget for fiscal year 2001 would tax amounts previously accumulated in a policyholders' surplus account. If enacted, CIGNA will record additional income tax expense of $158 million.

The proposed budget also would restrict the tax benefits for corporations owning non-leveraged corporate life insurance policies. If enacted as proposed, CIGNA does not anticipate that this provision will have a material effect on its consolidated results of operations, liquidity or financial condition, but it could have a material adverse effect on the results of operations of the Employee Retirement Benefits and Investment Services segment.

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products, which are included in Other Operations, to continue to decline. In the first quarter of 2000, revenues of $68 million and operating income of $7 million were from products affected by this legislation.

Risk-based capital guidelines. In 1998, the National Association of Insurance Commissioners (NAIC) adopted risk-based capital guidelines for health maintenance organizations (HMOs), and states in which CIGNA's HMO subsidiaries are domiciled have begun to implement these guidelines. CIGNA expects its HMO subsidiaries to continue to be adequately capitalized under these guidelines.

Statutory  accounting  principles.   In  1998,  the  NAIC  adopted  standardized
statutory accounting principles. Certain states in which CIGNA's insurance subsidiaries are domiciled have adopted these principles, effective as of January 1, 2001. CIGNA has not determined the effect of implementing these principles.

Class Action Lawsuits and Other Litigation

CIGNA and several health care industry competitors have had proposed class action lawsuits filed against them by a coalition of plaintiffs' attorneys. These lawsuits allege violations under RICO and ERISA. CIGNA is routinely involved in lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. Although the outcome of litigation is always uncertain, CIGNA does not believe that any litigation currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

------------------------------------------------------------------

INDEX
Introduction                                                  10
Results of Continuing Operations                              11
Employee Health Care, Life and Disability Benefits            12
Employee Retirement Benefits and Investment Services          13
International Life, Health and Employee Benefits              14
Other Operations                                              15
Corporate                                                     16
Liquidity and Capital Resources                               16
Investment Assets - Continuing Operations                     17
Cautionary Statement                                          19
------------------------------------------------------------------

INTRODUCTION

The following discussion addresses the financial condition of CIGNA Corporation as of March 31, 2000 compared with December 31, 1999 and its results of operations for the three months ended March 31, 2000, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1999 Annual Report to Shareholders (pages 10 through 22), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

Sale of property and casualty business. On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on the sale was $1.2 billion. In 1999, CIGNA began reporting this business as discontinued operations and reclassified prior period financial information accordingly.

CIGNA's priorities for use of capital, including proceeds from the sale, are internal growth, acquisitions and share repurchase.


CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. See Note 3 to the Financial Statements for additional information on acquisitions and dispositions.

Other Matters

CIGNA's  businesses  are  subject  to  a  changing  social,   economic,   legal,
legislative and regulatory environment. Some of the more significant current issues that may affect CIGNA's businesses include:

o    initiatives to increase health care regulation;
o    efforts to expand tort liability of health plans;
o proposed class action lawsuits targeting certain health care companies, including CIGNA;
o    initiatives  to  restrict   insurance   pricing  and  the   application  of
     underwriting standards; and
o    efforts to revise federal tax laws.

Health care regulation. Efforts are underway in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care.

Pending initiatives to increase health care regulation at the federal level include "managed care reform" and "patients' bill of rights" legislation. Separate bills passed the House of Representatives and Senate in 1999. Given differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what legislation will be enacted, if any, or what the effect of any such legislation would be on CIGNA.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA's health care operations include:

o mandated benefits or services that increase costs without improving the quality of care;
o loss of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws through legislative actions and court decisions;
o changes in ERISA regulations imposing increased administrative burdens and costs;
o    restrictions on the use of prescription drug formularies;
o privacy legislation that interferes with the ability to properly use medical information for research, coordination of medical care and disease management; and
o proposed legislation that would exempt independent physicians from the antitrust laws.

Class action lawsuits and other litigation. CIGNA and several health care industry competitors have had proposed class action lawsuits filed against them by a coalition of plaintiffs' attorneys. These lawsuits allege violations under RICO and ERISA. CIGNA is routinely involved in lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. Although the outcome of litigation is always uncertain, CIGNA does not believe that any litigation currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Federal budget proposals. The Administration's proposed budget for fiscal year 2001 would tax amounts previously accumulated in a policyholders' surplus account. If enacted, CIGNA will record additional income tax expense of $158 million.

The proposed budget also would restrict the tax benefits for corporations owning non-leveraged corporate life insurance policies. If enacted as proposed, CIGNA does not anticipate that this provision will have a material effect on its consolidated results of operations, liquidity or financial condition, but it could have a material adverse effect on the results of operations of the Employee Retirement Benefits and Investment Services segment.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 8 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

Segment Reporting Changes

For information regarding changes to segment reporting, which were effective in the first quarter of 2000, see Note 7 to the Financial Statements.

RESULTS OF CONTINUING OPERATIONS

------------------------------------------------------------------
FINANCIAL SUMMARY                                  Three Months
                                                      Ended
                                                    March 31,
(In millions)                                    2000       1999
------------------------------------------------------------------
Premiums and fees                              $3,989     $3,600
Net investment
  income                                          716        721
Other revenues                                    177        178
Realized investment
  gains                                             9         11
                                             ---------------------
Total revenues                                  4,891      4,510
Benefits and expenses                           4,471      4,142
                                             ---------------------
Income before taxes                               420        368
Income taxes                                      149        132
                                             ---------------------
Income from
  continuing operations                           271        236
Less realized investment
  gains, net of taxes                               6          7
------------------------------------------------------------------
Operating income                                 $265       $229
---------------------------------------------=====================

Operating Income

Operating income is defined as net income excluding after-tax realized investment results and, in 1999, also excluding the results of discontinued operations and the cumulative effect of adopting SOP 97-3 (see Note 2 to the Financial Statements).

The increase in operating income for the first quarter primarily reflects improved operating results in CIGNA's Employee Health Care, Life and Disability Benefits segment and increased investment income in Corporate (partially attributable to the sale of the property and casualty business).

Outlook for 2000

Management expects full year operating income to improve in 2000 over 1999 adjusted operating income of $1.06 billion (which excludes a $400 million after-tax charge related to certain Brazilian investments, $10 million in after-tax restructuring costs and a $43 million after-tax gain on sale of a partial interest in the Japanese life insurance operation). However, such improvement could be adversely affected by factors such as those noted in the cautionary statement on page 19.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

-----------------------------------------------------------------
FINANCIAL SUMMARY                                 Three Months
                                                      Ended
                                                    March 31,
(In millions)                                    2000      1999
-----------------------------------------------------------------
Premiums and fees                              $3,261    $2,976
Net investment income                             149       138
Other revenues                                    148       138
                                             --------------------
Segment revenues                                3,558     3,252
Benefits and expenses                           3,286     3,014
                                             --------------------
Income before taxes                               272       238
Income taxes                                       97        85
                                             --------------------
Operating income                                 $175      $153
---------------------------------------------====================
Realized investment
  gains, net of taxes                              $7        $6
---------------------------------------------====================

Operating Income

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 14% for the first quarter of 2000 compared with the same period last year. Operating income for the Indemnity and HMO operations was as follows:

------------------------------------------------------------------
                                                  Three Months
                                                     Ended
                                                    March 31,
(In millions)                                   2000        1999
------------------------------------------------------------------
Indemnity operations                             $61         $59
HMO operations                                   114          94
------------------------------------------------------------------
Total                                           $175        $153
----------------------------------------------====================

Indemnity results for the first quarter of 2000 primarily reflect improved results in experience-rated health care business, reflecting rate increases. This improvement was offset by lower earnings on long-term disability and group life insurance businesses due to unfavorable claim experience.

HMO results include net favorable after-tax adjustments from account and tax reviews of $5 million in the first quarter of 2000 and $6 million in the first quarter of 1999. The improvement in operating results for the first quarter of 2000 primarily reflects:

o higher earnings in the disability and medical cost management, behavioral health and pharmacy service businesses;
o higher earnings in HMO alternative funding programs, reflecting membership growth and fee increases; and
o level results in the guaranteed cost HMO business, due to rate increases and lower operating expenses per member, offset by increased medical costs (primarily higher outpatient and pharmacy costs).

Premiums and Fees

Premiums and fees increased 10% for the first quarter of 2000, primarily due to HMO and medical indemnity membership growth and rate increases.

Premium Equivalents

Management believes that business volume is best measured by premiums and fees plus premium equivalents, called adjusted premiums and fees. Premium equivalents generally equal paid claims under alternative funding programs, primarily minimum premium and Administrative Services Only (ASO) programs. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims, and CIGNA generally earns a lower margin than under guaranteed cost or experience-rated programs. Adjusted premiums and fees were as follows:

-----------------------------------------------------------------
                                                Three Months
                                                    Ended
                                                  March 31,
(In millions)                                  2000       1999
-----------------------------------------------------------------
Premiums and fees                             $3,261     $2,976
Premium equivalents                            4,241      3,487
-----------------------------------------------------------------
Adjusted premiums and
  fees                                        $7,502     $6,463
--------------------------------------------=====================

The increase in premium equivalents is primarily due to membership growth in HMO and PPO (Preferred Provider Organization) alternative funding programs and the effect of higher paid claims under these programs.

Net Investment Income

Net investment income increased 8% for the quarter reflecting higher investment yields and invested assets.

HMO Medical Membership

As of March 31, 2000, HMO membership totaled approximately 7.1 million, representing increases of 6% since March 31, 1999 and 5% since December 31, 1999. These increases primarily reflect membership growth in alternative funding programs.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

-----------------------------------------------------------------
FINANCIAL SUMMARY                                  Three Months
                                                      Ended
                                                    March 31,
(In millions)                                    2000      1999
-----------------------------------------------------------------
Premiums and fees                                $101       $75
Net investment income                             396       387
                                             --------------------
Segment revenues                                  497       462
Benefits and expenses                             401       369
                                             --------------------
Income before taxes                                96        93
Income taxes                                       31        30
                                             --------------------
Operating income                                  $65       $63
---------------------------------------------====================
Realized investment
  gains (losses), net of
  taxes                                           $(2)       $1
---------------------------------------------====================

Operating Income

The increase in operating income of 3% for the first quarter of 2000 reflects higher earnings from an increased asset base, partially offset by a shift of assets to lower margin products (separate account equity funds) and increased operating expenses.

Segment Revenues

Premiums and fees for the first quarter of 2000 increased 35% compared with the same period last year, primarily reflecting higher annuity sales and higher fees from increased separate account assets.

Net investment income increased 2% for the first quarter of 2000, primarily reflecting higher investment yields.

Assets Under Management

Assets under management are a key determinant of earnings for this segment. The following table shows assets under management, including amounts attributable to separate accounts, and related activity for the quarter ended March 31. Assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

-----------------------------------------------------------------
(In millions)                                  2000       1999
-----------------------------------------------------------------
Balance - January 1                          $55,754    $52,929
Premiums and deposits                          2,834      2,088
Investment results                             1,035        924
Increase (decrease) in fair value of assets      655        (16)
Customer withdrawals                          (1,197)    (1,556)
Other, including participant
  withdrawals and benefit payments            (1,681)    (1,264)
-----------------------------------------------------------------
Balance - March 31                           $57,400    $53,105
-------------------------------------------======================

Premiums and deposits. In the first quarter of 2000, approximately 55% of premiums and deposits were from existing customers, and 45% were from sales to new customers and new plan sales to existing customers. In the first quarter of 1999, 64% of premiums and deposits were from existing customers.

Investment results. In the first quarter of 2000, investment results increased 12% due to an increased asset base as well as higher investment yields and realized capital gains.

Fair value of assets. The increase in the fair value of assets in the first quarter of 2000 results primarily from higher market value appreciation of equity securities in the separate accounts.


INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

------------------------------------------------------------------
FINANCIAL SUMMARY                                   Three Months
                                                       Ended
                                                     March 31,
(In millions)                                      2000     1999
------------------------------------------------------------------
Premiums and fees                                  $472     $378
Net investment income                                34       30
Other revenues                                        1        5
                                                ------------------
Segment revenues                                    507      413
Benefits and expenses                               494      405
                                                ------------------
Income before taxes                                  13        8
Income taxes                                          5        5
                                                ------------------
Operating income                                     $8       $3
------------------------------------------------==================
Realized investment
  gains, net of taxes                               $--      $--
------------------------------------------------==================

Operating Income

The improvement in operating income primarily reflects the absence of losses of approximately $7 million after-tax from a Brazilian health care operation which CIGNA exited in 1999 and improved results in the Japanese life insurance operation. Increased expenses on international growth initiatives and lower health care results in Latin America partially offset these improvements.

Premiums and Fees

Premiums and fees increased 25% for the first quarter of 2000 compared with the same period last year. Excluding the effects of foreign currency changes, premiums and fees increased 22% for the first quarter of 2000. This increase reflects:

o    growth in the Japanese life insurance operation;
o    growth in life and group benefits business in Southeast Asia; and
o higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

International Expansion

CIGNA intends to pursue international growth through acquisitions and other investments. This strategy will result in start-up costs and initial losses.

Brazilian Operations

CIGNA's withdrawal from the Brazilian health care operation referred to above could be challenged. While the outcome of any regulatory or legal actions cannot be determined, CIGNA does not expect that such actions would result in additional losses material to its consolidated results of operations, liquidity or financial condition.

OTHER OPERATIONS

-----------------------------------------------------------------
FINANCIAL SUMMARY                                   Three Months
                                                       Ended
                                                     March 31,
(In millions)                                      2000    1999
-----------------------------------------------------------------
Premiums and fees                                  $155    $171
Net investment income                               120     161
Other revenues                                       43      47
                                                -----------------
Segment revenues                                    318     379
Benefits and expenses                               276     327
                                                -----------------
Income before taxes                                  42      52
Income taxes                                         14      18
                                                -----------------
Operating income                                    $28     $34
------------------------------------------------=================
Realized investment
  gains, net of taxes                                $1      $--
------------------------------------------------=================

Other Operations consist of:

o the deferred gain recognized from the 1998 sale of the individual life insurance and annuity business ($14 million after-tax in the first quarter of 2000 and $15 million after-tax in the first quarter of 1999);
o corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
o    life, accident and health reinsurance operations;
o    settlement annuity business; and
o    certain new business initiatives.

Operating Income

The decrease in operating income for the first quarter 2000 primarily reflects expenses associated with new initiatives for CIGNA's investment management services, as well as lower income from life reinsurance and leveraged corporate life insurance businesses.

Premiums and Fees

The 9% decrease in premiums and fees for the first quarter of 2000 is primarily due to lower premiums from health reinsurance business.

Net Investment Income

The 25% decrease in net investment income for the first quarter of 2000 primarily reflects lower assets from leveraged corporate life insurance.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to continue to decline. In the first quarter of 2000, revenues of $68 million and operating income of $7 million were from products affected by this legislation.

Specialty life reinsurance contracts. CIGNA has entered into specialty life reinsurance contracts that guarantee a minimum death benefit based on unfavorable changes in variable annuity account values. These account values are based on underlying domestic equity and bond mutual fund investments.

Management is reviewing alternatives to manage the associated equity market and interest rate risks for these contracts. As part of this review, CIGNA is considering whether to modify certain reserve assumptions. The guarantees under these contracts and changes that could result from this review could adversely affect CIGNA's consolidated results of operations in future periods. However, management does not expect them to have a material adverse effect on CIGNA's liquidity or financial condition.

Unicover. The reinsurance operations include a 35% share in the primary layer of a workers' compensation reinsurance pool, which was managed by Unicover Managers, Inc. until recently. The pool had obtained reinsurance for a significant portion of its exposure to claims. Disputes have arisen regarding this reinsurance (retrocessional) coverage of the pool. Two of the retrocessionaires have commenced arbitration against Unicover and the pool members seeking recission or damages. In addition, these retrocessionaires have separately asserted that CIGNA participates in an upper layer of reinsurance for the pool, which CIGNA denies. Resolution of these matters is likely to take some time. Although the outcome of these matters is uncertain, CIGNA does not expect them to result in losses material to CIGNA's consolidated results of operations, liquidity or financial condition.

CORPORATE

----------------------------------------------------------------
FINANCIAL SUMMARY                                 Three Months
                                                      Ended
                                                    March 31,
(In millions)                                      2000    1999
----------------------------------------------------------------
Operating loss                                    $(11)   $(24)
------------------------------------------------================

Corporate includes amounts not allocated to operating segments, such as:

o    interest expense on corporate debt;
o    net investment income on unallocated investments;
o    intersegment eliminations; and
o certain corporate overhead expenses (see Note 7 to the Financial Statements for information regarding a change in the allocation of these expenses).

The reduced operating loss in the first quarter of 2000 primarily reflects higher net investment income on unallocated corporate investments (partially attributable to the sale of the property and casualty business), as well as the reduced allocation of certain corporate overhead expenses in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity for CIGNA and its insurance subsidiaries has remained strong, as evidenced by significant combined amounts of short-term investments and cash and cash equivalents.

CIGNA normally meets its operating requirements by:

o    maintaining appropriate levels of liquidity in its investment portfolio;
o    using cash flows from operating activities (operating cash flows); and
o matching investment maturities to the duration of related insurance and contractholder liabilities.

Operating cash flows consist of operating income adjusted to reflect the timing of cash receipts and disbursements for premiums and fees, investment income and benefits, losses and expenses.

Cash flows from continuing operations for the three months ended March 31 were as follows:

----------------------------------------------------------------
(In millions)                                    2000     1999
----------------------------------------------------------------
Operating activities                             $448     $436
Investing activities                             $379    $(419)
Financing activities                            $(529)   $(623)
----------------------------------------------==================

Cash and cash equivalents increased $278 million in 2000 and decreased $518 million in 1999. Cash flows from investing and financing activities are due to the following:

2000:
-----

o Cash flows from investing activities consisted of net sales of short-term investments to fund the repurchase of CIGNA's common stock, partially offset by net purchases of other investments.
o Cash used in financing activities consisted of payments of dividends on and repurchase of CIGNA's common stock ($565 million) and repayment of debt ($53 million), partially offset by net deposits and interest credited to contractholder deposit funds ($86 million).

1999:
----

o Cash used in investing activities primarily reflected net investment purchases.
o Cash used in financing activities primarily reflected the payment of dividends on and repurchase of CIGNA's common stock ($263 million) and net withdrawals from contractholder deposit funds ($376 million).

Capital Resources

CIGNA's capital resources (primarily retained earnings and the proceeds from the issuance of long-term debt and equity securities) represent funds available for long-term business commitments.

CIGNA's financial strength provides the capacity and flexibility to raise funds in the capital markets. CIGNA continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its businesses.

CIGNA had $1.3 billion of long-term debt outstanding at March 31, 2000 and $1.4 billion at December 31, 1999. At March 31, 2000, CIGNA had $1.0 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

At March 31, 2000, CIGNA's short-term debt amounted to $21 million, a decrease of $36 million from December 31, 1999.

Stock repurchase activity for the three months ended March 31 was as follows:

----------------------------------------------------------------
(In millions, except per share amounts)     2000          1999
----------------------------------------------------------------
Shares repurchased                            7.2           2.9
Cost of shares repurchased                   $521          $229
Average price per share                    $72.36        $78.97
----------------------------------------------------------------

From April 1, 2000 through May 1, 2000, an additional 1.6 million shares were repurchased for $126 million. The total remaining under CIGNA's share repurchase authorization as of May 1, 2000 was $1.1 billion.

INVESTMENT ASSETS - CONTINUING OPERATIONS

Information regarding investment assets held by CIGNA is presented below. Additional information regarding CIGNA's investment assets and related accounting policies is included in Notes 2, 4 and 5 to the 1999 Financial Statements and in CIGNA's 1999 Form 10-K.

-------------------------------------------------------------------
                                        March 31,    December 31,
(In millions)                                2000            1999
-------------------------------------------------------------------
Fixed maturities                          $23,209         $22,944
Equity securities                             644             585
Mortgage loans                              9,842           9,737
Policy loans                                3,020           3,079
Real estate                                   654             789
Other long-term investments                   755             821
Short-term investments                        228             950
-------------------------------------------------------------------
Total investment assets                   $38,352         $38,905
----------------------------------------===========================

A significant portion of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

------------------------------------------------------------------
                                     March 31,      December 31,
                                          2000              1999
------------------------------------------------------------------
Fixed maturities                           38%               36%
Mortgage loans                             59%               59%
Real estate                                64%               65%
Other long-term investments                70%               66%
------------------------------------------------------------------

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities, asset-backed securities and redeemable preferred stocks. CIGNA's mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Problem and Potential Problem Investments

Problem bonds and mortgage loans are delinquent or have been restructured as to terms (interest rate or maturity date). Potential problem bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become "problems." CIGNA also considers mortgage loans to be potential problems if:

o    the borrower has requested restructuring; or
o principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on problem bonds and mortgage loans only when payment is received.

Most of the real estate held for sale were properties acquired as a result of foreclosure of mortgage loans.

The following table presents problem and potential problem bonds and mortgage loans as well as real estate held for sale, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

-----------------------------------------------------------------
                                        March 31,  December 31,
(In millions)                                2000          1999
-----------------------------------------------------------------
Problem bonds, including
  $14 at both dates, related to
  emerging market investments                $143          $151
Potential problem bonds                       $99           $77
Problem mortgage loans                        $74           $85
Potential problem mortgage loans             $148          $149
Real estate held for sale                    $201          $312
-----------------------------------------------------------------


Summary

CIGNA's investment asset write-downs, non-accruals and changes in valuation reserves were not material to CIGNA's policyholder contracts, or results of operations, liquidity or financial condition for the periods presented. CIGNA expects additional investment losses to occur in the normal course of business. However, assuming no significant deterioration in economic conditions, CIGNA does not expect additional losses to materially affect future results of operations, liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in CIGNA's filings with the Securities and Exchange Commission and in its reports to shareholders. These statements may contain information about financial prospects, economic conditions, trends and known uncertainties. CIGNA cautions the reader that actual results could differ materially from those that management expects, depending on the outcome of certain factors. In some cases, CIGNA describes uncertainties when offering a forward-looking statement. Some factors that could cause CIGNA's actual results to differ materially from the forward-looking statements include:

1. increases in medical costs in CIGNA's health care operations, including increased use and costs of medical services;
2. increased medical, administrative or other costs resulting from legislative, regulatory and litigation challenges to CIGNA's health care business (see page 10 for more information);
3. heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;
4.   significant changes in interest rates;
5. significant stock market declines resulting in payments contingent on certain variable annuity account values (see page 15 for more information);
6. significant deterioration in economic conditions, which could have an adverse effect on CIGNA's investments; and
7.   proposals to change federal income taxes.

This list of important factors may not be complete. CIGNA will not update any forward-looking statement that may be made by or on behalf of CIGNA prior to the next required filing with the Securities and Exchange Commission.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------


          (a)  See Exhibit Index.

          (b) During the quarterly period ended March 31, 2000, and as of the filing date, CIGNA filed the following Reports on Form 8-K:

               o dated May 1, 2000, Item 5 - containing a news release regarding its first quarter 2000 results.

               o dated February 8, 2000, Item 5 - containing a news release regarding its fourth quarter and full year 1999 results.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                             CIGNA CORPORATION



                                             By: /s/ James A. Sears
                                                 ------------------------
                                                 James A. Sears
                                                 Vice President and
                                                 Chief Accounting Officer


Date:  May 3, 2000

                                  Exhibit Index
                                  -------------


                                                           Method of
Number     Description                                      Filing
------     -----------                                      ------


10         CIGNA Long-Term                             Filed herewith
           Incentive Plan (As Amended
           and Restated effective as of
           January 1, 2000

12         Computation of Ratio of                     Filed herewith
           Earnings to Fixed Charges

27         Financial Data Schedule                     Included only in
                                                       the EDGAR version of
                                                       the Form 10-Q