Form 10-Q
period 2000-06-30
CIGNA CORP
filed 2000-08-03
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                                                      Yes  x   No

As of June 30, 2000, 157,591,082 shares of the issuer's Common Stock were outstanding.

CIGNA CORPORATION

As used herein, “CIGNA” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

REVENUES
Premiums and fees	$4,056	$3,720	$8,045	$7,320
Net investment income	734	734	1,450	1,455
Other revenues	168	223	345	401
Realized investment gains	13	13	22	24

Total revenues	4,971	4,690	9,862	9,200

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,488	3,112	6,786	6,137
Policy acquisition expenses	65	58	134	125
Other operating expenses	1,172	1,051	2,276	2,101

Total benefits, losses and expenses	4,725	4,221	9,196	8,363

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	246	469	666	837

Income taxes (benefits):
Current	106	213	298	326
Deferred	(21)	(47)	(64)	(28)

Total taxes	85	166	234	298

INCOME FROM CONTINUING OPERATIONS	161	303	432	539
LOSS FROM DISCONTINUED OPERATIONS	--	(71)	--	(28)

INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	161	232	432	511
Cumulative effect of accounting change, net of taxes	--	--	--	(91)

NET INCOME	$161	$232	$432	$420

BASIC EARNINGS PER SHARE
Income from continuing operations	$1.00	$1.50	$2.63	$2.65
Loss from discontinued operations	--	(0.35)	--	(0.14)

Income before cumulative effect of accounting change	1.00	1.15	2.63	2.51
Cumulative effect of accounting change, net of taxes	--	--	--	(0.44)

Net income	$1.00	$1.15	$2.63	$2.07

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.99	$1.48	$2.60	$2.61
Loss from discontinued operations	--	(0.35)	--	(0.13)

Income before cumulative effect of accounting change	0.99	1.13	2.60	2.48
Cumulative effect of accounting change, net of taxes	--	--	--	(0.44)

Net income	$0.99	$1.13	$2.60	$2.04

DIVIDENDS DECLARED PER SHARE	$0.31	$0.30	$0.62	$0.60

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of June 30, 2000	As of December 31, 1999

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $24,111; $23,111)		$23,986		$22,944
Equity securities, at fair value (cost, $342; $286)		627		585
Mortgage loans		9,815		9,737
Policy loans		3,027		3,079
Real estate		603		789
Other long-term investments		785		821
Short-term investments		123		950

Total investments		38,966		38,905
Cash and cash equivalents		2,219		2,232
Accrued investment income		543		500
Premiums, accounts and notes receivable		2,732		2,475
Reinsurance recoverables		6,960		6,768
Deferred policy acquisition costs		1,003		927
Property and equipment		759		715
Deferred income taxes		1,239		1,156
Other assets		574		517
Goodwill and other intangibles		1,913		1,955
Separate account assets		39,619		39,183

Total assets		$96,527		$95,333

LIABILITIES
Contractholder deposit funds		$26,969		$26,599
Unpaid claims and claim expenses		4,253		4,135
Future policy benefits		13,059		12,625
Unearned premiums		661		674

Total insurance and contractholder liabilities		44,942		44,033
Accounts payable, accrued expenses and other liabilities		5,139		4,552
Short-term debt		25		57
Long-term debt		1,336		1,359
Separate account liabilities		39,619		39,183

Total liabilities		91,061		89,184

CONTINGENCIES - NOTE 8
SHAREHOLDERS' EQUITY
Common stock (par value, $0.25; shares issued, 268, 267)		67		67
Additional paid-in capital		2,883		2,825
Net unrealized depreciation, fixed maturities	$(54)		$(36)
Net unrealized appreciation, equity securities	174		184
Net translation of foreign currencies	8		18

Accumulated other comprehensive income		128		166
Retained earnings		8,621		8,290
Less treasury stock, at cost		(6,233)		(5,199)

Total shareholders' equity		5,466		6,149

Total liabilities and shareholders' equity		$96,527		$95,333

SHAREHOLDERS' EQUITY PER SHARE		$34.68		$36.24

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended June 30,	2000		1999

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$67		$67

Additional paid-in capital, April 1		2,862		2,788
Issuance of common stock for employee benefits plans		21		26

Additional paid-in capital, June 30		2,883		2,814

Accumulated other comprehensive income, April 1		150		503
Net unrealized depreciation, fixed maturities	$(9)	(9)	$(335)	(335)
Net unrealized appreciation (depreciation), equity securities	(11)	(11)	49	49

Net unrealized depreciation on securities	(20)		(286)
Net translation of foreign currencies	(2)	(2)	(2)	(2)

Other comprehensive loss	(22)		(288)

Accumulated other comprehensive income, June 30		128		215

Retained earnings, April 1		8,510		6,873
Net income	161	161	232	232
Common dividends declared		(50)		(60)

Retained earnings, June 30		8,621		7,045

Treasury stock, April 1		(5,751)		(2,362)
Repurchase of common stock		(479)		(429)
Other treasury stock transactions, net		(3)		(9)

Treasury stock, June 30		(6,233)		(2,800)

TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$139	$5,466	$(56)	$7,341

Six Months Ended June 30,

Common stock, January 1		$67		$66
Issuance of common stock for employee benefits plans		--		1

Common stock, June 30		67		67

Additional paid-in capital, January 1		2,825		2,719
Issuance of common stock for employee benefits plans		58		95

Additional paid-in capital, June 30		2,883		2,814

Accumulated other comprehensive income, January 1		166		842
Net unrealized depreciation, fixed maturities	$(18)	(18)	$(590)	(590)
Net unrealized appreciation (depreciation), equity securities	(10)	(10)	72	72

Net unrealized depreciation on securities	(28)		(518)
Net translation of foreign currencies	(10)	(10)	(109)	(109)

Other comprehensive loss	(38)		(627)

Accumulated other comprehensive income, June 30		128		215

Retained earnings, January 1		8,290		6,746
Net income	432	432	420	420
Common dividends declared		(101)		(121)

Retained earnings, June 30		8,621		7,045

Treasury stock, January 1		(5,199)		(2,096)
Repurchase of common stock		(1,000)		(658)
Other treasury stock transactions, net		(34)		(46)

Treasury stock, June 30		(6,233)		(2,800)

TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$394	$5,466	$(207)	$7,341

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$432	$539
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	664	324
Reinsurance recoverables	(88)	(72)
Deferred policy acquisition costs	(109)	(73)
Premiums, accounts and notes receivable	(208)	(149)
Accounts payable, accrued expenses and other liabilities	384	235
Deferred income taxes	(64)	(28)
Realized investment gains	(22)	(24)
Depreciation and goodwill amortization	115	98
Gain on sale of businesses	(45)	(116)
Other, net	(142)	(24)

Net cash provided by operating activities of continuing operations	917	710

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,525	1,303
Equity securities	91	57
Mortgage loans	153	135
Other (primarily short-term investments)	1,768	779
Investment maturities and repayments:
Fixed maturities	1,003	1,423
Mortgage loans	354	179
Investments purchased:
Fixed maturities	(3,648)	(2,800)
Equity securities	(124)	(61)
Mortgage loans	(592)	(924)
Other (primarily short-term investments)	(854)	(504)
Proceeds on sale of businesses, net	45	107
Other, net	(119)	(146)

Net cash used in investing activities of continuing operations	(398)	(452)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	4,098	3,608
Withdrawals and benefit payments from contractholder deposit funds	(3,473)	(3,863)
Net change in short-term debt	--	(32)
Repayment of long-term debt	(55)	--
Repurchase of common stock	(992)	(633)
Issuance of common stock	16	35
Common dividends paid	(103)	(120)

Net cash used in financing activities of continuing operations	(509)	(1,005)

Effect of foreign currency rate changes on cash and cash equivalents	(23)	(13)
Net cash from discontinued operations	--	36

Net decrease in cash and cash equivalents	(13)	(724)
Cash and cash equivalents, beginning of period	2,232	1,986

Cash and cash equivalents, end of period	$2,219	$1,262

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$149	$281
Interest paid	$55	$61

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries, which are referred to collectively as “CIGNA.” These consolidated financial statements were prepared in conformity with generally accepted accounting principles. Results of the property and casualty business are reported as discontinued operations because CIGNA sold that business in July 1999 (discussed in Note 3). Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations. Certain other reclassifications have been made to prior year amounts to conform to the 2000 presentation.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Insurance-related assessments. CIGNA adopted Statement of Position (SOP) 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments,” as of January 1, 1999. Issued by the American Institute of Certified Public Accountants, this SOP guides companies in measuring and recording liabilities for insolvency fund and other insurance-related assessments, such as workers' compensation second injury funds, medical risk pools and charges for operating expenses of state regulatory bodies. The cumulative effect of adopting the SOP was a $91 million ($140 million pre-tax) reduction of net income. Most of this effect resulted from the property and casualty business, which has been sold and is reported as discontinued operations.

Derivative instruments and hedging activities. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive income. Companies are required to implement SFAS No. 133 by the first quarter of 2001, showing the cumulative effect of adoption in net income and accumulated other comprehensive income. CIGNA has not determined whether it will adopt these changes before the required implementation date or what their effect will be.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, recognition of which was deferred because the sale was structured as an indemnity reinsurance arrangement. The gain will be recognized over the remaining life (approximately 10 to 15 years) of the reinsured business. In the second quarter, $1 million after-tax of the gain was recognized in Other Operations.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business). During the second quarter of 2000, CIGNA recorded charges totaling $127 million after-tax for the run-off reinsurance business, as follows:

•

A charge of $84 million to strengthen reserves, following a review of reserve assumptions for certain specialty life reinsurance contracts. These contracts guarantee certain minimum death benefits based on unfavorable changes in variable annuity account values, which are based on underlying equity and bond mutual fund investments.

•	A charge of $40 million to strengthen reserves for accident reinsurance contracts.
•	A charge of $3 million for restructuring costs (principally severance).

Sale of property and casualty business. On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on the sale was $1.2 billion. In 1999, CIGNA began reporting this business as discontinued operations and reclassified prior period financial information accordingly.

Summarized financial data for the discontinued operations are outlined below:

(In millions)	Three Months Ended June 30, 1999	Six Months Ended June 30, 1999

Income Statement Data
Revenues	$944	$1,863

Loss before income taxes	$(110)	$(48)
Income tax benefits	(39)	(20)

Loss from discontinued
operations	$(71)	$(28)

Sale of partial interest in Japanese life insurance operation. In April 1999, CIGNA sold a 29% interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were $105 million. CIGNA reported the $43 million after-tax gain on this sale in the International Life, Health and Employee Benefits segment. CIGNA expects that Yasuda will acquire an additional 21% ownership interest from CIGNA in early 2001, subject to applicable regulatory approvals.

CIGNA had other acquisitions and dispositions during the six months of 2000 and 1999, the effects of which were not material to the financial statements.

NOTE 4 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Fixed maturities	$(14)	$5	$(28)	$10
Equity securities	11	6	28	13
Mortgage loans	(2)	--	(2)	--
Real estate	17	2	23	1
Other	1	--	1	--

	13	13	22	24
Less income taxes	4	4	7	8

Net realized investment
gains	$9	$9	$15	$16

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Proceeds from sales	$752	$979	$1,616	$1,360
Gross gains on sales	$35	$29	$69	$43
Gross losses on sales	$(34)	$(7)	$(53)	$(8)

Changes in net unrealized depreciation on investments, including discontinued operations in 1999, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Unrealized depreciation on
investments held	$(33)	$(382)	$(43)	$(698)
Less tax benefits	(11)	(133)	(15)	(244)

Unrealized depreciation, net
of tax benefits	(22)	(249)	(28)	(454)

Gains (losses) realized in
net income	(3)	57	--	98
Less taxes (benefits)	(1)	20	--	34

Gains (losses) realized in
net income, net of taxes
(benefits)	(2)	37	--	64

Changes in net unrealized
depreciation	$(20)	$(286)	$(28)	$(518)

NOTE 5 – EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) for income from continuing operations are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended June 30,

2000

Income from continuing
operations	$161	$-	$161

Shares (in thousands):
Weighted average	160,978	--	160,978
Options and restricted stock
grants		2,199	2,199

Total shares	160,978	2,199	163,177

EPS	$1.00	$(0.01)	$0.99

1999

Income from continuing
operations	$303	$-	$303

Shares (in thousands):
Weighted average	201,729	--	201,729
Options and restricted stock
grants		3,354	3,354

Total shares	201,729	3,354	205,083

EPS	$1.50	$(0.02)	$1.48

Six Months Ended June 30,

2000

Income from continuing
operations	$432	$-	$432

Shares (in thousands):
Weighted average	164,466	--	164,466
Options and restricted stock
grants		1,784	1,784

Total shares	164,466	1,784	166,250

EPS	$2.63	$(0.03)	$2.60

1999

Income from continuing
operations	$539	$-	$539

Shares (in thousands):
Weighted average	203,294	--	203,294
Options and restricted stock
grants		3,091	3,091

Total shares	203,294	3,091	206,385

EPS	$2.65	$(0.04)	$2.61

Common shares held as Treasury shares were 110,211,362 as of June 30, 2000 and 67,503,466 as of June 30, 1999.

NOTE 6 – REINSURANCE RECOVERABLES

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance does not relieve the originating insurer of liability.

CIGNA had a reinsurance recoverable of $6.0 billion at June 30, 2000 and December 31, 1999 from Lincoln National Corporation that arose from the sale of CIGNA's individual life insurance and annuity business to Lincoln through an indemnity reinsurance transaction.

Failure of reinsurers to indemnify CIGNA, whether because of reinsurer insolvencies or contract disputes, could result in losses. While losses for unrecoverable reinsurance may adversely affect results of operations in future periods, they are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

In CIGNA's consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Ceded premiums:
Individual life
insurance and annuity
business sold	$107	$101	$212	$164
Other	100	122	184	229

Total	$207	$223	$396	$393

Reinsurance recoveries:
Individual life
insurance and annuity
business sold	$66	$77	$109	$99
Other	81	66	179	154

Total	$147	$143	$288	$253

NOTE 7 – SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results and, in 1999, also excluding the results of discontinued operations and the cumulative effect of adopting SOP 97-3).

Beginning January 1, 2000, CIGNA made the following segment reporting changes:

•

CIGNA combined the operations of a new business initiative (the results of which had been previously reported in Other Operations) with a business that is reported in the Employee Health Care, Life and Disability Benefits segment. Prior periods have been reclassified to conform to this presentation.

•

In 1999, corporate overhead expenses which would have been allocated to the property and casualty business (had the sale of this business not occurred) were reported in the Corporate caption. Effective January 1, 2000, this overhead was allocated to the operating segments. If CIGNA had applied this allocation methodology in 1999, after-tax charges of $8 million for the second quarter and $15 million for the six months would have been allocated to the operating segments (most of which would have been charged to the Employee Health Care, Life and Disability Benefits segment).

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Premiums and fees and other revenues:
Employee Health Care,
Life and Disability
Benefits	$3,414	$3,166	$6,823	$6,280
Employee Retirement
Benefits and Investment
Services	90	85	191	160
International Life, Health
and Employee Benefits	538	482	1,011	865
Other Operations	194	221	392	439
Corporate	(12)	(11)	(27)	(23)

Total	$4,224	$3,943	$8,390	$7,721

Income from continuing operations:
Operating income (loss):
Employee Health Care,
Life and Disability
Benefits	$181	$168	$356	$321
Employee Retirement
Benefits and Investment
Services	64	67	129	130
International Life, Health
and Employee Benefits	10	44	18	47
Other Operations	(96)	42	(68)	76
Corporate	(7)	(27)	(18)	(51)

Total operating income	152	294	417	523
Realized investment
gains, net of taxes	9	9	15	16

Income from continuing
operations	$161	$303	$432	$539

NOTE 8 – CONTINGENCIES AND OTHER MATTERS

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

Regulatory and Industry Developments

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the more significant current issues that may affect CIGNA's businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	lawsuits targeting certain health care companies, including CIGNA, in which plaintiffs' lawyers seek class action certification;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

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

Pending initiatives to increase health care regulation at the federal level include “managed care reform” and “patients' bill of rights” legislation. Separate bills passed the House of Representatives and Senate in 1999. Given differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what legislation will be enacted, if any, or what the effect of any such legislation would be on CIGNA.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA's health care operations include:

•	mandated benefits or services that increase costs without improving the quality of care;
•	loss of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws through legislative actions and court decisions;
•	changes in ERISA regulations imposing increased administrative burdens and costs;
•	restrictions on the use of prescription drug formularies;
•	privacy legislation that interferes with the proper use of medical information for research, coordination of medical care and disease management; and
•	proposed federal legislation that would exempt independent physicians from the antitrust laws.

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

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products, which are included in Other Operations, to continue to decline. For the second quarter and six months ended June 30, 2000, revenues of $77 million and $145 million, and operating income of $9 million and $16 million were from products affected by this legislation.

Risk-based capital guidelines. In 1998, the National Association of Insurance Commissioners (NAIC) adopted risk-based capital guidelines for health maintenance organizations (HMOs), and states in which CIGNA's HMO subsidiaries are domiciled have begun to implement these guidelines. CIGNA expects its HMO subsidiaries to continue to be adequately capitalized under these guidelines.

Statutory accounting principles. In 1998, the NAIC adopted standardized statutory accounting principles. Certain states in which CIGNA's insurance subsidiaries are domiciled have adopted these principles, effective as of January 1, 2001. CIGNA is currently assessing the effect of implementing these principles on its insurance subsidiaries, but does not expect the implementation to materially impact the ability of CIGNA's insurance companies to make dividend payments (or other distributions) to CIGNA Corporation or to affect their capacity to meet obligations under insurance policies.

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

INTRODUCTION

The following discussion addresses the financial condition of CIGNA as of June 30, 2000 compared with December 31, 1999 and its results of operations for the quarter and six months ended June 30, 2000, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1999 Annual Report to Shareholders (pages 10 through 22), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, recognition of which was deferred because the sale was structured as an indemnity reinsurance arrangement. The gain will be recognized over the remaining life (approximately 10 to 15 years) of the reinsured business. In the second quarter, $1 million after-tax of the gain was recognized in Other Operations.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business). As discussed in Other Operations on page 17, CIGNA recorded charges totaling $127 million after-tax in the second quarter of 2000 principally for the run-off specialty life and accident reinsurance contracts.

Sale of property and casualty business. On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on the sale was $1.2 billion. In 1999, CIGNA began reporting this business as discontinued operations and reclassified prior period financial information accordingly.

Sale of partial interest in Japanese life insurance operation. In April 1999, CIGNA sold a 29% interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA's ownership interest to 61%. Proceeds of the sale were $105 million. CIGNA reported a $43 million after-tax gain on this sale in the International Life, Health and Employee Benefits segment. CIGNA expects that Yasuda will acquire an additional 21% ownership interest from CIGNA in early 2001, subject to applicable regulatory approvals.

CIGNA's priorities for use of capital are internal growth, acquisitions and share repurchase. CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. See Note 3 to the Financial Statements for additional information on acquisitions and dispositions.

Regulatory and Legal Matters

CIGNA's businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the more significant current issues that may affect CIGNA's businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	lawsuits targeting certain health care companies, including CIGNA, in which plaintiffs' lawyers seek class action certification;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

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

Pending initiatives to increase health care regulation at the federal level include “managed care reform” and “patients' bill of rights” legislation. Separate bills passed the House of Representatives and Senate in 1999. Given differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what legislation will be enacted, if any, or what the effect of any such legislation would be on CIGNA.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA's health care operations include:

•	mandated benefits or services that increase costs without improving the quality of care;
•	loss of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws through legislative actions and court decisions;
•	changes in ERISA regulations imposing increased administrative burdens and costs;
•	restrictions on the use of prescription drug formularies;
•	privacy legislation that interferes with the proper use of medical information for research, coordination of medical care and disease management; and
•	proposed federal legislation that would exempt independent physicians from the antitrust laws.

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

Segment Reporting Changes

For information regarding changes to segment reporting, which were effective in the first quarter of 2000, see Note 7 to the Financial Statements.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$4,056	$3,720	$8,045	$7,320
Net investment
income	734	734	1,450	1,455
Other revenues	168	223	345	401
Realized investment
gains	13	13	22	24

Total revenues	4,971	4,690	9,862	9,200
Benefits and expenses	4,725	4,221	9,196	8,363

Income before taxes	246	469	666	837
Income taxes	85	166	234	298

Income from continuing operations	161	303	432	539

Less realized investment
gains, net of taxes	9	9	15	16

Operating income	$152	$294	$417	$523

Operating Income

Operating income is defined as net income excluding after-tax realized investment results and, in 1999, also excluding the results of discontinued operations and the cumulative effect of adopting Statement of Position 97-3 (see Note 2 to the Financial Statements). The following table presents operating income adjusted for certain non-recurring items.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Operating income	$152	$294	$417	$523
Charges for the run-off
reinsurance business
(see Other Operations
on page 17)	127	--	127	--
Gain on sale of partial
interest in Japanese life
insurance operation	--	(43)	--	(43)

Adjusted operating income	$279	$251	$544	$480

The increase in adjusted operating income for the second quarter and six months of 2000 primarily reflects improved operating results in CIGNA's Employee Health Care, Life and Disability Benefits segment, the absence of losses from a Brazilian health care operation that CIGNA exited in 1999, and increased investment income in Corporate (partially attributable to the sale of the property and casualty business).

Outlook for 2000

Management expects full year operating income to improve in 2000 (excluding the charges of $127 million noted above related to the run-off reinsurance business) over 1999 adjusted operating income of $1.06 billion (which excludes a $400 million after-tax charge related to certain Brazilian investments, $10 million in after-tax restructuring costs and a $43 million after-tax gain on sale of a partial interest in the Japanese life insurance operation). However, such improvement could be adversely affected by factors such as those noted in the cautionary statement on page 21.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$3,284	$3,046	$6,545	$6,022
Net investment income	152	149	301	287
Other revenues	130	120	278	258

Segment revenues	3,566	3,315	7,124	6,567
Benefits and expenses	3,281	3,057	6,567	6,071

Income before taxes	285	258	557	496
Income taxes	104	90	201	175

Operating income	$181	$168	$356	$321

Realized investment
gains, net of taxes	$4	$3	$11	$9

Operating Income

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 8% for the second quarter and 11% for the six months of 2000 compared with the same periods last year. CIGNA categorizes this segment into Indemnity and Health Maintenance Organization (HMO) operations. Indemnity includes medical and dental indemnity, disability and group life insurance operations. HMO includes medical and dental managed care and specialty health care operations.

Operating income for the Indemnity and HMO operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Indemnity operations	$65	$73	$126	$132
HMO operations	116	95	230	189

Total	$181	$168	$356	$321

Indemnity results for the second quarter and six months of 2000 reflect lower earnings on long-term disability business due to unfavorable underwriting and claims management, partially offset by higher earnings for health care Administrative Services Only (ASO) business (due to membership growth and fee increases) and higher earnings for experience-rated health care business (due to rate increases).

HMO results include net favorable after-tax adjustments from account reviews of $6 million in the second quarter and $11 million in the six months of 2000 and $6 million in the second quarter and $12 million in the six months of 1999. Excluding these adjustments, the improvement in operating results for the second quarter and six months of 2000 primarily reflects:

•	higher earnings in the specialty health care operations (behavioral health, disability and medical cost management, managed dental and pharmacy service businesses);
•	higher earnings in HMO alternative funding programs, reflecting membership growth and fee increases; and
•

improved results in the guaranteed cost HMO business, due to increased membership, rate increases and lower operating expenses per member, partially offset by increased medical costs (primarily higher outpatient and pharmacy costs).

Premiums and Fees

Premiums and fees increased 8% for the second quarter and 9% for the six months of 2000, primarily due to HMO and medical indemnity membership growth and rate increases.

Premium Equivalents

Management believes that business volume is best measured by premiums and fees plus premium equivalents, called adjusted premiums and fees. Premium equivalents generally equal paid claims under alternative funding programs, primarily ASO and minimum premium programs. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims, and CIGNA generally earns a lower margin than under guaranteed cost or experience-

rated programs. Adjusted premiums and fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$3,284	$3,046	$6,545	$6,022
Premium equivalents	4,438	3,931	8,679	7,418

Adjusted premiums and
fees	$7,722	$6,977	$15,224	$13,440

The increases in premium equivalents are primarily due to membership growth in HMO and PPO (Preferred Provider Organization) alternative funding programs and the effect of higher medical costs under these programs.

Net Investment Income

Net investment income increased 2% for the second quarter and 5% for the six months of 2000, reflecting higher invested assets.

Medical Membership

Indemnity medical membership was estimated to be approximately 7.0 million as of June 30, 2000, representing increases of 8% since June 30, 1999 and 5% since December 31, 1999. These increases primarily reflect growth in medical PPO membership.

HMO medical membership totaled approximately 7.1 million as of June 30, 2000, representing increases of 7% since June 30, 1999 and 5% since December 31, 1999. These increases primarily reflect membership growth in alternative funding programs.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$90	$85	$191	$160
Net investment income	399	403	795	790

Segment revenues	489	488	986	950
Benefits and expenses	398	389	799	758

Income before taxes	91	99	187	192
Income taxes	27	32	58	62

Operating income	$64	$67	$129	$130

Realized investment
gains, net of taxes	$8	$6	$6	$7

Operating Income

Operating income for the second quarter and six months of 1999 includes favorable non-recurring adjustments totaling $3 million after-tax. Excluding this amount, operating income for the second quarter and six months of 2000 is level with the same periods of 1999 reflecting higher earnings from an increased asset base, offset by increased operating expenses and a shift of assets to lower margin products (separate account equity funds).

Premiums and Fees

Premiums and fees increased 6% for the second quarter and 19% for the six months of 2000 compared with the same periods last year, primarily reflecting higher fees from increased separate account assets and, for the six months of 2000, higher annuity sales.

Assets Under Management

Assets under management are a key determinant of earnings for this segment. The following table shows assets under management, including amounts attributable to separate accounts, and related activity for the six months ended June 30. Assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

(In millions)	2000	1999

Balance – January 1	$55,754	$52,929
Premiums and deposits	5,327	4,063
Investment results	2,085	1,913
Increase (decrease) in fair value of
assets	(883)	594
Customer withdrawals	(1,777)	(2,994)
Other, including participant
withdrawals and benefit payments	(3,907)	(2,772)

Balance – June 30	$56,599	$53,733

Premiums and deposits. For the first six months of 2000, approximately 50% of premiums and deposits were from existing customers, and 50% were from sales to new customers and new plan sales to existing customers. For the first six months of 1999, 64% of premiums and deposits were from existing customers, and 36% were from sales to new customers and new plan sales to existing customers.

Investment results. Investment results increased 9% for the six months of 2000 due to an increased asset base as well as higher investment yields and realized capital gains.

Fair value of assets. The fair value of assets decreased for the six months of 2000 primarily from market value depreciation of equity securities in the separate accounts.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$537	$416	$1,009	$794
Net investment income	37	32	71	62
Other revenues	1	66	2	71

Segment revenues	575	514	1,082	927
Benefits and expenses	561	441	1,055	846

Income before taxes	14	73	27	81
Income taxes	4	29	9	34

Operating income	10	44	18	47

Gain on sale of partial
interest in Japanese life
insurance operation	--	(43)	--	(43)

Adjusted operating income	$10	$1	$18	$4

Realized investment losses,
net of taxes	$(1)	$(1)	$(1)	$(1)

Operating Income

The improvement in adjusted operating income for 2000 primarily reflects the absence of losses from a Brazilian health care operation that CIGNA exited in 1999 (approximately $9 million of losses in the second quarter and $15 million of losses in the six months) and higher sales of products for expatriate employees of multinational companies, as well as improved results in Asian operations. Higher expenses for international growth initiatives partially offset these improvements.

Premiums and Fees

Premiums and fees increased 29% for the second quarter and 27% for the six months of 2000 compared with the same periods last year. Excluding the effects of foreign currency changes, premiums and fees increased 18% for the second quarter and 20% for the six months of 2000. These increases reflect:

•	growth in the Japanese life insurance operation;
•	growth in life and group benefits business elsewhere in Asia; and
•	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

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

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$145	$173	$300	$344
Net investment income	134	146	254	307
Other revenues	49	48	92	95

Segment revenues	328	367	646	746
Benefits and expenses	477	303	753	630

Income (loss) before taxes	(149)	64	(107)	116
Income taxes (benefits)	(53)	22	(39)	40

Operating income (loss)	$(96)	$42	$(68)	$76

Realized investment gains
(losses), net of taxes	$(2)	$1	$(1)	$1

Other Operations consist of:

•

the deferred gain recognized from the 1998 sale of the individual life insurance and annuity business ($15 million after-tax for the second quarter and $29 million after-tax for the six months of 2000, and $16 million after-tax for the second quarter and $31 million after-tax for the six months of 1999);

•

the deferred gain recognized from the 2000 sale of certain reinsurance operations as discussed in Acquisitions and Dispositions on page 11 ($1 million after-tax for the second quarter and six months of 2000);

•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	reinsurance operations (including the sold reinsurance operations prior to the date of sale and the run-off reinsurance business);
•	settlement annuity business; and
•	certain new business initiatives.

Operating Income

Results for the second quarter and six months of 2000 reflect charges for the run-off reinsurance business totaling $127 million after-tax, as follows:

•

A charge of $84 million to strengthen reserves, following a review of reserve assumptions for certain specialty life reinsurance contracts. These contracts guarantee certain minimum death benefits based on unfavorable changes in variable annuity account values, which are based on underlying equity and bond mutual fund investments.

•	A charge of $40 million to strengthen reserves for accident reinsurance contracts.
•	A charge of $3 million for restructuring costs (principally severance).

Results for the second quarter and six months of 2000 also reflect lower results from reinsurance operations (excluding the charges noted above) as well as higher expenses for new initiatives of CIGNA's investment management services.

Premiums and Fees

Premiums and fees decreased 16% for the second quarter and 13% for the six months of 2000, primarily due to lower premiums from reinsurance business.

Net Investment Income

Net investment income decreased 8% for the second quarter and 17% for the six months of 2000, primarily reflecting lower assets from leveraged corporate life insurance.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to continue to decline. For the second quarter and six months of 2000, revenues of $77 million and $145 million and operating income of $9 million and $16 million were from products affected by this legislation.

Unicover. The reinsurance operations include a 35% share in the primary layer of a workers' compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims. Disputes have arisen regarding this reinsurance (retrocessional) coverage of the pool. Two of the retrocessionaires have commenced arbitration against Unicover and the pool members seeking recission or damages. In addition, these retrocessionaires have commenced a separate arbitration in the United Kingdom asserting that CIGNA participates in an upper layer of reinsurance for the pool, which CIGNA denies. Resolution of these matters is likely to take some time. Although the outcome of these matters is uncertain, CIGNA does not expect them to result in losses material to CIGNA's consolidated results of operations, liquidity or financial condition.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999

Operating loss	$(7)	$(27)	$(18)	$(51)

Corporate includes amounts not allocated to operating segments, such as:

•	interest expense on corporate debt;
•	net investment income on unallocated investments;
•	intersegment eliminations; and
•	certain corporate overhead expenses (see Note 7 to the Financial Statements for information regarding a change in the allocation of these expenses).

The reduced operating losses for the second quarter and six months of 2000 primarily reflect higher net investment income on unallocated corporate investments (partially attributable to the sale of the property and casualty business), as well as decreased corporate overhead expenses due to the increased allocation of certain overhead expenses to the operating segments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity for CIGNA and its insurance subsidiaries has remained strong, as evidenced by significant combined amounts of short-term investments and cash and cash equivalents.

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities (operating cash flows); and
•	matching investment maturities to the duration of related insurance and contractholder liabilities.

Operating cash flows consist of operating income adjusted to reflect the timing of cash receipts and disbursements for premiums and fees, investment income and benefits, losses and expenses.

Cash flows from continuing operations for the six months ended June 30 were as follows:

(In millions)	2000	1999

Operating activities	$917	$710
Investing activities	$(398)	$(452)
Financing activities	$(509)	$(1,005)

Cash and cash equivalents decreased $13 million in 2000 and decreased $724 million in 1999. Cash flows from investing and financing activities are due to the following:

2000:

•	Cash flows from investing activities consisted of net investment purchases partially offset by net sales of short-term investments to fund the repurchase of CIGNA's common stock.
•

Cash used in financing activities consisted of payments of dividends on and repurchase of CIGNA's common stock ($1.1 billion) and repayment of debt ($55 million), partially offset by net deposits and interest credited to contractholder deposit funds ($625 million).

1999:

•	Cash used in investing activities primarily reflected net investment purchases.
•

Cash used in financing activities primarily reflected the payment of dividends on and repurchase of CIGNA's common stock ($753 million) and net withdrawals from contractholder deposit funds ($255 million).

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

CIGNA had $1.3 billion of long-term debt outstanding at June 30, 2000 and $1.4 billion at December 31, 1999. At June 30, 2000, CIGNA had $1.0 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

At June 30, 2000, CIGNA's short-term debt amounted to $25 million, a decrease of $32 million from December 31, 1999.

Stock repurchase activity for the six months ended June 30 was as follows:

	2000	1999

Shares repurchased	12.8 million	7.5 million
Cost of shares repurchased	$1 billion	$658 million
Average price per share	$78.27	$87.42

From July 1, 2000 through August 1, 2000, an additional 1.1 million shares were repurchased for $106 million. The total remaining under CIGNA's share repurchase authorization as of August 1, 2000 was $629 million.

INVESTMENT ASSETS – CONTINUING OPERATIONS

Information regarding investment assets held by CIGNA is presented below. Additional information regarding CIGNA's investment assets and related accounting policies is included in Notes 2, 4 and 5 to the 1999 Financial Statements and in CIGNA's 1999 Form 10-K.

(In millions)	June 30, 2000	December 31, 1999

Fixed maturities	$23,986	$22,944
Equity securities	627	585
Mortgage loans	9,815	9,737
Policy loans	3,027	3,079
Real estate	603	789
Other long-term investments	785	821
Short-term investments	123	950

Total investment assets	$38,966	$38,905

A significant portion of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	June 30, 2000	December 31, 1999

Fixed maturities	38%	36%
Mortgage loans	58%	59%
Real estate	63%	65%
Other long-term investments	68%	66%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities, asset-backed securities and redeemable preferred stocks. CIGNA's mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Problem and Potential Problem Investments

Problem bonds and mortgage loans are delinquent or have been restructured as to terms (interest rate or maturity date). Potential problem bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.” CIGNA also considers mortgage loans to be potential problems if:

•	the borrower has requested restructuring; or
•	principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on problem bonds and mortgage loans only when payment is received.

Most of the real estate held for sale are properties acquired as a result of foreclosure of mortgage loans.

The following table presents problem and potential problem bonds and mortgage loans as well as real estate held for sale, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	June 30, 2000	December 31, 1999

Problem bonds (including
$14 at both dates related
to emerging market investments)	$131	$151
Potential problem bonds	$95	$77
Problem mortgage loans	$73	$85
Potential problem mortgage loans	$217	$149
Real estate held for sale	$185	$312

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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
2.

increased medical, administrative or other costs resulting from legislative, regulatory and litigation challenges to CIGNA's health care business (see Health care regulation on page 12 for more information);

3.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;
4.	significant changes in interest rates;
5.	significant and sustained stock market declines resulting in payments contingent on certain variable annuity account values (see Other Operations on page 17 for more information);
6.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA's investments; and
7.	proposals to change federal income taxes.

This list of important factors may not be complete. CIGNA does not undertake to update any forward-looking statement that may be made by or on behalf of CIGNA prior to the next required filing with the Securities and Exchange Commission.

Part II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of CIGNA Corporation was held on April 26, 2000. At the meeting, 143,106,840 shares of Common Stock were represented and entitled to vote, and 167,044,786 shares of Common Stock were outstanding and entitled to vote. CIGNA shareholders elected nominees to the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for 2000.

	Votes For	Votes Withheld
Election of nominees to Board of Directors for terms expiring in April, 2003

Alfred C. DeCrane, Jr.	142,292,699	814,141
H. Edward Hanway	142,344,913	761,927
Wilson H. Taylor	142,323,235	783,605
Harold A. Wagner	142,331,840	775,000

_________________

	Votes For	Votes Against	Abstained
Ratification of Pricewaterhouse-
Coopers as Independent Accountants	142,543,663	145,797	417,380

_________________
	Votes For	Votes Against	Abstained	Broker Non-Votes
Approval of Amendment and
Restatement of CIGNA Long-
Term Incentive Plan	113,740,206	14,660,352	850,846	13,855,436

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended June 30, 2000 and as of the filing date, CIGNA filed the following Reports on Form 8-K:

	•	dated August 1, 2000, Item 5 - containing a news release regarding its second quarter 2000 results.

	•	dated May 1, 2000, Item 5 - containing a news release regarding its first quarter 2000 results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/ James A. Sears
James A. Sears
Vice President and
Chief Accounting Officer

Date: August 3, 2000

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

27	Financial Data Schedule	Included only in the EDGAR version of the Form 10-Q