Form 10-Q
period 2000-09-30
CIGNA CORP
filed 2000-11-03
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                                                      Yes  x   No

As of September 30, 2000, 153,502,181 shares of the issuer's Common Stock were outstanding.

CIGNA CORPORATION

As used herein, "CIGNA" refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

REVENUES
Premiums and fees	$4,110	$3,782	$12,155	$11,102
Net investment income	739	762	2,189	2,217
Other revenues	180	156	525	557
Realized investment gains (losses)	(3)	(11)	19	13

Total revenues	5,026	4,689	14,888	13,889

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,334	3,124	10,120	9,261
Policy acquisition expenses	68	63	202	188
Other operating expenses	1,194	1,565	3,470	3,666

Total benefits, losses and expenses	4,596	4,752	13,792	13,115

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	430	(63)	1,096	774

Income taxes (benefits):
Current	156	159	454	485
Deferred	(4)	(90)	(68)	(118)

Total taxes	152	69	386	367

INCOME (LOSS) FROM CONTINUING OPERATIONS	278	(132)	710	407

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	--	--	--	(28)
Gain on sale, net of taxes	--	1,194	--	1,194

Income from discontinued operations	--	1,194	--	1,166

INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	278	1,062	710	1,573
Cumulative effect of accounting change, net of taxes	--	--	--	(91)

NET INCOME	$278	$1,062	$710	$1,482

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations	$1.78	$(0.68)	$4.39	$2.03
Income from discontinued operations	--	6.12	--	5.81

Income before cumulative effect of accounting change	1.78	5.44	4.39	7.84
Cumulative effect of accounting change, net of taxes	--	--	--	(0.45)

Net income	$1.78	$5.44	$4.39	$7.39

DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations	$1.74	$(0.68)	$4.33	$2.00
Income from discontinued operations	--	6.12	--	5.73

Income before cumulative effect of accounting change	1.74	5.44	4.33	7.73
Cumulative effect of accounting change, net of taxes	--	--	--	(0.45)

Net income	$1.74	$5.44	$4.33	$7.28

DIVIDENDS DECLARED PER SHARE	$0.31	$0.30	$0.93	$0.90

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of September 30, 2000		As of December 31, 1999

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $24,346;
$23,111)		$24,526		$22,944
Equity securities, at fair value (cost, $352; $286)		604		585
Mortgage loans		9,700		9,737
Policy loans		3,063		3,079
Real estate		599		789
Other long-term investments		818		821
Short-term investments		118		950

Total investments		39,428		38,905
Cash and cash equivalents		2,017		2,232
Accrued investment income		592		500
Premiums, accounts and notes receivable		2,834		2,475
Reinsurance recoverables		6,911		6,768
Deferred policy acquisition costs		1,013		927
Property and equipment		811		715
Deferred income taxes		1,199		1,156
Other assets		538		517
Goodwill and other intangibles		1,896		1,955
Separate account assets		39,486		39,183

Total assets		$96,725		$95,333

LIABILITIES
Contractholder deposit funds		$27,486		$26,599
Unpaid claims and claim expenses		4,341		4,135
Future policy benefits		13,085		12,625
Unearned premiums		557		674

Total insurance and contractholder liabilities		45,469		44,033
Accounts payable, accrued expenses and other liabilities		5,032		4,552
Short-term debt		46		57
Long-term debt		1,315		1,359
Separate account liabilities		39,486		39,183

Total liabilities		91,348		89,184

CONTINGENCIES - NOTE 8

SHAREHOLDERS' EQUITY

Common stock (par value, $0.25; shares issued, 268; 267)		67		67
Additional paid-in capital		2,918		2,825
Net unrealized appreciation (depreciation), fixed maturities	$46		$(36)
Net unrealized appreciation, equity securities	155		184
Net translation of foreign currencies	7		18

Accumulated other comprehensive income		208		166
Retained earnings		8,851		8,290
Less treasury stock, at cost		(6,667)		(5,199)

Total shareholders' equity		5,377		6,149

Total liabilities and shareholders' equity		$96,725		$95,333

SHAREHOLDERS' EQUITY PER SHARE		$35.03		$36.24

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
     SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,	2000		1999

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$67		$67

Additional paid-in capital, July 1		2,883		2,814
Issuance of common stock for employee benefits plans		35		7

Additional paid-in capital, September 30		2,918		2,821

Accumulated other comprehensive income, July 1		128		215
Net unrealized appreciation (depreciation), fixed maturities	$100	100	$(148)	(148)
Net unrealized depreciation, equity securities	(19)	(19)	(128)	(128)

Net unrealized appreciation (depreciation) on securities	81		(276)
Net translation of foreign currencies	(1)	(1)	229	229

Other comprehensive income (loss)	80		(47)

Accumulated other comprehensive income, September 30		208		168

Retained earnings, July 1		8,621		7,045
Net income	278	278	1,062	1,062
Common dividends declared		(48)		(58)

Retained earnings, September 30		8,851		8,049

Treasury stock, July 1		(6,233)		(2,800)
Repurchase of common stock		(431)		(1,128)
Other treasury stock transactions, net		(3)		(1)

Treasury stock, September 30		(6,667)		(3,929)

TOTAL COMPREHENSIVE INCOME AND
SHAREHOLDERS' EQUITY	$358	$5,377	$1,015	$7,176

Nine Months Ended September 30,

Common stock, January 1		$67		$66
Issuance of common stock for employee benefits plans		--		1

Common stock, September 30		67		67

Additional paid-in capital, January 1		2,825		2,719
Issuance of common stock for employee benefits plans		93		102

Additional paid-in capital, September 30		2,918		2,821

Accumulated other comprehensive income, January 1		166		842
Net unrealized appreciation (depreciation), fixed maturities	$82	82	$(738)	(738)
Net unrealized depreciation, equity securities	(29)	(29)	(56)	(56)

Net unrealized appreciation (depreciation) on securities	53		(794)
Net translation of foreign currencies	(11)	(11)	120	120

Other comprehensive income (loss)	42		(674)

Accumulated other comprehensive income, September 30		208		168

Retained earnings, January 1		8,290		6,746
Net income	710	710	1,482	1,482
Common dividends declared		(149)		(179)

Retained earnings, September 30		8,851		8,049

Treasury stock, January 1		(5,199)		(2,096)
Repurchase of common stock		(1,431)		(1,786)
Other treasury stock transactions, net		(37)		(47)

Treasury stock, September 30		(6,667)		(3,929)

TOTAL COMPREHENSIVE INCOME AND
SHAREHOLDERS' EQUITY	$752	$5,377	$808	$7,176

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$710	$407
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	746	660
Reinsurance recoverables	(88)	(82)
Deferred policy acquisition costs	(124)	(101)
Premiums, accounts and notes receivable	(305)	(348)
Accounts payable, accrued expenses and other liabilities	496	263
Deferred income taxes	(68)	(118)
Realized investment gains	(19)	(13)
Depreciation and goodwill amortization	166	172
Gain on sale of businesses (excluding discontinued operations)	(70)	(139)
Charge attributable to Brazilian investments	--	478
Other, net	(218)	(154)

Net cash provided by operating activities of continuing operations	1,226	1,025

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	2,221	1,889
Equity securities	156	81
Mortgage loans	253	481
Other (primarily short-term investments)	2,145	1,236
Investment maturities and repayments:
Fixed maturities	1,587	2,090
Mortgage loans	604	276
Investments purchased:
Fixed maturities	(5,193)	(4,353)
Equity securities	(182)	(83)
Mortgage loans	(831)	(1,080)
Other (primarily short-term investments)	(1,205)	(2,782)
Proceeds on sale of businesses, net	45	3,557
Other, net	(266)	(207)

Net cash (used in) provided by investing activities of continuing operations	(666)	1,105

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	6,290	5,708
Withdrawals and benefit payments from contractholder deposit funds	(5,430)	(6,103)
Net change in short-term debt	--	(256)
Repayment of long-term debt	(55)	(16)
Repurchase of common stock	(1,445)	(1,596)
Issuance of common stock	42	39
Common dividends paid	(152)	(180)

Net cash used in financing activities of continuing operations	(750)	(2,404)

Effect of foreign currency rate changes on cash and cash equivalents	(25)	1
Net cash from discontinued operations	--	138

Net decrease in cash and cash equivalents	(215)	(135)
Cash and cash equivalents, beginning of period	2,232	1,986

Cash and cash equivalents, end of period	$2,017	$1,851

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$313	$346
Interest paid	$73	$82

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Derivative instruments and hedging activities. In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives that hedge market risk related to future cash flows, in accumulated other comprehensive income. CIGNA expects to implement SFAS No. 133 in the first quarter of 2001, recording the cumulative effect of adoption in net income and accumulated other comprehensive income. The FASB continues to develop interpretive guidance related to SFAS No. 133. Based on current guidance and CIGNA's limited use of derivatives, the implementation of SFAS No. 133 is not expected to have a material effect on CIGNA's results of operations or financial condition.

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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, recognition of which was deferred because the sale was structured as an indemnity reinsurance arrangement. The gain will be recognized over the remaining life (approximately 10 to 15 years) of the reinsured business. An after-tax gain of $3 million for the third quarter of 2000 and $4 million for the nine months of 2000 was recognized in Other Operations.

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

Summarized results of operations for these discontinued operations are outlined below:

(In millions)	Three Months Ended September 30, 1999	Nine Months Ended September 30, 1999

Revenues	$--	$1,863

Loss before income taxes	$--	$(48)
Income tax benefits	--	(20)

Loss from operations	--	(28)
Gain on sale, net of taxes of
$1,152	1,194	1,194

Income from discontinued
operations	$1,194	$1,166

The gain on the sale reflects the recognition of after-tax foreign currency translation losses of $139 million (net of tax benefits of $80 million) and net unrealized appreciation on securities of $163 million (net of taxes of $65 million).

Brazilian investments. During the third quarter of 1999, CIGNA completed a review of its Brazilian operations, including analyses of future estimated cash flows. These operations consisted primarily of a health care operation and a managed health care business. After completing this review, CIGNA decided to withdraw from the health care operation but continues to operate the managed health care business. As a result, CIGNA recorded an aggregate after-tax charge of $400 million in 1999, consisting of the following items:

•	$305 million for the carrying value of the health care operation from which CIGNA is withdrawing, certain loans guaranteed by CIGNA and exit costs; and
•	$95 million for impairment of other investments, primarily goodwill.

The charge includes the recognition of foreign currency translation losses of $89 million (net of a tax benefit of $48 million).

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

CIGNA had other acquisitions and dispositions during the nine months of 2000 and 1999, the effects of which were not material to the financial statements.

NOTE 4 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Fixed maturities	$(21)	$(15)	$(49)	$(5)
Equity securities	20	2	48	15
Mortgage loans	(1)	--	(3)	--
Real estate	(1)	--	22	1
Other	--	2	1	2

	(3)	(11)	19	13
Less income taxes (benefits)	--	(3)	7	5

Net realized investment
gains (losses)	$(3)	$(8)	$12	$8

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Proceeds from sales	$761	$610	$2,377	$1,970
Gross gains on sales	$26	$11	$95	$54
Gross losses on sales	$(20)	$(16)	$(73)	$(24)

Changes in net unrealized appreciation (depreciation) on investments, excluding policyholder share (and including discontinued operations in 1999), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Unrealized appreciation
(depreciation) on
investments held	$124	$(189)	$81	$(887)
Less taxes (benefits)	44	(68)	29	(312)

Unrealized appreciation
(depreciation), net of taxes
(benefits)	80	(121)	52	(575)

Gains (losses) realized in
net income	(1)	215	(1)	313
Less taxes	--	60	--	94

Gains (losses) realized in
net income, net of taxes	(1)	155	(1)	219

Changes in net unrealized
appreciation (depreciation)	$81	$(276)	$53	$(794)

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share (EPS) for income (loss) from continuing operations are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended September 30,

2000

Income from continuing
operations	$278	$--	$278

Shares (in thousands):
Weighted average	156,566	--	156,566
Options and restricted stock
grants		2,929	2,929

Total shares	156,566	2,929	159,495

EPS	$1.78	$(0.04)	$1.74

1999

Loss from continuing
operations	$(132)	$--	$(132)

Shares (in thousands):
Weighted average	195,137	--	195,137
Options and restricted stock
grants*		--	--

Total shares	195,137	--	195,137

EPS	$(0.68)	$--	$(0.68)

Nine Months Ended September 30,

2000

Income from continuing
operations	$710	$--	$710

Shares (in thousands):
Weighted average	161,813	--	161,813
Options and restricted stock
grants		2,166	2,166

Total shares	161,813	2,166	163,979

EPS	$4.39	$(0.06)	$4.33

1999

Income from continuing
operations	$407	$--	$407

Shares (in thousands):
Weighted average	200,541	--	200,541
Options and restricted stock
grants		2,933	2,933

Total shares	200,541	2,933	203,474

EPS	$2.03	$(0.03)	$2.00

Common shares held as Treasury shares were 114,795,441 as of September 30, 2000 and 80,809,495 as of September 30, 1999.

NOTE 6 - REINSURANCE RECOVERABLES

In the normal course of business, CIGNA's insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance does not relieve the originating insurer of liability.

CIGNA had a reinsurance recoverable of $6.0 billion at September 30, 2000 and December 31, 1999 from Lincoln National Corporation that arose from the sale of CIGNA's individual life insurance and annuity business to Lincoln through an indemnity reinsurance transaction.

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

In CIGNA's consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Ceded premiums:
Individual life
insurance and annuity
business sold	$113	$159	$325	$323
Other	110	118	294	347

Total	$223	$277	$619	$670

Reinsurance recoveries:
Individual life
insurance and annuity
business sold	$54	$162	$163	$261
Other	96	130	275	284

Total	$150	$292	$438	$545

__________
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

•

In 1999, corporate overhead expenses which would have been allocated to the property and casualty business (had the sale of this business not occurred) were reported in the Corporate caption. Effective January 1, 2000, this overhead was allocated to the operating segments. If CIGNA had applied this allocation methodology in 1999, after-tax charges of $9 million for the third quarter and $24 million for the nine months would have been allocated to the operating segments (most of which would have been charged to the Employee Health Care, Life and Disability Benefits segment).

Summarized segment financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Premiums and fees and other revenues:
Employee Health Care,
Life and Disability
Benefits	$3,546	$3,248	$10,369	$9,528
Employee Retirement
Benefits and Investment
Services	84	83	275	243
International Life, Health
and Employee Benefits	515	409	1,526	1,274
Other Operations	165	211	557	650
Corporate	(20)	(13)	(47)	(36)

Total	$4,290	$3,938	$12,680	$11,659

Income (loss) from continuing operations:
Operating income (loss):
Employee Health Care,
Life and Disability
Benefits	$200	$178	$556	$499
Employee Retirement
Benefits and Investment
Services	63	66	192	196
International Life, Health
and Employee Benefits	15	(397)	33	(350)
Other Operations	19	37	(49)	113
Corporate	(16)	(8)	(34)	(59)

Total operating income	281	(124)	698	399
(loss)
Realized investment gains
(losses), net of taxes	(3)	(8)	12	8

Income (loss) from
continuing operations	$278	$(132)	$710	$407

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

Health care regulation. Efforts are underway in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Various regulatory agencies have increased their scrutiny of the industry. Regulatory and operational changes could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over "managed care reform" and "patients' bill of rights" legislation is expected to continue.

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

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products, which are included in Other Operations, to decline. For the third quarter and nine months ended September 30, 2000, revenues of $77 million and $222 million, and operating income of $10 million and $26 million were from products affected by this legislation.

Risk-based capital guidelines. In 1998, the National Association of Insurance Commissioners (NAIC) adopted risk-based capital guidelines for health maintenance organizations (HMOs), and states in which CIGNA's HMO subsidiaries are domiciled have begun to implement these guidelines. CIGNA expects its HMO subsidiaries to continue to be adequately capitalized under these guidelines.

Statutory accounting principles. In 1998, the NAIC adopted standardized statutory accounting principles. Certain states in which CIGNA's insurance subsidiaries are domiciled have adopted these principles, effective as of January 1, 2001. CIGNA does not expect the implementation of these principles to materially impact the ability of CIGNA's insurance companies to make dividend payments (or other distributions) to CIGNA Corporation or to affect their capacity to meet obligations under insurance policies.

Class Action Lawsuits and Other Litigation

CIGNA and several health care industry competitors have had proposed class action lawsuits filed against them by a coalition of plaintiffs' lawyers. These lawsuits allege violations under RICO and ERISA. CIGNA is routinely involved in lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. Although the outcome of litigation is always uncertain, CIGNA does not believe that any litigation currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the financial condition of CIGNA as of September 30, 2000 compared with December 31, 1999 and its results of operations for the quarter and nine months ended September 30, 2000, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in CIGNA's 1999 Annual Report to Shareholders (pages 10 through 22), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA's business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, recognition of which was deferred because the sale was structured as an indemnity reinsurance arrangement. The gain will be recognized over the remaining life (approximately 10 to 15 years) of the reinsured business. An after-tax gain of $3 million for the third quarter of 2000 and $4 million for the nine months of 2000 was recognized in Other Operations.

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

Sale of property and casualty business. On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on the sale was $1.2 billion. In 1999, CIGNA began reporting this business as discontinued operations.

Brazilian investments. In the third quarter of 1999, CIGNA recognized an after-tax charge of $400 million attributable to certain Brazilian investments. See page 16 for more information about these investments.

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

Health care regulation. Efforts are underway in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Various regulatory agencies have increased their scrutiny of the industry. Regulatory and operational changes could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over "managed care reform" and "patients' bill of rights" legislation is expected to continue.

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

Class action lawsuits and other litigation. CIGNA and several health care industry competitors have had proposed class action lawsuits filed against them by a coalition of plaintiffs' lawyers. These lawsuits allege violations under RICO and ERISA. CIGNA is routinely involved in lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. Although the outcome of litigation is always uncertain, CIGNA does not believe that any litigation currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information, see Note 8 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

Segment Reporting Changes

For information regarding changes to segment reporting, which were effective in the first quarter of 2000, see Note 7 to the Financial Statements.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$4,110	$3,782	$12,155	$11,102
Net investment income	739	762	2,189	2,217
Other revenues	180	156	525	557
Realized investment
gains (losses)	(3)	(11)	19	13

Total revenues	5,026	4,689	14,888	13,889
Benefits and expenses	4,596	4,752	13,792	13,115

Income (loss)
before taxes	430	(63)	1,096	774
Income taxes	152	69	386	367

Income (loss) from
continuing operations	278	(132)	710	407
Less realized investment
gains (losses), net of
taxes	(3)	(8)	12	8

Operating income (loss)	$281	$(124)	$698	$399

Operating Income

Operating income is defined as net income excluding after-tax realized investment results and, in 1999, also excluding the results of discontinued operations and the cumulative effect of adopting Statement of Position 97-3 (see Note 2 to the Financial Statements). The following table presents operating income adjusted for certain nonrecurring items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Operating income (loss)	$281	$(124)	$698	$399
Charges for the run-off
reinsurance business
(see Other Operations
on page 17)	--	--	127	--
Charge related to certain
Brazilian investments	--	400	--	400
Restructuring costs	--	10	--	10
Gain on sale of partial
interest in Japanese life
insurance operation	--	--	--	(43)

Adjusted operating income	$281	$286	$825	$766

The decline in adjusted operating income for the third quarter of 2000 primarily reflects lower investment income in Corporate and the absence of earnings from the reinsurance business (a portion of which was sold and the remainder placed into run-off). These declines were partially offset by improved operating results in Employee Health Care, Life and Disability Benefits and International Life, Health and Employee Benefits.

The increase in adjusted operating income for the nine months of 2000 primarily reflects improved operating results in CIGNA's Employee Health Care, Life and Disability Benefits segment and the absence of losses from a Brazilian health care operation that CIGNA exited in 1999, partially offset by lower earnings from the reinsurance business and lower investment income in Corporate.

Outlook for 2000

Excluding the nonrecurring items presented in the preceding table, management expects full year adjusted operating income to improve in 2000 over 1999 adjusted operating income of $1.06 billion. However, such improvement could be adversely affected by factors such as those noted in the cautionary statement on page 21.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$3,395	$3,127	$9,940	$9,149
Net investment income	149	141	450	428
Other revenues	151	121	429	379

Segment revenues	3,695	3,389	10,819	9,956
Benefits and expenses	3,385	3,113	9,952	9,184

Income before taxes	310	276	867	772
Income taxes	110	98	311	273

Operating income	$200	$178	$556	$499

Realized investment
gains (losses), net
of taxes	$2	$(6)	$13	$3

Operating Income

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 12% for the third quarter and 11% for the nine months of 2000 compared with the same periods last year. CIGNA categorizes this segment into Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations. Indemnity includes medical and dental indemnity, disability and group life insurance operations.

Operating income for the HMO and Indemnity operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

HMO operations	$116	$104	$346	$293
Indemnity operations	84	74	210	206

Total	$200	$178	$556	$499

HMO results include net unfavorable after-tax adjustments from account reviews of $4 million in the third quarter and net favorable after-tax adjustments from account reviews of $7 million in the nine months of 2000. In 1999, HMO results include net favorable after-tax adjustments from account reviews of $6 million in the third quarter and $18 million in the nine months. Excluding these adjustments, the improvement in operating results for the third quarter and nine months of 2000 primarily reflects:

•	higher earnings in the specialty health care operations (managed behavioral health, medical cost and utilization management, managed dental and managed pharmacy programs);
•	improved results in the guaranteed cost HMO business due to rate increases, partially offset by increased medical costs (primarily higher outpatient and pharmacy costs); and,
•	for the nine months of 2000, higher earnings in HMO alternative funding programs reflecting membership growth and fee increases.

For the third quarter of 2000, the increases in earnings were partially offset by lower results in the HMO alternative funding programs due to increased operating expenses.

Indemnity results for the third quarter and nine months of 2000 reflect higher earnings for experience-rated and Administrative Services Only (ASO) health care business (ASO increase due to fee increases and membership growth), partially offset by lower earnings on long-term disability business due to unfavorable underwriting and claims management.

Premiums and Fees

Premiums and fees increased 9% for the third quarter and for the nine months of 2000, primarily due to HMO and medical indemnity rate increases and membership growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$3,395	$3,127	$9,940	$9,149
Premium equivalents	4,568	4,008	13,247	11,426

Adjusted premiums
and fees	$7,963	$7,135	$23,187	$20,575

The increases in premium equivalents are primarily due to membership growth in HMO and PPO (Preferred Provider Organization) alternative funding programs and the effect of higher medical costs under these programs.

Net Investment Income

Net investment income increased 6% for the third quarter and 5% for the nine months of 2000, reflecting higher invested assets.

Medical Membership

HMO medical membership totaled approximately 7.2 million as of September 30, 2000, representing increases of 7% since September 30, 1999 and 6% since December 31, 1999. These increases primarily reflect membership growth in alternative funding programs.

Indemnity medical membership was estimated to be approximately 7.1 million as of September 30, 2000, representing increases of 7% since September 30, 1999 and December 31, 1999. These increases primarily reflect growth in medical PPO membership.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$84	$83	$275	$243
Net investment income	411	409	1,206	1,199

Segment revenues	495	492	1,481	1,442
Benefits and expenses	404	395	1,203	1,153

Income before taxes	91	97	278	289
Income taxes	28	31	86	93

Operating income	$63	$66	$192	$196

Realized investment
gains (losses), net
of taxes	$(6)	$(1)	$--	$6

Operating Income

Operating income for the third quarter and nine months of 2000 decreased compared with the same periods of 1999 reflecting increased operating expenses and a shift of assets to lower margin products (separate account equity funds), partially offset by higher earnings from an increased asset base in separate accounts and improved results from non-leveraged corporate life insurance business. Operating income for the nine months of 1999 also includes favorable nonrecurring adjustments totaling $3 million after-tax.

Premiums and Fees

Premiums and fees were level for the third quarter and increased 13% for the nine months of 2000 compared with the same periods last year. The increase for the nine months of 2000 primarily reflects higher fees from increased separate account assets and higher annuity sales.

Assets Under Management

Assets under management are a key determinant of earnings for this segment. The following table shows assets under management, including amounts attributable to separate accounts, and related activity for the nine months ended September 30. Assets under management will continue to be affected by market value fluctuations for fixed maturities and equity securities.

(In millions)	2000	1999

Balance - January 1	$55,754	$52,929
Premiums and deposits	7,797	6,292
Investment results	3,418	2,785
Decrease in fair value of assets	(1,295)	(898)
Customer withdrawals	(2,730)	(3,780)
Other, including participant
withdrawals and benefit payments	(5,949)	(4,505)

Balance - September 30	$56,995	$52,823

Premiums and deposits. For the first nine months of 2000, 49% of premiums and deposits were from existing customers, and 51% were from sales to new customers and new plan sales to existing customers. For the first nine months of 1999, 63% of premiums and deposits were from existing customers, and 37% were from sales to new customers and new plan sales to existing customers.

Investment results. Investment results increased 23% for the nine months of 2000 due to an increased asset base and higher realized capital gains.

Fair value of assets. The fair value of assets decreased for the nine months of 2000 primarily from market value depreciation of equity securities in the separate accounts.

Customer withdrawals. The decrease in customer withdrawals in 2000 is primarily due to several large withdrawals from defined contribution customers in 1999.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$515	$409	$1,524	$1,203
Net investment income	34	29	105	91
Other revenues	--	--	2	71

Segment revenues	549	438	1,631	1,365
Benefits and expenses	525	911	1,580	1,757

Income (loss) before taxes	24	(473)	51	(392)
Income taxes (benefits)	9	(76)	18	(42)

Operating income (loss)	15	(397)	33	(350)
Charge related to certain
Brazilian investments	--	400	--	400
Restructuring costs	--	3	--	3
Gain on sale of partial
interest in Japanese life
insurance operation	--	--	--	(43)

Adjusted operating income	$15	$6	$33	$10

Realized investment losses,
net of taxes	$--	$--	$(1)	$(1)

Operating Income

Adjusted operating income for the third quarter of 2000 reflects improved results in the Japanese life insurance operation and other Asian operations, partially offset by higher expenses for international growth initiatives.

Adjusted operating income for the nine months of 2000 primarily reflects the absence of losses from a Brazilian health care operation that CIGNA exited in 1999 (approximately $15 million of losses in the nine months), improved results in the Japanese life insurance operation and other Asian operations as well as higher sales of products for expatriate employees of multinational companies. These improvements were partially offset by higher expenses for international growth initiatives.

Brazilian Operations

During the third quarter of 1999, CIGNA completed a review of its Brazilian operations, including analyses of future estimated cash flows. These operations consisted primarily of a health care operation and a managed health care business. After completing this review, CIGNA decided to withdraw from the health care operation but continues to operate the managed health care business. As a result, CIGNA recorded an aggregate after-tax charge of $400 million, consisting of the following items:

•	$305 million for the carrying value of the health care operation from which CIGNA is withdrawing, certain loans guaranteed by CIGNA and exit costs; and
•	$95 million for impairment of other investments, primarily goodwill.

CIGNA's withdrawal from the health care operation could be challenged. While the outcome of any regulatory or legal actions cannot be determined, CIGNA does not expect that such actions would result in additional losses material to its consolidated results of operations, liquidity or financial condition.

Premiums and Fees

Premiums and fees increased 26% for the third quarter and 27% for the nine months of 2000 compared with the same periods last year. Excluding the effects of foreign currency changes, premiums and fees increased 17% for the third quarter and 21% for the nine months of 2000. These increases reflect:

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

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Premiums and fees	$116	$163	$416	$507
Net investment income	133	140	387	447
Other revenues	49	48	141	143

Segment revenues	298	351	944	1,097
Benefits and expenses	270	294	1,023	924

Income (loss) before taxes	28	57	(79)	173
Income taxes (benefits)	9	20	(30)	60

Operating income (loss)	19	37	(49)	113
Charges for the run-off
reinsurance business	--	--	127	--

Adjusted operating income	$19	$37	$78	$113

Realized investment gains
(losses), net of taxes	$1	$(1)	$--	$--

Other Operations consist of:

•

the deferred gain recognized from the 1998 sale of the individual life insurance and annuity business ($14 million after-tax for the third quarter and $43 million after-tax for the nine months of 2000, and $15 million after-tax for the third quarter and $46 million after-tax for the nine months of 1999);

•

the deferred gain recognized from the 2000 sale of certain reinsurance operations as discussed in Acquisitions and Dispositions on page 11 ($3 million after-tax for the third quarter and $4 million after-tax for the nine months of 2000);

•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	reinsurance operations (consisting of the sold reinsurance operations prior to the date of sale and the run-off reinsurance business);
•	settlement annuity business; and
•	certain new business initiatives.

Operating Income

Adjusted operating income for the third quarter of 2000 reflects the absence of earnings from the reinsurance business as well as higher expenses for new initiatives of CIGNA's investment management services. Results for the nine months of 2000 also reflect lower earnings from reinsurance operations prior to the sale (excluding the charges noted in the table above).

Reinsurance Charges

In the second quarter of 2000, CIGNA reflected charges for the run-off reinsurance business totaling $127 million after-tax, as follows:

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

Premiums and Fees

Premiums and fees decreased 29% for the third quarter and 18% for the nine months of 2000, primarily due to lower premiums from reinsurance business.

Net Investment Income

Net investment income decreased 5% for the third quarter and 13% for the nine months of 2000, primarily reflecting lower assets from leveraged corporate life insurance.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the third quarter and nine months of 2000, revenues of $77 million and $222 million and operating income of $10 million and $26 million were from products affected by this legislation.

Unicover. The run-off reinsurance operations include a 35% share in the primary layer of a workers' compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims. Disputes have arisen regarding this reinsurance (retrocessional) coverage of the pool. Two of the retrocessionaires have commenced arbitration against Unicover and the pool members seeking recission or damages. In addition, these retrocessionaires have commenced a separate arbitration in the United Kingdom asserting that CIGNA participates in an upper layer of reinsurance for the pool, which CIGNA denies. Resolution of these matters is likely to take some time. Although the outcome of these matters is uncertain, CIGNA does not expect them to result in losses material to CIGNA's consolidated results of operations, liquidity or financial condition.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Operating loss	$(16)	$(8)	$(34)	$(59)

Corporate includes amounts not allocated to operating segments, such as:

•	interest expense on corporate debt;
•	net investment income on unallocated investments;
•	intersegment eliminations; and
•	certain corporate overhead expenses (see Note 7 to the Financial Statements for information regarding a change in the allocation of these expenses).

The increased operating loss for the third quarter of 2000 primarily reflects lower net investment income on unallocated corporate investments (primarily attributable to a reduction in investments due to share repurchase activity), partially offset by the allocation of certain overhead expenses to the operating segments in 2000 and the absence of a $7 million after-tax restructuring charge recognized in the third quarter of 1999.

The lower operating loss for the nine months of 2000 primarily reflects the allocation of certain corporate overhead expenses to the operating segments in 2000 and the absence of the restructuring charge noted above, partially offset by lower net investment income.

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

Cash flows from continuing operations for the nine months ended September 30 were as follows:

(In millions)	2000	1999

Operating activities	$1,226	$1,025
Investing activities	$(666)	$1,105
Financing activities	$(750)	$(2,404)

Cash and cash equivalents decreased $215 million in 2000 and $135 million in 1999. Cash flows from investing and financing activities are due to the following:

2000:

•	Cash used in investing activities consisted of net investment purchases, partially offset by net sales of short-term investments to fund the repurchase of CIGNA's common stock.
•

Cash used in financing activities consisted of payments of dividends on and repurchase of CIGNA's common stock ($1.6 billion) and repayment of debt ($55 million), partially offset by net deposits and interest credited to contractholder deposit funds ($860 million).

1999:

•	Cash provided by investing activities primarily reflected $3.45 billion of proceeds received upon the sale of the property and casualty business, partially offset by net investment purchases.
•

Cash used in financing activities primarily reflected the payment of dividends on and repurchase of CIGNA's common stock ($1.8 billion) and net withdrawals from contractholder deposit funds ($395 million).

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

CIGNA had $1.3 billion of long-term debt outstanding at September 30, 2000 and $1.4 billion at December 31, 1999. At September 30, 2000, CIGNA had $1.0 billion remaining under effective shelf registration statements filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

At September 30, 2000, CIGNA's short-term debt amounted to $46 million, a decrease of $11 million from December 31, 1999.

Stock repurchase activity for the nine months ended September 30 was as follows:

	2000	1999

Shares repurchased	17.2 million	20.4 million
Cost of shares repurchased	$1.4 billion	$1.8 billion
Average price per share	$83.21	$87.69

On September 27, 2000, CIGNA's Board of Directors increased the share repurchase authorization by an additional $500 million. From October 1, 2000 through November 2, 2000, an additional 576,000 shares were repurchased for $64 million. The total remaining under CIGNA's share repurchase authorization as of November 2, 2000 was $739 million.

INVESTMENT ASSETS - CONTINUING OPERATIONS

Information regarding investment assets held by CIGNA is presented below. Additional information regarding CIGNA's investment assets and related accounting policies is included in Notes 2, 4 and 5 to the 1999 Financial Statements and in CIGNA's 1999 Form 10-K.

(In millions)	September 30, 2000	December 31, 1999

Fixed maturities	$24,526	$22,944
Equity securities	604	585
Mortgage loans	9,700	9,737
Policy loans	3,063	3,079
Real estate	599	789
Other long-term investments	818	821
Short-term investments	118	950

Total investment assets	$39,428	$38,905

A significant portion of CIGNA's investment assets are attributable to experience-rated contracts with policyholders (policyholder contracts). The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	September 30, 2000	December 31, 1999

Fixed maturities	38%	36%
Mortgage loans	58%	59%
Real estate	63%	65%
Other long-term investments	67%	66%

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

The following table presents problem and potential problem bonds and mortgage loans as well as real estate held for sale, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	September 30, 2000	December 31, 1999

Problem bonds (including
$14 at both dates related
to emerging market investments)	$138	$151
Potential problem bonds	$67	$77
Problem mortgage loans	$73	$85
Potential problem mortgage loans	$211	$149
Real estate held for sale	$181	$312

Summary

CIGNA's investment asset write-downs and changes in valuation reserves reduced CIGNA's net income by $11 million for the third quarter and $25 million for the nine months of 2000, compared with $2 million and $12 million in the same periods of 1999. Investment asset write-downs and changes in valuation reserves resulted in losses attributable to policyholder contracts of $10 million for the third quarter and $27 million for the nine months of 2000, compared with $2 million and $11 million in the same periods of 1999. The effect of non-accruals was not material to CIGNA's results of operations, liquidity, financial condition and policyholder contracts for these periods.

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

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

     CIGNA described three purported class action lawsuits in its Form 10-K for the fiscal year ended December 31, 1999. The lawsuits challenge in general terms the mechanisms used by managed care companies in connection with the delivery of or payment for health care services. In October 2000, the Judicial Panel on Multidistrict Litigation ordered that the Pickney and Mangieri cases, along with other cases filed against other companies in the managed care industry, be consolidated for pre-trial proceedings in federal district court in Miami. All three cases remain in preliminary stages and CIGNA continues to defend each of them vigorously.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended September 30, 2000 and as of the filing date, CIGNA filed the following Reports on Form 8-K:

	•	dated November 2, 2000, Item 5 - containing a news release regarding its third quarter 2000 results.

	•	dated August 1, 2000, Item 5 - containing a news release regarding its second quarter 2000 results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/ James A. Sears
James A. Sears
Vice President and
Chief Accounting Officer

Date: November 3, 2000

Exhibit Index

Number	Description	Method of Filing

10.1	Amendment No. 1 to the CIGNA Corporation Stock Plan	Filed herewith

10.2	Amendment No. 1 to the CIGNA Long-Term Incentive Plan	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

27	Financial Data Schedule	Included only in the EDGAR version of the Form 10-Q