Form 10-K405
period 2000-12-31
CIGNA CORP
filed 2001-03-08
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended December 31, 2000
OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission file number 1-8323

CIGNA Corporation
(Exact name of registrant as specified in its charter)

Delaware	06-1059331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Liberty Place, Philadelphia, Pennsylvania	19192
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code (215) 761-1000

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.25;	New York Stock Exchange, Inc.
Preferred Stock	Pacific Exchange, Inc.
Purchase Rights	Philadelphia Stock Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001, was approximately $16.5 billion.

     As of January 31, 2001, 152,127,215 shares of the registrant’s Common Stock were outstanding.

     Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2000. Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated March 23, 2001.

PART I

Item 1. BUSINESS

A.  Description of Business

     CIGNA Corporation had consolidated shareholders' equity of $5.4 billion and assets of $95.1 billion as of December 31, 2000, and revenues of $20.0 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned employee benefits organizations in the United States. Its subsidiaries are major providers of employee benefits offered through the workplace, including health care products and services, group life, accident and disability insurance, retirement products and services and investment management. CIGNA's major insurance subsidiary, Connecticut General Life Insurance Company ("CG Life"), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

     As used in this document, "CIGNA" and the "Company" may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this document.

     CIGNA's revenues are derived principally from premiums and fees and investment income. CIGNA conducts its business through subsidiaries in the following operating divisions, the financial results of which are reported in the following segments:

o	Employee Health Care, Life and Disability Benefits Segment (beginning on page 5).

o	CIGNA HealthCare
o	CIGNA Group Insurance

o	Employee Retirement Benefits and Investment Services Segment (beginning on page 17).

o	CIGNA Retirement & Investment Services

o	International Life, Health and Employee Benefits Segment (beginning on page 23).

o	CIGNA International

In addition, Other Operations (beginning on page 27) includes:

o	the deferred gain related to the sale of CIGNA's individual life insurance and annuity business and reinsurance business; and
o

the results of CIGNA's retained reinsurance business, corporate life insurance business on which policy loans are outstanding, settlement annuity business, and non-insurance operations engaged primarily in investment and real estate activities.

     Investment results produced by CIGNA Retirement and Investment Services on behalf of CIGNA's insurance operations are reported in each segment's results.

Recent Transaction

     As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and, accordingly, stopped underwriting new reinsurance business. For additional information about the sale and the run-off businesses, see page 21 of the Management's Discussion and Analysis ("MD&A")section of, and Note 3 to the Financial Statements included in, CIGNA's 2000 Annual Report to Shareholders ("Annual Report").

B.  Financial Information about Industry Segments

     Financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to 1999 and 1998 financial information to conform to the 2000 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 1999, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA's rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

     Financial data for each of CIGNA's business segments is set forth in Note 15 and financial information for foreign operations is set forth in Note 16 to the Financial Statements included in CIGNA's Annual Report.

C.  Employee Health Care, Life and Disability Benefits

Principal Products and Markets

     CIGNA's Employee Health Care, Life and Disability Benefits operations offer a wide range of managed care and indemnity products and services to meet the needs of employers of all sizes. These products and services are provided by subsidiaries of CIGNA Corporation.

     The customers of these operations range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, professional and other associations, government-sponsored programs and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

     The following table sets forth the principal product categories of this segment and their related net premiums and fees and premium equivalents. Management believes that business volume is best measured by premiums and fees plus premium equivalents (called adjusted premiums and fees). Premium equivalents generally equal paid claims under alternative funding programs. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or retrospectively experience-rated programs. See page 12 for a description of these funding arrangements.

	Premiums and Fees	Premium Equivalents	Adjusted Premiums and Fees
Year ended December 31, 2000	(In millions)
Managed Care:
Guaranteed Cost:
Commercial	$3,724	$--	$3,724
Medicare, Medicaid and other	1,345	--	1,345
Experience-rated and alternative funding
(including Gatekeeper PPOs)	1,185	6,769	7,954
Dental	407	--	407

Total Managed Care	6,661	6,769	13,430

Indemnity:
Medical	3,607	9,092	12,699
Life	1,764	--	1,764
Long-term Disability	556	69	625
Dental	483	1,776	2,259
Accidental Death and Dismemberment	230	--	230
Short-term Disability	102	76	178
Other	22	--	22

Total Indemnity	6,764	11,013	17,777

Total	$13,425	$17,782	$31,207

	Premiums and Fees	Premium Equivalents	Adjusted Premiums and Fees
	(In millions)
Year ended December 31, 1999
Managed Care:
Guaranteed Cost:
Commercial	$3,363	$--	$3,363
Medicare, Medicaid and other	1,501	--	1,501
Experience-rated and alternative funding
(including Gatekeeper PPOs)	1,030	5,832	6,862
Dental	419	--	419

Total Managed Care	6,313	5,832	12,145

Indemnity:
Medical	3,001	7,728	10,729
Life	1,800	--	1,800
Long-term Disability	498	72	570
Dental	454	1,684	2,138
Accidental Death and Dismemberment	198	--	198
Short-term Disability	93	69	162
Other	46	--	46

Total Indemnity	6,090	9,553	15,643

Total	$12,403	$15,385	$27,788

Year ended December 31, 1998
Managed Care:
Guaranteed Cost:

Commercial	$3,506	$--	$3,506
Medicare, Medicaid and other	1,152	--	1,152
Experience-rated and alternative funding
(including Gatekeeper PPOs)	890	4,687	5,577
Dental	394	--	394

Total Managed Care	5,942	4,687	10,629

Indemnity:
Medical	2,563	6,699	9,262
Life	1,755	--	1,755
Long-term Disability	443	64	507
Dental	400	1,553	1,953
Accidental Death and Dismemberment	196	--	196
Short-term Disability	79	36	115
Other	43	--	43

Total Indemnity	5,479	8,352	13,831

Total	$11,421	$13,039	$24,460

Health Care Products and Services

     Health care products constitute the segment's principal product line. CIGNA provides a wide array of health care products to satisfy the health benefit needs of employers and their employees. The products offered include the following:

o	medical and dental indemnity products;

o	managed care products, such as:

o	medical health maintenance organizations ("HMOs"),
o	managed dental programs,
o	managed behavioral health and substance abuse products and services,
o	medical cost and utilization management products and services, and
o	managed pharmacy programs; and

o	preferred provider organizations ("PPOs") and point-of-service plans.

Medical and Dental Indemnity Products

     These indemnity products generally do not restrict provider choice. However, because there are no negotiated arrangements with physicians or hospitals to control unit costs and there is limited management over the utilization of services, the costs of such products to customers are higher than managed care products. Under indemnity arrangements, insureds usually pay deductibles and coinsurance, subject to annual out-of-pocket maximums, and their benefits may also be subject to annual (under dental products) or lifetime maximum limits.

Managed Care Products

     CIGNA also offers comprehensive managed care products, including medical, dental, behavioral health and pharmacy products. CIGNA promotes the delivery of quality care under its managed care products through programs that credential practitioners and medical facilities, by meeting the quality standards set by federal and state agencies, and by meeting external accreditation agency standards.

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

     To be credentialed, CIGNA requires the medical facilities with which it contracts to have an unrestricted state license, no sanctions by the Department of Health and Human Services, accreditation by an approved accrediting organization and adequate malpractice and general liability coverage. CIGNA requires these medical facilities to be recredentialed every three years.

     CIGNA also seeks accreditation of its domestic HMOs by the National Committee for Quality Assurance ("NCQA"). The NCQA is a nationally recognized independent, not-for-profit organization dedicated to assessing, measuring and reporting on the quality of managed care plans. As of December 31, 2000, 100% of CIGNA's domestic HMOs have gone through the NCQA accreditation process, with 86% receiving a commendable or higher rating by the NCQA.

     Managed care products provide for an effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products include those described below.

     Medical HMOs. HMOs are generally the most cost-efficient form of health care coverage. Members typically choose a primary care physician from CIGNA's provider network. Primary care physicians are responsible for the member's primary medical and preventive care. Generally, a member must receive a referral from his or her primary care physician to receive coverage if seeing a medical specialist or receiving institutional care.

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

     Most providers are paid by CIGNA on a contracted fee-for-service or other service-specific basis. Certain of CIGNA's HMO providers receive a monthly predetermined fee (capitation) from CIGNA to cover the cost of certain services available to each HMO member, regardless of the medical services actually provided to each member. Capitation arrangements shift some of the financial risk from CIGNA to the providers and promote a higher degree of provider-driven utilization management.

     In some cases, capitated providers subcontract with other providers for certain health care services. In the event that the capitated provider is paid but fails to pay its subcontracted providers, the subcontracted providers or regulators may attempt to look to the CIGNA HMO for payment. To maintain the provider network and ensure continuity of care to its members, the CIGNA HMO may, in some cases, make additional payments to the providers. CIGNA HMOs typically require a satisfactory letter of credit or other financial guarantee from the intermediary to protect it from this possible exposure. Older contracts with intermediaries may not have this protection.

     The table below shows the number of IPA, staff and mixed model HMOs as of December 31:

	2000	1999	1998
IPA Models	57	58	59
Staff Models	2	3	3
Mixed Models	3	4	5

     As of December 31, 2000, CIGNA's HMO networks included approximately 288,000 physicians and 3,600 hospitals.

     CIGNA has contracted with the federal Health Care Financing Administration ("HCFA") to provide HMO coverage for Medicare-eligible individuals through certain HMO networks. These contracts provide for a fixed per member per month premium from HCFA based upon a formula that calculates the projected cost of services for each Medicare member. These amounts are updated annually. Members generally receive additional benefits over standard Medicare fee-for-service coverage, including pharmacy and vision coverage and reduced cost sharing co-pays. In some instances, members pay a premium to CIGNA for these additional benefits. CIGNA is also a participating provider in the fee-for-service Medicare program, furnishing outpatient and, in one location, inpatient care to Medicare-eligible individuals. Reimbursement for these services is made by HCFA pursuant to laws and regulations governing the Medicare program. Currently, HCFA reimburses each outpatient service in accordance with fee schedules based on historical cost information filed by the participating CIGNA subsidiary. HCFA reimburses inpatient stays at a case rate based on the patient's diagnosis. Effective January 1, 2001, CIGNA exited all but two Medicare markets, after concluding that it could not viably sustain the business over time.

     CIGNA also has contracted with two state agencies to offer coverage for individuals eligible for Medicaid and with the Office of Personnel Management ("OPM") for the federal employees program. Benefits are generally determined by the contracting agencies. Medicaid premiums are determined by the contracting agency, while CIGNA agrees upon rates with OPM for the federal employee plan.

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

     Managed Behavioral Health. CIGNA also provides managed behavioral health and employee assistance program services to HMOs, insurers and employers. CIGNA provides this coverage through a national network of independent behavioral health providers and facilities. While some independent providers receive a monthly capitation amount, regardless of the services provided to members, most are paid on a contracted fee-for-service basis. Members pay a fixed co-payment for most services.

     Medical Cost and Utilization Management, and Managed Pharmacy Programs. In addition, CIGNA provides disability management and medical cost containment services to help insurers and employers optimize the quality relative to the cost of their benefit programs. CIGNA also provides managed pharmacy benefit programs to HMO and indemnity customers, and mail order and on-line pharmaceutical fulfillment services.

PPOs and Point-of-Service Products

     CIGNA offers products that combine features of both indemnity and managed care products. These products are PPOs and point-of-service plans.

Preferred Provider Organizations

     CIGNA has contractual arrangements with doctors, hospitals and other independent providers to form PPOs. CIGNA has both medical and dental PPO networks. Under a typical PPO plan, a participant may choose (with certain exceptions) any health care provider. Within applicable state requirements and restrictions, CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who are generally paid on a discounted basis, than it does for care obtained from non-contracted providers. As of December 31, 2000, 1999 and 1998, CIGNA had 137, 128 and 112 medical PPO networks. CIGNA's national dental PPO network has approximately 50,000 participating dentists.

     When a medical PPO uses a contracted primary care physician to make referrals to specialists and other health care providers ("Gatekeeper PPO"), a higher reimbursement level is usually available only if participants first consult their contracted primary care physician before using other providers. As of December 31, 2000, 1999 and 1998, CIGNA had 38, 37 and 36 Gatekeeper PPO networks in addition to its medical PPO networks that do not require referrals from the primary care physician.

Point-of-Service Products

     Under point-of-service products, participants generally pay no, or a small, fixed co-payment to use CIGNA's network providers. Alternatively, participants may choose to go directly, without a referral, to non-network providers. Use of non-network providers is subject to certain deductibles and coinsurance that are generally more costly to the participants than those offered under traditional indemnity arrangements. Participants in point-of-service plans are considered HMO members for purposes of the table on page 11.

Covered Lives

     CIGNA's managed care and indemnity products covered the following approximate number of lives for the periods presented. Covered lives include participants under guaranteed cost, retrospectively experience-rated and alternative funding programs, which are described under "Funding Arrangements" beginning on page 12.

Approximate Number of Covered Lives

	As of December 31,

	2000	1999	1998

	(In thousands)
Medical Covered Lives
Managed Care:
Guaranteed Cost:
Commercial	2,033	1,923	2,172
Medicare and Medicaid	204	262	210
Experience-rated and alternative funding
(including Gatekeeper PPOs)	4,997	4,555	4,102

Total Managed Care	7,234	6,740	6,484

Indemnity (estimated):
Medical	2,017	2,432	2,818
Medical PPO (excluding Gatekeeper PPOs)	5,062	4,185	3,384

Total Indemnity	7,079	6,617	6,202

Total Medical Covered Lives	14,313	13,357	12,686

Behavioral Care	12,347	10,271	9,076

Dental Covered Lives:
Managed Care	2,833	2,898	2,900
Indemnity and Dental PPO (estimated)	10,246	10,827	10,493

Total Dental Covered Lives	13,079	13,725	13,393

Life, Accident and Disability Insurance Products and Services

     CIGNA also offers group life insurance, accidental death and dismemberment insurance, and long-term and short-term disability insurance products and services. Group insurance products are marketed to employers, employees, professional and other associations and other groups.

     Group life insurance products offered include group term life, group universal life and group variable universal life insurance. Group term life insurance may be employer-paid basic life insurance or employee-paid supplemental life insurance, and also may be offered through groups other than employers and unions. Group universal life insurance is a voluntary life insurance product in which the owner may accumulate cash value, which is guaranteed. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed rate, and may be borrowed, withdrawn, or used to fund future life insurance coverage. With group variable universal life insurance, the cash value varies directly with the performance of the underlying investments and neither the return nor the principal is guaranteed.

     Approximately 6,800 group life insurance policies covering approximately 17.6 million lives were outstanding as of December 31, 2000. The following table shows group life insurance in force and cancellation data.

	Year Ended December 31,

	2000	1999	1998
	(In billions)

In force, end of year	$444	$459	$488

Cancellations (lapses
and expirations)	$50	$60	$36

     CIGNA markets group long-term and short-term disability products in all states and statutorily required disability plans in certain states. CIGNA's integrated disability products coordinate short-term disability, long-term disability and workers' compensation with health care coverages to provide increased efficiency and effectiveness in disability claims management. These products generally provide a fixed level of income to replace a portion of wages lost because of disability. They also provide assistance in return to work and assistance to the employer in managing the cost of employee disability.

     CIGNA offers personal accident coverage, which consists primarily of accidental death and dismemberment and travel accident insurance, to employers, associations and other groups.

Distribution

     CIGNA employs group sales representatives to distribute the indemnity and managed health care products of this segment through national and other insurance brokers, through insurance consultants and directly to employers. CIGNA also employs representatives to sell disability management, medical and disability cost containment, and managed behavioral health and employee assistance program services directly to insurance companies, HMOs and employer groups. As of December 31, 2000, the field sales force for the products of this segment consisted of approximately 725 sales representatives in 107 field locations.

Funding Arrangements

     The segment's indemnity and managed care products are offered through guaranteed cost, retrospectively experience-rated and alternative funding arrangements. Customers may combine funding arrangements to benefit from the features of more than one.

     Under guaranteed cost arrangements, CIGNA charges a premium and bears the risk for costs incurred in excess of the premium.

     Under retrospectively experience-rated arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period and may be adjusted at the end of the policy period based on the actual incurred costs over the policy period. CIGNA generally bears the risk for costs incurred in excess of premiums, but has the ability to recover this excess from policyholders that renew their contracts with CIGNA. For additional discussion, see "Pricing, Reserves and Reinsurance" below.

     Alternative funding arrangements consist primarily of ASO plans and "minimum premium" programs. Under ASO plans, the plan sponsor, rather than CIGNA, assumes the risk for costs incurred.

     Under ASO plans, CIGNA provides claims processing, health quality and cost containment services (through its provider networks) or utilization management programs, or a combination of these services, in exchange for an administrative services fee. The plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both.

     Minimum premium programs combine insurance protection with self-funding. The policyholder self-funds claims up to a predetermined aggregate, maximum amount and CIGNA bears the risk for claims in excess of that amount, but has the ability to recover this excess from policyholders that renew their contracts with CIGNA.

     In 2000, the distribution of earned premiums and fees and adjusted premiums and fees among funding arrangements was as follows:

	Premiums and Fees	Adjusted Premiums and Fees

Guaranteed cost	54%	24%
Retrospectively
experience-rated	35%	14%
Alternative funding
arrangements	11%	62%

Total	100%	100%

     Alternative funding programs and their effect on CIGNA's results are more fully described on page 23 of the MD&A section of CIGNA's Annual Report.

Pricing, Reserves and Reinsurance

     Premiums and fees charged for most insured group indemnity and managed care products are generally set in advance of the policy period and are guaranteed for a one-year duration. Premiums and fees charged for disability and life insurance products are often guaranteed for two years, and occasionally for three years, but contracts may be subject to termination. Premium rates are established either on a guaranteed cost basis or using a retrospective experience rating methodology. Charges to customers established on a guaranteed cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period.

     A guaranteed cost pricing methodology reflects assumptions about future claims, expenses, credit risk, enrollment mix, investment returns, competitive considerations and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience. Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups. In addition, pricing for products that use networks of contracted providers also reflects assumptions about the impact of provider contracts on future claims. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be filed and approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

     Premiums established for retrospectively experience-rated business may be adjusted for the actual claim and administrative cost experience of the account through an experience settlement process subsequent to the policy period. To the extent that the cost experience is favorable in relation to the assumptions in the prospectively determined premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund. If claim experience is adverse in relation to the assumptions in the initial premiums, the resulting experience deficit may be recoverable, according to contractual provisions, through future premiums and experience settlements, provided the contract remains in force.

     CIGNA has contractual arrangements with HCFA to provide health care benefits to Medicare-eligible individuals in HMO and fee-for-service programs in two markets. Although CIGNA establishes the benefits offered and premiums charged to its Medicare enrollees, HCFA determines reimbursements to CIGNA for Medicare-covered benefits, and its reimbursement decisions affect the profit margin for these products.

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

     As of December 31, 2000, approximately $2.7 billion, or 35%, of the reserves comprise liabilities that could be paid within one year, primarily for medical and dental indemnity and managed care health claims, as well as group life and accident claims. The remainder primarily includes liabilities for group long-term disability benefits, group life insurance benefits for disabled and retired individuals, and benefits paid in the form of annuities to survivors.

     CIGNA credits interest on fund balances to experience-rated policyholders through rates that are either set at CIGNA's discretion or based on actual investment performance. Generally, for interest-crediting rates set at CIGNA's discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2000, the rates of interest credited ranged from 4.6% to 8.2%, with a weighted average rate of 5.0%.

     The profitability of indemnity products depends on the adequacy of premiums charged relative to claims and expenses. For medical and dental indemnity and managed care products, profitability reflects the accuracy of projections for health care inflation (unit cost and utilization), the adequacy of fees charged for administration and risk assumption and, in the case of managed care products, effective medical cost management. For disability products, profitability reflects effective medical and rehabilitation management.

     CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

     Group indemnity insurance and managed care businesses are highly competitive. No one competitor or small number of competitors dominates the health care market, although in certain locations some HMOs may have significant market share positions. A large number of insurance companies and other entities compete in offering similar products. Competition in the health care market exists both for employer-policyholders and for the employees in those instances where the employer offers employees the choice of products of more than one company. Most group policies are subject to annual review by the policyholder, which may seek competitive quotations prior to renewal.

     The principal competitive factors that affect this segment are quality of service; scope, cost-effectiveness and quality of provider networks for health care products; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer as indicated by ratings issued by nationally recognized rating agencies is also a competitive factor. For more information concerning insurance ratings, see "Ratings" beginning on page 39.

     CIGNA believes that its size and product breadth, funding options, cost management capabilities, product and service quality and financial strength and discipline are strategic competitive advantages. Because of its product breadth, CIGNA is able to respond to the preferences of employers and their employees in areas such as provider choice, network breadth, funding flexibility and cost control.

     The principal competitors of CIGNA's group indemnity and managed care businesses are:

o	the other large life and health insurance companies that provide group life and health insurance products;
o	Blue Cross and Blue Shield organizations;
o	stand-alone HMOs and PPOs;
o	HMOs affiliated with major insurance companies and hospitals; and
o	national managed pharmacy, behavioral health and cost containment services companies.

     Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is beginning to emerge. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology. Management believes that it has the capabilities to allow it to compete against both the traditional and new competitors.

     CIGNA is one of the largest investor-owned providers of group life and health indemnity insurance, based on premiums and premium equivalents, and one of the largest investor-owned HMOs, based on the number of members. It is the leading provider of group accident insurance, and one of the largest providers of group long-term disability coverages, based on premiums.

Technology

     CIGNA's health care, life and disability benefits businesses are highly dependent on automated systems and systems applications.

These businesses are working to improve their system infrastructure, standardize business processes and design more flexible, easier-to-use products. CIGNA will convert its health care business to newly designed systems and processes over the next several years, which could result in some decline in customer retention and data conversion issues. These businesses are also working to develop Internet capabilities through the CIGNA.com website to communicate and connect with employers, employees, providers and other constituents. CIGNA's health care operations offer on-line provider directories, health information and prescription drug fulfillment. Among other things, the technology efforts of this business are intended to enhance the accuracy of transactions and improve productivity and customer service, while reducing medical and administrative costs.

Health Care Regulation

     Efforts continue in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA's health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care or member satisfaction. Debate at the federal level over "managed care reform" and "patients' bill of rights" legislation is expected to continue.

     Other matters that have been under consideration and that could have an adverse effect on CIGNA's health care operations include:

o	mandated benefits or services that increase costs without improving the quality of care;
o	narrowing of the Employer Retirement Income Security Act of 1974 ("ERISA") preemption of state tort laws;
o	changes in ERISA regulations imposing increased administrative burdens and costs;
o	restrictions on the use of prescription drug formularies;
o	privacy legislation and regulations that interfere with the ability to properly use medical information for research, coordination of medical care and disease management; and
o	proposed legislation that would exempt independent physicians from the antitrust laws.

     In addition, the health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

     See pages 36 through 38 for further information about regulation of CIGNA's businesses and pages 41 and 42 for a description of proposed class action lawsuits against CIGNA.

D.  Employee Retirement Benefits and Investment Services

General

     CIGNA's Employee Retirement Benefits and Investment Services businesses provide investment products and professional services to sponsors of qualified pension, profit sharing and retirement savings plans. This segment's businesses also offer corporate life insurance, principally to Fortune 1000 companies, and operate a retail broker-dealer operation. Except for certain investment management services provided by unaffiliated entities, as described below, the products and services related to this segment are provided by CIGNA subsidiaries. Deposits and assets under management for this segment ("Retirement Assets under Management") for the year ended December 31 were as follows:

	2000	1999	1998
	(In millions)

Deposits:
Defined Contribution	$7,480	$5,964	$5,366
Defined Benefit	1,654	1,910	1,878
Other, including GICs(1)	102	202	357
Corporate Life Insurance(2)	602	324	359
Investment Advisory Accounts(3)	104	106	55

Total Deposits	$9,942	$8,506	$8,015

Retirement Assets Under Management:
By Account:
General Account(4):
Fully Guaranteed	$4,145	$4,015	$4,243
Experience-rated	15,510	14,802	15,802

	19,655	18,817	20,045
Separate Accounts	30,889	32,500	29,036
Corporate Life Insurance(2)	3,725	2,960	2,573
Investment Advisory Accounts(3)	885	1,477	1,275

Total	$55,154	$55,754	$52,929

By Plan Type:
Defined Contribution	$30,620	$30,576	$28,176
Defined Benefit	18,370	19,294	19,378
Other, including GICs(1)	1,554	1,447	1,527
Corporate Life Insurance(2)	3,725	2,960	2,573
Investment Advisory Accounts(3)	885	1,477	1,275

Total	$55,154	$55,754	$52,929

Assets under management include assets managed by third-party managers.
(1)	This category also supports defined benefit and defined contribution plans.
(2)

Corporate Life Insurance consists of general and separate account assets. Corporate Life Insurance excludes corporate life insurance on which policy loans are outstanding. For a discussion of corporate life insurance on which policy loans are outstanding, see "Other Operations" beginning on page 27.

(3)	Investment advisory accounts include assets for individual retirement account investments and retail brokerage services provided through the broker dealer operation.
(4)

General Account assets under management (Defined Contribution, Defined Benefit and Other, including guaranteed investment contracts ("GICs")) reflect adjustments to fair value on fixed income and certain other investments of $74 million as of December 31, 2000, $(147) million as of December 31, 1999, and $585 million as of December 31, 1998.

Principal Products and Markets

     CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. The largest category of Retirement Assets under Management relates to defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace for a number of years. Defined contribution plan assets amounted to 56% of Retirement Assets under Management as of December 31, 2000, compared with 55% as of December 31, 1999. The second largest category of Retirement Assets under Management relates to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

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

     CIGNA markets a Total Retirement Servicessm offering, which integrates tax qualified and non-qualified defined contribution and defined benefit products and services. Non-qualified plans are primarily used to provide supplemental retirement benefits to highly compensated employees in addition to the benefits offered under the qualified plan. Total Retirement Servicessm plans accounted for approximately 24% of Retirement Assets under Management as of December 31, 2000, compared with 22% as of December 31, 1999.

     For defined contribution plans, principally 401(k) plans, CIGNA markets products that offer investment management plan and participant recordkeeping and plan administrator support services. CIGNA's defined contribution plans also offer employee communications, enrollment, plan design, technological support and other consulting services. For defined benefit plans, CIGNA offers investment services and administrative and professional services, including recordkeeping, plan administrator support services, plan documentation, and actuarial valuation and consulting.

     CIGNA also provides a wide range of retail brokerage products and services. A primary focus of the retail operation is offering individual retirement account rollover products and related brokerage services to terminating plan participants. In addition, CIGNA's broker-dealer operation manages a self-directed brokerage account feature in CIGNA-administered 401(k) plans as well as other retail brokerage accounts.

     In addition, CIGNA offers single premium annuities, on both guaranteed and experience-rated bases, and guaranteed investment contracts ("GICs"), which provide guarantees of principal and interest with a fixed maturity date.

     CIGNA's investment operations manage Retirement Assets under Management either directly or through contractual arrangements under which CIGNA selects and oversees sub-advisors who invest assets based on guidelines determined by CIGNA ("Sub-advisory Arrangements"). In addition, unaffiliated third-party managers, including Fidelity Investments, American Century, AIM and Janus, manage a portion of the Retirement Assets under Management in funds independent of CIGNA. The percentage of Retirement Assets under Management managed through each of these methods as of December 31, 2000 is set forth below.

Direct	63%
Sub-advisory	10%
Independent	27%

     For additional information about CIGNA's investment operations, see

"Investments and Investment Income" beginning on page 29.

     Both defined benefit and defined contribution pension products are supported by the general asset account ("General Account") and segregated accounts ("Separate Accounts").

The General Account

     The General Account primarily invests in fixed income assets, and supports both fully guaranteed and experience-rated contracts. As of December 31, 2000, the General Account-supported contracts accounted for 37% of the underlying investments in both the defined benefit and defined contribution plans, compared with 35% as of December 31, 1999.

     Fully guaranteed contracts consist of single premium annuities and GICs. Single premium annuities accounted for $2.6 billion of this segment's General Account assets under management as of December 31, 2000 and 1999. GICs accounted for $1.5 billion as of December 31, 2000 and $1.4 billion as of December 31, 1999.

     For 2000 and 1999, the interest rate on reserves for single premium annuities and the interest rate credited on GICs ranged from 3.25% to 12.76%, with a weighted average of 7.70% in 2000 and 7.64% in 1999. CIGNA's single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to CIGNA's liquidity or capital resources.

     Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to contractholders through credited interest and termination provisions, subject to a guarantee of a minimum level of benefits.

     Credited interest rates for pooled, experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six-month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by CIGNA from time to time. Credited interest rates reflect investment income and realized gains and losses (including the effect of non-accruals and impairments). Credited interest rates for 2000 ranged from 5.55% to 9.00% with a weighted average rate of 6.59%, compared with a range from 5.25% to 8.50% with a weighted average rate of 6.71% for 1999.

     The termination provisions of $3.5 billion, or 100%, of CIGNA's liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $3.3 billion, or 31%, of CIGNA's liability for experience-rated defined contribution contracts supported by the General Account, provide the contractholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments.

     Under the market value option, CIGNA determines the market value of the underlying investments by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate is based on current market interest rates.

     Under the installment option, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula designed to pass investment income and gains and losses (reflecting non-accruals and impairments) through to contractholders.

     The termination provisions of the remaining $7.5 billion, or 69%, of CIGNA's liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at contractholder termination. Under certain circumstances, payout of book value is subject to deferral over a period of five to ten years, depending on the policy form.

Separate Accounts

     Separate Account assets are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of CIGNA's other businesses. The investment income, gains and losses of these accounts generally accrue to the contractholders and are not included in CIGNA's revenues and expenses. CIGNA realizes fee income for the investment management and other services it provides for Separate Account contractholders. The Separate Accounts allow contractholders the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, short-term securities, mutual funds and funds managed by third-party managers.

     As of December 31, 2000, Separate Account investments accounted for 63% of the underlying investments in both defined benefit and defined contribution plans, compared with 65% as of December 31, 1999. As of December 31, 2000, approximately $26.6 billion, or 86%, of the assets in the Separate Accounts supported experience-rated contracts under which the risks and benefits of investment performance generally accrue to the contractholders, compared with approximately $28.0 billion, or 86%, of Separate Account assets as of December 31, 1999.

     The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 2000 the amount of minimum benefit guarantees under these contracts was $4.3 billion compared with $4.5 billion as of December 31, 1999. CIGNA establishes a liability if management believes that CIGNA will be required to make a payment under a Separate Account guarantee. For additional information, see Note 17 to CIGNA's 2000 Financial Statements included in CIGNA's Annual Report.

Persistency

     CIGNA monitors contract termination experience on an ongoing basis. Of those defined contribution and defined benefits assets under management subject to withdrawal, persistency was 91.3% for 2000, 91.6% for 1999 and 89.8% for 1998.

Corporate Life Insurance

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

     Interest is credited on nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 2000 ranged from 4.00% to 6.56%, with a weighted average rate of 5.87%, compared with a range from 4.00% to 6.00%, with a weighted average rate of 5.65% for 1999.

     In 1996, Congress passed tax legislation that has affected premium and earnings growth of certain corporate life insurance business on which policy loans are outstanding. The corporate life insurance affected by the 1996 legislation is reported in "Other Operations" beginning on page 27.

Distribution

     CIGNA's retirement products and services are distributed primarily through a salaried direct sales force, pension plan consultants, investment advisors and other service providers. As of December 31, 2000, the sales organization consisted of 46 salaried sales associates and 78 client service representatives and administrative personnel located in offices across the United States. In addition, CIGNA's broker-dealer operation also offers benefit plan participants and other customers a range of IRA rollover investments and retail brokerage services through 40 registered representatives. Corporate life insurance products are sold primarily through a limited number of specialty brokers.

Pricing, Reserves and Reinsurance

     Premiums for annuities and corporate life insurance are based on assumptions about mortality, persistency, expenses, target profit margins, interest rates and competitive considerations. The long-term profitability of annuities and corporate life insurance products is affected by the degree to which future experience deviates from these assumptions. Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the contractholder's fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable premium products, may be adjusted prospectively to reflect expected interest and mortality experience.

     CIGNA establishes reserves for experience-rated contracts in an amount equivalent to the contractholder funds on deposit with it, adjusted for estimated investment and mortality experience. Profitability on these contracts is based primarily on margins from charges for investment and administrative services and risk assumption. For fully guaranteed contracts, the reserve established is the present value of expected future obligations based on assumptions about mortality, investment returns, expenses and target profits, with a margin for adverse deviation. Profitability on guaranteed cost contracts is affected by the degree to which future experience deviates from these assumptions.

     For corporate life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder's fund balance. In addition, CIGNA establishes loss reserves for losses incurred but not paid, based on prior claim experience.

     CIGNA reduces its exposure to large single life losses and to multiple losses arising out of a single occurrence under corporate life insurance contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

     The retirement plan marketplace is highly competitive. CIGNA's competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. Competition focuses on service, technology, cost, variety of investment options, investment performance and financial strength.

     The largest single retirement plan manager holds less than a 7% market share, as measured by assets under management. Based on a survey published in "Pensions & Investments," CIGNA estimates that its Retirement Assets under Management placed CIGNA 29th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

     CIGNA ranked 12th overall in terms of 401(k) plan assets under management according to a separate survey published in "Pensions & Investments." As of December 31, 2000, 401(k) plan assets constituted approximately 82% of CIGNA's defined contribution assets under management, and 45% of Retirement Assets under Management.

     The corporate life insurance marketplace is also highly competitive. CIGNA principally competes with a significant number of the largest domestic life insurance companies that may offer one or more corporate life insurance products. Competition in this market focuses primarily on product design, underwriting, price, administrative servicing capabilities and insurer financial strength, as indicated by ratings issued by nationally recognized agencies.

     For more information concerning insurance ratings, see "Ratings" beginning on page 39.

Technology

     CIGNA's Employee Retirement Benefits and Investment Services businesses are highly dependent on automated systems and systems applications. These businesses have worked to improve their system infrastructure. In addition, CIGNA has developed Internet offerings in support of its retirement services products. These offerings include: access to retirement account information for participants in employer-sponsored retirement plans; information about CIGNA retirement plans; self-service advisory and financial planning capabilities to help participants evaluate and manage their retirement portfolios; and employer-sponsored information for plan participants in retirement planning and investment strategies.

E.  International Life, Health and Employee Benefits

Principal Products and Markets

     CIGNA's international life, health and employee benefits operations ("International") provide various coverages, products and services in selected markets outside the United States, including the United Kingdom, Latin America (principally Brazil and Chile), Japan and elsewhere in Asia (principally Hong Kong, Korea and Taiwan).

     The coverages, products and services of this segment, which are provided by subsidiaries of CIGNA Corporation, include individual and group life and accident-and-health, health care, and pension products.

     The following table sets forth the principal lines of business of this segment and their related net earned premiums and fees.

	Year Ended December 31,

	2000	1999	1998

	(In millions)
Japanese Life Operation:
Individual Life	$813	$630	$487
Individual Health	538	430	271

Subtotal	1,351	1,060	758
Health Care	401	358	277
Life, Accident and Health	290	224	192

Total Premiums and Fees	$2,042	$1,642	$1,227

     International's life insurance operation in Japan (the "Japanese Life Operation") primarily markets individual insurance, including whole life, endowment, variable life and term life insurance products, as well as individual health products that supplement government-provided coverages. Because policy terms and conditions are required to be approved by a Japanese governmental organization, there is a high degree of standardization of products in this market.

     CIGNA sold a 29% interest in its Japanese Life Operation to Yasuda Fire & Marine Insurance Company Ltd. ("Yasuda") in 1999 and an additional 21% interest in January 2001, reducing CIGNA's equity interest in this business to 40%. As a result, CIGNA will no longer consolidate the assets, liabilities, revenues and expenses of this operation on a prospective basis. Segment revenues attributable to this operation were $1.4 billion in 2000, and operating income (which excludes earnings attributable to the minority interest) was $56 million. For additional information, see Note 3 to CIGNA's 2000 Financial Statements included in CIGNA's Annual Report.

     CIGNA is considering selling its remaining interest in the Japanese Life Operation to Yasuda. During 2001, CIGNA expects to stop recognizing earnings from these operations, depending on the ultimate sales price and CIGNA's ability to pursue other alternatives.

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

     Life and accident-and-health products are designed to meet the insurance, savings and investment needs of consumers outside of U.S. insurance markets. These products are marketed on both group and individual bases. Traditional life insurance products include term, whole life, endowment and products with variable investment returns. Supplemental products include accidental death, medical, hospitalization and income protection coverages.

     International has made several acquisitions of, and investments in, health care operations in recent years, including in Brazil and Chile. During 1999, CIGNA completed a review of its Brazilian operations, which consisted primarily of a management contract for one of the largest health care operations in Brazil and a staff model HMO. As a result of the review, CIGNA decided to withdraw from the management contract but to continue to operate the HMO.

     International has established representative offices in China and India, to facilitate the development of profitable business opportunities. International has also established start-up operations and joint venture operations to participate, respectively, in the pension markets in Brazil and Japan, where the company expects developing opportunities to sell defined contribution products.

     CIGNA intends to pursue international growth through acquisitions, joint ventures and other investments. This strategy will result in additional start-up costs and initial losses.

     CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see pages 26 and 31 of the MD&A section and Notes 2(Q) and 16 to CIGNA's 2000 Financial Statements included in its Annual Report.

Distribution

     International distributes its products through a combination of captive agents, independent agents, agents of strategic partners, financial institutions and various direct marketing channels. Japanese Life Operation products are distributed through approximately 19,000 agents, of which about 16,000 are Yasuda agents. Life and accident-and-health products are distributed through agents and financial institutions, and through direct marketing and telemarketing methods under a variety of sponsored arrangements. Health care products are distributed through independent brokers and agents as well as the company's own sales personnel.

Pricing, Reserves and Reinsurance

     Premiums for life, accident and health insurance products are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins, as well as interest rates and competitive considerations. The profitability of these products is affected by the degree to which future experience deviates from these assumptions.

     Fees for variable universal life insurance products consist of mortality charges, administrative load, surrender charges and profit load assessed against the contractholder's fund balance. Mortality charges on variable universal life insurance products may be adjusted prospectively to reflect changes in expected mortality experience.

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

F.  Other Operations

     Other Operations consist of:

o	deferred gain recognition from the 1998 sale of the individual life insurance and annuity business;
o	deferred gain recognition from the 2000 sale of the U.S. individual life, group life and accidental death reinsurance businesses;
o	reinsurance operations (including the sold reinsurance operations prior to the date of sale and the remaining reinsurance operations, which have been placed into run-off);
o	corporate life insurance business on which policy loans are outstanding ("leveraged corporate life insurance");
o	settlement annuity business; and
o	certain investment management services initiatives.

     The products and services related to these operations are offered by subsidiaries of CIGNA Corporation.

     CIGNA sold its individual life insurance and annuity business in 1998. A portion of the gain was deferred because the principal agreement to sell this business was an indemnity reinsurance arrangement. The deferred portion is being recognized at the rate that earnings from the sold business would have been expected to emerge, primarily over 15 years on a declining basis. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. For further information about this transaction, see page 21 of the MD&A section and Note 3 to CIGNA's 2000 Financial Statements included in its Annual Report.

     As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement. The gain will be recognized on a declining basis over the remaining life of the reinsured business, primarily over 15 years. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. As described on page 3, CIGNA has placed its remaining reinsurance businesses into run-off ("run-off reinsurance business").

     For the run-off reinsurance business, CIGNA has established policy reserves that reflect the present value of expected future obligations less the present value of expected premiums. In addition, CIGNA establishes loss reserves for claims received but not yet paid, based on the amount of the claim received, and for losses incurred but not reported, based on prior claim experience.

     The run-off reinsurance business includes specialty life reinsurance contracts that contain certain guarantees for variable annuities. One type of reinsurance contract guarantees minimum income benefits based on unfavorable changes in variable annuity account values. The other type guarantees a minimum death benefit, also based on unfavorable changes in variable annuity account values. The variable annuity account values are based on underlying domestic equity and bond mutual fund investments. For those reinsurance contracts that guarantee minimum income benefits, CIGNA has purchased reinsurance from third parties, which substantially reduces the risk of these contracts. For those reinsurance contracts that guarantee a minimum death benefit, CIGNA has established reserves for the liabilities that are considered likely to arise from these contracts. Nevertheless, the guarantees under these contracts are subject to equity market risk in the event of significant and sustained stock market declines.

     The run-off reinsurance business also includes approximately a 35% share in the primary layer of a workers' compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. In addition, two of the retrocessionaires have commenced a separate arbitration in the United Kingdom asserting that CIGNA provides additional retrocessional coverage to them, which CIGNA denies.

     The run-off reinsurance business ceded other reinsurance business in the London market. Some retrocessionaires are disputing the validity of these reinsurance contracts with CIGNA. Arbitration over some of these disputes has commenced.

     Resolution of these matters is likely to take some time and the outcomes are uncertain. If some or all of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA's liquidity or financial condition.

     For additional information, see page 27 of the MD&A section and Note 13 of CIGNA's Annual Report.

     In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance. The legislation has adversely affected the premiums and earnings of CIGNA's leveraged corporate life insurance business. The full effect of this legislation on customers' decisions to maintain these policies is uncertain. However, customers could fully or partially surrender these policies. No new policies have been sold since 1997. For additional information on the impact of the legislation, see page 27 of the MD&A section of CIGNA's Annual Report.

     CIGNA's settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with the majority of payments guaranteed and not contingent on survivorship.

G.  Investments and Investment Income

     CIGNA's investment operations provide investment management and related services in the United States and certain other countries for CIGNA's corporate and insurance-related invested assets and for group pension plan sponsors, institutions, international investors and individual investors. CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and short-term investments. CIGNA's investment operations also develop structured investment products. The products and services for CIGNA's investment operations are provided by CIGNA subsidiaries.

     As shown in the chart on page 30, CIGNA's assets under management at December 31, 2000 totaled $89.0 billion. These assets consist of the following:

o	Invested Assets. These include the insurance and retirement-related assets that CIGNA holds in the General Account and other corporate invested assets.

o	Advisory Portfolio Assets. These include:
o

Separate Account Assets, which are contractholder funds maintained in accounts with specific investment objectives, principally for CIGNA's defined contribution and defined benefit customers. Although Separate Account Assets are separately presented on CIGNA's balance sheet, the investment income, gains and losses on Separate Accounts generally accrue to the Contractholders and are not included in CIGNA's revenues and expenses.

o

Third Party Account Assets, which are customer assets that CIGNA manages, but for which the customer retains title. These assets are not reflected in CIGNA's balance sheet, and investment income, gains and losses are excluded from CIGNA's revenues and expenses.

ASSETS UNDER MANAGEMENT
DECEMBER 31, 2000
(In millions)

Invested Assets
Employee Health Care, Life and Disability Benefits	$8,350
Employee Retirement Benefits and Investment Services	21,246
International Life, Health and Employee Benefits	3,644
Other Operations	6,566
Corporate	2

Total Invested Assets			$39,808

Advisory Portfolio Assets

Separate Accounts
Employee Health Care, Life and Disability Benefits	1,943
Employee Retirement Benefits and Investment Services	33,059
International Life, Health and Employee Benefits	134
Other Operations	1,880

Total Separate Accounts		$37,016

Third Party Accounts
Ace Limited (1)	6,523
Other Third Party Accounts (2)	5,697

Total Third Party Accounts		12,220

Total Advisory Portfolio Assets			49,236

Total Assets Under Management			$89,044

(1) These assets were transferred by CIGNA to ACE Limited in 1999 in connection with the sale of CIGNA’s property and casualty business, but, as part of the sale transaction, continue to be managed by CIGNA for a five-year period (until July 2, 2004), subject to performance conditions.
(2) Includes investment advisory assets managed by the Employee Retirement Benefits and Investment Services segment.

     Assets under management for CIGNA include $55.2 billion in assets under management for the Employee Retirement Benefits and Investment Services segment. For additional information about the assets under management for that segment, and additional information about General and Separate Accounts, see "Employee Retirement Benefits and Investment Services—Principal Products and Markets" beginning on page 18.

     CIGNA’s investment operations directly manage 100% of the Invested Assets. CIGNA manages a portion of the Advisory Portfolio Assets directly and a portion through Sub-advisory Arrangements. Unaffiliated third-party managers also manage a portion of the Advisory Portfolio Assets in funds independent of CIGNA. The percentage of assets managed through each of these methods as of December 31, 2000 is set forth below.

Direct	54%
Sub-advisory	12%
Independent	34%

     In recent years, asset allocations, particularly among retirement accounts, have shifted in part from fixed income securities or stable value options such as CIGNA's General Account to equity securities in advisory portfolios. Prior to 1999, this allocation shift resulted in an increase in equity assets invested in independent funds of unaffiliated third-party managers. Through increased product offerings that use Sub-advisory Arrangements and the addition in 2000 of an actively managed small cap equity capability, the percentage of equity securities managed by unaffiliated third-party managers has decreased, and the percentage of equity assets managed directly and through Sub-advisory Arrangements has increased, as shown below.

Management of Equity Assets	2000	1999	1998
Direct	30%	22%	17%
Sub-advisory	18%	15%	9%
Independent	52%	63%	74%

Types of Investments

     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities, and redeemable preferred stocks. CIGNA's investment in asset-backed securities includes investments in collateralized mortgage obligations ("CMOs"). CIGNA's CMO holdings are concentrated in securities with limited prepayment, extension and default risk. For additional information about asset-backed securities, see page 30 of the MD&A section of CIGNA's Annual Report.

Domestic Employee Benefits Investments

     The major portfolios under management in CIGNA's General Account consist of the combined assets of the Employee Health Care, Life and Disability Benefits segment, the Employee Retirement Benefits and Investment Services segment and Other Operations (collectively, "Domestic Employee Benefits portfolios"). CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA's insurance and contractholder liabilities as of December 31, 2000, excluding liabilities of businesses sold through use of reinsurance, were associated with the following products: experience-rated pension, 37%; fully guaranteed investment and annuity, 18%; interest-sensitive life insurance, 15%; and other life and health, 30%. These products, and the investment assets supporting them, are described below.

     Experience-rated pension products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments.

     Fully guaranteed products primarily include guaranteed investment contracts ("GICs"), single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2000, the duration of assets and liabilities was approximately 2 years for GICs, 7 years for single premium annuities, and 11 years for settlement annuities.

     Interest-sensitive products primarily consist of corporate life insurance products. Invested assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

     Other life and health products consist of various group and individual life, health and disability products. The supporting invested assets are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short-term investments and public securities. Assets supporting longer-term group disability benefits and group life waiver of premium benefits are generally managed to an aggregate duration similar to that of the related benefit cash flows.

Investment Strategy

     Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments (especially in private asset classes), economic conditions, interest rates and asset allocation decisions.

     CIGNA routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. Such factors include industry sector considerations for fixed maturity investments, and geographic and property-type considerations for mortgage loan and real estate investments. Most international fixed maturity investments are government-backed.

Fixed Maturities

     CIGNA's fixed maturity investments, including policyholder share, as of December 31, 2000, constituted 59% of the Domestic Employee Benefits portfolios. As of that date, approximately 37% of fixed maturity investments was attributable to experience-rated pension contracts. CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the National Association of Insurance Commissioners (for both public and private investments). For information about below investment grade holdings, see page 29 of the MD&A section of CIGNA's Annual Report.

Mortgages and Real Estate

     CIGNA's mortgage loan investments, including policyholder share, constituted 27% of the Domestic Employee Benefits portfolios as of December 31, 2000. As of that date, approximately 59% of mortgage loan investments was attributable to experience-rated pension contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower's financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests in fully completed and substantially leased commercial properties. Virtually all of CIGNA's mortgage loans are bullet or balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

     CIGNA's real estate investments are held to produce income or for sale. Real estate investments, including policyholder share, constituted 1% of the Domestic Employee Benefits portfolios as of December 31, 2000. As of that date, 60% of real estate investments was attributable to experience-rated pension contracts.

     Real estate investments held to produce income are actively managed to maximize operating income. These investments consist primarily of stabilized commercial properties and are diversified relative to property type and location. CIGNA acquires most real estate held for sale through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties held for sale, a process that usually takes from two to four years unless management considers a near-term sale preferable. CIGNA sold $140 million of foreclosed properties in 2000 and $49 million in 1999 and expects to sell additional foreclosed properties in 2001.

Derivative Instruments

     CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize insurance customers' market risks. For information about CIGNA's use of derivative financial instruments, see Notes 2(B) and 4(F) to CIGNA's 2000 Financial Statements included in its Annual Report.

     See pages 29 through 31 of the MD&A section and Notes 2, 4 and 5 to CIGNA's 2000 Financial Statements included in its Annual Report for additional information about CIGNA's investments.

     The following tables summarize the distribution of investments attributable to CIGNA's Domestic Employee Benefits portfolios and the related net investment income from such investments. Approximately 47% of the investments in the Domestic Employee Benefits portfolios is attributable to experience-rated pension contracts with policyholders.

Domestic Employee Benefits Investments	As of December 31,

	2000	1999	1998

	(In millions)
Fixed maturities:
Bonds:
Consumer products	$2,684	$2,574	$2,755
Manufacturing	2,303	2,330	2,406
Finance	2,467	2,179	2,349
Energy	2,204	2,078	2,287
Public utilities	1,530	1,256	1,409
States, municipalities and political subdivisions	1,555	1,214	1,081
Transportation	1,258	1,050	1,149
U.S. government and government agencies and authorities	777	803	1,170
Foreign governments(1)	306	253	194
Other	394	250	296

Total bonds	15,478	13,987	15,096
Asset-backed securities:
United States government agencies, mortgage-backed	511	862	1,503
Other mortgage-backed	2,132	1,720	1,923
Other asset-backed	3,190	3,128	3,125
Redeemable preferred stocks	2	3	4

Total fixed maturities	21,313	19,700	21,651

Equity securities:
Common stocks:
Industrial and miscellaneous	430	468	365
Banks, trust and insurance companies	48	44	46
Public utilities	16	11	27

Total common stocks	494	523	438
Non-redeemable preferred stocks	19	23	14

Total equity securities	513	546	452

Mortgage loans:
Commercial:
Office buildings	4,127	3,878	3,578
Retail facilities	3,069	3,181	3,275
Apartments	1,262	1,327	1,421
Industrial	592	730	653
Hotels	599	505	463
Other	118	115	207

Total mortgages	9,767	9,736	9,597

Policy loans	2,924	3,006	6,090
Real estate	525	786	724
Other long-term investments	1,001	810	549
Short-term investments	119	167	214

Total investments	$36,162	$34,751	$39,277

These amounts do not include Separate Account assets. See Note 2(D) to the Financial Statements of CIGNA's Annual Report for a discussion of the method of valuation of investments.
(1) Comprises fixed maturities of sovereign foreign governments.

Net Investment Income for Domestic	Year ended December 31,
Employee Benefits Investments	2000	1999	1998

	(In millions)
Fixed maturities	$1,637	$1,586	$1,608
Equity securities	10	9	8
Mortgage loans	773	813	800
Policy loans	201	257	459
Real estate	113	152	147
Other investments	121	85	86

Total	2,855	2,902	3,108
Less investment expenses	110	145	135

Net investment income, pre-tax	$2,745	$2,757	$2,973

Net investment yield(1)	7.80%	7.61%	7.77%

(1)

The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

International Employee Benefits and Corporate Investments

     In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio for CIGNA's International Life, Health and Employee Benefits segment ("International"). Invested assets for International and unallocated corporate investments totaled $3.6 billion as of December 31, 2000, $4.2 billion as of December 31, 1999 and $2.8 billion as of December 31, 1998. Investments include U.S. and international fixed maturities, policy loans, mortgage loans and short-term investments. Net investment income from these investments and from cash and cash equivalents was $197 million for 2000, $202 million for 1999 and $142 million for 1998.

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

     The extent of regulation of insurance subsidiaries and HMOs varies. Licensing of insurers, HMOs and their agents and the approval of policy forms are usually required.

     Most jurisdictions have laws and regulations governing rates, solvency, standards of conduct and various insurance and investment products. States often regulate standards for HMO quality assurance, minimum levels of benefits that must be offered and requirements for availability and continuity of care. Increasingly, states also are regulating the relationship between HMOs and their contracted providers, and are requiring submission of reports on medical utilization and other matters for managed care products.

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

     Most states and certain foreign jurisdictions require licensed insurance companies to support guaranty associations or indemnity funds, which are organized to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers in a particular state to pay such claims. These assessments are levied in proportion to the member insurers' relative shares of the lines of business that had been written by the insolvent insurer. The maximum assessment permitted by law in any one year is generally 2% of annual premiums written by each member in a particular state with respect to the categories of business involved and generally may be offset in some states over a five-year period against premium taxes payable.

     In addition, insurance and other companies are subject to a variety of assessments to fund insurance-related activities such as medical risk pools and operating expenses of state regulatory bodies. These assessments are levied on various bases, including companies' proportionate shares of aggregate written premiums and aggregate incurred or paid losses.

     Several states require HMOs to participate in guaranty funds, special risk pools and administrative funds. CIGNA expects additional states to consider revising their solvency standards and guaranty fund legislation to encompass HMOs. For additional information about guaranty fund and other assessments, see Note 17 to CIGNA's 2000 Financial Statements included in its Annual Report.

     Some states require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to insure risks not acceptable under normal underwriting standards.

     The National Association of Insurance Commissioners ("NAIC") has developed model solvency-related laws that many states have adopted. The NAIC also has developed risk-based capital rules ("RBC rules") for life and health insurance companies and HMOs that have been adopted by many states.

     The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer's adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

     In addition, various foreign jurisdictions prescribe minimum surplus requirements that are based upon liquidity and reserve coverage measures. As of December 31, 2000, CIGNA's life and health insurance and HMO subsidiaries were adequately capitalized under applicable RBC and foreign surplus rules.

     CIGNA's insurance subsidiaries are subject to state laws regulating insurers that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance subsidiary and the holding company or its other subsidiaries may require notification to, or be subject to the approval of, one or more state insurance commissioners.

     State and federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their future performance, may result in increased regulation. States have responded to concerns about marketing, advertising and administration of insurance by increasing the number and frequency of market conduct examinations and imposing larger penalties for violations of laws and regulations pertaining to these functions.

     CIGNA sells its products and services to sponsors of employee health care benefit plans that are typically governed by ERISA and, therefore, may be subject to requirements imposed on ERISA fiduciaries. Proposed revisions to ERISA's regulations could impose significant and costly changes in the claim payment and appeals procedures of health insurers and administrators.

     CIGNA's HMOs have offered Medicare programs, which are subject to federal regulation, in several markets. CIGNA notified the Health Care Financing Administration that effective January 1, 2001, it would offer Medicare HMO programs in only two markets. See page 9 for additional information.

     CIGNA participates in the Federal Employees Health Benefit Program in several markets and in some Medicaid programs. Participation in, or the billing of, federal government programs subjects the CIGNA entities to a variety of federal laws relating to these programs.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and other federal statutes subject health care insurers and HMOs to federal regulation. HIPAA imposes guaranteed issuance (for groups with fewer than 50 lives), renewal and portability requirements on health care insurers. HIPAA also, through its "Administrative Simplification" provisions, establishes new rules to standardize the electronic transmission of data relating to enrollment, eligibility, payment of claims and coordination of benefits among insurers, providers and health care clearinghouses. Required regulations for standardized identifiers for providers and employers and electronic security have been proposed. Final privacy regulations under HIPAA were issued in December 2000 but have been re-opened for public comment and possible revision. The regulations cover all aspects of the health care delivery system, and address the use and disclosure of personally identifiable health care information. Compliance with the currently issued privacy regulations is required by mid-2003, and would require significant systems enhancements, training and administrative efforts.

     In addition, increasing numbers of other federal and state laws, as well as proposed federal rules, impose or seek to impose new privacy standards. These standards affect how identifiable information about individual participants in employee benefit plans may be handled, used and disclosed.

     CIGNA expects federal and state legislatures to continue efforts to increase regulation of the health care industry. Private litigants,

particularly those represented by a coalition of plaintiffs' lawyers who have brought proposed class action lawsuits against CIGNA and health care industry competitors, seek to change certain operational practices of the industry. See page 16 for additional information.

     The "Gramm-Leach-Bliley Financial Modernization Act," enacted in 1999, removed many of the restrictions on affiliations among firms in different financial services businesses, notably banking, securities and insurance. The Act also contains provisions to protect the privacy of certain information on individuals held by insurance companies and financial institutions. Although it is too early to assess the effects of this legislation on CIGNA, the Act could result in additional competition in one or more of the markets in which CIGNA sells its products and services.

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

     Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. The principal agencies that rate the Company's insurance subsidiaries characterize their insurance rating scales as follows:

o	A.M. Best Company, Inc. ("A.M. Best"), A++ to S ("Superior" to "Suspended");
o	Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest");
o	Standard & Poor's Corp. ("S&P"),AAA to R ("Extremely Strong" to "Regulatory Action"); and
o	Fitch, Inc. ("Fitch"), AAA to D ("Exceptionally Strong" to "Order of Liquidation").

     As of February 28, 2001, the insurance financial strength ratings for CG Life were as follows:

CG Life Insurance Ratings(1)
A.M. Best	A+ ("Superior," 2nd of 16)
Moody's	Aa3 ("Excellent," 4th of 21)
S&P	AA ("Very Strong," 3rd of 21)
Fitch	AA+ ("Very strong," 2nd of 24)

(1) Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the agency's rating scale (e.g., CG Life's rating by A.M. Best is the 2nd highest rating awarded in its scale of 16).

     As of February 28, 2001, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A+ ("Superior," 2nd of 16), and by Moody's was A1 ("Good," 5th of 21).

     Debt ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. The principal agencies that rate CIGNA's senior debt characterize their rating scales as follows:

o	Moody's, Aaa to C ("Best" to "Lowest");
o	S&P, AAA to D ("Extremely Strong" to "Default"); and
o	Fitch, AAA to D ("Highest" to "Default").

     The commercial paper rating scales for those agencies are as follows:

o	Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime");
o	S&P, A-1+ to D ("Extremely Strong" to "Default"); and
o	Fitch, F-1+ to D ("Highest" to "Default").

     As of February 28, 2001, the debt ratings obtained from the following agencies were as follows:

Debt Ratings (1)
CIGNA CORPORATION

	Senior Debt	Commercial Paper
Moody's	A3 ("Upper-medium-grade," 7th of 21)	Prime-2 ("Strong," 2nd of 4)
S&P	A+ ("Strong," 5th of 22)	A-1 ("Strong," 2nd of 7)
Fitch	A+ ("High," 5th of 24)	F-1 ("Highest," 2nd of 7)

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

     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA's consolidated revenues in 2000. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

     CIGNA had approximately 43,200, 41,900, and 49,900 employees as of December 31, 2000, 1999 and 1998, respectively.

Item 2.  PROPERTIES

     CIGNA's headquarters are located in approximately 50,000 square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Group Insurance, CIGNA International, and CIGNA's staff support operations are located in leased premises of approximately 635,000 square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare and CIGNA Retirement & Investment Services are located in a complex of buildings owned by CIGNA, aggregating approximately 1.4 million total square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA Retirement & Investment Services also leases approximately 35,000 square feet at Four Times Square, New York, New York and approximately 295,000 square feet at 280 Trumbull Street, Hartford, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 14 to CIGNA's 2000 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.

Item 3.  LEGAL PROCEEDINGS

     Various CIGNA entities are defendants in several proposed class action lawsuits brought in federal court against the managed care industry by physicians and members of health plans. The lawsuits allege violations under one or more of the Employment Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organizations Act ("RICO") and various state laws. They challenge, in general terms, the mechanisms used by managed care companies in connection with the delivery of or payment for health care services. The complaints seek injunctive relief, unspecified damages (subject, in the case of RICO, to trebling) and attorneys' fees.

     Peterson v. Connecticut General Life Insurance Company was filed February 2, 2000 in the United States District Court for the Eastern District of Pennsylvania. CGLIC's motion to dismiss for failure to state a claim was granted and the plaintiff has filed an appeal in the U.S. Court of Appeals for the Third Circuit.

     The other federal cases against the Company are Shane v. Humana, Inc., et al. (CIGNA subsidiaries added as defendants in August 2000), Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), and Pickney v. CIGNA Corporation and CIGNA Health Corporation (filed November 22, 1999, in the United States District Court for the Southern District of Mississippi). Plaintiffs in the Shane and Mangieri cases are physicians, and in the Pickney case, a health plan subscriber. These cases have been transferred to the United States District Court for the Southern District of Florida, along with other cases against other managed care companies, for consolidated pretrial proceedings. CIGNA's motion to dismiss Pickney is pending. On March 2, 2001 the court dismissed several of the claims asserted by the physician plaintiffs, some with leave to amend. The court has not decided whether a class should be certified in any of the cases.

     In addition, CIGNA is a defendant in two federal cases brought by health plan subscribers filed September 7, 2000 in the U.S. District

Court for the District of Connecticut, Albert v. CIGNA Healthcare of Connecticut, Inc., et al. and State of Connecticut v. Anthem, et al. It is likely that these cases will be transferred to Florida and consolidated with the other actions pending there. CIGNA is also a defendant in state court cases filed by providers.

     Separately, ACE Limited v. CIGNA Corporation and CIGNA Holdings, Inc. was filed in United States District Court for the Southern District of New York on December 15, 2000 and amended on January 31, 2001. ACE asserts a claim for breach of contract arising out of its acquisition of CIGNA's property and casualty business, and seeks monetary damages.

     CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation is always uncertain. With the exception of certain reinsurance arbitration proceedings (the possible results of which are discussed on page 28), CIGNA does not believe that any legal proceedings currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Reference is made below to CG Life, which is a subsidiary of CIGNA. All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed.

ANDREA ANANIA, 48, Executive Vice President, Systems, beginning February 2001; Chief Information Officer since 1998; Senior Vice President, Systems, from 1998 until February 2001; Senior Vice President, Operations and Technology, of CIGNA Retirement and Investment Services from 1996 until 1998; and Senior Vice President, Systems, of CIGNA Retirement and Investment Services from 1995 until 1996.

MICHAEL W. BELL, 37, President of CIGNA Group Insurance since July 2000; Vice President of CIGNA Corporate Accounting and Planning from February 1997 until July 2000; and Vice President and Actuary of CIGNA HealthCare from July 1995 until January 1997.

H. EDWARD HANWAY, 49, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; President and a Director of CIGNA since January 1999; Chief Operating Officer of CIGNA from January 1999 until January 2000; President of CIGNA HealthCare from February 1996 until January 1999; and President of CIGNA International from February 1989 until February 1996.

THOMAS C. JONES, 54, President of CIGNA Retirement & Investment Services since April 2000; President of CIGNA Investment Management from October 1997 until April 2000; President of CG Life since March 1995; and President of CIGNA Individual Insurance from February 1995 until December 1997.

TERRY L. KENDALL, 54, President of CIGNA International Employee Benefits & Life Insurance since January 1999; Senior Vice President of CIGNA International from May 1998 until January 1999; and President and Chief Executive Officer of Golden American Life Insurance Company from September 1993 until April 1998. Golden American Life Insurance Company is a subsidiary of ING Group, a financial services company.

DONALD M. LEVINSON, 55, Executive Vice President of CIGNA since 1988, with responsibility for Human Resources and Services.

WILLIAM M. PASTORE, 52, President of CIGNA HealthCare since January 1999; Senior Vice President of CIGNA HealthCare from December 1995 until January 1999; and Vice President of National Service Operations at Citibank from December 1993 until December 1995. Citibank is a subsidiary of Citigroup, a financial services company.

JUDITH E. SOLTZ, 54, Executive Vice President and General Counsel beginning February 2001; Senior Vice President and Associate General Counsel, 1998 until February 2001; and Vice President, Corporate Tax, 1990 until 1998.

JAMES G. STEWART, 58, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Quarterly Financial Data--Stock and Dividend Data" on page 59 and under the caption "Stock Listing" on the inside back cover of CIGNA's Annual Report is incorporated by reference, as is the information from Note 8 to CIGNA's 2000 Financial Statements and the number of shareholders of record as of December 31, 2000 under the caption "Highlights" on page 3 of CIGNA's Annual Report.

Item 6.  SELECTED FINANCIAL DATA

     The five-year financial information under the caption "Highlights" on page 3 of CIGNA's Annual Report is incorporated by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 20 through 32 of CIGNA's Annual Report is incorporated by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Market Risk of Financial Instruments" on page 31 of CIGNA's Annual Report is incorporated by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CIGNA's Consolidated Financial Statements on pages 33 through 36 and the report of its independent accountants on page 58 of CIGNA's Annual Report are incorporated by reference, as is the unaudited information set forth under the caption "Quarterly Financial Data--Consolidated Results" on page 59.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  Directors of the Registrant

     The information under the captions "Management's nominees for terms to expire in April 2004" and "Directors who will continue in office" in CIGNA's proxy statement to be dated March 23, 2001 is incorporated by reference.

B.  Executive Officers of the Registrant

     See PART I -- "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" and "Non-employer Director compensation" in CIGNA's proxy statement to be dated March 23, 2001 is incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Stock held by directors and executive officers as of January 31, 2001" and "Largest Security

Holders" in CIGNA's proxy statement to be dated March 23, 2001 is incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Transactions with affiliates" in CIGNA's proxy statement to be dated March 23, 2001 is incorporated by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's Annual Report:

     Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998-- page 33.

     Consolidated Balance Sheets as of December 31, 2000 and 1999 —page 34.

     Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998 —page 35.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 —page 36.

     Notes to the Financial Statements —pages 37 through 57.

     Report of Independent Accountants, PricewaterhouseCoopers LLP — page 58.

     (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

     (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

     B. During the last quarter of the fiscal year ended December 31, 2000, the registrant filed a Report on Form 8-K dated November 2, 2000 containing a copy of a news release reporting its third quarter 2000 results and a Report on Form 8-K dated December 18, 2000 regarding Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: March 8, 2001

CIGNA Corporation

	By:	/s/ James G. Stewart
James G. Stewart Executive Vice President and Chief Financial Officer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2001.

Principal Executive Officer:		Directors:*

Robert P. Bauman
Robert H. Campbell
H. Edward Hanway*		Alfred C. DeCrane, Jr.
Chairman, Chief Executive Officer		Peter N. Larson
and a Director		Joseph Neubauer
Charles R. Shoemate
Louis W. Sullivan, M.D.
Harold A. Wagner
Principal Accounting Officer:		Carol Cox Wait
/s/ James A. Sears		Marilyn Ware

James A. Sears
Vice President and Chief Accounting
Officer
	*By:	/s/ Carol J. Ward
Carol J. Ward
Attorney-in-Fact

CIGNA CORPORATION AND SUBSIDIARIES

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's Annual Report.

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements referred to in our report dated February 8, 2001 appearing in the 2000 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 8, 2001

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS-- OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2000
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$533	$777	$777
States, municipalities and political subdivisions	1,489	1,555	1,555
Foreign governments	1,735	1,839	1,839
Public utilities	1,562	1,597	1,597
All other corporate bonds	12,972	13,173	13,173
Asset-backed securities:
United States government agencies,
mortgage-backed	495	511	511
Other mortgage-backed	2,115	2,132	2,132
Other asset-backed	3,260	3,190	3,190
Redeemable preferred stocks	2	2	2

Total fixed maturities	24,163	24,776	24,776

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	309	483	483
Banks, trust and insurance companies	23	51	51
Public utilities	8	16	16
Non-redeemable preferred stocks	19	19	19

Total equity securities	359	569	569

Mortgage loans on real estate	9,768		9,768
Policy loans	2,987		2,987
Real estate investments (including $249 million of
real estate acquired in satisfaction of debt)	528		528
Other long-term investments	1,014		1,014
Short-term investments	166		166

Total investments	$38,985		$39,808

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,

	2000	1999	1998

Interest income	$--	$1	$--
Intercompany income	1	1	2

Total revenues	1	2	2

Operating expenses:
Interest	102	113	123
Intercompany interest	258	73	42
Other	12	47	5

Total operating expenses	372	233	170

Loss before income taxes	(371)	(231)	(168)
Income tax benefit	(98)	(74)	(52)

Loss of parent company	(273)	(157)	(116)
Equity in income of subsidiaries from continuing operations	1,260	856	1,302

Income from continuing operations	987	699	1,186
Income from discontinued operations	--	1,166	106

Income before cumulative effect of accounting change	987	1,865	1,292
Cumulative effect of accounting change, net of taxes	--	(91)	--

Net income	$987	$1,774	$1,292

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,
		2000		1999

Assets:
Cash and cash equivalents		$1		$1
Investments in subsidiaries		11,340		10,855
Other assets		136		111

Total assets		$11,477		$10,967

Liabilities:
Intercompany		$4,382		$3,125
Short-term debt		145		53
Long-term debt		1,162		1,308
Other liabilities		375		332

Total liabilities		6,064		4,818

Shareholders' Equity:
Common stock (shares issued, 269; 267)		67		67
Additional paid-in capital		2,966		2,825
Net unrealized appreciation (depreciation)-- fixed
maturities	$163		$(36)
Net unrealized appreciation-- equity securities	130		184
Net translation of foreign currencies	4		18
Minimum pension liability adjustment	(76)		--

Accumulated other comprehensive income		221		166
Retained earnings		9,081		8,290
Less treasury stock, at cost		(6,922)		(5,199)

Total shareholders' equity		5,413		6,149

Total liabilities and shareholders' equity		$11,477		$10,967

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,

	2000	1999	1998

Cash Flows from Operating Activities:
Income from continuing operations	$987	$699	$1,186
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Equity in income of subsidiaries - continuing
operations	(1,260)	(856)	(1,302)
Dividends received from subsidiaries - continuing
operations	906	1,156	2,411
Other liabilities	--	152	(117)
Other, net	14	(31)	45

Net cash provided by operating activities of continuing
operations	647	1,120	2,223

Cash Flows from Investing Activities:
Capital contributions to subsidiaries - continuing
operations	--	--	(1,028)
Other, net	--	--	(17)

Net cash used in investing activities of continuing
operations	--	--	(1,045)

Cash Flows from Financing Activities:
Net change in intercompany debt	1,230	2,384	329
Net change in short-term debt	--	(257)	(348)
Repayment of long-term debt	(53)	(10)	(82)
Repurchase of common stock	(1,696)	(3,028)	(833)
Issuance of common stock	72	42	26
Common dividends paid	(200)	(238)	(243)

Net cash used in financing activities of
continuing operations	(647)	(1,107)	(1,151)

Net cash to discontinued operations	--	(13)	(27)

Net increase in cash and cash equivalents	--	--	--
Cash and cash equivalents, beginning of year	1	1	1

Cash and cash equivalents, end of year	$1	$1	$1

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)

NOTES TO CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

Note 1—

On July 2, 1999, CIGNA sold its domestic and international property and casualty business to ACE Limited for cash proceeds of $3.45 billion. The after-tax gain on the sale was $1.2 billion. CIGNA reports this business as discontinued operations.

As of January 1, 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale generated an after-tax gain of approximately $770 million. Of this amount, $202 million was recognized when the sale was completed in 1998. The remaining gain was deferred because the principal agreement to sell this business was an indemnity reinsurance arrangement. The deferred portion is being recognized at the rate that earnings from the sold business would have been expected to emerge, primarily over 15 years on a declining basis. CIGNA recognized $57 million of the deferred gain in 2000, $62 million in 1999 and $66 million in 1998.

Note 2—

Long-term debt, net of current maturities, consists of CIGNA's 7.17% Notes due 2002; 7.4% Notes due 2003; 6 3/8% Notes due 2006; 7.4% Notes due 2007; 8 1/4% Notes due 2007; 7.65% Notes due 2023; 8.3% Notes due 2023; 7 7/8% Debentures due 2027; 8.3% Step Down Notes due 2033; and Medium-term Notes with interest rates ranging from 6.6% to 8.0%, and original maturity dates from approximately five to ten years. The weighted average interest rate on CIGNA's outstanding medium-term notes was 7.4% at December 31, 2000 and 8.1% at December 31, 1999.

Maturities of long-term debt for each of the next five years are as follows: 2001-$145 million; 2002-$36 million; 2003-$126 million; and none thereafter.

In July 1998, CIGNA completed an offer to exchange its 8.3% Notes due 2023 with 8.3% Step Down Notes due 2033. Holders of approximately $83 million of the Notes due 2023 accepted the offer and tendered their Notes. CIGNA may redeem these Notes at any time before 2033, at par plus a possible additional redemption payment. Expenses incurred in connection with the exchange are not material.

In January 2001, CIGNA issued $250 million of 7% notes due in 2011. Subsequent to the issuance of these notes, CIGNA had $750 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Interest paid on short- and long-term debt amounted to $103 million, $113 million and $124 million for 2000, 1999 and 1998, respectively.

Note 3—

CIGNA and its domestic subsidiaries file a consolidated U.S. federal income tax return. Net income taxes paid in connection with the consolidated return were $431 million, $437 million and $780 million during 2000, 1999 and 1998, respectively.

Note 4—

On April 22, 1998, CIGNA's shareholders approved a three-for-one common stock split, an increase in the number of common shares authorized for issuance from 200 million to 600 million and a decrease in the par value of common stock from $1 per share to $0.25 per share. Share data throughout the financial statements and notes have been retroactively adjusted for the stock split as though it had occurred at the beginning of 1998.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Unpaid claims and claim expenses

Year Ended December 31, 2000:
Employee Health Care, Life and Disability Benefits	$42	$4,589	$3,015
Employee Retirement Benefits and Investment Services	191	20,571	21
International Life, Health and Employee Benefits	811	3,007	804
Other Operations	8	12,688	955
Corporate	--	--	--

Total	$1,052	$40,855	$4,795

Year Ended December 31, 1999:
Employee Health Care, Life and Disability Benefits	$37	$4,395	$2,865
Employee Retirement Benefits and Investment Services	164	19,481	12
International Life, Health and Employee Benefits	710	2,866	701
Other Operations	16	12,482	557
Corporate	--	--	--

Total	$927	$39,224	$4,135

Year Ended December 31, 1998:
Employee Health Care, Life and Disability Benefits	$23	$4,414	$2,464
Employee Retirement Benefits and Investment Services	153	20,197	10
International Life, Health and Employee Benefits	533	2,327	488
Other Operations	21	16,179	430
Corporate	--	--	--

Total	$730	$43,117	$3,392

Unearned premiums	Premiums and fees (1)	Net investment income (2)	Benefits, losses and settlement expenses (1)	Policy acquisition expenses	Other operating expenses

$209	$13,425	$606	$9,751	$16	$3,667
2	350	1,617	1,306	43	258
355	2,042	148	1,451	206	463
23	511	522	979	3	290
--	--	49	--	--	64

$589	$16,328	$2,942	$13,487	$268	$4,742

$277	$12,403	$571	$9,130	$10	$3,266
1	325	1,605	1,274	37	226
344	1,642	124	1,192	198	826
52	659	581	868	6	344
--	--	78	--	--	130

$674	$15,029	$2,959	$12,464	$251	$4,792

$244	$11,421	$589	$8,374	$9	$3,147
1	303	1,613	1,314	32	205
275	1,227	115	926	152	231
69	551	771	1,056	8	265
--	--	27	--	--	121

$589	$13,502	$3,115	$11,670	$201	$3,969

(1)	Amounts presented are shown net of the effects of reinsurance.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2000:
Life insurance in force	$472,926	$88,561	$174,538	$558,903	31.2%

Premiums and fees:
Life insurance and annuities	$3,746	$678	$900	$3,968	22.7%
Accident and health insurance	12,313	226	273	12,360	2.2

Total	$16,059	$904	$1,173	$16,328	7.2%

Year Ended December 31, 1999:
Life insurance in force	$490,475	$73,929	$172,218	$588,764	29.3%

Premiums and fees:
Life insurance and annuities	$3,523	$634	$746	$3,635	20.5%
Accident and health insurance	11,216	296	474	11,394	4.2

Total	$14,739	$930	$1,220	$15,029	8.1%

Year Ended December 31, 1998:
Life insurance in force	$510,075	$80,978	$160,592	$589,689	27.2%

Premiums and fees:
Life insurance and annuities	$3,400	$714	$641	$3,327	19.3%
Accident and health insurance	10,088	358	445	10,175	4.4

Total	$13,488	$1,072	$1,086	$13,502	8.0%

CIGNA CORPORATION

SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2000:
Investment asset valuation reserves:
Mortgage loans	$11	$13	$19	$(6)	$37
Real estate	38	7	10	(33)	22
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	69	13	(3)	(21)	58
Deferred tax asset valuation
allowance	92	(1)	--	--	91

1999:
Investment asset valuation reserves:
Mortgage loans	$6	$1	$4	$--	$11
Real estate	36	6	11	(15)	38
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	80	17	(1)	(27)	69
Deferred tax asset valuation
allowance	6	86	--	--	92

1998:
Investment asset valuation reserves:
Mortgage loans	$50	$(2)	$(7)	$(35)	$6
Real estate	29	2	5	--	36
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	89	27	--	(36)	80
Deferred tax asset valuation
allowance	6	--	--	--	6

(1) Change in valuation reserves attributable to policyholder contracts.
(2) Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed as Exhibit 3 to the registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 11, 2000	Filed herewith.
4 (a)	Amended and Restated Shareholder Rights Agreement dated as of July 22, 1998 between CIGNA Corporation and First Chicago Trust Company of New York	Filed as Item 1 and Exhibit 1 to the registrant's Form 8-A/A Amendment No. 1 dated July 22, 1998 and incorporated herein by reference.
(b)	Amendment No. 1 dated as of December 14, 1998 to the Amended and Restated Shareholder Rights Agreement between CIGNA Corporation and First Chicago Trust Company of New York	Filed as Item 1 and Exhibit 1 to the registrant's Form 8-A/A Amendment No. 2 dated December 14, 1998 and incorporated herein by reference.
Exhibits 10.1 through 10.20 are filed as exhibits pursuant to Item 14(c) of Form 10-K.
10.1	Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated as of January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
10.2	Retirement and Consulting Plan for Directors of CIGNA Corporation, as amended and restated as of May 29, 1991	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.3	Restated Restricted Stock Plan for Non-Employee Directors of CIGNA Corporation dated as of April 22, 1998	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
10.4	Description of Stock Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated effective July 1, 2000	Filed As Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.5 (a)	CIGNA Corporation Stock Plan, as amended and restated through February 24, 1999	Filed as Exhibit 10.5 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(b)	Amendment No. 1 dated as of July 31, 2000 to the CIGNA Corporation Stock Plan	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.6 (a)	CIGNA Corporation Executive Stock Incentive Plan, as amended and restated March 23, 1988	Filed as Exhibit 10.6(a) to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(b)	Amendment No. 1 dated as of September 28, 1988 to the CIGNA Corporation Executive Stock Incentive Plan	Filed as Exhibit 10.6(b) to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(c)	Amendment No. 2 dated as of March 27, 1991 to the CIGNA Corporation Executive Stock Incentive Plan	Filed as Exhibit 10.6(c) to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(d)	Amendment No. 3 dated as of July 31, 1996 to the CIGNA Corporation Executive Stock Incentive Plan	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
10.7 (a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed as Exhibit 10.11 to the registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed as Exhibit 10.7(b) to the registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.8 (a)	CIGNA Executive Incentive Plan effective as of January 1, 1997	Filed as Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A dated March 19, 1997 and incorporated herein by reference.
(b)	Amendment No. 1 to the CIGNA Executive Incentive Plan dated as of February 25, 1998	Filed as Exhibit 10.8(b) to the registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10.9 (a)	CIGNA Long-Term Incentive Plan, as amended and restated as of January 1, 2000	Filed as Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A dated March 22, 2000 and incorporated herein by reference.
(b)	Amendment No. 1 dated as of July 31, 2000 to the CIGNA Long-Term Incentive Plan.	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference
10.10	Deferred Compensation Plan of CIGNA Corporation and Participating Subsidiaries, as amended and restated as of December 16, 1996	Filed herewith.

10.11 (a)	CIGNA Supplemental Pension Plan, as amended and restated as of August 1, 1998	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(b)	Amendment No. 1 dated December 21, 1999 to the CIGNA Supplemental Pension Plan, as amended and restated effective August 1, 1998	Filed as Exhibit 10.11(b) to the registrant's Form 10-K for the year ended December 21,1999 and incorporated herein by reference.
10.12	Description of CIGNA Corporation Financial Services Program	Filed as Exhibit 10.9 to the registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10.13	Description of the CIGNA Corporation Key Management Annual Incentive Bonus Plan	Filed as Exhibit 10.13 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.14	Special Retention Agreement dated January 25, 1995 with Mr. Stewart	Filed herewith.
10.15	Form of Non-Compete Agreement dated December 8, 1997 with Messrs. Stewart and Hanway	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10.16	Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
10.17	Special Incentive Agreement with Mr. Stewart dated March 17, 1998	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
10.18	Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
10.19	Non-Compete Agreement and Description of Supplemental Pension Arrangement with Mr. Pastore dated November 14, 1997	Filed as Exhibit 10.23 to the registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.20	Non-Compete Agreement and Description of Supplemental Pension Arrangement with Mr. Jones dated November 3, 1997	Filed herewith.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

13	Portions of registrant's 2000 Annual Report to Shareholders (Entire Annual Report bound in printed versions of Form 10-K)	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Accountants	Filed herewith.
24.1	Powers of Attorney	Filed herewith.
24.2	Certified Resolutions	Filed herewith.

     The registrant will furnish to the Commission upon request a copy of any of the registrant’s agreements with respect to its long-term debt.

     Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, Philadelphia, PA 19192.