Form 10-Q
period 2001-03-31
CIGNA CORP
filed 2001-05-04
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                                                      Yes  x   No

        As of March 31, 2001, 149,754,190 shares of the issuer’s Common Stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended March 31,
	2001	2000

REVENUES
Premiums and fees	$3,799	$3,989
Net investment income	716	716
Other revenues	225	177
Realized investment gains (losses)	(8)	9

Total revenues	4,732	4,891

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,090	3,298
Policy acquisition expenses	60	69
Other operating expenses	1,162	1,104

Total benefits, losses and expenses	4,312	4,471

INCOME BEFORE INCOME TAXES	420	420

Income taxes (benefits):
Current	95	192
Deferred	49	(43)

Total taxes	144	149

NET INCOME	$276	$271

BASIC EARNINGS PER SHARE	$1.82	$1.61

DILUTED EARNINGS PER SHARE	$1.78	$1.60

DIVIDENDS DECLARED PER SHARE	$0.32	$0.31

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of March 31, 2001		As of December 31, 2000

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $21,330; $24,163)		$22,213		$24,776
Equity securities, at fair value (cost, $305; $359)		400		569
Mortgage loans		9,633		9,768
Policy loans		2,913		2,987
Real estate		599		528
Other long-term investments		1,107		1,014
Short-term investments		332		166

Total investments		37,197		39,808
Cash and cash equivalents		2,052		2,206
Accrued investment income		526		533
Premiums, accounts and notes receivable		2,765		2,814
Reinsurance recoverables		7,076		7,228
Deferred policy acquisition costs		412		1,052
Property and equipment		916		879
Deferred income taxes		1,130		1,199
Other assets		666		475
Goodwill and other intangibles		1,860		1,878
Separate account assets		33,721		37,016

Total assets		$88,321		$95,088

LIABILITIES
Contractholder deposit funds		$27,834		$27,603
Unpaid claims and claim expenses		4,118		4,795
Future policy benefits		10,604		13,252
Unearned premiums		303		589

Total insurance and contractholder liabilities		42,859		46,239
Accounts payable, accrued expenses and other liabilities		4,873		5,111
Short-term debt		135		146
Long-term debt		1,408		1,163
Separate account liabilities		33,721		37,016

Total liabilities		82,996		89,675

CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (par value, $0.25; shares issued, 271; 269)		68		67
Additional paid-in capital		3,073		2,966
Net unrealized appreciation, fixed maturities	$281		$163
Net unrealized appreciation, equity securities	52		130
Net unrealized appreciation, derivatives	9		-
Net translation of foreign currencies	(16)		4
Minimum pension liability adjustment	(76)		(76)

Accumulated other comprehensive income		250		221
Retained earnings		9,309		9,081
Less treasury stock, at cost		(7,375)		(6,922)

Total shareholders' equity		5,325		5,413

Total liabilities and shareholders' equity		$88,321		$95,088

SHAREHOLDERS' EQUITY PER SHARE		$35.56		$35.61

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended March 31,	2001		2000

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock, January 1		$67		$67
Issuance of common stock for employee benefits plans		1		-

Common stock, March 31		68		67

Additional paid-in capital, January 1		2,966		2,825
Issuance of common stock for employee benefits plans		107		37

Additional paid-in capital, March 31		3,073		2,862

Accumulated other comprehensive income, January 1		221		166
Net unrealized appreciation (depreciation), fixed maturities	$118	118	$(9)	(9)
Net unrealized appreciation (depreciation), equity securities	(78)	(78)	1	1

Net unrealized appreciation (depreciation) on securities	40		(8)
Net unrealized appreciation, derivatives	9	9	-	-
Net translation of foreign currencies	(20)	(20)	(8)	(8)

Other comprehensive income (loss)	29		(16)

Accumulated other comprehensive income, March 31		250		150

Retained earnings, January 1		9,081		8,290
Net income	276	276	271	271
Common dividends declared		(48)		(51)

Retained earnings, March 31		9,309		8,510

Treasury stock, January 1		(6,922)		(5,199)
Repurchase of common stock		(381)		(521)
Other treasury stock transactions, net		(72)		(31)

Treasury stock, March 31		(7,375)		(5,751)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$305	$5,325	$255	$5,838

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$276	$271
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Insurance liabilities	(63)	242
Reinsurance recoverables	(32)	(45)
Deferred policy acquisition costs	(13)	(43)
Premiums, accounts and notes receivable	2	(155)
Accounts payable, accrued expenses and other liabilities	(19)	326
Deferred income taxes	49	(43)
Realized investment (gains) losses	8	(9)
Depreciation and goodwill amortization	59	56
Gains on sales of businesses	(38)	(22)
Other, net	(71)	(130)

Net cash provided by operating activities	158	448

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	612	791
Equity securities	148	73
Mortgage loans	167	119
Other (primarily short-term investments)	1,288	1,208
Investment maturities and repayments:
Fixed maturities	559	488
Mortgage loans	130	97
Investments purchased:
Fixed maturities	(1,127)	(1,607)
Equity securities	(141)	(113)
Mortgage loans	(241)	(320)
Other (primarily short-term investments)	(1,323)	(300)
Proceeds on sale of business	83	-
Deconsolidation of Japanese life insurance operation	(327)	-
Other, net	(79)	(57)

Net cash provided by (used in) investing activities	(251)	379

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	2,100	1,896
Withdrawals and benefit payments from contractholder deposit funds	(1,992)	(1,810)
Issuance of long-term debt	247	-
Repayment of long-term debt	(16)	(53)
Repurchase of common stock	(371)	(514)
Issuance of common stock	19	3
Common dividends paid	(47)	(51)

Net cash used in financing activities	(60)	(529)

Effect of foreign currency rate changes on cash and cash equivalents	(1)	(20)

Net increase (decrease) in cash and cash equivalents	(154)	278
Cash and cash equivalents, beginning of period	2,206	2,232

Cash and cash equivalents, end of period	$2,052	$2,510

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$10	$5
Interest paid	$20	$23

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Derivative instruments and hedging activities. CIGNA’s investment strategy is to manage the characteristics of investment assets (such as duration, yield, currency, and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). As part of this investment strategy, CIGNA typically uses derivatives to minimize interest rate, foreign currency and equity price risks. CIGNA routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize credit risk.

As of January 1, 2001, CIGNA implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as currently amended and interpreted by the Financial Accounting Standards Board. Implementing SFAS No. 133 had an immaterial effect on CIGNA’s financial statements, increasing net income and accumulated other comprehensive income each by less than $1 million.

SFAS No. 133 allows companies to use hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in net income.

Beginning on January 1, 2001, CIGNA accounts for derivative instruments as follows:

•	Derivatives are reported on the balance sheet at fair value with changes in fair values reported in net income or accumulated other comprehensive income.
•

Changes in the fair value of derivatives that hedge market risk related to future cash flows – and that qualify for hedge accounting – are reported in a separate caption in accumulated other comprehensive income (these hedges are referred to as cash flow hedges).

•

A change in the fair value of a derivative instrument may not always equal the change in the fair value of the hedged item (this difference is referred to as hedge ineffectiveness). Where hedge accounting is used, CIGNA reflects hedge ineffectiveness in net income (generally as part of realized investment gains and losses).

•

Features of certain investments and obligations are accounted for as derivatives, such as certain fixed maturities’ investment returns that are based on the results of commercial loan pools. As permitted under SFAS No. 133, derivative accounting has not been applied to such features of investments or obligations existing before January 1, 1999.

The effects of derivatives were not material to CIGNA’s results of operations, liquidity or financial condition for the first quarter of 2001 or 2000.

The table below presents information about the nature and accounting treatment of CIGNA’s primary derivative financial instruments at March 31, 2001:

Instrument	Risk	Purpose	Cash Flows	Accounting Policy (Beginning January 1, 2001)

Swaps	Interest rate and foreign currency risk	CIGNA hedges the interest or foreign currency cash flows of fixed maturities to match associated liabilities. Currency swaps are primarily yen, euros and Canadian dollars for periods of up to 12 years.	CIGNA periodically exchanges cash flow differences between variable and fixed interest rates or between two currencies for both principal and interest.	Using cash flow hedge accounting, fair values are reported currently in other long-term investments and other comprehensive income. Net interest cash flows are reported in net investment income.

Forward Swaps	Interest rate risk	CIGNA hedges fair value changes of fixed maturity and mortgage loan investments held primarily for experience-rated pension policyholders.	CIGNA periodically exchanges the difference between variable and fixed rate asset cash flows, beginning at a future date.	Fair values are reported currently in other long-term investments or other liabilities and in contractholder deposit fund liabilities, with no effect on net income.

Embedded Swaps	Interest rate and credit risk	CIGNA purchases fixed maturities with investment return features that are based on the results of underlying commercial loan pools.	CIGNA receives cash flows based on underlying commercial loan pools.	Fair values of the embedded return features are reported currently in fixed maturities, with changes reported in realized gains and losses.

Written and Purchased Options	Primarily equity risk	CIGNA writes reinsurance contracts to minimize customers' market risks and purchases reinsurance contracts to minimize the market risks assumed. These contracts are accounted for as written and purchased options.	CIGNA receives (pays) an up-front fee and will periodically pay (receive) cash for the unfavorable changes in variable annuity account values based on underlying mutual funds when accountholders elect to receive minimum income payments.	Fair values are reported currently in other liabilities and other assets. Changes in fair value are reported in other revenues or other operating expenses.

		CIGNA writes certain universal life insurance contracts that credit income to policyholders based on the change in an equity index. CIGNA purchases options to offset the effect of income credited under these contracts.	Under written options, CIGNA may be required to make payments to policyholders at the end of the contract, depending on the change in an equity index. Under purchased options, CIGNA pays an up-front fee to third parties, and may receive cash at the end of the contract based on the change in this equity index.	Fair values of written options are reported currently in contractholder deposit funds, with changes reported in benefit expense. Fair values of purchased options are reported currently in other assets or liabilities, with changes reported in other revenues or other operating expenses.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Sale of partial interest in Japanese life insurance operation. In January 2001, CIGNA sold a 21% interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company, Ltd., reducing CIGNA’s ownership interest to 40%. Proceeds of the sale were $83 million, and CIGNA recognized an after-tax gain of $8 million. As a result of this sale, CIGNA no longer consolidates the assets, liabilities, revenues and expenses of this operation beginning in 2001, but accounts for CIGNA’s remaining interest under the equity method of accounting.

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement. CIGNA recognized $3 million after-tax of the deferred gain in Other Operations for the first quarter of 2001.

The acquirer is currently pursuing agreements with reinsured parties, which would relieve CIGNA of any remaining obligations related to the sold business. If agreements with the reinsured parties are reached, a pro-rata portion of the deferred gain will be recognized.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business).

CIGNA had other acquisitions and dispositions during the three months of 2001 and 2000, the effects of which were not material to the financial statements.

NOTE 4 — INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2001	2000

Fixed maturities	$(55)	$(14)
Equity securities	51	17
Real estate	(3)	6
Other	(1)	--

	(8)	9
Less income taxes (benefits)	(4)	3

Net realized investment
gains (losses)	$(4)	$6

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2001	2000

Proceeds from sales	$760	$864
Gross gains on sales	$76	$34
Gross losses on sales	$(36)	$(19)

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (which excludes policyholder share) were as follows:

(In millions)	Pre-tax	Tax (Expense) Benefit	After- Tax

Three Months Ended March 31,

2001

Net unrealized appreciation,
securities:
Unrealized appreciation on
securities held	$98	$(36)	$62
Gains realized in net income	(27)	9	(18)
Reclassification to establish
separate caption for derivatives	(6)	2	(4)

Net unrealized appreciation,
securities	$65	$(25)	$40

Net unrealized appreciation,
derivatives:
Reclassification to establish
separate caption for derivatives	$6	$(2)	$4
Unrealized appreciation on
derivatives held	8	(3)	5

Net unrealized appreciation,
derivatives	$14	$(5)	$9

Net translation of foreign
currencies	$(30)	$10	$(20)

2000

Net unrealized depreciation,
securities:
Unrealized depreciation on
securities held	$(10)	$4	$(6)
Gains realized in net income	(3)	1	(2)

Net unrealized depreciation,
securities	$(13)	$5	$(8)

Net translation of foreign
currencies	$(12)	$4	$(8)

NOTE 6 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended March 31,

2001

Net income	$276	$--	$276

Shares (in thousands):
Weighted average	151,806	--	151,806
Options and restricted stock
grants		3,117	3,117

Total shares	151,806	3,117	154,923

Earnings per share	$1.82	$(0.04)	$1.78

2000

Net income	$271	$--	$271

Shares (in thousands):
Weighted average	167,941	--	167,941
Options and restricted stock
grants		1,369	1,369

Total shares	167,941	1,369	169,310

Earnings per share	$1.61	$(0.01)	$1.60

Common shares held as Treasury shares were 120,792,774 as of March 31, 2001 and 104,596,338 as of March 31, 2000.

NOTE 7 – REINSURANCE RECOVERABLES

In the normal course of business, CIGNA’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors their concentrations of credit risk to confirm that CIGNA and its reinsurers are not unduly exposed to risk in the same geographic regions or industries.

Individual Life and Annuity Reinsurance. CIGNA had a reinsurance recoverable of $5.7 billion at March 31, 2001 and $5.9 billion at December 31, 2000 from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance transaction.

Unicover and London Reinsurance. The run-off reinsurance operations includes approximately a 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. In addition, two of the retrocessionaires have commenced a separate arbitration in the United Kingdom asserting that CIGNA provides additional retrocessional coverage to them, which CIGNA denies.

CIGNA has also ceded other reinsurance business in the London market. Some retrocessionaires are disputing the validity of these reinsurance contracts with CIGNA. Arbitration over some of these disputes has commenced.

Resolution of these matters is likely to take some time and the outcomes are uncertain. If some or all of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA’s liquidity or financial condition.

Other Reinsurance. CIGNA could have losses if reinsurers fail to indemnify CIGNA on other reinsurance arrangements, whether because of reinsurer insolvencies or contract disputes. However, management does not expect charges for other unrecoverable reinsurance to have a material effect on CIGNA’s results of operations, liquidity or financial condition.

Effects of Reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended March 31,
(In millions)	2001	2000

Ceded premiums:
Individual life
insurance and annuity
business sold	$90	$105
Other	63	84

Total	$153	$189

Reinsurance recoveries:
Individual life
insurance and annuity
business sold	$43	$42
Other	63	98

Total	$106	$140

NOTE 8 – SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results).

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2001	2000

Premiums and fees and other revenues:
Employee Health Care,
Life and Disability
Benefits	$ 3,595	$ 3,409
Employee Retirement
Benefits and Investment
Services	91	101
International Life, Health
and Employee Benefits	216	473
Other Operations	140	198
Corporate	(18)	(15)

Total	$ 4,024	$ 4,166

Net income (loss):
Operating income (loss):
Employee Health Care,
Life and Disability
Benefits	$ 198	$ 175
Employee Retirement
Benefits and Investment
Services	60	65
International Life, Health
and Employee Benefits	21	8
Other Operations	20	28
Corporate	(19)	(11)

Total operating income	280	265
Realized investment gains
(losses), net of taxes	(4)	6

Net income	$ 276	$ 271

NOTE 9 – CONTINGENCIES AND OTHER MATTERS

Financial Guarantees

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. For example, CIGNA guarantees a minimum level of benefits for certain separate account contracts.

Although the ultimate outcome of any loss contingencies arising from CIGNA's financial guarantees may adversely affect results of operations in future periods, they are not expected to have a material adverse effect on CIGNA's liquidity or financial condition.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	lawsuits targeting health care companies, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

Health care regulation. Efforts continue in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over “managed care reform” and “patients’ bill of rights” legislation is expected to continue.

Final privacy regulations under the Health Insurance Portability and Accountability Act of 1996 became effective April 2001. The regulations cover all aspects of the health care delivery system and address the use and disclosure of personally identifiable health care information. Compliance with the privacy regulations is required by April 2003, and is expected to require significant systems enhancements, training and administrative efforts.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA’s health care operations include:

•	mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws;
•	changes in ERISA regulations imposing increased administrative burdens and costs;
•	restrictions on the use of prescription drug formularies;
•	additional privacy legislation that interferes with the proper use of medical information for research, coordination of medical care and disease management; and
•	proposed legislation that would exempt independent physicians from the antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products, which are included in Other Operations, to decline. For the three months of 2001, revenues of $81 million and operating income of $7 million were from products affected by this legislation.

Statutory accounting principles. In 1998, the NAIC adopted standardized statutory accounting principles. Certain states in which CIGNA’s insurance subsidiaries are domiciled have adopted these principles, effective as of January 1, 2001. The implementation of these principles did not materially impact the ability of CIGNA’s insurance companies to make dividend payments (or other distributions) to CIGNA Corporation or to meet obligations under insurance policies.

Class Action Lawsuits and Other Litigation

CIGNA and several health care industry competitors are defendants in proposed class action lawsuits. These lawsuits allege violations under RICO and ERISA. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation is always uncertain. With the exception of certain reinsurance arbitration proceedings (the possible results of which are discussed on page 8), CIGNA does not believe that any legal proceedings currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA will make certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2001", at page 13). Actual results may differ from CIGNA’s predictions. CIGNA’s discussion of risk factors that could cause results to differ is summarized in the cautionary statement at page 20.

The following discussion addresses the financial condition of CIGNA as of March 31, 2001 compared with December 31, 2000 and its results of operations for the three months ended March 31, 2001, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2000 Annual Report to Shareholders (pages 20 through 32), to which the reader is directed for additional information. Due to the seasonality of certain aspects of CIGNA’s business, caution should be used in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. As a result of these reviews, CIGNA may acquire or dispose of assets, subsidiaries or lines of business. Significant transactions for 2001 and 2000 are described below.

Sale of partial interest in Japanese life insurance operation. In January 2001, CIGNA sold a 21% interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company, Ltd., reducing CIGNA’s ownership interest to 40%. Proceeds of the sale were $83 million, and CIGNA recognized an after-tax gain of $8 million. As a result of this sale, CIGNA no longer consolidates the assets, liabilities, revenues and expenses of this operation beginning in 2001, but accounts for CIGNA’s remaining interest under the equity method of accounting. CIGNA is currently pursuing the sale of its remaining interest in this operation to Yasuda.

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement. CIGNA recognized $3 million after-tax of the deferred gain in Other Operations for the first quarter of 2001.

The acquirer is currently pursuing agreements with reinsured parties, which would relieve CIGNA of any remaining obligations related to the sold business. If agreements with the reinsured parties are reached, a pro-rata portion of the deferred gain will be recognized.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business).

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	lawsuits targeting health care companies, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

Health care regulation. Efforts continue in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over “managed care reform” and “patients’ bill of rights” legislation is expected to continue.

Final privacy regulations under the Health Insurance Portability and Accountability Act of 1996 became effective April 2001. The regulations cover all aspects of the health care delivery system and address the use and disclosure of personally identifiable health care information. Compliance with the privacy regulations is required by April 2003, and is expected to require significant systems enhancements, training and administrative efforts.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA’s health care operations include:

•	mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws;
•	changes in ERISA regulations imposing increased administrative burdens and costs;
•	restrictions on the use of prescription drug formularies;
•	additional privacy legislation that interferes with the proper use of medical information for research, coordination of medical care and disease management; and
•	proposed legislation that would exempt independent physicians from the antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Class action lawsuits and other litigation. CIGNA and several health care industry competitors are defendants in proposed class action lawsuits. These lawsuits allege violations under RICO and ERISA. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation is always uncertain. With the exception of certain reinsurance arbitration proceedings (the possible results of which are discussed on page 17), CIGNA does not believe that any legal proceedings currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could effect CIGNA’s results, see Note 9 to the Financial Statements.

Accounting Pronouncements

For information on a recent accounting pronouncement, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2001	2000

Premiums and fees	$3,799	$3,989
Net investment income	716	716
Other revenues	225	177
Realized investment
gains (losses)	(8)	9

Total revenues	4,732	4,891
Benefits and expenses	4,312	4,471

Income before taxes	420	420
Income taxes	144	149

Net income	276	271
Less realized investment
gains (losses), net of
taxes	(4)	6

Operating income	$280	$265

Operating Income

Operating income is defined as net income excluding after-tax realized investment results. The following table presents operating income adjusted for a nonrecurring item.

	Three Months Ended March 31,
(In millions)	2001	2000

Operating income	$280	$265
Gain on sale of partial
interest in Japanese life
insurance operation	(8)	--

Adjusted operating income	$272	$265

The 3% increase in adjusted operating income for the three months of 2001 primarily reflects improved operating results in Employee Health Care, Life and Disability Benefits, partially offset by decreased results in Employee Retirement Benefits and Investment Services and higher operating losses in Corporate.

Realized Investment Results

The decline in realized investment results for the three months of 2001 reflects higher impairment losses on fixed maturities, partially offset by higher gains on sales of equity securities.

Outlook for 2001

Excluding the nonrecurring item presented in the preceding table and subject to the factors noted in the cautionary statement on page 20, management expects full year adjusted operating income to improve in 2001 over 2000 adjusted operating income of $1.11 billion (which excludes after-tax charges of $127 million related to the run-off reinsurance business).

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2001	2000

Premiums and fees	$3,434	$3,261
Net investment income	157	149
Other revenues	161	148

Segment revenues	3,752	3,558
Benefits and expenses	3,447	3,286

Income before taxes	305	272
Income taxes	107	97

Operating income	$198	$175

Realized investment
gains, net of taxes	$10	$7

Operating Income

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 13% for the three months of 2001 compared with the same period last year. CIGNA categorizes this segment into Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations (managed behavioral health, medical cost and utilization management, managed dental and managed pharmacy programs). Indemnity includes medical and dental indemnity, disability and group life insurance operations.

Operating income for the HMO and Indemnity operations was as follows:

	Three Months Ended March 31,
(In millions)	2001	2000

HMO operations	$118	$114
Indemnity operations	80	61

Total	$198	$175

HMO results include net favorable after-tax adjustments from account reviews of approximately $5 million in the first quarter of 2000. Excluding these adjustments, the improvement in operating results for the first quarter of 2001 primarily reflects the following:

•	favorable results in the guaranteed cost HMO business due to improved Medicare results, partially offset by increased medical costs (primarily higher professional fees and pharmacy costs); and
•	higher earnings in the specialty health care operations.

These improvements were partially offset by lower earnings in HMO alternative funding programs due to higher operating expenses and lower membership.

Indemnity results for the three months of 2001 increased due to higher earnings for experience-rated health care business reflecting rate increases and higher membership and improved results in the long-term disability and group life insurance businesses.

Premiums and Fees

Premiums and fees increased 5% for the three months of 2001, primarily due to rate increases and membership growth (excluding Medicare business).

Premium Equivalents

Management believes that business volume is best measured by “adjusted premiums and fees,” which are premiums and fees plus premium equivalents. Premium equivalents generally equal paid claims under alternative funding programs. Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims. CIGNA generally earns a lower margin on these programs than under guaranteed cost or experience-rated programs. Adjusted premiums and fees were as follows:

	Three Months Ended March 31,
(In millions)	2001	2000

Premiums and fees	$3,434	$3,261
Premium equivalents	4,932	4,241

Adjusted premiums
and fees	$8,366	$7,502

Premiums and premium equivalents included $70 million for Medicare operations for the three months of 2001 and $250 million for the three months of 2000. CIGNA substantially exited the Medicare business effective January 1, 2001.

The increase in premium equivalents is primarily due to higher medical costs in HMO and indemnity alternative funding programs and, to a lesser extent, membership growth.

Net Investment Income

Net investment income increased 5% for the first quarter of 2001, primarily reflecting higher invested assets.

Medical Membership

As of March 31, medical membership (excluding Medicare members) was as follows for the HMO and Indemnity operations:

(In millions)	2001	2000

HMO	6.9	6.9
Indemnity (estimated)	7.4	7.0

HMO medical membership for Medicare operations was 45,000 as of March 31, 2001 and 165,000 as of March 31, 2000.

The growth in Indemnity medical membership is primarily due to PPO (Preferred Provider Organization) programs.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2001	2000

Premiums and fees	$91	$101
Net investment income	408	396

Segment revenues	499	497
Benefits and expenses	413	401

Income before taxes	86	96
Income taxes	26	31

Operating income	$60	$65

Realized investment
losses, net of taxes	$(9)	$(2)

Operating Income

Operating income for the three months of 2001 decreased compared with the same period of 2000 reflecting lower interest margins and the effect of stock market declines on asset-based revenues. These decreases were partially offset by business growth in the non-leveraged corporate life insurance business.

Premiums and Fees

Premiums and fees are principally asset management and administrative charges on general and separate account assets and amounts earned from non-leveraged corporate life insurance. Net investment income primarily represents earnings from general account assets. Most of this net investment income is credited to customers and included in benefits and expenses.

The decline in premiums and fees for the three months of 2001 compared with the same period last year primarily reflects decreased single premium group annuity sales and, to a lesser extent, lower asset-based revenues, partially offset by increased corporate life insurance revenues.

Assets Under Management

Assets under management are a determinant of earnings for this segment. The following table shows assets under management and related activity, including amounts attributable to separate accounts, for the three months ended March 31. Assets under management fluctuate because of changes in the market value of fixed maturities and equity securities.

(In millions)	2001	2000

Balance - January 1	$55,154	$55,754
Premiums and deposits	2,287	2,834
Investment results	343	1,035
Increase (decrease) in fair value of assets	(2,539)	655
Customer withdrawals	(1,137)	(1,197)
Other, including participant
withdrawals and benefit payments	(1,897)	(1,681)

Balance - March 31	$52,211	$57,400

Changes in assets under management are discussed below.

Premiums and deposits. For the first three months of 2001, 63% of premiums and deposits were from existing customers, and 37% were from sales to new customers and new plan sales to existing customers. For the first three months of 2000, 55% of premiums and deposits were from existing customers, and 45% were from sales to new customers and new plan sales to existing customers.

Investment results. Investment results decreased 67% for the three months of 2001 primarily due to realized capital losses.

Fair value of assets. The fair value of assets decreased for the three months of 2001 primarily from market value depreciation of equity securities in the separate accounts.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2001	2000

Premiums and fees	$186	$472
Net investment income	12	34
Other revenues	30	1

Segment revenues	228	507
Benefits and expenses	195	494

Income before taxes	33	13
Income taxes	12	5

Operating income	21	8
Gain on sale of partial
interest in Japanese life
insurance operation	8	--

Adjusted operating income	$13	$8

Realized investment losses,
net of taxes	$--	$--

Operating Income

The increase in adjusted operating income for the first quarter of 2001 reflects improved results in the Japanese life insurance operation and other Asian operations. International also experienced improved operating results from health care and other employee benefit products sales to expatriate employees of multinational companies. Excluding the gain in the table above, operating income for the Japanese life insurance operation was $11 million for the first quarter of 2001 and $8 million for the same period last year.

Premiums and Fees

The decrease in premiums and fees is due to the fact that CIGNA no longer consolidates the Japanese life insurance operation (see page 11). Premiums and fees for this operation for the first quarter of 2000 were $314 million. Excluding this decrease, premiums and fees increased 18% (25%, excluding the effects of foreign currency changes) reflecting:

•	growth in life and group benefits business elsewhere in Asia; and
•	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

International Expansion

CIGNA expects to pursue international growth through acquisitions and other investments. This strategy will continue to result in start-up costs and could result in initial losses for those operations.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2001	2000

Premiums and fees	$88	$155
Net investment income	128	120
Other revenues	52	43

Segment revenues	268	318
Benefits and expenses	239	276

Income before taxes	29	42
Income taxes	9	14

Operating income	$20	$28

Realized investment gains
(losses), net of taxes	$(5)	$1

Other Operations consist of:

•

the deferred gain recognized from the 1998 sale of the individual life insurance and annuity business ($13 million after-tax for the three months of 2001 and $14 million after-tax for the three months of 2000);

•	the deferred gain recognized from the 2000 sale of certain reinsurance operations as discussed in Acquisitions and Dispositions on page 11 ($3 million after-tax for the three months of 2001);
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	reinsurance operations (consisting of the sold reinsurance operations prior to the date of sale and the run-off reinsurance business);
•	settlement annuity business; and
•	certain investment management services initiatives.

Operating Income

The decline in operating income for the three months of 2001 reflects the absence of earnings from the reinsurance business.

Premiums and Fees

Premiums and fees decreased 43% for the three months of 2001, primarily due to lower premiums from reinsurance business.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the three months of 2001, revenues of $81 million and operating income of $7 million were from products affected by this legislation.

Unicover and London Reinsurance. The run-off reinsurance operations includes approximately a 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. In addition, two of the retrocessionaires have commenced a separate arbitration in the United Kingdom asserting that CIGNA provides additional retrocessional coverage to them, which CIGNA denies.

CIGNA has also ceded other reinsurance business in the London market. Some retrocessionaires are disputing the validity of these reinsurance contracts with CIGNA. Arbitration over some of these disputes has commenced.

Resolution of these matters is likely to take some time and the outcomes are uncertain. If some or all of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA’s liquidity or financial condition.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2001	2000

Operating loss	$(19)	$(11)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The increased operating loss for the three months of 2001 primarily reflects lower net investment income on unallocated corporate investments (primarily attributable to a reduction in investments due to share repurchase activity) and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity for CIGNA and its insurance subsidiaries has remained strong, as evidenced by significant combined amounts of short-term investments and cash and cash equivalents. CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities (operating cash flows); and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Operating cash flows consist of operating income adjusted to reflect the timing of cash receipts and disbursements for premiums and fees, investment income and benefits, losses and expenses.

Cash flows for the three months ended March 31 were as follows:

(In millions)	2001	2000

Operating activities	$158	$448
Investing activities	$(251)	$379
Financing activities	$(60)	$(529)

Cash and cash equivalents decreased $154 million in 2001 and increased $278 million in 2000. Cash flows from investing and financing activities are due to the following:

2001:

•

Cash used in investing activities consisted of a decline in cash of $327 million resulting from recording the Japanese life insurance operation on the equity method (as discussed on page 11) and net investment purchases, partially offset by proceeds on the sale of a business ($83 million).

•

Cash used in financing activities consisted of payments of dividends on and repurchase of CIGNA’s common stock ($418 million), partially offset by net issuance of debt ($231 million) and net deposits and interest credited to contractholder deposit funds ($108 million).

2000:

•	Cash flows from investing activities consisted of net sales of short-term investments to fund the repurchase of CIGNA’s common stock, partially offset by net investment purchases.
•

Cash used in financing activities consisted of payments of dividends on and repurchase of CIGNA’s common stock ($565 million) and repayment of debt ($53 million), partially offset by net deposits and interest credited to contractholder deposit funds ($86 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and the proceeds from the issuance of long-term debt and equity securities) represent funds available for long-term business commitments.

CIGNA’s financial strength provides the capacity and flexibility to raise funds in the capital markets. In January 2001, CIGNA issued $250 million of 7% notes due in 2011. CIGNA had $1.4 billion of long-term debt outstanding at March 31, 2001 and $1.2 billion at December 31, 2000. At March 31, 2001, CIGNA had $750 million remaining under effective shelf registration statements filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

At March 31, 2001, CIGNA’s short-term debt amounted to $135 million, a decrease of $11 million from December 31, 2000.

Stock repurchase activity for the three months ended March 31 was as follows:

	2001	2000

Shares repurchased	3.5 million	7.2 million
Cost of shares repurchased	$381 million	$521 million
Average price per share	$109.91	$72.36

From April 1, 2001 through May 2, 2001, an additional 89,000 shares were repurchased for $10 million. In April 2001, CIGNA’s Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining under CIGNA’s share repurchase authorization as of May 2, 2001, was $663 million.

INVESTMENT ASSETS

Information regarding investment assets, excluding separate account assets, held by CIGNA is presented below. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 4 and 5 to the 2000 Financial Statements and in CIGNA’s 2000 Form 10-K.

(In millions)	March 31, 2001	December 31, 2000

Fixed maturities	$22,213	$24,776
Equity securities	400	569
Mortgage loans	9,633	9,768
Policy loans	2,913	2,987
Real estate	599	528
Other long-term investments	1,107	1,014
Short-term investments	332	166

Total investment assets	$37,197	$39,808

A significant portion of CIGNA’s investment assets are attributable to experience-rated contracts with policyholders. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	March 31, 2001	December 31, 2000

Fixed maturities	43%	37%
Mortgage loans	57%	59%
Real estate	59%	60%
Other long-term investments	54%	59%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and private placement debt securities, asset-backed securities and redeemable preferred stocks. CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Problem and Potential Problem Investments

Problem bonds and mortgage loans are delinquent or have been restructured as to terms (interest rate or maturity date). Potential problem bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.” CIGNA also considers mortgage loans to be potential problems if the borrower has requested restructuring, or principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on problem bonds and mortgage loans only when payment is received.

Most of the real estate held for sale are properties acquired as a result of foreclosure of mortgage loans.

The following table shows problem and potential problem bonds and mortgage loans as well as real estate held for sale, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	March 31, 2001	December 31, 2000

Problem bonds	$175	$158
Potential problem bonds	$119	$123
Problem mortgage loans	$108	$108
Potential problem mortgage loans	$9	$89
Real estate held for sale	$322	$249

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts were as follows:

	Three Months Ended March 31,
(In millions)	2001	2000

CIGNA	$34	$7
Policyholder contracts	$16	$7

The effect of non-accruals (investments for which investment income is only recognized when payment is received due to the risk profile of the investments) was not material to CIGNA’s results of operations, liquidity, financial condition and policyholder contracts for these periods.

The deteriorating domestic economy is likely to cause additional investment losses. These losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on CIGNA’s liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in CIGNA’s filings with the Securities and Exchange Commission and in its reports to shareholders. These statements may contain information about financial prospects, economic conditions, trends and known uncertainties. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA's health care operations, including increased use and costs of medical services;
2.

increased medical, administrative, technology or other costs resulting from legislative, regulatory and litigation challenges to, and new regulatory requirements imposed on, CIGNA's health care business (see Health care regulation on page 12 for more information);

3.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;
4.	significant reductions in customer retention;
5.	significant changes in interest rates;
6.	significant and sustained stock market declines which could, among other things, trigger payments contingent on certain variable annuity account values;
7.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA's operations and investments; and
8.	changes in federal income tax laws.

This list of important factors is not intended to be exhaustive. There may be other risk factors that would preclude CIGNA from realizing the predictions made in the forward-looking statements. While CIGNA may periodically update this discussion of risk factors, CIGNA does not undertake to update any forward-looking statement that may be made by or on behalf of CIGNA prior to the next required filing with the Securities and Exchange Commission.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

       CIGNA described proposed class action lawsuits brought in federal court in its Form 10-K for the fiscal year ended December 31, 2000, and also stated that CIGNA is a defendant in state court cases filed by providers. A trial judge in Madison County, Illinois certified a class of providers on March 29, 2001 in Kaiser and Corrigan v. CIGNA Corporation, et al., which alleges breach of contract claims. There has not been a ruling on the merits of any of these lawsuits, and CIGNA continues to defend each of them vigorously.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended March 31, 2001 and as of the filing date, CIGNA filed the following Reports on Form 8-K:

•	dated May 2, 2001, Item 5 - containing a news release regarding its first quarter 2000 results.

•	dated April 9, 2001, Item 9 - containing Regulation FD Disclosure.

•	dated March 23, 2001, Item 9 - containing Regulation FD Disclosure.

•	dated March 13, 2001, Item 9 - containing Regulation FD Disclosure.

•	dated February 9, 2001, Item 5 - containing a news release regarding its fourth quarter and full year 2000 results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/ James A. Sears
James A. Sears
Vice President and
Chief Accounting Officer

Date: May 4, 2001

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith