Form 10-Q
period 2001-06-30
CIGNA CORP
filed 2001-08-03
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                                                      Yes  x   No

        As of June 30, 2001, 148,142,602 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

Except as otherwise indicated in Note 1 to the Financial Statements, as used herein “CIGNA” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

REVENUES
Premiums and fees	$3,754	$4,056	$7,553	$8,045
Net investment income	708	734	1,424	1,450
Other revenues	251	168	476	345
Realized investment gains (losses)	(50)	13	(58)	22

Total revenues	4,663	4,971	9,395	9,862

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,020	3,488	6,110	6,786
Policy acquisition expenses	59	65	119	134
Other operating expenses	1,199	1,172	2,361	2,276

Total benefits, losses and expenses	4,278	4,725	8,590	9,196

INCOME BEFORE INCOME TAXES	385	246	805	666

Income taxes (benefits):
Current	153	106	248	298
Deferred	(20)	(21)	29	(64)

Total taxes	133	85	277	234

NET INCOME	$252	$161	$528	$432

BASIC EARNINGS PER SHARE	$1.69	$1.00	$3.51	$2.63

DILUTED EARNINGS PER SHARE	$1.66	$0.99	$3.45	$2.60

DIVIDENDS DECLARED PER SHARE	$0.32	$0.31	$0.64	$0.62

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of June 30, 2001		As of December 31, 2000

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $22,184; $24,163)		$22,722		$24,776
Equity securities, at fair value (cost, $293; $359)		409		569
Mortgage loans		9,488		9,768
Policy loans		2,787		2,987
Real estate		556		528
Other long-term investments		1,144		1,014
Short-term investments		322		166

Total investments		37,428		39,808
Cash and cash equivalents		1,674		2,206
Accrued investment income		485		533
Premiums, accounts and notes receivable		2,780		2,814
Reinsurance recoverables		7,002		7,228
Deferred policy acquisition costs		423		1,052
Property and equipment		966		879
Deferred income taxes		1,201		1,199
Other assets		696		475
Goodwill and other intangibles		1,842		1,878
Separate account assets		36,997		37,016

Total assets		$91,494		$95,088

LIABILITIES
Contractholder deposit funds		$28,165		$27,603
Unpaid claims and claim expenses		3,979		4,795
Future policy benefits		10,576		13,252
Unearned premiums		276		589

Total insurance and contractholder liabilities		42,996		46,239
Accounts payable, accrued expenses and other liabilities		4,682		5,111
Short-term debt		161		146
Long-term debt		1,377		1,163
Separate account liabilities		36,997		37,016

Total liabilities		86,213		89,675

CONTINGENCIES - NOTE 9

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 271; 269)		68		67
Additional paid-in capital		3,080		2,966
Net unrealized appreciation, fixed maturities	$184		$163
Net unrealized appreciation, equity securities	64		130
Net unrealized appreciation, derivatives	9		-
Net translation of foreign currencies	(24)		4
Minimum pension liability adjustment	(76)		(76)

Accumulated other comprehensive income		157		221
Retained earnings		9,513		9,081
Less treasury stock, at cost		(7,537)		(6,922)

Total shareholders' equity		5,281		5,413

Total liabilities and shareholders' equity		$91,494		$95,088

SHAREHOLDERS' EQUITY PER SHARE		$35.65		$35.61

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended June 30,	2001		2000

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$68		$67

Additional paid-in capital, April 1		3,073		2,862
Issuance of common stock for employee benefits plans		7		21

Additional paid-in capital, June 30		3,080		2,883

Accumulated other comprehensive income, April 1		250		150
Net unrealized depreciation, fixed maturities	$(97)	(97)	$(9)	(9)
Net unrealized appreciation (depreciation), equity securities	12	12	(11)	(11)

Net unrealized depreciation on securities	(85)		(20)
Net translation of foreign currencies	(8)	(8)	(2)	(2)

Other comprehensive loss	(93)		(22)

Accumulated other comprehensive income, June 30		157		128

Retained earnings, April 1		9,309		8,510
Net income	252	252	161	161
Common dividends declared		(48)		(50)

Retained earnings, June 30		9,513		8,621

Treasury stock, April 1		(7,375)		(5,751)
Repurchase of common stock		(160)		(479)
Other treasury stock transactions, net		(2)		(3)

Treasury stock, June 30		(7,537)		(6,233)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$159	$5,281	$139	$5,466

Six Months Ended June 30,

Common stock, January 1		$67		$67
Issuance of common stock for employee benefits plans		1		-

Common stock, June 30		68		67

Additional paid-in capital, January 1		2,966		2,825
Issuance of common stock for employee benefits plans		114		58

Additional paid-in capital, June 30		3,080		2,883

Accumulated other comprehensive income, January 1		221		166
Net unrealized appreciation (depreciation), fixed maturities	$21	21	$(18)	(18)
Net unrealized depreciation, equity securities	(66)	(66)	(10)	(10)

Net unrealized depreciation on securities	(45)		(28)
Net unrealized appreciation, derivatives	9	9	-	-
Net translation of foreign currencies	(28)	(28)	(10)	(10)

Other comprehensive loss	(64)		(38)

Accumulated other comprehensive income, June 30		157		128

Retained earnings, January 1		9,081		8,290
Net income	528	528	432	432
Common dividends declared		(96)		(101)

Retained earnings, June 30		9,513		8,621

Treasury stock, January 1		(6,922)		(5,199)
Repurchase of common stock		(541)		(1,000)
Other treasury stock transactions, net		(74)		(34)

Treasury stock, June 30		(7,537)		(6,233)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$464	$5,281	$394	$5,466

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$528	$432
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Insurance liabilities	(176)	664
Reinsurance recoverables	(26)	(88)
Deferred policy acquisition costs	(24)	(109)
Premiums, accounts and notes receivable	(19)	(208)
Accounts payable, accrued expenses and other liabilities	65	384
Deferred income taxes	29	(64)
Realized investment (gains) losses	58	(22)
Depreciation and goodwill amortization	115	115
Gains on sales of businesses	(98)	(45)
Other, net	(112)	(142)

Net cash provided by operating activities	340	917

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,921	1,525
Equity securities	182	91
Mortgage loans	439	153
Other (primarily short-term investments)	1,517	1,768
Investment maturities and repayments:
Fixed maturities	1,078	1,003
Mortgage loans	288	354
Investments purchased:
Fixed maturities	(3,923)	(3,648)
Equity securities	(177)	(124)
Mortgage loans	(525)	(592)
Other (primarily short-term investments)	(1,576)	(854)
Proceeds on sale of business, net	83	45
Deconsolidation of Japanese life insurance operation	(327)	-
Other, net	(167)	(119)

Net cash used in investing activities	(1,187)	(398)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	4,365	4,098
Withdrawals and benefit payments from contractholder deposit funds	(3,657)	(3,473)
Issuance of long-term debt	247	-
Repayment of long-term debt	(22)	(55)
Repurchase of common stock	(542)	(992)
Issuance of common stock	23	16
Common dividends paid	(96)	(103)

Net cash provided by (used in) financing activities	318	(509)

Effect of foreign currency rate changes on cash and cash equivalents	(3)	(23)

Net decrease in cash and cash equivalents	(532)	(13)
Cash and cash equivalents, beginning of period	2,206	2,232

Cash and cash equivalents, end of period	$1,674	$2,219

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$91	$149
Interest paid	$51	$55

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

The effects of derivatives were not material to CIGNA’s results of operations, liquidity or financial condition for the second quarter or six months of 2001 or 2000.

Additional information regarding CIGNA’s implementation of SFAS No. 133 and the nature and accounting treatment of its derivative financial instruments is included in Note 2 to the Financial Statements included in CIGNA’s report on Form 10-Q for the quarterly period ended March 31, 2001.

Goodwill. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets.

Under this new accounting standard, CIGNA will cease goodwill amortization on January 1, 2002. Goodwill amortization for full year 2001 is expected to be $48 million after-tax (and would have been approximately the same amount in 2002 under accounting standards currently in effect). CIGNA is currently considering the other provisions of the new standard, including provisions for determining goodwill impairment and assessing the useful lives of other intangible assets.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. As a result of these reviews, CIGNA may acquire or dispose of assets, subsidiaries or lines of business. Significant transactions for 2001 and 2000 are described below.

Sale of partial interest in Japanese life insurance operation. In January 2001, CIGNA sold a 21% interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company, Ltd., reducing CIGNA’s ownership interest to 40%. Proceeds of the sale were $83 million, and CIGNA recognized an after-tax gain of $8 million. As a result of this sale, CIGNA no longer consolidates the assets, liabilities, revenues and expenses of this operation beginning in 2001, but accounts for CIGNA’s remaining interest under the equity method of accounting. CIGNA’s investment in the remaining interest is included in Other Assets.

Assets and liabilities of the Japanese life insurance operation that were included in the December 31, 2000 balance sheet were as follows:

(In millions)

Invested assets	$3,000
Cash	327
Deferred policy acquisition costs	653
Other assets	112

Total assets	$4,092

Insurance liabilities	$3,484
Other liabilities, including minority interest	290

Total liabilities	$3,774

During the second quarter of 2001, CIGNA entered into an agreement to sell its remaining interest in this operation to Yasuda for 33 billion Yen (approximately $265 million at June 30, 2001). CIGNA expects to complete the sale by the end of 2001. CIGNA’s gain on the sale will be determined at the closing and will be affected by the earnings of this operation through the date of sale and the effect on proceeds of the Yen/dollar exchange rate.

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement.

During the second quarter of 2001, the acquirer entered into agreements with some of the reinsured parties, which relieved CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $22 million after-tax of the deferred gain. Excluding the accelerated gain recognition, CIGNA recognized $3 million after-tax of the deferred gain for the second quarter and $6 million after-tax for the six months of 2001 in Other Operations, compared with $1 million after-tax for both the quarter and six months of 2000. The remaining deferred gain as of June 30, 2001 was approximately $50 million after-tax.

CIGNA expects the acquirer to pursue agreements with additional reinsured parties, which would relieve CIGNA of any remaining obligations to those parties. If agreements with the reinsured parties are reached, an additional pro-rata portion of the deferred gain will be recognized.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business).

NOTE 4 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Fixed maturities	$(38)	$(14)	$(93)	$(28)
Equity securities	1	11	52	28
Mortgage loans	—	(2)	—	(2)
Real estate	(7)	17	(10)	23
Other	(6)	1	(7)	1

	(50)	13	(58)	22
Less income taxes (benefits)	(18)	4	(22)	7

Net realized investment
gains (losses)	$(32)	$ 9	$(36)	$ 15

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Proceeds from sales	$1,343	$752	$2,103	$1,616
Gross gains on sales	$27	$35	$103	$69
Gross losses on sales	$(23)	$(34)	$(59)	$(53)

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (which excludes policyholder share) were as follows:

(In millions)	Pre-tax	Tax (Expense) Benefit	After- Tax

Three Months Ended June 30,

2001

Net unrealized depreciation,
securities:
Unrealized depreciation on
securities held	$(167)	$58	$(109)
Losses realized in net income	37	(13)	24

Net unrealized depreciation,
securities	$(130)	$45	$(85)

Net translation of foreign
currencies	$(13)	$5	$(8)

2000

Net unrealized depreciation,
securities:
Unrealized depreciation on
securities held	$(33)	$11	$(22)
Losses realized in net income	3	(1)	2

Net unrealized depreciation,
securities	$(30)	$10	$(20)

Net translation of foreign
currencies	$(3)	$1	$(2)

Six Months Ended June 30,

2001

Net unrealized depreciation,
securities:
Unrealized depreciation on
securities held	$(69)	$22	$(47)
Losses realized in net income	10	(4)	6
Reclassification to establish
separate caption for derivatives	(6)	2	(4)

Net unrealized depreciation,
securities	$(65)	$20	$(45)

Net unrealized appreciation,
derivatives:
Reclassification to establish
separate caption for derivatives	$6	$(2)	$4
Unrealized appreciation on
derivatives held	8	(3)	5

Net unrealized appreciation,
derivatives	$14	$(5)	$9

Net translation of foreign
currencies	$(43)	$15	$(28)

2000

Net unrealized depreciation,
securities	$(43)	$15	$(28)

Net translation of foreign
currencies	$(15)	$5	$(10)

NOTE 6 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended June 30,

2001

Net income	$252	$—	$252

Shares (in thousands):
Weighted average	149,450	—	149,450
Options and restricted stock
grants		2,147	2,147

Total shares	149,450	2,147	151,597

Earnings per share	$1.69	$(0.03)	$1.66

2000

Net income	$161	$—	$161

Shares (in thousands):
Weighted average	160,978	—	160,978
Options and restricted stock
grants		2,199	2,199

Total shares	160,978	2,199	163,177

Earnings per share	$1.00	$(0.01)	$0.99

Six Months Ended June 30,

2001

Net income	$528	$—	$528

Shares (in thousands):
Weighted average	150,621	—	150,621
Options and restricted stock
grants		2,632	2,632

Total shares	150,621	2,632	153,253

Earnings per share	$3.51	$(0.06)	$3.45

2000

Net income	$432	$—	$432

Shares (in thousands):
Weighted average	164,466	—	164,466
Options and restricted stock
grants		1,784	1,784

Total shares	164,466	1,784	166,250

Earnings per share	$2.63	$(0.03)	$2.60

Common shares held as Treasury shares were 122,514,161 as of June 30, 2001 and 110,211,362 as of June 30, 2000.

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

Individual Life and Annuity Reinsurance. CIGNA had a reinsurance recoverable of $5.7 billion at June 30, 2001 and $5.9 billion at December 31, 2000 from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

Unicover and London Reinsurance. The run-off reinsurance operations include approximately a 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. In addition, two of the retrocessionaires have commenced a separate arbitration in the United Kingdom asserting that CIGNA provides additional retrocessional coverage to them, which CIGNA denies.

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

Effects of Reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Ceded premiums:
Individual life
insurance and annuity
business sold	$92	$107	$182	$212
Other	117	100	180	184

Total	$209	$207	$362	$396

Reinsurance recoveries:
Individual life
insurance and annuity
business sold	$57	$66	$100	$109
Other	45	81	108	179

Total	$102	$147	$208	$288

NOTE 8 – SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results).

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Premiums and fees and
other revenues:

Employee Health Care,
Life and Disability
Benefits	$3,575	$3,414	$7,170	$6,823

Employee Retirement
Benefits and Investment
Services	70	90	161	191

International Life, Health
and Employee Benefits	207	538	423	1,011

Other Operations	168	194	308	392

Corporate	(15)	(12)	(33)	(27)

Total	$4,005	$4,224	$8,029	$8,390

Net income (loss):

Operating income (loss):

Employee Health Care,
Life and Disability
Benefits	$204	$181	$402	$356

Employee Retirement
Benefits and Investment
Services	53	64	113	129

International Life, Health
and Employee Benefits	10	10	31	18

Other Operations	38	(96)	58	(68)

Corporate	(21)	(7)	(40)	(18)

Total operating income	284	152	564	417

Realized investment gains
(losses), net of taxes	(32)	9	(36)	15

Net income	$252	$161	$528	$432

NOTE 9 – CONTINGENCIES AND OTHER MATTERS

Financial Guarantees

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. For example, CIGNA guarantees a minimum level of benefits for certain separate account contracts.

Although the ultimate outcome of any loss contingencies arising from CIGNA’s financial guarantees may adversely affect results of operations in future periods, they are not expected to have a material adverse effect on CIGNA’s liquidity or financial condition.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	proposed class action lawsuits targeting health care companies, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

Health care regulation. Efforts continue in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs or increased litigation exposures without improving the quality of care.

The U.S. Senate and House of Representatives recently passed different versions of “patients’ bill of rights” legislation. Congress will attempt to reconcile the two bills in a conference committee. Although both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability.

Final privacy regulations under the Health Insurance Portability and Accountability Act of 1996 became effective in April 2001. The regulations cover all aspects of the health care delivery system and address the use and disclosure of personally identifiable health care information. Compliance with the privacy regulations is required by April 2003, and is expected to require significant systems enhancements, training and administrative efforts.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA’s health care operations include:

•	mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws;
•	changes in ERISA regulations imposing increased administrative burdens and costs;
•	restrictions on the use of prescription drug formularies;
•	additional privacy legislation that interferes with the proper use of medical information for research, coordination of medical care and disease management;
•	rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	proposed legislation that would exempt independent physicians from the antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products, which are included in Other Operations, to decline. For the second quarter and six months of 2001, revenues of $66 million and $147 million, and operating income of $10 million and $17 million were from products affected by this legislation.

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

Class Action Lawsuits and Other Litigation

CIGNA and several health care industry competitors are defendants in proposed class action lawsuits. These lawsuits allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation is always uncertain. With the exception of certain reinsurance arbitration proceedings (the possible results of which are discussed on page 8), CIGNA does not believe that any legal proceedings currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA will make certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2001,” at page 14). Actual results may differ from CIGNA’s predictions. CIGNA’s discussion of risk factors that could cause results to differ is summarized in the cautionary statement at page 22.

The following discussion addresses the financial condition of CIGNA as of June 30, 2001 compared with December 31, 2000 and its results of operations for the quarter and six months ended June 30, 2001, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2000 Annual Report to Shareholders (pages 20 through 32), to which the reader is directed for additional information.

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

During the second quarter of 2001, CIGNA entered into an agreement to sell its remaining interest in this operation to Yasuda for 33 billion Yen (approximately $265 million at June 30, 2001). CIGNA expects to complete the sale by the end of 2001. CIGNA’s gain on the sale will be determined at the closing and will be affected by the earnings of this operation through the date of sale and the effect on proceeds of the Yen/dollar exchange rate.

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement.

During the second quarter of 2001, the acquirer entered into agreements with some of the reinsured parties, which relieved CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $22 million after-tax of the deferred gain. Excluding the accelerated gain recognition, CIGNA recognized $3 million after-tax of the deferred gain for the second quarter and $6 million after-tax for the six months of 2001, compared with $1 million after-tax for both the quarter and six months of 2000. The remaining deferred gain as of June 30, 2001 was approximately $50 million after-tax.

CIGNA expects the acquirer to pursue agreements with additional reinsured parties, which would relieve CIGNA of any remaining obligations to those parties. If agreements with the reinsured parties are reached, an additional pro-rata portion of the deferred gain will be recognized.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business). For additional discussion, see Other Operations beginning on page 17.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	proposed class action lawsuits targeting health care companies, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

Health care regulation. Efforts continue in the federal and state legislatures and in the courts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs or increased litigation exposures without improving the quality of care.

The U.S. Senate and House of Representatives recently passed different versions of “patients’ bill of rights” legislation. Congress will attempt to reconcile the two bills in a conference committee. Although both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability.

Final privacy regulations under the Health Insurance Portability and Accountability Act of 1996 became effective in April 2001. The regulations cover all aspects of the health care delivery system and address the use and disclosure of personally identifiable health care information. Compliance with the privacy regulations is required by April 2003, and is expected to require significant systems enhancements, training and administrative efforts.

Other regulatory changes that have been under consideration and that could have an adverse effect on CIGNA’s health care operations include:

•	mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state tort laws;
•	changes in ERISA regulations imposing increased administrative burdens and costs;
•	restrictions on the use of prescription drug formularies;
•	additional privacy legislation that interferes with the proper use of medical information for research, coordination of medical care and disease management;
•	rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	proposed legislation that would exempt independent physicians from the antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Class action lawsuits and other litigation. CIGNA and several health care industry competitors are defendants in proposed class action lawsuits. These lawsuits allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation is always uncertain. With the exception of certain reinsurance arbitration proceedings (the possible results of which are discussed on page 18), CIGNA does not believe that any legal proceedings currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could effect CIGNA’s results, see Note 9 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$3,754	$4,056	$7,553	$8,045
Net investment income	708	734	1,424	1,450
Other revenues	251	168	476	345
Realized investment
gains (losses)	(50)	13	(58)	22

Total revenues	4,663	4,971	9,395	9,862
Benefits and expenses	4,278	4,725	8,590	9,196

Income before taxes	385	246	805	666
Income taxes	133	85	277	234

Net income	252	161	528	432
Less realized investment
gains (losses), net of
taxes	(32)	9	(36)	15

Operating income	$284	$152	$564	$417

Operating Income and Adjusted Operating Income

Operating income is defined as net income excluding after-tax realized investment results. Operating income is the measure of profitability used by CIGNA in evaluating segment results. It excludes the effects of realized gains and losses attributable to CIGNA’s investment portfolio to present the underlying results of operations of CIGNA’s businesses. Operating income is not determined in accordance with generally accepted accounting principles (GAAP) and should not be viewed as a substitute for net income determined in accordance with GAAP. Other companies may define operating income differently than does CIGNA.

The following table presents operating income, as defined above, adjusted for certain nonrecurring items. These nonrecurring items are attributable to special circumstances, such as gains on sales of businesses (discussed on pages 11-12) and charges associated with the run-off reinsurance business (discussed on page 17 below and page 26 of CIGNA’s 2000 Annual Report to Shareholders), which are not associated with normal operations. Management believes that results excluding these items represent an appropriate basis to assess the results of operations of CIGNA’s businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Operating income	$284	$152	$564	$417
Accelerated recognition of
portion of deferred gain on
sale of life reinsurance
business	(22)	—	(22)	—
Gain on sale of partial
interest in Japanese life
insurance operation	—	—	(8)	—
Charges for the run-off
reinsurance business	—	127	—	127

Adjusted operating income	$262	$279	$534	$544

Adjusted operating income decreased 6% for the second quarter and 2% for the six months of 2001. These decreases were primarily due to:

•

Lower adjusted operating income in Other Operations, reflecting declines in leveraged corporate life insurance business, lower results from certain investment management services initiatives and, for the six months, the absence of earnings from the reinsurance business; and

•	Lower results in Corporate and Employee Retirement Benefits and Investment Services.

These declines were partially offset by increased operating income in the Employee Health Care, Life and Disability Benefits segment.

Realized Investment Results

The declines in realized investment results for the second quarter and six months of 2001 reflect higher losses from asset write-downs on fixed maturities. These losses are primarily related to investments in collateralized debt obligations, which are secured by pools of corporate debt obligations.

Outlook for 2001

Excluding the nonrecurring items presented in the preceding table and subject to the factors noted in the cautionary statement on page 22, management expects full year adjusted operating income in 2001 to approximate 2000 adjusted operating income of $1.11 billion.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$3,407	$3,284	$6,841	$6,545
Net investment income	148	152	305	301
Other revenues	168	130	329	278

Segment revenues	3,723	3,566	7,475	7,124
Benefits and expenses	3,407	3,281	6,854	6,567

Income before taxes	316	285	621	557
Income taxes	112	104	219	201

Operating income	$204	$181	$402	$356

Realized investment
gains (losses), net
of taxes	$(15)	$4	$(5)	$11

Operating Income

Operating income for the Employee Health Care, Life and Disability Benefits segment increased 13% for the second quarter and six months of 2001 compared with the same periods last year. CIGNA categorizes this segment into Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations (managed behavioral health, medical cost and utilization management, managed dental and managed pharmacy programs). Indemnity includes medical and dental indemnity, disability and group life insurance operations.

Operating income for the HMO and Indemnity operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

HMO operations	$111	$116	$229	$230
Indemnity operations	93	65	173	126

Total	$204	$181	$402	$356

HMO results include net favorable after-tax adjustments from account reviews of $6 million in the second quarter and $11 million for the six months of 2000. Excluding these adjustments, the $1 million of improvement in operating results for the second quarter and $10 million in the six months of 2001 primarily reflect higher earnings in the specialty health care operations and, for the six months, improved Medicare results. These results were partially offset by:

•

unfavorable results in the guaranteed cost HMO business due to medical cost increases (primarily attributable to higher cost and use of professional and inpatient services) and higher operating expenses; and

•	lower earnings in HMO alternative funding programs due to higher operating expenses.

Indemnity results for the second quarter and six months of 2001 increased due to higher earnings for experience-rated health care business, which reflect rate increases and higher membership, as well as improved results in the long-term disability business and indemnity alternative funding health care business.

Premiums and Fees

Premiums and fees increased 4% for the second quarter and 5% for the six months of 2001, primarily due to rate increases and membership growth (excluding the Medicare business, from which CIGNA substantially exited January 1, 2001).

Premium Equivalents

Premiums and fees plus premium equivalents are another measure of the business volume of CIGNA’s health care operations. Premium equivalents generally equal paid claims under alternative funding programs. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or experience-rated programs.

Under alternative funding programs, which are described more completely on page 13 of CIGNA’s 2000 Form 10-K, the customer assumes all or a portion of the responsibility for funding claims, and CIGNA provides claims processing and other services. Premiums and fees plus premium equivalents (which CIGNA calls “adjusted premiums and fees”) convey a sense of the level of business activity of these operations. CIGNA generally earns a lower margin on alternative funding programs than under guaranteed cost or experience-rated programs. Adjusted premiums and fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$3,407	$3,284	$6,841	$6,545
Premium equivalents	5,030	4,438	9,962	8,679

Adjusted premiums
and fees	$8,437	$7,722	$16,803	$15,224

Premiums and premium equivalents for Medicare operations were $74 million for the second quarter and $144 million for the six months of 2001, and $240 million for the second quarter and $490 million for the six months of 2000. As indicated above, CIGNA substantially exited the Medicare business effective January 1, 2001.

The increases in premium equivalents are primarily due to higher medical costs in HMO and indemnity alternative funding programs and, to a lesser extent, membership growth.

Net Investment Income

Net investment income decreased 3% for the second quarter reflecting lower invested assets and yields. There was a slight increase in net investment income for the six months of 2001, primarily reflecting higher invested assets.

Medical Membership

As of June 30, medical membership (excluding Medicare members) was as follows for the HMO and Indemnity operations:

(In millions)	2001	2000

HMO	6.9	6.9
Indemnity (estimated)	7.3	7.0

HMO medical membership for Medicare operations was 45,000 as of June 30, 2001 and 156,000 as of June 30, 2000.

The growth in Indemnity medical membership is primarily due to PPO (Preferred Provider Organization) programs.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$70	$90	$161	$191
Net investment income	422	399	830	795

Segment revenues	492	489	991	986
Benefits and expenses	418	398	831	799

Income before taxes	74	91	160	187
Income taxes	21	27	47	58

Operating income	$53	$64	$113	$129

Realized investment
gains (losses), net of
taxes	$(18)	$8	$(27)	$6

Operating Income

Operating income for the second quarter and six months of 2001 decreased compared with the same periods of 2000. These results reflect the effect of stock market declines on asset-based revenues, higher operating expenses and lower interest margins. For the six months of 2001, these decreases were partially offset by business growth in the non-leveraged corporate life insurance business.

Premiums and Fees

Premiums and fees are principally asset management and administrative charges on general and separate account assets and amounts earned from non-leveraged corporate life insurance. Net investment income primarily represents earnings from general account assets. Most of this net investment income is credited to customers and included in benefits and expenses.

Premiums and fees decreased 22% for the second quarter, and 16% for the six months of 2001 compared with the same periods last year. These decreases primarily reflect decreased single premium group annuity sales, lower asset-based revenues and, for the second quarter, lower non-leveraged corporate life insurance revenues.

Assets Under Management

Assets under management are a determinant of earnings for this segment. The following table shows assets under management and related activity, including amounts attributable to separate accounts, for the six months ended June 30. Assets under management fluctuate because of changes in the market value of fixed maturities and equity securities.

(In millions)	2001	2000

Balance - January 1	$55,154	$55,754
Premiums and deposits	5,308	5,327
Investment results	980	2,085
Decrease in fair value of assets	(1,492)	(883)
Customer withdrawals	(1,966)	(1,777)
Other, including participant
withdrawals and benefit payments	(3,251)	(3,907)

Balance - June 30	$54,733	$56,599

Changes in assets under management are discussed below.

Premiums and deposits. For the six months of 2001, 59% of premiums and deposits were from existing customers, and 41% were from sales to new customers and new plan sales to existing customers. For the six months of 2000, 49% of premiums and deposits were from existing customers, and 51% were from sales to new customers and new plan sales to existing customers.

Investment results. Investment results decreased 53% for the six months of 2001 primarily due to realized capital losses in 2001 (compared with gains in 2000).

Fair value of assets. The fair value of assets decreased for the six months of 2001 primarily from market value depreciation of equity securities in the separate accounts.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$192	$537	$378	$1,009
Net investment income	11	37	23	71
Other revenues	15	1	45	2

Segment revenues	218	575	446	1,082
Benefits and expenses	203	561	398	1,055

Income before taxes	15	14	48	27
Income taxes	5	4	17	9

Operating income	10	10	31	18
Gain on sale of partial
interest in Japanese life
insurance operation	—	—	(8)	—

Adjusted operating income	$10	$10	$23	$18

Realized investment losses,
net of taxes	$—	$(1)	$—	$(1)

Adjusted Operating Income

Adjusted operating income for the second quarter and six months of 2001 reflects improved results from health care and other employee benefit products provided to expatriate employees of multinational companies and from certain Asian operations. The improved results were partially offset by higher expenses for the International operations and, for the quarter, lower earnings from the Japanese life insurance operation due to a lower ownership percentage.

Excluding the gain on sale shown in the table above, operating income for the Japanese life insurance operation was $10 million for the second quarter and $21 million for the six months of 2001, compared with $13 million and $21 million for the same periods last year.

Premiums and Fees

The decrease in premiums and fees is due to the fact that CIGNA no longer consolidates the Japanese life insurance operation (see page 11), for which premiums and fees were $361 million for the second quarter and $675 million for the six months of 2000. Excluding premiums and fees for the Japanese life insurance operation, premiums and fees increased 9% for the second quarter and 13% for the six months of 2001 (19% for the second quarter and 21% for the six months of 2001, excluding the effects of foreign currency changes). These results reflect:

•	growth in life and group benefits business elsewhere in Asia; and
•	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

International Expansion

CIGNA expects to pursue international growth through acquisitions and other investments. This strategy will continue to result in start-up costs and could result in losses for those operations.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$85	$145	$173	$300
Net investment income	121	134	249	254
Other revenues	83	49	135	92

Segment revenues	289	328	557	646
Benefits and expenses	232	477	471	753

Income (loss) before taxes	57	(149)	86	(107)
Income taxes (benefits)	19	(53)	28	(39)

Operating income (loss)	38	(96)	58	(68)
Accelerated recognition of
portion of deferred gain on
sale of life reinsurance
business	(22)	—	(22)	—
Charges for the run-off
reinsurance business	—	127	—	127

Adjusted operating income	$16	$31	$36	$59

Realized investment gains
(losses), net of taxes	$1	$(2)	$(4)	$(1)

Other Operations consist of:

•

the deferred gain recognized from the 1998 sale of the individual life insurance and annuity business ($13 million after-tax for the second quarter and $26 million after-tax for the six months of 2001, and $15 million after-tax for the second quarter and $29 million after-tax for the six months of 2000);

•

the deferred gain recognized from the 2000 sale of certain reinsurance operations as discussed in Acquisitions and Dispositions on page 11 (in addition to the accelerated gain recognition of $22 million as described on page 11, $3 million after-tax was recognized for the second quarter and $6 million after-tax for the six months of 2001, and $1 million for the same periods in 2000);

•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	reinsurance operations (consisting of the sold reinsurance operations prior to the date of sale and the run-off reinsurance business);
•	settlement annuity business; and
•	certain investment management services initiatives.

Operating Income and Adjusted Operating Income

Operating income for the second quarter and six months of 2001 includes the after-tax benefit of $22 million for the accelerated recognition of a portion of the deferred gain on the sale of the life reinsurance business (as discussed on page 11). Operating income for the second quarter and six months of 2000 includes charges for the run-off reinsurance business totaling $127 million after-tax.

The declines in adjusted operating income for the second quarter and six months of 2001 reflect lower earnings from leveraged corporate life insurance and higher losses from certain investment management services initiatives. For the six months of 2001, the decline also reflects the absence of earnings from the reinsurance business.

Premiums and Fees

Premiums and fees decreased 41% for the second quarter and 42% for the six months of 2001, primarily due to lower premiums from reinsurance business.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the second quarter and six months of 2001, revenues of $66 million and $147 million, and operating income of $10 million and $17 million were from products affected by this legislation.

Unicover and London Reinsurance. The run-off reinsurance operations include approximately a 35% share in the primary layer of a workers' compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. In addition, two of the retrocessionaires have commenced a separate arbitration in the United Kingdom asserting that CIGNA provides additional retrocessional coverage to them, which CIGNA denies.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Operating loss	$(21)	$(7)	$(40)	$(18)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The increased operating loss for the second quarter and six months of 2001 primarily reflects lower net investment income on unallocated corporate investments (primarily attributable to lower interest rates and a reduction in investments due to share repurchase activity) and higher corporate overhead expenses (including interest expense) not allocated to operating segments.

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

Cash flows for the six months ended June 30 were as follows:

(In millions)	2001	2000

Operating activities	$340	$917
Investing activities	$(1,187)	$(398)
Financing activities	$318	$(509)

Cash and cash equivalents decreased $532 million in 2001 and $13 million in 2000. Cash flows from investing and financing activities are due to the following:

2001:

•

Cash used in investing activities consisted of a decline in cash of $327 million resulting from accounting for the Japanese life insurance operation on the equity method (as discussed in Note 3 to the Financial Statements and on page 11) and net investment purchases, partially offset by proceeds on the sale of a business ($83 million).

•

Cash provided by financing activities consisted of net deposits and interest credited to contractholder deposit funds ($708 million) and net issuance of debt ($225 million), partially offset by payments of dividends on and repurchase of CIGNA's common stock ($638 million).

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

CIGNA's financial strength provides the capacity and flexibility to raise funds in the capital markets. In January 2001, CIGNA issued $250 million of 7% notes due in 2011. CIGNA had $1.4 billion of long-term debt outstanding at June 30, 2001 and $1.2 billion at December 31, 2000. At June 30, 2001, CIGNA had $750 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

At June 30, 2001, CIGNA's short-term debt amounted to $161 million, an increase of $15 million from December 31, 2000.

Stock repurchase activity for the six months ended June 30 was as follows:

	2001	2000

Shares repurchased	5.2 million	12.8 million
Cost of shares repurchased	$541 million	$1 billion
Average price per share	$104.76	$78.27

From July 1, 2001 through August 1, 2001, an additional 304,800 shares were repurchased for $29 million. The total remaining under CIGNA’s share repurchase authorization as of August 1, 2001 was $484 million.

INVESTMENT ASSETS

Information regarding investment assets, excluding separate account assets, held by CIGNA is presented below. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 4 and 5 to the 2000 Financial Statements and in CIGNA’s 2000 Form 10-K.

(In millions)	June 30, 2001	December 31, 2000

Fixed maturities	$22,722	$24,776
Equity securities	409	569
Mortgage loans	9,488	9,768
Policy loans	2,787	2,987
Real estate	556	528
Other long-term investments	1,144	1,014
Short-term investments	322	166

Total investment assets	$37,428	$39,808

A significant portion of CIGNA’s investment assets is attributable to experience-rated contracts with policyholders. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	June 30, 2001	December 31, 2000

Fixed maturities	43%	37%
Mortgage loans	57%	59%
Real estate	59%	60%
Other long-term investments	52%	59%

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

The following table shows problem and potential problem bonds and mortgage loans as well as real estate held for sale, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	June 30, 2001	December 31, 2000

Problem bonds	$228	$158
Potential problem bonds	$114	$123
Problem mortgage loans	$107	$108
Potential problem mortgage loans	$100	$89
Real estate held for sale	$299	$249

The increase in problem bonds since December 31, 2000 primarily reflects an increasing level of defaults in the asset pools securing collateralized debt obligations, as well as defaults on other public and private securities, reflecting current economic conditions.

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

CIGNA	$32	$7	$66	$14
Policyholder contracts	$19	$10	$35	$17

The effect of non-accruals (investments for which investment income is only recognized when payment is received due to the risk profile of the investments) was not material to CIGNA’s results of operations, liquidity, financial condition or policyholder contracts for these periods.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. These statements may contain information about financial prospects, economic conditions, trends and known uncertainties. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA's health care operations, including increased use and costs of medical services;
2.

increased medical, administrative, technology or other costs resulting from legislative, regulatory and litigation challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on page 12 for more information);

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

This list of important factors is not intended to be exhaustive. There may be other risk factors that would preclude CIGNA from realizing the predictions made in the forward-looking statements. While CIGNA may periodically update this discussion of risk factors, CIGNA does not undertake to update any forward-looking statement that may be made by or on behalf of CIGNA prior to its next required filing with the Securities and Exchange Commission.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

CIGNA described proposed federal class action lawsuits in its Form 10-K for the fiscal year ended December 31, 2000, and the certification of a class of providers in a lawsuit in Illinois state court in its Form 10-Q for the quarter ended March 31, 2001. One of the federal cases, Peterson v. Connecticut General Life Insurance Company, terminated in June 2001, because the plaintiffs withdrew their appeal of the trial court’s dismissal of the case. In the federal cases consolidated in Florida, the court has not decided whether any classes should be certified or whether any plaintiff has stated, as against CIGNA, a claim upon which relief can be granted. In addition, the U.S. Court of Appeals for the Eleventh Circuit has stayed all proceedings in the federal cases brought by physicians pending its consideration of issues relating to arbitration agreements. CIGNA continues to defend these lawsuits vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

CIGNA held its annual meeting of shareholders on April 25, 2001. As of February 28, 2001, the record date for the meeting, 151,556,613 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 132,783,100 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all three nominees to the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for 2001.

Election of nominees to Board of Directors for terms expiring in April 2004	Votes For	Votes Withheld

Robert H. Campbell	132,116,239	666,861
Charles R. Shoemate	132,128,241	654,859
Louis W. Sullivan, M.D	131,940,027	843,073

Ratification of Pricewaterhouse-	Votes For	Votes Against	Abstained
Coopers LLP as Independent Accountants	131,745,152	611,444	426,504

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index.

(b)	During the quarterly period ended June 30, 2001 and between such date and the filing of this Form 10-Q, CIGNA filed the following reports on Form 8-K:

•	dated August 1, 2001, Item 5 - containing a news release regarding its second quarter 2001 results.

•	dated June 18, 2001, Item 9 - containing Regulation FD disclosure.

•	dated June 7, 2001, Item 9 - containing Regulation FD disclosure.

•	dated May 2, 2001, Item 5 - containing a news release regarding its first quarter 2001 results.

•	dated April 9, 2001, Item 9 - containing Regulation FD disclosure.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/James A. Sears
James A. Sears
Vice President and
Chief Accounting Officer

Date:  August 3, 2001

Exhibit Index

Number	Description	Method of Filing

10	Description of Stock Compensation Plan for Non-Employee Directors of CIGNA Corporation (as amended and restated, effective July 1, 2001)	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith