Form 10-Q
period 2001-09-30
CIGNA CORP
filed 2001-11-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                                                      Yes  x   No

        As of September 30, 2001, 144,627,101 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

REVENUES
Premiums and fees	$3,789	$4,110	$11,342	$12,155
Net investment income	721	739	2,145	2,189
Other revenues	285	180	761	525
Realized investment gains (losses)	(17)	(3)	(75)	19

Total revenues	4,778	5,026	14,173	14,888

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,079	3,334	9,189	10,120
Policy acquisition expenses	50	68	169	202
Other operating expenses	1,238	1,194	3,599	3,470

Total benefits, losses and expenses	4,367	4,596	12,957	13,792

INCOME BEFORE INCOME TAXES	411	430	1,216	1,096

Income taxes (benefits):
Current	40	156	288	454
Deferred	101	(4)	130	(68)

Total taxes	141	152	418	386

NET INCOME	$270	$278	$798	$710

BASIC EARNINGS PER SHARE	$1.83	$1.78	$5.34	$4.39

DILUTED EARNINGS PER SHARE	$1.81	$1.74	$5.26	$4.33

DIVIDENDS DECLARED PER SHARE	$0.32	$0.31	$0.96	$0.93

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of September 30, 2001		As of December 31, 2000

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $22,496; $24,163)		$23,599		$24,776
Equity securities, at fair value (cost, $342; $359)		382		569
Mortgage loans		9,744		9,768
Policy loans		2,796		2,987
Real estate		576		528
Other long-term investments		1,151		1,014
Short-term investments		120		166

Total investments		38,368		39,808
Cash and cash equivalents		1,585		2,206
Accrued investment income		562		533
Premiums, accounts and notes receivable		2,838		2,814
Reinsurance recoverables		6,973		7,228
Deferred policy acquisition costs		435		1,052
Property and equipment		1,031		879
Deferred income taxes		1,042		1,199
Other assets		689		475
Goodwill and other intangibles		1,824		1,878
Separate account assets		33,324		37,016

Total assets		$88,671		$95,088

LIABILITIES
Contractholder deposit funds		$28,577		$27,603
Unpaid claims and claim expenses		4,053		4,795
Future policy benefits		10,529		13,252
Unearned premiums		273		589

Total insurance and contractholder liabilities		43,432		46,239
Accounts payable, accrued expenses and other liabilities		5,075		5,111
Short-term debt		140		146
Long-term debt		1,377		1,163
Separate account liabilities		33,324		37,016

Total liabilities		83,348		89,675

CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 271; 269)		68		67
Additional paid-in capital		3,095		2,966
Net unrealized appreciation, fixed maturities	$358		$163
Net unrealized appreciation, equity securities	14		130
Net unrealized appreciation, derivatives	12		-
Net translation of foreign currencies	(26)		4
Minimum pension liability adjustment	(76)		(76)

Accumulated other comprehensive income		282		221
Retained earnings		9,737		9,081
Less treasury stock, at cost		(7,859)		(6,922)

Total shareholders' equity		5,323		5,413

Total liabilities and shareholders' equity		$88,671		$95,088

SHAREHOLDERS' EQUITY PER SHARE		$36.81		$35.61

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,	2001		2000

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$68		$67

Additional paid-in capital, July 1		3,080		2,883
Issuance of common stock for employee benefits plans		15		35

Additional paid-in capital, September 30		3,095		2,918

Accumulated other comprehensive income, July 1		157		128
Net unrealized appreciation, fixed maturities	$174	174	$100	100
Net unrealized depreciation, equity securities	(50)	(50)	(19)	(19)

Net unrealized appreciation on securities	124		81
Net unrealized appreciation, derivatives	3	3	-	-
Net translation of foreign currencies	(2)	(2)	(1)	(1)

Other comprehensive income	125		80

Accumulated other comprehensive income,
September 30		282		208

Retained earnings, July 1		9,513		8,621
Net income	270	270	278	278
Common dividends declared		(46)		(48)

Retained earnings, September 30		9,737		8,851

Treasury stock, July 1		(7,537)		(6,233)
Repurchase of common stock		(322)		(431)
Other treasury stock transactions, net		-		(3)

Treasury stock, September 30		(7,859)		(6,667)

TOTAL COMPREHENSIVE INCOME AND
SHAREHOLDERS' EQUITY	$395	$5,323	$358	$5,377

Nine Months Ended September 30,

Common stock, January 1		$67		$67
Issuance of common stock for employee benefits plans		1		-

Common stock, September 30		68		67

Additional paid-in capital, January 1		2,966		2,825
Issuance of common stock for employee benefits plans		129		93

Additional paid-in capital, September 30		3,095		2,918

Accumulated other comprehensive income, January 1		221		166
Net unrealized appreciation, fixed maturities	$195	195	$82	82
Net unrealized depreciation, equity securities	(116)	(116)	(29)	(29)

Net unrealized appreciation on securities	79		53
Net unrealized appreciation, derivatives	12	12	-	-
Net translation of foreign currencies	(30)	(30)	(11)	(11)

Other comprehensive income	61		42

Accumulated other comprehensive income,
September 30		282		208

Retained earnings, January 1		9,081		8,290
Net income	798	798	710	710
Common dividends declared		(142)		(149)

Retained earnings, September 30		9,737		8,851

Treasury stock, January 1		(6,922)		(5,199)
Repurchase of common stock		(863)		(1,431)
Other treasury stock transactions, net		(74)		(37)

Treasury stock, September 30		(7,859)		(6,667)

TOTAL COMPREHENSIVE INCOME AND
SHAREHOLDERS' EQUITY	$859	$5,323	$752	$5,377

The Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$798	$710
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Insurance liabilities	(176)	746
Reinsurance recoverables	(23)	(88)
Deferred policy acquisition costs	(36)	(124)
Premiums, accounts and notes receivable	(66)	(305)
Accounts payable, accrued expenses and other liabilities	197	496
Deferred income taxes	130	(68)
Realized investment (gains) losses	75	(19)
Depreciation and goodwill amortization	179	166
Gains on sales of businesses	(170)	(70)
Other, net	(199)	(218)

Net cash provided by operating activities	709	1,226

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	2,652	2,221
Equity securities	190	156
Mortgage loans	524	253
Other (primarily short-term investments)	2,706	2,145
Investment maturities and repayments:
Fixed maturities	1,594	1,587
Mortgage loans	390	604
Investments purchased:
Fixed maturities	(5,367)	(5,193)
Equity securities	(211)	(182)
Mortgage loans	(1,003)	(831)
Other (primarily short-term investments)	(2,597)	(1,205)
Proceeds on sale of business, net	83	45
Deconsolidation of Japanese life insurance operation	(327)	-
Other, net	(293)	(266)

Net cash used in investing activities	(1,659)	(666)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	6,432	6,290
Withdrawals and benefit payments from contractholder deposit funds	(5,351)	(5,430)
Issuance of long-term debt	247	-
Repayment of long-term debt	(42)	(55)
Repurchase of common stock	(845)	(1,445)
Issuance of common stock	33	42
Common dividends paid	(143)	(152)

Net cash provided by (used in) financing activities	331	(750)

Effect of foreign currency rate changes on cash and cash equivalents	(2)	(25)

Net decrease in cash and cash equivalents	(621)	(215)
Cash and cash equivalents, beginning of period	2,206	2,232

Cash and cash equivalents, end of period	$1,585	$2,017

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$53	$313
Interest paid	$79	$73

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

NOTE 2 – RECENT DEVELOPMENTS

Events of September 11. As a result of claims arising from the events of September 11, 2001, CIGNA recorded after-tax charges of $25 million in the third quarter of 2001. These charges primarily related to life, accident and disability claims and, to a lesser extent, higher utilization of HMO behavioral health services. These charges were reported by segment as follows: Employee Health Care, Life and Disability Benefits, $20 million; Employee Retirement Benefits and Investment Services, $3 million; and Other Operations, $2 million. These charges, which are net of reinsurance, are based on current information. CIGNA does not expect that any adjustments to these amounts would be material to results of operations, liquidity or financial condition.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Derivative instruments and hedging activities. CIGNA’s investment strategy is to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). As part of this investment strategy, CIGNA typically uses derivatives to minimize interest rate, foreign currency and equity price risks. CIGNA routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize credit risk.

As of January 1, 2001, CIGNA implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as currently amended and interpreted by the Financial Accounting Standards Board (FASB). Implementing SFAS No. 133 had an immaterial effect on CIGNA’s financial statements, increasing net income and accumulated other comprehensive income each by less than $1 million.

In the third quarter of 2001, CIGNA recorded $10 million pre-tax in other operating expenses reflecting the decline in fair value of forward starting swaps (reflected in other liabilities). These swaps were used to hedge a mortgage loan participation to be sold (whose fair value increased by $5 million pre-tax and is reported in other assets and other revenues). CIGNA also recorded $9 million pre-tax in realized investment losses for embedded derivatives whose fair value is based on returns of underlying commercial loan pools. The effects of other derivatives were not material to results of operations, liquidity or financial condition for the third quarter or nine months of 2001 or 2000.

Additional information regarding CIGNA’s implementation of SFAS No. 133 and the nature and accounting treatment of its derivative financial instruments is included in Note 2 to the Financial Statements included in CIGNA’s report on Form 10-Q for the quarterly period ended March 31, 2001.

Goodwill. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for recognizing and measuring goodwill and other intangible assets.

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

Impairment of Long-Lived Assets. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 must be implemented by January 1, 2002. CIGNA has not determined the effect of implementing this new standard.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

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

During the second quarter of 2001, CIGNA entered into an agreement to sell its remaining interest in this operation to Yasuda for 33 billion Yen (approximately $270 million at October 31, 2001). CIGNA expects to complete the sale by the end of 2001. CIGNA’s gain on the sale will be determined at the closing and will be affected by the earnings of this operation through the date of sale and the effect on proceeds of the Yen/dollar exchange rate.

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement.

In the second and third quarters of 2001, the acquirer entered into agreements with some of the reinsured parties, which relieved CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $33 million after-tax for the third quarter and $55 million after-tax for the nine months of 2001 of the deferred gain. Excluding the accelerated gain recognition, CIGNA recognized $2 million after-tax of the deferred gain for the third quarter and $8 million after-tax for the nine months of 2001 in Other Operations, compared with $3 million after-tax for the third quarter and $4 million after-tax for the nine months of 2000. The remaining deferred gain as of September 30, 2001 was approximately $18 million after-tax.

CIGNA expects the acquirer to pursue agreements with additional reinsured parties, which would relieve CIGNA of any remaining obligations to those parties. If agreements with the reinsured parties are reached, CIGNA will accelerate recognition of an additional pro-rata portion of the deferred gain.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business).

NOTE 5 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Fixed maturities	$(28)	$(21)	$(121)	$(49)
Equity securities	(2)	20	50	48
Mortgage loans	--	(1)	--	(3)
Real estate	3	(1)	(7)	22
Other	10	--	3	1

	(17)	(3)	(75)	19
Less income taxes (benefits)	(6)	--	(28)	7

Net realized investment
gains (losses)	$(11)	$(3)	$(47)	$12

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Proceeds from sales	$739	$761	$2,842	$2,377
Gross gains on sales	$35	$26	$138	$95
Gross losses on sales	$(3)	$(20)	$(62)	$(73)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (which excludes policyholder share) were as follows:

(In millions)	Pre-tax	Tax (Expense) Benefit	After- Tax

Three Months Ended September 30,

2001

Net unrealized appreciation,
securities:
Unrealized appreciation on
securities held	$162	$(59)	$103
Losses realized in net income	30	(9)	21

Net unrealized appreciation,
securities	$192	$(68)	$124

Net unrealized appreciation, derivatives	$4	$(1)	$3

Net translation of foreign
currencies	$(3)	$1	$(2)

2000

Net unrealized appreciation,
securities:
Unrealized appreciation on
securities held	$124	$(44)	$80
Losses realized in net income	1	--	1

Net unrealized appreciation,
securities	$125	$(44)	$81

Net translation of foreign currencies	$(2)	$1	$(1)

Nine Months Ended September 30,

2001

Net unrealized appreciation,
securities:
Unrealized appreciation on
securities held	$93	$(37)	$56
Losses realized in net income	40	(13)	27
Reclassification to establish
separate caption for derivatives	(6)	2	(4)

Net unrealized appreciation,
securities	$127	$(48)	$79

Net unrealized appreciation,
derivatives:
Reclassification to establish
separate caption for derivatives	$6	$(2)	$4
Unrealized appreciation on
derivatives held	12	(4)	8

Net unrealized appreciation, derivatives	$18	$(6)	$12

Net translation of foreign
currencies	$(46)	$16	$(30)

2000

Net unrealized appreciation,
securities:
Unrealized appreciation on
securities held	$81	$(29)	$52
Losses realized in net income	1	--	1

Net unrealized appreciation,
securities	$82	$(29)	$53

Net translation of foreign
currencies	$(17)	$6	$(11)

NOTE 7 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended September 30,

2001

Net income	$270	$--	$270

Shares (in thousands):
Weighted average	147,296	--	147,296
Options and restricted stock
grants		1,801	1,801

Total shares	147,296	1,801	149,097

Earnings per share	$1.83	$(0.02)	$1.81

2000

Net income	$278	$--	$278

Shares (in thousands):
Weighted average	156,566	--	156,566
Options and restricted stock
grants		2,929	2,929

Total shares	156,566	2,929	159,495

Earnings per share	$1.78	$(0.04)	$1.74

Nine Months Ended September 30,

2001

Net income	$798	$--	$798

Shares (in thousands):
Weighted average	149,500	--	149,500
Options and restricted stock
grants		2,355	2,355

Total shares	149,500	2,355	151,855

Earnings per share	$5.34	$(0.08)	$5.26

2000

Net income	$710	$--	$710

Shares (in thousands):
Weighted average	161,813	--	161,813
Options and restricted stock
grants		2,166	2,166

Total shares	161,813	2,166	163,979

Earnings per share	$4.39	$(0.06)	$4.33

Common shares held as Treasury shares were 126,237,140 as of September 30, 2001 and 114,795,441 as of September 30, 2000.

NOTE 8 – REINSURANCE RECOVERABLES

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

Individual Life and Annuity Reinsurance. CIGNA had a reinsurance recoverable of $5.6 billion at September 30, 2001 and $5.9 billion at December 31, 2000 from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

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

Some of these matters are likely to be resolved in 2002. The outcomes are uncertain. If some or all of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA’s liquidity or financial condition.

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

Effects of Reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Ceded premiums:
Individual life
insurance and annuity
business sold	$96	$113	$278	$325
Other	29	110	209	294

Total	$125	$223	$487	$619

Reinsurance recoveries:
Individual life
insurance and annuity
business sold	$39	$54	$139	$163
Other	143	96	251	275

Total	$182	$150	$390	$438

NOTE 9 – SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results).

Summarized segment financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Premiums and fees and other revenues:
Employee Health Care,
Life and Disability
Benefits	$3,636	$3,546	$10,806	$10,369
Employee Retirement
Benefits and Investment
Services	80	84	241	275
International Life, Health
and Employee Benefits	218	515	641	1,526
Other Operations	155	165	463	557
Corporate	(15)	(20)	(48)	(47)

Total	$4,074	$4,290	$12,103	$12,680

Net income (loss):
Operating income (loss):
Employee Health Care,
Life and Disability
Benefits	$189	$200	$591	$556
Employee Retirement
Benefits and Investment
Services	52	63	165	192
International Life, Health
and Employee Benefits	15	15	46	33
Other Operations	44	19	102	(49)
Corporate	(19)	(16)	(59)	(34)

Total operating income	281	281	845	698
Realized investment gains
(losses), net of taxes	(11)	(3)	(47)	12

Net income	$270	$278	$798	$710

NOTE 10 – CONTINGENCIES AND OTHER MATTERS

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

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	class action lawsuits targeting health care companies, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

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

In 2001, the U.S. Senate and House of Representatives passed different versions of “patients’ bill of rights” legislation. Congress will attempt to reconcile the two bills in a conference committee. Although both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability.

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

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products, which are included in Other Operations, to decline. For the third quarter and nine months of 2001, revenues of $72 million and $219 million, and operating income of $9 million and $26 million were from products affected by this legislation.

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

Class Action Lawsuits and Other Litigation

CIGNA and several health care industry competitors are defendants in proposed federal class action lawsuits. These lawsuits allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA is also a defendant in a class action lawsuit in an Illinois state court in which health care providers allege breach of contract and seek increased reimbursements. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation is always uncertain. With the exception of certain reinsurance arbitration proceedings (the possible results of which are discussed on page 8), CIGNA does not believe that any legal proceedings currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA will make certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2001,” at page 15). Actual results may differ from CIGNA’s predictions. CIGNA’s discussion of risk factors that could cause results to differ is summarized in the cautionary statement at page 24.

The following discussion addresses the financial condition of CIGNA as of September 30, 2001 compared with December 31, 2000 and its results of operations for the quarter and nine months ended September 30, 2001, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2000 Annual Report to Shareholders (pages 20 through 32), to which the reader is directed for additional information.

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

During the second quarter of 2001, CIGNA entered into an agreement to sell its remaining interest in this operation to Yasuda for 33 billion Yen (approximately $270 million at October 31, 2001). CIGNA expects to complete the sale by the end of 2001. CIGNA’s gain on the sale will be determined at the closing and will be affected by the earnings of this operation through the date of sale and the effect on proceeds of the Yen/dollar exchange rate.

Sale of portions of U.S. life reinsurance business. As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement.

In the second and third quarters of 2001, the acquirer entered into agreements with some of the reinsured parties, which relieved CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $33 million after-tax for the third quarter and $55 million after-

tax for the nine months of 2001 of the deferred gain. Excluding the accelerated gain recognition, CIGNA recognized $2 million after-tax of the deferred gain for the third quarter and $8 million after-tax for the nine months of 2001, compared with $3 million after-tax for the third quarter and $4 million after-tax for the nine months of 2000. The remaining deferred gain as of September 30, 2001 was approximately $18 million after-tax.

CIGNA expects the acquirer to pursue agreements with additional reinsured parties, which would relieve CIGNA of any remaining obligations to those parties. If agreements with the reinsured parties are reached, CIGNA will accelerate recognition of an additional pro-rata portion of the deferred gain.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off (run-off reinsurance business). For additional discussion, see Other Operations beginning on page 19.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	class action lawsuits targeting health care companies, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

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

In 2001, the U.S. Senate and House of Representatives passed different versions of “patients’ bill of rights” legislation. Congress will attempt to reconcile the two bills in a conference committee. Although both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability.

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

Class action lawsuits and other litigation. CIGNA and several health care industry competitors are defendants in proposed federal class action lawsuits. These lawsuits allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA is also a defendant in a class action lawsuit in an Illinois state court in which health care providers allege breach of contract and seek increased reimbursements. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation is always uncertain. With the exception of certain reinsurance arbitration proceedings (the possible results of which are discussed on page 20), CIGNA does not believe that any legal proceedings currently threatened or pending involving CIGNA will result in losses that would be material to results of operations, liquidity or financial condition.

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could effect CIGNA’s results, see Note 10 to the Financial Statements.

Events of September 11

As a result of claims arising from the events of September 11, 2001, CIGNA recorded after-tax charges of $25 million in the third quarter of 2001. These charges primarily related to life, accident and disability claims and, to a lesser extent, higher utilization of HMO behavioral health services. These charges were reported by segment as follows: Employee Health Care, Life and Disability Benefits, $20 million; Employee Retirement Benefits and Investment Services, $3 million; and Other Operations, $2 million. These charges, which are net of reinsurance, are based on current information. CIGNA does not expect that any adjustments to these amounts would be material to results of operations, liquidity or financial condition.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 3 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$3,789	$4,110	$11,342	$12,155
Net investment income	721	739	2,145	2,189
Other revenues	285	180	761	525
Realized investment
gains (losses)	(17)	(3)	(75)	19

Total revenues	4,778	5,026	14,173	14,888
Benefits and expenses	4,367	4,596	12,957	13,792

Income before taxes	411	430	1,216	1,096
Income taxes	141	152	418	386

Net income	270	278	798	710
Less realized investment
gains (losses), net of
taxes	(11)	(3)	(47)	12

Operating income	$281	$281	$845	$698

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

The following table presents operating income, as defined above, adjusted for certain nonrecurring items. These nonrecurring items are attributable to special circumstances, which are not associated with normal operations. These items include charges for September 11 events (discussed on page 14), gains on sales of businesses (discussed on pages 12-13) and charges associated with the run-off reinsurance business (discussed on page 19 below and page 26 of CIGNA’s 2000 Annual Report to Shareholders). Management believes that results excluding these items represent an appropriate basis to assess the results of operations of CIGNA’s businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Operating income	$281	$281	$845	$698
Charges from events of
September 11	25	--	25	--
Accelerated recognition of
portion of deferred gain on
sale of life reinsurance
business	(33)	--	(55)	--
Gain on sale of partial
interest in Japanese life
insurance operation	--	--	(8)	--
Charges for the run-off
reinsurance business	--	--	--	127

Adjusted operating income	$273	$281	$807	$825

Adjusted operating income decreased 3% for the third quarter and 2% for the nine months of 2001. These decreases were primarily due to lower results in the Employee Retirement Benefits and Investment Services segment, Other Operations and Corporate. These declines were partially offset by increased adjusted operating income in the Employee Health Care, Life and Disability Benefits segment.

Realized Investment Results

The declines in realized investment results for the third quarter and nine months of 2001 reflect higher losses from asset write-downs on fixed maturities. These losses are primarily related to investments in collateralized debt obligations, which are secured by pools of corporate debt obligations.

Outlook for 2001

Excluding the nonrecurring items presented in the preceding table and subject to the factors noted in the cautionary statement on page 24, management expects full year adjusted operating income in 2001 to be slightly below 2000 adjusted operating income of $1.11 billion.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$3,461	$3,395	$10,302	$9,940
Net investment income	153	149	458	450
Other revenues	175	151	504	429

Segment revenues	3,789	3,695	11,264	10,819
Benefits and expenses	3,497	3,385	10,351	9,952

Income before taxes	292	310	913	867
Income taxes	103	110	322	311

Operating income	189	200	591	556
Charges from events of
September 11 (HMO,
$5; Indemnity, $15)	20	--	20	--

Adjusted operating
income	$209	$200	$611	$556

Realized investment
gains (losses), net
of taxes	$(18)	$2	$(23)	$13

Adjusted Operating Income

Adjusted operating income for the Employee Health Care, Life and Disability Benefits segment increased 5% for the third quarter and 10% for the nine months of 2001 compared with the same periods last year. CIGNA categorizes this segment into Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations (managed behavioral health, medical cost and utilization management, managed dental and managed pharmacy programs). Indemnity includes medical and dental indemnity, disability and group life insurance operations.

Adjusted operating income for the HMO and Indemnity operations (which excludes charges from events of September 11) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

HMO operations	$114	$116	$343	$346
Indemnity operations	95	84	268	210

Total	$209	$200	$611	$556

HMO results include net unfavorable after-tax adjustments from account reviews of $4 million in the third quarter of 2000 and net favorable after-tax adjustments from account reviews of $7 million for the nine months of 2000. Excluding these adjustments, operating results declined by $6 million in the third quarter and improved by $4 million in the nine months of 2001. These results reflect higher earnings in the specialty health care operations and improved Medicare results. For the quarter, these improvements were more than offset and, for the nine months these improvements were partially offset, by the items noted below:

•	lower earnings in HMO alternative funding programs due to higher operating expenses; and
•

unfavorable results in guaranteed cost HMO business due to medical cost increases (primarily attributable to higher cost and use of professional, outpatient and inpatient services) and higher operating expenses.

Indemnity results for the third quarter and nine months of 2001 increased due to higher earnings for retrospectively experience-rated health care business, which reflect rate increases and higher membership, as well as improved results in the long-term disability business and guaranteed cost health care business. These improvements were partially offset by lower earnings in the group life insurance business.

Premiums and Fees

Premiums and fees increased 7% for the third quarter and 9% for the nine months of 2001, primarily due to rate increases and membership growth (excluding the Medicare business, from which CIGNA substantially exited January 1, 2001).

Alternative Funding Programs and Premium Equivalents

Under alternative funding programs, the customer assumes all or a portion of the responsibility for funding claims, and CIGNA provides claims processing and other services. In contrast to most other major companies in the health care industry, a significantly greater proportion of CIGNA’s health care business consists of alternative funding programs. CIGNA generally earns a lower margin on alternative funding programs than under guaranteed cost or retrospectively experience-rated programs. Alternative funding programs are discussed more completely on page 13 of CIGNA’s 2000 Form 10-K.

Premiums and fees associated with alternative funding programs were $536 million for the third quarter and $1.9 billion for the nine months of 2001, and $526 million for the third quarter and $1.7 billion for the nine months of 2000. These amounts are included in the table below.

Adding “premium equivalents” to premiums and fees (adjusted premiums and fees) produces another measure that is helpful in assessing the business volume of CIGNA’s health care operations. Premium equivalents generally equal paid claims under alternative funding programs. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or retrospectively experience-rated programs. Premium equivalents are an indicator of business volume associated with alternative funding programs and, when combined with premiums and fees, convey a sense of the level of activity supported by CIGNA’s health care operations. However, premium equivalents do not represent premium and fee revenue recognized under GAAP and may not be comparable to similarly titled measures presented by other companies.

Adjusted premiums and fees for the Employee Health Care, Life and Disability Benefits segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$3,461	$3,395	$10,302	$9,940
Premium equivalents	5,028	4,568	14,990	13,247

Adjusted premiums
and fees	$8,489	$7,963	$25,292	$23,187

Premiums and fees for Medicare operations were $79 million for the third quarter and $223 million for the nine months of 2001, and $220 million for the third quarter and $710 million for the nine months of 2000. As indicated above, CIGNA substantially exited the Medicare business effective January 1, 2001.

The increases in premium equivalents are primarily due to higher medical costs in HMO and indemnity alternative funding programs.

Net Investment Income

Net investment income increased 3% for the third quarter and 2% for the nine months of 2001, primarily reflecting higher invested assets.

Medical Membership

As of September 30, medical membership (excluding Medicare members) was as follows for the HMO and Indemnity operations:

(In millions)	2001	2000

HMO	6.9	7.0
Indemnity (estimated)	7.3	7.1

HMO medical membership for Medicare operations was 49,000 as of September 30, 2001 and 138,000 as of September 30, 2000.

The growth in Indemnity medical membership is due to PPO (Preferred Provider Organization) programs.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$80	$84	$241	$275
Net investment income	423	411	1,253	1,206

Segment revenues	503	495	1,494	1,481
Benefits and expenses	429	404	1,260	1,203

Income before taxes	74	91	234	278
Income taxes	22	28	69	86

Operating income	52	63	165	192
Charges from events
of September 11	3	--	3	--

Adjusted operating
income	$55	$63	$168	$192

Realized investment
losses, net of taxes	$(3)	$(6)	$(30)	$--

Adjusted Operating Income

The decrease in adjusted operating income for the third quarter and nine months of 2001 primarily reflects the effect of stock market declines on asset-based revenues, higher operating expenses and, for the nine months, lower interest margins.

Revenues

Premiums and fees are principally asset management and administrative charges on general and separate account assets and amounts earned from non-leveraged corporate life insurance. Net investment income primarily represents earnings from general account assets. Most of this net investment income is credited to customers and included in benefits and expenses.

Premiums and fees decreased 5% for the third quarter and 12% for the nine months of 2001, compared with the same periods last year. These decreases primarily reflect lower asset-based revenues and, for the nine months, decreased single premium group annuity sales. Net investment income increased 3% for the third quarter and 4% for the nine months of 2001 primarily due to higher general account assets.

Assets Under Management

Assets under management are a determinant of earnings for this segment. The following table shows assets under management and related activity, including amounts attributable to separate accounts, for the nine months ended September 30. Assets under management fluctuate because of changes in the market value of fixed maturities and equity securities.

(In millions)	2001	2000

Balance - January 1	$55,154	$55,754
Premiums and deposits	7,105	7,797
Investment results	1,261	3,418
Decrease in fair value of assets	(4,396)	(1,295)
Customer withdrawals	(2,467)	(2,730)
Other, including participant
withdrawals and benefit payments	(4,660)	(5,949)

Balance - September 30	$51,997	$56,995

Changes in assets under management are discussed below.

Premiums and deposits. For the nine months of 2001, 61% of premiums and deposits were from existing customers, and 39% were from sales to new customers and new plan sales to existing customers. For the nine months of 2000, 49% of premiums and deposits were from existing customers, and 51% were from sales to new customers and new plan sales to existing customers.

Investment results. Investment results decreased 63% for the nine months of 2001 primarily due to realized capital losses in 2001 (compared with gains in 2000).

Fair value of assets. The fair value of assets decreased for the nine months of 2001 primarily from market value depreciation of equity securities in the separate accounts.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$196	$515	$574	$1,524
Net investment income	11	34	34	105
Other revenues	22	--	67	2

Segment revenues	229	549	675	1,631
Benefits and expenses	206	525	604	1,580

Income before taxes	23	24	71	51
Income taxes	8	9	25	18

Operating income	15	15	46	33
Gain on sale of partial
interest in Japanese life
insurance operation	--	--	(8)	--

Adjusted operating income	$15	$15	$38	$33

Realized investment losses,
net of taxes	$--	$--	$--	$(1)

Adjusted Operating Income

Adjusted operating income for the third quarter and nine months of 2001 reflects improved results from life and group benefits operations, as well as improved results from health care and other employee benefit products provided to expatriate employees of multinational companies. These improvements were partially offset by lower earnings from the Japanese life insurance operation due to a lower ownership percentage.

Excluding the gain on sale shown in the table above, operating income for the Japanese life insurance operation was $13 million for the third quarter and $34 million for the nine months of 2001, compared with $18 million and $39 million for the same periods last year.

Premiums and Fees

The decrease in premiums and fees is due to the fact that CIGNA no longer consolidates the Japanese life insurance operation (see page 12), for which premiums and fees were $338 million for the third quarter and $1.0 billion for the nine months of 2000. Excluding premiums and fees for the Japanese life insurance operation, premiums and fees increased 11% for the third quarter and 12% for the nine months of 2001. These results reflect:

•	growth in life and group benefits business elsewhere in Asia; and
•	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

International Expansion

CIGNA expects to pursue international growth through acquisitions, joint ventures and other investments. This strategy will continue to result in start-up costs and could result in losses for those operations.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Premiums and fees	$52	$116	$225	$416
Net investment income	129	133	378	387
Other revenues	103	49	238	141

Segment revenues	284	298	841	944
Benefits and expenses	220	270	691	1,023

Income (loss) before taxes	64	28	150	(79)
Income taxes (benefits)	20	9	48	(30)

Operating income (loss)	44	19	102	(49)
Charges from events of
September 11	2	--	2	--
Accelerated recognition of
portion of deferred gain on
sale of life reinsurance
business	(33)	--	(55)	--
Charges for the run-off
reinsurance business	--	--	--	127

Adjusted operating income	$13	$19	$49	$78

Realized investment gains,
net of taxes	$10	$1	$6	$--

Other Operations consist of:

•

the deferred gain recognized from the 1998 sale of the individual life insurance and annuity business ($13 million after-tax for the third quarter and $39 million after-tax for the nine months of 2001, and $14 million after-tax for the third quarter and $43 million after-tax for the nine months of 2000);

•

the deferred gain recognized from the 2000 sale of certain reinsurance operations as discussed in Acquisitions and Dispositions on page 12 (in addition to the accelerated gain recognition of $33 million after-tax for the third quarter and $55 million after-tax for the nine months of 2001 as described on pages 12-13, $2 million after-tax was recognized for the third quarter and $8 million after-tax for the nine months of 2001, and $3 million after-tax for the third quarter and $4 million after-tax for the nine months of 2000);

•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	reinsurance operations (consisting of the sold reinsurance operations prior to the date of sale and the run-off reinsurance business);
•	settlement annuity business; and
•	certain investment management services initiatives.

Operating Income and Adjusted Operating Income

Operating income includes the after-tax benefit of $33 million for the third quarter and $55 million for the nine months of 2001 for the accelerated recognition of a portion of the deferred gain on the sale of the life reinsurance business (as discussed on pages 12-13). Operating income for the nine months of 2000 includes charges for the run-off reinsurance business totaling $127 million after-tax.

The declines in adjusted operating income for the third quarter and nine months of 2001 reflect lower earnings from leveraged corporate life insurance, lower earnings from the run-off reinsurance business and higher losses from certain investment management services initiatives.

Premiums and Fees

Premiums and fees decreased 55% for the third quarter and 46% for the nine months of 2001, primarily due to lower premiums from the run-off reinsurance business.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the third quarter and nine months of 2001, revenues of $72 million and $219 million, and operating income of $9 million and $26 million were from products affected by this legislation.

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

Some of these matters are likely to be resolved in 2002. The outcomes are uncertain. If some or all of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA's liquidity or financial condition.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

Operating loss	$(19)	$(16)	$(59)	$(34)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The increased operating loss for the third quarter and nine months of 2001 primarily reflects lower net investment income on unallocated corporate investments (primarily attributable to lower interest rates and a reduction in investments due to share repurchase activity) and higher interest expense.

For the nine months, higher corporate overhead expenses not allocated to segments increased the operating loss.

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

Cash flows for the nine months ended September 30 were as follows:

(In millions)	2001	2000

Operating activities	$709	$1,226
Investing activities	$(1,659)	$(666)
Financing activities	$331	$(750)

Cash and cash equivalents decreased $621 million in 2001 and $215 million in 2000. Cash flows from investing and financing activities are due to the following:

2001:

•

Cash used in investing activities consisted of a decline in cash of $327 million resulting from accounting for the Japanese life insurance operation on the equity method (as discussed in Note 4 to the Financial Statements and on page 12) and net investment purchases, partially offset by proceeds on the sale of a business ($83 million).

•

Cash provided by financing activities consisted of net deposits and interest credited to contractholder deposit funds ($1.1 billion) and net issuance of debt ($205 million), partially offset by payments of dividends on and repurchase of CIGNA's common stock ($988 million).

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

CIGNA's financial strength provides the capacity and flexibility to raise funds in the capital markets. In October 2001, CIGNA issued $250 million of 6.375% notes due in 2011. In January 2001, CIGNA issued $250 million of 7% notes due in 2011. CIGNA had $1.4 billion of long-term debt outstanding at September 30, 2001 and $1.2 billion at December 31, 2000.

Subsequent to the October 2001 debt issuance, CIGNA had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

At September 30, 2001, CIGNA's short-term debt amounted to $140 million, a decrease of $6 million from December 31, 2000.

Stock repurchase activity for the nine months ended September 30 was as follows:

	2001	2000

Shares repurchased	8.8 million	17.2 million
Cost of shares repurchased	$863 million	$1.4 billion
Average price per share	$97.69	$83.21

From October 1, 2001 through November 2, 2001, an additional 1.6 million shares were repurchased for $134 million. On October 24, 2001, CIGNA’s Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining under CIGNA’s share repurchase authorization as of November 2, 2001 was $556 million.

INVESTMENT ASSETS

Information regarding investment assets, excluding separate account assets, held by CIGNA is presented below. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 4 and 5 to the 2000 Financial Statements and in CIGNA’s 2000 Form 10-K.

(In millions)	September 30, 2001	December 31, 2000

Fixed maturities	$23,599	$24,776
Equity securities	382	569
Mortgage loans	9,744	9,768
Policy loans	2,796	2,987
Real estate	576	528
Other long-term investments	1,151	1,014
Short-term investments	120	166

Total investment assets	$38,368	$39,808

A significant portion of CIGNA’s investment assets is attributable to experience-rated contracts with policyholders. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	September 30, 2001	December 31, 2000

Fixed maturities	44%	37%
Mortgage loans	56%	59%
Real estate	56%	60%
Other long-term investments	54%	59%

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

The following table shows problem and potential problem bonds and mortgage loans as well as real estate held for sale, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	September 30, 2001	December 31, 2000

Problem bonds	$176	$158
Potential problem bonds	$182	$123
Problem mortgage loans	$115	$108
Potential problem mortgage loans	$92	$89
Real estate held for sale	$307	$249

The increases in potential problem bonds and real estate held for sale since December 31, 2000 reflect the deteriorating economic environment.

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA's net income and amounts attributable to policyholder contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2001	2000	2001	2000

CIGNA	$34	$11	$100	$25
Policyholder contracts	$25	$10	$60	$27

The effect of non-accruals (investments for which investment income is only recognized when payment is received due to the risk profile of the investments) was not material to CIGNA’s results of operations, liquidity, financial condition or policyholder contracts for these periods.

The deteriorating economy is likely to cause additional investment losses. These losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on CIGNA’s liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

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
2.

increased medical, administrative, technology or other costs resulting from legislative, regulatory and litigation challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on page 13 for more information);

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

Part II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended September 30, 2001 and between such date and the filing of this Form 10-Q, CIGNA filed the following reports on Form 8-K:

•	dated November 2, 2001, Item 5 – containing a news release regarding its third quarter 2001 results.

•	dated October 1, 2001, Item 5 – containing a news release regarding estimated losses related to the events of September 11, 2001.

•	dated September 7, 2001, Item 9 – containing Regulation FD disclosure.

•	dated August 1, 2001, Item 5 – containing a news release regarding its second quarter 2001 results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/James A. Sears
James A. Sears
Vice President and
Chief Accounting Officer

Date:  November 2, 2001

Exhibit Index

Number	Description	Method of Filing

10	CIGNA Deferred Compensation Plan (Amended and Restated as of October 24, 2001)	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith