Form 10-K405
period 2001-12-31
CIGNA CORP
filed 2002-02-28
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended December 31, 2001
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2002, was approximately $12.4 billion.

        As of January 31, 2002, 141,477,878 shares of the registrant’s Common Stock were outstanding.

        Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2001. Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated March 22, 2002.

PART I

Item 1. BUSINESS

A. Description of Business

        CIGNA Corporation had consolidated shareholders’ equity of $5.1 billion and assets of $91.6 billion as of December 31, 2001, and revenues of $19.1 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned employee benefits organizations in the United States. Its subsidiaries are major providers of employee benefits offered through the workplace, including health care products and services, group life, accident and disability insurance, retirement products and services and investment management. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

        As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this document.

        CIGNA’s revenues are derived principally from premiums and fees, and investment income. CIGNA conducts its business through subsidiaries in the following operating divisions, the financial results of which are reported in the following segments:

•	Employee Health Care, Life and Disability Benefits Segment (beginning on page 5).

•	CIGNA HealthCare
•	CIGNA Group Insurance

•	Employee Retirement Benefits and Investment Services Segment (beginning on page 16).

•	CIGNA Retirement & Investment Services

•	International Life, Health and Employee Benefits Segment (beginning on page 23).

•	CIGNA International

In addition, Other Operations (beginning on page 26) includes:

•	the recognition of deferred gains on the sales of CIGNA's individual life insurance and annuity business and reinsurance business; and
•

the results of CIGNA's retained reinsurance business, corporate life insurance business on which policy loans are outstanding, settlement annuity business, and non-insurance operations engaged primarily in investment and real estate activities.

        Investment results produced by CIGNA Retirement & Investment Services on behalf of CIGNA’s insurance operations are reported in each segment’s results.

Recent Transaction

        In November 2001, CIGNA sold its remaining 40% interest in its Japanese life insurance operation for cash proceeds of approximately $267 million. For additional information about the sale of the Japanese life insurance operation, see the discussion of the International Life, Health and Employee Benefits segment on page 23, as well as page 19 of the Management’s Discussion and Analysis (“MD&A”) section of, and Note 3 to the Financial Statements included in, CIGNA’s 2001 Annual Report to Shareholders (“Annual Report”).

B. Financial Information about Industry Segments

        Financial information in the tables that follow is presented in conformity with generally accepted accounting principles (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to the 2000 and 1999 financial information to conform to the 2001 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 2000, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

        Financial data for each of CIGNA’s business segments is set forth in Note 18 and financial information for foreign operations is set forth in Note 19 to the Financial Statements included in CIGNA’s Annual Report.

C. Employee Health Care, Life and Disability Benefits

Principal Products and Markets

        CIGNA’s Employee Health Care, Life and Disability Benefits operations offer a wide range of managed care and indemnity products and services primarily to meet the needs of employers of all sizes and their employees and dependents. These products and services are provided by subsidiaries of CIGNA Corporation.

        The customers of these operations range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, professional and other associations, government-sponsored programs and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

        The following table sets forth the net premiums and fees, premium equivalents and adjusted premiums and fees for this segment by principal product categories (described beginning on page 7) and by funding arrangements (described beginning on page 11). Premium equivalents generally equal paid claims under alternative funding arrangements. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or retrospectively experience-rated programs, which are described beginning on page 11. Premium equivalents are an indicator of business volume associated with alternative funding arrangements and, when combined with premiums and fees (“adjusted premiums and fees”), convey the level of activity supported by the operations of this segment.

	Premiums and Fees	Premium Equivalents	Adjusted Premiums and Fees
Year ended December 31, 2001	(In millions)

By Product:
Managed Care:
Medical	$6,352	$7,239	$13,591
Dental	412	-	412

Total Managed Care	6,764	7,239	14,003

Indemnity:
Medical	4,047	10,871	14,918
Life	1,698	-	1,698
Long-term Disability	591	70	661
Dental	516	1,977	2,493
Accidental Death and Dismemberment	217	-	217
Short-term Disability	114	73	187
Other	19	-	19

Total Indemnity	7,202	12,991	20,193

Total	$13,966	$20,230	$34,196

By Funding Arrangement:
Guaranteed Cost	$7,761	$-	$7,761
Retrospectively Experience-Rated	3,424	-	3,424
Alternative Funding	2,781	20,230	23,011

Total	$13,966	$20,230	$34,196

	Premiums and Fees	Premium Equivalents	Adjusted Premiums and Fees
Year ended December 31, 2000	(In millions)

By Product:
Managed Care:
Medical	$6,254	$6,769	$13,023
Dental	407	-	407

Total Managed Care	6,661	6,769	13,430

Indemnity:
Medical	3,607	9,092	12,699
Life	1,764	-	1,764
Long-term Disability	556	69	625
Dental	483	1,776	2,259
Accidental Death and Dismemberment	230	-	230
Short-term Disability	102	76	178
Other	22	-	22

Total Indemnity	6,764	11,013	17,777

Total	$13,425	$17,782	$31,207

By Funding Arrangement:
Guaranteed Cost	$7,583	$-	$7,583
Retrospectively Experience-Rated	3,327	-	3,327
Alternative Funding	2,515	17,782	20,297

Total	$13,425	$17,782	$31,207

Year ended December 31, 1999
By Product:
Managed Care:
Medical	$5,894	$5,832	$11,726
Dental	419	-	419

Total Managed Care	6,313	5,832	12,145

Indemnity:
Medical	3,001	7,728	10,729
Life	1,800	-	1,800
Long-term Disability	498	72	570
Dental	454	1,684	2,138
Accidental Death and Dismemberment	198	-	198
Short-term Disability	93	69	162
Other	46	-	46

Total Indemnity	6,090	9,553	15,643

Total	$12,403	$15,385	$27,788

By Funding Arrangement:
Guaranteed Cost	$7,151	$-	$7,151
Retrospectively Experience-Rated	3,120	-	3,120
Alternative Funding	2,132	15,385	17,517

Total	$12,403	$15,385	$27,788

Products and Services

        Health care products and services and life, accident and disability insurance are this segment’s principal product lines. CIGNA provides a wide array of products and services to satisfy the benefit needs of employers and their employees and dependents, as described below:

•	managed care products and services, such as:

•	medical health maintenance organizations ("HMOs"),
•	point-of-service medical plans,
•	managed dental programs,
•	managed behavioral health and substance abuse products and services,
•	medical cost and utilization management products and services, and
•	managed pharmacy programs and pharmaceutical fulfillment services;

•	indemnity products and services, such as:

•	traditional medical and dental indemnity,
•	medical and dental preferred provider organizations,
•	indemnity pharmacy programs, and
•	life, accident and disability insurance.

Managed Care Products and Services

        Managed care products provide for an effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products and services include those described below.

        Medical HMOs. HMOs generally offer the most cost-efficient form of health care coverage. Members typically choose a primary care physician from CIGNA’s provider network. Primary care physicians are responsible for the member’s primary medical and preventive care. Typically, a member must receive a referral from his or her primary care physician to receive covered services from a participating specialist or medical facility in order to have those services covered under the member’s plan.

        In 2001, CIGNA introduced an open access HMO product in certain geographic markets. This product offers the member an HMO network of providers but does not require a referral from the primary care physician in order to have services provided by a participating specialist or medical facility covered under the member’s plan.

        CIGNA delivers its medical HMOs through individual practice association (“IPA”) models, staff models and mixed models.

        Under an IPA model, the HMO contracts with independent physicians and hospitals to provide services. IPAs typically cover wide geographic areas and have low fixed costs. They rely on cost-effective contracts with providers and appropriate utilization management to deliver quality medical care at an appropriate cost.

        In a staff model, physicians and certain other providers are employees of the HMO. The HMO may own the medical facilities where the services are performed. Staff models offer a greater opportunity for direct influence over medical costs, quality and service, but require more capital investment and have higher fixed costs.

        IPAs typically offer broader provider choice to the consumer, whereas staff models generally offer more limited provider choice but lower costs. Mixed model HMOs offer participants a choice of IPA and staff model providers.

        The table below shows the number of IPA, staff and mixed model HMOs as of December 31:

	2001	2000	1999
IPA Models	55	57	58
Staff Models	2	2	3
Mixed Models	3	3	4

        As of December 31, 2001, CIGNA’s HMO networks included approximately 255,000 physicians and 2,800 hospitals.

        Most providers are paid by CIGNA on a contracted fee-for-service or other service-specific basis. Certain of CIGNA’s HMO providers receive a monthly predetermined fee (capitation) from CIGNA to cover the cost of certain services available to each HMO member, regardless of the medical services actually provided to each member. Capitation arrangements shift some of the financial risk from CIGNA to the providers.

        In some cases, capitated providers subcontract with other providers for certain health care services. In the event that the capitated provider is paid but fails to pay its subcontracted providers, the subcontracted providers or regulators may attempt to look to the CIGNA HMO for payment. The CIGNA HMO may, in some cases, voluntarily make additional payments directly to the subcontracted providers to ensure continuity of care to its members through the provider network. A few states have adopted laws or regulations requiring that HMOs pay subcontracted providers in this situation. CIGNA HMOs typically require a satisfactory letter of credit or other financial guarantee from the capitated provider to protect it from this possible exposure. Older contracts with capitated providers may not have this protection.

        CIGNA has contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to provide Medicare HMO coverage for eligible individuals in two geographic markets. These contracts provide for a fixed per member per month premium from CMS, based upon a formula that calculates the projected cost of providing services for each Medicare member. Premium amounts are updated annually. Members generally receive additional benefits over standard Medicare fee-for-service coverage, including prescription drug and vision coverage and pay lower, fixed co-payments for services used. Depending on the plan benefits selected, members may be required to pay an additional premium to CIGNA for their HMO coverage.

        CIGNA is also a participating provider in the fee-for-service Medicare program, furnishing outpatient and, in one location, inpatient care to Medicare beneficiaries. Reimbursement for these services is made by CMS pursuant to laws and regulations governing the Medicare program. Currently, CMS reimburses outpatient services in accordance with payment classification groups based on historical cost information filed by the participating CIGNA subsidiary. CMS reimburses inpatient stays at a case rate based on the patient’s diagnosis. See page 40 for a description of an investigation relating to cost reports filed by a CIGNA subsidiary.

        CIGNA also has contracted with two state agencies to offer coverage for individuals eligible for Medicaid and with the Office of Personnel Management (“OPM”) for the federal employees program. Benefits are generally determined by the contracting agencies. Medicaid premiums are determined by the contracting agency, while CIGNA agrees upon rates with OPM for the federal employee plan.

        Point-of-Service Medical Plans. Under point-of-service plans, participants generally pay an HMO-type fixed co-payment to use CIGNA’s managed care network providers. Alternatively, participants may choose to go to non-network providers. Use of non-network providers is subject to certain deductibles and cost sharing provisions, which are generally more costly to the participants than those required when using network providers. Participants in point-of-service plans are considered HMO members for purposes of the table on page 10.

        Managed Dental Programs. CIGNA offers managed dental care products through networks of independent providers in most states. CIGNA contracts with dentists to provide services to members. Most network dentists receive a monthly predetermined fee (capitation) for each covered member. Network dentists may also receive additional fees for certain services. Generally, members are responsible for a fixed co-payment for certain covered services provided by a network dentist.

        Managed Behavioral Health. CIGNA also provides managed behavioral health and employee assistance program services to its customers. CIGNA provides its behavioral health coverage through a national network of independent behavioral health providers and facilities that are paid on a contracted fee-for-service basis. Members pay a fixed co-payment for most of these services.

        Medical Cost and Utilization Management, and Managed Pharmacy Programs. In addition, CIGNA provides disability management and medical cost containment services to help insurers and employers optimize the quality relative to the cost of certain of their benefit programs. CIGNA also provides managed pharmacy benefit programs to HMO and indemnity customers, and mail order and on-line pharmaceutical fulfillment services.

        CIGNA promotes the delivery of quality care under its managed care products in part through its credentialing of medical providers and facilities, using its own quality criteria which meet external accreditation agency standards.

        CIGNA’s practitioner credentialing criteria include verification of a current unrestricted professional license, a valid and unrestricted license to prescribe drugs (as appropriate), board certification or other appropriate training and hospital privileges at a CIGNA participating facility. In addition, CIGNA queries the National Practitioner Data Bank to obtain information about the practitioner’s malpractice experience and also obtains Medicare sanction activity. CIGNA expects practitioners to demonstrate an acceptable history of malpractice claim experience, adequacy of malpractice insurance coverage and an acceptable work history. Typically, practitioners are recredentialed every two years.

        To be credentialed, CIGNA requires the medical facilities with which it contracts to have an unrestricted state license, no sanctions by the Department of Health and Human Services, accreditation by an approved accrediting organization and adequate malpractice and general liability coverage. Typically, medical facilities are recredentialed every three years.

        CIGNA also seeks accreditation of its medical HMOs by the National Committee for Quality Assurance (“NCQA”). The NCQA is a nationally recognized independent, not-for-profit organization dedicated to assessing, measuring and reporting on the quality of managed care plans. As of December 31, 2001, 100% of CIGNA’s medical HMOs have gone through the NCQA accreditation process, with 91% receiving a commendable or higher rating by the NCQA.

Indemnity Products and Services

        Traditional Medical and Dental Indemnity. Traditional medical and dental indemnity products generally do not restrict selection of providers or vary their insureds’ cost sharing obligations depending on the providers chosen. The costs of traditional indemnity products to customers are higher than managed care products, due to the limited number of negotiated fee arrangements with physicians and hospitals to control unit costs and limited influence over the utilization of services. Under indemnity arrangements, insureds usually pay deductibles and coinsurance, subject to annual out-of-pocket maximums.

        Preferred Provider Organizations (PPOs). CIGNA has contractual arrangements with certain physicians, hospitals and other independent providers that comprise medical and dental PPO networks. Under a typical PPO plan, a participant may elect (with certain exceptions) to receive care from any health care provider. Within applicable state requirements and restrictions, CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who are generally paid on a discounted basis, than it does for care obtained from non-contracted providers. As of December 31, 2001, 2000 and 1999, CIGNA had 139, 137 and 128 medical PPO networks. As of the same dates, CIGNA’s national dental PPO network had approximately 54,000, 50,000 and 43,000 participating dentists.

        Some of CIGNA’s medical PPO networks, called “Gatekeeper PPOs”, use contracted primary care physicians to make referrals to specialists and other health care providers. Under a Gatekeeper PPO, the higher reimbursement level is usually available only if participants obtain a referral from their primary care physicians before using other contracted providers. As of December 31, 2001, 2000 and 1999, CIGNA had 48, 38 and 37 Gatekeeper PPO networks in addition to its medical PPO networks that do not require referrals from the primary care physician.

        Participants in Gatekeeper PPOs are considered HMO members for the purposes of the covered lives table below.

Covered Lives

        CIGNA’s managed care, medical and dental indemnity and behavioral health products and services covered the following approximate number of lives for the periods presented.

Approximate Number of Covered Lives

	As of December 31,

	2001	2000	1999

	(In thousands)

Medical Covered Lives
Managed Care:
Guaranteed Cost:
Commercial	2,111	2,033	1,923
Medicare and Medicaid	152	204	262
Experience-rated and alternative funding
(including Gatekeeper PPOs)	4,709	4,997	4,555

Total Managed Care	6,972	7,234	6,740

Indemnity (estimated):
Medical	1,616	2,017	2,432
Medical PPO (excluding Gatekeeper PPOs)	5,780	5,062	4,185

Total Indemnity	7,396	7,079	6,617

Total Medical Covered Lives	14,368	14,313	13,357

Behavioral Care	13,559	12,347	10,271

Dental Covered Lives:
Managed Care	2,756	2,833	2,898
Indemnity and Dental PPO (estimated)	10,600	10,246	10,827

Total Dental Covered Lives	13,356	13,079	13,725

        Life, Accident and Disability Insurance Products and Services. CIGNA also offers group life insurance, accidental death and dismemberment insurance, and long-term and short-term disability insurance products and services. Group insurance products are marketed to employers, employees, professional and other associations and other groups.

        Group life insurance products include group term life, group universal life and group variable universal life insurance. Group term life insurance may be employer-paid basic life insurance or employee-paid supplemental life insurance, and also may be offered through groups other than employers and unions. Group universal life insurance is a voluntary life insurance product in which the owner may accumulate cash value. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed rate, and may be borrowed, withdrawn, or used to fund future life insurance coverage. With group variable universal life insurance, the cash value varies directly with the performance of the underlying investments and neither the return nor the principal is guaranteed.

        Approximately 6,000 group life insurance policies covering approximately 19.4 million lives were outstanding as of December 31, 2001. The following table shows group life insurance in force and cancellation data.

	Year Ended December 31,

	2001	2000	1999

	(In billions)

In force, end of year	$456	$444	$459

Cancellations (lapses
and expirations)	$30	$50	$60

        CIGNA markets group long-term and short-term disability insurance products in all states and statutorily required disability insurance plans in certain states. CIGNA’s integrated disability insurance products coordinate short-term disability, long-term disability and workers’ compensation with health care coverages to provide increased efficiency and effectiveness in disability claims management. These products generally provide a fixed level of income to replace a portion of wages lost because of disability. They also provide assistance in return to work and assistance to the employer in managing the cost of employee disability.

        CIGNA offers personal accident coverage, which consists primarily of accidental death and dismemberment and travel accident insurance, to employers, associations and other groups.

Distribution

        CIGNA employs group sales representatives to distribute the managed care and indemnity products and services of this segment through national and other insurance brokers, through insurance consultants and directly to employers. CIGNA also employs representatives to sell disability management, medical and disability cost containment, and managed behavioral health and employee assistance program services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2001, the field sales force for the products and services of this segment consisted of approximately 685 sales representatives in 100 field locations.

Funding Arrangements

        The segment’s managed care and indemnity products are offered through guaranteed cost, retrospectively experience-rated and alternative funding arrangements. Customers may combine funding arrangements to benefit from the features of more than one.

        Under guaranteed cost arrangements, CIGNA charges a premium and bears the risk for costs incurred in excess of the premium.

        Under retrospectively experience-rated arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period and may be adjusted at the end of the policy period based on the actual incurred costs over the policy period. CIGNA generally bears the risk for costs incurred in excess of premiums, but has the ability to recover this excess from policyholders that renew their experience-rated contracts with CIGNA. For additional discussion, see “Pricing, Reserves and Reinsurance” below.

        Alternative funding arrangements consist primarily of Administrative Services Only (“ASO”) plans and minimum premium programs. Under ASO plans, the plan sponsor, rather than CIGNA, assumes the risk for claim costs incurred.

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

        Minimum premium programs combine insurance protection with an element of self-funding. The policyholder self-funds claims up to a predetermined aggregate, maximum amount and CIGNA bears the risk for claims in excess of that amount, but has the ability to recover this excess from policyholders that renew their minimum premium contracts with CIGNA.

        Alternative funding programs and their effect on CIGNA’s results are more fully described on page 22 of the MD&A section of CIGNA’s Annual Report.

Pricing, Reserves and Reinsurance

        Premiums and fees charged for most insured managed care and indemnity products are generally set in advance of the policy period and are guaranteed for a one-year duration. Premiums and fees charged for disability and life insurance products are often guaranteed for two years, and occasionally for three years, but contracts may be subject to termination.

        Premium rates are established either on a guaranteed cost basis or on a retrospectively experience-rated basis. Charges to customers established on a guaranteed cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period.

        A guaranteed cost pricing methodology reflects assumptions about future claims, expenses, credit risk, enrollment mix, investment returns, competitive considerations and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience. Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups. In addition, pricing for health care products that use networks of contracted providers also reflects assumptions about the impact of provider contracts on future claims. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be filed and approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

        Premiums established for retrospectively experience-rated business may be adjusted for the actual claim and administrative cost experience of the account through an experience settlement process subsequent to the policy period. To the extent that the cost experience is favorable in relation to the prospectively determined premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund. If claim experience is adverse in relation to the initial premiums, the resulting experience deficit may be recoverable, according to contractual provisions, through future premiums and experience settlements, provided the contract remains in force.

        CIGNA contracts on an ASO basis with customers who fund their own claims. CIGNA charges these customers administrative fees based on the expected cost of administering their self-funded programs. These fees reflect anticipated or actual experience with respect to claim volumes, expenses, competitive considerations, and profit margins. In some cases, CIGNA provides certain performance guarantees on functions such as administrative accuracy or processing time.

        In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of retrospectively experience-rated policies.

        As of December 31, 2001, approximately $2.7 billion, or 40%, of the reserves comprise liabilities that could be paid within one year, primarily for managed care and medical and dental indemnity claims, as well as group life and accident insurance claims. The remainder primarily includes liabilities for group long-term disability insurance benefits, group life insurance benefits for disabled and retired individuals, and benefits paid in the form of both life and non-life contingent annuities to survivors.

        CIGNA credits interest on fund balances to retrospectively experience-rated policyholders through rates that are either set at CIGNA’s discretion or based on actual investment performance. Generally, for interest-crediting rates set at CIGNA’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2001, the rates of interest credited ranged from 3.42% to 8.25%, with a weighted average rate of 4.18%.

        The profitability of indemnity products depends on the adequacy of premiums charged relative to claims and expenses. For medical and dental indemnity and managed care products, profitability reflects the accuracy of cost projections for health care (unit costs and utilization), the adequacy of fees charged for administration and risk assumption and effective medical cost management. For disability insurance products, profitability reflects effective medical and rehabilitation management as well as adequate return on invested assets.

        CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

        Managed care and indemnity businesses are highly competitive. No one competitor or small number of competitors dominates the health care market, although in certain locations some companies may have significant market share positions. A large number of insurance companies and other entities compete in offering similar products. Competition in the health care market exists both for employer-policyholders and for the employees in those instances where the employer offers employees the choice of products of more than one company. Most group policies are subject to annual review by the policyholder, which may seek competitive quotations prior to renewal.

        The principal competitive factors that affect this segment are quality of service; scope, cost-effectiveness and quality of provider networks for health care products; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor.

For more information concerning insurance ratings, see “Ratings” beginning on page 38.

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

        The principal competitors of CIGNA’s managed care and indemnity businesses are:

•	other large life and health insurance companies that provide group life and health insurance products;
•	Blue Cross and Blue Shield organizations;
•	stand-alone HMOs and PPOs;
•	HMOs affiliated with major insurance companies and hospitals; and
•	national managed pharmacy, behavioral health and cost containment services companies.

        Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology. Management believes that it has the capabilities to allow it to compete against both the traditional and new competitors.

        CIGNA is one of the largest investor-owned managed care companies, based on the number of members, and one of the largest investor-owned providers of group life and health indemnity insurance, based on premiums and premium equivalents. It is one of the largest providers of group accident insurance and group long-term disability coverages, based on premiums.

Technology

        CIGNA’s health care, life and disability benefits businesses are highly dependent on automated systems and systems applications. These businesses are working to improve their system infrastructure, standardize business processes and design more flexible, easier-to-use products. CIGNA is engaged in a multi-year project to convert its health care business to newly designed systems and processes. The transition to newly designed systems presents risks regarding customer satisfaction and retention in the event of transition difficulties. CIGNA is working to mitigate these risks through extensive testing of these new systems and by developing and implementing alternative plans to provide sufficient customer service resources in the event of difficulties.

        These businesses are also working to improve Internet capabilities through the CIGNA.com website to communicate and connect with employers, employees, providers and other constituents. CIGNA’s health care operations offer on-line provider directories, health information and prescription drug fulfillment. Among other things, the technology efforts of this business are intended to enhance the accuracy of transactions, improve productivity and customer service and facilitate efficiency in regulatory compliance, while reducing medical and administrative costs.

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

        Final privacy regulations under the Health Insurance Portability and Accountability Act of 1996 became effective in April 2001. The regulations cover all aspects of the health care delivery system and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations is required by April 2003, and requires significant systems enhancements, training and administrative efforts as well as modifications of contracts and interactions between CIGNA and its customers regarding the exchange of individually identifiable health care information.

        Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employer Retirement Income Security Act of 1974 ("ERISA") preemption of state laws;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

        The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

        See pages 34 through 37 for further information about regulation of CIGNA’s businesses and pages 40 and 41 for a description of legal proceedings against CIGNA.

D. Employee Retirement Benefits and Investment Services

General

        CIGNA’s Employee Retirement Benefits and Investment Services businesses provide investment products and professional services to sponsors of qualified pension, profit sharing and retirement savings plans. This segment’s businesses also offer corporate life insurance, principally to Fortune 1000 companies, and operate a retail broker-dealer operation and a federal savings bank. Except for certain investment management services provided by unaffiliated entities, as described below, the products and services related to this segment are provided by CIGNA subsidiaries.

Deposits and assets under management for this segment ("Retirement Assets under Management") for the year ended December 31 were as follows:	2001	2000	1999

	(In millions)

Deposits:
Defined Contribution	$6,125	$7,480	$5,964
Defined Benefit	2,708	1,654	1,910
Other, including GICs(1)	688	102	202
Corporate Life Insurance(2)	570	602	324
Investment Advisory Accounts(3)	58	104	106

Total Deposits	$10,149	$9,942	$8,506

Retirement Assets Under Management:
By Account:
General Account(4):
Fully Guaranteed	$4,443	$4,145	$4,015
Experience-rated	16,542	15,510	14,802

	20,985	19,655	18,817
Separate Accounts	29,391	30,889	32,500
Corporate Life Insurance(2)	3,943	3,725	2,960
Investment Advisory Accounts(3)	987	885	1,477

Total	$55,306	$55,154	$55,754

By Plan Type:
Defined Contribution	$29,853	$30,620	$30,576
Defined Benefit	18,690	18,370	19,294
Other, including GICs(1)	1,833	1,554	1,447
Corporate Life Insurance(2)	3,943	3,725	2,960
Investment Advisory Accounts(3)	987	885	1,477

Total	$55,306	$55,154	$55,754

Assets under management include assets managed by third-party managers.
(1)	This category also supports defined benefit and defined contribution plans.
(2)

Corporate Life Insurance consists of general and separate account assets. Corporate Life Insurance excludes corporate life insurance on which policy loans are outstanding. For a discussion of corporate life insurance on which policy loans are outstanding, see “Other Operations” beginning on page 26.

(3)	Investment advisory accounts include assets for individual retirement account investments and retail brokerage services provided through the broker dealer operation.
(4)

General Account assets under management (Defined Contribution, Defined Benefit and Other, including guaranteed investment contracts (“GICs”)) reflect adjustments to fair value on fixed income and certain other investments of $256 million as of December 31, 2001, $74 million as of December 31, 2000, and $(147) million as of December 31, 1999.

Principal Products and Markets

        CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. The largest category of Retirement Assets under Management relates to defined contribution plans, which provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual’s account. This has been the fastest growing portion of the pension marketplace for a number of years. Defined contribution plan assets amounted to 54% of Retirement Assets under Management as of December 31, 2001, compared with 56% as of December 31, 2000. The second largest category of Retirement Assets under Management relates to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

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

        CIGNA markets a Total Retirement Services® offering, which integrates tax qualified and non-qualified defined contribution and defined benefit products and services. Non-qualified plans are primarily used to provide supplemental retirement benefits to highly compensated employees in addition to the benefits offered under the qualified plan. Total Retirement Services® plans accounted for approximately 25% of Retirement Assets under Management as of December 31, 2001 compared with 24% as of December 31, 2000.

        For defined contribution plans, principally 401(k) plans, CIGNA markets products that offer investment services, participant recordkeeping and plan administrator support services. CIGNA’s defined contribution plans also offer employee communications, enrollment, plan design, technological support and other consulting services. For defined benefit plans, CIGNA offers investment services and administrative and professional services, including recordkeeping, plan administrator support services, plan documentation, and actuarial valuation and advice.

        CIGNA also provides a wide range of retail brokerage products and services. A primary focus of the retail operation is offering individual retirement account rollover products and related brokerage services to terminating plan participants. In addition, CIGNA’s broker-dealer operation manages a self-directed brokerage account feature in CIGNA-administered 401(k) plans as well as other retail brokerage accounts. In 2001, a federal savings bank subsidiary began to offer retail banking products, including certificates of deposit and individual retirement accounts.

        CIGNA also offers single premium annuities, on both guaranteed and experience-rated bases, and guaranteed investment contracts (“GICs”), which provide guarantees of principal and interest with a fixed maturity date.

        CIGNA’s investment operations manage Retirement Assets under Management either directly or through contractual arrangements under which CIGNA selects and oversees sub-advisors who invest assets based on guidelines determined by CIGNA (“Sub-advisory Arrangements”). In addition, a portion of the Retirement Assets under Management are invested in retail funds managed by third-party mutual fund managers, including Fidelity Investments, Janus, Invesco and State Street, under guidelines determined by the mutual fund managers (“Independent Funds”). CIGNA monitors the Independent Funds on behalf of its customers. The table below shows the percentage of Retirement Assets under Management managed through each of these methods as of December 31:

	2001	2000

Direct	66%	63%
Sub-advisory	12%	10%
Independent	22%	27%

        For additional information about CIGNA’s investment operations, see “Investments and Investment Income” beginning on page 28.

        Both defined benefit and defined contribution pension products are supported by the general asset account (“General Account”) and segregated accounts (“Separate Accounts”).

The General Account

        The General Account primarily invests in fixed income assets, and supports both fully guaranteed and experience-rated contracts. As of December 31, 2001, the General Account-supported contracts accounted for 36% of the underlying investments in defined benefit plans and 41% in defined contribution plans, compared with 37% each in defined benefit plans and defined contribution plans as of December 31, 2000.

        Fully guaranteed contracts consist of single premium annuities and GICs. Single premium annuities accounted for $2.6 billion of this segment’s General Account assets under management as of December 31, 2001 and 2000. GICs accounted for $1.8 billion as of December 31, 2001 and $1.5 billion as of December 31, 2000.

        For 2001, the interest rate on reserves for single premium annuities and the interest rate credited on GICs ranged from 2.50% to 12.76%, with a weighted average of 7.82%, compared with a range from 3.25% to 12.76% with a weighted average of 7.70% in 2000. CIGNA’s single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to CIGNA’s liquidity or capital resources.

        Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to contractholders through credited interest and termination provisions, subject to a guarantee of a minimum level of benefits.

        Credited interest rates for pooled, experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six-month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by CIGNA from time to time. Credited interest rates reflect investment income and realized gains and losses (including the effect of non-accruals and impairments). Credited interest rates for 2001 and 2000 ranged from 5.55% to 9.00%. The weighted average rate was 6.88% for 2001 compared with 6.59% for 2000.

        The termination provisions of $3.9 billion, or 100%, of CIGNA’s liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $3.8 billion, or 31%, of CIGNA’s liability for experience-rated defined contribution contracts supported by the General Account, provide the contractholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments.

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

        The termination provisions of the remaining $8.2 billion, or 69%, of CIGNA’s liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at contractholder termination. Under certain circumstances, payout of book value is subject to deferral over a period of five to ten years, depending on the policy form.

Separate Accounts

        Separate Account assets are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of CIGNA’s other businesses. The investment income, gains and losses of these accounts generally accrue to the contractholders and are not included in CIGNA’s revenues and expenses. CIGNA realizes fee income for the investment management and other services it provides for Separate Account contractholders. The Separate Accounts allow contractholders the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, real estate, short-term securities, mutual funds and funds managed by third-party managers.

        As of December 31, 2001, Separate Account investments accounted for 64% of the underlying investments in defined benefit plans and 59% in defined contribution plans, compared with 63% each for defined benefit plans and defined contribution plans as of December 31, 2000. As of December 31, 2001, approximately $25.2 billion, or 86%, of the assets in the Separate Accounts supported contracts under which the risks and benefits of investment performance generally accrue to the contractholders, compared with approximately $26.6 billion, or 86%, of Separate Account assets as of December 31, 2000.

        The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 2001 the amount of minimum benefit guarantees under these contracts was $4.1 billion compared with $4.2 billion as of December 31, 2000. CIGNA establishes a liability if management believes that CIGNA will be required to make a payment under a Separate Account guarantee. For additional information, see page 28 of the MD&A Section of, and Note 20 to CIGNA’s 2001 Financial Statements included in, CIGNA’s Annual Report.

Persistency

        CIGNA monitors contract termination experience on an ongoing basis. Of those defined contribution and defined benefits assets under management subject to withdrawal, persistency was 92.7% for 2001, 91.3% for 2000 and 91.6% for 1999.

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

        Interest is credited on most nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 2001 ranged from 3.00% to 7.31%, with a weighted average rate of 5.58%, compared with a range from 4.00% to 6.56%, with a weighted average rate of 5.87% for 2000.

        In lieu of credited interest rates, certain nonvariable universal life contracts are credited income based on changes in an equity index, such as the S&P 500. If such an equity index is used, CIGNA may purchase derivative options to minimize the effect of the income credited for such contracts. For additional information about such derivative options, see Note 6(G) to CIGNA’s 2001 Financial Statements included in CIGNA’s Annual Report.

        In 1996, Congress passed tax legislation that has affected premium and earnings growth of certain corporate life insurance business on which policy loans are outstanding. The corporate life insurance affected by the 1996 legislation is reported in “Other Operations” beginning on page 26.

Distribution

        CIGNA’s retirement products and services are distributed primarily through a salaried direct sales force, pension plan consultants, investment advisors and other service providers. As of December 31, 2001, the sales organization consisted of 22 salaried sales associates and 72 client service representatives and administrative personnel located in offices across the United States. In addition, CIGNA’s broker-dealer operation also offers benefit plan participants and other customers a range of IRA rollover investments and retail brokerage services through 40 registered representatives. Corporate life insurance products are sold primarily through a limited number of specialty brokers.

Pricing, Reserves and Reinsurance

        Premiums for single premium annuities and corporate life insurance are based on assumptions about mortality, persistency, expenses, target profit margins, interest rates and competitive considerations. The long-term profitability of single premium annuities and corporate life insurance products is affected by the degree to which future experience deviates from these assumptions. Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the contractholder’s fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience.

        CIGNA establishes reserves for experience-rated contracts in an amount equivalent to the contractholder funds on deposit with it, adjusted for estimated investment and mortality experience. Profitability on these contracts is based primarily on margins from charges for investment and administrative services and risk assumption. For fully guaranteed contracts, the reserve established is the present value of expected future obligations based on assumptions about mortality, investment returns, expenses and target profits, with a margin for adverse deviation. Profitability on fully guaranteed contracts is affected by the degree to which future experience deviates from these assumptions.

        For corporate life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder’s fund balance. In addition, CIGNA establishes loss reserves for losses incurred but not paid, based on prior claim experience.

        CIGNA reduces its exposure to large single life losses and to multiple losses arising out of a single occurrence under corporate life insurance contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

        The retirement plan marketplace is highly competitive. CIGNA’s competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. Competition focuses on service, technology, cost, variety of investment options, investment performance and financial strength.

        The largest single retirement plan manager holds a 7% market share, as measured by assets under management. Based on a survey published in “Pensions & Investments,” CIGNA ranked 26th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

        CIGNA ranked 13th overall in terms of 401(k) plan assets under management according to a separate survey published in “Pensions & Investments.” As of December 31, 2001, 401(k) plan assets constituted approximately 81% of CIGNA’s defined contribution assets under management, and 44% of Retirement Assets under Management.

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

        For more information concerning insurance ratings, see “Ratings” beginning on page 38.

Technology

        CIGNA’s Employee Retirement Benefits and Investment Services businesses are highly dependent on automated systems and systems applications. These businesses have worked to improve their system infrastructure. In addition, CIGNA has developed Internet offerings in support of its retirement services products. These offerings include: access to retirement account information for participants in employer-sponsored retirement plans; information about CIGNA retirement plans; self-service advisory and financial planning capabilities to help participants evaluate and manage their retirement portfolios; and employer-sponsored information for plan participants in retirement planning and investment strategies.

E. International Life, Health and Employee Benefits

Principal Products and Markets

        CIGNA’s international life, health and employee benefits operations (“International”) provide various coverages, products and services in selected markets outside the United States, including Europe (principally the United Kingdom and Spain), Latin America (principally Brazil and Chile), and Asia (principally Hong Kong, Korea and Taiwan). In addition, CIGNA provides group benefits products in numerous U.S. and non-U.S. markets for expatriate employees of multinational companies.

        The coverages, products and services of this segment, which are provided by subsidiaries of CIGNA Corporation, include individual and group life, accident and health, health care, and pension products.

        The following table sets forth the principal lines of business of this segment and their related net earned premiums and fees.

	Year Ended December 31,

	2001	2000	1999

	(In millions)

Health Care	$446	$401	$358
Life, Accident and Health	342	290	224

Subtotal	788	691	582

Japanese Life Operation:(1)
Individual Life	-	813	630
Individual Health	-	538	430

Subtotal	-	1,351	1,060

Total Premiums and Fees	$788	$2,042	$1,642

(1) As explained below, beginning in 2001 CIGNA stopped consolidating the premiums and fees from the Japanese life insurance operation because CIGNA’s ownership interest dropped to 40% in January 2001.

        In January 2001, CIGNA sold a 21% interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company Ltd., reducing CIGNA’s ownership interest to 40%. As a result of this sale, CIGNA stopped consolidating the assets, liabilities, revenues and expenses of this operation and accounted for its remaining interest under the equity method of accounting. In November 2001, CIGNA sold its remaining interest in the Japanese life insurance operation to Yasuda. Proceeds of the sale were $267 million. For additional information, see Note 3 to CIGNA’s 2001 Financial Statements included in CIGNA’s Annual Report.

        The health care products of the International segment are primarily indemnity insurance coverages, with some products having managed care or administrative service aspects. These products provide government-mandated medical benefits in some markets and offer an alternative or supplement to governmental programs in others. Health care includes life and medical insurance products that are provided through group benefit programs as well as medical insurance products that are marketed directly to individuals.

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

        In recent years, International has made several acquisitions of, and investments in, health care operations, including in Brazil and Chile. International has established representative offices in China to facilitate the development of profitable business opportunities. International has also established start-up operations in Brazil and joint venture operations in Japan to participate in the pension markets of those countries, where the company expects developing opportunities to sell defined contribution products.

        CIGNA intends to continue pursuing international growth through acquisitions, joint ventures and other investments. This strategy will result in additional start-up costs and initial losses.

        CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see pages 30 and 31 of the MD&A section and Notes 2(Q) and 19 to CIGNA’s 2001 Financial Statements included in its Annual Report.

Distribution

        International distributes its products through a combination of captive agents, independent agents, agents of strategic partners, financial institutions and various direct marketing channels. Health care products are distributed through independent brokers and agents as well as the company’s own sales personnel. Life, accident and health products are distributed through agents and financial institutions, and through direct marketing and telemarketing methods under a variety of sponsored arrangements.

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

        Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the contractholder’s fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience.

        In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Additionally, for individual life insurance products, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums. For universal life and variable universal life, CIGNA establishes reserves for deposits received and income credited less mortality and administrative charges assessed against the contractholder’s fund balance.

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

        International’s primary competitors include U.S.-based companies with global operations, as well as other, non-U.S., global carriers and indigenous companies in regional and local markets. For the life, accident and health lines of business, locally based competitors include financial institutions and insurance subsidiaries of banks. CIGNA expects that the competitive environment will intensify as U.S. and Europe-based insurance and financial services providers pursue global expansion opportunities.

F. Other Operations

        Other Operations consists of:

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2000 sale of the U.S. individual life, group life and accidental death reinsurance businesses;

•	corporate life insurance business on which policy loans are outstanding (“leveraged corporate life insurance”);
•	reinsurance operations (consisting of the sold reinsurance operations prior to the date of sale and the remaining reinsurance operations, which have been placed into run-off);
•	settlement annuity business; and
•	certain investment management services initiatives.

        The products and services related to these operations are offered by subsidiaries of CIGNA Corporation.

        CIGNA sold its individual life insurance and annuity business in 1998. A portion of the gain was deferred because the principal agreement to sell this business was an indemnity reinsurance arrangement. The deferred portion is being recognized at the rate that earnings from the sold business would have been expected to emerge, primarily over 15 years on a declining basis. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. See Note 3 to CIGNA’s 2001 Financial Statements included in its Annual Report.

        As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement. During 2001, the acquirer entered into agreements with most of the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of most of the deferred gain in 2001. For additional discussion, see page 19 of the MD&A section and Note 3 to CIGNA’s 2001 Financial Statements included in its Annual Report.

        CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and stopped underwriting new reinsurance business. For the run-off reinsurance business, CIGNA has established policy reserves that reflect the present value of expected future obligations less the present value of expected premiums. In addition, CIGNA establishes loss reserves for claims received but not yet paid, based on the amount of the claim received, and for losses incurred but not reported, based on prior claim experience.

        The run-off reinsurance business includes specialty life reinsurance contracts that contain certain guarantees for variable annuities. One type of reinsurance contract guarantees minimum income benefits based on unfavorable changes in variable annuity account values. The other type guarantees a minimum death benefit, also based on unfavorable changes in variable annuity account values. The variable annuity account values are based on underlying equity and bond mutual fund investments. For those reinsurance contracts that guarantee minimum income benefits, CIGNA has purchased reinsurance from third parties, which substantially reduces the risk of these contracts. For those reinsurance contracts that guarantee a minimum death benefit, CIGNA has established reserves for the liabilities that are considered likely to arise from these contracts. Nevertheless, the guarantees under these contracts are subject to equity market risk in the event of significant and sustained stock market declines.

        The run-off reinsurance business also includes an approximate 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. For additional information about arbitrations regarding retrocessional coverage of the pool, see page 41 below and page 25 of the MD&A section of CIGNA’s Annual Report.

        CIGNA has ceded other reinsurance business in the London market. Some retrocessionaires are disputing the validity of these reinsurance contracts with CIGNA. Arbitration over some of these disputes has commenced.

        Some of these matters are likely to be resolved in 2002. The outcomes are uncertain. If some of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA’s liquidity or financial condition. See pages 25 and 26 of the MD&A section and Note 16 of CIGNA’s Annual Report.

        In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. The legislation has adversely affected the premiums and earnings of CIGNA’s leveraged corporate life insurance business. The full effect of this legislation on customers’ decisions to maintain these policies is uncertain. However, customers could fully or partially surrender these policies. No new policies have been sold since 1997. For additional information on the impact of the legislation, see page 25 of the MD&A section of CIGNA’s Annual Report.

        CIGNA’s settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with the majority of payments guaranteed and not contingent on survivorship.

G. Investments and Investment Income

        CIGNA’s investment operations provide investment management and related services in the United States and certain other countries for CIGNA’s corporate and insurance-related invested assets and for group pension plan sponsors, institutions, international investors and individual investors. CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and short-term investments. CIGNA’s investment operations also develop structured investment products. The products and services for CIGNA’s investment operations are provided by CIGNA subsidiaries.

        As shown in the chart on page 29, CIGNA’s assets under management at December 31, 2001 totaled $91.4 billion. These assets consist of the following:

•	Invested Assets. These include the insurance and retirement-related assets that CIGNA holds in the General Account and other corporate invested assets.

•	Advisory Portfolio Assets. These include:
•

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

•

Third Party Account Assets, which are customer assets that CIGNA manages, but for which the customer retains title. These assets are not reflected in CIGNA's balance sheet, and investment income, gains and losses are excluded from CIGNA's revenues and expenses.

ASSETS UNDER MANAGEMENT DECEMBER 31, 2001 (In millions)

Invested Assets

Employee Health Care, Life and Disability Benefits	$8,366
Employee Retirement Benefits and Investment Services	22,678
International Life, Health and Employee Benefits	682
Other Operations	6,438
Corporate	97

Total Invested Assets			$38,261

Advisory Portfolio Assets

Separate Accounts
Employee Health Care, Life and Disability Benefits	1,840
Employee Retirement Benefits and Investment Services	32,399
International Life, Health and Employee Benefits	147
Other Operations	1,877

Total Separate Accounts		$36,263

Third Party Accounts
Ace Limited (1)	6,026
INA Himawari(2)	3,095
Other Third Party Accounts(3)	7,709

Total Third Party Accounts		16,830

Total Advisory Portfolio Assets			53,093

Total Assets Under Management			$91,354

(1) These assets were transferred by CIGNA to ACE Limited in 1999 in connection with the sale of CIGNA’s property and casualty business, but, as part of the sale transaction, continue to be managed by CIGNA for a five-year period (until July 2, 2004), subject to performance conditions.
(2) These assets were transferred by CIGNA to Yasuda in 2001 in connection with the sale of CIGNA’s Japanese life insurance operations (INA Himawari). CIGNA continued to manage these assets under an investment advisory agreement until January 1, 2002, when the agreement expired.
(3) Includes investment advisory assets managed by the Employee Retirement Benefits and Investment Services segment.

        Assets under management for CIGNA include $55.3 billion in assets under management for the Employee Retirement Benefits and Investment Services segment. For additional information about the assets under management for that segment, and additional information about General and Separate Accounts, see “Employee Retirement Benefits and Investment Services—Principal Products and Markets” beginning on page 18.

        CIGNA’s investment operations directly manage 100% of the Invested Assets. CIGNA manages a portion of the Advisory Portfolio Assets directly and a portion through Sub-advisory Arrangements. Third-party retail mutual fund managers also manage a portion of the Advisory Portfolio Assets in Independent Funds. The table below shows the percentage of Advisory Portfolio Assets managed through each of these methods as of December 31:

	2001	2000

Direct	59%	54%
Sub-advisory	13%	12%
Independent	28%	34%

Types of Investments

        CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities, and redeemable preferred stocks. CIGNA’s investment in asset-backed securities includes investments in collateralized mortgage obligations (“CMOs”) and collateralized debt obligations. CIGNA’s CMO holdings are concentrated in securities with limited prepayment, extension and default risk. For additional information about asset-backed securities, see page 29 of the MD&A section of CIGNA’s Annual Report.

Domestic Employee Benefits Investments

        The major portfolios under management in CIGNA’s General Account consist of the combined assets of the Employee Health Care, Life and Disability Benefits segment, the Employee Retirement Benefits and Investment Services segment and Other Operations (collectively, “Domestic Employee Benefits portfolios”). CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2001, excluding liabilities of businesses sold through use of reinsurance, were associated with the following products: experience-rated pension, 44%; fully guaranteed investment and annuity, 19%; interest-sensitive life insurance, 16%; and other life and health, 21%. These products, and the investment assets supporting them, are described below.

        Experience-rated pension products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments.

        Fully guaranteed products primarily include guaranteed investment contracts (“GICs”), single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2001, the duration of assets and liabilities was approximately 3 years for GICs, 7 years for single premium annuities, and 11 years for settlement annuities.

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

Fixed Maturities

        CIGNA’s fixed maturity investments, including policyholder share, as of December 31, 2001, constituted 61% of the Domestic Employee Benefits portfolios. As of that date, approximately 45% of fixed maturity investments was attributable to experience-rated pension contracts. CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the National Association of Insurance Commissioners (for both public and private investments). For information about below investment grade holdings, see page 29 of the MD&A section of CIGNA’s Annual Report.

Mortgages and Real Estate

        CIGNA’s mortgage loan investments, including policyholder share, constituted 26% of the Domestic Employee Benefits portfolios as of December 31, 2001. As of that date, approximately 56% of mortgage loan investments was attributable to experience-rated pension contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests in fully completed and substantially leased commercial properties. Virtually all of CIGNA’s mortgage loans are bullet or balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

        CIGNA’s real estate investments are held to produce income or for sale. Real estate investments, including policyholder share, constituted 1% of the Domestic Employee Benefits portfolios as of December 31, 2001. As of that date, 55% of real estate investments was attributable to experience-rated pension contracts.

        Real estate investments held to produce income are actively managed to maximize operating income. These investments consist primarily of stabilized commercial properties and are diversified relative to property type and location. CIGNA acquires most real estate held for sale through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. CIGNA sold $88 million of foreclosed properties in 2001 and $140 million in 2000 and expects to sell additional foreclosed properties in 2002.

Derivative Instruments

        CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize insurance customers’ market risks. For information about CIGNA’s use of derivative financial instruments, see Notes 2(B) and 6(G) to CIGNA’s 2001 Financial Statements included in its Annual Report.

        See pages 28 through 30 of the MD&A section and Notes 2, 6, 7 and 8 to CIGNA’s 2001 Financial Statements included in its Annual Report for additional information about CIGNA’s investments.

        The following tables summarize the distribution of investments attributable to CIGNA’s Domestic Employee Benefits portfolios and the related net investment income from such investments. Approximately 47% of the investments in the Domestic Employee Benefits portfolios is attributable to experience-rated pension contracts with policyholders.

Domestic Employee Benefits Investments	As of December 31,

	2001	2000	1999

	(In millions)

Fixed maturities:
Bonds:
Consumer products	$3,729	$2,684	$2,574
Finance	2,936	2,467	2,179
Manufacturing	2,401	2,303	2,330
Energy	2,290	2,204	2,078
Public utilities	1,606	1,530	1,256
States, municipalities and political subdivisions	1,596	1,555	1,214
Transportation	1,277	1,258	1,050
U.S. government and government agencies and authorities	487	777	803
Foreign governments(1)	338	306	253
Other	613	394	250

Total bonds	17,273	15,478	13,987
Asset-backed securities:
United States government agencies, mortgage-backed	627	511	862
Other asset-backed	2,515	3,190	3,128
Other mortgage-backed	2,344	2,132	1,720
Redeemable preferred stocks	26	2	3

Total fixed maturities	22,785	21,313	19,700

Equity securities:
Common stocks:
Industrial and miscellaneous	325	430	468
Banks, trust and insurance companies	30	48	44
Public utilities	10	16	11

Total common stocks	365	494	523
Non-redeemable preferred stocks	12	19	23

Total equity securities	377	513	546

Mortgage loans:
Commercial:
Office buildings	4,086	4,127	3,878
Retail facilities	3,091	3,069	3,181
Apartments	1,313	1,262	1,327
Industrial	704	592	730
Hotels	544	599	505
Other	182	118	115

Total mortgages	9,920	9,767	9,736

Policy loans	2,766	2,924	3,006
Real estate	430	525	786
Other long-term investments	1,178	1,001	810
Short-term investments	26	119	167

Total investments	$37,482	$36,162	$34,751

These amounts do not include Separate Account assets. See Note 2(D) to the Financial Statements of CIGNA’s Annual Report for a discussion of the method of valuation of investments.
(1) Comprises fixed maturities of sovereign foreign governments.

	Year ended December 31,
Net Investment Income for Domestic
Employee Benefits Investments	2001	2000	1999

	(In millions)

Fixed maturities	$1,676	$1,637	$1,586
Equity securities	9	10	9
Mortgage loans	772	773	813
Policy loans	208	201	257
Real estate	94	113	152
Other investments	102	121	85

Total	2,861	2,855	2,902
Less investment expenses	91	110	145

Net investment income, pre-tax	$2,770	$2,745	$2,757

Net investment yield(1)	7.58%	7.80%	7.61%

(1)

The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

International Employee Benefits and Corporate Investments

        In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio for CIGNA’s International Life, Health and Employee Benefits segment (“International”). Invested assets for International and unallocated corporate investments totaled $779 million as of December 31, 2001, $3.6 billion as of December 31, 2000 and $4.2 billion as of December 31, 1999. Investments include U.S. and international fixed maturities, policy loans, mortgage loans and short-term investments. Net investment income from these investments and from cash and cash equivalents was $73 million for 2001, $197 million for 2000 and $202 million for 1999.

H. Regulation

        CIGNA’s subsidiaries, depending on the type and location of their business activities, may be subject to federal, state and foreign regulation. CIGNA’s insurance subsidiaries and HMOs are licensed to do business in, and are subject to regulation and supervision by, state regulatory authorities as well as authorities in the District of Columbia, certain U.S. territories and various foreign jurisdictions. Some of CIGNA’s HMOs are also federally qualified and subject to regulation as to benefits, solvency and rates under the federal HMO Act.

        The extent of regulation of insurance subsidiaries and HMOs varies. Licensing of insurers, HMOs and their agents and the approval of coverage and provider contract forms is usually required.

        Most jurisdictions have laws and regulations governing rates, solvency, standards of conduct and various insurance and investment products. States often regulate standards for HMO quality assurance programs, minimum levels of benefits that must be offered and requirements for availability and continuity of care. Increasingly, states also are regulating the relationship between HMOs and their contracted providers, and are requiring submission of reports on medical utilization and other matters for managed care products. Most states have enacted laws requiring the payment of interest on claims paid late and state regulators have recently begun imposing substantial penalties for late payment even where interest is properly paid on late claim payments.

        The form and content of statutory financial statements and the type and concentration of investments are also regulated. Each insurance and HMO subsidiary is required to file periodic financial reports with supervisory agencies in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

        Insurance risk selection is a concern of regulators. For example, some states have imposed restrictions on the use of underwriting criteria related to AIDS, domestic abuse and credit reports. Also, various interpretations under the Americans with Disabilities Act may affect the provision of insurance benefits under certain types of policies.

        Most states and certain foreign jurisdictions require licensed insurance companies to support guaranty associations or indemnity funds, which are organized to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers in a particular state to pay such claims. These assessments are levied in proportion to the member insurers’ relative shares of the lines of business that had been written by the insolvent insurer. The maximum assessment permitted by law in any one year is generally 2% of annual premiums written by each member in a particular state with respect to the categories of business involved and may be offset in some states over a five-year period against premium taxes payable.

        In addition, insurance companies are subject to a variety of assessments to fund insurance-related activities such as medical risk pools and operating expenses of state regulatory bodies. These assessments are levied on various bases, including companies’ proportionate shares of aggregate written premiums and aggregate incurred or paid losses.

        Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. CIGNA expects additional states to consider revising their solvency standards and guaranty fund legislation to encompass HMOs. For additional information about guaranty fund and other assessments, see Note 20 to CIGNA’s 2001 Financial Statements included in its Annual Report.

        Some states require health insurers and HMOs to participate in assigned risk plans,

joint underwriting authorities, pools or other residual market mechanisms to insure risks not acceptable under normal underwriting standards.

        The National Association of Insurance Commissioners (“NAIC”) has developed model solvency-related laws that many states have adopted. The NAIC also has developed risk-based capital rules (“RBC rules”) for life and health insurance companies and HMOs that have been adopted by many states.

        The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer’s adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

        In addition, various foreign jurisdictions prescribe minimum surplus requirements that are based upon liquidity and reserve coverage measures. As of December 31, 2001, CIGNA’s life and health insurance and HMO subsidiaries were adequately capitalized under applicable RBC and foreign surplus rules.

        CIGNA’s insurance subsidiaries are subject to state laws regulating insurers that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance subsidiary and the holding company or its other subsidiaries may require notification to, or be subject to the approval of, one or more state insurance commissioners.

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

        CIGNA sells its products and services to sponsors of employee health care benefit plans that are typically governed by ERISA and, therefore, may be subject to requirements imposed by ERISA on plan fiduciaries and parties in interest. New ERISA regulations affecting claims and appeals procedures were implemented for life, accident and disability claims in January 2002 and must be implemented for health care claims by July 2002. These regulations require significant operational changes.

        CIGNA also participates in selected markets in health care programs sponsored by the federal government, including Medicare, Medicaid and the Federal Employee Health Benefits Program. Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under the programs, including reimbursement claims as well as potential fines and penalties.

        For example, under OPM rules, CIGNA HMOs that contract to cover federal employees may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group. See page 8 for additional information about CIGNA participation in government health-related programs.

        The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other federal statutes subject health care insurers and HMOs to federal regulation. HIPAA imposes guaranteed issuance (for groups with fewer than 50 lives), renewal and portability requirements on health care insurers. Regulations for standardized identifiers for providers and employers and electronic security have been proposed under this legislation.

        HIPAA, through its “Administrative Simplification” provisions, also establishes new rules to standardize the electronic transmission of data relating to enrollment, eligibility, payment of claims and coordination of benefits among insurers, providers and health care clearinghouses.

        The compliance date for implementing these electronic standards and code sets has been extended to October 16, 2003, provided that entities seeking the extension submit a compliance plan, including a work plan and implementation strategy, to the Secretary of Health and Human Services by October 16, 2002. CIGNA will monitor its progress and the progress of its vendors and subcontractors during 2002 before deciding whether to take advantage of the one-year extension.

        Final privacy regulations under HIPAA became effective in April 2001. These regulations cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations is required by April 2003, and requires significant systems enhancements, training and administrative efforts as well as modifications of contracts and interactions between CIGNA and its customers regarding the exchange of individually identifiable health care information.

        In addition, increasing numbers of federal, state and foreign lawmakers and regulators have imposed or are seeking to impose new privacy standards. These standards affect how identifiable information about individual participants in employee benefit plans may be handled, used and disclosed.

        CIGNA expects federal and state legislatures to continue efforts to increase regulation of the health care industry. Private litigants, particularly those represented by a coalition of plaintiffs’ lawyers who have brought proposed class action lawsuits against CIGNA and health care industry competitors, seek to change certain operational practices of the industry. See page 14 for additional information.

        The “Gramm-Leach-Bliley Financial Modernization Act,” enacted in 1999, removed many of the restrictions on affiliations among firms in different financial services businesses, notably banking, securities and insurance. Although no significant additional competition for CIGNA’s businesses has resulted from the Act to date, it is too early to assess the Act’s long-range effects. The Act also contains provisions to protect the privacy of certain information held by insurance companies and financial institutions, and requires such companies to inform individuals of their practices in handling individually identifiable information.

        The extent of insurance regulation varies significantly among the countries in which CIGNA conducts its international operations. In many countries, foreign insurers are faced with greater restrictions than domestic competitors. These may include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer’s ownership.

        Depending upon their nature, CIGNA’s investment management activities and products with United States jurisdictional contacts and its broker-dealer activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment-related activities and products. Investments made by United States insurance companies are subject to state insurance laws. Investment management activities and products outside the United States, and investments made by non-U.S. insurance companies outside the United States, are subject to local regulation. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions. In 2001, CIGNA obtained a charter and formed a federal savings bank, which is subject to federal regulation.

        Federal regulation and taxation may affect CIGNA’s operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry, current and proposed federal measures that may significantly affect CIGNA’s operations include pension and other employee benefit regulation, tax legislation and Social Security legislation.

        The economic and competitive effects on CIGNA’s business operations of the legislative and regulatory proposals discussed above will depend upon the final form any such legislation or regulation may take.

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

        Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. The principal agencies that rate the Company’s insurance subsidiaries characterize their insurance rating scales as follows:

•	A.M. Best Company, Inc. ("A.M. Best"), A++ to S ("Superior" to "Suspended");
•	Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest");
•	Standard & Poor's Corp. ("S&P"), AAA to R ("Extremely Strong" to "Regulatory Action"); and
•	Fitch, Inc. ("Fitch"), AAA to D ("Exceptionally Strong" to "Order of Liquidation").

        As of February 28, 2002, the insurance financial strength ratings for CG Life were as follows:

CG Life
Insurance Ratings(1)

A.M. Best	A+
("Superior,"
2nd of 16)

Moody's	Aa3
("Excellent,"
4th of 21)

S&P	AA
("Very Strong,"
3rd of 21)

Fitch	AA+
("Very strong,"
2nd of 24)

(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CG Life’s rating by A.M. Best is the 2ndhighest rating awarded in its scale of 16).

        As of February 28, 2002, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A+ (“Superior,” 2nd of 16), and by Moody’s was A1 (“Good,” 5th of 21).

        Debt ratings are assessments of the likelihood that the Company will make timely payments of principal and interest. The principal agencies that rate CIGNA’s senior debt characterize their rating scales as follows:

•	Moody's, Aaa to C ("Best" to "Lowest");
•	S&P,AAA to D ("Extremely Strong" to "Default"); and
•	Fitch, AAA to D ("Highest" to "Default").

        The commercial paper rating scales for those agencies are as follows:

•	Moody's, Prime-1 to Not Prime ("Superior" to "Not Prime");
•	S&P,A-1+ to D ("Extremely Strong" to "Default"); and
•	Fitch, F-1+ to D ("Highest" to "Default").

        As of February 28, 2002, the debt ratings obtained from the following agencies were as follows:

Debt Ratings(1) CIGNA CORPORATION

	Senior Debt	Commercial Paper

Moody's	A3	Prime-2
	("Upper-medium-grade,"	("Strong,"
	7th of 21)	2nd of 4)

S&P	A+	A-1
	("Strong,"	("Strong,"
	5th of 22)	2nd of 7)

Fitch	A+	F-1
	("High,"	("Highest,"
	5th of 24)	2nd of 7)

(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the applicable agency’s rating scale.

        Ratings are reviewed routinely by the rating agencies and may be changed at their discretion.

J. Miscellaneous

        Portions of CIGNA’s insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

        CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2001. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

        CIGNA had approximately 44,600, 43,200 and 41,900 employees as of December 31, 2001, 2000 and 1999, respectively.

Item 2. PROPERTIES

        CIGNA’s headquarters are located in approximately 50,000 square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Group Insurance, CIGNA International and CIGNA’s staff support operations are located in leased premises of approximately 635,000 square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare is the primary occupant of a complex of buildings owned by CIGNA, aggregating approximately 1.4 million square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA Retirement & Investment Services leases approximately 336,000 square feet at 280 Trumbull Street, Hartford, Connecticut and approximately 35,000 square feet at Four Times Square, New York, New York. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 17 to CIGNA’s 2001 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.

Item 3. LEGAL PROCEEDINGS

        Various CIGNA entities are defendants in several proposed class action lawsuits brought in federal court against the managed care industry by physicians and members of health plans. The lawsuits allege violations under one or more of the Employment Retirement Income Security Act (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various state laws. They challenge, in general terms, the mechanisms used by managed care companies in connection with the delivery of or payment for health care services. The complaints seek injunctive relief, unspecified damages (subject, in the case of RICO, to trebling) and attorneys’ fees.

        These federal cases against the Company are Shane v. Humana, Inc., et al. (CIGNA subsidiaries added as defendants in August 2000), Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), and Pickney v. CIGNA Corporation and CIGNA Health Corporation (filed November 22, 1999, in the United States District Court for the Southern District of Mississippi). Plaintiffs in the Shane and Mangieri cases are physicians, and in the Pickney case, a health plan subscriber. These cases have been transferred to the United States District Court for the Southern District of Florida, along with other cases against other managed care companies and similar cases subsequently filed against the Company in other federal courts, for consolidated pretrial proceedings. The court has not decided whether a class should be certified in any of the cases.

        The Company is also a defendant in similar state court cases. On March 29, 2001, a trial judge in Madison County, Illinois certified a class of providers in Kaiser and Corrigan v. CIGNA Corporation, et al., a case alleging breach of contract and seeking increased reimbursements.

        The Department of Justice and Office of Inspector General of the Department of Health and Human Services are investigating a subsidiary of CIGNA, Lovelace Health System, Inc. (“Lovelace”) regarding Medicare cost reporting practices for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to Lovelace by the Centers for Medicare and Medicaid Services for Medicare covered services that Lovelace provides to eligible individuals.

        In addition, CIGNA entities are parties to arbitration proceedings relating to retrocessional (reinsurance) coverage of a workers' compensation reinsurance pool formerly managed by Unicover Managers, Inc. The retrocessionaires (Sun Life Assurance Company, Phoenix Home Life Mutual Insurance Company and General and Cologne Life Re of America) commenced arbitration in the U.S. against Unicover (now known as Cragwood Managers, LLC) and the pool members, including a CIGNA subsidiary, seeking, variously, recission, damages or contract reformation. This matter is scheduled for hearing in July 2002. Sun and Phoenix commenced a separate arbitration in the UK asserting that CIGNA provides additional retrocessional coverage to them. The UK arbitration hearing was concluded in January 2002, and a ruling is likely during the first quarter of 2002.

        Separately, ACE Limited v. CIGNA Corporation and CIGNA Holdings, Inc. was filed in United States District Court for the Southern District of New York on December 15, 2000 and amended on January 31, 2001. ACE asserts a claim for breach of contract arising out of its acquisition of CIGNA’s property and casualty business, and seeks monetary damages. A portion of this case has been submitted to binding arbitration.

        CIGNA is routinely involved in numerous lawsuits and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. The outcome of litigation and other legal matters is always uncertain. With the possible exception of the reinsurance arbitration proceedings described above and on page 27, CIGNA does not expect that any legal proceedings currently threatened or pending will result in losses that would be material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

        All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed.

ANDREA ANANIA, 49, Executive Vice President, Systems, beginning February 2001; Chief Information Officer since 1998; Senior Vice President, Systems, from 1998 until February 2001; and Senior Vice President, Operations and Technology, of CIGNA Retirement and Investment Services from 1996 until 1998.

MICHAEL W. BELL, 38, President of CIGNA Group Insurance since July 2000 and Vice President of CIGNA Corporate Accounting and Planning from February 1997 until July 2000.

H. EDWARD HANWAY, 50, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; President and a Director of CIGNA since January 1999; Chief Operating Officer of CIGNA from January 1999 until January 2000; and President of CIGNA HealthCare from February 1996 until January 1999.

TERRY L. KENDALL, 55, President of CIGNA International since January 1999; Senior Vice President of CIGNA International from May 1998 until January 1999; and President and Chief Executive Officer of Golden American Life Insurance Company from September 1993 until April 1998. Golden American Life Insurance Company is a subsidiary of ING Group, a financial services company.

JOHN Y. KIM, 41, President of CIGNA Retirement and Investment Services since February 2002; President and Chief Executive

Officer of BondBook LLC from January 2001 until February 2002; and President and Chief Executive Officer and Chief Investment Officer of Aeltus Investment Management from October 1995 until January 2001. BondBook LLC was an electronic corporate bond trading firm. Aeltus Investment Management is an investment management subsidiary of ING Group.

DONALD M. LEVINSON, 56, Executive Vice President of CIGNA since 1988, with responsibility for Human Resources and Services.

WILLIAM M. PASTORE, 53, President of CIGNA HealthCare since January 1999 and Senior Vice President of CIGNA HealthCare from December 1995 until January 1999.

ROBERT G. ROMASCO, 54, Executive Vice President and Chief Marketing Officer beginning February 2002; President and Chief Executive Officer of JCPenney Direct Marketing Services from January 1999 until June 2001; Senior Vice President, Corporate Marketing of American Century Investments from September 1993 to July 1998. JCPenney Direct Marketing Services is a provider of life and supplemental insurance products and consumer service programs; American Century Investments is a financial services company.

JUDITH E. SOLTZ, 55, Executive Vice President and General Counsel beginning February 2001; Senior Vice President and Associate General Counsel, 1998 until February 2001; and Vice President, Corporate Tax, 1990 until 1998.

JAMES G. STEWART, 59, Executive Vice President and Chief Financial Officer of CIGNA since 1983.

GREGORY H. WOLF, 45, President of CIGNA Small Case Business Development beginning September 2001; Chairman and Chief Executive Officer of nextHR.com from January 2000 until July 2001. Previously held positions at Humana, Inc. included President, Chief Executive Officer and Director from December 1997 until August 1999; President from September 1996 through November 1997; and Chief Operating Officer from July 1996 until September 1996.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information under the caption “Quarterly Financial Data — Stock and Dividend Data” on page 59 and under the caption “Stock Listing” on the inside back cover of CIGNA’s Annual Report is incorporated by reference, as is the information from Note 11 to CIGNA’s 2001 Financial Statements and the number of shareholders of record as of December 31, 2001 under the caption “Highlights” on page 3 of CIGNA’s Annual Report.

Item 6. SELECTED FINANCIAL DATA

        The five-year financial information under the caption “Highlights” on page 3 of CIGNA’s Annual Report is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information on pages 17 through 32 of CIGNA’s Annual Report is incorporated by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption “Market Risk of Financial Instruments” on page 30 of CIGNA’s Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        CIGNA’s Consolidated Financial Statements on pages 33 through 36 and the report of its independent accountants on page 58 of CIGNA’s Annual Report are incorporated by reference, as is the unaudited information set forth under the caption “Quarterly Financial Data —Consolidated Results” on page 59.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

        The information under the captions “Management’s nominees for terms to expire in April 2005” and “Directors who will continue in office” in CIGNA’s proxy statement to be dated March 22, 2002 is incorporated by reference.

B. Executive Officers of the Registrant

        See PART I – “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

        The information under the captions “Executive Compensation” and “Non-employee director compensation” in CIGNA’s proxy statement to be dated March 22, 2002 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the captions “Stock held by directors and executive officers as of January 31, 2002” and “Largest Security Holders” in CIGNA’s proxy statement to be dated March 22, 2002 is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption “Transactions with affiliates” in CIGNA’s proxy statement to be dated March 22, 2002 is incorporated by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        A. (1) The following financial statements have been incorporated by reference from the pages indicated below of CIGNA's Annual Report:

        Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999 — page 33.

        Consolidated Balance Sheets as of December 31, 2001 and 2000 — page 34.

        Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999 — page 35.

        Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 — page 36.

        Notes to the Financial Statements — pages 37 through 57.

        Report of Independent Accountants, PricewaterhouseCoopers LLP — page 58.

        (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

        (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

        B. During the last quarter of the fiscal year ended December 31, 2001, the registrant filed a Report on Form 8-K dated October 17, 2001 regarding Regulation FD disclosure, a Report on Form 8-K dated November 2 , 2001 containing a copy of a news release reporting its third quarter 2001 results, and a Report on Form 8-K dated December 3, 2001 regarding Regulation FD disclosure.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by its undersigned duly authorized officer, on its behalf and in the capacity indicated.

Date: February 28, 2002

CIGNA Corporation

	By:	/s/ James G. Stewart
James G. Stewart Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2002.

Principal Executive Officer:		Directors:*

Robert H. Campbell
H. Edward Hanway*		Alfred C. DeCrane, Jr.
Chairman, Chief Executive Officer		Fred Hassan
and a Director		Peter N. Larson
Joseph M. Magliochetti
Joseph Neubauer
Charles R. Shoemate
Louis W. Sullivan, M.D.
Harold A. Wagner
Principal Accounting Officer:		Carol Cox Wait
Marilyn Ware
/s/ James A. Sears
James A. Sears
Vice President and Chief Accounting
Officer
	*By:	/s/ Carol J. Ward
Carol J. Ward
Attorney-in-Fact

CIGNA CORPORATION AND SUBSIDIARIES

        Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA’s Annual Report.

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 2002 appearing in the 2001 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 7, 2002

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED
PARTIES
DECEMBER 31, 2001
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$329	$499	$499
States, municipalities and political subdivisions	1,544	1,596	1,596
Foreign governments	588	610	610
Public utilities	1,571	1,616	1,616
All other corporate bonds	13,135	13,569	13,569
Asset-backed securities:
United States government agencies,
mortgage-backed	616	627	627
Other mortgage-backed	2,341	2,344	2,344
Other asset-backed	2,521	2,514	2,514
Redeemable preferred stocks	27	26	26

Total fixed maturities	22,672	23,401	23,401

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	265	349	349
Banks, trust and insurance companies	25	32	32
Public utilities	8	11	11
Non-redeemable preferred stocks	12	12	12

Total equity securities	310	404	404

Mortgage loans on real estate	9,920		9,920
Policy loans	2,774		2,774
Real estate investments (including $248 million of
real estate acquired in satisfaction of debt)	432		432
Other long-term investments	1,193		1,193
Short-term investments	137		137

Total investments	$37,438		$38,261

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,

	2001	2000	1999

Interest income	$-	$-	$1
Intercompany income	1	1	1

Total revenues	1	1	2

Operating expenses:
Interest	117	102	113
Intercompany interest	176	258	73
Other	24	12	47

Total operating expenses	317	372	233

Loss before income taxes	(316)	(371)	(231)
Income tax benefit	(98)	(98)	(74)

Loss of parent company	(218)	(273)	(157)
Equity in income of subsidiaries from continuing
operations	1,207	1,260	856

Income from continuing operations	989	987	699
Income from discontinued operations	-	-	1,166

Income before cumulative effect of accounting change	989	987	1,865
Cumulative effect of accounting change, net of taxes	-	-	(91)

Net income	$989	$987	$1,774

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,

		2001		2000

Assets:
Cash and cash equivalents		$1		$1
Investments in subsidiaries		11,608		11,340
Other assets		129		136

Total assets		$11,738		$11,477

Liabilities:
Intercompany		$4,463		$4,382
Short-term debt		36		145
Long-term debt		1,626		1,162
Other liabilities		558		375

Total liabilities		6,683		6,064

Shareholders' Equity:
Common stock (shares issued, 271; 269)		68		67
Additional paid-in capital		3,093		2,966
Net unrealized appreciation-- fixed maturities	$189		$163
Net unrealized appreciation-- equity securities	50		130
Net unrealized appreciation-- derivatives	10		-
Net translation of foreign currencies	(26)		4
Minimum pension liability adjustment	(76)		(76)

Accumulated other comprehensive income		147		221
Retained earnings		9,882		9,081
Less treasury stock, at cost		(8,135)		(6,922)

Total shareholders' equity		5,055		5,413

Total liabilities and shareholders' equity		$11,738		$11,477

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,

	2001	2000	1999

Cash Flows from Operating Activities:
Income from continuing operations	$989	$987	$699
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Equity in income of subsidiaries - continuing
operations	(1,207)	(1,260)	(856)
Dividends received from subsidiaries - continuing
operations	874	906	1,156
Other liabilities	250	-	152
Other, net	(50)	14	(31)

Net cash provided by operating activities of
continuing operations	856	647	1,120

Cash Flows from Investing Activities:
Capital contributions to subsidiaries - continuing
operations	(6)	-	-
Other, net	11	-	-

Net cash provided by investing activities of
continuing operations	5	-	-

Cash Flows from Financing Activities:
Net change in intercompany debt	82	1,230	2,384
Net change in short-term debt	-	-	(257)
Issuance of long-term debt	493	-	-
Repayment of long-term debt	(145)	(53)	(10)
Repurchase of common stock	(1,139)	(1,696)	(3,028)
Issuance of common stock	38	72	42
Common dividends paid	(190)	(200)	(238)

Net cash used in financing activities of
continuing operations	(861)	(647)	(1,107)

Net cash to discontinued operations	-	-	(13)

Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	1	1	1

Cash and cash equivalents, end of year	$1	$1	$1

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

Note 1—	For purposes of these condensed financial statements, CIGNA Corporation’s wholly owned subsidiaries are recorded using the equity basis of accounting.

Note 2—	Short-term and long-term debt consisted of the following at December 31:

(In millions)	2001	2000

Short-term
Current maturities of long-term debt	36	145

Total short-term debt	$36	$145

Long-term
Uncollateralized debt:
7.17% Notes due 2002	$--	$25
7.4% Notes due 2003	100	100
6 3/8% Notes due 2006	100	100
7.4% Notes due 2007	300	300
8 1/4% Notes due 2007	100	100
7% Notes due 2011	250	--
6.375% Notes due 2011	250	--
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7 7/8% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
Medium-term Notes	26	37

Total long-term debt	$1,626	$1,162

CIGNA Corporation’s medium-term notes have original maturity dates ranging from approximately seven to ten years, and interest rates ranging from 6.6% to 8.0%. The weighted average interest rate on CIGNA’s outstanding medium-term notes was 7.3% at December 31, 2001 and 7.4% at December 31, 2000.

CIGNA Corporation issued the following debt securities in 2001:

• $250 million of 7% notes due in 2011, issued in January;
• $250 million of 6.375% notes due in 2011, issued in October.

As of December 31, 2001, CIGNA Corporation had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions): $36 in 2002, $126 in 2003, none in 2004 and 2005, $100 in 2006, and the remainder in years after 2006.

Interest paid on short- and long-term debt amounted to $109 million, $103 million and $113 million for 2001, 2000 and 1999, respectively.

Note 3—	As of December 31, 2001, CIGNA Corporation had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•

CIGNA Corporation has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly-owned subsidiary, in the amount of $185 million. These letters of credit secure the payment of insureds’ claims from run-off reinsurance operations. CIGNA Corporation has agreed to indemnify the banks providing the letters of credit in the event of any draw.

•

Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, CIGNA Corporation guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2001 was approximately $60 million.

•	CIGNA Corporation also provides solvency guarantees aggregating approximately $60 million under state and federal regulations in support of its indirect, wholly owned medical HMOs in several states.

Through December 31, 2001, no payments have been made on these guarantees and none are pending. CIGNA Corporation provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to CIGNA Corporation's results of operations, liquidity or financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Unpaid claims and claim expenses

Year Ended December 31, 2001:
Employee Health Care, Life and Disability Benefits	$44	$4,550	$2,976
Employee Retirement Benefits and Investment Services	209	22,264	20
International Life, Health and Employee Benefits	188	508	139
Other Operations	7	12,162	843
Corporate	-	-	-

Total	$448	$39,484	$3,978

Year Ended December 31, 2000:
Employee Health Care, Life and Disability Benefits	$42	$4,589	$3,015
Employee Retirement Benefits and Investment Services	191	20,571	21
International Life, Health and Employee Benefits	811	3,007	804
Other Operations	8	12,688	955
Corporate	-	-	-

Total	$1,052	$40,855	$4,795

Year Ended December 31, 1999:
Employee Health Care, Life and Disability Benefits	$37	$4,395	$2,865
Employee Retirement Benefits and Investment Services	164	19,481	12
International Life, Health and Employee Benefits	710	2,866	701
Other Operations	16	12,482	557
Corporate	-	-	-

Total	$927	$39,224	$4,135

Unearned premiums	Premiums and fees (1)	Net investment income (2)	Benefits, losses and settlement expenses (1)	Policy acquisition expenses	Other operating expenses

$227	$13,966	$600	$9,938	$26	$4,140
1	322	1,668	1,338	49	294
14	788	49	481	161	196
4	291	502	669	1	236
-	-	24	-	-	89

$246	$15,367	$2,843	$12,426	$237	$4,955

$209	$13,425	$606	$9,751	$16	$3,667
2	350	1,617	1,306	43	258
355	2,042	148	1,451	206	463
23	511	522	979	3	290
-	-	49	-	-	64

$589	$16,328	$2,942	$13,487	$268	$4,742

$277	$12,403	$571	$9,130	$10	$3,266
1	325	1,605	1,274	37	226
344	1,642	124	1,192	198	826
52	659	581	868	6	344
-	-	78	-	-	130

$674	$15,029	$2,959	$12,464	$251	$4,792

(1)	Amounts presented are shown net of the effects of reinsurance.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2001:
Life insurance in force	$437,592	$69,833	$172,378	$540,137	31.9%

Premiums and fees:
Life insurance and annuities	$2,331	$473	$592	$2,450	24.2%
Accident and health insurance	13,004	239	152	12,917	1.2

Total	$15,335	$712	$744	$15,367	4.8%

Year Ended December 31, 2000:
Life insurance in force	$472,926	$88,561	$174,538	$558,903	31.2%

Premiums and fees:
Life insurance and annuities	$3,746	$678	$900	$3,968	22.7%
Accident and health insurance	12,313	226	273	12,360	2.2

Total	$16,059	$904	$1,173	$16,328	7.2%

Year Ended December 31, 1999:
Life insurance in force	$490,475	$73,929	$172,218	$588,764	29.3%

Premiums and fees:
Life insurance and annuities	$3,523	$634	$746	$3,635	20.5%
Accident and health insurance	11,216	296	474	11,394	4.2

Total	$14,739	$930	$1,220	$15,029	8.1%

CIGNA CORPORATION

SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2001:
Investment asset valuation reserves:
Mortgage loans	$37	$2	$3	$(27)	$15
Real estate	22	12	27	(16)	45
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	58	2	4	(16)	48
Deferred tax asset valuation
allowance	91	-	-	-	91

2000:
Investment asset valuation reserves:
Mortgage loans	$11	$13	$19	$(6)	$37
Real estate	38	7	10	(33)	22
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	69	13	(3)	(21)	58
Deferred tax asset valuation
allowance	92	(1)	-	-	91

1999:
Investment asset valuation reserves:
Mortgage loans	$6	$1	$4	$-	$11
Real estate	36	6	11	(15)	38
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	80	17	(1)	(27)	69
Deferred tax asset valuation
allowance	6	86	-	-	92

(1)	Change in valuation reserves attributable to policyholder contracts.
(2)	Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.

INDEX TO EXHIBITS

Number		Description	Method of Filing
3.1		Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed as Exhibit 3 to the registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated December 11, 2000	Filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
4	(a)	Amended and Restated Shareholder Rights Agreement dated as of July 22, 1998 between CIGNA Corporation and First Chicago Trust Company of New York	Filed as Item 1 and Exhibit 1 to the registrant's Form 8-A/A Amendment No. 1 dated July 22, 1998 and incorporated herein by reference.
	(b)	Amendment No. 1 dated as of December 14, 1998 to the Amended and Restated Shareholder Rights Agreement	Filed as Item 1 and Exhibit 1 to the registrant's Form 8-A/A Amendment No. 2 dated December 14, 1998 and incorporated herein by reference.
	(c)	Amendment No. 2 dated as of December 31, 2001 to the Amended and Restated Shareholder Rights Agreement	Filed herewith.
Exhibits 10.1 through 10.21 are filed as exhibits pursuant to Item 14(c) of Form 10-K.
10.1		Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated as of January 1, 1997	Filed herewith.
10.2		Retirement and Consulting Plan for Directors of CIGNA Corporation, as amended and restated as of May 29, 1991	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.3		Restated Restricted Stock Plan for Non-Employee Directors of CIGNA Corporation dated as of April 22, 1998	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
10.4		Description of Stock Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated effective July 1, 2001	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.5	(a)	CIGNA Corporation Stock Plan, as amended and restated through February 24, 1999	Filed as Exhibit 10.5 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

	(b)	Amendment No. 1 dated as of July 31, 2000 to the CIGNA Corporation Stock Plan	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
10.6	(a)	CIGNA Corporation Executive Stock Incentive Plan, as amended and restated March 23, 1988	Filed as Exhibit 10.6(a) to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
	(b)	Amendment No. 1 dated as of September 28, 1988 to the CIGNA Corporation Executive Stock Incentive Plan	Filed as Exhibit 10.6(b) to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
	(c)	Amendment No. 2 dated as of March 27, 1991 to the CIGNA Corporation Executive Stock Incentive Plan	Filed as Exhibit 10.6(c) to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
	(d)	Amendment No. 3 dated as of July 31, 1996 to the CIGNA Corporation Executive Stock Incentive Plan	Filed herewith.
10.7	(a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed herewith.
	(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed as Exhibit 10.7(b) to the registrant's form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.8	(a)	CIGNA Executive Incentive Plan effective as of January 1, 2002.	Filed as Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A dated March 19, 1997 and incorporated herein by reference.
	(b)	Amendment No. 1 to the CIGNA Executive Incentive Plan dated as of February 25, 1998.	Filed as Exhibit 10.8(b) to the registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10.9	(a)	CIGNA Long-Term Incentive Plan, as amended and restated as of January 1, 2000	Filed as Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A dated March 22, 2000 and incorporated herein by reference.
	(b)	Amendment No. 1 dated as of July 31, 2000 to the CIGNA Long-Term Incentive Plan.	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference

10.10		Deferred Compensation Plan of CIGNA Corporation and Participating Subsidiaries, as amended and restated as of October 24, 2001.	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
10.11	(a)	CIGNA Supplemental Pension Plan, as amended and restated as of August 1, 1998	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
	(b)	Amendment No. 1 dated December 21, 1999 to the CIGNA Supplemental Pension Plan, as amended and restated effective August 1, 1998	Filed as Exhibit 10.11(b) to the registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension Plan as amended and restated as of August 1, 1998.	Filed herewith.
10.12		Description of CIGNA Corporation Financial Services Program	Filed herewith.
10.13		Description of the CIGNA Corporation Key Management Annual Incentive Bonus Plan	Filed as Exhibit 10.13 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.14		Special Retention Agreement dated January 25, 1995 with Mr. Stewart	Filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.15		Special Retention Agreement dated March 27, 1996 with Mr. Levinson	Filed herewith.
10.16		Form of Non-Compete Agreement dated December 8, 1997 with Messrs. Stewart, Hanway and Levinson	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10.17		Description of Mandatory Deferral of Non-Deductible Compensation	Filed herewith.
10.18		Special Incentive Agreement with Mr. Stewart dated March 17, 1998	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
10.19		Special Incentive Agreement with Mr. Levinson dated March 17, 1998	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

10.20	Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
10.21	Non-Compete Agreement and Description of Supplemental Pension Arrangement with Mr. Pastore dated November 14, 1997	Filed herewith.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
13	Portions of registrant's 2001 Annual Report to Shareholders (Entire Annual Report bound in printed versions of Form 10-K)	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Accountants	Filed herewith.
24.1	Powers of Attorney	Filed herewith.
24.2	Certified Resolutions	Filed herewith.

        The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

        Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, PA 19192.