Form 10-Q
period 2002-03-31
CIGNA CORP
filed 2002-05-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                                                      Yes  x   No

        As of March 31, 2002, 140,877,291 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended March 31,
	2002	2001

REVENUES
Premiums and fees	$4,000	$3,799
Net investment income	690	716
Other revenues	225	225
Realized investment losses	(88)	(8)

Total revenues	4,827	4,732

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,190	3,090
Policy acquisition expenses	54	60
Other operating expenses	1,252	1,162

Total benefits, losses and expenses	4,496	4,312

INCOME BEFORE INCOME TAXES	331	420

Income taxes (benefits):
Current	158	95
Deferred	(45)	49

Total taxes	113	144

NET INCOME	$218	$276

NET INCOME EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$218	$288

EARNINGS PER SHARE - BASIC
NET INCOME	$1.54	$1.82

NET INCOME EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$1.54	$1.90

EARNINGS PER SHARE - DILUTED
NET INCOME	$1.52	$1.78

NET INCOME EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$1.52	$1.86

DIVIDENDS DECLARED PER SHARE	$0.33	$0.32

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of March 31, 2002		As of December 31, 2001

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $23,123; $22,672)		$23,503		$23,401
Equity securities, at fair value (cost, $249; $310)		367		404
Mortgage loans		9,682		9,920
Policy loans		2,661		2,774
Real estate		407		432
Other long-term investments		1,170		1,193
Short-term investments		66		137

Total investments		37,856		38,261
Cash and cash equivalents		1,625		1,933
Accrued investment income		501		522
Premiums, accounts and notes receivable		3,166		2,832
Reinsurance recoverables		7,043		6,983
Deferred policy acquisition costs		463		448
Property and equipment		1,092		1,077
Deferred income taxes		1,121		1,033
Goodwill		1,652		1,652
Other assets, including other intangibles		581		585
Separate account assets		37,186		36,263

Total assets		$92,286		$91,589

LIABILITIES
Contractholder deposit funds		$28,266		$28,961
Unpaid claims and claim expenses		4,286		3,978
Future policy benefits		10,525		10,523
Unearned premiums		231		246

Total insurance and contractholder liabilities		43,308		43,708
Accounts payable, accrued expenses and other liabilities		5,089		4,886
Short-term debt		151		50
Long-term debt		1,510		1,627
Separate account liabilities		37,186		36,263

Total liabilities		87,244		86,534

CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 272; 271)		68		68
Additional paid-in capital		3,157		3,093
Net unrealized appreciation, fixed maturities	$100		$189
Net unrealized appreciation, equity securities	64		50
Net unrealized appreciation, derivatives	7		10
Net translation of foreign currencies	(34)		(26)
Minimum pension liability adjustment	(76)		(76)

Accumulated other comprehensive income		61		147
Retained earnings		10,053		9,882
Less treasury stock, at cost		(8,297)		(8,135)

Total shareholders' equity		5,042		5,055

Total liabilities and shareholders' equity		$92,286		$91,589

SHAREHOLDERS' EQUITY PER SHARE		$35.79		$35.71

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended March 31,	2002		2001

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock, January 1		$68		$67
Issuance of common stock for employee benefits plans		-		1

Common stock, March 31		68		68

Additional paid-in capital, January 1		3,093		2,966
Issuance of common stock for employee benefits plans		64		107

Additional paid-in capital, March 31		3,157		3,073

Accumulated other comprehensive income, January 1		147		221
Net unrealized appreciation (depreciation), fixed maturities	$(89)	(89)	$118	118
Net unrealized appreciation (depreciation), equity securities	14	14	(78)	(78)

Net unrealized appreciation (depreciation) on securities	(75)		40
Net unrealized appreciation (depreciation), derivatives	(3)	(3)	9	9
Net translation of foreign currencies	(8)	(8)	(20)	(20)

Other comprehensive income (loss)	(86)		29

Accumulated other comprehensive income, March 31		61		250

Retained earnings, January 1		9,882		9,081
Net income	218	218	276	276
Common dividends declared		(47)		(48)

Retained earnings, March 31		10,053		9,309

Treasury stock, January 1		(8,135)		(6,922)
Repurchase of common stock		(131)		(381)
Other treasury stock transactions, net		(31)		(72)

Treasury stock, March 31		(8,297)		(7,375)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$132	$5,042	$305	$5,325

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$218	$276
Adjustments to reconcile net income to net cash provided by
operating activities:
Insurance liabilities	394	(63)
Reinsurance recoverables	(98)	(32)
Deferred policy acquisition costs	(11)	(13)
Premiums, accounts and notes receivable	(374)	2
Accounts payable, accrued expenses and other liabilities	130	(19)
Deferred income taxes	(45)	49
Realized investment losses	88	8
Depreciation and amortization	63	59
Gains on sales of businesses	(18)	(38)
Other, net	1	(71)

Net cash provided by operating activities	348	158

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	525	612
Equity securities	60	148
Mortgage loans	263	167
Other (primarily short-term investments)	759	1,288
Investment maturities and repayments:
Fixed maturities	604	559
Mortgage loans	165	130
Investments purchased:
Fixed maturities	(1,542)	(1,127)
Equity securities	(34)	(141)
Mortgage loans	(195)	(241)
Other (primarily short-term investments)	(657)	(1,323)
Proceeds on sale of business	-	83
Deconsolidation of Japanese life insurance operation	-	(327)
Other, net	(75)	(79)

Net cash used in investing activities	(127)	(251)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	1,424	2,100
Withdrawals and benefit payments from contractholder deposit funds	(1,783)	(1,992)
Issuance of long-term debt	-	247
Repayment of debt	(16)	(16)
Repurchase of common stock	(134)	(371)
Issuance of common stock	25	19
Common dividends paid	(46)	(47)

Net cash used in financing activities	(530)	(60)

Effect of foreign currency rate changes on cash and cash equivalents	1	(1)

Net decrease in cash and cash equivalents	(308)	(154)
Cash and cash equivalents, beginning of period	1,933	2,206

Cash and cash equivalents, end of period	$1,625	$2,052

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$56	$10
Interest paid	$28	$20

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries, which are referred to collectively as “CIGNA.” Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP).

The interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s 2001 Annual Report to Shareholders and Form 10-K for the year ended 2001.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating results for the full year based on interim results of operations.

Certain reclassifications have been made to prior year amounts to conform to the 2002 presentation.

NOTE 2 – RECENT ACCOUNTING
PRONOUNCEMENTS

Goodwill and other intangible assets. As of January 1, 2002, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for reporting and measuring goodwill and other intangible assets.

In accordance with the standard, CIGNA ceased goodwill amortization on January 1, 2002. Although goodwill is no longer amortized, SFAS No. 142 requires goodwill to be evaluated for impairment at least annually, and written down through earnings when impaired. At implementation, CIGNA’s evaluation of its goodwill, based on discounted cash flow analyses, resulted in no impairment loss.

For comparative purposes, the following table adjusts net income and basic and diluted earnings per share for the three months ended March 31, 2001, as if goodwill amortization had ceased at the beginning of 2001. Goodwill amortization is attributable to the Employee Health Care, Life and Disability segment.

(In millions, except per share amounts)

Reported net income	$276
Adjustment for goodwill
amortization, after-tax	12

Adjusted net income	$288

Reported basic earnings per share	$1.82
Adjustment for goodwill
amortization, after-tax	0.08

Adjusted basic earnings per share	$1.90

Reported diluted earnings per share	$1.78
Adjustment for goodwill
amortization, after-tax	0.08

Adjusted diluted earnings per share	$1.86

CIGNA’s other intangible assets are primarily purchased customer lists and provider contracts. As of January 1, 2002, the gross carrying value of CIGNA’s other intangible assets was $247 million and accumulated amortization was $91 million. These intangible assets will continue to be amortized through periodic charges to earnings.

Impairment of long-lived assets. As of January 1, 2002, CIGNA adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” At implementation, CIGNA reclassified real estate of $119 million to “held and used” that was previously “held for sale.” Adoption of SFAS No. 144 did not have a material effect on CIGNA’s consolidated results of operations.

Under the new standard, beginning on January 1, 2002, CIGNA accounts for real estate as follows:

•	Real estate “held and used” is expected to be held longer than one year and will include real estate when acquired through the foreclosure of mortgage loans. CIGNA carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset.

•

Real estate is “held for sale” when a buyer’s investigation is completed, a deposit has been received and the sale is expected to be completed within the next year. Real estate held for sale is carried at the lower of carrying value or current fair value, less estimated costs to sell, and is not depreciated. Valuation reserves reflect any changes in fair value.

•	Real estate acquired through the foreclosure of mortgage loans prior to implementation of SFAS No. 144 is classified as “held for sale” if it is expected to be sold within 2002.
•	CIGNA uses several methods to determine the fair value of real estate, but relies primarily on discounted cash flow analyses and, in some cases, third party appraisals.

Derivative instruments and hedging activities. As of January 1, 2001, CIGNA implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to report derivatives on the balance sheet at fair value with changes in fair values reported in net income or accumulated other comprehensive income. SFAS No. 133 allows companies to use hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in net income.

At implementation, SFAS No. 133 had an immaterial effect on CIGNA’s consolidated financial statements. The effects of derivatives were not material to CIGNA’s consolidated results of operations, liquidity or financial condition for the three months ended March 31, 2002 and 2001.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. As a result of these reviews, CIGNA may acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sales of interests in Japanese life insurance operation. In 2001, CIGNA sold portions of its interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company Ltd. as follows:

Date of Sale	Portion of CIGNA Equity Ownership Interest Sold	Equity Ownership Interest Retained by CIGNA	Proceeds from Sale (in millions)	Gain on Sale, after- tax (in millions)

Jan. 2001	21%	40%	$ 83	$ 8
Nov. 2001	40%	--	$267	$27

As a result of the January 2001 sale, CIGNA stopped consolidating the assets, liabilities, revenues and expenses of this operation and, until the November 2001 sale, accounted for its remaining interest under the equity method of accounting.

Sale of portions of U.S. life reinsurance business. In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, which was deferred because the sale was structured as an indemnity reinsurance arrangement.

In the second, third and fourth quarters of 2001, the acquirer entered into agreements with most of the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated into those periods the recognition of the deferred gain. CIGNA recognized $3 million after-tax of the deferred gain in Other Operations in the first quarter of 2001, and less than $1 million in the first quarter of 2002. The remaining deferred gain as of March 31, 2002, was approximately $3 million after-tax.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business.

NOTE 4 – RESTRUCTURING PROGRAM

In the fourth quarter of 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. As a result, CIGNA recognized in operating expenses a pre-tax charge of $96 million ($62 million after-tax) in the Employee Health Care, Life and Disability Benefits segment. The pre-tax charge consisted of $48 million of severance costs ($31 million after-tax) and $48 million in real estate costs ($31 million after-tax) related to vacating certain locations.

The severance charge reflected the expected reduction of approximately 3,100 employees. As a result of the consolidation of health service centers, CIGNA expects to hire approximately 1,100 employees, thereby resulting in a net reduction of approximately 2,000 employees under this program. As of March 31, 2002, 639 employees had been terminated under the program (203 employees were terminated in the first quarter of 2002). The real estate charges consisted of $37 million pre-tax related to vacating leased facilities, which are cash obligations pertaining to non-cancelable lease obligations and lease termination penalties. The charge also included $11 million pre-tax of non-cash asset write-downs. As of March 31, 2002, CIGNA paid $15 million related to severance and vacating leased facilities under this program ($9 million was paid in the first quarter of 2002).

CIGNA expects this restructuring program to be substantially completed during 2002. The table below indicates CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Total

Balance as of
December 31, 2001	2,664	$43	$36	$79
First quarter 2002 reductions:
Employees	(203)	(7)		(7)
Lease costs			(2)	(2)

Balance as of
March 31, 2002	2,461	$36	$34	$70

NOTE 5 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2002	2001

Fixed maturities	$(56)	$(55)
Equity securities	(25)	51
Mortgage loans	(4)	--
Real estate	(8)	(3)
Other	5	(1)

	(88)	(8)
Less income tax benefits	(31)	(4)

Net realized investment losses	$(57)	$(4)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2002	2001

Proceeds from sales	$585	$760
Gross gains on sales	$ 26	$ 76
Gross losses on sales	$ (69)	$ (36)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended March 31,

2002

Net unrealized depreciation,
securities:
Unrealized depreciation on
securities held	$(197)	$70	$(127)
Losses realized on securities	81	(29)	52

Net unrealized depreciation,
securities	$(116)	$41	$(75)

Net unrealized depreciation,
derivatives	$(4)	$1	$(3)

Net translation of foreign
currencies	$(11)	$3	$(8)

2001

Net unrealized appreciation,
securities:
Unrealized appreciation on
securities held	$98	$(36)	$62
Losses realized on securities	4	(2)	2
Gains realized on sale of business	(31)	11	(20)
Reclassification to establish
separate caption for derivatives	(6)	2	(4)

Net unrealized appreciation,
securities	$65	$(25)	$40

Net unrealized appreciation,
derivatives:
Reclassification to establish
separate caption for derivatives	$6	$(2)	$4
Unrealized appreciation on
derivatives held	8	(3)	5

Net unrealized appreciation,
derivatives	$14	$(5)	$9

Net translation of foreign
currencies:
Net translation on foreign
currencies held	$(36)	$12	$(24)
Foreign currency translation gains
realized on sale of business	6	(2)	4

Net translation of foreign
currencies	$(30)	$10	$(20)

NOTE 7 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended March 31,

2002

Net income	$218	$--	$218

Shares (in thousands):
Weighted average	141,552	--	141,552
Options and restricted stock
grants		1,733	1,733

Total shares	141,552	1,733	143,285

Earnings per share	$1.54	$(0.02)	$1.52

2001

Net income	$276	$--	$276

Shares (in thousands):
Weighted average	151,806	--	151,806
Options and restricted stock
grants		3,117	3,117

Total shares	151,806	3,117	154,923

Earnings per share	$1.82	$(0.04)	$1.78

Earnings per share adjusted to
exclude goodwill amortization
in 2001 (Note 2)	$1.90	$(0.04)	$1.86

Common shares held as Treasury shares were 131,052,329 as of March 31, 2002, and 120,792,774 as of March 31, 2001.

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

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.6 billion at March 31, 2002, and December 31, 2001, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

Unicover and London reinsurance. The run-off reinsurance operations include an approximate 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (also known as retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. Two of the retrocessionaires brought a separate arbitration in the United Kingdom asserting that CIGNA provided additional retrocessional coverage to them. In the first quarter of 2002, the arbitrators ruled that CIGNA had not provided retrocessional coverage.

CIGNA has also ceded other reinsurance business in the London market. Some retrocessionaires are disputing the validity of these reinsurance contracts with CIGNA. Arbitration over some of these disputes has commenced.

Some of the remaining arbitration matters are likely to be resolved in 2002. The outcomes of the remaining arbitration matters are uncertain. If some of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA’s liquidity or financial condition.

Other reinsurance. CIGNA could have losses if reinsurers fail to indemnify CIGNA on other reinsurance arrangements, whether because of reinsurer insolvencies or contract disputes. However, management does not expect charges for other unrecoverable reinsurance to have a material effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees
Individual life
insurance and annuity
business sold	$85	$90
Other	69	63

Total	$154	$153

Reinsurance recoveries
Individual life
insurance and annuity
business sold	$18	$43
Other	152	63

Total	$170	$106

NOTE 9 – SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results).

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees and other revenues
Employee Health Care,
Life and Disability
Benefits	$3,840	$3,595
Employee Retirement
Benefits and Investment
Services	86	91
International Life, Health
and Employee Benefits	198	216
Other Operations	117	140
Corporate	(16)	(18)

Total	$4,225	$4,024

Net income (loss)
Operating income (loss):
Employee Health Care,
Life and Disability Benefits	$216	$198
Employee Retirement
Benefits and Investment
Services	57	60
International Life, Health
and Employee Benefits	8	21
Other Operations	18	20
Corporate	(24)	(19)

Total operating income	275	280
Realized investment
losses, net of taxes	(57)	(4)

Net income	$218	$276

Net income adjusted to exclude
goodwill amortization in 2001
(Note 2)	$218	$288

As discussed in Note 2, CIGNA ceased goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142. Goodwill amortization in the three months ended March 31, 2001, was $12 million after-tax and was attributable to the Employee Health Care, Life and Disability Benefits segment.

NOTE 10 – CONTINGENCIES AND OTHER MATTERS

Financial Guarantees

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed 102% to 133% of benefit obligations. If employers do not maintain these levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. Benefit obligations under these arrangements were $2.8 billion as of March 31, 2002, and $2.4 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of March 31, 2002, or December 31, 2001.

•

Under arrangements with certain retirement plan sponsors, CIGNA guarantees that plan participants will receive the value of their accounts if they withdraw their balances. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements were $2.2 billion as of March 31, 2002, and $1.8 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of March 31, 2002, or December 31, 2001.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $324 million as of March 31, 2002, and $334 million as of December 31, 2001. CIGNA had additional liabilities of $14 million for this guarantee as of March 31, 2002, and December 31, 2001.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA guaranteed $42 million of industrial revenue bond issues as of March 31, 2002, and December 31, 2001, which will mature in 2007. If the issuers default, CIGNA will be required to make periodic payments based on the original terms of the bonds.

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

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over “managed care reform” and “patients’ bill of rights” legislation is expected to continue.

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

Final privacy regulations under the Health Insurance Portability and Accountability Act of 1996 became effective April 2001. The regulations cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations is required by April 2003. CIGNA expects to undertake significant systems enhancements, training and administrative efforts to satisfy these requirements.

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state laws;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the first quarter of 2002, revenues of $71 million and operating income of $12 million were from products affected by this legislation.

Litigation and Other Legal Matters

CIGNA and several health care industry competitors are defendants in proposed federal and state class action lawsuits. The federal lawsuits allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. A class has been certified in an Illinois state court lawsuit against CIGNA in which health care providers allege breach of contract and seek increased reimbursements. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs.

The U.S. Attorney’s Office for the Eastern District of Pennsylvania is investigating compliance with federal health care laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA is responding to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations.

The Department of Justice and Office of Inspector General are investigating a subsidiary of CIGNA regarding Medicare cost reporting practices for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to the CIGNA subsidiary by the Centers for Medicare and Medicaid Services for Medicare-covered services the subsidiary provides to eligible individuals.

The outcome of litigation and other legal matters is always uncertain. With the possible exception of certain reinsurance arbitration proceedings (discussed in Note 8), CIGNA does not believe that any legal proceedings currently threatened or pending will result in losses that would be material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA will make certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2002”). Actual results may differ from CIGNA’s predictions. CIGNA’s discussion of risk factors that could cause results to differ is summarized in the Cautionary Statement at page 26.

The following discussion addresses the financial condition of CIGNA as of March 31, 2002, compared with December 31, 2001, and its results of operations for the three months ended March 31, 2002, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2001 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating results for the full year based on interim results of operations.

Acquisitions and Dispositions

CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. As a result of these reviews, CIGNA may acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sales of interests in Japanese life insurance operation. CIGNA sold a portion of its interest in its Japanese life insurance operation in January 2001 and sold its remaining interest in this operation in November 2001. See the International Life, Health and Employee Benefits section for further information.

Sale of portions of U.S. life reinsurance business. In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, which was deferred because the sale was structured as an indemnity reinsurance arrangement.

In the second, third and fourth quarters of 2001, the acquirer entered into agreements with most of the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated into those periods the recognition of the deferred gain. CIGNA recognized $3 million after-tax of the deferred gain in Other Operations in the first quarter of 2001, and less than $1 million in the first quarter of 2002. The remaining deferred gain as of March 31, 2002, was approximately $3 million after-tax.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business.

Restructuring Program

In the fourth quarter of 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. As a result, CIGNA recognized in operating expenses a pre-tax charge of $96 million ($62 million after-tax) in the Employee Health Care, Life and Disability Benefits segment. The pre-tax charge consisted of $48 million of severance costs ($31 million after-tax) and $48 million in real estate costs ($31 million after-tax) related to vacating certain locations.

The severance charge reflected the expected reduction of approximately 3,100 employees. As a result of the consolidation of health service centers, CIGNA expects to hire approximately 1,100 employees, thereby resulting in a net reduction of approximately 2,000 employees under this program. As of March 31, 2002, 639 employees had been terminated under the program (203 employees were terminated in the first quarter of 2002). The real estate charges consisted of $37 million pre-tax related to vacating leased facilities, which are cash obligations pertaining to non-cancelable lease obligations and lease termination penalties. The charge also included $11 million pre-tax of non-cash asset write-downs. As of March 31, 2002, CIGNA paid $15 million related to severance and vacating leased facilities under this program ($9 million was paid in the first quarter of 2002).

CIGNA expects this restructuring program to be substantially completed during 2002. Cash outlays under this program are not expected to have a significant effect on CIGNA’s liquidity. The program is expected to result in net annual after-tax savings of $45-$55 million, reflecting the elimination of salary costs for terminated employees and lower facility costs, partially offset by salary costs for new employees in the regional service centers and higher expenses associated with technology improvement initiatives. CIGNA expects savings from the program to be fully realized beginning in 2003. As a result of additional technology enhancement expenses and other expenses associated with the restructuring program, CIGNA does not expect to achieve significant savings in 2002 from this restructuring program.

The table below indicates CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Total

Balance as of
December 31, 2001	2,664	$43	$36	$79
First quarter 2002 reductions:
Employees	(203)	(7)		(7)
Lease costs			(2)	(2)

Balance as of
March 31, 2002	2,461	$36	$34	$70

Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make judgments, assumptions and estimates that affect amounts reported in the financial statements. The accounting policies considered most significant by management include CIGNA’s accounting policies pertaining to its investments, reinsurance recoverables, unpaid claims and claim expenses, and future policy benefits. These accounting policies inherently require estimation and actual results could differ from those estimates. Also, changes in CIGNA’s financial and operating environment could influence the accounting estimates that support CIGNA’s financial statements. For a description of CIGNA’s significant accounting policies, see Management’s Discussion and Analysis and Note 2 to the Financial Statements in CIGNA’s 2001 Annual Report to Shareholders. CIGNA does not expect that changes in the estimates determined under these policies would have a material effect on CIGNA’s consolidated financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

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

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over “managed care reform” and “patients’ bill of rights” legislation is expected to continue.

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

Final privacy regulations under the Health Insurance Portability and Accountability Act of 1996 became effective April 2001. The regulations cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations is required by April 2003. CIGNA expects to undertake significant systems enhancements, training and administrative efforts to satisfy these requirements.

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state laws;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Litigation and other legal matters. CIGNA and several health care industry competitors are defendants in proposed federal and state class action lawsuits. The federal lawsuits allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. A class has been certified in an Illinois state court lawsuit against CIGNA in which health care providers allege breach of contract and seek increased reimbursements. In addition, CIGNA is routinely involved in numerous lawsuits arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs.

The U. S. Attorney’s Office for the Eastern District of Pennsylvania is investigating compliance with federal health care laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA is responding to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations.

The Department of Justice and Office of Inspector General are investigating a subsidiary of CIGNA regarding Medicare cost reporting practices for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to the CIGNA subsidiary by the Centers for Medicare and Medicaid Services for Medicare-covered services the subsidiary provides to eligible individuals.

The outcome of litigation and other legal matters is always uncertain. With the possible exception of certain reinsurance arbitration proceedings (discussed in Note 8 to the Financial Statements), CIGNA does not believe that any legal proceedings currently threatened or pending will result in losses that would be material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Notes 8 and 10 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees	$4,000	$3,799
Net investment income	690	716
Other revenues	225	225
Realized investment losses	(88)	(8)

Total revenues	4,827	4,732
Benefits and expenses	4,496	4,312

Income before taxes	331	420
Income taxes	113	144

Net income	218	276
Less realized investment
losses, net of taxes	(57)	(4)

Operating income	$275	$280

Operating Income

CIGNA focuses on “operating income” to evaluate segment results. Operating income is defined as net income excluding after-tax realized investment results. Since operating income excludes the effects of realized gains and losses attributable to CIGNA’s investment portfolio, management believes it presents the underlying results of operations of CIGNA’s businesses. Operating income is not determined in accordance with GAAP and should not be viewed as a substitute for net income determined in accordance with GAAP. Other companies may define operating income differently than does CIGNA.

The following table presents operating income, as defined above, adjusted for a nonrecurring item. This nonrecurring item is not associated with normal operations and is identified in the table below. Management believes that results excluding this item, defined as adjusted operating income, represent an appropriate basis to assess the results of operations of CIGNA’s businesses.

	Three Months Ended March 31,
(In millions)	2002	2001

Operating income	$275	$280
Gain on sale of partial
interest in Japanese life
insurance operation (page 20)	--	(8)

Adjusted operating income	275	272
Adjustment to exclude
goodwill amortization in 2001	--	12

Adjusted operating income
excluding goodwill amortization	$275	$284

As discussed in Note 2 to the Financial Statements, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and ceased goodwill amortization as of January 1, 2002. For comparative purposes, throughout this discussion CIGNA presents “operating income excluding goodwill amortization,” which adjusts operating income to exclude goodwill amortization in 2001.

Adjusted operating income excluding goodwill amortization decreased 3% for the three months of 2002 primarily due to lower results in the International Life, Health and Employee Benefits segment (resulting from the sale of CIGNA’s interest in the Japanese life insurance operation in 2001), Corporate and the Employee Retirement Benefits and Investment Services segment. These declines were partially offset by increased earnings in the Employee Health Care, Life and Disability Benefits segment.

Realized Investment Losses

The increase in realized investment losses for the three months of 2002 compared to the same period last year reflects lower gains on sales of equity securities, higher losses on sales of fixed maturities and impairments on equity securities, partially offset by lower impairments on investments in collateralized debt obligations. Further information regarding collateralized debt obligations is presented on page 24.

Outlook for 2002

Subject to the factors noted in the Cautionary Statement on page 26, management expects full year adjusted operating income to improve slightly in 2002 compared to 2001 adjusted operating income of $1.1 billion, which excludes the nonrecurring items presented on page 17 of CIGNA’s 2001 Annual Report to Shareholders and goodwill amortization (described in Note 2 to the accompanying Financial Statements).

EMPLOYEE HEALTH CARE, LIFE AND
DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees	$3,642	$3,434
Net investment income	142	157
Other revenues	198	161

Segment revenues	3,982	3,752
Benefits and expenses	3,651	3,447

Income before taxes	331	305
Income taxes	115	107

Operating income	216	198
Adjustment to exclude
goodwill amortization in 2001	--	12

Operating income excluding
goodwill amortization	$216	$210

Realized investment
gains (losses), net of taxes	$(32)	$10

Operating Income

Operating income excluding goodwill amortization in 2001 increased 3% for the three months of 2002 compared with the same period last year.

CIGNA further separates this segment into Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations such as managed behavioral health, medical cost and utilization management, managed dental, managed pharmacy programs, pharmaceutical fulfillment services and vision services. Indemnity includes medical and dental indemnity, disability and group life insurance operations.

Operating income excluding goodwill amortization in 2001 for the HMO and Indemnity operations was as follows:

	Three Months Ended March 31,
(In millions)	2002	2001

HMO operations	$121	$125
Indemnity operations	95	85

Total	$216	$210

HMO results excluding goodwill amortization in 2001 declined for the first quarter of 2002 due to:

•	lower earnings in HMO alternative funding programs reflecting higher operating expenses for technology and customer service initiatives;
•	lower Medicare earnings; and
•	lower net investment income.

These declines were partially offset by improved results in the specialty health care operations primarily due to business growth, as well as increased earnings in the guaranteed cost HMO business reflecting rate increases.

Indemnity results excluding goodwill amortization in 2001 increased for the first quarter of 2002 due to:

•	improved results in the long-term disability business, primarily due to higher rates and improved claim execution; and
•	higher earnings for the experience-rated health care business, reflecting rate increases.

These improvements were partially offset by lower earnings in the group life insurance business in the first quarter of 2002 due to unfavorable mortality experience.

Premiums and Fees

Premiums and fees increased 6% for the first quarter of 2002, primarily due to rate increases.

Alternative Funding Programs and Premium Equivalents

Under alternative funding programs, the customer or plan sponsor, rather than CIGNA, assumes all or a portion of the responsibility for funding claims, and CIGNA provides claims processing and other services. In contrast to most other major companies in the health care industry, a significant portion of CIGNA’s health care business consists of alternative funding programs. CIGNA generally earns a lower margin on alternative funding programs than under guaranteed cost or retrospectively experience-rated programs.

Premiums and fees associated with alternative funding programs for the first quarter of 2002 were $780 million compared to $691 million for the first quarter of 2001. These amounts are included in the table below.

“Adjusted premiums and fees,” which consist of premiums and fees plus “premium equivalents,” is a useful measure of volume in CIGNA’s health care operations. Premium equivalents generally equal paid claims under alternative funding programs. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or retrospectively experience-rated programs. Thus, premium equivalents are an indicator of business volume associated with alternative funding programs. However, premium equivalents do not represent premium and fee revenue recognized under GAAP and may not be comparable to similarly titled measures presented by other companies.

Adjusted premiums and fees for the Employee Health Care, Life and Disability Benefits segment were as follows:

	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees	$3,642	$3,434
Premium equivalents	5,480	4,932

Adjusted premiums and fees	$9,122	$8,366

The increase in premium equivalents is primarily due to higher medical costs in HMO and indemnity alternative funding programs that, in turn, increase the amount of paid claims.

Net Investment Income

Net investment income decreased 10% for the first quarter of 2002, primarily resulting from lower yields.

Other Revenues

Other revenues increased 23% for the first quarter of 2002 primarily due to business growth in the specialty health care operations (predominantly pharmaceutical fulfillment services).

Medical Membership

As of March 31, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2002	2001

HMO	7.0	6.9
Indemnity (estimated)	7.3	7.4

The growth in HMO medical membership is primarily due to HMO alternative funding programs, partially offset by slight declines in guaranteed cost HMO program membership.

The decline in Indemnity medical membership is primarily due to cancellations in traditional indemnity programs, partially offset by growth in Preferred Provider Organization membership.

EMPLOYEE RETIREMENT BENEFITS AND
INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees	$86	$91
Net investment income	414	408

Segment revenues	500	499
Benefits and expenses	419	413

Income before taxes	81	86
Income taxes	24	26

Operating income	$57	$60

Realized investment
losses, net of taxes	$(22)	$(9)

Operating Income

Operating income for the three months of 2002 compared with the same period last year primarily reflects higher expenses and level asset-based fees. The effect of stock market declines on asset-based fees was offset by fee growth resulting from increased assets generated by favorable cash flow and, to a lesser extent, a shift to higher margin products.

Revenues

Premiums and fees are principally asset management and administrative charges on general and separate account assets and amounts earned from non-leveraged corporate life insurance. Net investment income primarily represents earnings from general account assets. Most of this net investment income is credited to customers and included in benefits and expenses.

The 5% decline in premiums and fees for the three months of 2002 compared with the same period last year primarily reflects lower revenues from corporate life insurance.

Assets Under Management

Assets under management are a determinant of earnings for this segment because a significant portion of this segment’s revenues are based on asset values. The following table shows assets under management and related activity, including amounts attributable to separate accounts for the three months ended March 31. Assets under management fluctuate because of changes in the market value of fixed maturities and equity securities.

(In millions)	2002	2001

Balance - January 1	$55,306	$55,154
Premiums and deposits	1,997	2,287
Investment income	620	636
Decrease in fair value of assets	(402)	(2,832)
Customer withdrawals	(1,048)	(1,137)
Other, including participant
withdrawals and benefit payments	(1,064)	(1,897)

Balance - March 31	$55,409	$52,211

Changes in assets under management are discussed below.

Premiums and deposits. For the three months of 2002, approximately 69% of premiums and deposits were from existing customers, and 31% were from sales to new customers and new plan sales to existing customers. For the three months of 2001, approximately 63% of premiums and deposits were from existing customers, and 37% were from sales to new customers and new plan sales to existing customers.

Fair value of assets. The decline in fair value of assets for the three months of 2002 was significantly lower than the same period last year. The 2002 decline is primarily attributable to fixed maturities due to higher long-term interest rates. The fair value of assets decreased for the three months of 2001 primarily due to market value depreciation of equity securities in separate accounts.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees	$198	$186
Net investment income	11	12
Other revenues	--	30

Segment revenues	209	228
Benefits and expenses	197	195

Income before taxes	12	33
Income taxes	4	12

Operating income	8	21
Gain on sale of partial
interest in Japanese life
insurance operation	--	8

Adjusted operating income	$8	$13

Adjusted Operating Income

Adjusted operating income declined for the three months of 2002 because the same period of last year includes CIGNA’s share in the earnings of the Japanese life insurance operation ($11 million after-tax) which was fully divested in the fourth quarter of 2001.

Excluding the gain on sale of the partial interest in the Japanese life insurance operation and excluding its operating results, adjusted operating income for the three months of 2001 was $2 million. On this basis, the increase in the first quarter of 2002 compared with the same period of last year reflects:

•	lower health care losses;
•	improved results for employee benefit products provided to expatriate employees at multinational companies; and
•	improved results in the life, accident and health operations primarily in Asia.

Premiums and Fees

Premiums and fees increased 6% for the three months of 2002 compared to the same period last year reflecting:

•	growth in the life, accident and health operations in Asia; and
•	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

Other Revenues

Other revenues for the three months of 2001 reflect CIGNA’s share in the earnings of the Japanese life insurance operation ($17 million pre-tax) and the gain ($12 million pre-tax) associated with the sale of a portion of CIGNA’s interest in this operation.

Japanese Life Insurance Operation

In 2001, CIGNA sold portions of its interest in its Japanese life insurance operation to Yasuda Fire & Marine Insurance Company Ltd. as follows:

Date of Sale	Portion of CIGNA Equity Ownership Interest Sold	Equity Ownership Interest Retained by CIGNA	Proceeds from Sale (in millions)	Gain on Sale, after-tax (in millions)

Jan. 2001	21%	40%	$83	$8
Nov. 2001	40%	--	$267	$27

As a result of the January 2001 sale, CIGNA stopped consolidating the assets, liabilities, revenues and expenses of this operation and, until the November 2001 sale, accounted for its remaining interest under the equity method of accounting.

International Expansion

CIGNA expects to pursue international growth through acquisitions, joint ventures and other investments. Such projects inevitably involve start-up costs that could result in initial losses for those operations.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2002	2001

Premiums and fees	$74	$88
Net investment income	122	128
Other revenues	43	52

Segment revenues	239	268
Benefits and expenses	209	239

Income before taxes	30	29
Income taxes	12	9

Operating income	$18	$20

Realized investment losses,
net of taxes	$(3)	$(5)

Other Operations consist of:

•	the deferred gains recognized from both the 1998 sale of the individual life insurance and annuity business and the 2000 sale of certain reinsurance operations;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	run-off reinsurance business;
•	settlement annuity business; and
•	certain investment management services initiatives.

Operating Income

The decline in operating income for the three months of 2002 compared with the same period last year is primarily due to lower earnings from the run-off reinsurance business.

Premiums and Fees

Premiums and fees decreased 16% for the three months of 2002 compared with the same period last year primarily due to lower premiums from leveraged corporate life insurance and the run-off reinsurance business.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the first quarter of 2002, revenues of $71 million and operating income of $12 million were from products affected by this legislation.

Unicover and London reinsurance. The run-off reinsurance operations include an approximate 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (also known as retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. Two of the retrocessionaires brought a separate arbitration in the United Kingdom asserting that CIGNA provided additional retrocessional coverage to them. In the first quarter of 2002, the arbitrators ruled that CIGNA had not provided retrocessional coverage.

CIGNA has also ceded other reinsurance business in the London market. Some retrocessionaires are disputing the validity of these reinsurance contracts with CIGNA. Arbitration over some of these disputes has commenced.

Some of the remaining arbitration matters are likely to be resolved in 2002. The outcomes of the remaining arbitration matters are uncertain. If some of the arbitration results are unfavorable, CIGNA could incur losses material to its consolidated results of operations. However, management does not expect the arbitration results to have a material adverse effect on CIGNA’s liquidity or financial condition.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2002	2001

Operating loss	$(24)	$(19)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The increased operating loss for the three months of 2002 is primarily due to lower net investment income on unallocated corporate investments, principally due to declining interest rates and lower invested assets resulting from share repurchase activity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Operating cash flows consist of operating income adjusted to reflect the timing of cash receipts and disbursements for premiums and fees, investment income, and benefits, losses and expenses.

Cash flows for the three months ended March 31 were as follows:

(In millions)	2002	2001

Operating activities	$348	$158
Investing activities	$(127)	$(251)
Financing activities	$(530)	$(60)

Cash and cash equivalents decreased $308 million in 2002 and $154 million in 2001. Amounts shown for cash flows from investing and financing activities are discussed below:

2002:

•	Cash used in investing activities primarily consisted of net investment purchases of $52 million and acquisitions of property and equipment totaling $71 million.
•	Cash used in financing activities consisted primarily of net withdrawals from contractholder deposit funds of $359 million and payments of dividends on and repurchases of common stock of $180 million.

2001:

•

Cash used in investing activities consisted of a decline in cash of $327 million resulting from the deconsolidation of the Japanese life insurance operation (as discussed in the International Life, Health and Employee Benefits section) and net investment purchases, partially offset by $83 million in proceeds from the sale of CIGNA's interest in the Japanese life insurance operation.

•

Cash used in financing activities consisted of payments of dividends on and repurchase of CIGNA's common stock ($418 million), partially offset by net issuance of debt ($231 million) as well as net deposits and interest credited to contractholder deposit funds ($108 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and the proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase.

Senior management and the Board of Directors, guided by regulatory requirements, determine the amount of capital resources that CIGNA maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

CIGNA’s financial strength provides the capacity and flexibility to raise funds in the capital markets. CIGNA issued the following debt securities in 2001:

•	$250 million of 7% notes due in 2011, issued in January; and
•	$250 million of 6.375% notes due in 2011, issued in October.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In March 2002, CIGNA entered into a syndicated bank letter of credit agreement of $650 million in support of an internal reinsurance arrangement associated with obligations of a subsidiary.

As of March 31, 2002, and December 31, 2001, CIGNA had available $255 million in committed lines of credit. These lines are provided by U.S. banks and have terms ranging from one to three years.

CIGNA’s long-term debt outstanding as of March 31, 2002, was $1.5 billion compared to $1.6 billion as of December 31, 2001. CIGNA’s short-term debt was $151 million as of March 31, 2002, an increase of $101 million from December 31, 2001.

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed 102% to 133% of benefit obligations. If employers do not maintain these levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. Benefit obligations under these arrangements were $2.8 billion as of March 31, 2002, and $2.4 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of March 31, 2002, and December 31, 2001.

•

Under arrangements with certain retirement plan sponsors, CIGNA guarantees that plan participants will receive the value of their accounts if they withdraw their balances. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements were $2.2 billion as of March 31, 2002, and $1.8 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of March 31, 2002, and December 31, 2001.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $324 million as of March 31, 2002, and $334 million as of December 31, 2001. CIGNA had additional liabilities of $14 million for this guarantee as of March 31, 2002, and December 31, 2001.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA guaranteed $42 million of industrial revenue bond issues as of March 31, 2002, and December 31, 2001, which will mature in 2007. If the issuers default, CIGNA will be required to make periodic payments based on the original terms of the bonds.

Stock repurchase activity for the three months ended March 31 was as follows:

(In millions, except per share amounts)	2002	2001

Shares repurchased	1.4	3.5
Cost of shares repurchased	$131	$381
Average price per share	$95.05	$109.91

From April 1, 2002 through May 1, 2002, CIGNA repurchased an additional 325,100 shares for $34 million. The total remaining share repurchase authorization as of May 1, 2002, was $250 million.

INVESTMENT ASSETS

Information regarding investment assets held by CIGNA is presented below. CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 6, 7 and 8 to the Financial Statements in CIGNA’s 2001 Annual Report to Shareholders and Form 10-K.

(In millions)	March 31, 2002	December 31, 2001

Fixed maturities	$23,503	$23,401
Equity securities	367	404
Mortgage loans	9,682	9,920
Policy loans	2,661	2,774
Real estate	407	432
Other long-term investments	1,170	1,193
Short-term investments	66	137

Total investment assets	$37,856	$38,261

A significant portion of CIGNA’s investment assets is attributable to experience-rated policyholder contracts. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	March 31, 2002	December 31, 2001

Fixed maturities	45%	45%
Mortgage loans	55%	56%
Real estate	55%	55%
Other long-term investments	52%	53%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and redeemable preferred stocks. CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

CIGNA’s investment in collateralized debt obligations, which are secured by pools of corporate debt obligations, as of March 31, 2002, was $306 million compared to $321 million as of December 31, 2001, excluding policyholder share. During the first quarter of 2002, CIGNA recorded pre-tax losses of $15 million ($10 million after-tax) as a result of an increased level of defaults in the underlying pools of corporate debt obligations, reflecting economic conditions.

Problem and Potential Problem Investments

“Problem” bonds and mortgage loans are delinquent or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.” CIGNA also considers mortgage loans to be potential problems if the borrower has requested restructuring, or principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	March 31, 2002	December 31, 2001

Problem bonds	$284	$224
Potential problem bonds	$114	$137
Problem mortgage loans	$104	$111
Potential problem mortgage loans	$118	$78
Foreclosed real estate held and used	$107	$110
Foreclosed real estate held for sale	$107	$123

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts was as follows:

	Three Months Ended March 31,
(In millions)	2002	2001

CIGNA	$47	$34
Policyholder contracts	$40	$16

CIGNA’s portion of these losses is a component of realized investment losses, which are discussed on page 17.

Non-accruals (“problem” investments) resulted in lower net income of $4 million after-tax in the three months ended March 31, 2002 and $2 million after-tax in the three months ended March 31, 2001, compared to amounts that would have been recorded if interest on non-accrual investments had been recognized in accordance with the original terms of these investments.

The weakened economy is likely to cause additional investment losses. These losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on CIGNA’s liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK OF FINANCIAL INSTRUMENTS

CIGNA's assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest-rate risk, foreign currency exchange rate risk, and equity price risk. There have been no material changes in market risk exposures since December 31, 2001.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. These statements may contain information about financial prospects, economic conditions, trends and known uncertainties. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA's health care operations, including increased use and costs of medical services;
2.

increased medical, administrative, technology or other costs resulting from legislative, regulatory and litigation challenges to, and new regulatory requirements imposed on, CIGNA's health care business (see Health care regulation on page 15 for more information);

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

The U.S. Attorney’s Office for the Eastern District of Pennsylvania is investigating compliance with federal health care laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA is responding to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations. CIGNA is cooperating with this investigation.

CIGNA described ACE Limited v. CIGNA Corporation and CIGNA Holdings, Inc. in its Form 10-K for the fiscal year ended December 31, 2001. Binding arbitration on a portion of the case is scheduled to begin in May 2002. The trial date for the remainder of the case is in June 2003.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended March 31, 2002, and between such date and the filing of this Form 10-Q, CIGNA filed the following reports on Form 8-K:

•	dated May 2, 2002, Item 5 - containing a news release regarding its first quarter 2002 results.

•	dated March 11, 2002, Item 9 - containing a Regulation FD disclosure.

•	dated March 4, 2002, Item 9 - containing a Regulation FD disclosure.

•	dated February 8, 2002, Item 5 - containing a news release regarding its fourth quarter and full year 2001 results.

•	dated January 9, 2002, Item 5 - containing a news release regarding the realignment of service operations and a fourth quarter 2001 restructuring charge.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/ James A. Sears
James A. Sears
Vice President and
Chief Accounting Officer

Date: May 2, 2002

Exhibit Index

Number	Description	Method of Filing

10	CIGNA Executive Incentive Plan (as Amended and Restated January 1, 2002)	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith