Form 10-Q
period 2002-06-30
CIGNA CORP
filed 2002-08-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                                                      Yes  x   No

As of June 30, 2002, 140,130,070 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

REVENUES
Premiums and fees	$4,135	$3,754	$8,135	$7,553
Net investment income	700	708	1,390	1,424
Other revenues	240	251	465	476
Realized investment losses	(104)	(50)	(192)	(58)

Total revenues	4,971	4,663	9,798	9,395

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,344	3,020	6,534	6,110
Policy acquisition expenses	49	59	103	119
Other operating expenses	1,253	1,199	2,505	2,361

Total benefits, losses and expenses	4,646	4,278	9,142	8,590

INCOME BEFORE INCOME TAXES	325	385	656	805

Income taxes (benefits):
Current	111	153	269	248
Deferred	-	(20)	(45)	29

Total taxes	111	133	224	277

NET INCOME	$214	$252	$432	$528

NET INCOME EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$214	$264	$432	$552

EARNINGS PER SHARE - BASIC
NET INCOME	$1.52	$1.69	$3.06	$3.51

NET INCOME EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$1.52	$1.77	$3.06	$3.67

EARNINGS PER SHARE - DILUTED
NET INCOME	$1.50	$1.66	$3.02	$3.45

NET INCOME EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$1.50	$1.74	$3.02	$3.61

DIVIDENDS DECLARED PER SHARE	$0.33	$0.32	$0.66	$0.64

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of June 30, 2002		As of December 31, 2001

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $23,080; $22,672)		$24,012		$23,401
Equity securities, at fair value (cost, $270; $310)		336		404
Mortgage loans		9,602		9,920
Policy loans		2,505		2,774
Real estate		338		432
Other long-term investments		1,075		1,193
Short-term investments		42		137

Total investments		37,910		38,261
Cash and cash equivalents		1,288		1,933
Accrued investment income		570		522
Premiums, accounts and notes receivable		3,137		2,832
Reinsurance recoverables		7,015		6,983
Deferred policy acquisition costs		484		448
Property and equipment		1,111		1,077
Deferred income taxes		1,053		1,033
Goodwill		1,652		1,652
Other assets, including other intangibles		645		585
Separate account assets		34,377		36,263

Total assets		$89,242		$91,589

LIABILITIES
Contractholder deposit funds		$28,342		$28,961
Unpaid claims and claim expenses		4,254		3,978
Future policy benefits		10,525		10,523
Unearned premiums		213		246

Total insurance and contractholder liabilities		43,334		43,708
Accounts payable, accrued expenses and other liabilities		4,692		4,886
Short-term debt		132		50
Long-term debt		1,500		1,627
Separate account liabilities		34,377		36,263

Total liabilities		84,035		86,534

CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 273; 271)		68		68
Additional paid-in capital		3,201		3,093
Net unrealized appreciation, fixed maturities	$258		$189
Net unrealized appreciation, equity securities	28		50
Net unrealized appreciation, derivatives	6		10
Net translation of foreign currencies	(34)		(26)
Minimum pension liability adjustment	(76)		(76)

Accumulated other comprehensive income		182		147
Retained earnings		10,221		9,882
Less treasury stock, at cost		(8,465)		(8,135)

Total shareholders' equity		5,207		5,055

Total liabilities and shareholders' equity		$89,242		$91,589

SHAREHOLDERS' EQUITY PER SHARE		$37.23		$35.71

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
  SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended June 30,	2002		2001

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$68		$68

Additional paid-in capital, April 1		3,157		3,073
Issuance of common stock for employee benefits plans		44		7

Additional paid-in capital, June 30		3,201		3,080

Accumulated other comprehensive income, April 1		61		250
Net unrealized appreciation (depreciation), fixed maturities	$158	158	$(97)	(97)
Net unrealized appreciation (depreciation), equity securities	(36)	(36)	12	12

Net unrealized appreciation (depreciation) on securities	122		(85)
Net unrealized depreciation, derivatives	(1)	(1)	-	-
Net translation of foreign currencies	-	-	(8)	(8)

Other comprehensive income (loss)	121		(93)

Accumulated other comprehensive income, June 30		182		157

Retained earnings, April 1		10,053		9,309
Net income	214	214	252	252
Common dividends declared		(46)		(48)

Retained earnings, June 30		10,221		9,513

Treasury stock, April 1		(8,297)		(7,375)
Repurchase of common stock		(167)		(160)
Other treasury stock transactions, net		(1)		(2)

Treasury stock, June 30		(8,465)		(7,537)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$335	$5,207	$159	$5,281

Six Months Ended June 30,

Common stock, January 1		$68		$67
Issuance of common stock for employee benefits plans		-		1

Common stock, June 30		68		68

Additional paid-in capital, January 1		3,093		2,966
Issuance of common stock for employee benefits plans		108		114

Additional paid-in capital, June 30		3,201		3,080

Accumulated other comprehensive income, January 1		147		221
Net unrealized appreciation, fixed maturities	$69	69	$21	21
Net unrealized depreciation, equity securities	(22)	(22)	(66)	(66)

Net unrealized appreciation (depreciation) on securities	47		(45)
Net unrealized appreciation (depreciation), derivatives	(4)	(4)	9	9
Net translation of foreign currencies	(8)	(8)	(28)	(28)

Other comprehensive income (loss)	35		(64)

Accumulated other comprehensive income, June 30		182		157

Retained earnings, January 1		9,882		9,081
Net income	432	432	528	528
Common dividends declared		(93)		(96)

Retained earnings, June 30		10,221		9,513

Treasury stock, January 1		(8,135)		(6,922)
Repurchase of common stock		(298)		(541)
Other treasury stock transactions, net		(32)		(74)

Treasury stock, June 30		(8,465)		(7,537)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$467	$5,207	$464	$5,281

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$432	$528
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Insurance liabilities	294	(176)
Reinsurance recoverables	(68)	(26)
Deferred policy acquisition costs	(31)	(24)
Premiums, accounts and notes receivable	(338)	(19)
Accounts payable, accrued expenses and other liabilities	(239)	65
Deferred income taxes	(45)	29
Realized investment losses	192	58
Depreciation and amortization	103	115
Gains on sales of businesses	(40)	(98)
Other, net	(133)	(112)

Net cash provided by operating activities	127	340

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,932	1,921
Equity securities	84	182
Mortgage loans	332	439
Other (primarily short-term investments)	1,525	1,517
Investment maturities and repayments:
Fixed maturities	997	1,078
Mortgage loans	284	288
Investments purchased:
Fixed maturities	(3,386)	(3,923)
Equity securities	(105)	(177)
Mortgage loans	(305)	(525)
Other (primarily short-term investments)	(1,333)	(1,576)
Proceeds on sale of business	-	83
Deconsolidation of Japanese life insurance operation	-	(327)
Other, net	(173)	(167)

Net cash used in investing activities	(148)	(1,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	3,766	4,365
Withdrawals and benefit payments from contractholder deposit funds	(4,015)	(3,657)
Issuance of long-term debt	-	247
Repayment of long-term debt	(45)	(22)
Repurchase of common stock	(298)	(542)
Issuance of common stock	59	23
Common dividends paid	(92)	(96)

Net cash provided by (used in) financing activities	(625)	318

Effect of foreign currency rate changes on cash and cash equivalents	1	(3)

Net decrease in cash and cash equivalents	(645)	(532)
Cash and cash equivalents, beginning of period	1,933	2,206

Cash and cash equivalents, end of period	$1,288	$1,674

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$334	$91
Interest paid	$61	$51

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

For comparative purposes, the following table adjusts net income and basic and diluted earnings per share for the second quarter and six months ended June 30, 2001, as if goodwill amortization had ceased at the beginning of 2001. Goodwill amortization is attributable to the Employee Health Care, Life and Disability Benefits segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2002	2001	2002	2001

Reported net income	$214	$252	$432	$528
Adjustment for goodwill
amortization, after-tax	--	12	--	24

Adjusted net income	$214	$264	$432	$552

Reported basic earnings per share	$1.52	$1.69	$3.06	$3.51
Adjustment for goodwill
amortization, after-tax	--	0.08	--	0.16

Adjusted basic earnings per share	$1.52	$1.77	$3.06	$3.67

Reported diluted earnings per share	$1.50	$1.66	$3.02	$3.45
Adjustment for goodwill
amortization, after-tax	--	0.08	--	0.16

Adjusted diluted earnings per share	$1.50	$1.74	$3.02	$3.61

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

Under the new standard, beginning on January 1, 2002, CIGNA accounts for real estate as follows:

•

Real estate "held and used" is expected to be held longer than one year and will include real estate when acquired through the foreclosure of mortgage loans. CIGNA carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset.

•

Real estate is "held for sale" when a buyer's investigation is completed, a deposit has been received and the sale is expected to be completed within the next year. Real estate held for sale is carried at the lower of carrying value or current fair value, less estimated costs to sell, and is not depreciated. Valuation reserves reflect any changes in fair value.

•	Real estate acquired through the foreclosure of mortgage loans prior to implementation of SFAS No. 144 is classified as "held for sale" if it is expected to be sold within 2002.
•	CIGNA uses several methods to determine the fair value of real estate, but relies primarily on discounted cash flow analyses and, in some cases, third party appraisals.

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

At implementation, SFAS No. 133 had an immaterial effect on CIGNA’s consolidated financial statements. The effects of derivatives were not material to CIGNA’s consolidated results of operations, liquidity or financial condition for the second quarter or six months ended June 30, 2002 or 2001.

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

Sale of Lovelace Health Systems. In July 2002, CIGNA entered into an agreement to sell the operations of Lovelace Health Systems, Inc., an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan, for cash proceeds of approximately $235 million. Sale proceeds will be adjusted by changes in net assets through the closing for results of operations. The sale, which is subject to regulatory approval and other conditions to closing, is expected to be completed before December 31, 2002. The determination of the gain on sale will be affected by transaction costs and other adjustments.

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

In the second quarter of 2002 and in the second, third and fourth quarters of 2001, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $2 million after-tax of the deferred gain in the second quarter and six months of 2002 and $22 million after-tax in the second quarter and six months of 2001. Excluding the accelerated gain recognition, CIGNA recognized in Other Operations $3 million after-tax of the deferred gain in the second quarter of 2001 and $6 million after-tax in the six months of 2001, compared with less than $1 million in the second quarter and six months of 2002. The remaining deferred gain as of June 30, 2002, was approximately $1 million after-tax.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business. See Note 8 for further discussion related to the run-off reinsurance operations.

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

The severance charge reflected the expected reduction of approximately 3,100 employees. As a result of the consolidation of health service centers, CIGNA expects to hire approximately 1,100 employees, thereby resulting in a net reduction of approximately 2,000 employees under this program. As of June 30, 2002, 1,301 employees had been terminated under the program (662 employees were terminated in the second quarter of 2002). The real estate charges consisted of $37 million pre-tax related to vacating leased facilities, which are cash obligations pertaining to non-cancelable lease obligations and lease termination penalties. The charge also included $11 million pre-tax of non-cash asset write-downs. As of June 30, 2002, CIGNA paid $23 million related to severance and vacating leased facilities under this program ($8 million was paid in the second quarter of 2002).

CIGNA expects this restructuring program to be substantially completed during 2002. The table below indicates CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Total

Balance as of
December 31, 2001	2,664	$43	$36	$79
First quarter 2002 activity:
Employees	(203)	(7)		(7)
Lease costs			(2)	(2)

Balance as of March 31, 2002	2,461	36	34	70
Second quarter 2002 activity:
Employees	(662)	(7)		(7)
Lease costs			(1)	(1)

Balance as of June 30, 2002	1,799	$29	$33	$62

NOTE 5 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Fixed maturities	$(65)	$(38)	$(121)	$(93)
Equity securities	(1)	1	(26)	52
Mortgage loans	(5)	--	(9)	--
Real estate	(29)	(7)	(37)	(10)
Other	(4)	(6)	1	(7)

	(104)	(50)	(192)	(58)
Less income tax benefits	(37)	(18)	(68)	(22)

Net realized investment
losses	$(67)	$(32)	$(124)	$(36)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Proceeds from sales	$1,431	$1,343	$2,016	$2,103
Gross gains on sales	$33	$27	$59	$103
Gross losses on sales	$(84)	$(23)	$(153)	$(59)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended June 30,

2002

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$125	$(45)	$80
Losses realized on securities	66	(24)	42

Net unrealized appreciation, securities	$191	$(69)	$122

Net unrealized depreciation,
derivatives	$(2)	$1	$(1)

2001

Net unrealized depreciation,
securities:
Unrealized depreciation on securities held	$(167)	$58	$(109)
Losses realized on securities	37	(13)	24

Net unrealized depreciation, securities	$(130)	$45	$(85)

Net translation of foreign currencies	$(13)	$5	$(8)

Six Months Ended June 30,

2002

Net unrealized appreciation,
securities:
Unrealized depreciation on securities held	$(72)	$25	$(47)
Losses realized on securities	147	(53)	94

Net unrealized appreciation, securities	$75	$(28)	$47

Net unrealized depreciation,
derivatives	$(6)	$2	$(4)

Net translation of foreign currencies	$(11)	$3	$(8)

2001

Net unrealized depreciation,
securities:
Unrealized depreciation on securities held	$(69)	$22	$(47)
Losses realized on securities	41	(15)	26
Gains realized on sale of business	(31)	11	(20)
Reclassification to establish separate
caption for derivatives	(6)	2	(4)

Net unrealized depreciation, securities	$(65)	$20	$(45)

Net unrealized appreciation,
derivatives:
Reclassification to establish separate
caption for derivatives	$6	$(2)	$4
Unrealized appreciation on derivatives held	8	(3)	5

Net unrealized appreciation, derivatives	$14	$(5)	$9

Net translation of foreign
currencies:
Net translation on foreign currencies held	$(49)	$17	$(32)
Foreign currency translation gains realized
on sale of business	6	(2)	4

Net translation of foreign currencies	$(43)	$15	$(28)

NOTE 7 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended June 30,

2002

Net income	$214	$--	$214

Shares (in thousands):
Weighted average	140,881	--	140,881
Options and restricted stock grants		2,177	2,177

Total shares	140,881	2,177	143,058

Earnings per share	$1.52	$(0.02)	$1.50

2001

Net income	$252	$--	$252

Shares (in thousands):
Weighted average	149,450	--	149,450
Options and restricted stock grants		2,147	2,147

Total shares	149,450	2,147	151,597

Earnings per share	$1.69	$(0.03)	$1.66

Earnings per share adjusted to
exclude goodwill amortization
in 2001 (Note 2)	$1.77	$(0.03)	$1.74

Six Months Ended June 30,

2002

Net income	$432	$--	$432

Shares (in thousands):
Weighted average	141,215	--	141,215
Options and restricted stock grants		1,955	1,955

Total shares	141,215	1,955	143,170

Earnings per share	$3.06	$(0.04)	$3.02

2001

Net income	$528	$--	$528

Shares (in thousands):
Weighted average	150,621	--	150,621
Options and restricted stock grants		2,632	2,632

Total shares	150,621	2,632	153,253

Earnings per share	$3.51	$(0.06)	$3.45

Earnings per share adjusted to
exclude goodwill amortization
in 2001 (Note 2)	$3.67	$(0.06)	$3.61

Common shares held as Treasury shares were 132,711,298 as of June 30, 2002, and 122,514,161 as of June 30, 2001.

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

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.6 billion at June 30, 2002, and December 31, 2001, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

Unicover and London reinsurance. The run-off reinsurance operations, which are reported in Other Operations, include an approximate 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes have arisen regarding this reinsurance (also known as retrocessional) coverage. The retrocessionaires have commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages.

The run-off reinsurance operations also include reinsurance contracts assumed by CIGNA in the London market. CIGNA also obtained reinsurance in the London market for a significant portion of the claims under these contracts. Some of these London market retrocessionaires are disputing the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

Certain of the London matters were resolved during the second quarter of 2002, and the Unicover arbitration is likely to be completed in the third quarter of 2002. CIGNA has undertaken a review of exposures for the run-off reinsurance operations, including an assessment of the Unicover and London reinsurance retrocessional disputes noted above. CIGNA expects to complete this review during 2002.

These matters could result in losses material to CIGNA’s consolidated results of operations. However, management does not expect them to have a material adverse effect on CIGNA’s liquidity or financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees
Individual life
insurance and annuity
business sold	$87	$92	$172	$182
Other	64	117	133	180

Total	$151	$209	$305	$362

Reinsurance recoveries
Individual life
insurance and annuity
business sold	$142	$57	$160	$100
Other	50	45	202	108

Total	$192	$102	$362	$208

NOTE 9 – SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results).

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees and other revenues
Employee Health Care,
Life and Disability
Benefits	$3,997	$3,575	$7,837	$7,170
Employee Retirement
Benefits and Investment
Services	90	70	176	161
International Life, Health
and Employee Benefits	206	207	404	423
Other Operations	98	168	215	308
Corporate	(16)	(15)	(32)	(33)

Total	$4,375	$4,005	$8,600	$8,029

Net income (loss)
Operating income (loss):
Employee Health Care,
Life and Disability
Benefits	$228	$204	$444	$402
Employee Retirement
Benefits and Investment
Services	57	53	114	113
International Life, Health
and Employee Benefits	8	10	16	31
Other Operations	16	38	34	58
Corporate	(28)	(21)	(52)	(40)

Total operating income	281	284	556	564
Realized investment
losses, net of taxes	(67)	(32)	(124)	(36)

Net income	$214	$252	$432	$528

Net income adjusted to
exclude goodwill
amortization in 2001
(Note 2)	$214	$264	$432	$552

As discussed in Note 2, CIGNA ceased goodwill amortization as of January 1, 2002, pursuant to SFAS No. 142. Goodwill amortization was $12 million after-tax for the second quarter of 2001 and $24 million after-tax for the six months ended June 30, 2001, and was attributable to the Employee Health Care, Life and Disability Benefits segment.

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed 102% to 133% of benefit obligations. If employers do not maintain these levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. Benefit obligations under these arrangements were $2.8 billion as of June 30, 2002, and $2.4 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of June 30, 2002, or December 31, 2001.

•

Under arrangements with certain retirement plan sponsors, CIGNA guarantees that plan participants will receive the value of their accounts if they withdraw their balances. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements were $2.3 billion as of June 30, 2002, and $1.8 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of June 30, 2002, or December 31, 2001.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $324 million as of June 30, 2002, and $334 million as of December 31, 2001. CIGNA had additional liabilities of $14 million for this guarantee as of June 30, 2002, and December 31, 2001.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA guaranteed $42 million of industrial revenue bond issues as of June 30, 2002, and December 31, 2001, which will mature in 2007. If the issuers default, CIGNA will be required to make periodic payments based on the original terms of the bonds. Unlike many debt obligations, an event of default under these bonds will not cause the scheduled principal payments to be due immediately.

Specialty life reinsurance contracts. The run-off reinsurance operations include specialty life reinsurance contracts that guarantee certain minimum death benefits based on unfavorable changes in variable annuity account values. Liabilities for this business are estimated using actuarial assumptions as to premiums, future investment yield, mortality, withdrawals, equity market returns and the volatility of the underlying equity and bond mutual fund investments. These assumptions are based on CIGNA’s experience, actuarial tables and historical market experience adjusted to reflect both short-term and long-term future expectations. As previously disclosed, significant and sustained stock market declines could trigger increased payments under these contracts. If the stock market were to remain at or fall below current levels for a sustained period, CIGNA would be required to increase reserves for these contracts in amounts that would be material to CIGNA’s consolidated results of operations and could be material to its financial condition. These amounts are not expected to be material to CIGNA’s liquidity.

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

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the second quarter and six months of 2002, revenues of $53 million and $124 million, and operating income of $2 million and $14 million were from products affected by this legislation.

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

CIGNA is involved in arbitration proceedings related to reinsurance (retrocessional) coverage of a workers’ compensation reinsurance pool. A ruling is likely in the third quarter of 2002. CIGNA is also involved in disputes and arbitrations for reinsurance business ceded in the London market. See also Note 8 for further discussion.

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

The Department of Justice and Office of Inspector General are investigating Medicare cost reporting practices of a subsidiary of CIGNA, Lovelace Health Systems, Inc., for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to Lovelace by the Centers for Medicare and Medicaid Services for Medicare-covered services Lovelace provides to eligible individuals.

In addition, CIGNA is routinely involved in numerous lawsuits and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of these claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened, including the reinsurance arbitration proceedings noted above and discussed in Note 8, could result in losses material to CIGNA’s consolidated results of operations, although CIGNA does not expect losses material to its liquidity or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA will make certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2002”). Actual results may differ from CIGNA’s predictions. CIGNA’s discussion of risk factors that could cause results to differ is summarized in the Cautionary Statement at page 29.

The following discussion addresses the financial condition of CIGNA as of June 30, 2002, compared with December 31, 2001, and its results of operations for the second quarter and six months ended June 30, 2002, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2001 Annual Report to Shareholders, to which the reader is directed for additional information.

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

Sale of Lovelace Health Systems. In July 2002, CIGNA entered into an agreement to sell the operations of Lovelace Health Systems, Inc., an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan, for cash proceeds of approximately $235 million. Sale proceeds will be adjusted by changes in net assets through the closing for results of operations. The sale, which is subject to regulatory approval and other conditions to closing, is expected to be completed before December 31, 2002. The determination of the gain on sale will be affected by transaction costs and other adjustments.

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

In the second quarter of 2002 and in the second, third and fourth quarters of 2001, the acquirer entered into agreements with the reinsured parties,

relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $2 million after-tax of the deferred gain in the second quarter and six months of 2002 and $22 million after-tax in the second quarter and six months of 2001. Excluding the accelerated gain recognition, CIGNA also recognized in Other Operations $3 million after-tax of the deferred gain in the second quarter of 2001 and $6 million after-tax in the six months of 2001, compared with less than $1 million in the second quarter and six months of 2002. The remaining deferred gain as of June 30, 2002, was approximately $1 million after-tax.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business. See pages 23 and 24 for further discussion related to the run-off reinsurance operations.

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

The severance charge reflected the expected reduction of approximately 3,100 employees. As a result of the consolidation of health service centers, CIGNA expects to hire approximately 1,100 employees, thereby resulting in a net reduction of approximately 2,000 employees under this program. As of June 30, 2002, 1,301 employees had been terminated under the program (662 employees were terminated in the second quarter of 2002). The real estate charges consisted of $37 million pre-tax related to vacating leased facilities, which are cash obligations pertaining to non-cancelable lease obligations and lease termination penalties. The charge also included $11 million pre-tax of non-cash asset write-downs. As of June 30, 2002, CIGNA paid $23 million related to severance and vacating leased facilities under this program ($8 million was paid in the second quarter of 2002).

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

The table below indicates CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Total

Balance as of
December 31, 2001	2,664	$43	$36	$79
First quarter 2002 activity:
Employees	(203)	(7)		(7)
Lease costs			(2)	(2)

Balance as of March 31, 2002	2,461	36	34	70
Second quarter 2002 activity:
Employees	(662)	(7)		(7)
Lease costs			(1)	(1)

Balance as of June 30, 2002	1,799	$29	$33	$62

Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make judgments, assumptions and estimates that affect amounts reported in the financial statements. The accounting policies considered most significant by management include CIGNA’s accounting policies pertaining to its investments, reinsurance recoverables, unpaid claims and claim expenses, and future policy benefits. These accounting policies inherently require estimation and actual results could differ from those estimates. Also, changes in CIGNA’s financial and operating environment could influence the accounting estimates that support CIGNA’s financial statements. For a description of CIGNA’s significant accounting policies, see Management’s Discussion and Analysis and Note 2 to the Financial Statements in CIGNA’s 2001 Annual Report to Shareholders. With the exception of potential losses associated with specialty life reinsurance contracts (see page 24), CIGNA does not expect that changes in the estimates determined under these policies would have a material effect on CIGNA’s consolidated financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

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

CIGNA is involved in arbitration proceedings related to reinsurance (retrocessional) coverage of a workers’ compensation reinsurance pool. A ruling is likely in the third quarter of 2002. CIGNA is also involved in disputes and arbitrations for reinsurance business ceded in the London market. See also pages 23 and 24 for further discussion.

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

The Department of Justice and Office of Inspector General are investigating Medicare cost reporting practices of a subsidiary of CIGNA, Lovelace Health Systems, Inc., for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to Lovelace by the Centers for Medicare and Medicaid Services for Medicare-covered services Lovelace provides to eligible individuals.

In addition, CIGNA is routinely involved in numerous lawsuits and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened, including the reinsurance arbitration proceedings noted above and discussed on pages 23 and 24, could result in losses material to CIGNA’s consolidated results of operations, although CIGNA does not expect losses material to its liquidity or financial condition.

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Notes 8 and 10 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$4,135	$3,754	$8,135	$7,553
Net investment income	700	708	1,390	1,424
Other revenues	240	251	465	476
Realized investment losses	(104)	(50)	(192)	(58)

Total revenues	4,971	4,663	9,798	9,395
Benefits and expenses	4,646	4,278	9,142	8,590

Income before taxes	325	385	656	805
Income taxes	111	133	224	277

Net income	214	252	432	528
Less realized investment
losses, net of taxes	(67)	(32)	(124)	(36)

Operating income	$281	$284	$556	$564

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

The following table presents operating income, as defined above, adjusted for certain nonrecurring items. These nonrecurring items are attributable to special circumstances not associated with normal operations and are identified in the table below. Management believes that results excluding these items, defined as adjusted operating income, represent an appropriate basis to assess the results of operations of CIGNA’s businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Operating income	$281	$284	$556	$564
Accelerated recognition of
deferred gain on sale of life
reinsurance business
(page 14)	(2)	(22)	(2)	(22)
Gain on sale of partial
interest in Japanese life
insurance operation (page 22)	--	--	--	(8)

Adjusted operating income	279	262	554	534
Adjustment to exclude
goodwill amortization in
2001	--	12	--	24

Adjusted operating income
excluding goodwill
amortization	$279	$274	$554	$558

As discussed in Note 2 to the Financial Statements, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and ceased goodwill amortization as of January 1, 2002. For comparative purposes, throughout this discussion CIGNA presents “operating income excluding goodwill amortization,” which adjusts 2001 operating income to exclude goodwill amortization.

Adjusted operating income excluding goodwill amortization increased 2% for the second quarter and decreased 1% for the six months of 2002. The second quarter increase was primarily attributable to increased earnings in the Employee Health Care, Life and Disability Benefits segment, partially offset by increased losses in Corporate. In addition to these factors, the decline in adjusted operating income for the six months of 2002 reflected lower earnings in the International Life, Health and Employee Benefits segment (because CIGNA sold its interest in the Japanese life insurance operation in 2001).

Realized Investment Losses

The increase in realized investment losses for the second quarter of 2002 compared to the same period last year was primarily due to the following:

•	losses on sales of fixed maturities (compared to gains in the prior year);
•	higher impairments on real estate investments; and
•	higher impairments on fixed maturities, including Argentine investments.

These losses were partially offset by lower impairments on collateralized debt obligations.

The increase in realized investment losses for the six months of 2002 compared to the same period last year primarily reflects:

•	losses on sales of equity securities (compared to gains in the prior year);
•	higher losses on sales of fixed maturities; and
•	higher impairments on real estate investments.

These losses were partially offset by lower impairments on investments in collateralized debt obligations. Further information regarding collateralized debt obligations is presented on page 27.

The weakness in certain sectors of the economy is likely to cause additional investment losses. Refer to “Investment Assets” on page 27 for further information.

Recent Stock Market Declines

The performance of equity markets can have a significant effect on CIGNA’s businesses and recent declines in equity markets, if sustained, will have an adverse effect on CIGNA. For example, the run-off reinsurance operations include specialty life reinsurance contracts that guarantee certain minimum death benefits based on unfavorable changes in variable annuity account values (see page 24 for further discussion). In addition, assets under management are a determinant of earnings for the retirement business, and a reduction in asset values reduces asset-based fees (see page 21). Equity securities also comprise a key portion of the assets of CIGNA’s pension plans. The reduced value of pension plan assets, as well as any reduction in expected future asset returns, would result in increased pension expenses in future periods.

Outlook for 2002

Subject to the factors noted in the Cautionary Statement on page 29, management expects full year adjusted operating income to improve slightly in 2002 compared to 2001 adjusted operating income of $1.1 billion. Adjusted operating income in 2002 and 2001 excludes the following items:

•	gains on the sale of businesses;
•	potential losses associated with review of exposures of the run-off reinsurance operations, including Unicover and London reinsurance retrocessional disputes (pages 23 and 24);
•	potential losses associated with specialty life reinsurance contracts (page 24);
•	nonrecurring items presented on page 17 of CIGNA's 2001 Annual Report to Shareholders; and
•	goodwill amortization in 2001.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$3,789	$3,407	$7,431	$6,841
Net investment income	148	148	290	305
Other revenues	208	168	406	329

Segment revenues	4,145	3,723	8,127	7,475
Benefits and expenses	3,798	3,407	7,449	6,854

Income before taxes	347	316	678	621
Income taxes	119	112	234	219

Operating income	228	204	444	402
Adjustment to exclude
goodwill amortization
in 2001	--	12	--	24

Operating income
excluding goodwill
amortization	$228	$216	$444	$426

Realized investment
losses, net of taxes	$(31)	$(15)	$(63)	$(5)

Operating Income

Operating income (excluding goodwill amortization in 2001) increased 6% for the second quarter and 4% for the six months of 2002 compared with the same periods last year.

CIGNA further separates this segment into Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations such as managed behavioral health, medical cost and utilization management, managed dental, managed pharmacy programs, pharmaceutical fulfillment services and vision services. Indemnity includes medical and dental indemnity, and group disability, life and accident insurance operations.

Operating income excluding goodwill amortization in 2001 for the HMO and Indemnity operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

HMO operations	$128	$118	$249	$243
Indemnity operations	100	98	195	183

Total	$228	$216	$444	$426

HMO results, excluding goodwill amortization in 2001, increased 8% for the second quarter and 2% for the six months of 2002 due to:

•	improved results in the specialty health care operations primarily due to business growth; and
•	increased earnings in the guaranteed cost HMO business reflecting rate increases.

These increases were partially offset by lower earnings in HMO alternative funding programs resulting from higher operating expenses for customer service initiatives, and lower Medicare earnings.

Indemnity results, excluding goodwill amortization in 2001, increased 2% for the second quarter and 7% for the six months of 2002 due to improved results in the long-term disability business, primarily due to higher rates and improved claim execution. This increase was partially offset by lower earnings for the experience-rated health care business, primarily associated with losses on new business and, for the six months, lower earnings in the group life insurance business due to unfavorable mortality experience.

Premiums and Fees

Premiums and fees increased 11% for the second quarter and 9% for the six months of 2002 primarily due to rate increases.

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

Premiums and fees associated with alternative funding programs were $790 million for the second quarter and $1.6 billion for the six months of 2002 compared to $676 million for the second quarter and $1.4 billion for the six months of 2001. These amounts are included in the table below.

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

Adjusted premiums and fees for the Employee Health Care, Life and Disability Benefits segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$3,789	$3,407	$7,431	$6,841
Premium equivalents	5,439	5,030	10,919	9,962

Adjusted premiums
and fees	$9,228	$8,437	$18,350	$16,803

The increases in premium equivalents are primarily due to higher medical costs in HMO and indemnity alternative funding programs that, in turn, increase the amount of paid claims.

Net Investment Income

Net investment income remained the same for the second quarter and decreased 5% for the six months of 2002 primarily resulting from lower yields.

Other Revenues

Other revenues increased 24% for the second quarter and 23% for the six months of 2002 primarily due to business growth in the specialty health care operations (predominantly in pharmaceutical fulfillment services).

Medical Membership

As of June 30, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2002	2001

HMO	7.0	6.9
Indemnity (estimated)	7.2	7.4

The growth in HMO medical membership is primarily due to HMO alternative funding programs, partially offset by declines in guaranteed cost HMO program membership.

The declines in Indemnity medical membership are primarily due to cancellations in traditional indemnity programs.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$90	$70	$176	$161
Net investment income	425	422	839	830

Segment revenues	515	492	1,015	991
Benefits and expenses	430	418	849	831

Income before taxes	85	74	166	160
Income taxes	28	21	52	47

Operating income	$57	$53	$114	$113

Realized investment
losses, net of taxes	$(34)	$(18)	$(56)	$(27)

Operating Income

Operating income increased 8% for the second quarter and 1% for the six months of 2002 compared with the same periods last year. These increases primarily reflect higher asset-based fees resulting from business growth and a favorable shift to higher margin products, partially offset by the negative effect of stock market declines. The improvements also reflect higher interest margins on general account assets.

Revenues

Premiums and fees are principally asset management and administrative charges on general and separate account assets and amounts earned from non-leveraged corporate life insurance. Net investment income primarily represents earnings from general account assets. Most of this net investment income is credited to customers and included in benefits and expenses.

Premiums and fees increased 29% for the second quarter and 9% for the six months of 2002 compared with the same periods last year. These increases primarily reflect an increase in single premium annuity sales as well as higher asset-based fees due to growth and, to a lesser extent, a shift to higher margin products. These increases were partially offset by the effect of stock market declines on asset-based fees.

Assets Under Management

Assets under management are a determinant of earnings for this segment because a significant portion of this segment’s revenues are based on asset values. The following table shows assets under management and related activity, including amounts attributable to separate accounts for the six months ended June 30. Assets under management fluctuate because of changes in the market value of fixed maturities and equity securities.

(In millions)	2002	2001

Balance - January 1	$55,306	$55,154
Premiums and deposits	3,594	5,308
Investment income	1,244	1,277
Decrease in fair value of assets	(2,559)	(1,789)
Customer withdrawals	(1,395)	(1,966)
Other, including participant
withdrawals and benefit payments	(2,479)	(3,251)

Balance - June 30	$53,711	$54,733

Changes in assets under management are discussed below.

Premiums and deposits. For the six months of 2002, approximately 74% of premiums and deposits were from existing customers, and 26% were from sales to new customers and new plan sales to existing customers. For the six months of 2001, approximately 59% of premiums and deposits were from existing customers, and 41% were from sales to new customers and new plan sales to existing customers. The decline in 2002 primarily reflects the absence of two large deposits reported in 2001 and, to a lesser extent, lower new sales in 2002.

Fair value of assets. The decline in fair value of assets for the six months of 2002 was greater than the same period last year. The declines in 2002 and 2001 are primarily attributable to market value depreciation of equity securities in separate accounts.

Customer withdrawals. Withdrawals were lower in 2002 due to improved customer retention in the defined contribution business.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$203	$192	$401	$378
Net investment income	13	11	24	23
Other revenues	3	15	3	45

Segment revenues	219	218	428	446
Benefits and expenses	206	203	403	398

Income before taxes	13	15	25	48
Income taxes	5	5	9	17

Operating income	8	10	16	31
Gain on sale of partial
interest in Japanese life
insurance operation	--	--	--	(8)

Adjusted operating income	$8	$10	$16	$23

Realized investment gains,
net of taxes	$1	$--	$1	$--

Adjusted Operating Income

Adjusted operating income declined for the second quarter and six months of 2002 because the same periods of last year include CIGNA’s share in the earnings of the Japanese life insurance operation ($10 million after-tax for the second quarter and $21 million after-tax for the six months of 2001), which was fully divested in the fourth quarter of 2001.

Excluding the gain on sale of the partial interest in the Japanese life insurance operation and excluding its operating results, adjusted operating income was breakeven for the second quarter of 2001 and $2 million for the six months of 2001. On this basis, the increases in operating income in the second quarter and six months of 2002 compared with the same periods of last year were due to:

•	improved results in the life, accident and health operations, primarily in Asia;
•	lower health care losses; and
•	improved results for employee benefit products provided to expatriate employees at multinational companies.

Premiums and Fees

Premiums and fees increased 6% for the second quarter and six months of 2002 compared to the same periods last year reflecting:

•	growth in the life, accident and health operations in Asia; and
•	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

Other Revenues

Other revenues for 2001 include CIGNA’s share in the earnings of the Japanese life insurance operation ($15 million pre-tax for the second quarter and $32 million pre-tax for the six months of 2001). Other revenues for the six months of 2001 also reflect the $12 million pre-tax gain associated with the sale of a portion of CIGNA’s interest in this operation.

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

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$53	$85	$127	$173
Net investment income	110	121	232	249
Other revenues	45	83	88	135

Segment revenues	208	289	447	557
Benefits and expenses	184	232	393	471

Income before taxes	24	57	54	86
Income taxes	8	19	20	28

Operating income	16	38	34	58
Accelerated recognition of
deferred gain on
sale of life reinsurance
business	(2)	(22)	(2)	(22)

Adjusted operating income	$14	$16	$32	$36

Realized investment gains
(losses), net of taxes	$(3)	$1	$(6)	$(4)

Other Operations consists of:

•	the deferred gains recognized from both the 1998 sale of the individual life insurance and annuity business and the 2000 sale of certain reinsurance operations;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	run-off reinsurance business;
•	settlement annuity business; and
•	certain investment management services initiatives.

Adjusted Operating Income

The declines in adjusted operating income for the second quarter and six months of 2002 compared with the same periods last year were primarily due to lower earnings from the run-off reinsurance business.

Premiums and Fees

Premiums and fees decreased 38% for the second quarter and 27% for the six months of 2002 compared with the same periods last year primarily due to lower premiums from the run-off reinsurance business and leveraged corporate life insurance.

Other Revenues

The declines in other revenues for the second quarter and six months of 2002 compared with the same periods last year primarily reflect the expected reduction in accelerated gain recognition of the deferred gain on the sale of the life reinsurance business.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the second quarter and six months of 2002, revenues of $53 million and $124 million, and operating income of $2 million and $14 million were from products affected by this legislation.

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

The run-off reinsurance operations also include reinsurance contracts assumed by CIGNA in the London market. CIGNA also obtained reinsurance in the London market for a significant portion of the claims under these contracts. Some of these London market retrocessionaires are disputing the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

Certain of the London matters were resolved during the second quarter of 2002, and the Unicover arbitration is likely to be completed in the third quarter of 2002. CIGNA has undertaken a review of exposures for the run-off reinsurance operations, including an assessment of the Unicover and London reinsurance retrocessional disputes noted above. CIGNA expects to complete this review during 2002.

These matters could result in losses material to CIGNA’s consolidated results of operations. However, management does not expect them to have a material adverse effect on CIGNA’s liquidity or financial condition.

Specialty life reinsurance contracts. The run-off reinsurance operations include specialty life reinsurance contracts that guarantee certain minimum death benefits based on unfavorable changes in variable annuity account values. Liabilities for this business are estimated using actuarial assumptions as to premiums, future investment yield, mortality, withdrawals, equity market returns and the volatility of the underlying equity and bond mutual fund investments. These assumptions are based on CIGNA’s experience, actuarial tables and historical market experience adjusted to reflect both short-term and long-term future expectations. As previously disclosed, significant and sustained stock market declines could trigger increased payments under these contracts. If the stock market were to remain at or fall below current levels for a sustained period, CIGNA would be required to increase reserves for these contracts in amounts that would be material to CIGNA’s consolidated results of operations and could be material to its financial condition. These amounts are not expected to be material to CIGNA’s liquidity.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Operating loss	$(28)	$(21)	$(52)	$(40)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The increased operating losses for the second quarter and six months of 2002 primarily reflects lower net investment income on unallocated corporate investments, principally due to declining interest rates, and higher unallocated expenses in 2002.

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

Cash flows for the six months ended June 30 were as follows:

(In millions)	2002	2001

Operating activities	$127	$340
Investing activities	$(148)	$(1,187)
Financing activities	$(625)	$318

Cash and cash equivalents decreased $645 million in 2002 and $532 million in 2001. Amounts shown for cash flows from investing and financing activities are discussed below:

2002:

•	Cash used in investing activities primarily consisted of acquisitions of property and equipment totaling $134 million.
•	Cash used in financing activities consisted primarily of payments of dividends on and repurchases of common stock of $390 million and net withdrawals from contractholder deposit funds of $249 million.

2001:

•

Cash used in investing activities consisted of a decline in cash of $327 million resulting from the deconsolidation of the Japanese life insurance operation (as discussed in the International Life, Health and Employee Benefits section) and net investment purchases, partially offset by $83 million in proceeds from the sale of CIGNA's partial interest in the Japanese life insurance operation.

•

Cash provided by financing activities consisted of net deposits and interest credited to contractholder deposit funds ($708 million) and net issuance of debt ($225 million), partially offset by payments of dividends and repurchase of CIGNA's common stock ($638 million).

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

As of June 30, 2002, and December 31, 2001, CIGNA had available $255 million in committed lines of credit. These lines are provided by U.S. banks and have terms ranging from one to three years.

CIGNA’s long-term debt outstanding as of June 30, 2002, was $1.5 billion compared to $1.6 billion as of December 31, 2001. CIGNA’s short-term debt was $132 million as of June 30, 2002, an increase of $82 million from December 31, 2001.

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed 102% to 133% of benefit obligations. If employers do not maintain these levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. Benefit obligations under these arrangements were $2.8 billion as of June 30, 2002, and $2.4 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of June 30, 2002, or December 31, 2001.

•

Under arrangements with certain retirement plan sponsors, CIGNA guarantees that plan participants will receive the value of their accounts if they withdraw their balances. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements were $2.3 billion as of June 30, 2002, and $1.8 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of June 30, 2002, or December 31, 2001.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $324 million as of June 30, 2002, and $334 million as of December 31, 2001. CIGNA had additional liabilities of $14 million for this guarantee as of June 30, 2002, and December 31, 2001.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA guaranteed $42 million of industrial revenue bond issues as of June 30, 2002, and December 31, 2001, which will mature in 2007. If the issuers default, CIGNA will be required to make periodic payments based on the original terms of the bonds. Unlike many debt obligations, an event of default under these bonds will not cause the scheduled principal payments to be due immediately.

Stock repurchase activity for the six months ended June 30 was as follows:

(In millions, except per share amounts)	2002	2001

Shares repurchased	3.0	5.2
Cost of shares repurchased	$298	$541
Average price per share	$99.47	$104.76

From July 1, 2002 through August 1, 2002, CIGNA repurchased an additional 498,300 shares for $46 million. On July 24, 2002, CIGNA’s Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining share repurchase authorization as of August 1, 2002, was $572 million.

INVESTMENT ASSETS

Information regarding investment assets held by CIGNA is presented below. CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 6, 7 and 8 to the Financial Statements in CIGNA’s 2001 Annual Report to Shareholders and Form 10-K.

(In millions)	June 30, 2002	December 31, 2001

Fixed maturities	$24,012	$23,401
Equity securities	336	404
Mortgage loans	9,602	9,920
Policy loans	2,505	2,774
Real estate	338	432
Other long-term investments	1,075	1,193
Short-term investments	42	137

Total investment assets	$37,910	$38,261

A significant portion of CIGNA’s investment assets is attributable to experience-rated policyholder contracts. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	June 30, 2002	December 31, 2001

Fixed maturities	45%	45%
Mortgage loans	56%	56%
Real estate	54%	55%
Other long-term investments	46%	53%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and redeemable preferred stocks. CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

CIGNA’s investment in collateralized debt obligations, which are secured by pools of corporate debt obligations, as of June 30, 2002, was $248 million compared to $321 million as of December 31, 2001, excluding policyholder share. CIGNA recorded pre-tax losses of $8 million ($5 million after-tax) for the second quarter and $23 million ($15 million after-tax) for the six months of 2002 as a result of an increased level of defaults in the underlying pools of corporate debt obligations, reflecting economic conditions.

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

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	June 30, 2002	December 31, 2001

Problem bonds	$187	$224
Potential problem bonds	$101	$137
Problem mortgage loans	$94	$111
Potential problem mortgage loans	$207	$78
Foreclosed real estate held and used	$81	$110
Foreclosed real estate held for sale	$95	$123

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

CIGNA	$50	$32	$97	$66
Policyholder contracts	$85	$19	$125	$35

CIGNA’s portion of these losses is a component of realized investment losses, which are discussed on page 18.

Non-accruals (“problem” investments) resulted in lower net income of $3 million for the second quarter and $7 million for the six months of 2002, and $4 million for the second quarter and $6 million for the six months of 2001. These amounts would have been recorded if interest on non-accrual investments had been recognized in accordance with the original terms of these investments.

The weakness in certain sectors of the economy is likely to cause additional investment losses. These investment losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on its liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK OF FINANCIAL INSTRUMENTS

CIGNA’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest-rate risk, foreign currency exchange rate risk, and equity price risk. See page 18 for a discussion of the effects of recent stock market declines on CIGNA.

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
2.

increased medical, administrative, technology or other costs resulting from legislative, regulatory and litigation challenges to, and new regulatory requirements imposed on, CIGNA's health care business (see Health care regulation on page 16 for more information);

3.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;
4.	significant reductions in customer retention;
5.	significant changes in interest rates;
6.	the ultimate resolution of Unicover and London reinsurance arbitration proceedings and London reinsurance recoverables (see pages 23 and 24 for further discussion);
7.

significant and sustained stock market declines which could, among other things, trigger payments contingent on certain variable annuity account values (see Specialty life reinsurance contracts on page 24);

8.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA's operations and investments; and
9.	changes in federal income tax laws.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

CIGNA described ACE Limited v. CIGNA Corporation and CIGNA Holdings, Inc. in its Form 10-K for the fiscal year ended December 31, 2001 and in its Form 10-Q for the quarter ended March 31, 2002. This matter was settled on June 25, 2002.

A hearing on the domestic Unicover arbitration, described in CIGNA’s Form 10-K for the fiscal year ended December 31, 2001, commenced in the second quarter of 2002 and is likely to be completed in the third quarter of 2002. The United Kingdom Unicover arbitration in which two retrocessionaires asserted that CIGNA provided additional retrocessional coverage to them, also described in CIGNA’s Form 10-K for the fiscal year ended December 31, 2001, was resolved on March 14, 2002, when arbitrators ruled that CIGNA had not provided retrocessional coverage.

Item 4. Submission of Matters to a Vote of Security Holders

CIGNA held its annual meeting of shareholders on April 24, 2002. As of February 28, 2002, the record date for the meeting, 141,516,105 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 120,877,661 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all four nominees to the Board of Directors, ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002, and approved the CIGNA Executive Incentive Plan.

Election of nominees to Board of Directors for terms expiring in April 2005	Votes For	Votes Withheld

Peter N. Larson	119,692,217	1,185,444
Joseph Neubauer	119,684,007	1,193,654
Carol Cox Wait	120,388,789	488,872
Marilyn Ware	120,430,233	447,428

Ratification of Pricewaterhouse-	Votes For	Votes Against	Abstained
Coopers LLP as Independent Accountants	117,106,173	3,581,154	190,334

Approval of CIGNA Executive	Votes For	Votes Against	Abstained
Incentive Plan	113,595,501	6,835,893	446,267

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended June 30, 2002, CIGNA filed the following reports on Form 8-K:

•	dated June 10, 2002, Item 9 – containing Regulation FD disclosure.

•	dated June 3, 2002, Item 9 – containing Regulation FD disclosure.

•	dated May 2, 2002, Item 5 – containing a news release regarding its first quarter 2002 results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/James A. Sears
James A. Sears
Vice President and Chief Accounting Officer August 2, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
CIGNA CORPORATION PURSUANT TO 18 U.S.C. SECTION 1350

We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-Q of CIGNA Corporation for the period ending June 30, 2002:

(1)	complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CIGNA Corporation.

/s/ H. Edward Hanway	/s/ James G. Stewart

H. Edward Hanway	James G. Stewart
Chief Executive Officer	Chief Financial Officer
August 2, 2002	August 2, 2002

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith