Form 10-Q
period 2002-09-30
CIGNA CORP
filed 2002-11-14
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                                                      Yes  x   No

As of September 30, 2002, 139,385,613 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

REVENUES
Premiums and fees	$4,034	$3,789	$12,169	$11,342
Net investment income	664	721	2,054	2,145
Other revenues	578	285	1,043	761
Realized investment losses	(58)	(17)	(250)	(75)

Total revenues	5,218	4,778	15,016	14,173

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	5,117	3,079	11,651	9,189
Policy acquisition expenses	78	50	181	169
Other operating expenses	1,307	1,238	3,812	3,599

Total benefits, losses and expenses	6,502	4,367	15,644	12,957

INCOME (LOSS) BEFORE INCOME
TAXES (BENEFITS)	(1,284)	411	(628)	1,216

Income taxes (benefits):
Current	(360)	40	(91)	288
Deferred	(47)	101	(92)	130

Total taxes (benefits)	(407)	141	(183)	418

NET INCOME (LOSS)	$(877)	$270	$(445)	$798

NET INCOME (LOSS) EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$(877)	$282	$(445)	$834

EARNINGS PER SHARE - BASIC
NET INCOME (LOSS)	$(6.27)	$1.83	$(3.16)	$5.34

NET INCOME (LOSS) EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$(6.27)	$1.91	$(3.16)	$5.58

EARNINGS PER SHARE - DILUTED
NET INCOME (LOSS)	$(6.27)	$1.81	$(3.16)	$5.26

NET INCOME (LOSS) EXCLUDING GOODWILL
AMORTIZATION IN 2001 (Note 2)	$(6.27)	$1.89	$(3.16)	$5.50

DIVIDENDS DECLARED PER SHARE	$0.33	$0.32	$0.99	$0.96

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of September 30, 2002		As of December 31, 2001

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $23,644; $22,672)		$25,428		$23,401
Equity securities, at fair value (cost, $277; $310)		279		404
Mortgage loans		9,146		9,920
Policy loans		2,377		2,774
Real estate		332		432
Other long-term investments		916		1,193
Short-term investments		138		137

Total investments		38,616		38,261
Cash and cash equivalents		2,477		1,933
Accrued investment income		555		522
Premiums, accounts and notes receivable		3,229		2,832
Reinsurance recoverables		6,848		6,983
Deferred policy acquisition costs		490		448
Property and equipment		1,140		1,077
Deferred income taxes		991		1,033
Goodwill		1,648		1,652
Other assets, including other intangibles		568		585
Separate account assets		33,052		36,263

Total assets		$89,614		$91,589

LIABILITIES
Contractholder deposit funds		$28,757		$28,961
Unpaid claims and claim expenses		4,352		3,978
Future policy benefits		12,144		10,523
Unearned premiums		210		246

Total insurance and contractholder liabilities		45,463		43,708
Accounts payable, accrued expenses and other liabilities		5,011		4,886
Short-term debt		130		50
Long-term debt		1,500		1,627
Separate account liabilities		33,052		36,263

Total liabilities		85,156		86,534

CONTINGENCIES - NOTE 12

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 273; 271)		68		68
Additional paid-in capital		3,205		3,093
Net unrealized appreciation, fixed maturities	$508		$189
Net unrealized appreciation (depreciation), equity securities	(9)		50
Net unrealized appreciation, derivatives	9		10
Net translation of foreign currencies	(35)		(26)
Minimum pension liability adjustment	(76)		(76)

Accumulated other comprehensive income		397		147
Retained earnings		9,298		9,882
Less treasury stock, at cost		(8,510)		(8,135)

Total shareholders' equity		4,458		5,055

Total liabilities and shareholders' equity		$89,614		$91,589

SHAREHOLDERS' EQUITY PER SHARE		$31.98		$35.71

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
  SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended September 30,	2002		2001

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$68		$68

Additional paid-in capital, July 1		3,201		3,080
Issuance of common stock for employee benefits plans		4		15

Additional paid-in capital, September 30		3,205		3,095

Accumulated other comprehensive income, July 1		182		157
Net unrealized appreciation, fixed maturities	$250	250	$174	174
Net unrealized depreciation, equity securities	(37)	(37)	(50)	(50)

Net unrealized appreciation on securities	213		124
Net unrealized appreciation, derivatives	3	3	3	3
Net translation of foreign currencies	(1)	(1)	(2)	(2)

Other comprehensive income	215		125

Accumulated other comprehensive income, September 30		397		282

Retained earnings, July 1		10,221		9,513
Net income (loss)	(877)	(877)	270	270
Common dividends declared		(46)		(46)

Retained earnings, September 30		9,298		9,737

Treasury stock, July 1		(8,465)		(7,537)
Repurchase of common stock		(45)		(322)
Other treasury stock transactions, net		-		-

Treasury stock, September 30		(8,510)		(7,859)

TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$(662)	$4,458	$395	$5,323

Nine Months Ended September 30,

Common stock, January 1		$68		$67
Issuance of common stock for employee benefits plans		-		1

Common stock, September 30		68		68

Additional paid-in capital, January 1		3,093		2,966
Issuance of common stock for employee benefits plans		112		129

Additional paid-in capital, September 30		3,205		3,095

Accumulated other comprehensive income, January 1		147		221
Net unrealized appreciation, fixed maturities	$319	319	$195	195
Net unrealized depreciation, equity securities	(59)	(59)	(116)	(116)

Net unrealized appreciation on securities	260		79
Net unrealized appreciation (depreciation), derivatives	(1)	(1)	12	12
Net translation of foreign currencies	(9)	(9)	(30)	(30)

Other comprehensive income	250		61

Accumulated other comprehensive income, September 30		397		282

Retained earnings, January 1		9,882		9,081
Net income (loss)	(445)	(445)	798	798
Common dividends declared		(139)		(142)

Retained earnings, September 30		9,298		9,737

Treasury stock, January 1		(8,135)		(6,922)
Repurchase of common stock		(343)		(863)
Other treasury stock transactions, net		(32)		(74)

Treasury stock, September 30		(8,510)		(7,859)

TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$(195)	$4,458	$859	$5,323

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(445)	$798
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Insurance liabilities	1,779	(176)
Reinsurance recoverables	99	(23)
Deferred policy acquisition costs	(34)	(36)
Premiums, accounts and notes receivable	(158)	(66)
Accounts payable, accrued expenses and other liabilities	(212)	27
Current income taxes	(497)	170
Deferred income taxes	(92)	130
Realized investment losses	250	75
Depreciation and amortization	166	179
Gains on sales of businesses	(57)	(170)
Other, net	(103)	(199)

Net cash provided by operating activities	696	709

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	3,518	2,652
Equity securities	101	190
Mortgage loans	741	524
Other (primarily short-term investments)	3,122	2,706
Investment maturities and repayments:
Fixed maturities	1,579	1,594
Mortgage loans	496	390
Investments purchased:
Fixed maturities	(6,142)	(5,367)
Equity securities	(114)	(211)
Mortgage loans	(461)	(1,003)
Other (primarily short-term investments)	(2,578)	(2,597)
Proceeds on sale of business	-	83
Deconsolidation of Japanese life insurance operation	-	(327)
Property and equipment, net	(205)	(287)
Other, net	(27)	(6)

Net cash provided by (used in) investing activities	30	(1,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	6,027	6,432
Withdrawals and benefit payments from contractholder deposit funds	(5,731)	(5,351)
Issuance of long-term debt	-	247
Repayment of long-term debt	(49)	(42)
Repurchase of common stock	(355)	(845)
Issuance of common stock	62	33
Common dividends paid	(138)	(143)

Net cash provided by (used in) financing activities	(184)	331

Effect of foreign currency rate changes on cash and cash equivalents	2	(2)

Net increase (decrease) in cash and cash equivalents	544	(621)
Cash and cash equivalents, beginning of period	1,933	2,206

Cash and cash equivalents, end of period	$2,477	$1,585

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$342	$53
Interest paid	$88	$79

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

For comparative purposes, the following table adjusts net income and basic and diluted earnings per share for the third quarter and nine months ended September 30, 2001, as if goodwill amortization had ceased at the beginning of 2001. Goodwill amortization is attributable to the Employee Health Care, Life and Disability Benefits segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2002	2001	2002	2001

Reported net income (loss)	$(877)	$270	$(445)	$798
Adjustment for goodwill
amortization, after-tax	--	12	--	36

Adjusted net income (loss)	$(877)	$282	$(445)	$834

Reported basic earnings (loss)
per share	$(6.27)	$1.83	$(3.16)	$5.34
Adjustment for goodwill
amortization, after-tax	--	0.08	--	0.24

Adjusted basic earnings (loss)
per share	$(6.27)	$1.91	$(3.16)	$5.58

Reported diluted earnings
(loss) per share	$(6.27)	$1.81	$(3.16)	$5.26
Adjustment for goodwill
amortization, after-tax	--	0.08	--	0.24

Adjusted diluted earnings
(loss) per share	$(6.27)	$1.89	$(3.16)	$5.50

CIGNA’s other intangible assets are primarily purchased customer lists and provider contracts. As of January 1, 2002, the gross carrying value of CIGNA’s other intangible assets was $247 million and accumulated amortization was $91 million. These intangible assets will continue to be amortized through periodic charges to earnings.

Impairment of long-lived assets. As of January 1, 2002, CIGNA adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” At implementation, CIGNA reclassified real estate of $119 million to “held and used” that was previously “held for sale.” Adoption of SFAS No. 144 did not have a material effect on CIGNA’s consolidated financial statements.

Under the new standard, beginning on January 1, 2002, CIGNA accounts for real estate as follows:

o

Real estate “ held and used” is expected to be held longer than one year and will include real estate when acquired through the foreclosure of mortgage loans. CIGNA carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset.

o

Real estate is “held for sale” when a buyer’s investigation is completed, a deposit has been received and the sale is expected to be completed within the next year. Real estate held for sale is carried at the lower of carrying value or current fair value, less estimated costs to sell, and is not depreciated. Valuation reserves reflect any changes in fair value.

o	Real estate acquired through the foreclosure of mortgage loans prior to implementation of SFAS No. 144 is generally classified as "held for sale."
o	CIGNA uses several methods to determine the fair value of real estate, but relies primarily on discounted cash flow analyses and, in some cases, third party appraisals.

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

In the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market exposures for certain specialty life reinsurance contracts by selling exchange-traded futures contracts. Under these futures contracts, CIGNA settles cash daily in the amount of the change in fair value of the contracts and fair value changes are reported in other revenues or other operating expenses. See Note 3 for further discussion.

In the third quarter of 2002, CIGNA recorded a pre-tax loss of $16 million in other operating expenses reflecting the net changes in fair value (due to stock market declines and changes in assumptions used) for certain other reinsurance contracts that guarantee minimum income benefits. See Note 12 for further discussion.

In the third quarter of 2001, CIGNA recorded a pre-tax loss of $10 million in other operating expenses reflecting the decline in fair value of forward starting swaps used to hedge a mortgage loan participation held for sale. The increase in fair value of the participation to be sold was $5 million pre-tax, reported in other revenues. CIGNA also recorded $9 million pre-tax in realized investment losses for embedded derivatives whose fair value is based on returns of underlying commercial loan pools.

The effects of other derivatives were not material to CIGNA’s consolidated results of operations, liquidity or financial condition for the third quarter or nine months of 2002 or 2001.

NOTE 3 – CHARGES FOR THE RUN-OFF REINSURANCE OPERATIONS

Losses on specialty life reinsurance contracts. In the third quarter of 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to certain specialty life reinsurance contracts and the adoption of a program to substantially reduce equity market risks related to these contracts.

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit.

Death benefits under the annuity contracts reinsured by CIGNA are determined using various methods.

The majority of CIGNA’s exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on an annuitant’s contract anniversary date. Under this type of death benefit, CIGNA is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of an annuitant’s death. Other annuity designs that CIGNA reinsured guarantee that the benefit received at death will be no less than net deposits paid into the contract accumulated at a specified rate or net deposits paid into the contract. In periods of declining equity markets and in periods of flat equity markets following a decline, CIGNA’s liabilities for these guaranteed minimum death benefits increase.

As a result of equity market declines and volatility early in the third quarter of 2002, CIGNA evaluated alternatives for addressing the exposures associated with these reinsurance contracts, considering the possibility of continued depressed equity market conditions, the potential effects of further market declines and the impact on future earnings and capital. As a result of this evaluation, CIGNA implemented a program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts and, potentially, other instruments, which are expected to rise in value as the equity market declines and decline in value as the equity market rises.

The purpose of this program is to substantially reduce the adverse effects of potential future stock market declines on CIGNA’s liabilities for certain reinsurance contracts, as increases in liabilities under the reinsurance contracts from a declining market will be substantially offset by investment gains on the futures contracts. A consequence of this program is that it also substantially reduces the positive effects of potential future equity market increases, as reductions in liabilities under these contracts from improved equity market conditions will be substantially offset by investment losses on the futures contracts.

In order to achieve the objective of this program, CIGNA expects to adjust its futures contract position and possibly enter into other positions over time to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments.

The $720 million after-tax charge consists of:

o

$620 million after-tax, principally reflecting the reduction in assumed future equity market returns as a result of implementing the program and, to a lesser extent, changes to the policy surrender, mortality, market volatility and discount rate assumptions used in estimating the liabilities for these contracts. As noted below, CIGNA determines liabilities under the reinsurance contracts using an assumption for expected future performance of equity markets. A consequence of implementing the program is, effectively, a reduction in the assumption for expected future performance of equity markets, as the futures contracts essentially eliminate the opportunity to achieve previously expected market returns; and

o	$100 million after-tax reflecting deterioration in equity markets that occurred in the third quarter of 2002 (prior to implementation of the program).

In the third quarter of 2002, CIGNA recorded a pre-tax gain of $300 million in other revenues to reflect the increase in fair value of futures contracts since the inception of the program. A corresponding expense reflecting the increase in liabilities for the specialty life reinsurance contracts is included in benefits, losses and settlement expenses.

CIGNA estimates its liabilities for this business using assumptions as to equity market returns and the volatility of the underlying equity and bond mutual fund investments, future investment yield, mortality and policy surrenders. If actual experience is different from the assumptions used in estimating these liabilities, a change in these liabilities could result. CIGNA had reserves for these liabilities of approximately $1.6 billion as of September 30, 2002, and approximately $300 million as of December 31, 2001.

As of September 30, 2002, the aggregate fair value of the underlying mutual fund investments of the variable annuities guaranteed by CIGNA was approximately $49 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.5 million annuitants had died on that date) was approximately $26 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures contract positions held by CIGNA at September 30, 2002, was $2.5 billion.

Other charges.  CIGNA also recognized an after-tax charge of $317 million ($408 million pre-tax) in the third quarter of 2002 for Unicover and other run-off reinsurance exposures, including London reinsurance business. For further information on these charges, see Note 10.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

Over the long term, CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. Given the capital needs of CIGNA’s principal subsidiary (Connecticut General Life Insurance Company) primarily resulting from the charges for the run-off reinsurance operations (see Note 3), CIGNA intends to retain capital and has suspended share repurchase. CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. As a result of these reviews, CIGNA may acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Lovelace Health Systems. In July 2002, CIGNA entered into an agreement to sell the operations of Lovelace Health Systems, Inc., an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan, for cash proceeds of approximately $235 million. Sale proceeds will be adjusted by changes in net assets through the closing for results of operations. The sale, which is subject to regulatory approval and other conditions to closing, is expected to be completed on or about January 1, 2003. The determination of the gain on sale will be affected by transaction costs and other adjustments.

In the third quarter of 2002, CIGNA increased reserves for a Medicare cost reporting matter associated with Lovelace (see Note 12) by $9 million after-tax ($14 million pre-tax).

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

In the second and third quarters of 2002 and in the second, third and fourth quarters of 2001, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $1 million after-tax of the deferred gain for the third quarter and $3 million after-tax for the nine months of 2002. CIGNA accelerated the recognition of $33 million after-tax for the third quarter and $55 million after-tax for the nine months of 2001. Excluding the accelerated gain recognition, CIGNA also recognized in the Run-off Reinsurance Operations segment, $2 million after-tax of the deferred gain for the third quarter and $8 million after-tax for the nine months of 2001, compared with less than $1 million after-tax for the third quarter and nine months of 2002. The remaining deferred gain as of September 30, 2002, was approximately $1 million after-tax.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business. See also Notes 3 and 10 for further discussions related to the Run-off Reinsurance Operations segment.

NOTE 5 - RESTRUCTURING PROGRAMS

Fourth quarter 2001 program. In the fourth quarter of 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. As a result, CIGNA recognized in operating expenses an after-tax charge of $62 million ($96 million pre-tax) in the Employee Health Care, Life and Disability Benefits segment. The after-tax charge consisted of $31 million of severance costs ($48 million pre-tax) and $31 million in real estate costs ($48 million pre-tax) related to vacating certain locations.

The severance charge reflected the expected reduction of approximately 3,100 employees. As a result of the consolidation of health service centers, CIGNA expects to hire approximately 1,100 employees, thereby resulting in a net reduction of approximately 2,000 employees under this program. As of September 30, 2002, 2,118 employees had been terminated under the program (817 employees were terminated in the third quarter of 2002). The real estate charges consisted of $37 million pre-tax related to vacating leased facilities, which are cash obligations pertaining to non-cancelable lease obligations and lease termination penalties. The charge also included $11 million pre-tax of non-cash asset write-downs. As of September 30, 2002, CIGNA paid $36 million related to severance and vacating leased facilities under this program ($13 million was paid in the third quarter of 2002).

CIGNA expects this restructuring program to be substantially completed during 2002. The table below indicates CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Total

Balance as of
December 31, 2001	2,664	$43	$36	$79
First quarter 2002 activity:
Employees	(203)	(7)		(7)
Lease costs			(2)	(2)

Balance as of March 31, 2002	2,461	36	34	70
Second quarter 2002 activity:
Employees	(662)	(7)		(7)
Lease costs			(1)	(1)

Balance as of June 30, 2002	1,799	29	33	62
Third quarter 2002 activity:
Employees	(817)	(10)		(10)
Lease costs			(3)	(3)

Balance as of
September 30, 2002	982	$19	$30	$49

Additional restructuring activities. In light of operational issues and current operating results, CIGNA is currently undertaking a review of its health care operations with the objective of attaining additional operational efficiencies and achieving additional cost savings. This review is not complete but is expected to result in the elimination of certain employee positions and the closing of certain offices. CIGNA has not yet finalized the amount of costs that will be incurred in connection with implementing any plans, or the amount of related cost savings, although CIGNA does not expect to incur costs in excess of $100 million after-tax. CIGNA expects to complete this review and adopt related restructuring plans prior to the end of 2002.

NOTE 6 - EVENTS OF SEPTEMBER 11, 2001

As a result of claims arising from the events of September 11, 2001, CIGNA recorded after-tax charges of $25 million in the third quarter of 2001. These charges, which are net of reinsurance, primarily related to life, accident and disability claims and, to a lesser extent, higher utilization of managed behavioral health services. These charges were reported by segment as follows: Employee Health Care, Life and Disability Benefits, $20 million; Employee Retirement Benefits and Investment Services, $3 million; and Run-off Reinsurance Operations, $2 million.

NOTE 7 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Fixed maturities	$(45)	$(28)	$(166)	$(121)
Equity securities	(9)	(2)	(35)	50
Mortgage loans	(1)	--	(10)	--
Real estate	(2)	3	(39)	(7)
Other	(1)	10	--	3

	(58)	(17)	(250)	(75)
Less income tax benefits	(18)	(6)	(86)	(28)

Net realized investment
losses	$(40)	$(11)	$(164)	$(47)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Proceeds from sales	$1,603	$739	$3,619	$2,842
Gross gains on sales	$32	$35	$91	$138
Gross losses on sales	$(133)	$(3)	$(286)	$(62)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended September 30,

2002

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$267	$(91)	$176
Losses realized on securities	54	(17)	37

Net unrealized appreciation, securities	$321	$(108)	$213

Net unrealized appreciation,
derivatives	$5	$(2)	$3

Net translation of foreign
currencies	$(1)	$--	$(1)

2001

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$162	$(59)	$103
Losses realized on securities	30	(9)	21

Net unrealized appreciation, securities	$192	$(68)	$124

Net unrealized appreciation
derivatives	$4	$(1)	$3

Net translation of foreign
currencies	$(3)	$1	$(2)

Nine Months Ended September 30,

2002

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$195	$(66)	$129
Losses realized on securities	201	(70)	131

Net unrealized appreciation, securities	$396	$(136)	$260

Net unrealized depreciation,
derivatives	$(1)	$--	$(1)

Net translation of foreign
currencies	$(12)	$3	$(9)

2001

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$93	$(37)	$56
Losses realized on securities	71	(24)	47
Gains realized on sale of business	(31)	11	(20)
Reclassification to establish separate
caption for derivatives	(6)	2	(4)

Net unrealized appreciation, securities	$127	$(48)	$79

Net unrealized appreciation,
derivatives:
Reclassification to establish separate
caption for derivatives	$6	$(2)	$4
Unrealized appreciation on derivatives
held	12	(4)	8

Net unrealized appreciation,
derivatives	$18	$(6)	$12

Net translation of foreign
currencies:
Net translation on foreign currencies held	$(52)	$18	$(34)
Foreign currency translation gains realized
on sale of business	6	(2)	4

Net translation of foreign currencies	$(46)	$16	$(30)

NOTE 9 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended September 30,

2002

Net loss	$(877)	$--	$(877)

Shares (in thousands):
Weighted average	139,767	--	139,767
Options and restricted stock grants*		--	--

Total shares	139,767	--	139,767

Loss per share	$(6.27)	--	$(6.27)

2001

Net income	$270	$--	$270

Shares (in thousands):
Weighted average	147,296	--	147,296
Options and restricted stock grants		1,801	1,801

Total shares	147,296	1,801	149,097

Earnings per share	$1.83	$(0.02)	$1.81

Earnings per share adjusted to
exclude goodwill amortization
in 2001 (Note 2)	$1.91	$(0.02)	$1.89

Nine Months Ended September 30,

2002

Net loss	$(445)	$--	$(445)

Shares (in thousands):
Weighted average	140,726	--	140,726
Options and restricted stock grants*		--	--

Total shares	140,726	--	140,726

Loss per share	$(3.16)	--	$(3.16)

2001

Net income	$798	$--	$798

Shares (in thousands):
Weighted average	149,500	--	149,500
Options and restricted stock grants		2,355	2,355

Total shares	149,500	2,355	151,855

Earnings per share	$5.34	$(0.08)	$5.26

Earnings per share adjusted to
exclude goodwill amortization
in 2001 (Note 2)	$5.58	$(0.08)	$5.50

Common shares held as Treasury shares were 133,242,342 as of September 30, 2002, and 126,237,140 as of September 30, 2001.

NOTE 10 - REINSURANCE RECOVERABLES

In the normal course of business, CIGNA’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance does not relieve the originating insurer of liability. CIGNA evaluates the financial condition of its reinsurers and monitors their concentrations of credit risk.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.6 billion at September 30, 2002, and December 31, 2001, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

Unicover and London reinsurance. The Run-off Reinsurance Operations include an approximate 35% share in the primary layer of a workers’ compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes had arisen regarding this reinsurance (also known as retrocessional) coverage. The retrocessionaires commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. An arbitration ruling was issued in October 2002 related to this matter.

The Run-off Reinsurance Operations also include reinsurance contracts assumed by CIGNA in the London market. CIGNA obtained reinsurance in the London market for a significant portion of the claims under these contracts. Some of these London market retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

Based on the outcome of the Unicover arbitration and a review of exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures, CIGNA recorded an after-tax charge of $317 million ($408 million pre-tax) in the third quarter of 2002. See Note 12 for more information.

_________________

* Because of the net loss for the third quarter and nine months ended September 30, 2002, the number of shares used to compute loss per share does not reflect the dilution caused by stock options and restricted stock grants of approximately 1.1 million for the third quarter and 1.7 million for the nine months ended September 30, 2002.

Other reinsurance. CIGNA could have losses if reinsurers fail to indemnify CIGNA on other reinsurance arrangements, whether because of reinsurer insolvencies or contract disputes. However, management does not expect charges for other unrecoverable reinsurance to have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees
Individual life
insurance and annuity
business sold	$87	$96	$259	$278
Other	11	29	144	209

Total	$98	$125	$403	$487

Reinsurance recoveries
Individual life
insurance and annuity
business sold	$66	$39	$226	$139
Other	(135)	143	67	251

Total	$(69)	$182	$293	$390

NOTE 11 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using operating income (net income excluding after-tax realized investment results).

As a result of losses on certain specialty life reinsurance contracts recognized in the third quarter of 2002 (see Note 3), CIGNA placed the run-off reinsurance operations (previously reported in Other Operations) into a separate reporting segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior periods have been reclassified to conform to this presentation.

Summarized segment financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees and other revenues
Employee Health Care,
Life and Disability
Benefits	$3,913	$3,636	$11,750	$10,806
Employee Retirement
Benefits and Investment
Services	72	80	248	241
International Life, Health
and Employee Benefits	210	218	614	641
Run-off Reinsurance
Operations	362	77	427	219
Other Operations	70	78	220	244
Corporate	(15)	(15)	(47)	(48)

Total	$4,612	$4,074	$13,212	$12,103

Net income (loss)
Operating income (loss):
Employee Health Care,
Life and Disability
Benefits	$154	$189	$598	$591
Employee Retirement
Benefits and Investment
Services	57	52	171	165
International Life, Health
and Employee Benefits	8	15	24	46
Run-off Reinsurance
Operations	(1,052)	29	(1,055)	50
Other Operations	18	15	55	52
Corporate	(22)	(19)	(74)	(59)

Total operating
income (loss)	(837)	281	(281)	845
Realized investment
losses, net of taxes	(40)	(11)	(164)	(47)

Net income (loss)	$(877)	$270	$(445)	$798

Net income (loss) adjusted
to exclude goodwill
amortization in 2001
(Note 2)	$(877)	$282	$(445)	$834

As discussed in Note 2, CIGNA ceased goodwill amortization as of January 1, 2002, pursuant to SFAS No. 142. Goodwill amortization was $12 million after-tax for the third quarter of 2001 and $36 million after-tax for the nine months ended September 30, 2001, and was attributable to the Employee Health Care, Life and Disability Benefits segment.

NOTE 12 - CONTINGENCIES AND OTHER MATTERS

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

o

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2002, employers were required to maintain assets that exceed 102% to 127% of benefit obligations. Benefit obligations under these arrangements were $3.3 billion as of September 30, 2002, and $2.4 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of September 30, 2002, or December 31, 2001.

o

Under arrangements with certain retirement plan sponsors, CIGNA guarantees that plan participants will receive the value of their accounts if they withdraw their balances. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements were $2.3 billion as of September 30, 2002, and $1.8 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of September 30, 2002, or December 31, 2001.

o

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $324 million as of September 30, 2002, and $334 million as of December 31, 2001. CIGNA had additional liabilities for this guarantee of $15 million as of September 30, 2002, and $14 million as of December 31, 2001.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA guaranteed $42 million of industrial revenue bond issues as of September 30, 2002, and December 31, 2001, which will mature in 2007. If the issuers default, CIGNA will be required to make periodic payments based on the original terms of the bonds. Unlike many debt obligations, an event of default under these bonds will not cause the scheduled principal payments to be due immediately.

Specialty Life Reinsurance Contracts

The Run-off Reinsurance Operations include certain specialty life reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. In the third quarter of 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to these contracts and the adoption of a program to substantially reduce equity market risks related to these contracts. See Note 3 for further information.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA has purchased reinsurance from third parties which covers 80% of the exposures of these contracts. CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, treasury rates, future investment yield, mortality, annuity election rates and policy surrenders. As of September 30, 2002, CIGNA had liabilities of $100 million related to these contracts and amounts recoverable from reinsurers of $80 million. See Note 2 for further information.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

o	initiatives to increase health care regulation;
o	efforts to expand tort liability of health plans;
o	class action lawsuits targeting health care companies, including CIGNA;
o	initiatives to restrict insurance pricing and the application of underwriting standards; and
o	efforts to revise federal tax laws.

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over “managed care reform” and “patients’ bill of rights” legislation, focusing on questions regarding liability, is expected to continue.

Privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA) of 1996 cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations is required by April 2003. In addition to the privacy regulations, HIPAA establishes national electronic transaction standards, which apply to health insurers, providers and other covered entities. They are intended to improve the efficiency and effectiveness of the nation’s health care system by encouraging the widespread use of electronic data interchange. CIGNA must implement these standards by October 2003.

Other HIPAA regulations, which are expected to be issued soon, include standards to protect the security of health data as well as the assignment of a unique national identifier for each health plan and provider. Regulations requiring a unique national identifier for employer groups were issued in May 2002. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts are estimated to be approximately $20 million after-tax for the fourth quarter of 2002, and approximately $60 million after-tax for fiscal 2003. There can be no assurance that the effect of these regulations or the result of CIGNA’s compliance efforts will not adversely affect CIGNA’s businesses.

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

o	additional mandated benefits or services that increase costs without improving the quality of care;
o	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state laws;
o	changes in ERISA regulations resulting in increased administrative burdens and costs;
o	additional restrictions on the use of prescription drug formularies;
o	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
o	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
o	legislation that would exempt independent physicians from antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the third quarter and nine months of 2002, revenues of $48 million and $172 million, and operating income of $12 million and $26 million were from products affected by this legislation.

Litigation and Other Legal Matters

CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A federal court has certified a class of health care providers who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA and the other defendants have appealed that decision. The federal court denied class certification to health plan subscribers, and the subscribers have asked the court to reconsider that decision. An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements.

In the third quarter of 2002, CIGNA recognized a charge for the result of an arbitration ruling related to reinsurance (retrocessional) coverage of a workers’ compensation reinsurance pool. This charge also included a review of CIGNA’s exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures. The underlying London market retrocessional disputes are not expected to be resolved for some time. CIGNA’s reserve balance is based on a current assessment of these matters, the outcomes of which could result in adjustments to CIGNA’s reserve. See also Note 10 for further discussion.

The U.S. Attorney’s Office for the Eastern District of Pennsylvania is investigating compliance with federal laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA is responding to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations.

The Department of Justice and Office of Inspector General investigated the Medicare cost reporting practices of a subsidiary of CIGNA, Lovelace Health Systems, Inc., for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to Lovelace by the Centers for Medicare and Medicaid Services for Medicare-covered services Lovelace provides to eligible individuals. In the third quarter of 2002, CIGNA increased reserves for this matter by $9 million after-tax ($14 million pre-tax).

In October and November 2002, several purported class action lawsuits were filed in federal court against CIGNA and certain of its senior officers alleging securities law violations. In addition, the Securities and Exchange Commission notified CIGNA that it has opened an informal inquiry into matters relating to CIGNA.

CIGNA is routinely involved in numerous lawsuits and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA will make certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2002 and 2003”). Actual results may differ from CIGNA’s predictions. CIGNA’s discussion of risk factors that could cause results to differ is summarized in the Cautionary Statement on page 35.

The following discussion addresses the financial condition of CIGNA as of September 30, 2002, compared with December 31, 2001, and its results of operations for the third quarter and nine months ended September 30, 2002, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2001 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating results for the full year based on interim results of operations.

Charges for the Run-off Reinsurance Operations

In the third quarter of 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to certain specialty life reinsurance contracts and the adoption of a program to substantially reduce equity market risks related to these contracts. CIGNA also recognized an after-tax charge of $317 million ($408 million pre-tax) in the third quarter of 2002 for Unicover and other run-off reinsurance exposures, including London reinsurance business. See the Run-off Reinsurance Operations segment beginning on page 27 for further information on these charges.

Acquisitions and Dispositions

Over the long term, CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. Given the capital needs of CIGNA’s principal subsidiary (Connecticut General Life Insurance Company) primarily resulting from the charges for the run-off reinsurance operations (see pages 27 through 29), CIGNA intends to retain capital and has suspended share repurchase. CIGNA conducts regular strategic and financial reviews of its businesses to ensure that its capital is used effectively. As a result of these reviews, CIGNA may acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Lovelace Health Systems. In July 2002, CIGNA entered into an agreement to sell the operations of Lovelace Health Systems, Inc., an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan, for cash proceeds of approximately $235 million. Sale proceeds will be adjusted by changes in net assets through the closing for results of operations. The sale, which is subject to regulatory approval and other conditions to closing, is expected to be completed on or about January 1, 2003. The determination of the gain on sale will be affected by transaction costs and other adjustments.

In the third quarter of 2002, CIGNA increased reserves for a Medicare cost reporting matter associated with Lovelace (see page 20) by $9 million after-tax ($14 million pre-tax).

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

In the second and third quarters of 2002 and in the second, third and fourth quarters of 2001, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $1 million after-tax of the deferred gain for the third quarter and $3 million after-tax for the nine months of 2002. CIGNA accelerated the recognition of $33 million after-tax for the third quarter and $55 million after-tax for the nine months of 2001. Excluding the accelerated gain recognition, CIGNA also recognized in the Run-off Reinsurance Operations segment, $2 million after-tax of the deferred gain for the third quarter and $8 million after-tax for the nine months of 2001, compared with less than $1 million after-tax for the third quarter and nine months of 2002. The remaining deferred gain as of September 30, 2002, was approximately $1 million after-tax.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business. See also the Run-off Reinsurance Operations segment beginning on page 27.

Restructuring Programs

Fourth quarter 2001 program. In the fourth quarter of 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. As a result, CIGNA recognized in operating expenses an after-tax charge of $62 million ($96 million pre-tax) in the Employee Health Care, Life and Disability Benefits segment. The after-tax charge consisted of $31 million of severance costs ($48 million pre-tax) and $31 million in real estate costs ($48 million pre-tax) related to vacating certain locations.

The severance charge reflected the expected reduction of approximately 3,100 employees. As a result of the consolidation of health service centers, CIGNA expects to hire approximately 1,100 employees, thereby resulting in a net reduction of approximately 2,000 employees under this program. As of September 30, 2002, 2,118 employees had been terminated under the program (817 employees were terminated in the third quarter of 2002). The real estate charges consisted of $37 million pre-tax related to vacating leased facilities, which are cash obligations pertaining to non-cancelable lease obligations and lease termination penalties. The charge also included $11 million pre-tax of non-cash asset write-downs. As of September 30, 2002, CIGNA paid $36 million related to severance and vacating leased facilities under this program ($13 million was paid in the third quarter of 2002).

CIGNA expects this restructuring program to be substantially completed during 2002. Cash outlays under this program are not expected to have a significant effect on CIGNA’s liquidity. The program is expected to result in net annual after-tax savings of $45-$55 million, reflecting the elimination of salary costs for terminated employees and lower facility costs, partially offset by salary costs for new employees in the regional service centers and higher expenses associated with technology improvement initiatives. CIGNA expects savings from the program to be fully realized beginning in 2003. As a result of additional technology enhancement expenses and other expenses associated with the restructuring program, CIGNA will not achieve significant savings in 2002 from this restructuring program.

The table below indicates CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Total

Balance as of
December 31, 2001	2,664	$43	$36	$79
First quarter 2002 activity:
Employees	(203)	(7)		(7)
Lease costs			(2)	(2)

Balance as of March 31, 2002	2,461	36	34	70
Second quarter 2002 activity:
Employees	(662)	(7)		(7)
Lease costs			(1)	(1)

Balance as of June 30, 2002	1,799	29	33	62
Third quarter 2002 activity:
Employees	(817)	(10)		(10)
Lease costs			(3)	(3)

Balance as of
September 30, 2002	982	$19	$30	$49

Additional restructuring activities. In light of operational issues and current operating results, CIGNA is currently undertaking a review of its health care operations with the objective of attaining additional operational efficiencies and achieving additional cost savings (see page 23 for further discussion). This review is not complete but is expected to result in the elimination of certain employee positions and the closing of certain offices. CIGNA has not yet finalized the amount of costs that will be incurred in connection with implementing any plans, or the amount of related cost savings, although CIGNA does not expect to incur costs in excess of $100 million after-tax. CIGNA expects to complete this review and adopt related restructuring plans prior to the end of 2002.

Events of September 11, 2001

As a result of claims arising from the events of September 11, 2001, CIGNA recorded after-tax charges of $25 million in the third quarter of 2001. These charges, which are net of reinsurance, primarily related to life, accident and disability claims and, to a lesser extent, higher utilization of managed behavioral health services. These charges were reported by segment as follows: Employee Health Care, Life and Disability Benefits, $20 million; Employee Retirement Benefits and Investment Services, $3 million; and Run-off Reinsurance Operations, $2 million.

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

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

o	initiatives to increase health care regulation;
o	efforts to expand tort liability of health plans;
o	class action lawsuits targeting health care companies, including CIGNA;
o	initiatives to restrict insurance pricing and the application of underwriting standards; and
o	efforts to revise federal tax laws.

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over “managed care reform” and “patients’ bill of rights” legislation, focusing on questions regarding liability, is expected to continue.

Privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA) of 1996 cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations is required by April 2003. In addition to the privacy regulations, HIPAA establishes national electronic transaction standards, which apply to health insurers, providers and other covered entities. They are intended to improve the efficiency and effectiveness of the nation’s health care system by encouraging the widespread use of electronic data interchange. CIGNA must implement these standards by October 2003.

Other HIPAA regulations, which are expected to be issued soon, include standards to protect the security of health data as well as the assignment of a unique national identifier for each health plan and provider. Regulations requiring a unique national identifier for employer groups were issued in May 2002. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts are estimated to be approximately $20 million after-tax for the fourth quarter of 2002, and approximately $60 million after-tax for fiscal 2003. There can be no assurance that the effect of these regulations or the result of CIGNA’s compliance efforts will not adversely affect CIGNA’s businesses.

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

o	additional mandated benefits or services that increase costs without improving the quality of care;
o	narrowing of the Employee Retirement Income Security Act of 1974 (ERISA) preemption of state laws;
o	changes in ERISA regulations resulting in increased administrative burdens and costs;
o	additional restrictions on the use of prescription drug formularies;
o	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
o	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
o	legislation that would exempt independent physicians from antitrust laws.

The health care industry is under increasing scrutiny by various state and federal government agencies and may be subject to government efforts to bring criminal actions in circumstances that would previously have given rise only to civil or administrative proceedings.

Litigation and other legal matters. CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A federal court has certified a class of health care providers who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA and the other defendants have appealed that decision. The federal court denied class certification to health plan subscribers, and the subscribers have asked the court to reconsider that decision. An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements.

In the third quarter of 2002, CIGNA recognized a charge for the result of an arbitration ruling related to reinsurance (retrocessional) coverage of a workers’ compensation reinsurance pool. This charge also included a review of CIGNA’s exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures. The underlying London market retrocessional disputes are not expected to be resolved for some time. CIGNA’s reserve balance is based on a current assessment of these matters, the outcomes of which could result in adjustments to CIGNA’s reserve. See also pages 28 and 29 for further discussion.

The U. S. Attorney’s Office for the Eastern District of Pennsylvania is investigating compliance with federal laws in connection with pharmaceutical companies’marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA is responding to subpoenas concerning contractual relationships between pharmaceutical  companies and CIGNA’s health care operations.

The Department of Justice and Office of Inspector General investigated the Medicare cost reporting practices of a subsidiary of CIGNA, Lovelace Health Systems, Inc., for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to Lovelace by the Centers for Medicare and Medicaid Services for Medicare-covered services Lovelace provides to eligible individuals. In the third quarter of 2002, CIGNA increased reserves for this matter by $9 million after-tax ($14 million pre-tax).

In October and November 2002, several purported class action lawsuits were filed in federal court against CIGNA and certain of its senior officers alleging securities law violations. In addition, the Securities and Exchange Commission notified CIGNA that it has opened an informal inquiry into matters relating to CIGNA.

CIGNA is routinely involved in numerous lawsuits and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Note 12 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$4,034	$3,789	$12,169	$11,342
Net investment income	664	721	2,054	2,145
Other revenues	578	285	1,043	761
Realized investment losses	(58)	(17)	(250)	(75)

Total revenues	5,218	4,778	15,016	14,173
Benefits and expenses	6,502	4,367	15,644	12,957

Income (loss) before taxes
(benefits)	(1,284)	411	(628)	1,216
Income taxes (benefits)	(407)	141	(183)	418

Net income (loss)	(877)	270	(445)	798
Less realized investment
losses, net of taxes	(40)	(11)	(164)	(47)

Operating income (loss)	$(837)	$281	$(281)	$845

Operating Income (Loss)

CIGNA focuses on “operating income (loss)” to evaluate segment results. Operating income (loss) is defined as net income (loss) excluding after-tax realized investment results. Since operating income (loss) excludes the effects of realized gains and losses attributable to CIGNA’s investment portfolio, management believes it presents the underlying results of operations of CIGNA’s businesses. Operating income (loss) is not determined in accordance with GAAP and should not be viewed as a substitute for net income (loss) determined in accordance with GAAP. Other companies may define operating income (loss) differently than does CIGNA.

The following table presents operating income (loss), as defined above, adjusted for certain nonrecurring items. These nonrecurring items are attributable to special circumstances not associated with normal operations and are identified in the table below. Management believes that results excluding these items, defined as adjusted operating income, represent an appropriate basis to assess the results of operations of CIGNA’s businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Operating income (loss)	$(837)	$281	$(281)	$845
Losses on specialty life
reinsurance contracts
(pages 27 and 28)	720	--	720	--
Charge for Unicover and
London reinsurance
matters (pages 28 and 29)	317	--	317	--
Charge for Lovelace - Medicare
cost reporting (page 20)	9	--	9	--
Accelerated recognition of
deferred gain on sale of life
reinsurance business
(page 17)	(1)	(33)	(3)	(55)
Charges for events of
September 11, 2001 (page 18)	--	25	--	25
Gain on sale of partial
interest in Japanese life
insurance operation (page 26)	--	--	--	(8)

Adjusted operating income	208	273	762	807
Adjustment to exclude
goodwill amortization in 2001	--	12	--	36

Adjusted operating income
excluding goodwill
amortization	$208	$285	$762	$843

As discussed in Note 2 to the Financial Statements, CIGNA adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and ceased goodwill amortization as of January 1, 2002. For comparative purposes, throughout this discussion CIGNA presents “adjusted operating income excluding goodwill amortization,” which adjusts 2001 adjusted operating income to exclude goodwill amortization.

Adjusted operating income excluding goodwill amortization decreased 27% for the third quarter and 10% for the nine months of 2002. These decreases were primarily attributable to:

o	lower earnings in the Employee Health Care, Life and Disability Benefits segment;
o	higher losses in the Run-off Reinsurance Operations segment;
o	lower earnings in the International Life, Health and Employee Benefits segment (because CIGNA sold its interest in the Japanese life insurance operation in 2001); and
o	increased losses in Corporate.

Realized Investment Losses

The increase in realized investment losses for the third quarter of 2002 compared to the same period last year was primarily due to losses on sales of fixed maturities (compared to gains in the prior year), partially offset by lower impairments on fixed maturities, primarily collateralized debt obligations.

The increase in realized investment losses for the nine months of 2002 compared to the same period last year primarily reflects:

o	losses on sales of fixed maturities and equity securities (compared to gains in the prior year); and
o	higher impairments on equity securities and real estate investments.

These losses were partially offset by lower impairments on investments in collateralized debt obligations. Further information regarding collateralized debt obligations is presented on page 33.

The weakness in certain sectors of the economy is likely to cause additional investment losses. Refer to “Investment Assets” on pages 33 and 34 for further information.

Recent Stock Market Declines

The performance of equity markets can have a significant effect on CIGNA’s businesses and recent declines in equity markets have had an adverse effect on CIGNA. See, for example, pages 27 and 28 for a discussion of the charge related to certain specialty life reinsurance contracts, which resulted from equity market declines. In addition, assets under management are a determinant of earnings for the retirement business, and a reduction in asset values reduces asset-based fees (see page 25).

Equity securities also comprise a key portion of the assets of CIGNA’s pension plans. CIGNA expects to increase its minimum pension liability in the fourth quarter of 2002 based on then-prevailing financial market conditions, including long-term interest rates and the value of pension plan assets. Based on recent financial market conditions, the increase in the minimum pension liability would have resulted in an after-tax charge to equity of approximately $600 million to $700 million. In addition, the reduced value of pension assets would result in an increase in annual pension expense of approximately $20 million after-tax in future years (based on the current value of pension assets).

Outlook for 2002 and 2003

Subject to the factors noted in the Cautionary Statement on page 35, management expects 2002 full year adjusted operating income to be lower than 2001 adjusted operating income of $1.1 billion. CIGNA also expects adjusted operating income in 2003 to be lower than adjusted operating income in 2002. This outlook for 2003 reflects lower earnings in the health care operations due to:

o	lower expected membership levels; and
o	higher expected expenses for customer service and technology including costs to comply with the requirements of HIPAA (see page 19).

        Adjusted operating income excludes the following items:

o	gains on the sale of businesses;
o

third quarter 2002 charge to strengthen reserves for certain specialty life reinsurance contracts and the adoption of a program to reduce equity market risks related to these contracts (pages 27 and 28);

o

third quarter 2002 charge associated with the Unicover arbitration ruling and the review of exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures (pages 28 and 29);

o	third quarter 2002 charge for the Lovelace- Medicare cost reporting matter (page 20);
o	expected fourth quarter 2002 restructuring charge (page 18);
o	nonrecurring items presented on page 17 of CIGNA's 2001 Annual Report to Shareholders; and
o	goodwill amortization in 2001.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$3,665	$3,461	$11,096	$10,302
Net investment income	133	153	423	458
Other revenues	248	175	654	504

Segment revenues	4,046	3,789	12,173	11,264
Benefits and expenses	3,820	3,497	11,269	10,351

Income before taxes	226	292	904	913
Income taxes	72	103	306	322

Operating income	154	189	598	591
Charge for Lovelace -
Medicare cost reporting	9	--	9	--
Charges for events of
September 11, 2001
(HMO, $5; Indemnity, $15)	--	20	--	20

Adjusted operating
income	163	209	607	611
Adjustment to exclude
goodwill amortization
in 2001	--	12	--	36

Adjusted operating
income excluding
goodwill amortization	$163	$221	$607	$647

Realized investment
losses, net of taxes	$(17)	$(18)	$(80)	$(23)

Adjusted Operating Income

Adjusted operating income excluding goodwill amortization in 2001 decreased 26% for the third quarter and 6% for the nine months of 2002 compared with the same periods last year.

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

Adjusted operating income excluding goodwill amortization in 2001 for the HMO and Indemnity operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

HMO operations	$130	$122	$379	$365
Indemnity operations	33	99	228	282

Total	$163	$221	$607	$647

HMO results excluding goodwill amortization in 2001 increased 7% for the third quarter and 4% for the nine months of 2002 primarily for two reasons:

o	The most significant element of the increase was improved results in the specialty health care operations primarily due to business growth.
o	Increased earnings in the guaranteed cost HMO business reflecting rate increases also contributed substantially to the improvement.

These increases were partially offset by other factors. The most significant offset to the improvements was lower earnings in HMO alternative funding programs resulting from higher operating expenses for customer service initiatives. To a lesser extent, lower Medicare earnings and reduced investment income offset the improvements.

Indemnity results excluding goodwill amortization in 2001 decreased 67% for the third quarter and 19% for the nine months of 2002 due to the following factors:

o

A majority of the decline was due to significantly lower earnings in the experience-rated health care business. For the third quarter, most of the shortfall in the experience-rated business resulted from margin deterioration on renewing business. Lower margins on new business and poor performance of certain large new accounts also contributed to the decline. For the nine months, most of the decline related to lower margins on new business and poor performance of certain large new accounts.

o	To a lesser extent, higher expenses for the indemnity health care business due to technology and customer service initiatives also contributed to the decline.
o	There were also smaller declines in the guaranteed cost health care results due to unfavorable claim experience.

The declines in indemnity health care operations were partially offset by increased earnings in the group life insurance business primarily due to lower expenses and, for the nine months of 2002, increased earnings in the long-term disability business primarily due to higher rates and improved claim execution.

Organizational Realignment and Cost Reduction Initiatives

CIGNA is pursuing a realignment of the organizational structure and reviewing other aspects of its health care business. The objectives of these efforts include:

o	achieving operational efficiencies and improved accountability within the organization;
o	strengthened underwriting processes;
o	improved medical management, including network and provider contracting;
o	improved customer service; and
o	cost reduction.

As part of these initiatives, CIGNA expects to record a restructuring charge in the fourth quarter of 2002 that is not expected to exceed $100 million after-tax (see page 18).

Premiums and Fees

Premiums and fees increased 6% for the third quarter and 8% for the nine months of 2002 primarily due to rate increases.

Alternative Funding Programs and Premium Equivalents

Under alternative funding programs (primarily Administrative Services Only business), the customer or plan sponsor, rather than CIGNA, assumes all or a portion of the responsibility for funding claims, and CIGNA provides claims processing and other services. In contrast to most other major companies in the health care industry, a significant portion of CIGNA’s health care business consists of alternative funding programs. CIGNA generally earns a lower margin on alternative funding programs than under guaranteed cost or retrospectively experience-rated programs.

Premiums and fees associated with alternative funding programs were $803 million for the third quarter and $2.4 billion for the nine months of 2002 compared to $718 million for the third quarter and $2.1 billion for the nine months of 2001. These amounts are included in the table below.

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

Adjusted premiums and fees for the Employee Health Care, Life and Disability Benefits segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$3,665	$3,461	$11,096	$10,302
Premium equivalents	5,713	5,028	16,632	14,990

Adjusted premiums
and fees	$9,378	$8,489	$27,728	$25,292

The increases in premium equivalents are primarily due to higher medical costs in HMO and indemnity alternative funding programs that, in turn, increase the amount of paid claims.

Net Investment Income

Net investment income decreased 13% for the third quarter and 8% for the nine months of 2002 primarily resulting from lower yields.

Other Revenues

Other revenues increased 42% for the third quarter and 30% for the nine months of 2002 primarily due to business growth in the specialty health care operations (predominantly in pharmaceutical fulfillment services and medical cost and utilization management services).

Medical Membership

As of September 30, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2002	2001

HMO	6.9	7.0
Indemnity (estimated)	6.4	6.3

The decline in HMO medical membership is primarily due to lower guaranteed cost HMO program membership, partially offset by growth in HMO alternative funding programs.

During the third quarter of 2002, CIGNA determined the level of indemnity membership based on a revised factor used to estimate membership levels (specifically, the number of covered lives per subscriber). This revised estimate reflects updated information resulting from recent technology enhancements. Prior period information has been revised using this updated information. There was no impact on revenues or operating income resulting from this change (revenues are derived based on the number of subscribers and the level of fees paid by those subscribers, rather than the number of members). Indemnity medical membership reflects growth in PPO membership, offset primarily by cancellations in traditional indemnity programs.

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$72	$80	$248	$241
Net investment income	409	423	1,248	1,253

Segment revenues	481	503	1,496	1,494
Benefits and expenses	403	429	1,252	1,260

Income before taxes	78	74	244	234
Income taxes	21	22	73	69

Operating income	57	52	171	165
Charges for events
of September 11, 2001	--	3	--	3

Adjusted operating	$57	$55	$171	$168
income

Realized investment
losses, net of taxes	$(23)	$(3)	$(79)	$(30)

Adjusted Operating Income

Adjusted operating income increased 4% for the third quarter and 2% for the nine months of 2002 compared with the same periods last year. These increases primarily reflect a favorable shift to higher margin products and business growth, partially offset by the negative effect of stock market declines.

Revenues

Premiums and fees are principally:

o	asset management fees on separate account assets (fees on general account assets are netted against benefits, losses and settlement expenses);
o	administrative charges on general and separate account assets;
o	amounts earned from non-leveraged corporate life insurance; and
o	premiums from single premium group annuity business.

Net investment income primarily represents earnings from general account assets. Most of this net investment income is credited to customers and included in benefits and expenses.

Premiums and fees decreased 10% for the third quarter and increased 3% for the nine months of 2002 compared with the same periods last year. These changes reflect the effect of stock market declines on asset-based fees, partially offset by business growth and, to a lesser extent, a shift to higher margin products. The nine months of 2002 also reflect increased premiums from single premium group annuity business.

Assets Under Management

Assets under management are a determinant of earnings for this segment because a significant portion of this segment’s revenues is based on asset values. The following table shows assets under management and related activity, including amounts attributable to separate accounts for the nine months ended September 30. Assets under management fluctuate because of changes in the market value of fixed maturities and equity securities.

(In millions)	2002	2001

Balance - January 1	$55,306	$55,154
Premiums and deposits	6,764	7,105
Investment income	1,858	1,910
Decrease in fair value of assets	(5,337)	(5,045)
Customer withdrawals	(1,807)	(2,467)
Other, including participant
withdrawals and benefit payments	(3,455)	(4,660)

Balance - September 30	$53,329	$51,997

Changes in assets under management are discussed below.

Premiums and deposits. For the nine months of 2002, approximately 68% of premiums and deposits were from existing customers, and 32% were from sales to new customers and new plan sales to existing customers. For the nine months of 2001, approximately 61% of premiums and deposits were from existing customers, and 39% were from sales to new customers and new plan sales to existing customers.

Fair value of assets. The declines in fair value in 2002 and 2001 are primarily attributable to market value depreciation of equity securities in separate accounts.

Customer withdrawals. Withdrawals were lower in 2002 due to improved customer retention in the defined contribution business.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$210	$196	$611	$574
Net investment income	13	11	37	34
Other revenues	--	22	3	67

Segment revenues	223	229	651	675
Benefits and expenses	211	206	614	604

Income before taxes	12	23	37	71
Income taxes	4	8	13	25

Operating income	8	15	24	46
Gain on sale of partial
interest in Japanese life
insurance operation	--	--	--	(8)

Adjusted operating income	$8	$15	$24	$38

Realized investment gains,
net of taxes	$1	$--	$2	$--

Adjusted Operating Income

Adjusted operating income declined for the third quarter and nine months of 2002 because the same periods of last year include CIGNA’s share in the earnings of the Japanese life insurance operation ($13 million after-tax for the third quarter and $34 million after-tax for the nine months of 2001), which was fully divested in the fourth quarter of 2001.

Excluding the gain on sale of the partial interest in the Japanese life insurance operation and excluding its operating results, adjusted operating income was $2 million for the third quarter and $4 million for the nine months of 2001. On this basis, the increases in operating income for the third quarter and nine months of 2002 compared with the same periods last year were primarily due to:

o	improved results in the life, accident and health operations, primarily in Asia;
o	lower health care losses; and
o	improved results for employee benefit products provided to expatriate employees of multinational companies.

Premiums and Fees

Premiums and fees increased 7% for the third quarter and 6% for the nine months of 2002 compared to the same periods last year reflecting:

o	growth in the life, accident and health operations in Asia; and
o	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

Other Revenues

Other revenues for 2001 include CIGNA’s share in the earnings of the Japanese life insurance operation ($20 million pre-tax for the third quarter and $52 million pre-tax for the nine months of 2001). Other revenues for the nine months of 2001 also reflect a $12 million pre-tax gain associated with the sale of a portion of CIGNA’s interest in this operation.

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

RUN-OFF REINSURANCE OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$61	$24	$123	$122
Net investment income	9	15	31	39
Other revenues	301	53	304	97

Segment revenues	371	92	458	258
Benefits and expenses	1,908	48	1,997	181

Income (loss) before taxes
(benefits)	(1,537)	44	(1,539)	77
Income taxes (benefits)	(485)	15	(484)	27

Operating income (loss)	(1,052)	29	(1,055)	50
Losses on specialty life
reinsurance contracts	720	--	720	--
Charge for Unicover and
London reinsurance
matters	317	--	317	--
Accelerated recognition of
deferred gain on sale of life
reinsurance business	(1)	(33)	(3)	(55)
Charges for events of
September 11, 2001	--	2	--	2

Adjusted operating loss	$(16)	$(2)	$(21)	$(3)

Realized investment losses,
net of taxes	$(1)	$(2)	$(5)	$(5)

Adjusted Operating Loss

Adjusted operating loss increased for the third quarter and nine months of 2002 compared with the same periods last year due to additional losses from the portion of the guaranteed minimum income benefit contracts for which CIGNA remains at risk (see Note 12 to the financial statements). The losses are related to stock market declines and changes in assumptions used. Higher operating expenses and lower net investment income also contributed to the increased operating loss for the segment.

Premiums and Fees

Premiums and fees in the third quarter and nine months of 2002 include $47 million pre-tax of ceded premium to be returned to CIGNA as a result of the Unicover arbitration ruling (see further discussion below). Excluding this amount, premiums and fees were $14 million for the third quarter and $76 million for the nine months of 2002. On this basis, the declines in premiums and fees compared to the same periods last year reflect the continuing runoff of the reinsurance business.

Other Revenues

As discussed further below, in the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market exposures for certain specialty life reinsurance contracts by selling exchange-traded futures contracts. Other revenues for the third quarter and nine months of 2002 include a $300 million pre-tax gain from these futures contracts. A corresponding expense reflecting the increase in liabilities for the specialty life reinsurance contracts is included in benefits, losses and settlement expenses. Excluding the gain on futures contracts, other revenues decreased for the third quarter and nine months of 2002 due to the expected reduction in accelerated gain recognition of the deferred gain on the sale of the life reinsurance business.

Other Matters

Losses on specialty life reinsurance contracts.  In the third quarter of 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to certain specialty life reinsurance contracts and the adoption of a program to substantially reduce equity market risks related to these contracts.

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. Death benefits under the annuity contracts reinsured by CIGNA are determined using various methods.

The majority of CIGNA’s exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on an annuitant’s contract anniversary date. Under this type of death benefit, CIGNA is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of an annuitant’s death. Other annuity designs that CIGNA reinsured guarantee that the benefit received at death will be no less than net deposits paid into the contract accumulated at a specified rate or net deposits paid into the contract. In periods of declining equity markets and in periods of flat equity markets following a decline, CIGNA’s liabilities for these guaranteed minimum death benefits increase.

As a result of equity market declines and volatility early in the third quarter of 2002, CIGNA evaluated alternatives for addressing the exposures associated with these reinsurance contracts, considering the possibility of continued depressed equity market conditions, the potential effects of further market declines and the impact on future earnings and capital. As a result of this evaluation, CIGNA implemented a program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts and, potentially, other instruments, which are expected to rise in value as the equity market declines and decline in value as the equity market rises.

The purpose of this program is to substantially reduce the adverse effects of potential future stock market declines on CIGNA’s liabilities for certain reinsurance contracts, as increases in liabilities under the reinsurance contracts from a declining market will be substantially offset by investment gains on the futures contracts. A consequence of this program is that it also substantially reduces the positive effects of potential future equity market increases, as reductions in liabilities under these contracts from improved equity market conditions will be substantially offset by investment losses on the futures contracts.

In order to achieve the objective of this program, CIGNA expects to adjust its futures contract position and possibly enter into other positions over time to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments.

The $720 million after-tax charge consists of:

o

$620 million after-tax, principally reflecting the reduction in assumed future equity market returns as a result of implementing the program and, to a lesser extent, changes to the policy surrender, mortality, market volatility and discount rate assumptions used in estimating the liabilities for these contracts. As noted below, CIGNA determines liabilities under the reinsurance contracts using an assumption for expected future performance of equity markets. A consequence of implementing the program is, effectively, a reduction in the assumption for expected future performance of equity markets, as the futures contracts essentially eliminate the opportunity to achieve previously expected market returns; and

o	$100 million after-tax reflecting deterioration in equity markets that occurred in the third quarter of 2002 (prior to implementation of the program).

As noted in Other Revenues above, in the third quarter of 2002, CIGNA recorded a pre-tax gain of $300 million in other revenues to reflect the increase in fair value of futures contracts since the inception of the program. A corresponding expense reflecting the increase in liabilities for the specialty life reinsurance contracts is included in benefits, losses and settlement expenses.

CIGNA estimates its liabilities for this business using assumptions as to equity market returns and the volatility of the underlying equity and bond mutual fund investments, future investment yield, mortality and policy surrenders. If actual experience is different from the assumptions used in estimating these liabilities, a change in these liabilities could result. CIGNA had reserves for these liabilities of approximately $1.6 billion as of September 30, 2002, and approximately $300 million as of December 31, 2001.

As of September 30, 2002, the aggregate fair value of the underlying mutual fund investments of the variable annuities guaranteed by CIGNA was approximately $49 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.5 million annuitants had died on that date) was approximately $26 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures contract positions held by CIGNA at September 30, 2002, was $2.5 billion.

Unicover and London reinsurance. The Run-off Reinsurance Operations include an approximate 35% share in the primary layer of a workers’compensation reinsurance pool, which was formerly managed by Unicover Managers, Inc. The pool had obtained reinsurance for a significant portion of its exposure to claims, but disputes had arisen regarding this reinsurance (also known as retrocessional) coverage. The retrocessionaires commenced arbitration in the United States against Unicover and the pool members, seeking rescission or damages. An arbitration ruling was issued in October 2002 related to this matter.

The Run-off Reinsurance Operations also include reinsurance contracts assumed by CIGNA in the London market. CIGNA obtained reinsurance in the London market for a significant portion of the claims under these contracts. Some of these London market retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

Based on the outcome of the Unicover arbitration and a review of exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures, CIGNA recorded an after-tax charge of $317 million ($408 million pre-tax) in the third quarter of 2002. See Note 12 for more information.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Premiums and fees	$26	$28	$91	$103
Net investment income	100	114	310	339
Other revenues	44	50	129	141

Segment revenues	170	192	530	583
Benefits and expenses	143	172	447	510

Income before taxes	27	20	83	73
Income taxes	9	5	28	21

Operating income	$18	$15	$55	$52

Realized investment gains
(losses), net of taxes	$--	$12	$(2)	$11

Other Operations consists of:

o	the deferred gain recognized from the 1998 sale of the individual life insurance and annuity business;
o	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
o	settlement annuity business; and
o	certain investment management services initiatives.

Operating Income

The increases in operating income for the third quarter and nine months of 2002 compared with the same periods last year were primarily due to lower losses in investment management services.

Premiums and Fees

Premiums and fees decreased 7% for the third quarter and 12% for the nine months of 2002 compared with the same periods last year primarily due to lower premiums from leveraged corporate life insurance.

Other Revenues

The declines in other revenues for the third quarter and nine months of 2002 compared with the same periods last year reflect lower amortized gains from the sale of the individual life insurance and annuity business.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. As a result, management expects revenues and operating income associated with these products to decline. For the third quarter and nine months of 2002, revenues of $48 million and $172 million, and operating income of $12 million and $26 million were from products affected by this legislation.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Operating loss	$(22)	$(19)	$(74)	$(59)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The increased operating losses for the third quarter and nine months of 2002 primarily reflect lower net investment income on unallocated corporate investments (principally due to declining interest rates and lower invested assets) and, for the nine months, higher unallocated expenses in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

o	maintaining appropriate levels of liquidity in its investment portfolio;
o	using cash flows from operating activities; and
o	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows for the nine months ended September 30 were as follows:

(In millions)	2002	2001

Operating activities	$696	$709
Investing activities	$30	$(1,659)
Financing activities	$(184)	$331

Cash and cash equivalents increased $544 million in 2002 and decreased $621 million in 2001.

Cash flows from operating activities consist of operating income adjusted to reflect the timing of cash receipts and disbursements for premiums and fees, investment income, and benefits, losses and expenses.

Cash flows from operating activities for the nine months ended September 30, 2002 declined slightly, primarily reflecting higher tax payments partially offset by favorable cash flow of $300 million from the gain on futures contracts used in the investment program entered into in the third quarter of 2002 for certain specialty life reinsurance contracts (see pages 27 and 28 for more information regarding this program).

Amounts shown for cash flows from investing and financing activities are discussed below:

2002:

o	Cash provided by investing activities primarily consisted of net proceeds from sales of investments ($262 million), partially offset by net acquisitions of property and equipment ($205 million).
o

Cash used in financing activities consisted primarily of payments of dividends on and repurchases of common stock ($493 million), partially offset by net deposits to contractholder deposit funds ($296 million).

2001:

o

Cash used in investing activities consisted of a decline in cash of $327 million resulting from the deconsolidation of the Japanese life insurance operation (as discussed in the International Life, Health and Employee Benefits section) and net investment purchases, partially offset by $83 million in proceeds from the sale of CIGNA's partial interest in the Japanese life insurance operation.

o

Cash provided by financing activities consisted of net deposits and interest credited to contractholder deposit funds ($1.1 billion) and net issuance of debt ($205 million), partially offset by payments of dividends and repurchase of CIGNA's common stock ($988 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and the proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. Over the long term, CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. Given the capital needs of CIGNA’s principal subsidiary (Connecticut General Life Insurance Company, or CG Life) primarily resulting from the charges for the run-off reinsurance operations (as discussed on pages 27 through 29), CIGNA intends to retain capital and has suspended share repurchase.

Senior management and the Board of Directors, guided by regulatory requirements and rating agency capital guidelines, determine the amount of capital resources that CIGNA maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

CIGNA issued the following debt securities in 2001:

o	$250 million of 7% notes due in 2011, issued in January; and
o	$250 million of 6.375% notes due in 2011, issued in October.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In March 2002, CIGNA entered into a syndicated bank letter of credit agreement of $650 million in support of an internal reinsurance arrangement associated with obligations of a subsidiary. This reinsurance arrangement was terminated as of July 1, 2002, and no letters of credit are currently issued under this agreement.

As of September 30, 2002, and December 31, 2001, CIGNA had available $255 million in committed lines of credit. These lines are provided by U.S. banks and typically have terms ranging from one to three years. Approximately $75 million of CIGNA’s available lines of credit will expire within the next twelve months.

CIGNA’s long-term debt outstanding as of September 30, 2002, was $1.5 billion compared to $1.6 billion as of December 31, 2001. CIGNA’s short-term debt (primarily the current portion of long-term debt) was $130 million as of September 30, 2002, an increase of $80 million from December 31, 2001.

Liquidity and Capital Resources Outlook

In the third quarter of 2002, CIGNA recognized after-tax charges of $720 million related to certain specialty life reinsurance contracts (see pages 27 and 28) and $317 million for Unicover and other run-off reinsurance exposures, including London reinsurance business (see pages 28 and 29). CIGNA expects to record a restructuring charge in the fourth quarter of 2002 related to its health care operations (see page 18), as well as record an increase in its minimum pension liability (see page 22).

The availability of resources for general corporate purposes (i.e., cash held at the parent/holding company level) is dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient resources to:

o	provide for the capital requirements of its subsidiaries;
o	meet debt service requirements and pay dividends to CIGNA shareholders at the current dividend rate; and
o	satisfy pension plan funding requirements.

CIGNA has no current plans to issue additional debt securities during 2002 or 2003.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time.

As of November 13, 2002, the current ratings of CIGNA and CG Life (its principal insurance subsidiary) were as follows:

	CG Life Insurance Ratings	Outlook/Watch

A.M. Best	A	Review negative
Moody's	Aa3	Negative credit watch
S&P	A+	Outlook stable
Fitch	AA-	Outlook stable

	Senior Debt	CIGNA Corporation Debt Ratings Outlook/ Watch	Commercial Paper

Moody's	A3	Negative credit watch	P2
S&P	BBB+	Outlook stable	A2
Fitch	A-	Outlook stable	F2

Depending on the extent of a downgrade and market reaction to it, a downgrade in the insurance subsidiaries’ insurance financial strength ratings could affect the subsidiaries’ ability to attract and retain customers, particularly in the retirement business, which is likely to be moderately affected by the recent downgrades. A downgrade of CIGNA’s debt ratings, depending on the extent, would increase the cost to borrow funds.

Financial Guarantees

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

o

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2002, employers were required to maintain assets that exceed 102% to 127% of benefit obligations. Benefit obligations under these arrangements were $3.3 billion as of September 30, 2002, and $2.4 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of September 30, 2002, or December 31, 2001.

o

Under arrangements with certain retirement plan sponsors, CIGNA guarantees that plan participants will receive the value of their accounts if they withdraw their balances. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements were $2.3 billion as of September 30, 2002, and $1.8 billion as of December 31, 2001. There were no additional liabilities required for these guarantees as of September 30, 2002, or December 31, 2001.

o

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $324 million as of September 30, 2002, and $334 million as of December 31, 2001. CIGNA had additional liabilities for this guarantee of $15 million as of September 30, 2002, and $14 million as of December 31, 2001.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA guaranteed $42 million of industrial revenue bond issues as of September 30, 2002, and December 31, 2001, which will mature in 2007. If the issuers default, CIGNA will be required to make periodic payments based on the original terms of the bonds. Unlike many debt obligations, an event of default under these bonds will not cause the scheduled principal payments to be due immediately.

Share Repurchase

Share repurchase activity for the nine months ended September 30 was as follows:

(In millions, except per share amounts)	2002	2001

Shares repurchased	3.5	8.8
Cost of shares repurchased	$343	$863
Average price per share	$98.33	$97.69

As a result of the increased capital requirements resulting primarily from reserve increases for the run-off reinsurance operations (see page 31), CIGNA did not repurchase any shares of its common stock from July 19, 2002 through October 31, 2002, and has suspended share repurchase. The total remaining share repurchase authorization as of November 13, 2002, was $572 million.

INVESTMENT ASSETS

Information regarding investment assets held by CIGNA is presented below. CIGNA's investment assets do not include separate account assets. Additional information regarding CIGNA's investment assets and related accounting policies is included in Notes 2, 6, 7 and 8 to the Financial Statements in CIGNA's 2001 Annual Report to Shareholders and Form 10-K.

(In millions)	September 30, 2002	December 31, 2001

Fixed maturities	$25,428	$23,401
Equity securities	279	404
Mortgage loans	9,146	9,920
Policy loans	2,377	2,774
Real estate	332	432
Other long-term investments	916	1,193
Short-term investments	138	137

Total investment assets	$38,616	$38,261

A significant portion of CIGNA’s investment assets is attributable to experience-rated policyholder contracts associated with the retirement business. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	September 30, 2002	December 31, 2001

Fixed maturities	48%	45%
Mortgage loans	55%	56%
Real estate	54%	55%
Other long-term investments	47%	53%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and redeemable preferred stocks. CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

CIGNA’s investment in collateralized debt obligations, which are secured by pools of corporate debt obligations, as of September 30, 2002, was $232 million compared to $321 million as of December 31, 2001, excluding policyholder share. CIGNA recorded after-tax losses of $1 million ($2 million pre-tax) for the third quarter and $16 million ($25 million pre-tax) for the nine months of 2002 reflecting a lower level of defaults in the underlying pools of corporate debt obligations.

Problem and Potential Problem Investments

“Problem”bonds and mortgage loans are delinquent or have been restructured as to terms (interest rate or maturity date). “Potential problem”bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.”CIGNA also considers mortgage loans to be potential problems if the borrower has requested restructuring, or principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs, and includes amounts attributable to policyholder contracts:

(In millions)	September 30, 2002	December 31, 2001

Problem bonds	$190	$224
Potential problem bonds	$195	$137
Problem mortgage loans	$62	$111
Potential problem mortgage loans	$170	$78
Foreclosed real estate held and used	$81	$110
Foreclosed real estate held for sale	$91	$123

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

CIGNA	$18	$34	$115	$100
Policyholder contracts	$40	$25	$165	$60

CIGNA’s portion of these losses is a component of realized investment losses, which are discussed on page 21.

Non-accruals (“problem” investments) resulted in lower net income of $3 million for the third quarter and $10 million for the nine months of 2002, and $1 million for the third quarter and $7 million for the nine months of 2001. These amounts would have been recorded if interest on non-accrual investments had been recognized in accordance with the original terms of these investments.

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

As discussed on pages 27 and 28, CIGNA began using futures contracts during the third quarter of 2002 as part of a program to substantially reduce the effect of equity market changes on certain specialty life reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500 index would have been a decrease of approximately $240 million in the fair value of the futures contracts outstanding under this program as of September 30, 2002. A corresponding decrease in liabilities for certain specialty life reinsurance contracts would result from the hypothetical 10% increase in the S&P 500. See Note 3 to the Financial Statements for further discussion of this program and the related specialty life reinsurance contracts.

See also page 21 for a discussion of the effects of recent stock market declines on CIGNA.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, (a) restructuring activities related to CIGNA’s health care operations, and (b) the outlook for CIGNA’s full year 2002 and 2003 results. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA's health care operations, including increased use and costs of medical services;
2.

increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA's health care business (see Health care regulation on pages 18 and 19 for more information);

3.	difficulties in implementing the realignment of health care operations and achievement of customer service improvements, additional operational efficiencies and additional cost savings;
4.

the risks associated with pending and potential state and federal health care class action lawsuits, purported securities class action lawsuits, disputes regarding London market reinsurance, other litigation challenging CIGNA's businesses and the outcome of pending government proceedings;

5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;
6.	significant reductions in customer retention;
7.	significant changes in interest rates;
8.	significant reductions in the financial strength ratings of CIGNA's insurance subsidiaries (see Ratings on pages 31 and 32 for more information);
9.

inability of the program adopted by CIGNA to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk) and adjustments to the reserve assumptions used in estimating CIGNA's liabilities for these reinsurance contracts (see Losses on specialty life reinsurance contracts on pages 27 and 28 for more information);

10.

significant stock market declines, which could, among other things, reduce results in CIGNA's retirement business and result in increased pension expenses in future periods and the recognition of additional pension obligations;

11.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA's operations and investments; and
12.	changes in federal income tax laws.

This list of important factors is not intended to be exhaustive. There may be other risk factors that would preclude CIGNA from realizing the forward-looking statements. While CIGNA may periodically update this discussion of risk factors, CIGNA does not undertake to update any forward-looking statement that may be made by or on behalf of CIGNA prior to its next required filing with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of the design and operation of CIGNA’s disclosure controls and procedures that occurred within 90 days prior to the filing of this report, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that CIGNA’s disclosure controls and procedures are an effective means of ensuring that all material information required to be disclosed in this quarterly report has been made known to them.

There have been no significant changes in CIGNA’s internal controls or in other factors that could significantly affect internal controls subsequent to date of the evaluation referred to in this Item 4.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CIGNA described the Shane v. Humana et al., Mangieri v. CIGNA Corporation and Pickney v. CIGNA Corporation and CIGNA Health Corporation matters in its Form 10-K for the year ended December 31, 2001. On September 26, 2002, the United States District Court for the Southern District of Florida denied class action certification to the health plan subscriber plaintiffs in the consolidated Pickney case, and certified a class of physician plaintiffs in the consolidated Shane and Mangieri cases. The defendants have requested appellate review of the Court’s decision to certify a provider class. The subscriber plaintiffs have requested reconsideration by the Court of its denial of class certification.

CIGNA described the domestic Unicover matter in its Form 10-K for the year ended December 31, 2001 and in its Form 10-Q for the quarter ended June 30, 2002. This matter was substantially resolved by arbitration on October 8, 2002. CIGNA recognized a charge for the result of the Unicover arbitration in the third quarter of 2002.

Several purported class action lawsuits have been filed against CIGNA and certain of its officers by alleged shareholders of CIGNA who seek to represent a class of purchasers of CIGNA securities from May 2, 2001 to October 24, 2002. The complaints allege, among other things, that the defendants violated SEC Rule 10b-5 by knowingly or recklessly misleading CIGNA shareholders with respect to the company’s performance since May of 2001. The complaints have been filed in the United States District Court for the Eastern District of Pennsylvania by the following individual plaintiffs on the dates indicated: Edward Kaminski (October 25, 2002); Jeffrey Lubin (October 29, 2002); Jean Mullin (October 29, 2002); Janis Dolan (October 31, 2002); and Harvard Kolm (November 1, 2002). Plaintiffs seek compensatory damages and attorneys’ fees.

On November 7, 2002, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of Pennsylvania by Evelyn Hobbs. The complaint alleges breaches of fiduciary duty by CIGNA’s directors, including, among other things, their “failure to monitor, investigate and oversee Cigna’s management information system” and seeks damages on behalf of CIGNA.

On October 25, 2002, the Securities and Exchange Commission notified CIGNA that it has opened an informal inquiry into matters relating to CIGNA.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended September 30, 2002, and between such date and the filing of this Form 10-Q, CIGNA filed the following reports on Form 8-K:

o	dated November 1, 2002, Item 5 —containing a news release regarding its third quarter 2002 results.

o	dated October 25, 2002, Item 5 —containing a news release regarding its 2003 outlook and announcing an October 28 conference call.

o	dated October 24, 2002, Item 5 —containing a news release preannouncing its third quarter results and revising its 2002 outlook.

o	dated October 18, 2002, Item 5 —containing a news release regarding its recording of a third quarter charge relating to run-off reinsurance operations.

o	dated September 3, 2002, Item 5 —containing a news release announcing the establishment of a program to manage run-off reinsurance operations and the recording of a third quarter charge.

o	dated August 2, 2002, Item 9 - containing Regulation FD disclosure.

o	dated August 2, 2002, Item 5 —containing a news release regarding its second quarter 2002 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

CIGNA CORPORATION

By:	/s/James A. Sears
James A. Sears
Vice President and Chief Accounting Officer November 14, 2002

CERTIFICATIONS

I, H. EDWARD HANWAY, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CIGNA Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ H. Edward Hanway
Chief Executive Officer

I, JAMES G. STEWART, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CIGNA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James G. Stewart
Chief Financial Officer

Exhibit Index

Number	Description	Method of Filing

10	Agreement dated July 25, 2002 with Mr. Pastore	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

99	Certificate Pursuant to 18 U.S.C. Section 1350	Filed herewith