Form 10-K
period 2002-12-31
CIGNA CORP
filed 2003-02-28
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended December 31, 2002
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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X  No

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, was approximately $13.3 billion.

        As of January 31, 2003, 139,593,057 shares of the registrant’s Common Stock were outstanding.

        Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2002. Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 21, 2003.

PART I

Item 1. BUSINESS

A. Description of Business

        CIGNA Corporation had consolidated shareholders’ equity of $3.9 billion and assets of $89.0 billion as of December 31, 2002, and revenues of $19.3 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned employee benefits organizations in the United States. Its subsidiaries are major providers of employee benefits offered through the workplace, including health care products and services, group life, accident and disability insurance, retirement products and services and investment management. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

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

        CIGNA’s revenues are derived principally from premiums and fees, and investment income. CIGNA conducts its business through subsidiaries in the following operating divisions, the financial results of which are reported in the following segments:

•	Employee Health Care, Life and Disability Benefits Segment

•	CIGNA HealthCare

•	CIGNA Group Insurance

•	Employee Retirement Benefits and Investment Services Segment

•	CIGNA Retirement & Investment Services

•	International Life, Health and Employee Benefits Segment

•	CIGNA International

•	Run-off Reinsurance Operations Segment

•	Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding;
•	settlement annuity business; and
•	certain investment management services initiatives.

        Investment results produced by CIGNA Retirement & Investment Services on behalf of CIGNA’s insurance operations are reported in each segment’s results.

Recent Transactions

        In January 2003, CIGNA sold a subsidiary, Lovelace Health Systems, Inc. (“Lovelace”), an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan for cash proceeds of approximately $210 million. The sale generated an after-tax gain of approximately $30 million, which will be recognized in the first quarter of 2003. In the fourth quarter, CIGNA began reporting this business as discontinued operations and reclassified prior year financial information. Unless otherwise indicated, all amounts exclude Lovelace for all periods presented. For additional information about the sale of Lovelace, see “Acquisitions and Dispositions” in the Management’s Discussion and Analysis (“MD&A”) section of, and Note 4 to the Financial Statements included in CIGNA’s

2002 Annual Report to Shareholders (“Annual Report”).

        In January 2003, CIGNA sold its Brazilian health care operations. CIGNA expects to record a net gain of approximately $15 million after-tax in the first quarter of 2003 associated with the sale of the health care operations, primarily as a result of the disposition of the net liabilities associated with these operations. The gain will be reported as part of income from discontinued operations. For additional information about the sale of the Brazilian health care operations, see “Acquisitions and Dispositions” in the MD&A section of, and Note 4 to CIGNA’s 2002 Financial Statements included in its Annual Report.

Available Information

        CIGNA’s Internet address is http://www.CIGNA.com. CIGNA’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available through CIGNA’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.

B. Financial Information about Industry Segments

        Financial information in the tables that follow is presented in conformity with generally accepted accounting principles (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to the 2001 and 2000 financial information to conform to the 2002 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 2001, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

        Financial data for each of CIGNA’s business segments is set forth in Note 19 and financial information for foreign operations is set forth in Note 20 to the Financial Statements included in CIGNA’s Annual Report.

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

        The following table sets forth the net premiums and fees, premium equivalents and adjusted premiums and fees for this segment by principal product categories (described beginning on page 7) and by funding arrangements (described beginning on page 12). Premium equivalents generally equal paid claims under administrative services only (“ASO”) and minimum premium funding arrangements. CIGNA would have recorded the amount of these paid claims as additional premiums if the contracts under which the claims arise had been written under guaranteed cost or retrospectively experience-rated funding arrangements. Premium equivalents are an indicator of business volume associated with ASO and minimum premium arrangements and, when combined with premiums and fees (“adjusted premiums and fees”), convey the level of activity supported by the operations of this segment.

	Premiums and Fees	Premium Equivalents	Adjusted Premiums and Fees
Year ended December 31, 2002	(In millions)

By Product:
Managed Care:
Medical	$6,496	$8,632	$15,128
Dental	408	-	408

Total Managed Care	6,904	8,632	15,536

Indemnity:
Medical	4,537	11,854	16,391
Life	1,587	-	1,587
Long-term Disability	469	40	509
Dental	535	2,140	2,675
Accidental Death and Dismemberment	207	-	207
Short-term Disability	75	48	123
Other	22	-	22

Total Indemnity	7,432	14,082	21,514

Total	$14,336	$22,714	$37,050

By Funding Arrangement:
Guaranteed Cost	$7,757	$-	$7,757
Retrospectively Experience-Rated	4,616	-	4,616
Administrative Services Only	1,676	20,292	21,968
Minimum Premium	287	2,422	2,709

Total	$14,336	$22,714	$37,050

	Premiums and Fees	Premium Equivalents	Adjusted Premiums and Fees
Year ended December 31, 2001	(In millions)

By Product:
Managed Care:
Medical	$5,845	$7,239	$13,084
Dental	412	-	412

Total Managed Care	6,257	7,239	13,496

Indemnity:
Medical	4,047	10,871	14,918
Life	1,698	-	1,698
Long-term Disability	591	70	661
Dental	516	1,977	2,493
Accidental Death and Dismemberment	217	-	217
Short-term Disability	114	73	187
Other	19	-	19

Total Indemnity	7,202	12,991	20,193

Total	$13,459	$20,230	$33,689

By Funding Arrangement:
Guaranteed Cost	$7,269	$-	$7,269
Retrospectively Experience-Rated	4,269	-	4,269
Administrative Services Only	1,665	17,825	19,490
Minimum Premium	256	2,405	2,661

Total	$13,459	$20,230	$33,689

Year ended December 31, 2000
By Product:
Managed Care:
Medical	$5,788	$6,769	$12,557
Dental	407	-	407

Total Managed Care	6,195	6,769	12,964

Indemnity:
Medical	3,607	9,092	12,699
Life	1,764	-	1,764
Long-term Disability	556	69	625
Dental	483	1,776	2,259
Accidental Death and Dismemberment	230	-	230
Short-term Disability	102	76	178
Other	22	-	22

Total Indemnity	6,764	11,013	17,777

Total	$12,959	$17,782	$30,741

By Funding Arrangement:
Guaranteed Cost	$7,061	$-	$7,061
Retrospectively Experience-Rated	4,107	-	4,107
Administrative Services Only	1,546	15,624	17,170
Minimum Premium	245	2,158	2,403

Total	$12,959	$17,782	$30,741

Products and Services

        Health care products and services and life, accident and disability insurance are this segment’s principal product lines. CIGNA provides a wide array of products and services to satisfy the benefit needs of employers and their employees and dependents, as described below:

•	managed care products and services, such as:

•	medical health maintenance organizations ("HMOs"),
•	point-of-service ("POS") medical plans,
•	managed dental programs,
•	managed behavioral health care services and employee assistance programs,
•	medical cost and utilization management, and
•	managed pharmacy programs and pharmaceutical fulfillment services;

•	indemnity products and services, such as:

•	medical and dental preferred provider organizations ("PPOs"),
•	traditional medical and dental indemnity,
•	indemnity pharmacy programs, and
•	life, accident and disability insurance.

Managed Care Products and Services

        Managed care products provide for an effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products and services include those described below.

        Medical Health Maintenance Organizations. HMOs generally offer the most cost-efficient form of health care coverage. Members typically choose a primary care physician from CIGNA’s provider network. Primary care physicians are responsible for the member’s primary medical and preventive care. In some cases, a member must receive a referral from his or her primary care physician to receive covered services from a participating specialist or medical facility in order to have those services covered under the member’s plan.

        CIGNA also provides an open access HMO product. This product offers the member an HMO network of providers without the requirement of a referral from the primary care physician in order to have services provided by a participating specialist or medical facility covered under the member’s plan.

        CIGNA delivers its medical HMOs principally through individual practice association (“IPA”) models.

        Under an IPA model, the HMO contracts with independent physicians and hospitals to provide services to members. IPA models typically cover wide geographic areas and have low fixed costs. They rely on cost-effective contracts with providers and appropriate medical cost and utilization management to deliver quality medical care at an appropriate cost. CIGNA has one medical HMO that offers the consumer both an IPA model and a staff model. In a staff model, physicians and certain other providers are employees of the medical HMO.

        IPA models typically offer broader provider choice to the consumer, whereas staff models generally offer more limited provider choice but lower costs.

        As of December 31, 2002, CIGNA’s HMO networks included approximately 255,000 physicians and 2,600 hospitals.

        Most contracted providers are compensated by CIGNA on a discounted fee-for-service or other service-specific basis for health care services provided to the member. Certain of CIGNA’s HMO providers receive a monthly predetermined fee (capitation) from CIGNA to cover the cost of certain services available to each HMO member, regardless of the medical services actually provided to each member. Capitation arrangements shift some of the financial risk from CIGNA to the providers.

        In some cases, capitated providers subcontract with other providers for certain health care services. In the event that the capitated provider is paid but fails to pay its subcontracted providers, the subcontracted providers or regulators may attempt to look to the CIGNA HMO for payment. The CIGNA HMO may, in some cases, voluntarily make additional payments directly to the subcontracted providers to ensure continuity of care to its members through the provider network. A few states have adopted laws or regulations requiring that HMOs pay subcontracted providers in this situation. CIGNA HMOs typically require a satisfactory letter of credit or other financial guarantee from the capitated provider to protect CIGNA from this possible exposure, although not all capitated arrangements have this protection.

        CIGNA contracts with the federal Centers for Medicare and Medicaid Services (“CMS”) to provide Medicare HMO coverage for eligible individuals in Arizona. The contract provides for a fixed per member per month premium from CMS, based upon a formula that calculates the projected cost of providing services for each Medicare member. Premium amounts are updated annually. Members generally receive enhanced benefits over standard Medicare fee-for-service coverage, including prescription drug and vision coverage, and pay lower, fixed co-payments for services used. Depending on the plan benefits selected, members may be required to pay an additional premium to CIGNA for their HMO coverage.

        CIGNA is also a participating provider in the fee-for-service Medicare program, furnishing outpatient care to Medicare beneficiaries, through CIGNA subsidiaries. Until the sale of Lovelace in January 2003, CIGNA also furnished fee-for-service inpatient care to Medicare beneficiaries.

        Reimbursement for inpatient and outpatient services is made by CMS pursuant to laws and regulations governing the Medicare program. Currently, CMS reimburses outpatient services in accordance with payment classification groups based on historical cost information filed by the participating CIGNA subsidiary. CMS reimburses inpatient stays at a case rate based on the patient’s diagnosis. A government investigation relating to cost reports filed by Lovelace was settled in 2002. For additional information, see “Legal Proceedings”on  page 43 and “Regulatory and Industry Developments”in the MD&A section of, and Note 21 to CIGNA’s 2002 Financial Statements included in its Annual Report.

        CIGNA also contracts with one state agency (two prior to the sale of Lovelace) to offer coverage for individuals eligible for Medicaid and with the Office of Personnel Management (“OPM”) for the federal employees program. Benefits are generally determined by the contracting agencies. Medicaid premiums are determined by the contracting agency, while CIGNA agrees upon rates with OPM for the federal employee plan.

        Point-of-Service Medical Plans. Under POS medical plans, participants generally pay an HMO-type fixed co-payment to use CIGNA’s managed care network providers. Alternatively, participants may choose to go to non-network providers. Use of non-network providers is subject to certain deductibles and cost sharing provisions, which result in a higher cost to participants than if they used network providers. Participants in point-of-service plans are considered HMO members for purposes of the table on page 10.

        Managed Dental Programs. CIGNA offers managed dental care products through a network of independent providers in most states. CIGNA contracts with dentists to provide services to members. Most network dentists receive a monthly predetermined fee (capitation) for each covered member. Network dentists may also receive additional fees for certain services. Generally, members are responsible for a fixed co-payment for certain covered services provided by a network dentist.

        Managed Behavioral Health. CIGNA also provides managed behavioral health care services and employee assistance programs. CIGNA provides its behavioral health care coverage through a national network of independent behavioral health providers and facilities that are paid on a contracted fee-for-

service basis. Members pay a fixed co-payment for most of these services.

        Medical Cost and Utilization Management.  In addition, CIGNA provides disability management and medical cost containment services to help insurers and employers optimize the quality relative to the cost of certain of their benefit programs.

        Managed Pharmacy Programs. CIGNA also provides managed pharmacy benefit programs to HMO and POS members through participating national and independent pharmacies. Members typically pay a fixed co-payment for these services.

        CIGNA also offers mail order, telephone and on-line pharmaceutical fulfillment services through its CIGNA Tel-Drug operation. Tel-Drug offers to managed care and PPO participants a cost effective alternative to other participating pharmacies at the same benefit levels offered by the consumer’s underlying medical benefits plan.

Credentialing

        CIGNA promotes the delivery of quality care under its managed care products in part through its credentialing of medical providers and facilities, using its own quality criteria which meet external accreditation agency standards.

        CIGNA’s practitioner credentialing criteria include verification of a current unrestricted professional license, a valid and unrestricted license to prescribe drugs (as appropriate), board certification or other appropriate training and hospital privileges at a CIGNA participating facility. In addition, CIGNA queries the National Practitioner Data Bank to obtain information about the practitioner’s malpractice experience and also obtains Medicare sanction activity. CIGNA expects practitioners to demonstrate an acceptable history of malpractice claim experience, adequacy of malpractice insurance coverage and an acceptable work history. Typically, most practitioners are recredentialed every two years.

        To be credentialed, CIGNA requires the medical facilities with which it contracts to have an unrestricted state license, no sanctions by the Department of Health and Human Services, accreditation by an approved accrediting organization and adequate malpractice and general liability coverage. Typically, most medical facilities are recredentialed every three years.

        CIGNA also seeks accreditation of its medical HMOs by the National Committee for Quality Assurance (“NCQA”). The NCQA is a nationally recognized independent, not-for-profit organization dedicated to assessing, measuring and reporting on the quality of managed care plans. As of December 31, 2002, 100% of CIGNA’s U.S. plan locations have gone through the NCQA accreditation review process, and 100% have received Excellent or Commendable accreditation for HMO and POS products.

Indemnity Products and Services

        Preferred Provider Organizations. CIGNA has contractual arrangements with certain physicians, hospitals and other independent providers that comprise medical and dental PPO networks. Under a typical PPO plan, a participant may elect (with certain exceptions) to receive care from any health care provider. Within applicable state requirements and restrictions, CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who are generally paid on a discounted basis, than it does for care obtained from non-contracted providers. As of December 31, 2002, 2001 and 2000, CIGNA had 140, 139 and 137 medical PPO networks. As of the same dates, CIGNA’s national dental PPO network had approximately 57,000, 54,000 and 50,000 participating dentists.

        Some of CIGNA’s medical PPO networks, called “Gatekeeper PPOs”, use contracted primary care physicians to make referrals to specialists and other health care providers. Under a Gatekeeper PPO, the higher reimbursement level is usually available only if participants obtain a referral from their primary care physicians before using other contracted providers. As of December 31, 2002 and 2001, CIGNA had 48 Gatekeeper PPO networks in addition to its medical PPO networks that do not require referrals from the primary care physician. As of December 31, 2000, CIGNA had 38.

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

        Indemnity Pharmacy Programs. CIGNA also provides pharmacy programs to its PPO and traditional medical indemnity participants. Participants may choose to pay the retail price of prescriptions, or obtain prescriptions at a lower price from the program’s participating pharmacies. As stated above, PPO participants also have access to mail order, telephone and on-line pharmaceutical fulfillment services through Tel-Drug, which is a cost effective alternative to other participating pharmacies.

Covered Lives

        CIGNA’s medical and dental managed care and indemnity products and services and managed behavioral health care services applied to the following approximate number of lives for the periods presented:

Approximate Number of Covered Lives

	As of December 31,

	2002	2001	2000

	(In thousands)

Medical Covered Lives
Managed Care:
Guaranteed Cost:
Commercial	1,752	2,016	1,921
Medicare and Medicaid	113	84	138
Experience-rated, ASO and Minimum Premium
(including POS and Gatekeeper PPOs)	4,885	4,709	5,013

Total Managed Care	6,750	6,809	7,072

Indemnity (estimated):
Medical	995	1,089	1,473
Medical PPO (excluding Gatekeeper PPOs)	5,346	5,352	4,669

Total Indemnity	6,341	6,441	6,142

Total Medical Covered Lives	13,091	13,250	13,214

Behavioral Care	14,113	13,346	12,172

Dental Covered Lives:
Managed Care	2,559	2,756	2,833
Indemnity and Dental PPO (estimated)	10,458	10,600	10,246

Total Dental Covered Lives	13,017	13,356	13,079

Pharmacy	9,773	9,356	*

* Not available for 2000.

        During 2002, CIGNA revised the factor used to estimate the number of covered lives per subscriber in estimating indemnity and managed behavioral health care membership levels. The revised estimate reflects updated information resulting from recent technology enhancements. Prior period information has been revised using this updated information. For more information, see “Medical Membership” in the MD&A section of CIGNA’s Annual Report.

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

        Approximately 5,400 group life insurance policies covering approximately 18.3 million lives were outstanding as of December 31, 2002. The following table shows group life insurance in force and cancellation data.

	Year Ended December 31,

	2002	2001	2000

	(In billions)

In force, end of year	$375	$456	$444

Cancellations (lapses
and expirations)	$62	$30	$50

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

Distribution

        CIGNA employs group sales representatives to distribute the managed care and indemnity products and services of this segment through national and other insurance brokers, insurance consultants and directly to employers. CIGNA also employs representatives to sell disability management, medical and disability cost containment, and managed behavioral health care services and employee assistance programs directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2002, the field sales force for the products and services of this segment consisted of approximately 730 sales representatives in 95 field locations.

Funding Arrangements

        The segment’s managed care and indemnity products and services are offered through guaranteed cost, retrospectively experience-rated, administrative services only (“ASO”) and minimum premium funding arrangements. Customers may combine funding arrangements to benefit from the features of more than one.

        Under guaranteed cost arrangements, CIGNA charges a fixed premium and bears the risk for costs incurred in excess of the premium.

        Under retrospectively experience-rated arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period and may be adjusted at the end of the policy period based on the actual incurred costs over the policy period. CIGNA generally bears the risk for costs incurred in excess of premiums, but has the potential to recover this excess from policyholders that renew their experience-rated contracts with CIGNA. For additional discussion, see “Pricing, Reserves and Reinsurance” below.

        Under ASO plans, the customer or plan sponsor, rather than CIGNA, assumes the risk for claim costs incurred. CIGNA provides claims processing, health quality and medical cost containment services (through its provider networks) or utilization management programs, or a combination of these services, in exchange for an administrative service fee. The plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both.

        Minimum premium programs combine insurance protection with an element of self-funding. The policyholder assumes the risk for claim costs up to a predetermined aggregate, maximum amount and CIGNA bears the risk for claim costs incurred in excess of that amount, but has the potential to recover this excess from policyholders that renew their minimum premium contracts with CIGNA. Accordingly, minimum premium funding arrangements have a risk profile similar to retrospectively experience-rated funding arrangements.

        ASO and minimum premium funding programs and their effect on CIGNA’s results are more fully described in the MD&A section of CIGNA’s Annual Report under the heading “Premium Equivalents”.

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

        A guaranteed cost pricing methodology reflects assumptions about future claims, expenses, credit risk, enrollment mix, investment returns, competitive considerations and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience. Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups. In addition, pricing for health care products that use networks of contracted providers also reflects assumptions about the impact of provider contracts on future claims. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

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

        CIGNA contracts on an ASO basis with customers who fund their own claims. CIGNA charges these customers administrative fees based on the expected cost of administering their self-funded programs. These fees reflect anticipated or actual experience with respect to claim volumes, expenses, competitive considerations, and profit margins. In some cases, CIGNA provides financial guarantees related to administrative performance standards. If these standards are not met, CIGNA may be financially at risk up to a percentage of the contracted fee or a stated dollar amount.

        In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, reserves are established for estimated experience refunds based on the results of retrospectively experience-rated policies.

        As of December 31, 2002, approximately $3.0 billion, or 43%, of the reserves of this segment comprise liabilities that could be paid within one year, primarily for medical and dental managed care and indemnity claims, as well as group life and accident insurance claims. The remainder primarily includes liabilities for group long-term disability insurance benefits, group life insurance benefits for disabled and retired individuals, and benefits paid in the form of both life and non-life contingent annuities to survivors.

        CIGNA credits interest on fund balances to retrospectively experience-rated policyholders through rates that are either set at CIGNA’s discretion or based on actual investment performance. Generally, for interest-crediting rates set at CIGNA’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2002, the rates of interest credited ranged from 1.18% to 6.45%, with a weighted average rate of 3.97%.

        The profitability of indemnity products depends on the adequacy of premiums charged relative to claims and expenses. For medical and dental indemnity and managed care products, profitability reflects the accuracy of cost projections for health care (unit costs and utilization), the adequacy of fees charged for administration and risk assumption and effective medical cost and utilization management. For disability insurance products, profitability reflects effective rehabilitation management as well as adequate return on invested assets.

        CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

        Managed care and indemnity businesses are highly competitive. Recent industry consolidation (especially among Blue Cross and Blue Shield companies) and the development of PPO products that are competitive with CIGNA’s have exacerbated this already competitive business environment. No one competitor or small number of competitors dominates the health care market, although in certain geographic locations some health care companies may have significant market share positions. A large number of health care companies and other entities compete in offering similar products. Competition in the health care market exists both for employer-policyholders and for the employees in those instances where the employer offers its employees the choice of products of more than one health care company. Most group policies are subject to annual review by the policyholder, which may seek competitive quotations prior to renewal.

        The principal competitive factors that affect this segment are quality of service; scope, cost-effectiveness and quality of provider networks for health care products; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” beginning on page 41.

        CIGNA believes that its national scope, product breadth, funding options and ability to offer non-medical products (e.g., dental, managed behavioral health care, medical cost and utilization management and pharmacy programs) with its group health offerings are strategic competitive advantages. These advantages allow CIGNA to respond to the diverse needs of its customer base in each market in which it operates.

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

        Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology that allow consumers to take a more active role in the management of their health. This is accomplished primarily through financial incentives and access to enhanced medical quality data. Management believes that it has the capabilities to allow it to compete against both the traditional and new competitors.

        CIGNA is one of the largest investor-owned managed care companies, based on the number of members, and one of the largest investor-owned providers of group life and health indemnity insurance, based on premiums and premium equivalents. It is also one of the largest providers of group accident insurance and group long-term disability coverages, based on premiums.

Technology

        CIGNA’s health care, life and disability benefits businesses are highly dependent on automated systems and systems applications. These businesses are working to improve their system infrastructure, standardize business processes and design more flexible, easier-to-use products. CIGNA’s health care business is currently engaged in a multi-year project to convert to newly designed systems and processes to support business growth and service to customers as well as to accommodate new products and ongoing regulatory changes. In 2002, CIGNA began transitioning certain customers to these new systems and experienced a decline in customer service, retention and new sales as a result of transition difficulties. CIGNA is devoting resources to improving customer service and the underlying system issues, but expects continued depressed new sales and customer retention levels for 2003.

        In 2002, CIGNA implemented the myCIGNA.com consumer Internet portal, which provides personalized web pages to CIGNA customers for health and financial benefits information. The portal is personalized to each member’s specific

CIGNA medical, dental and pharmacy plan information (as well as financial information described in Section D, Employee Retirement Benefits and Investment Services on page 16). CIGNA also introduced a package of web-based self-service tools for physicians and other providers.

        Among other things, the technology efforts of this business are intended to enhance customer service, improve operating efficiency and facilitate regulatory compliance.

Health Care Regulation

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

        The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other federal and state statutes subject health care insurers and HMOs to regulation. See Section I, “Regulation” on page 37 for a description of the impact of HIPAA and other statutes on CIGNA.

        Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of the Employer Retirement Income Security Act of 1974 (“ERISA”) preemption of state laws;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

        The health care industry is under increasing scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

        See “Regulation” and “Legal Proceedings” on pages 37 and 43 for additional information.

D. Employee Retirement Benefits and Investment Services

General

        CIGNA’s Employee Retirement Benefits and Investment Services businesses provide investment products and professional services to sponsors of qualified and non-qualified pension, profit sharing and retirement savings plans. This segment’s businesses also offer corporate life insurance, principally to Fortune 1000 companies, and operate a retail broker-dealer operation and a federal savings bank. Except for certain investment management services provided by unaffiliated entities, as described below, the products and services related to this segment are provided by CIGNA subsidiaries.

        Deposits and assets under management for this segment (“Retirement Assets under Management”) for the year ended December 31 were as follows:

	2002	2001	2000

	(In millions)

Deposits:
Defined Contribution	$5,581	$6,125	$7,480
Defined Benefit	1,993	2,708	1,654
Other, including GICs(1)	61	688	102
Corporate Life Insurance(2)	865	570	602
Investment Advisory Accounts(3)	272	58	104

Total Deposits	$8,772	$10,149	$9,942

Retirement Assets Under Management:
By Account:
General Account(4):
Fully Guaranteed	$4,422	$4,443	$4,145
Experience-rated	18,445	16,542	15,510

	22,867	20,985	19,655
Separate Accounts	25,453	29,391	30,889
Corporate Life Insurance(2)	4,281	3,943	3,725
Investment Advisory Accounts(3)	1,156	987	885

Total	$53,757	$55,306	$55,154

By Plan Type:
Defined Contribution	$28,062	$29,853	$30,620
Defined Benefit	18,547	18,690	18,370
Other, including GICs(1)	1,711	1,833	1,554
Corporate Life Insurance(2)	4,281	3,943	3,725
Investment Advisory Accounts(3)	1,156	987	885

Total	$53,757	$55,306	$55,154

_________________
Assets under management include assets managed by third-party managers.
(1)	This category also supports defined benefit and defined contribution plans.
(2)

Corporate Life Insurance consists of general and separate account assets. Corporate Life Insurance excludes corporate life insurance business on which policy loans are outstanding. For a discussion of corporate life insurance business on which policy loans are outstanding, see Section G “Other Operations” on page 29.

(3)

Investment advisory accounts include assets for individual retirement account investments and retail brokerage services provided through the broker dealer operation, as well as advisory accounts sold by Retirement personnel.

(4)

General Account assets under management (Defined Contribution, Defined Benefit and Other, including guaranteed investment contracts (“GICs”)) reflect adjustments to fair value on fixed income and certain other investments of $872 million as of December 31, 2002, $256 million as of December 31, 2001 and $74 million as of December 31, 2000.

Principal Products and Markets

        CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. The largest category of Retirement Assets under Management relates to defined contribution plans, which provide participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual’s account. This has been the fastest growing portion of the pension marketplace for a number of years. Defined contribution plan assets amounted to 52% of Retirement Assets under Management as of December 31, 2002, compared with 54% as of December 31, 2001. The second largest category of Retirement Assets under Management relates to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

        CIGNA sells investment products and investment management services, either separately or as full-service packages with administrative and other professional services, to corporate pension plan sponsors and Taft-Hartley trustees. CIGNA markets full-service products that include investment management and pension services to small, middle and large market customers. In addition, CIGNA sells products to sponsors of larger plans that look to more than one entity to provide actuarial, administrative or investment services and products, or combinations thereof.

        CIGNA markets a Total Retirement Services® offering, which integrates tax qualified and non-qualified defined contribution and defined benefit products and services. Non-qualified plans are primarily used to provide supplemental retirement benefits to highly compensated employees in addition to the benefits offered under the qualified plan. Total Retirement Services® plans accounted for approximately 24% of Retirement Assets under Management as of December 31, 2002 compared with 25% as of December 31, 2001. The assets of CIGNA’s pension plans and CIGNA-sponsored 401(k) plans for CIGNA employees are included in Total Retirement Services® plans. If the impact of the those plans are excluded, Total Retirement Services® plans accounted for approximately 18% of Retirement Assets under Management as of December 31, 2002 compared with 19% as of December 31, 2001.

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

        CIGNA also provides retail brokerage and banking products and services. A primary focus of the retail operation is offering individual retirement account rollover products and related banking and brokerage services to terminating plan participants. A federal savings bank subsidiary offers retail banking products, including certificates of deposit and individual retirement accounts. In addition, CIGNA’s broker-dealer operation manages a self-directed brokerage account feature in CIGNA-administered 401(k) plans as well as other retail brokerage accounts.

        CIGNA also offers single premium annuities, on both guaranteed and experience-rated bases, and guaranteed investment contracts (“GICs”), which provide guarantees of principal and interest with a fixed maturity date.

        CIGNA manages Retirement Assets under Management either directly or through contractual arrangements under which CIGNA selects and oversees sub-advisors who invest assets based on guidelines determined by CIGNA (“Sub-advisory Arrangements”). In addition, a portion of the Retirement Assets under Management are invested in retail funds managed by third-party mutual fund managers, including Fidelity Investments, Janus, Invesco and State Street, under guidelines determined by the mutual fund managers (“Independent Funds”). CIGNA monitors the Independent Funds on behalf of its customers. The table below shows the percentage of Retirement Assets under Management managed through each of these methods as of December 31:

	2002	2001
Direct	70%	66%
Sub-advisory	11%	12%
Independent	19%	22%

        For additional information about CIGNA’s investment operations, see Section H “Investments and Investment Income” on page 30.

        Both defined benefit and defined contribution pension products are supported by the general asset account (“General Account”) and segregated accounts (“Separate Accounts”).

The General Account

        The General Account primarily invests in fixed income assets, and supports both fully guaranteed and experience-rated contracts. As of December 31, 2002, the General Account-supported contracts accounted for 39% of the underlying investments in defined benefit plans and 50% in defined contribution plans, compared with 36% in defined benefit plans and 41% in defined contribution plans as of December 31, 2001.

        Fully guaranteed contracts consist of single premium annuities and GICs. Single premium annuities accounted for $2.7 billion of this segment’s General Account assets under management as of December 31, 2002 compared with $2.6 billion as of December 31, 2001. GICs and other guaranteed products accounted for $1.7 billion as of December 31, 2002 and $1.8 billion as of December 31, 2001.

        For 2002, the interest rate on reserves for single premium annuities and the interest rate credited on GICs ranged from .8% to 12.76%, with a weighted average of 6.71%, compared with a range from 1.16% to 12.76% with a weighted average of 6.93% in 2001. CIGNA’s single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to CIGNA’s liquidity or capital resources.

        Experience-rated contracts that are supported by the General Account have no fixed maturity dates and provide for transfer of net investment experience (including impairments and non-accruals) to contractholders through credited interest and termination provisions, subject to a guarantee of a minimum level of benefits.

        Credited interest rates for pooled, experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six-month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by CIGNA from time to time. Credited interest rates reflect investment income and realized gains and losses (including the effect of non-accruals and impairments). Credited interest rates for 2002 ranged from 4.65% to 8.00% compared to a range of 5.55% to 9.00% for 2001. The weighted average rate was 5.75% for 2002 compared with 6.88% for 2001.

        The termination provisions of $3.3 billion, or 100%, of CIGNA’s liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $5.0 billion, or 37%, of CIGNA’s liability for experience-rated defined contribution contracts supported by the General Account, provide the contractholder with essentially two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments.

        Under the market value option, CIGNA determines the market value of the underlying investments by use of public information or by discounting expected future investment cash flows from investment income (including the effect of non-accruals) and repayment of principal, including the effect of impaired assets. The discount rate is based on current market interest rates.

        Under the installment option, 100% of the contractholder book value is paid, usually over not more than 10 years. Interest is credited over the installment period under a formula designed to pass investment income and gains and losses (reflecting non-accruals and impairments) through to contractholders.

        The termination provisions of the remaining $8.5 billion, or 63%, of CIGNA’s liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at contractholder termination.

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

        As of December 31, 2002, Separate Account investments accounted for 61% of the underlying investments in defined benefit plans and 50% in defined contribution plans, compared with 64% for defined benefit plans and 59% for defined contribution plans as of December 31, 2001. As of December 31, 2002 approximately $20.6 billion, or 81%, of the assets in the Separate Accounts supported contracts under which the risks and benefits of investment performance generally accrue to the contractholders, compared with approximately $25.2 billion, or 86%, of Separate Account assets as of December 31, 2001.

        The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 2002 the amount of minimum benefit guarantees under these contracts was $4.9 billion compared with $4.1 billion as of December 31, 2001. CIGNA establishes a liability if management believes that CIGNA will be required to make a payment under a Separate Account guarantee. For additional information, see “Liquidity and Capital Resources” in the MD&A section of, and Note 21 to CIGNA’s 2002 Financial Statements included in its Annual Report.

Persistency

        CIGNA monitors contract termination experience on an ongoing basis. Of those defined contribution and defined benefits assets under management subject to withdrawal, persistency was 92.3% for 2002, 92.7% for 2001 and 91.3% for 2000.

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

        Interest is credited on most nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 2002 ranged from 1.11% to 7.14%, with a weighted average rate of 5.13%, compared with a range from 3.00% to 7.31%, with a weighted average rate of 5.58% for 2001.

        In lieu of credited interest rates, certain nonvariable universal life contracts are credited income based on changes in an equity index, such as the S&P 500®. If such an equity index is used, CIGNA may purchase derivative options to minimize the effect of the income credited for such contracts. For additional information about such derivative options, see Note 7(G) to CIGNA’s 2002 Financial Statements included in its Annual Report.

        In 1996, Congress passed tax legislation that has affected premium and earnings growth of certain corporate life insurance business on which policy loans are outstanding. The corporate life insurance affected by the 1996 legislation is reported in Section G “Other Operations” on page 29.

        The Internal Revenue Service recently proposed regulations that will treat premiums for corporate life insurance policies issued with certain “split-dollar” arrangements as loans to the covered employees. Under split-dollar arrangements, corporate purchasers are reimbursed for premium payments from policy proceeds. In addition, Congress recently passed the Sarbanes-Oxley Act, which contains a provision that prohibits public companies from making personal loans to directors and executives.

        Since such split-dollar arrangements may be construed to constitute loans to employees under the Sarbanes-Oxley Act, these developments may cause policies issued with these split-dollar arrangements to be less attractive and lead to withdrawals of assets, policy terminations and fewer sales of new policies. Approximately $366 million in Retirement Assets under Management are attributable to these split-dollar contracts.

Distribution

        CIGNA’s retirement products and services are distributed primarily through a salaried direct sales force, pension plan consultants and brokers, investment advisors and other service providers. As of December 31, 2002, the sales organization consisted of 22 salaried sales associates and 55 client service representatives and administrative personnel located in offices across the United States. In addition, CIGNA’s bank and broker-dealer operations offer benefit plan participants and other customers a range of IRA rollover investments and retail banking and brokerage services through 42 registered representatives. Corporate life insurance products are sold primarily through a limited number of specialty brokers.

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

Competition

        The retirement plan marketplace is highly competitive. CIGNA’s competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. Competition focuses on service, technology, cost, variety of investment options, investment performance and financial strength, as indicated for CIGNA’s retirement business by ratings of CG Life by nationally recognized rating agencies.

        The largest single retirement plan manager holds a 7% market share, as measured by assets under management. Based on a survey published in “Pensions & Investments,” CIGNA ranked 35th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

        CIGNA ranked 15th overall in terms of 401(k) plan assets under management according to a separate survey published in “Pensions & Investments.” As of December 31, 2002, 401(k) plan assets constituted approximately 81% of CIGNA’s defined contribution assets under management, and 43% of Retirement Assets under Management.

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

        For more information concerning insurance ratings, see Section J “Ratings” on page 41 and the discussion of Ratings in the MD&A section of the Annual Report.

Technology

        CIGNA’s Employee Retirement Benefits and Investment Services businesses are highly dependent on automated systems and systems applications. These businesses have worked to improve their system infrastructure. In addition, CIGNA has developed integrated offerings across its retirement services products. These offerings include Internet access to retirement account information, self-service advisory and financial planning capabilities and integrated financial statements. These offerings are available on the myCIGNA.com consumer portal, which provides personalized web pages to customers. CIGNA implemented the portal in 2002. The portal also offers access to health care information, which is described in Section C “Employee Health Care, Life and Disability Benefits” on page 5.

E. International Life, Health and Employee Benefits

Principal Products and Markets

        CIGNA’s international life, health and employee benefits operations (“International”) provide various coverages, products and services in selected markets outside the United States, including Asia (principally Korea, Hong Kong and Taiwan), Europe (principally the United Kingdom and Spain), and Latin America. In addition, CIGNA provides group benefits products in numerous U.S. and non-U.S. markets for expatriate employees of multinational companies.

        The coverages, products and services of this segment, which are provided by subsidiaries of CIGNA Corporation, include individual and group life, accident and health, health care, and pension products.

        The following table sets forth the principal lines of business of this segment and their related net earned premiums and fees:

	Year Ended December 31,

	2002	2001	2000

	(In millions)

Health Care	$456	$446	$401
Life, Accident and Health	355	342	290

Subtotal	811	788	691

Japanese Life Operation:(1)
Individual Life	-	-	813
Individual Health	-	-	538

Subtotal	-	-	1,351

Total Premiums and Fees	$811	$788	$2,042

_________________
(1)

Beginning in 2001, CIGNA stopped consolidating the premiums and fees from the Japanese life insurance operation because CIGNA’s ownership interest dropped to 40% in January 2001. CIGNA sold its remaining interest in the Japanese life insurance operation to Sompo Japan Insurance, Inc. (formerly Yasuda Fire & Marine Insurance Company, Ltd.) in November 2001. For additional information, see Note 4(C) to CIGNA’s 2002 Financial Statements included in its Annual Report.

        Life, accident and health products are designed to meet the insurance, savings and investment needs of consumers outside of U.S. insurance markets. These products are marketed on both group and individual bases. Traditional life insurance products include term, whole life, endowment and products with variable investment returns. Supplemental products include accidental death, medical, hospitalization, dread disease and cancer coverages.

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

        Health care also includes global group benefits products for employees of multinational companies (primarily U.S. and U.K. multinational companies) who work outside of their country of citizenship. This product group includes medical, dental, vision, life, accidental death and dismemberment and disability coverages, as well as primary medical and dental benefits for international travelers.

        CIGNA has established representative offices in China to facilitate the development of profitable business opportunities. CIGNA received formal approval to enter the Chinese life insurance market from the China Insurance Regulatory Commission in September 2002 and entered a joint venture to begin life insurance operations in China in 2003. CIGNA has also established joint venture operations in Japan to participate in its pension market.

        Following a strategic review, International concluded that CIGNA’s growth potential in Brazil’s private health care and pension markets did not meet its long-term business goals. In January 2003, CIGNA sold its Brazilian health care operation and entered an agreement to sell its Brazilian pension operation. For more information, see “Recent Transactions” on page 3, “Acquisitions and Dispositions” in the MD&A section of, and Note 4 to CIGNA’s 2002 Financial Statements included in its Annual Report.

        CIGNA intends to continue pursuing international growth through acquisitions, joint ventures and other investments. This strategy will result in additional start-up costs which could result in initial losses.

        CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see “Market Risk of Financial Instruments” in the MD&A section of, and Notes 2(Q) and 20 to CIGNA’s 2002 Financial Statements included in its Annual Report.

        In 2003, International expects continued emphasis on its life, accident and health products as well as its global group benefits products. International also expects enhanced focus on potential growth markets, including Europe and Asia.

Distribution

        International distributes its products through a combination of independent agents, agents of strategic partners, financial institutions and various direct marketing channels. Life, accident and health products are primarily distributed through direct marketing, including telemarketing and direct mail under a variety of sponsored arrangements; the Internet; and agents and financial institutions. Health care products are distributed through independent brokers and agents as well as the company’s own sales personnel.

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

        Fees for variable universal life insurance products consist of mortality, administrative and surrender charges assessed against the contractholder’s fund balance. Interest credited and mortality charges on variable universal life may be adjusted prospectively to reflect expected interest and mortality experience.

        In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Additionally, for individual life insurance products, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums. For variable universal life, CIGNA establishes reserves for deposits received and income credited less mortality and administrative charges assessed against the contractholder’s fund balance.

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

        International’s primary competitors include U.S.-based companies with global operations, as well as other, non-U.S., global carriers and indigenous companies in regional and local markets. For the life, accident and health lines of business, locally based competitors are primarily indigenous life insurance companies, but also include financial institutions and insurance subsidiaries of banks. CIGNA expects that the competitive environment will intensify as U.S. and Europe-based insurance and financial services providers pursue global expansion opportunities.

F. Run-off Reinsurance Operations

Principal Products and Markets

        Until June of 2000, CIGNA offered reinsurance coverage for part or all of the risks written by other insurance companies under life and annuity policies (both group and individual); accident policies (personal accident, catastrophe and workers’ compensation coverages); and health policies. These products were sold principally in North America and Europe through a small sales force and through intermediaries.

Premiums and Fees
(In millions)

	2002	2001	2000

Life	$84	$93	$116
Personal Accident	52	51	237
Health	2	4	12

Total Premiums and Fees	$138	$148	$365

        As of June 1, 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for cash proceeds of approximately $170 million. The sale generated an after-tax gain of approximately $85 million, but recognition of that gain was deferred because the sale was structured as an indemnity reinsurance arrangement. During 2001 and 2002, the acquirer entered into agreements with most of the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of most of the deferred gain in 2001. For additional discussion, see “Acquisitions and Dispositions” in the MD&A section of, and Note 4 to CIGNA’s 2002 Financial Statements included in its Annual Report.

        CIGNA placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off as of June 1, 2000, and stopped underwriting new reinsurance business. For the run-off reinsurance business, CIGNA has established policy reserves that reflect the present value of expected future obligations less the present value of expected premiums. In addition, CIGNA establishes loss reserves for claims received but not yet paid, based on the amount of the claim received, and for losses incurred but not reported, based on prior claim experience.

Specialty Life Reinsurance Contracts

        The reinsurance operations reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit.

        In 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to these guaranteed minimum death benefits and the adoption of a program to substantially reduce equity market risks related to these contracts.

        The purpose of this program is to substantially reduce the adverse effects of potential future domestic and international stock market declines on CIGNA’s liabilities for these contracts, as increases in liabilities under the contracts from a declining market will be substantially offset by gains on the futures contracts. A consequence of this program is that it also substantially reduces the positive effects of potential future equity market increases, as reductions in liabilities under these contracts from improved equity market conditions will be substantially offset by losses on the futures contracts.

        In order to achieve the objective of this program, CIGNA expects to adjust its futures contract position and possibly enter into other positions over time to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments.

        CIGNA had reserves for these liabilities of approximately $1.4 billion as of December 31, 2002, and approximately $300 million as of December 31, 2001.

        Management estimates reserves for variable annuity death benefit exposure based on assumptions and other considerations, including lapse, partial surrender, mortality, interest rates and volatility. These are based on CIGNA’s experience and future expectations. CIGNA monitors actual experience to update these reserve estimates as necessary.

        Lapse refers to the full surrender of an annuity prior to an annuitant’s death. Volatility refers to market volatility that affects the costs of the investment program adopted by CIGNA to reduce equity market risks associated with these liabilities.

        Partial surrender refers to the fact that most annuitants have the ability to withdraw substantially all of their mutual fund investments while retaining any available death benefit coverage in effect at the time of the withdrawal. A very small percentage of annuitants have elected partial surrenders to date. An increase in CIGNA’s liabilities for variable annuity death benefits due to partial surrenders would depend on many factors, including financial market conditions prior to surrender and annuitant behavior.

        The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed further in “Other Matters” in the MD&A section of CIGNA’s Annual Report. Management believes the current assumptions and other considerations used to estimate reserves for these liabilities are appropriate. However, if actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

        As of December 31, 2002, the aggregate fair value of the underlying mutual fund investments of the variable annuities guaranteed by CIGNA was approximately $50 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.5 million annuitants had died on that date) was approximately $23.4 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures contract positions held by CIGNA at December 31, 2002, was $2.2 billion.

        The reinsurance operations also wrote reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates. CIGNA has purchased reinsurance from third parties, which covers 80% of the exposures of these contracts.

        CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, annuity election rates and policy surrenders. As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA has an additional liability of $44 million associated with the cost of reinsurance.

        For additional discussion, see “Other Matters” under “Run-off Reinsurance Operations” and “Speciality Life Reinsurance Contracts” in the MD&A section of, and Note 3 to CIGNA’s 2002 Financial Statements included in its Annual Report.

Unicover and Other Run-off Reinsurance

        The Run-off Reinsurance Operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Certain disputes over reinsurance coverage for the pool were resolved by an arbitration ruling issued in October 2002, which was further clarified in January 2003.

        The Run-off Reinsurance Operations include other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained reinsurance coverage in the London market for a significant portion of the claims under these contracts. Some of these London market retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

        Based on the outcome of the Unicover arbitration in October 2002, as well as a review of other workers’ compensation and personal accident reinsurance exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and workers’ compensation and personal accident reinsurance exposures, CIGNA recorded an after-tax charge of $317 million ($408 million pre-tax) in the third quarter of 2002.

        The London market retrocessional disputes are not expected to be resolved for some time. In addition, unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

        CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of December 31, 2002, based on current information. However, it is possible that future developments regarding these matters could result in a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

        For more information see “Run-off Reinsurance Operations” and “Other Matters” in the MD&A section of, and Notes 3 and 21(D) to CIGNA’s 2002 Financial Statements included in its Annual Report.

G.   Other Operations

        Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding (“leveraged corporate life insurance”);
•	settlement annuity business; and
•	certain investment management services initiatives.

        The products and services related to these operations are offered by subsidiaries of CIGNA Corporation.

        CIGNA sold its individual life insurance and annuity business in 1998. A portion of the gain was deferred because the principal agreement to sell this business was an indemnity reinsurance arrangement. The deferred portion is being recognized at the rate that earnings from the sold business would have been expected to emerge, primarily over 15 years on a declining basis. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of liability for the reinsured business. See “Other Operations” in the MD&A section of, and Note 4 to CIGNA’s 2002 Financial Statements included in its Annual Report.

        In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. The legislation has adversely affected premiums and earnings of CIGNA’s leveraged corporate life insurance business. No new policies have been sold since 1997.

        In 2001, the Internal Revenue Service (“IRS”) implemented an initiative for leveraged corporate life insurance plans purchased after June 20, 1986, that permits policyholders to settle tax disputes related to these plans. Management expects that some customers will accept the IRS settlement offer and surrender their policies in 2003.

        The full effect of the 1996 legislation and the 2001 IRS settlement offer on customers’ decisions to maintain these policies is uncertain. However, management expects revenues and operating income associated with these products to decline. For additional information on the impact of the legislation, see “Other Operations” in the MD&A section of CIGNA’s Annual Report.

        CIGNA’s settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with the majority of payments guaranteed and not contingent on survivorship.

H. Investments and Investment Income

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

        As shown in the chart below, CIGNA’s assets under management at December 31, 2002 totaled $82.0 billion. These assets consist of the following:

•	Invested Assets. These include the insurance and retirement-related assets that CIGNA holds in the General Account and other corporate invested assets.

•	Advisory Portfolio Assets. These include:
•

Separate Account Assets, which are contractholder funds maintained in accounts with specific investment objectives, principally for CIGNA’s defined contribution and defined benefit customers. Although Separate Account Assets are separately presented on CIGNA’s balance sheet, the investment income, gains and losses on Separate Accounts generally accrue to the contractholders and are not included in CIGNA’s revenues and expenses.

•

Third Party Account Assets, which are customer assets that CIGNA manages, but for which the customer retains title. These assets are not reflected in CIGNA’s balance sheet, and investment income, gains and losses are excluded from CIGNA’s revenues and expenses.

ASSETS UNDER MANAGEMENT DECEMBER 31, 2002 (In millions)

Invested Assets

Employee Health Care, Life and Disability Benefits	$8,352
Employee Retirement Benefits and Investment Services	24,698
International Life, Health and Employee Benefits	848
Run-Off Reinsurance Operations	1,356
Other Operations	5,106
Corporate	2

Total Invested Assets			$40,362

Advisory Portfolio Assets

Separate Accounts
Employee Health Care, Life and Disability Benefits	1,250
Employee Retirement Benefits and Investment Services	28,513
International Life, Health and Employee Benefits	172
Other Operations	1,320

Total Separate Accounts		$31,255

Third Party Accounts (1)
ACE Limited (2)	2,436
Other Third Party Accounts (3)	7,985

Total Third Party Accounts		10,421

Total Advisory Portfolio Assets			41,676

Total Assets Under Management			$82,038

_________________
(1)	Amounts in Third Party Accounts are not included in CIGNA’s Consolidated Balance Sheets.
(2)	These assets were transferred by CIGNA to ACE Limited in 1999 in connection with the sale of CIGNA’s property and casualty business, but continue to be managed by CIGNA.
(3)	Includes investment advisory assets managed by the Employee Retirement Benefits and Investment Services segment.

        Assets under management for CIGNA include $53.8 billion in assets under management for the Employee Retirement Benefits and Investment Services segment. For additional information about the assets under management for that segment, and additional information about General and Separate Accounts, see Section D “Employee Retirement Benefits and Investment Services—Principal Products and Markets” on page 17.

        CIGNA’s investment operations directly manage substantially all of the Invested Assets. CIGNA manages a portion of the Advisory Portfolio Assets directly and a portion through Sub-advisory Arrangements. Third-party retail mutual fund managers also manage a portion of the Advisory Portfolio Assets in Independent Funds. The table below shows the percentage of Advisory Portfolio Assets managed through each of these methods as of December 31:

	2002	2001
Direct	56%	59%
Sub-advisory	15%	13%
Independent	29%	28%

Types of Investments

        CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities, and redeemable preferred stocks. CIGNA’s investment in asset-backed securities includes investments in collateralized mortgage obligations (“CMOs”) and collateralized debt obligations. CIGNA’s CMO holdings are concentrated in securities with limited prepayment, extension and default risk. For additional information about asset-backed securities, see “Investment Assets” in the MD&A section of CIGNA’s Annual Report.

Domestic Employee Benefits Investments

        The major portfolios under management in CIGNA’s General Account consist of the combined assets of the Employee Health Care, Life and Disability Benefits segment, the Employee Retirement Benefits and Investment Services segment, the Run-off Reinsurance Operations segment and Other Operations (collectively, “Domestic Employee Benefits portfolios”). CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2002, excluding liabilities of businesses sold through use of reinsurance, were associated with the following products: experience-rated pension, 47%; fully guaranteed investment and annuity, 17%; interest-sensitive life insurance, 14%; and other life and health, 22%. These products, and the investment assets supporting them, are described below.

        Experience-rated pension products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments.

        Fully guaranteed products primarily include guaranteed investment contracts (“GICs”), single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2002, the duration of assets and liabilities was approximately 3 years for GICs, 7 years for single premium annuities, and 12 years for settlement annuities.

        Interest-sensitive products primarily consist of corporate life insurance products. Invested assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

        Other life and health insurance products consist of various group and individual life, health and disability insurance products. The supporting invested assets are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short-term investments and public securities. Assets supporting longer-term group disability insurance benefits and group life waiver of premium benefits are generally managed to an aggregate duration similar to that of the related benefit cash flows.

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

Fixed Maturities

        CIGNA’s fixed maturity investments, including policyholder share, as of December 31, 2002, constituted 68% of the Domestic Employee Benefits portfolios. As of that date, approximately 48% of fixed maturity investments was attributable to experience-rated pension contracts. CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments), by CIGNA (for private investments) or by the Securities Valuation Office of the National Association of Insurance Commissioners (for both public and private investments). For information about below investment grade holdings, see “Investment Assets” in the MD&A section of CIGNA’s Annual Report.

Mortgages and Real Estate

        CIGNA’s mortgage loan investments, including policyholder share, constituted 22% of the Domestic Employee Benefits portfolios as of December 31, 2002. As of that date, approximately 56% of mortgage loan investments was attributable to experience-rated pension contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests in fully completed and substantially leased commercial properties. Virtually all of CIGNA’s mortgage loans are bullet or balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

        CIGNA’s real estate investments, including policyholder share, constituted 1% of the Domestic Employee Benefits portfolios as of December 31, 2002. As of that date, 54% of real estate investments was attributable to experience-rated pension contracts.

        Real estate investments purchased by CIGNA are actively managed to maximize operating income. These investments consist primarily of stabilized commercial properties and are diversified relative to property type and location. CIGNA also acquires real estate through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. CIGNA sold $78 million of foreclosed properties in 2002 and $88 million in 2001 and expects to sell additional foreclosed properties in 2003.

Derivative Instruments

        CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize insurance customers’ market risks. For information about CIGNA’s use of derivative financial instruments, see Notes 2(B) and 7(G) to CIGNA’s 2002 Financial Statements included in its Annual Report.

        See “Investment Assets” in the MD&A section of, and Notes 2, 7, 8 and 9 to CIGNA’s 2002 Financial Statements included in its Annual Report for additional information about CIGNA’s investments.

        The following tables summarize the distribution of investments attributable to CIGNA’s Domestic Employee Benefits portfolios and the related net investment income from such investments. Approximately 49% of the investments in the Domestic Employee Benefits portfolios is attributable to experience-rated pension contracts with policyholders.

Domestic Employee Benefits Investments	As of December 31,

	2002	2001	2000

	(In millions)

Fixed maturities:
Bonds:
Consumer products	$3,949	$3,729	$2,684
Manufacturing	2,848	2,401	2,303
Finance	3,948	2,936	2,467
Energy	2,603	2,290	2,204
Public utilities	1,761	1,606	1,530
States, municipalities and political subdivisions	1,761	1,596	1,555
Transportation	1,321	1,277	1,258
U.S. government and government agencies and authorities	1,196	487	777
Foreign governments(1)	391	338	306
Other	937	613	394

Total bonds	20,715	17,273	15,478
Asset-backed securities:
United States government agencies, mortgage-backed	1,669	627	511
Other mortgage-backed	2,265	2,344	2,132
Other asset-backed	2,290	2,515	3,190
Redeemable preferred stocks	90	26	2

Total fixed maturities	27,029	22,785	21,313

Equity securities:
Common stocks:
Industrial and miscellaneous	232	325	430
Banks, trust and insurance companies	23	30	48
Public utilities	5	10	16

Total common stocks	260	365	494
Non-redeemable preferred stocks	6	12	19

Total equity securities	266	377	513

Mortgage loans:
Commercial:
Office buildings	3,749	4,086	4,127
Retail facilities	2,292	3,091	3,069
Apartments	1,177	1,313	1,262
Industrial	740	704	592
Hotels	592	544	599
Other	179	182	118

Total mortgages	8,729	9,920	9,767

Policy loans	2,399	2,766	2,924
Real estate	253	430	525
Other long-term investments	787	1,178	1,001
Short-term investments	49	26	119

Total investments	$39,512	$37,482	$36,162

_________________
These amounts do not include Separate Account assets. See Note 2(D) to the Financial Statements of CIGNA’s Annual Report for a discussion of the method of valuation of investments.
(1) Comprises fixed maturities of sovereign foreign governments.

Net Investment Income for Domestic Employee Benefits Investments	Year ended December 31,

	2002	2001	2000

	(In millions)

Fixed maturities	$1,723	$1,676	$1,637
Equity securities	8	9	10
Mortgage loans	707	772	773
Policy loans	177	208	201
Real estate	62	94	113
Other investments	66	101	119

Total	2,743	2,860	2,853
Less investment expenses	83	91	110

Net investment income, pre-tax	$2,660	2,769	$2,743

Net investment yield(1)	7.05%	7.58%	7.80%

_________________

(1)

The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

International Employee Benefits and Corporate Investments

In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio for CIGNA’s International Life, Health and Employee Benefits segment (“International”). Invested assets for International and unallocated corporate investments totaled $850 million as of December 31, 2002, $779 million as of December 31, 2001 and $3.6 billion as of December 31, 2000. Investments include U.S. and international fixed maturities, policy loans, mortgage loans and short-term investments. Net investment income from these investments and from cash and cash equivalents was $56 million for 2002, $73 million for 2001 and $197 million for 2000.

I. Regulation

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

        Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. CIGNA expects additional states to consider revising their solvency standards and guaranty fund legislation to encompass HMOs. For additional information about guaranty fund and other assessments, see Note 21 to CIGNA’s 2002 Financial Statements included in its Annual Report.

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

        In addition, various foreign jurisdictions prescribe minimum surplus requirements that are based upon liquidity and reserve coverage measures. As of December 31, 2002, CIGNA’s life and health insurance and HMO subsidiaries were adequately capitalized under applicable RBC and foreign surplus rules.

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

        CIGNA sells its products and services to sponsors of employee health care benefit plans that are typically governed by ERISA and, therefore, may be subject to requirements imposed by ERISA on plan fiduciaries and parties in interest. New ERISA regulations affecting claims and appeals procedures were implemented in 2002 for life, accident and disability and health care claims. These regulations required significant operational changes.

        CIGNA also participates in selected markets in health care programs sponsored by the federal government, including Medicare, Medicaid and the Federal Employee Health Benefits Program. In addition, CIGNA has contractual arrangements with the federal government by which CIGNA provides claims processing and other administrative services to the government with respect to certain Medicare claims. Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under the programs, including reimbursement claims as well as potential fines and penalties.

        For example, under Office of Personnel Management rules, CIGNA HMOs that contract to cover federal employees may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group. The federal government also requires Medicare and Medicaid providers to file detailed cost reports for health care services provided. These reports may be audited in subsequent years. See Section C “Employee Health Care, Life and Disability Benefits” on page 5 for additional information about CIGNA’s participation in government health-related programs.

        The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other federal statutes subject health care insurers and HMOs to federal regulation.

HIPAA imposes guaranteed issuance (for groups with 50 or fewer lives), renewal and portability requirements on health care insurers.

        HIPAA, through its “Administrative Simplification” provisions, also establishes new rules to standardize the electronic transmission of data and the codes relating to enrollment, eligibility, payment of claims and coordination of benefits among insurers, providers and health care clearinghouses.

        The compliance date for implementing these electronic transaction standards and code sets has been extended to October 16, 2003 for CIGNA based on CIGNA’s submission of a compliance plan, including a work plan and implementation strategy, to the Secretary of Health and Human Services. CIGNA is required to make significant systems enhancements to implement the electronic standards and code sets.

        Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. The new regulations specify a series of administrative, technical and physical security procedures. CIGNA has implemented certain security measures and planned others in anticipation of these rules.

        Regulations pursuant to HIPAA providing standards for the assignment of a unique national identifier for health plans and providers have been proposed. Final regulations requiring a unique national identifier for employer groups must be implemented by July 2004.

        Compliance with the privacy regulations under HIPAA is required by April 2003. These regulations cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. CIGNA is implementing significant systems enhancements, training and administrative efforts as well as modifications of contracts and interactions with its customers regarding the exchange of individually identifiable health care information in order to satisfy these regulations.

        In addition, increasing numbers of federal, state and foreign lawmakers and regulators have imposed or are seeking to impose new privacy standards. These standards affect how identifiable information about individuals may be handled, used and disclosed.

        CIGNA expects federal and state legislatures to continue efforts to increase regulation of the health care industry. In addition, private litigants, particularly those represented by a coalition of plaintiffs’ lawyers who have brought proposed class action lawsuits against CIGNA and health care industry competitors, have attempted to force changes in certain operational practices of the industry. See Section C “Employee Health Care, Life and Disability Benefits” on page 5 for additional information.

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

        Depending upon their nature, CIGNA’s investment management activities and products with United States jurisdictional contacts and its broker-dealer activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment-related activities and products. Investments made by United States insurance companies are subject to state insurance laws. Investment management activities and products outside the United States, and investments made by non-U.S. insurance companies outside the United States, are subject to local regulation. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions. In addition, a CIGNA subsidiary operates a federal savings bank, which is subject to federal regulation.

        CIGNA is also subject to Presidential Executive Order 13224 which prohibits U.S. entities from doing business with persons and entities (including terrorists) on a list maintained by the Office of Foreign Asset Control.

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

        Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. The principal agencies that rate CIGNA’s insurance subsidiaries characterize their insurance rating scales as follows:

•	A.M. Best Company, Inc. ("A.M. Best"), A++ to S ("Superior" to "Suspended");
•	Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest");
•	Standard & Poor's Corp. ("S&P"), AAA to R ("Extremely Strong" to "Regulatory Action"); and
•	Fitch, Inc. ("Fitch"), AAA to D ("Exceptionally Strong" to "Order of Liquidation").

        As of February 28, 2003, the insurance financial strength ratings for CG Life were as follows:

CG Life
Insurance Ratings(1)

A.M. Best	A
("Excellent,"
3rd of 16)

Moody's	A1
("Good,"
5th of 21)

S&P	A+
("Strong,"
5th of 21)

Fitch	AA-
("Very strong,"
4th of 24)

_________________

(1)

Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CG Life’s rating by A.M. Best is the 3rd highest rating awarded in its scale of 16).

        As of February 28, 2003, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A (“Excellent,” 3rd of 16), and by Moody’s was A2 (“Good,” 6th of 21).

        Debt ratings are assessments of the likelihood that a company will make timely payments of principal and interest. The principal agencies that rate CIGNA’s senior debt characterize their rating scales as follows:

•	Moody’s, Aaa to C (“Exceptional” to “Lowest”);
•	S&P, AAA to D (“Extremely Strong” to “Default”); and
•	Fitch, AAA to D (“Highest” to “Default”).

        The commercial paper rating scales for those agencies are as follows:

•	Moody’s, Prime-1 to Not Prime (“Superior” to “Not Prime”);
•	S&P, A-1+ to D (“Extremely Strong” to “Default”); and
•	Fitch, F-1+ to D (“Very Strong” to “Distressed”).

        As of February 28, 2003, the debt ratings obtained from the following agencies were as follows:

Debt Ratings(1) CIGNA CORPORATION

	Senior Debt	Commercial Paper

Moody's	Baa1	Prime-2
	("Adequate,"	("Strong,"
	8th of 21)	2nd of 4)

S&P	BBB+	A-2
	("Adequate,"	("Good,"
	8th of 22)	3rd of 7)

Fitch	A-	F-2
	("High,"	("Moderately Strong,"
	7th of 24)	3rd of 7)

(1)	Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the applicable agency’s rating scale.

        Ratings are reviewed routinely by the rating agencies and may be changed at their discretion.

K. Miscellaneous

        Portions of CIGNA’s insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

        CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2002. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

        CIGNA had approximately 41,200, 44,600, and 43,200 employees as of December 31, 2002, 2001 and 2000, respectively.

Item 2. PROPERTIES

        CIGNA’s headquarters are located in approximately 50,000 square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Group Insurance, CIGNA International, portions of CIGNA HealthCare and CIGNA’s staff support operations are located in leased premises of approximately 635,000 square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare is the primary occupant of a complex of buildings owned by CIGNA, aggregating approximately 1.4 million square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA Retirement & Investment Services leases approximately 336,000 square feet at 280 Trumbull Street, Hartford, Connecticut and approximately 35,000 square feet at Four Times Square, New York, New York. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 18 to CIGNA’s 2002 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.

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

        These federal cases against the Company are Shane v. Humana, Inc., et al. (CIGNA subsidiaries added as defendants in August 2000), Mangieri v. CIGNA Corporation  (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), and Pickney v. CIGNA Corporation and CIGNA Health Corporation (filed November 22, 1999, in the United States District Court for the Southern District of Mississippi). Plaintiffs in the Shane and Mangieri cases are physicians, and in the Pickney case, a health plan subscriber. These cases were transferred to the United States District Court for the Southern District of Florida, along with other cases against other managed care companies and similar cases subsequently filed against the Company in other federal courts, for consolidated pretrial proceedings.

        On September 26, 2002, the United States District Court for the Southern District of Florida denied class action certification to the health plan subscriber plaintiffs in the consolidated Pickney case, and certified a class of physician plaintiffs in the consolidated Shane and Mangieri cases. The U.S. Court of Appeals for the Eleventh Circuit has granted the defendant’s request for review of the decision to certify the physician class. The plaintiff’s request for reconsideration of the denial of class status to the subscriber class was denied by the district court, and the plaintiffs did not appeal.

        The Company was also a defendant in similar state court cases. On March 29, 2001, a trial judge in Madison County, Illinois certified a class of providers in Kaiser and Corrigan v. CIGNA Corporation, et al., a case alleging breach of contract and seeking increased reimbursements. An Amended Complaint in Kaiser included federal claims under ERISA and RICO, and the case was removed to federal court in Illinois, where a settlement agreement between the parties was filed on November 26, 2002. If approved, the agreement will encompass most of the claims brought on behalf of health care providers asserted in other state and federal jurisdictions, including the Shane and Mangieri cases. On February 21, 2003 the Judicial Panel for Multidistrict Litigation ordered the Illinois case to be transferred to the Florida federal court, which will decide whether the settlement should be approved. In connection with the Kaiser matter, CIGNA recognized an after-tax charge of $50 million ($77 million pre-tax) in the fourth quarter of 2002. As this matter has not been resolved, adjustments to this amount in future periods are possible.

        The Department of Justice and Office of Inspector General of the Department of Health and Human Services investigated a subsidiary of CIGNA, Lovelace Health Systems, Inc. (“Lovelace”) regarding Medicare cost reporting practices for the years 1990 through 1999. Medicare cost reports form the basis for reimbursements to Lovelace by the Centers for Medicare and Medicaid Services for Medicare covered services that Lovelace provides to eligible individuals. In 2002, CIGNA increased reserves for this matter by $9 million after-tax ($14 million pre-tax). This matter was resolved on December 4, 2002 by a settlement agreement between the parties.

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

        Several purported class action lawsuits have been filed against CIGNA and certain of its officers by individuals who seek to represent a class of purchasers of CIGNA securities from May 2, 2001 to October 24, 2002. The complaints allege, among other things, that the defendants violated SEC Rule 10b-5 by misleading CIGNA shareholders with respect to the company’s performance during the class period. Another purported class action lawsuit has been filed against CIGNA and certain officers by an individual who seeks to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001 to the present. The complaint asserts, among other things, that the same actions alleged in the shareholder suits violated ERISA. The complaints have been filed in the United States District Court for the Eastern District of Pennsylvania by the following individual plaintiffs on the dates indicated: Edward Kaminski (October 25, 2002); Jeffrey Lubin (October 29, 2002); Jean Mullin (October 29, 2002); Janis Dolan (October 31, 2002); Harvard Kolm (November 1, 2002); Joseph G. Blandford (December 6, 2002); Jeremy Schiff (December 13, 2002); and Donna Huntsman (February 4, 2003, the ERISA suit). Plaintiffs seek compensatory damages and attorneys’ fees and, in the ERISA suit, injunctive relief.

        On November 7, 2002, a purported shareholder derivative complaint nominally on behalf of CIGNA was filed in the United States District Court for the Eastern District of Pennsylvania by Evelyn Hobbs. The

complaint alleges breaches of fiduciary duty by CIGNA’s directors, including, among other things, their “failure to monitor, investigate and oversee Cigna’s management information system” and seeks compensatory and punitive damages. A similar complaint, filed on November 19, 2002 in the New Castle County (Delaware) Chancery Court by Jack Scott has been dismissed by the plaintiff and refiled in the United States District Court for the Eastern District of Pennsylvania so it can be consolidated with the Hobbs case and the shareholder cases.

        On December 18, 2001, Janice Amara filed a purported class action lawsuit in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan who earned certain Plan benefits prior to 1998. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, and that these conditions are not adequately disclosed to plan participants. The plaintiffs were granted class certification on December 20, 2002, and seek equitable relief.

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

ANDREA ANANIA, 50, Executive Vice President, Systems, beginning February 2001; Chief Information Officer since 1998; Senior Vice President, Systems, from 1998 until February 2001; and Senior Vice President, Operations and Technology, of CIGNA Retirement and Investment Services from 1996 until 1998.

MICHAEL W. BELL, 39, Executive Vice President and Chief Financial Officer of CIGNA beginning December 2002; Chief Financial Officer-elect from October 2002 until December 2002; President of CIGNA Group Insurance from July 2000 until October 2002; and Vice President of CIGNA Corporate Accounting and Planning from February 1997 until July 2000.

H. EDWARD HANWAY, 51, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; President and a Director of CIGNA since January 1999; Chief Operating Officer of CIGNA from January 1999 until January 2000; and President of CIGNA HealthCare from February 1996 until January 1999.

TERRY L. KENDALL, 56, President of CIGNA International since January 1999; Senior Vice President of CIGNA International from May 1998 until January 1999; and President and Chief Executive Officer of Golden American Life Insurance Company from September 1993 until April 1998. Golden American Life Insurance Company is a subsidiary of ING Group, a financial services company.

JOHN Y. KIM, 42, President of CIGNA Retirement and Investment Services since February 2002; President and Chief Executive

Officer of BondBook LLC from January 2001 until February 2002; and President and Chief Executive Officer and Chief Investment Officer of Aeltus Investment Management from October 1995 until January 2001. BondBook LLC was an electronic corporate bond trading firm. Aeltus Investment Management is an investment management subsidiary of ING Group.

DONALD M. LEVINSON, 57, Executive Vice President of CIGNA since 1988, with responsibility for Human Resources and Services.

ROBERT G. ROMASCO, 55, Executive Vice President and Chief Marketing Officer beginning February 2002; President and Chief Executive Officer of JCPenney Direct Marketing Services from January 1999 until June 2001; Senior Vice President, Corporate Marketing of American Century Investments from September 1993 to July 1998. JCPenney Direct Marketing Services is a provider of life and supplemental insurance products and consumer service programs. American Century Investments is a financial services company.

JUDITH E. SOLTZ, 56, Executive Vice President and General Counsel beginning February 2001; Senior Vice President and Associate General Counsel, 1998 until February 2001; and Vice President, Corporate Tax, 1990 until 1998.

PATRICK E. WELCH, 56, President of CIGNA HealthCare beginning May 2002; and Chairman, President and Chief Executive Officer of National Life Insurance Company from February 1997 until May 2002. National Life Insurance Company is a financial services company.

GREGORY H. WOLF, 46, President of CIGNA Group Insurance beginning October 2002; President of CIGNA Small Case Business Development from September 2001 until October 2002; Chairman and Chief Executive Officer of nextHR.com from January 2000 until July 2001; and President, Chief Executive Officer and Director of Humana, Inc. from December 1997 until August 1999. Humana, Inc. is a provider of managed health care products and services.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information under the caption “Quarterly Financial Data — Stock and Dividend Data” and under the caption “Stock Listing” in CIGNA’s Annual Report is incorporated by reference, as is the information from Note 11 to CIGNA’s 2002 Financial Statements and the number of shareholders of record as of December 31, 2002 under the caption “Highlights” in CIGNA’s Annual Report.

Item 6. SELECTED FINANCIAL DATA

        The five-year financial information under the caption “Highlights” in CIGNA’s Annual Report is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in the MD&A Section of CIGNA’s Annual Report is incorporated by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption “Market Risk of Financial Instruments” in the MD&A section of CIGNA’s Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        CIGNA’s Consolidated Financial Statements and the report of its independent accountants in CIGNA’s Annual Report are incorporated by reference, as is the unaudited information set forth under the caption “Quarterly Financial Data —Consolidated Results”.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

        The information under the captions “Management’s nominees for terms to expire in April 2005” and “Directors who will continue in office” in CIGNA’s proxy statement to be dated on or about March 21, 2003 is incorporated by reference.

B. Executive Officers of the Registrant

        See PART I – “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

        The information under the captions “Executive Compensation” and “Non-employee director compensation” in CIGNA’s proxy statement to be dated on or about March 21, 2003 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions “Stock held by directors and executive officers as of January 31, 2003” and “Largest Security Holders” in CIGNA’s proxy statement to be dated on or about March 21, 2003 is incorporated by reference.

        The following table presents information regarding CIGNA’s equity compensation plans as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	14,354,000	$ 88.71	13,381,000	(1)

Equity compensation plans not approved by security holders	0	N/A	N/A	(2)

Total	14,354,000	$ 88.71	13,381,000	(1)(2)

(1)

New directors of CIGNA are entitled to receive 4,500 restricted shares of CIGNA common stock, which shares do not reduce the number of shares available for future issuance under any equity compensation plan.

(2)

Pursuant to the Stock Compensation Plan for Non-Employee Directors of CIGNA Corporation described below, no maximum number of shares has been authorized for issuance under this plan. In 2002, 1,100 shares were issued under this plan.

Description of Equity Compensation Plan Adopted Without Shareholder Approval

        The Stock Compensation Plan for Non-Employee Directors of CIGNA Corporation provides that at least half of each director’s annual retainer for board service must be paid in shares of CIGNA common stock or common stock equivalents. The balance of the annual retainer, and any other retainer or fee received for board service, may be paid in cash, CIGNA common stock, common stock equivalents or deferred cash compensation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption “Transactions with affiliates” in CIGNA’s proxy statement to be dated on or about March 21, 2003 is incorporated by reference.

Item 14. CONTROLS AND PROCEDURES

        Based on an evaluation of the effectiveness of the design and operation of CIGNA’s disclosure controls and procedures that occurred within 90 days prior to the filing of this report, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that CIGNA’s disclosure controls and procedures are an effective means of ensuring that all material information required to be disclosed in this annual report has been made known to them.

        There have been no significant changes in CIGNA’s internal controls or in other factors that could significantly affect internal controls subsequent to date of the evaluation referred to in this Item 14.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        A. (1) The following financial statements have been incorporated by reference from CIGNA's Annual Report:

        Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

        Consolidated Balance Sheets as of December 31, 2002 and 2001.

        Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

        Notes to the Financial Statements.

        Report of Independent Accountants, PricewaterhouseCoopers LLP.

        (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

        (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

        B. During the last quarter of the fiscal year ended December 31, 2002, the registrant filed a Report on Form 8-K dated October 18, 2002 regarding a third quarter charge related to run-off reinsurance operations, a Report on Form 8-K dated October 24, 2002 preannouncing its third quarter results and revising its 2002 outlook, a Report on Form 8-K dated October 25, 2002 providing its 2003 outlook and announcing a October 28 conference call; a Report on Form 8-K dated November 1, 2002 reporting its third quarter 2002 results; a Report on Form 8-K dated November 26, 2002 announcing CIGNA HealthCare’s agreement with physicians to improve relations and end lawsuits; a Report on Form 8-K dated December 3, 2002 regarding Regulation FD disclosure; a Report on Form 8-K dated December 9, 2002 regarding Regulation FD disclosure, a Report on Form 8-K dated December 12, 2002 regarding Regulation FD disclosure, and a Report on Form 8-K dated December 20, 2002 regarding Regulation FD disclosure.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its undersigned, thereunto duly authorized.

Date: February 28, 2003

CIGNA Corporation

By: /s/ Michael W. Bell
Michael W. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Directors:*

H. Edward Hanway*	Robert H. Campbell
Chairman, Chief Executive Officer	Fred Hassan
and a Director	Peter N. Larson
Joseph M. Magliochetti
Joseph Neubauer
Charles R. Shoemate
Louis W. Sullivan, M.D.
Harold A. Wagner
Carol Cox Wait
Marilyn Ware

Principal Accounting Officer:

/s/ James A. Sears
James A. Sears
Vice President and
Chief Accounting Officer
Date: February 28, 2003
*By:
/s/ Carol J. Ward
Carol J. Ward
Attorney-in-Fact
Date: February 28, 2003

CERTIFICATIONS

I, H. EDWARD HANWAY, certify that:

1.	I have reviewed this annual report on Form 10-K of CIGNA Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ H. Edward Hanway
Title: Chief Executive Officer

CERTIFICATIONS

I, MICHAEL W. BELL, certify that:

1.	I have reviewed this annual report on Form 10-K of CIGNA Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ Michael W. Bell
Title: Chief Financial Officer

CIGNA CORPORATION AND SUBSIDIARIES

        Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA’s Annual Report.

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements referred to in our report dated February 6, 2003 appearing in the 2002 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements referred to above, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 6, 2003

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2002
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$956	$1,197	$1,197
States, municipalities and political subdivisions	1,612	1,761	1,761
Foreign governments	751	825	825
Public utilities	1,708	1,761	1,761
All other corporate bonds	14,833	15,945	15,945
Asset-backed securities:
United States government agencies,
mortgage-backed	1,638	1,669	1,669
Other mortgage-backed	2,158	2,265	2,265
Other asset-backed	2,205	2,290	2,290
Redeemable preferred stocks	87	90	90

Total fixed maturities	25,948	27,803	27,803

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	209	258	258
Banks, trust and insurance companies	17	25	25
Public utilities	6	6	6
Non-redeemable preferred stocks	7	6	6

Total equity securities	239	295	295

Mortgage loans on real estate	8,729		8,729
Policy loans	2,405		2,405
Real estate investments (including $94 million of
real estate acquired in satisfaction of debt)	253		253
Other long-term investments	791		791
Short-term investments	86		86

Total investments	$38,451		$40,362

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,

	2002	2001	2000

Intercompany income	$-	$1	$1

Total revenues	-	1	1

Operating expenses:
Interest	120	117	102
Intercompany interest	95	176	258
Other	(4)	24	12

Total operating expenses	211	317	372

Loss before income taxes	(211)	(316)	(371)
Income tax benefit	(68)	(98)	(98)

Loss of parent company	(143)	(218)	(273)
Equity in income (loss) of subsidiaries from
continuing operations	(254)	1,189	1,254

Income (loss) from continuing operations	(397)	971	981
Income (loss) from discontinued operations	(1)	18	6

Net income (loss)	$(398)	$989	$987

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,

		2002		2001

Assets:
Cash and cash equivalents		$1		$1
Investments in subsidiaries from continuing
operations		10,818		11,491
Other assets		443		129
Net assets of discontinued operations		125		117

Total assets		$11,387		$11,738

Liabilities:
Intercompany		$4,040		$4,463
Short-term debt		126		36
Long-term debt		1,500		1,626
Other liabilities		1,854		558

Total liabilities		7,520		6,683

Shareholders' Equity:
Common stock (shares issued, 273; 271)		68		68
Additional paid-in capital		3,212		3,093
Net unrealized appreciation -- fixed maturities	$512		$189
Net unrealized appreciation -- equity securities	26		50
Net unrealized appreciation -- derivatives	6		10
Net translation of foreign currencies	(32)		(26)
Minimum pension liability adjustment	(714)		(76)

Accumulated other comprehensive income
(loss)		(202)		147
Retained earnings		9,299		9,882
Less treasury stock, at cost		(8,510)		(8,135)

Total shareholders' equity		3,867		5,055

Total liabilities and shareholders' equity		$11,387		$11,738

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(397)	$971	$981
Adjustments to reconcile income (loss) from continuing
operations to net cash provided by operating activities:
Equity in (income) loss of subsidiaries - continuing
operations	254	(1,189)	(1,254)
Dividends received from subsidiaries - continuing
operations	700	874	906
Other liabilities	345	250	-
Other, net	14	(50)	14

Net cash provided by operating activities of
continuing operations	916	856	647

Cash Flows from Investing Activities:
Capital contributions to subsidiaries - continuing
operations	-	(6)	-
Other, net	15	11	-

Net cash provided by investing activities of
continuing operations	15	5	-

Cash Flows from Financing Activities:
Net change in intercompany debt	(423)	82	1,230
Issuance of long-term debt	-	493	-
Repayment of long-term debt	(36)	(145)	(53)
Repurchase of common stock	(355)	(1,139)	(1,696)
Issuance of common stock	68	38	72
Common dividends paid	(185)	(190)	(200)

Net cash used in financing activities of
continuing operations	(931)	(861)	(647)
Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	1	1	1

Cash and cash equivalents, end of year	$1	$1	$1

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

Note 1—	For purposes of these condensed financial statements, CIGNA Corporation’s wholly owned subsidiaries are recorded using the equity basis of accounting.

Note 2—	Short-term and long-term debt consisted of the following at December 31:

(In millions)	2002	2001

Short-term
Current maturities of long-term debt	126	36

Total short-term debt	$126	$36

Long-term
Uncollateralized debt:
7.4% Notes due 2003	$--	$100
6 3/8% Notes due 2006	100	100
7.4% Notes due 2007	300	300
8 1/4% Notes due 2007	100	100
7% Notes due 2011	250	250
6.375% Notes due 2011	250	250
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7 7/8% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
Medium-term Notes	--	26

Total long-term debt	$1,500	$1,626

CIGNA Corporation’s medium-term notes have original maturity dates ranging from approximately eight to ten years, and interest rates ranging from 6.6% to 8.0%. The weighted average interest rate on CIGNA’s outstanding medium-term notes was 7.5% at December 31, 2002 and 7.3% at December 31, 2001.

CIGNA Corporation issued the following debt securities in 2001:

•	$250 million of 7% notes due in 2011, issued in January;
•	$250 million of 6.375% notes due in 2011, issued in October.

As of December 31, 2002, CIGNA Corporation had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions): $126 in 2003, none in 2004 and 2005, $100 in 2006, $400 in 2007, and the remainder in years after 2007.

Interest paid on short- and long-term debt amounted to $120 million, $109 million and $103 million for 2002, 2001 and 2000, respectively.

Note 3—	As of December 31, 2002, CIGNA Corporation had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•

In March 2002, CIGNA Corporation entered into a syndicated bank letter of credit agreement of $650 million in support of an internal reinsurance arrangement associated with obligations of a subsidiary. This reinsurance arrangement was terminated as of July 1, 2002, and no letters of credit are currently issued under this agreement.

•

CIGNA Corporation has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary, in the amount of $185 million. These letters of credit secure the payment of insureds’claims from run-off reinsurance operations. CIGNA Corporate has agreed to indemnify the banks providing the letters of credit in the event of any draw. As of December 31, 2002 approximately $140 million of letters of credit are issued.

•

Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, CIGNA Corporation guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2002 was approximately $7 million.

•	CIGNA Corporation also provides solvency guarantees aggregating approximately $60 million under state and federal regulations in support of its indirect wholly owned medical HMOs in several states.

Through December 31, 2002, no payments have been made on these guarantees and none are pending. CIGNA Corporation provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to CIGNA Corporation’s results of operations, liquidity or financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Unpaid claims and claim expenses

Year Ended December 31, 2001:
Employee Health Care, Life and Disability Benefits	$45	$4,480	$3,466
Employee Retirement Benefits and Investment Services	214	23,208	35
International Life, Health and Employee Benefits	229	632	135
Run-off Reinsurance Operations	-	1,702	759
Other Operations	6	11,200	140
Corporate	-	-	-

Total	$494	$41,222	$4,535

Year Ended December 31, 2001:
Employee Health Care, Life and Disability Benefits	$44	$4,550	$2,948
Employee Retirement Benefits and Investment Services	209	22,264	20
International Life, Health and Employee Benefits	188	508	139
Run-off Reinsurance Operations	-	555	709
Other Operations	7	11,607	134
Corporate	-	-	-

Total	$448	$39,484	$3,950

Year Ended December 31, 2000:
Employee Health Care, Life and Disability Benefits	$42	$4,589	$2,982
Employee Retirement Benefits and Investment Services	191	20,571	21
International Life, Health and Employee Benefits	811	3,007	804
Run-off Reinsurance Operations	1	619	802
Other Operations	7	12,069	153
Corporate	-	-	-

Total	$1,052	$40,855	$4,762

Unearned premiums	Premiums and fees (1)	Net investment income (2)	Benefits, losses and settlement expenses (1)	Policy acquisition expenses	Other operating expenses

$224	$14,336	$558	$10,310	$67	$4,577
3	336	1,649	1,315	57	286
13	811	51	472	121	223
3	138	44	1,761	-	70
-	116	409	456	1	134
-	-	5	-	-	67

$243	$15,737	$2,716	$14,314	$246	$5,357

$218	$13,459	$599	$9,488	$26	$4,110
1	322	1,668	1,338	49	294
14	788	49	481	161	196
4	148	52	154	-	78
-	143	450	515	1	158
-	-	24	-	-	89

$237	$14,860	$2,842	$11,976	$237	$4,925

$203	$12,959	$604	$9,323	$16	$3,637
2	350	1,617	1,306	43	258
355	2,042	148	1,451	206	463
23	365	63	470	2	151
-	146	459	509	1	139
-	-	49	-	-	64

$583	$15,862	$2,940	$13,059	$268	$4,712

________________________________

(1)	Amounts presented are shown net of the effects of reinsurance. See Note 17 to the Financial Statements included in CIGNA's 2002 Annual Report.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2002:
Life insurance in force	$334,831	$59,752	$181,830	$456,909	39.8%

Premiums and fees:
Life insurance and annuities	$2,205	$464	$536	$2,277	23.5%
Accident and health insurance	13,483	84	61	13,460.5

Total	$15,688	$548	$597	$15,737	3.8%

Year Ended December 31, 2001:
Life insurance in force	$437,592	$69,833	$172,378	$540,137	31.9%

Premiums and fees:
Life insurance and annuities	$2,331	$473	$592	$2,450	24.2%
Accident and health insurance	12,497	239	152	12,410	1.2

Total	$14,828	$712	$744	$14,860	5.0%

Year Ended December 31, 2000:
Life insurance in force	$472,926	$88,561	$174,538	$558,903	31.2%

Premiums and fees:
Life insurance and annuities	$3,746	$678	$900	$3,968	22.7%
Accident and health insurance	11,847	226	273	11,894	2.3

Total	$15,593	$904	$1,173	$15,862	7.4%

CIGNA CORPORATION

SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2002:
Investment asset valuation reserves:
Mortgage loans	$15	$9	$14	$(27)	$11
Real estate	45	17	24	(65)	21
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	43	36	-	(24)	55
Deferred tax asset valuation
allowance	91	58	-	-	149
Reinsurance recoverables	-	150	-	(1)	149

2001:
Investment asset valuation reserves:
Mortgage loans	$37	$2	$3	$(27)	$15
Real estate	22	12	27	(16)	45
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	54	(2)	4	(13)	43
Deferred tax asset valuation
allowance	91	-	-	-	91
Reinsurance recoverables	-	-	-	-	-

2000:
Investment asset valuation reserves:
Mortgage loans	$11	$13	$19	$(6)	$37
Real estate	38	7	10	(33)	22
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	65	9	(3)	(17)	54
Deferred tax asset valuation
allowance	92	(1)	-	-	91
Reinsurance recoverables	-	-	-	-	-

________________________________

(1)	Change in valuation reserves attributable to policyholder contracts.
(2)	Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.

INDEX TO EXHIBITS

Number		Description	Method of Filing
3.1		Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed as Exhibit 3 to the registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated December 11, 2000	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
4	(a)	Amended and Restated Shareholder Rights Agreement dated as of July 22, 1998 between CIGNA Corporation and First Chicago Trust Company of New York	Filed as Item 1 and Exhibit 1 to the registrant's Form 8-A/A Amendment No. 1 dated July 22, 1998 and incorporated herein by reference.
	(b)	Amendment No. 1 dated as of December 14, 1998 to the Amended and Restated Shareholder Rights Agreement	Filed as Item 1 and Exhibit 1 to the registrant's Form 8-A/A Amendment No. 2 dated December 14, 1998 and incorporated herein by reference.
	(c)	Amendment No. 2 dated as of December 31, 2001 to the Amended and Restated Shareholder Rights Agreement	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

Exhibits 10.1 through 10.24 are filed as exhibits pursuant to Item 14(c) of Form 10-K.

10.1		Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.2		Retirement and Consulting Plan for Directors of CIGNA Corporation, as amended and restated May 29, 1991	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.3		Restated Restricted Stock Plan for Non-Employee Directors of CIGNA Corporation dated as of April 22, 1998	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
10.4		Description of Stock Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated effective July 1, 2001	Filed As Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.5	(a)	CIGNA Corporation Stock Plan, as amended and restated through February 24, 1999	Filed as Exhibit 10.5 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

	(b)	Amendment No. 1 dated as of July 31, 2000 to the CIGNA Corporation Stock Plan	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
10.6	(a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed as Exhibit 10.7(a) to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
	(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed as Exhibit 10.7(b) to the registrant's Form 10-K for the year ended December 3, 1999 and incorporated herein by reference.
10.7		CIGNA Executive Incentive Plan, as amended and restated January 1, 2002	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
10.8	(a)	CIGNA Long-Term Incentive Plan, as amended and restated January 1, 2000	Filed as Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A dated March 22, 2000 and incorporated herein by reference
	(b)	Amendment No. 1 dated as of July 31, 2000 to the CIGNA Long-Term Incentive Plan	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference
10.9		CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
10.10	(a)	CIGNA Supplemental Pension Plan, as amended and restated August 1, 1998	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
	(b)	Amendment No. 1 dated December 21, 1999 to the CIGNA Supplemental Pension Plan, as amended and restated effective August 1, 1998	Filed as Exhibit 10.11(b) to the registrant's Form 10-K for the year ended December 21,1999 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension Plan as amended and restated August 1, 1998	Filed as Exhibit 10.11(c) to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.11		Description of CIGNA Corporation Financial Services Program	Filed as Exhibit 10.12 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.12		Description of the CIGNA Corporation Key Management Annual Incentive Bonus Plan	Filed as Exhibit 10.13 to the registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.13	Special Retention Agreement dated January 25, 1995 with Mr. Stewart	Filed as Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.14	Special Retention Agreement dated March 27, 1996 with Mr. Levinson	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.15	Form of Non-Compete Agreement dated December 8, 1997 with Messrs. Hanway and Levinson	Filed herewith.
10.16	Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.17	Special Incentive Agreement with Mr. Stewart dated March 17, 1998	Filed herewith.
10.18	Special Incentive Agreement with Mr. Levinson dated March 17, 1998	Filed herewith.
10.19	Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed herewith.
10.20	Non-Compete Agreement and Description of Supplemental Pension Arrangement with Mr. Pastore dated November 14, 1997	Filed as Exhibit 10.21 to the registrant's Form 10-K for the period ended December 31, 2001 and incorporated herein by reference.
10.21	Agreement dated July 25, 2002 with Mr. Pastore	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
10.22	Arrangements relating to Mr. Welch’s compensation and pension	Filed herewith.
10.23	Agreement and Release dated December 16, 2002 with Mr. Stewart	Filed herewith.
10.24	Arrangements relating to Mr. Kim’s compensation	Filed herewith.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
13	Portions of registrant's 2002 Annual Report to Shareholders (Entire Annual Report bound in printed versions of Form 10-K)	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Accountants	Filed herewith.
24.1	Powers of Attorney	Filed herewith.
24.2	Certified Resolutions	Filed herewith.
99.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to 18 U.S.C. Section 1350	Filed herewith.

        The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

        Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, Two Liberty Place, 1601 Chestnut Street, P.O. Box 7716, Philadelphia, PA 19192.