Form 10-Q
period 2003-03-31
CIGNA CORP
filed 2003-05-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                                                                      Yes  x   No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                      Yes  x   No

        As of March 31, 2003, 140,198,196 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended March 31,
	2003	2002

REVENUES
Premiums and fees	$3,915	$3,953
Net investment income	658	690
Other revenues	358	225
Realized investment losses	(31)	(88)

Total revenues	4,900	4,780

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,249	3,153
Policy acquisition expenses	59	54
Other operating expenses	1,310	1,242

Total benefits, losses and expenses	4,618	4,449

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	282	331

Income taxes (benefits):
Current	(71)	158
Deferred	165	(45)

Total taxes	94	113

INCOME FROM CONTINUING OPERATIONS	188	218
INCOME FROM DISCONTINUED OPERATIONS	48	-

NET INCOME	$236	$218

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS	$1.35	$1.54
INCOME FROM DISCONTINUED OPERATIONS	0.34	-

NET INCOME	$1.69	$1.54

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS	$1.34	$1.52
INCOME FROM DISCONTINUED OPERATIONS	0.34	-

NET INCOME	$1.68	$1.52

DIVIDENDS DECLARED PER SHARE	$0.33	$0.33

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of March 31, 2003		As of December 31, 2002

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $25,932; $25,948)		$27,963		$27,803
Equity securities, at fair value (cost, $231; $239)		282		295
Mortgage loans		8,745		8,729
Policy loans		2,169		2,405
Real estate		303		253
Other long-term investments		723		791
Short-term investments		24		86

Total investments		40,209		40,362
Cash and cash equivalents		2,061		1,575
Accrued investment income		538		504
Premiums, accounts and notes receivable		3,053		3,206
Reinsurance recoverables		6,682		6,775
Deferred policy acquisition costs		514		494
Property and equipment		1,039		1,078
Deferred income taxes		1,048		1,257
Goodwill		1,620		1,620
Other assets, including other intangibles		661		624
Separate account assets		31,559		31,255
Assets of discontinued operations		-		200

Total assets		$88,984		$88,950

LIABILITIES
Contractholder deposit funds		$28,953		$29,374
Unpaid claims and claim expenses		4,490		4,535
Future policy benefits		11,787		11,848
Unearned premiums		266		243

Total insurance and contractholder liabilities		45,496		46,000
Accounts payable, accrued expenses and other liabilities		6,241		6,123
Short-term debt		10		130
Long-term debt		1,500		1,500
Nonrecourse obligations		43		-
Separate account liabilities		31,559		31,255
Liabilities of discontinued operations		-		75

Total liabilities		84,849		85,083

CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 274; 273)		68		68
Additional paid-in capital		3,241		3,212
Net unrealized appreciation, fixed maturities	$580		$512
Net unrealized appreciation, equity securities	23		26
Net unrealized appreciation, derivatives	4		6
Net translation of foreign currencies	(18)		(32)
Minimum pension liability adjustment	(714)		(714)

Accumulated other comprehensive income (loss)		(125)		(202)
Retained earnings		9,489		9,299
Less treasury stock, at cost		(8,538)		(8,510)

Total shareholders' equity		4,135		3,867

Total liabilities and shareholders' equity		$88,984		$88,950

SHAREHOLDERS' EQUITY PER SHARE		$29.49		$27.75

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended March 31,	2003		2002

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$68		$68

Additional paid-in capital, January 1		3,212		3,093
Issuance of common stock for employee benefits plans		29		64

Additional paid-in capital, March 31		3,241		3,157

Accumulated other comprehensive income (loss), January 1		(202)		147
Net unrealized appreciation (depreciation), fixed maturities	$68	68	$(89)	(89)
Net unrealized appreciation (depreciation), equity securities	(3)	(3)	14	14

Net unrealized appreciation (depreciation) on securities	65		(75)
Net unrealized depreciation, derivatives	(2)	(2)	(3)	(3)
Net translation of foreign currencies	14	14	(8)	(8)

Other comprehensive income (loss)	77		(86)

Accumulated other comprehensive income (loss), March 31		(125)		61

Retained earnings, January 1		9,299		9,882
Net income	236	236	218	218
Common dividends declared		(46)		(47)

Retained earnings, March 31		9,489		10,053

Treasury stock, January 1		(8,510)		(8,135)
Repurchase of common stock		-		(131)
Other treasury stock transactions, net		(28)		(31)

Treasury stock, March 31		(8,538)		(8,297)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$313	$4,135	$132	$5,042

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$188	$218
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(63)	401
Reinsurance recoverables	59	(98)
Deferred policy acquisition costs	(19)	(11)
Premiums, accounts and notes receivable	(16)	(365)
Accounts payable, accrued expenses and other liabilities	(6)	17
Current income taxes	227	103
Deferred income taxes	165	(45)
Realized investment losses	31	88
Depreciation and amortization	63	60
Gains on sales of businesses (excluding discontinued operations)	(17)	(18)
Other, net	(60)	6

Net cash provided by operating activities of continuing operations	552	356

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,616	525
Equity securities	7	60
Mortgage loans	319	263
Other (primarily short-term investments)	1,198	759
Investment maturities and repayments:
Fixed maturities	683	604
Mortgage loans	217	165
Investments purchased:
Fixed maturities	(2,258)	(1,542)
Equity securities	(26)	(34)
Mortgage loans	(498)	(195)
Other (primarily short-term investments)	(1,027)	(657)
Proceeds on sale of business	209	-
Property and equipment, net	(26)	(68)
Other, net	-	(4)

Net cash provided by (used in) investing activities of continuing operations	414	(124)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	1,679	1,424
Withdrawals and benefit payments from contractholder deposit funds	(1,993)	(1,783)
Net change in short-term debt	(3)	(16)
Repayment of long-term debt	(117)	-
Repurchase of common stock	-	(134)
Issuance of common stock	-	25
Common dividends paid	(46)	(46)

Net cash used in financing activities of continuing operations	(480)	(530)

Effect of foreign currency rate changes on cash and cash equivalents	-	1
Net cash from discontinued operations	-	(5)

Net increase (decrease) in cash and cash equivalents	486	(302)
Cash and cash equivalents, beginning of period	1,575	1,918

Cash and cash equivalents, end of period	$2,061	$1,616

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net of refunds	$(300)	$56
Interest paid	$28	$28

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation and all significant subsidiaries, which are referred to collectively as “CIGNA.” Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States.

The interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s 2002 Annual Report to Shareholders and Form 10-K for the year ended 2002.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating results for the full year based on interim results of operations.

Results of operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system and subsidiary of CIGNA, are reported as discontinued operations because CIGNA sold that business in January 2003 (see Note 4). Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations. Certain other reclassifications have also been made to prior year amounts to conform to the 2003 presentation.

NOTE 2 – RECENT ACCOUNTING
PRONOUNCEMENTS

Consolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” that provides criteria for consolidating certain entities based on majority ownership of expected losses or residual returns and must be implemented by July 1, 2003. CIGNA is currently evaluating the potential effects on its consolidated financial statements of implementing this guidance. It is possible that CIGNA could record additional assets and liabilities of up to the following approximate amounts: real estate joint venture assets and liabilities of $420 million each, including $320 million of liabilities for which there is no recourse to CIGNA; investment partnership assets and nonrecourse liabilities of $25 million each; and separate trust arrangement assets and nonrecourse liabilities of $60 million each. In the unlikely event that all of the underlying assets of these entities had no value and all other owners failed to meet their obligations, CIGNA estimates that its maximum exposure to loss would approximate $375 million, primarily representing the net carrying value of CIGNA’s investments in these entities at March 31, 2003. However, CIGNA expects to recover the recorded amounts of investments in these entities.

Stock compensation. In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 requires companies using the intrinsic value method of accounting for stock-based compensation to disclose, on a quarterly basis, the effect on reported net income and earnings per share if compensation expense was based on the fair value method of accounting for all stock awards. The following table illustrates the effect to CIGNA’s reported net income and earnings per share (using the Black-Scholes option-pricing model for stock options).

	Three Months Ended March 31,

(In millions, except per share amounts)	2003	2002

Net income, as reported	$236	$218
Compensation expense for restricted
stock grants at fair value, net of taxes,
included in net income as reported	4	4
Total compensation expense for stock
options and restricted stock grants under
fair value method for all awards, net of
taxes	(13)	(15)

Pro forma net income	$227	$207

Net income per share:
Basic - as reported	$1.69	$1.54
Basic - pro forma	$1.63	$1.46
Diluted - as reported	$1.68	$1.52
Diluted - pro forma	$1.62	$1.44

Derivative instruments. In April 2003, the FASB issued an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and finalized a SFAS No. 133 implementation issue. CIGNA will review the provisions of this amendment, which is required to be implemented in the third quarter of 2003, but has not yet determined the effect of implementation, if any. The implementation issue requires companies to recognize an embedded derivative at fair value for certain contractual features that include the risk of changes in credit quality of a pool of assets (such as fixed maturities and mortgage loans). CIGNA is reviewing its contractholder and reinsurance liabilities, but has not yet determined the effect of implementing the issue, which will be required in the fourth quarter of 2003.

NOTE 3 – SPECIALTY LIFE REINSURANCE CONTRACTS

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market risks as a result of this product.

In the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market risks associated with this business by selling exchange-traded futures contracts and, potentially, other instruments, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. For further information and details on CIGNA’s exposures, the program adopted to reduce these exposures and reserve assumptions relating to these specialty life reinsurance contracts, refer to Note 3 of CIGNA’s 2002 Annual Report to Shareholders.

CIGNA had future policy benefit reserves for these specialty life reinsurance contracts of approximately $1.4 billion as of March 31, 2003, and as of December 31, 2002.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates. Management believes the current assumptions and other considerations used to estimate reserves for these liabilities are appropriate. CIGNA continues to perform regular reserve reviews, using historical and emerging experience with respect to these reserve assumptions and considerations. CIGNA expects to complete another in-depth reserve review in the second quarter of 2003. If actual experience differs from the assumptions and other considerations used in estimating these reserves (including lapse, partial surrender, mortality, interest rates and volatility), the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

As of March 31, 2003, the aggregate fair value of the underlying mutual fund investments was approximately $47 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.5 million annuitants had died on that date) was approximately $24.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures contract positions held by CIGNA at March 31, 2003, was $2.0 billion.

To support its program to reduce equity risk associated with this business, CIGNA expects to adjust the futures contract positions and enter into other positions over time to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For the first quarter of 2003, CIGNA recorded a pre-tax gain of $56 million in other revenues to reflect the increase in the fair values of futures contracts. A corresponding expense reflecting the increase in liabilities for the specialty life reinsurance contracts is included in benefits, losses and settlement expenses.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 11 for further information.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Lovelace Health Systems. In January 2003, CIGNA sold the operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan. The sale generated an after-tax gain of $32 million, which is reported in discontinued operations. In the fourth quarter of 2002, CIGNA began reporting this business as discontinued operations and prior year financial information has been reclassified.

Sale of Brazilian health care operations. In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations. Because revenues, expenses and results of operations of the Brazilian health care operations are not material to CIGNA’s consolidated financial statements, prior year financial information has not been reclassified to discontinued operations.

Summarized financial data for discontinued operations are outlined below:

	Three Months Ended March 31,
(In millions)	2003	2002

Income Statement Data
Revenues	$--	$137

Loss before income tax benefits	$(3)	$--
Income tax benefits	(1)	--

Loss from operations	(2)	$--

Gains on sales, net of taxes of $25	50	$--

Income from discontinued operations	$48	$--

December 31,
(In millions)	2002

Balance Sheet Data
Cash	$23
Accounts receivable	34
Property and equipment	94
Goodwill and other assets	49

Total assets	$200

Insurance liabilities	$47
Accounts payable and other liabilities	28

Total liabilities	$75

NOTE 5 – RESTRUCTURING PROGRAMS

Fourth quarter 2002 program. In the fourth quarter of 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized in other operating expenses an after-tax charge of $97 million ($151 million pre-tax) in the Employee Health Care, Life and Disability Benefits segment. The after-tax charge consisted of $74 million of severance costs ($116 million pre-tax), $22 million in real estate costs ($34 million pre-tax) related to vacating certain leased facilities and $3 million ($4 million pre-tax) of asset impairment charges. These amounts were partially offset by a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. This benefit cost reduction continues in 2003 as employees are terminated, and is estimated to be approximately $10 million after-tax ($15 million pre-tax) for the full year of 2003. In the first quarter of 2003, CIGNA recorded a gain of $4 million after-tax ($6 million pre-tax) for other postretirement benefits for employees terminated in the first quarter of 2003.

The severance charge reflected the expected reduction of approximately 3,900 employees. As part of the plan, CIGNA expects to hire approximately 650 employees to support newly consolidated operations, thereby resulting in a net reduction of approximately 3,250 employees under this program. As of March 31, 2003, approximately 2,200 employees had been terminated under the program (including approximately 700 employees terminated in 2002).

CIGNA expects this restructuring program to be substantially completed by year end 2003. The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	3,177	$112	$34	$146
First quarter 2003 activity:
Employees	(1,495)	(28)		(28)
Lease costs			(1)	(1)

Balance as of
March 31, 2003	1,682	$84	$33	$117

Fourth quarter 2001 program. In the fourth quarter of 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. This restructuring program was completed in the first quarter of 2003. The table below shows CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	155	$14	$23	$37
First quarter 2003 activity:
Employees	(155)	(10)		(10)
Lease costs			(2)	(2)

Balance as of
March 31, 2003	--	$4	$21	$25

The remaining real estate costs primarily consist of non-cancelable lease obligations and lease termination penalties. CIGNA expects payment of these costs to continue through 2009.

NOTE 6 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2003	2002

Fixed maturities	$(23)	$(56)
Equity securities	(16)	(25)
Mortgage loans	(1)	(4)
Real estate	1	(8)
Other	8	5

Realized investment losses,
before income tax benefits	(31)	(88)
Less income tax benefits	(10)	(31)

Net realized investment losses	$(21)	$(57)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2003	2002

Proceeds from sales	$1,623	$585
Gross gains on sales	$55	$26
Gross losses on sales	$(39)	$(69)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended March 31,

2003

Net unrealized appreciation,
securities:
Unrealized appreciation on securities
held	$60	$(20)	$40
Losses realized on securities	39	(14)	25

Net unrealized appreciation,
securities	$99	$(34)	$65

Net unrealized depreciation,
derivatives	$(3)	$1	$(2)

Net translation of foreign
currencies:
Net translation on foreign currencies
held	$5	$(2)	$3
Foreign currency translation losses
realized on sale of business	17	(6)	11

Net translation of foreign currencies	$22	$(8)	$14

2002

Net unrealized depreciation,
securities:
Unrealized depreciation on
securities held	$(197)	$70	$(127)
Losses realized on securities	81	(29)	52

Net unrealized depreciation,
securities	$(116)	$41	$(75)

Net unrealized depreciation,
derivatives	$(4)	$1	$(3)

Net translation of foreign currencies	$(11)	$3	$(8)

NOTE 8 –EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended March 31,

2003

Income from continuing operations	$188	$--	$188

Shares (in thousands):
Weighted average	139,691	--	139,691
Options and restricted stock
grants		369	369

Total shares	139,691	369	140,060

EPS	$1.35	$(0.01)	$1.34

2002

Income from continuing operations	$218	$--	$218

Shares (in thousands):
Weighted average	141,552	--	141,552
Options and restricted stock
grants		1,733	1,733

Total shares	141,552	1,733	143,285

EPS	$1.54	$(0.02)	$1.52

Common shares held as Treasury shares were 133,766,317 as of March 31, 2003, and 133,317,419 as of December 31, 2002.

NOTE 9 – REINSURANCE

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

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.5 billion at March 31, 2003, and $5.6 billion at December 31, 2002, from Lincoln National Corporation that arose from the 1998 sale of CIGNA's individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance. The Run-off Reinsurance Operations segment participates in a workers' compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool has been completed, disputes over collection of amounts due CIGNA from the retrocessionaires have arisen, which may require further arbitration actions to resolve. Also, disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

The Run-off Reinsurance Operations segment includes other workers' compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained reinsurance coverage for a significant portion of the claims under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

The retrocessional disputes are not expected to be resolved for some time. In addition, unfavorable claims experience related to workers' compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

CIGNA's reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2003, based on current information. However, it is possible that future developments regarding these matters could result in a material adverse effect on CIGNA's consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA's financial condition.

Other reinsurance. CIGNA could have losses if reinsurers fail to indemnify CIGNA on other reinsurance arrangements, whether because of reinsurer insolvencies or contract disputes. However, management does not expect charges for other unrecoverable reinsurance to have a material adverse effect on CIGNA's consolidated results of operations, liquidity or financial condition.

Effects of reinsurance. In CIGNA's consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees
Individual life
insurance and annuity
business sold	$78	$85
Other	45	69

Total	$123	$154

Reinsurance recoveries
Individual life
insurance and annuity
business sold	$75	$18
Other	32	152

Total	$107	$170

NOTE 10 – SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using income from continuing operations excluding after-tax realized investment gains (losses).

As a result of losses on certain specialty life reinsurance contracts recognized in 2002, CIGNA placed the run-off reinsurance operations (previously reported in Other Operations) into a separate reporting segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior period information has been reclassified to conform to this presentation.

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees and other revenues
Employee Health Care, Life and
Disability Benefits	$3,838	$3,793
Employee Retirement Benefits and
Investment Services	90	86
International Life, Health and
Employee Benefits	214	198
Run-off Reinsurance Operations	79	39
Other Operations	70	78
Corporate	(18)	(16)

Total	$4,273	$4,178

Net income (loss)
Employee Health Care, Life and
Disability Benefits	$142	$184
Employee Retirement Benefits and
Investment Services	52	35
International Life, Health and
Employee Benefits	10	8
Run-off Reinsurance Operations	(16)	(4)
Other Operations	20	19
Corporate	(20)	(24)

Income from continuing operations	188	218
Income from discontinued operations	48	--

Net income	$236	$218

Realized investment losses, net of taxes
Employee Health Care, Life and
Disability Benefits	$(17)	$(32)
Employee Retirement Benefits and
Investment Services	(3)	(22)
International Life, Health and
Employee Benefits	--	--
Run-off Reinsurance Operations	(1)	(2)
Other Operations	--	(1)
Corporate	--	--

Total	$(21)	$(57)

NOTE 11 – CONTINGENCIES AND OTHER MATTERS

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2003, employers were required to maintain assets that exceed 102% to 128% of benefit obligations. Benefit obligations under these arrangements were $3.3 billion as of March 31, 2003, and December 31, 2002. There were no additional liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

•

For certain employer-sponsored savings and retirement sponsors, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.1 billion as of March 31, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $313 million as of March 31, 2003, and December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of March 31, 2003, and December 31, 2002.

CIGNA guaranteed $111 million as of March 31, 2003, and $106 million as of December 31, 2002, of construction loans related to investments in certain real estate joint ventures. These loans are secured by the joint ventures’ real estate properties with fair value in excess of the loan amounts. The loans mature at various dates from 2003 to 2007, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. CIGNA has recourse to other owners for 3% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

CIGNA has indemnification obligations to lenders up to $280 million as of March 31, 2003, and December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2003 to 2011. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2003, or December 31, 2002.

CIGNA guaranteed $42 million of principal for industrial revenue bonds as of March 31, 2003, and December 31, 2002, that are payable in 2007 and also guaranteed $8 million of aggregate interest payable periodically up to maturity. These bonds are secured by mortgages on properties and other assets held by real estate partnerships. An event of default under these bonds will not cause the principal or interest payments to be due immediately, but instead CIGNA would be required to make principal or interest payments under the original terms of the bonds. CIGNA has recourse to partners for 43% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

As of March 31, 2003, and December 31, 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of March 31, 2003, and December 31, 2002, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation.

There were no liabilities required for these indemnification obligations as of March 31, 2003, or December 31, 2002.

Specialty Life Reinsurance Contracts. CIGNA has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA has purchased reinsurance from third parties, which covers 80% of the exposures of these contracts. CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, annuity election rates, policy surrenders and credit risk. In the first quarter of 2003, CIGNA recognized an after-tax charge of $6 million ($9 million pre-tax) related to revised credit risk assumptions related to amounts recoverable from reinsurers.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees, even if the likelihood of such payment is remote. The maximum potential undiscounted payments that CIGNA would make for guarantees related to minimum income benefits under the following hypothetical assumptions (which CIGNA believes unlikely to occur):

•	no annuitants surrendered their accounts, and

•	all annuitants lived to elect their benefit, and

•	all annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and

•	all underlying mutual fund investment values remained at the March 31, 2003 value of $2.6 billion, with no future returns,

would aggregate $2.7 billion, gross of reinsurance. CIGNA has reinsurance for 80% of this amount. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of March 31, 2003, CIGNA had liabilities of $151 million related to these contracts and amounts recoverable from reinsurers of $112 million. CIGNA had an additional liability of $42 million associated with the cost of reinsurance as of March 31, 2003. As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002. Management believes the current assumptions and other considerations used to estimate reserves for these liabilities are appropriate.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;

•	efforts to expand tort liability of health plans;

•	class action lawsuits targeting health care companies, including CIGNA;

•	initiatives to restrict insurance pricing and the application of underwriting standards; and

•	efforts to revise federal tax laws, including proposals to change the federal tax treatment of dividends and of savings vehicles currently offered as employee benefits.

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over health care liability is expected to continue.

Privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA) of 1996 cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations was required by April 2003, and CIGNA has implemented appropriate compliance initiatives. In addition to the privacy regulations, HIPAA establishes national electronic transaction standards, which apply to health insurers, providers and other covered entities. They are intended to improve the efficiency and effectiveness of the nation’s health care system by encouraging the widespread use of electronic data interchange. CIGNA must implement these standards by October 2003.

Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. CIGNA has implemented certain security measures and planned others in anticipation of these rules. Other proposed HIPAA regulations include standards for the assignment of a unique national identifier for each health plan and provider and requirements for a unique national identifier for employer groups. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts were approximately $13 million for the first quarter of 2003.

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

Tax benefits for corporate life insurance.  In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. In 2001, the Internal Revenue Service (IRS) implemented an initiative for leveraged corporate life insurance plans purchased after June 20, 1986, that permits policyholders to settle tax disputes related to these plans. Management expects that some customers will accept the IRS settlement offer and surrender their policies in 2003. As a result, management expects revenues and operating income associated with these products to decline. For the first quarter of 2003, revenues of $47 million and income of $7 million were from products affected by this legislation.

Litigation and Other Legal Matters

CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A Florida federal court has certified a class of health care providers who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA and the other defendants have appealed that decision. The Florida federal court denied class certification to health plan subscribers, and the plaintiffs have not filed an appeal of that decision.

An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements. This state claim was removed to federal court where a settlement agreement between the parties was filed and is subject to approval. If approved, the agreement will encompass most of the claims brought on behalf of health care providers asserted in other state and federal jurisdictions. In connection with this matter, CIGNA recognized a charge of $50 million after-tax ($77 million pre-tax) in the fourth quarter of 2002, for expected costs associated with health care provider class action litigation. Since this matter has not been resolved, adjustments to this amount in future periods are possible.

In the third quarter of 2002, CIGNA recognized a charge based on a review of CIGNA’s exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures. The underlying London market retrocessional disputes are not expected to be resolved for some time. CIGNA’s reserve balance is based on a current assessment of these matters, the outcomes of which could result in adjustments to CIGNA’s reserve. See also Note 9 for further discussion.

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

In the fourth quarter of 2002, several purported class action lawsuits as well as two shareholder derivative complaints nominally on behalf of CIGNA were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors alleging securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits have been filed against CIGNA and certain officers, also in the Eastern District of Pennsylvania, by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001, to February 25, 2003, asserting violations of ERISA.

During 2002, a Connecticut federal court certified a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs are participants in the Plan who earned certain Plan benefits prior to 1998. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, and that these conditions are not adequately disclosed to Plan participants.

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

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2003”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 36.

The following discussion addresses the financial condition of CIGNA as of March 31, 2003, compared with December 31, 2002, and its results of operations for the three months ended March 31, 2003, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2002 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Acquisitions and Dispositions

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Lovelace Health Systems. In January 2003, CIGNA sold the operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan. The sale generated an after-tax gain of $32 million, which is reported in discontinued operations. In the fourth quarter of 2002, CIGNA began reporting this business as discontinued operations and prior year financial information has been reclassified.

Sale of Brazilian health care operations. In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations. Because revenues, expenses and results of operations of the Brazilian health care operations are not material to CIGNA’s consolidated financial statements, prior year financial information has not been reclassified to discontinued operations.

Restructuring Programs

Fourth quarter 2002 program. In the fourth quarter of 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized in other operating expenses an after-tax charge of $97 million ($151 million pre-tax) in the Employee Health Care, Life and Disability Benefits segment. The after-tax charge consisted of $74 million of severance costs ($116 million pre-tax), $22 million in real estate costs ($34 million pre-tax) related to vacating certain leased facilities and $3 million ($4 million pre-tax) of asset impairment charges. These amounts were partially offset by a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. This benefit cost reduction continues in 2003 as employees are terminated, and is estimated to be approximately $10 million after-tax ($15 million pre-tax) for the full year of 2003. In the first quarter of 2003, CIGNA recorded a gain of $4 million after-tax ($6 million pre-tax) for other postretirement benefits for employees terminated in the first quarter of 2003.

The severance charge reflected the expected reduction of approximately 3,900 employees. As part of the plan, CIGNA expects to hire approximately 650 employees to support newly consolidated operations, thereby resulting in a net reduction of approximately 3,250 employees under this program. As of March 31, 2003, approximately 2,200 employees had been terminated under the program (including approximately 700 employees terminated in 2002).

CIGNA expects this restructuring program to be substantially completed by year end 2003 and does not expect cash outlays under this program to have a significant effect on liquidity. CIGNA expects the program to result in net annual after-tax savings of approximately $100 million in 2003 and approximately $150 million beginning in 2004, reflecting the elimination of salary costs for terminated employees and lower facility costs.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	3,177	$112	$34	$146
First quarter 2003 activity:
Employees	(1,495)	(28)		(28)
Lease costs			(1)	(1)

Balance as of
March 31, 2003	1,682	$84	$33	$117

Fourth quarter 2001 program.In the fourth quarter of 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. This restructuring program was completed in the first quarter of 2003 and CIGNA expects the program to result in net annual after-tax savings of approximately $50 million beginning in 2003.

The table below shows CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	155	$14	$23	$37
First quarter 2003 activity:
Employees	(155)	(10)		(10)
Lease costs			(2)	(2)

Balance as of
March 31, 2003	--	$4	$21	$25

The remaining real estate costs primarily consist of non-cancelable lease obligations and lease termination penalties. CIGNA expects payment of these costs to continue through 2009.

Additional restructuring activities. CIGNA is currently undertaking a review of its corporate staff functions with the objective of attaining operational efficiencies and achieving additional cost savings. This review is not complete but CIGNA expects to develop plans that will result in the elimination of some employee positions. CIGNA has not yet finalized the amount of costs that will be incurred in connection with implementing any plans, or the amount of related cost savings, although CIGNA does not expect to incur costs that would be material to CIGNA’s full year 2003 consolidated results of operations. CIGNA expects to complete this review and adopt related restructuring plans throughout 2003.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on CIGNA’s consolidated results of operations or financial condition.

CIGNA’s most critical accounting estimates are described in CIGNA’s 2002 Annual Report to Shareholders beginning on page 22 and include:

•	future policy benefits - variable annuity death benefits;

•	unpaid claims and claim expenses for guaranteed cost and retrospectively experience-rated health care products;

•	reinsurance recoverables for Run-off Reinsurance Operations; and

•	investments – recognition of losses from “other than temporary” impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates within CIGNA’s consolidated financial statements, including liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as postemployment and postretirement benefits, certain compensation accruals and income taxes.

Management believes the current assumptions and other considerations used to estimate amounts reflected in CIGNA’s consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in CIGNA’s consolidated financial statements, the resulting changes could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some current issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;

•	efforts to expand tort liability of health plans;

•	class action lawsuits targeting health care companies, including CIGNA;

•	initiatives to restrict insurance pricing and the application of underwriting standards; and

•	efforts to revise federal tax laws, including proposals to change the federal tax treatment of dividends and of savings vehicles currently offered as employee benefits.

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the federal level over health care liability is expected to continue.

Privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA) of 1996 cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations was required by April 2003, and CIGNA has implemented appropriate compliance initiatives. In addition to the privacy regulations, HIPAA establishes national electronic transaction standards, which apply to health insurers, providers and other covered entities. They are intended to improve the efficiency and effectiveness of the nation’s health care system by encouraging the widespread use of electronic data interchange. CIGNA must implement these standards by October 2003.

Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. CIGNA has implemented certain security measures and planned others in anticipation of these rules. Other proposed HIPAA regulations include standards for the assignment of a unique national identifier for each health plan and provider and requirements for a unique national identifier for employer groups. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts were approximately $13 million after-tax for the three months ended March 31, 2003, and are estimated to be approximately $60 million after-tax for full year 2003.

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

Litigation and other legal matters. CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A Florida federal court has certified a class of health care providers who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA and the other defendants have appealed that decision. The Florida federal court denied class certification to health plan subscribers, and the plaintiffs have not filed an appeal of that decision.

An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements. This state claim was removed to federal court where a settlement agreement between the parties was filed and is subject to approval. If approved, the agreement will encompass most of the claims brought on behalf of health care providers asserted in other state and federal jurisdictions. In connection with this matter, CIGNA recognized a charge of $50 million after-tax ($77 million pre-tax) in the fourth quarter of 2002, for expected costs associated with health care provider class action litigation. Since this matter has not been resolved, adjustments to this amount in future periods are possible.

In the third quarter of 2002, CIGNA recognized a charge based on a review of CIGNA’s exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures. The underlying London market retrocessional disputes are not expected to be resolved for some time. CIGNA’s reserve balance is based on a current assessment of these matters, the outcomes of which could result in adjustments to CIGNA’s reserve. See also page 27 in the "Unicover and other run-off reinsurance" section.

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

In the fourth quarter of 2002, several purported class action lawsuits as well as two shareholder derivative complaints nominally on behalf of CIGNA were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors alleging securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits, which have been consolidated, have been filed against CIGNA and certain officers, also in the Eastern District of Pennsylvania, by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001, to February 25, 2003, asserting violations of ERISA.

During 2002, a Connecticut federal court certified a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs are participants in the Plan who earned certain Plan benefits prior to 1998. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, and that these conditions are not adequately disclosed to Plan participants.

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

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Note 11 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees	$3,915	$3,953
Net investment income	658	690
Other revenues	358	225
Realized investment losses	(31)	(88)

Total revenues	4,900	4,780
Benefits and expenses	4,618	4,449

Income from continuing	282	331
operations before taxes
Income taxes	94	113

Income from continuing operations	188	218
Income from discontinued operations	48	--

Net income	$236	$218

Realized investment losses, net of taxes	$(21)	$(57)

Net Income

Net income is determined in accordance with GAAP, and includes both income from continuing operations (including realized investment losses, net of taxes) and discontinued operations.

Income from continuing operations declined 14% for the three months of 2003 compared with the same period last year, primarily due to lower results in the Employee Health Care, Life and Disability Benefits segment and higher losses in the Run-off Reinsurance Operations segment. Segment results are discussed in more detail below. This decline was partially offset by lower after-tax realized investment losses in the Employee Retirement Benefits and Investment Services segment.

Income from discontinued operations for the three months of 2003 primarily reflects the after-tax gains on the sales of Lovelace and the Brazilian health care operations. See “Acquisitions and Dispositions” on page 16 for additional information.

In order to facilitate an understanding and comparison of results of operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit	After-Tax Benefit

Three Months Ended March 31, 2003
Gain on other postretirement benefits	$6	$4

There were no special items for the three months ended March 31, 2002.

Revenues

Total revenues, including realized investment losses, were $4.9 billion for the first quarter of 2003, compared with $4.8 billion for the first quarter of 2002. This increase was primarily due to:

•	increased revenues from certain specialty health care operations (reported in other revenue);

•	lower realized investment losses (see further discussion below); and

•	the gain recognized from futures contracts in connection with the program to reduce equity market risks in the Run-off Reinsurance Operations segment (see page 26).

These increases were partially offset by a decline in medical premiums and fees as well as lower net investment income.

Realized Investment Losses

The decrease in realized investment losses for the first quarter of 2003 compared to the same period last year primarily reflects:

•	lower impairments on fixed maturities; and

•	lower losses on sales of fixed maturities.

The weakness in certain sectors of the economy is likely to cause additional investment losses. Refer to “Investment Assets” beginning on page 33 for further information.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses, including impacts to:

•	risks and exposures associated with certain specialty life reinsurance contracts (see page 26);

•	earnings for the retirement business because reductions in the value of assets under management reduce asset-based fees (see page 24); and

•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA’s pension plans.

Outlook for 2003

Subject to the factors noted in the Cautionary Statement on page 36, management expects full year 2003 income from continuing operations excluding realized investment gains (losses) and special items to be lower than the comparable 2002 amount (see page 19 of CIGNA’s 2002 Annual Report to Shareholders). This lower outlook for 2003 primarily reflects expected lower earnings in the health care operations due to:

•	lower expected membership levels; and

•

higher expected expenses per member, as anticipated cost savings from prior year restructuring programs (see page 17) are expected to be offset by increased customer service and technology expenses, including costs to comply with the requirements of the Health Insurance Portability and Accountability Act of 1996 (see page 18).

Information is not available for management to predict or reasonably estimate 2003 special items (with the exception of gains associated with other postretirement benefits (see page 17) and the potential restructuring charge discussed on page 17) and realized investment gains (losses). Realized investment losses, net of taxes, for the first quarter of 2003 were $21 million, but realized investment results are not predictable and therefore this amount is not necessarily indicative of full year results.

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees	$3,566	$3,595
Net investment income	129	142
Other revenues	272	198
Realized investment losses	(26)	(50)

Total revenues	3,941	3,885
Benefits and expenses	3,726	3,604

Income before taxes	215	281
Income taxes	73	97

Income from continuing operations	$142	$184

Realized investment losses, net of taxes	$(17)	$(32)

Special items (after-tax) included in income
from continuing operations:
Gain on other postretirement benefits
(HMO, $2; Indemnity, $2)	$4	$-

Results

Income from continuing operations for the Employee Health Care, Life and Disability Benefits segment decreased $42 million, or 23% for the first quarter of 2003, compared with the same period last year.

CIGNA further analyzes the results of this segment in two parts, Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations such as managed behavioral health, medical cost and utilization management, managed dental, managed pharmacy programs and pharmaceutical fulfillment services. Indemnity includes medical and dental indemnity, and group disability, life and accident insurance operations.

Income from continuing operations for the HMO and Indemnity operations was as follows:

	Three Months Ended March 31,
(In millions)	2003	2002

HMO operations	$108	$121
Indemnity operations	34	63

Total	$142	$184

HMO results declined 11% for the first quarter of 2003 compared with the same period last year. There were no realized investment gains (losses) for the first quarter of 2003 or 2002 for the HMO operations. HMO results in 2003 included an after-tax benefit of $2 million related to the gain on other postretirement benefits for employees terminated in the first quarter of 2003 under the 2002 restructuring program (see page 16). Excluding the financial impact of this gain, HMO results declined $15 million, or 12% for the first quarter of 2003, compared with the same period last year, primarily due to lower earnings in:

•	the guaranteed cost HMO business resulting from lower membership, a higher medical loss ratio and a decline in net investment income; and

•	HMO Administrative Services Only (ASO) programs reflecting higher operating expenses per member.

These factors were partially offset by improved results in the specialty health care operations (primarily pharmaceutical fulfillment services) resulting from business growth and higher margins.

Indemnity results declined 46% for the first quarter of 2003 compared with the same period last year. Realized investment losses, net of taxes, were $17 million for the Indemnity operations for the first quarter of 2003 and $32 million for the first quarter of 2002. Indemnity results in 2003 also included an after-tax benefit of $2 million related to the gain on other postretirement benefits described above (see also page 16). Excluding the financial impact of this gain and the effect of the change in net realized investment losses, Indemnity results declined $46 million, or 48% for the first quarter of 2003, compared with the same period last year, primarily due to lower earnings in:

•	the experience-rated health care business resulting from lower margins on renewal business, partially offset by the cancellation of poorly performing cases;

•	indemnity ASO programs reflecting lower membership and higher operating expenses per member; and

•	the guaranteed cost business due to unfavorable claim experience.

These factors were partially offset by increased earnings in the group disability, life and accident insurance business, reflecting improved claim experience and lower operating expenses.

Premiums and Fees

Premiums and fees decreased 1% for the first quarter of 2003 primarily due to a decline in medical premiums and fees partially offset by growth in group disability. The decline in medical premiums and fees resulted from lower membership, partially offset by rate increases.

Premium Equivalents

In contrast to many other companies in the health care industry, a significant portion of CIGNA’s health care business consists of ASO programs where the customer self-funds all of their claims and minimum premium programs, where the customer self-funds a portion of their claims. Under ASO programs, the customer or plan sponsor, rather than CIGNA, assumes the risk for claim costs incurred.

Under minimum premium programs, the policyholder assumes the risk and self-funds claims up to a predetermined aggregate, maximum amount, and CIGNA bears the risk for claim costs incurred in excess of that amount.

“Premium equivalents” generally equal paid claims under ASO and minimum premium programs. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or retrospectively experience-rated programs. Premium equivalents do not represent premium and fee revenue recognized under GAAP. Management uses premium equivalents as an indicator of business volume associated with ASO and minimum premium programs. “Adjusted premiums and fees,” consists of premiums and fees plus premium equivalents, which management believes is a useful measure of volume to evaluate CIGNA’s health care operations as a whole.

Premiums and fees associated with ASO programs were $437 million for the first quarter of 2003 compared with $443 million for the first quarter of 2002.

Premiums and fees associated with minimum premium programs were $65 million for the first quarter of 2003 compared with $70 million for the first quarter of 2002.

Adjusted premiums and fees for the Employee Health Care, Life and Disability Benefits segment were as follows:

	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees	$3,566	$3,595
Premium equivalents	6,011	5,480

Adjusted premiums and fees	$9,577	$9,075

The increase in premium equivalents is primarily due to higher medical costs in HMO and indemnity ASO and minimum premium programs that, in turn, increase the amount of paid claims.

Net Investment Income

Net investment income decreased 9% for the first quarter of 2003 primarily resulting from lower yields.

Other Revenues

Other revenues increased 37% for the first quarter of 2003 primarily due to growth in the specialty health care operations, predominantly in pharmaceutical fulfillment services and medical cost and utilization management services.

Medical Membership

As of March 31, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2003	2002

HMO	6.4	6.9
Indemnity (estimated)	5.9	6.3

The decline in HMO medical membership is primarily due to lower guaranteed cost HMO program membership, and, to a lesser extent, declines in HMO ASO programs.

The decline in indemnity medical membership primarily reflects cancellations in Preferred Provider

Organizations (PPO) membership, and to a lesser extent declines in traditional indemnity programs.

In the third quarter of 2002, CIGNA adjusted its estimate for indemnity membership based on a revised factor (specifically, the factor used to estimate the number of covered lives per subscriber). The revised estimate reflects updated information resulting from recent technology enhancements. Prior period information has been revised using this updated information. There was no impact on revenues or earnings resulting from this change (revenues are derived based on the number of subscribers and the level of fees paid by those subscribers, rather than the number of members).

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees	$90	$86
Net investment income	406	414
Realized investments losses	(4)	(33)

Total revenues	492	467
Benefits and expenses	419	419

Income before taxes	73	48
Income taxes	21	13

Income from continuing operations	$52	$35

Realized investment losses, net of taxes	$(3)	$(22)

Results

Income from continuing operations for the Employee Retirement Benefits and Investment Services segment increased 49% for the first quarter of 2003 compared with the same period last year. This increase was primarily attributable to the decline in realized investment losses (see page 21). Excluding the effect of the change in realized investment losses, results decreased $2 million, or 4% for the first quarter of 2003 compared with the same period last year, due to the negative effect of stock market declines and lower net investment income, partially offset by a shift to higher margin products.

Revenues

Premiums and fees are principally:

•	asset management fees on separate account assets (fees on general account assets are netted against benefits, losses and settlement expenses);

•	administrative charges on general and separate account assets;

•	amounts earned from non-leveraged corporate life insurance; and

•	premiums from single premium group annuity business.

Net investment income primarily represents earnings from general account assets. Most of this net investment income is credited to customers and included in benefits and expenses.

Premiums and fees increased 5% for the first quarter of 2003 compared with the same period last year primarily due to higher single premium annuity sales, partially offset by the effect of stock market declines on asset-based fees.

Assets Under Management

Assets under management consist of invested assets and separate account assets, as well as third-party investment advisory account assets in the Employee Retirement Benefits and Investment Services segment. Assets under management are a determinant of earnings for this segment because a significant portion of this segment’s revenues is based on asset values.

The following table shows assets under management and the related activity for the three months ended March 31.

(In millions)	2003	2002

Balance--January 1	$53,757	$55,306
Premiums and deposits	2,371	1,997
Investment income	617	620
Decrease in fair value of assets	(955)	(402)
Customer withdrawals	(846)	(1,048)
Other, including participant
withdrawals and benefit
payments	(1,295)	(1,064)

Balance--March 31	$53,649	$55,409

Changes in assets under management are discussed below.

Premiums and deposits. For the three months of 2003, approximately 57% of premiums and deposits were from existing customers, and 43% were from sales to new customers and new plan sales to existing customers. For the three months of 2002, approximately 69% of premiums and deposits were from existing customers, and 31% were from sales to new customers and new plan sales to existing customers.

Fair value of assets. The fair value of assets under management fluctuate because of changes in the market value of fixed maturities, related derivatives, and equity securities. The declines in fair value of assets in 2003 and 2002 are primarily attributable to market value depreciation of equity securities in separate accounts.

Customer withdrawals. Withdrawals were lower in 2003 due to improved customer retention in the defined contribution business.

Other Matters

Split-dollar life insurance. Recently proposed regulations by the Internal Revenue Service and statutory changes may result in withdrawals of assets, policy terminations and fewer sales of new policies. Approximately $5 million in income for full year 2002 was associated with these policies.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees	$214	$198
Net investment income	11	11

Total revenues	225	209
Benefits and expenses	209	197

Income before taxes	16	12
Income taxes	6	4

Income from continuing operations	$10	$8

Results

Income from continuing operations for the International Life, Health and Employee Benefits segment increased 25% for the three months of 2003 compared with the same period last year primarily due to improved results for employee benefit products provided to expatriate employees of multinational companies.

Premiums and Fees

Premiums and fees increased 8% for the three months of 2003 compared to the same period last year reflecting:

•	growth in the life, accident and health operations in Asia; and

•	higher premiums and fees for health care and other employee benefit products for expatriate employees of multinational companies.

Other Matters

Due to the countries in which it operates, this segment is subject to business risks resulting from the outbreak of Severe Acute Respiratory Syndrome (SARS). While SARS has not had an impact on the segment’s results to date, SARS could have an adverse effect on this segment’s results in the future. CIGNA does not however, expect it to have a material adverse effect on CIGNA’s consolidated results of operations.

CIGNA expects to pursue international growth through acquisitions, joint ventures and other investments. Such projects inevitably involve start-up costs that could result in initial losses for those operations.

RUN-OFF REINSURANCE OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees	$23	$39
Net investment income	15	14
Other revenues	56	--
Realized investment losses	(1)	(3)

Total revenues	93	50
Benefits and expenses	117	55

Loss before income tax benefits	(24)	(5)
Income tax benefits	(8)	(1)

Loss from continuing operations	$(16)	$(4)

Realized investment losses, net of taxes	$(1)	$(2)

Results

The loss from continuing operations for the Run-off Reinsurance Operations segment increased for the three months of 2003 compared with the same period last year, due primarily to higher losses for specialty life reinsurance contracts that guarantee minimum income benefits (see page 33) as a result of:

•	a $6 million after-tax charge ($9 million pre-tax) relating to revised credit risk assumptions for amounts recoverable from reinsurers (see page 33); and

•	the effects of interest rate and stock market declines.

Premiums and Fees

Premiums and fees decreased 41% for the three months of 2003 compared with the same period last year primarily due to the continuing runoff of the reinsurance business.

Other Revenues

As discussed further below, in the third quarter of 2002 CIGNA implemented a program to substantially reduce the equity market exposures for certain specialty life reinsurance contracts by selling exchange-traded futures contracts. Other revenues for the three months of 2003 consist of the gain from these futures contracts. A corresponding expense reflecting the increase in liabilities for the specialty life reinsurance contracts is included in benefits, losses and settlement expenses.

Other Matters

Specialty life reinsurance contracts. CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market risks as a result of this product.

In the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market risks associated with this business by selling exchange-traded futures contracts and, potentially, other instruments, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. For further information and details on CIGNA’s exposures, the program adopted to reduce these exposures and reserve assumptions relating to these specialty life reinsurance contracts, refer to pages 32 and 33 of CIGNA’s 2002 Annual Report to Shareholders.

CIGNA had future policy benefit reserves for these specialty life reinsurance contracts of approximately $1.4 billion as of March 31, 2003, and December 31, 2002.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed further on page 17 and in CIGNA’s 2002 Annual Report to Shareholders. Management believes the current assumptions and other considerations used to estimate reserves for these liabilities are appropriate. CIGNA continues to perform regular reserve reviews, using historical and emerging experience with respect to these reserve assumptions and considerations. CIGNA expects to complete another in-depth reserve review in the second quarter of 2003. If actual experience differs from the assumptions and other considerations used in estimating these reserves (including lapse, partial surrender, mortality, interest rates and volatility), the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

As of March 31, 2003, the aggregate fair value of the underlying mutual fund investments was approximately $47 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.5 million annuitants had died on that date) was approximately $24.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures contract positions held by CIGNA at March 31, 2003, was $2.0 billion.

To support its program to reduce equity risk associated with this business, CIGNA expects to adjust the futures contract positions and enter into other positions over time to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. As noted in Other Revenues above, for the three months of 2003, CIGNA recorded a pre-tax gain of $56 million in other revenues to reflect the increase in fair value of futures contracts. A corresponding expense reflecting the increase in liabilities for the specialty life reinsurance contracts is included in benefits, losses and settlement expenses.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 33 for further information.

Unicover and other run-off reinsurance. The Run-off Reinsurance Operations segment participates in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool has been completed, disputes over collection of amounts due CIGNA from the retrocessionaires have arisen, which may require further arbitration actions to resolve. Also, disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

The Run-off Reinsurance Operations segment includes other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained reinsurance coverage for a significant portion of the claims under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

The retrocessional disputes are not expected to be resolved for some time. In addition, unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2003, based on current information. However, it is possible that future developments regarding these matters could result in a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Premiums and fees	$22	$35
Net investment income	97	108
Other revenues	48	43
Realized investment losses	--	(2)

Total revenues	167	184
Benefits and expenses	134	154

Income before taxes	33	30
Income taxes	13	11

Income from continuing operations	$20	$19

Realized investment losses, net of taxes	$--	$(1)

Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;

•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);

•	settlement annuity business; and

•	certain investment management services initiatives.

Results

Income from continuing operations for Other Operations increased $1 million, or 5% for the first quarter of 2003, compared with the same period last year. Excluding the effect of the change in realized investment losses, results remained level with the prior year. Higher earnings from investment management services were offset by lower gains recognized from the sale of the individual life insurance and annuity business and a decline in earnings in the leveraged corporate life insurance business due to the continuing run-off of this business.

Premiums and Fees

Premiums and fees decreased 37% for the three months of 2003 compared with the same period last year primarily due to lower premiums from leveraged corporate life insurance.

Other Revenues

Other revenues increased 12% for the three months of 2003 compared with the same period last year, driven by CIGNA’s investment management services initiatives.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. In 2001, the Internal Revenue Service (IRS) implemented an initiative for leveraged corporate life insurance plans purchased after June 20, 1986, that permits policyholders to settle tax disputes related to these plans. Management expects that some customers will accept the IRS settlement offer and surrender their policies in 2003. As a result, management expects revenues and earnings associated with these products to decline. For the three months of 2003, revenues of $47 million and income of $7 million were from products affected by this legislation.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Loss from continuing operations	$(20)	$(24)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The decreased loss for the three months of 2003 compared with the same period of the prior year primarily reflects lower expenses and lower interest costs, partially offset by a decline in net investment income.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2003	2002

Revenues	$--	$137

Loss before income tax benefits	$(3)	$--
Income tax benefits	(1)	--

Loss from operations	(2)	--
Gains on sales, net of taxes of $25	50	--

Income from discontinued operations	$48	$--

In January 2003, CIGNA sold the operations of Lovelace and recognized an after-tax gain of $32 million, which is reported in discontinued operations. Additionally, there was a $2 million after-tax loss from operations for the first quarter of 2003. In the fourth quarter of 2002, CIGNA began reporting this business as discontinued operations and prior year financial information has been reclassified.

In January 2003, CIGNA sold its Brazilian health care operations and recognized an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations. Because revenues, expenses and results of operations of the Brazilian health care operations are not material to CIGNA’s consolidated financial statements, prior year financial information has not been reclassified to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;

•	using cash flows from operating activities; and

•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows for the three months ended March 31 were as follows:

(In millions)	2003	2002

Operating activities	$552	$356
Investing activities	$414	$(124)
Financing activities	$(480)	$(530)

Cash and cash equivalents increased $486 million in 2003 and decreased $302 million in 2002.

Cash flows from operating activities consist of income from continuing operations adjusted for realized investment gains (losses) and to reflect the timing of cash receipts and disbursements for premiums and fees, investment income, taxes and benefits, losses and expenses.

Amounts shown for cash flows from operating, investing and financing activities are discussed below:

2003

•	The increase in cash flows from operating activities for the three months of 2003 compared with the same period last year primarily reflects:

—	A tax refund of $300 million in 2003 related to loss carrybacks compared with tax payments of $56 million in 2002; and

—	Higher cash revenues of approximately $250 million resulting from: 1) revenue growth in certain specialty health care operations; 2) favorable timing of collections in the HMO and Indemnity health care operations; and 3) revenue of $56 million related to futures contracts entered into as part of a program to manage equity risks in the Run-off Reinsurance Operations segment.

These factors were partially offset by:

—	Higher claims payments of approximately $260 million, primarily reflecting increased medical costs in the health care operations and the timing of the payment of claims;

—	An increase in paid expenses of approximately $80 million, primarily due to the payment of restructuring expenses accrued in 2002 and 2001; and

—	Lower collections of net investment income of approximately $70 million, primarily due to lower yields and timing.

•

Cash provided by investing activities consisted of net proceeds of investments (approximately $178 million) and proceeds on sale of business ($209 million), partially offset by net purchases of property and equipment ($26 million).

•

Cash used in financing activities consisted primarily of payments of dividends on common stock ($46 million), net withdrawals from contractholder deposit funds ($208 million) and repayment of debt ($120 million).

2002:

•	Cash used in investing activities primarily consisted of net investment purchases ($52 million) and acquisitions of property and equipment ($71 million).

•

Cash used in financing activities consisted primarily of net withdrawals from contractholder deposits funds ($359 million), payment of dividends on common stock ($46 million) and repurchases of common stock ($134 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth. Over the long term, CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. Given the capital needs of CIGNA’s principal subsidiary (Connecticut General Life Insurance Company) primarily resulting from charges for the run-off reinsurance operations in 2002, CIGNA intends to retain capital and has suspended share repurchase.

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

As of March 31, 2003, and December 31, 2002, CIGNA had available $215 million in committed lines of credit. These lines are provided by U.S. banks and typically have terms ranging from one to three years. Approximately $70 million of CIGNA’s available lines of credit will expire within the next twelve months.

CIGNA has $43 million in nonrecourse obligations as of March 31, 2003. These obligations are secured by real estate properties with fair values in excess of the obligation and have no recourse to CIGNA’s other assets.

CIGNA’s long-term debt outstanding as of March 31, 2003, and December 31, 2002, was $1.5 billion. CIGNA’s short-term debt (primarily the current portion of long-term debt) was $10 million as of March 31, 2003, a decrease of $120 million from December 31, 2002.

In March 2002, CIGNA entered into a syndicated bank letter of credit agreement of $650 million in support of an internal reinsurance arrangement associated obligations of a subsidiary. This reinsurance arrangement was terminated as of July 1, 2002, and no letters of credit are currently issued under this agreement.

Liquidity and Capital Resources Outlook

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

•	provide for the capital requirements of its subsidiaries;

•	meet debt service requirements and pay dividends to CIGNA shareholders at the current dividend rate; and

•	satisfy pension plan funding requirements.

However, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;

•	a substantial insurance or contractholder liability becomes due before related investment assets mature; or

•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash.

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings. As stated above, CIGNA had available $215 million in committed bank lines of credit as of March 31, 2003. CIGNA has no current plans to issue additional debt securities in 2003.

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

CIGNA believes the downgrades in the latter half of 2002 in the financial strength rating of Connecticut General Life Insurance Company could have a moderately adverse effect on the retirement business. Any additional change in rating could have an impact on CIGNA’s results, particularly in the retirement business. A downgrade of CIGNA’s debt ratings, depending on the extent, would increase the cost to borrow funds.

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2003, employers were required to maintain assets that exceed 102% to 128% of benefit obligations. Benefit obligations under these arrangements were $3.3 billion as of March 31, 2003, and December 31, 2002. There were no additional liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.1 billion as of March 31, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $313 million as of March 31, 2003, and December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of March 31, 2003, and December 31, 2002.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA guaranteed $111 million as of March 31, 2003, and $106 million as of December 31, 2002, of construction loans related to investments in certain real estate joint ventures. These loans are secured by the joint ventures’ real estate properties with fair value in excess of the loan amounts. The loans mature at various dates from 2003 to 2007, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. CIGNA has recourse to other owners for 3% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

CIGNA has indemnification obligations to lenders up to $280 million as of March 31, 2003, and December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2003 to 2011. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2003, or December 31, 2002.

CIGNA guaranteed $42 million of principal for industrial revenue bonds as of March 31, 2003, and December 31, 2002, that are payable in 2007 and also guaranteed $8 million of aggregate interest payable periodically up to maturity. These bonds are secured by mortgages on properties and other assets held by real estate partnerships. An event of default under these bonds will not cause the principal or interest payments to be due immediately, but instead CIGNA would be required to make principal or interest payments under the original terms of the bonds. CIGNA has recourse to partners for 43% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of March 31, 2003, or December 31, 2002.

As of March 31, 2003, and December 31, 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of March 31, 2003, and December 31, 2002, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2003, or December 31, 2002.

Specialty Life Reinsurance Contracts. CIGNA has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA has purchased reinsurance from third parties, which covers 80% of the exposures of these contracts. CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, annuity election rates, policy surrenders and credit risk. In the first quarter of 2003, CIGNA recognized an after-tax charge of $6 million ($9 million pre-tax) related to revised credit risk assumptions for amounts recoverable from reinsurers.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees, even if the likelihood of such payment is remote. The maximum potential undiscounted payments that CIGNA would make for guarantees related to minimum income benefits under the following hypothetical assumptions (which CIGNA believes unlikely to occur):

•	no annuitants surrendered their accounts, and

•	all annuitants lived to elect their benefit, and

•	all annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and

•	all underlying mutual fund investment values remained at the March 31, 2003, value of $2.6 billion, with no future returns,

would aggregate $2.7 billion, gross of reinsurance. CIGNA has reinsurance for 80% of this amount. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of March 31, 2003, CIGNA had liabilities of $151 million related to these contracts and amounts recoverable from reinsurers of $112 million. CIGNA had an additional liability of $42 million associated with the cost of reinsurance as of March 31, 2003. As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002. Management believes the current assumptions and other considerations used to estimate reserves for these liabilities are appropriate.

Share Repurchase

Share repurchase activity for the three months ended March 31 was as follows:

(In millions, except per share amounts)	2003	2002

Shares repurchased	--	1.4
Cost of shares repurchased	$ --	$131
Average price per share	$ --	$95.05

As a result of the increased capital requirements resulting primarily from reserve increases for the run-off reinsurance operations (see page 30), CIGNA has suspended share repurchase and has not repurchased any shares of its common stock since July 18, 2002. The total remaining share repurchase authorization as of May 1, 2003, was $572 million.

INVESTMENT ASSETS

Information regarding investment assets held by CIGNA is presented below. CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 7, 8 and 9 to the Financial Statements in CIGNA’s 2002 Annual Report to Shareholders and Form 10-K.

(In millions)	March 31, 2003	December 31, 2002

Fixed maturities	$27,963	$27,803
Equity securities	282	295
Mortgage loans	8,745	8,729
Policy loans	2,169	2,405
Real estate	303	253
Other long-term investments	723	791
Short-term investments	24	86

Total investment assets	$40,209	$40,362

A significant portion of CIGNA’s investment assets is attributable to experience-rated policyholder contracts associated with the retirement business. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	March 31, 2003	December 31, 2002

Fixed maturities	48%	48%
Mortgage loans	55%	56%
Real estate	57%	54%
Other long-term investments	44%	46%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage-backed and other asset-backed securities and redeemable preferred stocks.

CIGNA’s investment in collateralized debt obligations, which are classified as fixed maturities and are secured by pools of corporate debt obligations, as of March 31, 2003, was $227 million compared to $228 million as of December 31, 2002, excluding policyholder share. For the three months of 2002, CIGNA recorded after-tax losses of $10 million ($15 million pre-tax) for these investments. There were no such losses for the three months of 2003.

CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Review of Declines in Fair Value

Management estimates the amount of “other than temporary” impairment when a decline in the value of fixed maturities or equity securities is expected to persist. Management reviews fixed maturities and equity securities for impairment based on criteria that include for any decline in fair value from cost, the length of time of that decline, the financial health and specific near term prospects of the issuer and changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region. As of March 31, 2003, fixed maturities and equity securities (excluding amounts attributable to policyholder contracts) with a decline in fair value from cost, including the length of time of such decline, were as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss

Fixed maturities
One year or less:
Investment grade	$993	$1,022	$29
Below investment grade	$226	$239	$13
More than one year:
Investment grade	$181	$202	$21
Below investment grade	$162	$172	$10
Equity securities
One year or less	$152	$173	$21
More than one year	$3	$5	$2

Problem and Potential Problem Investments

“Problem” bonds and mortgage loans are either delinquent or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.” CIGNA also considers mortgage loans to be potential problems if the borrower has requested restructuring, or principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $2 million for the first quarter of 2003, and $4 million for the first quarter of 2002. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs (including amounts attributable to policyholder contracts):

(In millions)	March 31, 2003	December 31, 2002

Problem bonds	$165	$182
Potential problem bonds	$261	$243
Problem mortgage loans	$63	$48
Potential problem mortgage loans	$212	$91
Foreclosed real estate held and used	$77	$76
Foreclosed real estate held for sale	$15	$18

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts was as follows:

	Three Months Ended March 31,
(In millions)	2003	2002

CIGNA	$23	$47
Policyholder contracts	$36	$40

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

CIGNA began using futures contracts in the third quarter of 2002 as part of a program to substantially reduce the effect of equity market changes on certain specialty life reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000 and NASDAQ equity indices would have been a decrease of approximately $200 million in the fair value of the futures contracts outstanding under this program as of March 31, 2003. A corresponding decrease in liabilities for certain specialty life reinsurance contracts would result from the hypothetical 10% increase in the S&P 500, Russell 2000 and NASDAQ equity indices. See Note 3 to the Financial Statements for further discussion of this program and the related specialty life reinsurance contracts.

See also page 21 for a discussion of the effects of recent stock market declines on CIGNA.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management's Discussion and Analysis includes forward-looking information regarding, among other things, CIGNA's restructuring programs and activities, estimated incremental expenses associated with HIPAA compliance efforts, litigation and other legal matters, and the outlook for CIGNA's full year 2003 results. You should not place undue reliance on these forward looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA's health care operations, including increased use and costs of medical services;

2.

increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on pages 18 and 19 for more information);

3.

difficulties in implementing the realignment of health care operations initiated in the second half of 2002 and achieving the intended customer service improvements, operational efficiencies and cost savings;

4.

the risks associated with pending and potential state and federal health care class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation challenging CIGNA’s businesses and the outcome of pending government proceedings;

5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;

6.	significant reductions in customer retention;

7.	significant changes in interest rates;

8.

downgrades in the financial strength ratings of CIGNA's insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business, particularly the retirement business;

9.

inability of the program adopted by CIGNA to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);

10.

adjustments to the reserve assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating CIGNA’s liabilities for these reinsurance contracts that guarantee minimum death benefits under certain variable annuities;

11.

adjustments to the reserve assumptions and other considerations used in estimating CIGNA's liabilities for reinsurance contracts that guarantee minimum income benefits under certain variable annuities;

12.

significant stock market declines, which could, among other things, reduce results in CIGNA’s retirement business and result in increased pension expenses in CIGNA’s pension plan in future periods and the recognition of additional pension obligations;

13.

unfavorable claims experience related to workers' compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

14.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA's operations and investments; and

15.	changes in federal income tax laws.

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

There have been no significant changes in CIGNA’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to in this Item 4.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On February 25, 2003, an individual filed a purported class action lawsuit, Catherine Lazar v. CIGNA Corporation, et. al., in the Eastern District of Pennsylvania. The Lazar lawsuit contains allegations similar to the purported class action lawsuit Donna Huntsman v. CIGNA Corporation, et. al. described in the Form 10-K for the fiscal year ended December 31, 2002. The individuals bringing these actions seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001 to February 25, 2003, asserting violations of ERISA. On April 15, 2003, the Eastern District of Pennsylvania consolidated these actions in a matter referred to as In re Cigna Corp. ERISA Litigation. The court has not certified a class in this matter.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended March 31, 2003, and between such date and the filing of this Form 10-Q, CIGNA filed or furnished the following reports on Form 8-K:

•	dated May 2, 2003, Item 12 - containing a news release regarding its first quarter 2003 results.

•	dated March 19, 2003, Item 9 - containing a Regulation FD disclosure.

•	dated March 13, 2003, Item 9 - containing a Regulation FD disclosure.

•	dated March 5, 2003, Item 9 - containing a Regulation FD disclosure.

•	dated February 7, 2003, Item 5 - containing a news release regarding its fourth quarter and full year 2002 results.

•	dated January 7, 2003, Item 5 - containing a news release providing details of previously announced Health Care restructuring charge.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

Date: May 2, 2003	By:	/s/ Michael W. Bell
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 2, 2003

/s/ H. Edward Hanway
Title: Chief Executive Officer

I, MICHAEL W. BELL, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 2, 2003

/s/ Michael W. Bell
Title: Chief Financial Officer

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

99.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to 18 U.S.C. Section 1350	Filed herewith.

99.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to 18 U.S.C. Section 1350	Filed herewith.

E-1