Form 10-Q
period 2003-06-30
CIGNA CORP
filed 2003-08-01
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                                                                      Yes  x   No

        As of June 30, 2003, 140,233,074 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUES
Premiums and fees	$3,859	$3,901	$7,774	$7,854
Net investment income	668	700	1,326	1,390
Other revenues	(2)	240	356	465
Realized investment gains (losses)	109	(104)	78	(192)

Total revenues	4,634	4,737	9,534	9,517

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,330	3,119	6,579	6,272
Policy acquisition expenses	61	49	120	103
Other operating expenses	1,320	1,243	2,630	2,485

Total benefits, losses and expenses	4,711	4,411	9,329	8,860

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	(77)	326	205	657

Income taxes (benefits):
Current	63	111	(8)	269
Deferred	(87)	--	78	(45)

Total taxes (benefits)	(24)	111	70	224

INCOME (LOSS) FROM CONTINUING OPERATIONS	(53)	215	135	433
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	--	(1)	48	(1)

NET INCOME (LOSS)	$(53)	$214	$183	$432

EARNINGS PER SHARE - BASIC
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.38)	$1.53	$0.97	$3.07
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	--	(0.01)	0.34	(0.01)

NET INCOME (LOSS)	$(0.38)	$1.52	$1.31	$3.06

EARNINGS PER SHARE - DILUTED
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.38)	$1.50	$0.96	$3.02
INCOME FROM DISCONTINUED OPERATIONS	--	--	0.34	--

NET INCOME (LOSS)	$(0.38)	$1.50	$1.30	$3.02

DIVIDENDS DECLARED PER SHARE	$0.33	$0.33	$0.66	$0.66

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of June 30, 2003		As of December 31, 2002

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $26,269; $25,948)		$28,968		$27,803
Equity securities, at fair value (cost, $129; $239)		181		295
Mortgage loans		8,792		8,729
Policy loans		2,197		2,405
Real estate		294		253
Other long-term investments		693		791
Short-term investments		101		86

Total investments		41,226		40,362
Cash and cash equivalents		1,775		1,575
Accrued investment income		494		504
Premiums, accounts and notes receivable		3,006		3,206
Reinsurance recoverables		6,567		6,775
Deferred policy acquisition costs		529		494
Property and equipment		1,013		1,078
Deferred income taxes		1,040		1,257
Goodwill		1,620		1,620
Other assets, including other intangibles		602		624
Separate account assets		33,466		31,255
Assets of discontinued operations		--		200

Total assets		$91,338		$88,950

LIABILITIES
Contractholder deposit funds		$29,098		$29,374
Unpaid claims and claim expenses		4,464		4,535
Future policy benefits		11,997		11,848
Unearned premiums		261		243

Total insurance and contractholder liabilities		45,820		46,000
Accounts payable, accrued expenses and other liabilities		6,298		6,123
Short-term debt		--		130
Long-term debt		1,500		1,500
Nonrecourse obligations		43		--
Separate account liabilities		33,466		31,255
Liabilities of discontinued operations		--		75

Total liabilities		87,127		85,083

CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 274; 273)		68		68
Additional paid-in capital		3,246		3,212
Net unrealized appreciation, fixed maturities	$766		$512
Net unrealized appreciation, equity securities	22		26
Net unrealized appreciation, derivatives	1		6
Net translation of foreign currencies	(12)		(32)
Minimum pension liability adjustment	(727)		(714)

Accumulated other comprehensive income (loss)		50		(202)
Retained earnings		9,390		9,299
Less treasury stock, at cost		(8,543)		(8,510)

Total shareholders' equity		4,211		3,867

Total liabilities and shareholders' equity		$91,338		$88,950

SHAREHOLDERS' EQUITY PER SHARE		$30.03		$27.75

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended June 30,	2003		2002

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$68		$68

Additional paid-in capital, April 1		3,241		3,157
Issuance of common stock for employee benefits plans		5		44

Additional paid-in capital, June 30		3,246		3,201

Accumulated other comprehensive income (loss), April 1		(125)		61
Net unrealized appreciation, fixed maturities	$186	186	$158	158
Net unrealized depreciation, equity securities	(1)	(1)	(36)	(36)

Net unrealized appreciation on securities	185		122
Net unrealized depreciation, derivatives	(3)	(3)	(1)	(1)
Net translation of foreign currencies	6	6	--	--
Minimum pension liability adjustment	(13)	(13)	--	--

Other comprehensive income	175		121

Accumulated other comprehensive income, June 30		50		182

Retained earnings, April 1		9,489		10,053
Net income (loss)	(53)	(53)	214	214
Common dividends declared		(46)		(46)

Retained earnings, June 30		9,390		10,221

Treasury stock, April 1		(8,538)		(8,297)
Repurchase of common stock		--		(167)
Other treasury stock transactions, net		(5)		(1)

Treasury stock, June 30		(8,543)		(8,465)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$122	$4,211	$335	$5,207

Six Months Ended June 30,

Common stock		$68		$68

Additional paid-in capital, January 1		3,212		3,093
Issuance of common stock for employee benefits plans		34		108

Additional paid-in capital, June 30		3,246		3,201

Accumulated other comprehensive income (loss), January 1		(202)		147
Net unrealized appreciation, fixed maturities	$254	254	$69	69
Net unrealized depreciation, equity securities	(4)	(4)	(22)	(22)

Net unrealized appreciation on securities	250		47
Net unrealized depreciation, derivatives	(5)	(5)	(4)	(4)
Net translation of foreign currencies	20	20	(8)	(8)
Minimum pension liability adjustment	(13)	(13)	--	--

Other comprehensive income	252		35

Accumulated other comprehensive income, June 30		50		182

Retained earnings, January 1		9,299		9,882
Net income	183	183	432	432
Common dividends declared		(92)		(93)

Retained earnings, June 30		9,390		10,221

Treasury stock, January 1		(8,510)		(8,135)
Repurchase of common stock		--		(298)
Other treasury stock transactions, net		(33)		(32)

Treasury stock, June 30		(8,543)		(8,465)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$435	$4,211	$467	$5,207

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$135	$433
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(19)	296
Reinsurance recoverables	128	(68)
Deferred policy acquisition costs	(33)	(31)
Premiums, accounts and notes receivable	69	(333)
Accounts payable, accrued expenses and other liabilities	(70)	(112)
Current income taxes	319	(134)
Deferred income taxes	78	(45)
Realized investment (gains) losses	(78)	192
Depreciation and amortization	117	107
Gains on sales of businesses (excluding discontinued operations)	(33)	(40)
Other, net	27	(137)

Net cash provided by operating activities of continuing operations	640	128

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	4,049	1,932
Equity securities	184	84
Mortgage loans	541	332
Other (primarily short-term investments)	3,090	1,525
Investment maturities and repayments:
Fixed maturities	1,343	997
Mortgage loans	505	284
Investments purchased:
Fixed maturities	(5,428)	(3,386)
Equity securities	(67)	(105)
Mortgage loans	(1,058)	(305)
Other (primarily short-term investments)	(3,221)	(1,333)
Proceeds on sale of business	209	--
Property and equipment, net	(46)	(127)
Other, net	--	(39)

Net cash provided by (used in) investing activities of continuing operations	101	(141)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	3,242	3,766
Withdrawals and benefit payments from contractholder deposit funds	(3,561)	(4,015)
Net change in short-term debt	(3)	--
Repayment of long-term debt	(127)	(45)
Repurchase of common stock	--	(298)
Issuance of common stock	--	59
Common dividends paid	(92)	(92)

Net cash used in financing activities of continuing operations	(541)	(625)

Effect of foreign currency rate changes on cash and cash equivalents	--	1
Net cash from discontinued operations	--	--

Net increase (decrease) in cash and cash equivalents	200	(637)
Cash and cash equivalents, beginning of period	1,575	1,918

Cash and cash equivalents, end of period	$1,775	$1,281

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$(327)	$334
Interest paid	$59	$61

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

Results of operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system and subsidiary of CIGNA, are reported as discontinued operations because CIGNA sold that business in January 2003 (see Note 4). Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations. Certain other reclassifications have also been made to prior period amounts to conform to the 2003 presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46), that provides criteria for consolidating certain entities based on majority ownership of expected losses or residual returns. CIGNA will implement FIN 46 as of July 1, 2003, and expects to record additional assets and liabilities, primarily associated with real estate joint ventures, of up to $225 million each, including $140 million of nonrecourse liabilities. In the unlikely event that all of the underlying assets of these entities had no value and all other parties to these entities failed to meet their obligations, CIGNA estimates that its maximum exposure to loss at June 30, 2003 would approximate $145 million, representing CIGNA’s net investment in and additional commitments to these entities, including recourse liabilities.

Under FIN 46, CIGNA expects to disclose certain variable interest entities that it currently consolidates for which CIGNA serves as asset manager. These entities issue investment products secured by commercial loan pools and have assets and liabilities of approximately $200 million at June 30, 2003. CIGNA also expects to disclose real estate joint ventures that it currently consolidates with assets of $10 million. In the unlikely event that all of the underlying assets of these entities had no value and all other parties to these entities failed to meet their obligations, CIGNA estimates that its maximum exposure to loss at June 30, 2003 would approximate $185 million, primarily representing CIGNA’s net investment in these entities.

CIGNA expects to recover the recorded amounts of its investments in variable interest entities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2003	2002	2003	2002

Net income (loss), as	$(53)	$214	$183	$432
reported
Compensation expense for
restricted stock grants at
fair value, net of taxes,
included in net income
(loss) as reported	--	4	4	8
Total compensation
expense for stock
options and restricted
stock grants under
fair value method for all
awards, net of taxes	(9)	(17)	(22)	(32)

Pro forma net income (loss)	$(62)	$201	$165	$408

Net income (loss) per share:

Basic - as reported	$(0.38)	$1.52	$1.31	$3.06

Basic - pro forma	$(0.44)	$1.43	$1.18	$2.89

Diluted - as reported	$(0.38)	$1.50	$1.30	$3.02

Diluted - pro forma	$(0.44)	$1.40	$1.18	$2.85

Derivative instruments. In April 2003, the FASB issued an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and finalized a SFAS 133 implementation issue. Implementation of the amendment, which is required beginning in the third quarter of 2003, is not expected to have a significant effect on CIGNA’s consolidated financial statements. The implementation issue requires companies to recognize an embedded derivative at fair value for certain contractual features that include the risk of changes in credit quality of a pool of assets (such as fixed maturities and mortgage loans). CIGNA is reviewing its contractholder liabilities, and has not yet determined the effect of implementing the issue, which will be required in the fourth quarter of 2003.

Long-duration contracts and separate accounts. In July 2003, the American Institute of Certified Public Accountants (AICPA) issued a Statement of Position (SOP), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP, required to be implemented in the first quarter of 2004, addresses accounting for separate accounts and certain terms of investment-related and universal life contracts, including adjustments for returns based on a pool of assets, assessments that compensate for benefits to be provided in future periods, and sales inducements. CIGNA is currently evaluating the potential financial statement effects of implementing these SOP provisions. CIGNA has determined that its accounting for reinsurance of guaranteed minimum death benefits and guaranteed minimum income benefits will not be affected by the provisions of the SOP. See Note 3 for further information.

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

CIGNA has completed an in-depth analysis of current experience and reserve assumptions relating to the variable annuity death benefit product. As a result of this analysis, CIGNA recognized an after-tax charge of $286 million ($441 million pre-tax) to increase reserves in the second quarter of 2003. The reserve increase includes a charge relating to both actual and projected future partial surrenders, as well as updates to other assumptions including mortality and lapse.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed on page 20 and in CIGNA’s 2002 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations used in estimating these reserves (including lapse, partial surrender, mortality, interest rates and volatility), the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

CIGNA had future policy benefit reserves for these specialty life reinsurance contracts of approximately $1.5 billion as of June 30, 2003, and $1.4 billion as of December 31, 2002.

In the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market risks associated with this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In the second quarter of 2003, CIGNA began using foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with this business. To support its program to reduce equity risks associated with this business, CIGNA expects to adjust the futures and forward contract positions and enter into other positions over time to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. CIGNA recorded pre-tax losses of $312 million for the second quarter and $256 million for the six months of 2003 from these futures and forward contracts. Corresponding credits to expense reflecting the decrease in liabilities for these contracts are included in benefits, losses and settlement expenses.

For further information and details on CIGNA’s exposures, the program adopted to reduce these exposures and reserve assumptions relating to these specialty life reinsurance contracts, refer to pages 32 and 33 of CIGNA’s 2002 Annual Report to Shareholders.

As of June 30, 2003, the aggregate fair value of the underlying mutual fund investments was approximately $50 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.4 million annuitants had died on that date) was approximately $18.4 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures and forward contract positions held by CIGNA at June 30, 2003, was $2.1 billion.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 11 for further information.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Japanese pension operations. In May 2003, CIGNA entered into an agreement to sell its interest in a Japanese pension operation for cash proceeds of $18 million. The sale, which is subject to regulatory approval and other conditions to closing, is expected to be completed by the end of 2003. The determination of the gain will be affected by transaction costs, changes in net assets through the closing for results of operations and other adjustments.

Sale of Lovelace Health Systems. In January 2003, CIGNA sold the operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan. The sale generated an after-tax gain of $32 million, which is reported in discontinued operations. In the fourth quarter of 2002, CIGNA began reporting this business as discontinued operations and prior period financial information was reclassified.

Sale of Brazilian health care operations. In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations. Because the revenues, expenses and results of operations of the Brazilian health care operations are not material to CIGNA’s consolidated financial statements, prior period financial information has not been reclassified.

Sale of portions of U.S. life reinsurance business. In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for a gain of approximately $85 million after-tax, which was deferred because the sale was structured as an indemnity reinsurance arrangement. During the second quarter of 2002, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $2 million after-tax of the deferred gain.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business.

Discontinued operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Income Statement Data
Revenues	$--	$144	$--	$281

Loss before income tax
benefits	$--	$(1)	$(3)	$(1)
Income tax benefits	--	--	(1)	--

Loss from operations	--	(1)	(2)	(1)
Gains on sales, net of
taxes of $25	--	--	50	--

Income (loss) from
discontinued operations	$--	$(1)	$48	$(1)

(In millions)	December 31, 2002

Balance Sheet Data
Cash	$23
Accounts receivable	34
Property and equipment	94
Goodwill and other assets	49

Total assets	$200

Insurance liabilities	$47
Accounts payable and other liabilities	28

Total liabilities	$75

NOTE 5 – RESTRUCTURING PROGRAMS

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax), for severance costs. The severance charge reflected the expected reduction of approximately 280 employees. As of June 30, 2003, approximately 130 employees had been terminated under the program.

Fourth quarter 2002 program. In the fourth quarter of 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized in other operating expenses an after-tax charge of $97 million ($151 million pre-tax) in the Employee Health Care, Life and Disability Benefits segment. The after-tax charge consisted of $74 million of severance costs ($116 million pre-tax), $22 million in real estate costs ($34 million pre-tax) related to vacating certain leased facilities and $3 million ($4 million pre-tax) of asset impairment charges. These amounts were partially offset by a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. This benefit cost reduction continues in 2003 as employees are terminated, and is estimated to be approximately $10 million after-tax ($15 million pre-tax) for the full year of 2003. As of June 30, 2003, CIGNA recorded a gain of $2 million after-tax ($3 million pre-tax) for the second quarter and $6 million after-tax ($9 million pre-tax) for the six months of 2003 for other postretirement benefits for employees terminated during 2003.

The severance charge at that time reflected the expected reduction of approximately 3,900 employees. As of June 30, 2003, approximately 2,700 employees had been terminated under the program (including approximately 700 employees terminated in 2002). The second quarter of 2003 includes a reduction in the remaining liability by $15 million pre-tax ($10 million after-tax). This reduction is primarily due to higher attrition (which does not result in severance benefits or costs), and lower costs relating to outplacement and other services.

CIGNA expects this restructuring program to be substantially completed by year end 2003. The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	3,177	$112	$34	$146
First quarter 2003 activity:
Employees	(1,495)	(28)		(28)
Lease costs			(1)	(1)
Second quarter 2003 activity:
Employees	(501)	(22)		(22)
Lease costs			(3)	(3)
Reduction of
remaining balance	(236)*	(14)	(1)	(15)

Balance as of
June 30, 2003	945	$48	$29	$77

* Due to normal attrition.

NOTE 6 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Fixed maturities	$40	$(65)	$17	$(121)
Equity securities	52	(1)	36	(26)
Mortgage loans	--	(5)	(1)	(9)
Real estate	9	(29)	10	(37)
Other, primarily
derivatives	8	(4)	16	1

Realized investment gains
(losses), before income
taxes (benefits)	109	(104)	78	(192)
Less income taxes
(benefits)	37	(37)	27	(68)

Net realized investment
gains (losses)	$72	$(67)	$51	$(124)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Proceeds from sales	$2,610	$1,431	$4,233	$2,016
Gross gains on sales	$134	$33	$189	$59
Gross losses on sales	$(5)	$(84)	$(44)	$(153)

Securities on Loan

During the second quarter of 2003, CIGNA began lending certain fixed maturity securities to major brokerage firms through an agent. CIGNA retains the risks and rewards of ownership of these securities loaned and the agent indemnifies CIGNA for their return at CIGNA’s demand. Cash collateral was received and must be maintained daily at least equal to 100% of the fair value of securities loaned. Cash collateral is invested by CIGNA in high quality, shorter term instruments such as U.S. Treasury bills, high-grade commercial paper and fixed maturities. CIGNA provides a contractual rate of return on collateral held and bears the risk of any loss on the collateral.

At June 30, 2003, CIGNA had $83 million of securities on loan in fixed maturities. Cash collateral received is reported in cash and cash equivalents, fixed maturities and short-term investments at June 30, 2003. A liability for the return of collateral held of $85 million was reported in accounts payable, accrued expenses and other liabilities at June 30, 2003.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended June 30,

2003

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$377	$(133)	$244
Gains realized on securities	(92)	33	(59)

Net unrealized appreciation, securities	$285	$(100)	$185

Net unrealized depreciation, derivatives	$(5)	$2	$(3)

Net translation of foreign currencies	$9	$(3)	$6

Minimum pension liability adjustment	$(21)	$8	$(13)

2002

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$125	$(45)	$80
Losses realized on securities	66	(24)	42

Net unrealized appreciation, securities	$191	$(69)	$122

Net unrealized depreciation,
derivatives	$(2)	$1	$(1)

Six Months Ended June 30,

2003

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$437	$(153)	$284
Gains realized on securities	(53)	19	(34)

Net unrealized appreciation, securities	$384	$(134)	$250

Net unrealized depreciation, derivatives	$(8)	$3	$(5)

Net translation of foreign
currencies:
Net translation on foreign currencies held	$14	$(5)	$9
Foreign currency translation losses
realized on sale of business	17	(6)	11

Net translation of foreign currencies	$31	$(11)	$20

Minimum pension liability adjustment	$(21)	$8	$(13)

2002

Net unrealized appreciation,
securities:
Unrealized depreciation on securities held	$(72)	$25	$(47)
Losses realized on securities	147	(53)	94

Net unrealized appreciation, securities	$75	$(28)	$47

Net unrealized depreciation, derivatives	$(6)	$2	$(4)

Net translation of foreign currencies	$(11)	$3	$(8)

Minimum Pension Liability

During the second quarter of 2003, CIGNA increased its minimum pension liabilities resulting in an after-tax charge to equity of $13 million ($21 million pre-tax). This increase is the result of CIGNA’s annual update of plan participant data. Plan asset values and actuarial assumptions are consistent with those disclosed in CIGNA’s 2002 Annual Report to Shareholders.

NOTE 8 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended June 30,

2003

Loss from continuing operations	$(53)	$--	$(53)

Shares (in thousands):
Weighted average	139,735	--	139,735
Options and restricted stock
grants*			--

Total shares	139,735	--	139,735

EPS	$(0.38)	--	$(0.38)

2002
Income from continuing operations	$215	$--	$215

Shares (in thousands):
Weighted average	140,881	--	140,881
Options and restricted stock grants		2,177	2,177

Total shares	140,881	2,177	143,058

EPS	$1.53	$(0.03)	$1.50

Six Months Ended June 30,

2003

Income from continuing operations	$135	$--	$135

Shares (in thousands):
Weighted average	139,712	--	139,712
Options and restricted stock
grants		695	695

Total shares	139,712	695	140,407

EPS	$0.97	$(0.01)	$0.96

2002

Income from continuing operations	$433	$--	$433

Shares (in thousands):
Weighted average	141,215	--	141,215
Options and restricted stock
grants		1,955	1,955

Total shares	141,215	1,955	143,170

EPS	$3.07	$(0.05)	$3.02

Common shares held as Treasury shares were 133,835,494 as of June 30, 2003, and 133,317,419 as of December 31, 2002.

_________________________

* Because of the loss from continuing operations for the second quarter of 2003, the number of shares used to compute loss per share does not reflect the dilution caused by stock options and restricted stock grants of approximately 1.0 million.

NOTE 9 – REINSURANCE

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

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.5 billion at June 30, 2003, and $5.6 billion at December 31, 2002, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance. The Run-off Reinsurance Operations segment participates in a workers’compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool has been completed, disputes over collection of amounts due CIGNA from the retrocessionaires have arisen, which may require further arbitration actions to resolve. Also, disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

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

The retrocessional disputes are not expected to be resolved for some time. In addition, unfavorable claims experience related to workers’compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2003, based on current information. However, it is possible that future developments regarding these matters could have a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees
Individual life
insurance and annuity
business sold	$81	$87	$159	$172
Other	40	64	85	133

Total	$121	$151	$244	$305

Reinsurance recoveries
Individual life insurance and
annuity business sold	$74	$142	$149	$160
Other	53	50	85	202

Total	$127	$192	$234	$362

NOTE 10 – SEGMENT INFORMATION

CIGNA’s operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings” which is defined as income (loss) from continuing operations before realized investment gains (losses).

As a result of losses on certain specialty life reinsurance contracts recognized in 2002, CIGNA placed the run-off reinsurance operations (previously reported in Other Operations) into a separate reporting segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior period information has been reclassified to conform to this presentation.

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees and other revenues
Employee Health Care, Life
and Disability Benefits	$3,808	$3,763	$7,646	$7,556
Employee Retirement Benefits
and Investment Services	83	90	173	176
International Life, Health
and Employee Benefits	208	206	422	404
Run-off Reinsurance
Operations	(297)	26	(218)	65
Other Operations	72	72	142	150
Corporate	(17)	(16)	(35)	(32)

Total	$3,857	$4,141	$8,130	$8,319

Income (loss) from continuing
operations
Employee Health Care, Life
and Disability Benefits	$120	$229	$279	$445
Employee Retirement Benefits
and Investment Services	59	57	114	114
International Life, Health
and Employee Benefits	11	8	21	16
Run-off Reinsurance Operations	(306)	(1)	(321)	(3)
Other Operations	19	17	39	37
Corporate	(28)	(28)	(48)	(52)

Segment earnings (loss)	(125)	282	84	557
Realized investment gains
(losses), net of taxes	72	(67)	51	(124)

Income (loss) from
continuing operations	$(53)	$215	$135	$433

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2003, employers were required to maintain assets that exceed 102% to 129% of benefit obligations. Benefit obligations under these arrangements were $3.4 billion as of June 30, 2003, and $3.3 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $1.9 billion as of June 30, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $313 million as of June 30, 2003, and December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of June 30, 2003, and December 31, 2002.

CIGNA guaranteed $106 million of construction loans as of June 30, 2003, and December 31, 2002, related to investments in certain real estate joint ventures. These loans are secured by the joint ventures’ real estate properties which have fair values in excess of the loan amounts. The loans mature at various dates from 2003 to 2007, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. CIGNA has recourse to other owners for 3% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

CIGNA has indemnification obligations to lenders up to $339 million as of June 30, 2003, and $280 million as of December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’real estate properties which have fair values in excess of the loan amounts and mature at various dates from 2003 to 2011. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2003, or December 31, 2002.

CIGNA guaranteed $42 million of principal for industrial revenue bonds as of June 30, 2003, and December 31, 2002, that are payable in 2007 and also guaranteed $8 million of aggregate interest payable periodically up to maturity. These bonds are secured by mortgages on properties and other assets held by real estate partnerships. An event of default under these bonds will not cause the principal or interest payments to be due immediately, but instead CIGNA would be required to make principal or interest payments under the original terms of the bonds. CIGNA has recourse to partners for 43% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

As of June 30, 2003 and December 31, 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of June 30, 2003, and December 31, 2002, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2003, or December 31, 2002.

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

CIGNA has purchased reinsurance from third parties, which covers 80% of the exposures of these contracts. CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, annuity election rates, policy surrenders and credit risk. During the first quarter of 2003, CIGNA recognized an after-tax charge of $6 million ($9 million pre-tax) related to revised credit risk assumptions for amounts recoverable from reinsurers.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits, and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and
•	All underlying mutual fund investment values remained at the June 30, 2003 value of $3.0 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.8 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote. CIGNA has reinsurance for 80% of this amount. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of June 30, 2003, CIGNA had liabilities of $111 million related to these contracts and amounts recoverable from reinsurers of $80 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of June 30, 2003. As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some issues that may affect CIGNA’s businesses include:

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

Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. CIGNA has implemented certain security measures and planned others in anticipation of these rules. Other proposed HIPAA regulations include standards for the assignment of a unique national identifier for each health plan and provider and requirements for a unique national identifier for employer groups. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts were approximately $18 million after-tax for the second quarter and $31 million after-tax for the six months ended June 30, 2003.

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

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. In 2001, the Internal Revenue Service (IRS) implemented an initiative for leveraged corporate life insurance plans purchased after June 20, 1986, that permits policyholders to settle tax disputes related to these plans. This IRS initiative expired in 2003 and there has been no significant surrender activity. However, management expects revenues and earnings associated with these products to decline. For the second quarter and six months of 2003, revenues of $42 million and $89 million, respectively, and earnings of $5 million and $12 million, respectively, were from products affected by this legislation.

Litigation and Other Legal Matters

CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A Florida federal court handling this multi-district litigation matter has certified a class of physicians who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA and the other defendants have appealed that decision. The Florida federal court denied class certification to health plan subscribers. During the second quarter of 2003, CIGNA settled these subscriber cases for minimal amounts.

An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements. This state action was amended to include federal claims and removed to federal court in Illinois where a settlement was filed and preliminarily approved. The case was then transferred to federal court in Florida as part of the multi-district litigation described above. Settlement discussions are underway under the supervision of a court appointed mediator, and a hearing is scheduled in September 2003. CIGNA recognized a charge of $50 million after-tax ($77 million pre-tax) in the fourth quarter of 2002, for expected costs associated with health care provider class action litigation. Since this matter has not been resolved, adjustments to this amount in future periods are possible.

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

In the fourth quarter of 2002, several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits asserting violations of ERISA have been filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001, to February 25, 2003. Consolidated complaints have been filed in the securities and ERISA class action cases.

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

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2003”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 40.

The following discussion addresses the financial condition of CIGNA as of June 30, 2003, compared with December 31, 2002, and its results of operations for the second quarter and six months ended June 30, 2003, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2002 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Charge for the Run-off Reinsurance Operations

CIGNA has completed an in-depth review of reserves for certain specialty life reinsurance contracts and recognized an after-tax charge of $286 million ($441 million pre-tax) in the second quarter of 2003. See the Run-off Reinsurance Operations segment beginning on page 29 for further discussion.

Acquisitions and Dispositions

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Japanese pension operations. In May 2003, CIGNA entered into an agreement to sell its interest in a Japanese pension operation for cash proceeds of $18 million. The sale, which is subject to regulatory approval and other conditions to closing, is expected to be completed by the end of 2003. The determination of the gain will be affected by transaction costs, changes in net assets through the closing for results of operations and other adjustments.

Sale of Lovelace Health Systems. In January 2003, CIGNA sold the operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system located in New Mexico that includes a multi-specialty physician group practice, a hospital, family practice clinics and a health plan. The sale generated an after-tax gain of $32 million, which is reported in discontinued operations. In the fourth quarter of 2002, CIGNA began reporting this business as discontinued operations and prior period financial information was reclassified.

Sale of Brazilian health care operations. In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued

operations. Because the revenues, expenses and results of operations of the Brazilian health care operations are not material to CIGNA’s consolidated financial statements, prior period financial information has not been reclassified.

Sale of portions of U.S. life reinsurance business. In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for a gain of approximately $85 million after-tax, which was deferred because the sale was structured as an indemnity reinsurance arrangement. During the second quarter of 2002, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $2 million after-tax of the deferred gain.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business.

Restructuring Programs

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax), for severance costs. The severance charge reflected the expected reduction of approximately 280 employees. As of June 30, 2003, approximately 130 employees had been terminated under the program. Annual after-tax savings are estimated to be $15 million beginning in 2004 reflecting the elimination of salary and benefits costs for terminated employees.

Fourth quarter 2002 program. In the fourth quarter of 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized in other operating expenses an after-tax charge of $97 million ($151 million pre-tax) in the Employee Health Care, Life and Disability Benefits segment. The after-tax charge consisted of $74 million of severance costs ($116 million pre-tax), $22 million in real estate costs ($34 million pre-tax) related to vacating certain leased facilities and $3 million ($4 million pre-tax) of asset impairment charges. These amounts were partially offset by a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. This benefit cost reduction continues in 2003 as employees are terminated, and is estimated to be approximately $10 million after-tax ($15 million pre-tax) for the full year of 2003. As of June 30, 2003, CIGNA recorded a gain of $2 million after-tax ($3 million pre-tax) for the second quarter and $6 million after-tax ($9 million pre-tax) for the six months of 2003 for other postretirement benefits for employees terminated during 2003.

The severance charge at that time reflected the expected reduction of approximately 3,900 employees. As of June 30, 2003, approximately 2,700 employees had been terminated under the program (including approximately 700 employees terminated in 2002). The second quarter of 2003 includes a reduction in the remaining liability by $15 million pre-tax ($10 million after-tax). This reduction is primarily due to higher attrition (which does not result in severance benefits or costs) and lower costs relating to outplacement and other services.

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	3,177	$112	$34	$146
First quarter 2003 activity:
Employees	(1,495)	(28)		(28)
Lease costs			(1)	(1)
Second quarter 2003 activity:
Employees	(501)	(22)		(22)
Lease costs			(3)	(3)
Reduction of
remaining balance	(236)*	(14)	(1)	(15)

Balance as of
June 30, 2003	945	$48	$29	$77

* Due to normal attrition.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on CIGNA's consolidated results of operations or financial condition.

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2002 Annual Report to Shareholders beginning on page 22 and include (updated effects of hypothetical changes are disclosed parenthetically):

•	future policy benefits - variable annuity death benefits (a 10% increase in future partial withdrawal assumptions is estimated to reduce net income by $10 million. See Specialty life reinsurance contracts on page 29 for further discussion);
•	unpaid claims and claim expenses for guaranteed cost, minimum premium programs and retrospectively experience-rated health care products (a 1% increase in assumed medical cost trend is estimated to reduce net income by approximately $45 million);
•	reinsurance recoverables for the Run-off Reinsurance Operations; and
•	investments - recognition of losses from "other than temporary" impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates within CIGNA’s consolidated financial statements, including liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as pension, postemployment and postretirement benefits, certain compensation accruals and income taxes.

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

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some issues that may affect CIGNA’s businesses include:

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

Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. CIGNA has implemented certain security measures and planned others in anticipation of these rules. Other proposed HIPAA regulations include standards for the assignment of a unique national identifier for each health plan and provider and requirements for a unique national identifier for employer groups. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts were approximately $18 million after-tax for the second quarter and $31 million after-tax for the six months ended June 30, 2003, and are estimated to be approximately $60 million after-tax for full year 2003.

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

Litigation and other legal matters. CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A Florida federal court handling this multi-district litigation matter has certified a class of physicians who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. CIGNA and the other defendants have appealed that decision. The Florida federal court denied class certification to health plan subscribers. During the second quarter of 2003, CIGNA settled these subscriber cases for minimal amounts.

An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements. This state action was amended to include federal claims and removed to federal court in Illinois where a settlement was filed and preliminarily approved. The case was then transferred to federal court in Florida as part of the multi-district litigation described above. Settlement discussions are underway under the supervision of a court appointed mediator, and a hearing is scheduled in September 2003. CIGNA recognized a charge of $50 million after-tax ($77 million pre-tax) in the fourth quarter of 2002, for expected costs associated with health care provider class action litigation. Since this matter has not been resolved, adjustments to this amount in future periods are possible.

In the third quarter of 2002, CIGNA recognized a charge based on a review of CIGNA’s exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures. The underlying London market retrocessional disputes are not expected to be resolved for some time. CIGNA’s reserve balance is based on a current assessment of these matters, the outcomes of which could result in adjustments to CIGNA’s reserve. See also page 30 in the “Unicover and other run-off reinsurance” section.

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

In the fourth quarter of 2002, several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits asserting violations of ERISA have been filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001, to February 25, 2003. Consolidated complaints have been filed in the securities and ERISA class action cases.

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

Other Matters

CIGNA is exploring strategic alternatives to further maximize the value of its retirement and investment services business. Options under consideration include placing the retirement and investment services business in a separate operating company with its own financial ratings or a possible divestiture.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$3,859	$3,901	$7,774	$7,854
Net investment income	668	700	1,326	1,390
Other revenues	(2)	240	356	465
Realized investment gains
(losses)	109	(104)	78	(192)

Total revenues	4,634	4,737	9,534	9,517
Benefits and expenses	4,711	4,411	9,329	8,860

Income (loss) from
continuing operations
before taxes (benefits)	(77)	326	205	657
Income taxes (benefits)	(24)	111	70	224

Income (loss) from
continuing operations	(53)	215	135	433
Income (loss) from
discontinued operations	--	(1)	48	(1)

Net income (loss)	$(53)	$214	$183	$432

Realized investment gains
(losses), net of taxes	$72	$(67)	$51	$(124)

Net Income (Loss)

Net income (loss) is determined in accordance with GAAP, and includes both income (loss) from continuing operations (including realized investment gains (losses), net of taxes) and discontinued operations.

Income (loss) from continuing operations declined significantly for the second quarter and six months of 2003, compared with the same periods last year, primarily due to the reserve charge in the Run-off Reinsurance Operations segment, as well as lower results in the Employee Health Care, Life and Disability Benefits segment. This decline was partially offset by improved after-tax realized investment results. Segment results are discussed in more detail below.

Income (loss) from discontinued operations for the six months of 2003 primarily reflects the after-tax gains on the sales of Lovelace and the Brazilian health care operations. Income (loss) from discontinued operations for the second quarter and six months of 2002 reflect operating losses from Lovelace. See “Acquisitions and Dispositions” on page 18 for additional information.

In order to facilitate an understanding and comparison of results of operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)

Three Months Ended June 30,

2003

Reserve charge on certain specialty life
reinsurance contracts	$(441)	$(286)
Restructuring items, net*	2	1
Gain on other postretirement benefits	3	2

Total	$(436)	$(283)

2002

Accelerated recognition of deferred gain
on sale of life reinsurance business	$3	$2

Six Months Ended June 30,

2003

Reserve charge on certain specialty life
reinsurance contracts	$(441)	$(286)
Restructuring items, net*	2	1
Gain on other postretirement benefits	9	6

Total	$(430)	$(279)

2002

Accelerated recognition of deferred gain
on sale of life reinsurance business	$3	$2

Revenues

Total revenues for the second quarter and six months of 2003 compared with the same periods last year were impacted by:

•	realized investment gains, compared with losses in the prior year period (see further discussion below); and
•	increased revenues from certain specialty health care operations (reported in other revenues).

These increases were offset by losses recognized from futures and forward contracts in connection with the program to reduce equity market risks in the Run-off Reinsurance Operations segment (see page 29).

_________________

* Restructuring items include a reduction of costs of $10 million after-tax ($15 million pre-tax) associated with the 2002 program, and charges of $9 million after-tax ($13 million pre-tax) associated with the Corporate Effectiveness Initiative (see page 19).

Realized Investment Gains (Losses)

The improvement in realized investment results for the second quarter and six months of 2003, compared with the same periods last year primarily reflects:

•	higher gains on sales of fixed maturities compared with losses in the prior year;
•	higher gains on sales of equity securities; and
•	lower impairments on fixed maturities and real estate investments.

The weakness in certain sectors of the economy may cause investment losses in the future. Refer to “Investment Assets” beginning on page 37 for further information.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including:

•	risks and exposures associated with certain specialty life reinsurance contracts (see page 29);
•	earnings for the retirement business because declines in assets under management reduce asset-based fees (see page 27); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA's employee pension plans.

Minimum Pension Liability

During the second quarter of 2003, CIGNA increased its minimum pension liabilities resulting in an after-tax charge to equity of $13 million ($21 million pre-tax). This increase is a result of CIGNA’s annual update of plan participant data. Plan asset values and actuarial assumptions are consistent with those disclosed in CIGNA’s 2002 Annual Report to Shareholders.

Outlook for 2003

Subject to the factors noted in the Cautionary Statement on page 40, management expects full year 2003 income from continuing operations excluding realized investment gains (losses) and special items to be lower than the comparable 2002 amount (see page 19 of CIGNA’s 2002 Annual Report to Shareholders). This lower outlook for 2003 primarily reflects expected lower earnings in the health care operations due to:

•	higher expected medical costs due to higher unit costs and increased utilization;
•	lower expected membership levels; and
•	higher expected expenses per member, including costs to comply with the requirements of HIPAA (see page 21).

Information is not available for management to reasonably estimate realized investment gains (losses) or special items for 2003 (with the exception of gains associated with other postretirement benefits discussed on page 25). Refer to page 23 for special items recognized through the six months of 2003. Special items for the full year could include the impact of any potential settlements of pending litigation and a gain on sale of CIGNA’s interest in the Japanese pension operations. Realized investment gains, net of taxes, were $51 million for the six months of 2003, however realized investment results are not predictable and therefore this amount is not necessarily indicative of full year results.

Segment Analysis

CIGNA’s operating segments generally reflect groups of related products, but the International Life, Health and Employee Benefits segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings” which is defined as income (loss) from continuing operations before realized investment gains (losses).

EMPLOYEE HEALTH CARE, LIFE AND DISABILITY BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$3,529	$3,555	$7,095	$7,150
Net investment income	134	148	263	290
Other revenues	279	208	551	406

Segment revenues	3,942	3,911	7,909	7,846
Benefits and expenses	3,757	3,563	7,483	7,167

Income before taxes	185	348	426	679
Income taxes	65	119	147	234

Segment earnings	$120	$229	$279	$445

Realized investment gains
(losses), net of taxes	$50	$(31)	$33	$(63)

Special items (after-tax) included
in segment earnings:
Restructuring	$10	$--	$10	$--
Gains on other
postretirement benefits	$2	$--	$6	$--

Results

Segment earnings for the Employee Health Care, Life and Disability Benefits segment decreased $109 million, or 48% for the second quarter, and $166 million, or 37% for the six months of 2003, compared with the same periods last year.

CIGNA reports the results of this segment in two parts, Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations such as managed behavioral health, medical cost and utilization management, managed dental, managed pharmacy programs and pharmaceutical fulfillment services. Indemnity includes medical and dental indemnity, and group disability, life and accident insurance operations.

Segment earnings for the HMO and Indemnity operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

HMO operations	$77	$129	$185	$250
Indemnity operations	43	100	94	195

Total	$120	$229	$279	$445

Special items (after-tax) included in segment earnings for the HMO and Indemnity operations were as follows:

•	gains resulting from a reduction in the charge for the fourth quarter 2002 restructuring program of $6 million for the HMO operations and $4 million for the Indemnity operations (see page 19) for both the second quarter and six months of 2003; and
•	gains on other postretirement benefits of $2 million for the second quarter and $6 million for the six months of 2003 ($1 million for the second quarter and $3 million for the six months of 2003 in each of the HMO and Indemnity operations) for both HMO and Indemnity operations.

HMO results declined for the second quarter and for the six months of 2003 compared with the same periods last year. Excluding the special items noted above, HMO results declined $59 million for the second quarter and $74 million for the six months of 2003, compared with the same periods last year, primarily due to:

•	higher prior year claim experience, including the impact of reprocessing certain 2002 claims, and increased medical cost trend (primarily for inpatient services) in the guaranteed cost HMO business; and
•	higher operating expenses per member primarily resulting from lower membership in both the guaranteed cost HMO business and HMO Administrative Services Only (ASO) programs.

For the six months of 2003, these factors were partially offset by improved results in the specialty health care operations (primarily in pharmaceutical fulfillment services) resulting from business growth and higher margins.

Indemnity results declined for the second quarter and six months of 2003 compared with the same periods last year. Excluding the special items noted above, Indemnity results declined $62 million, for the second quarter and $108 million, for the six months of 2003, compared with the same periods last year. The quarter over quarter decline is primarily due to:

•	higher operating expenses and the impact of reprocessing certain 2002 claims;
•	lower membership in indemnity ASO programs; and
•	increasing medical cost trend in the guaranteed cost business.

For the six months of 2003, lower margins on experience-rated renewal business, partially offset by gains from the cancellation of poorly performing cases, also affected the decline.

These declines were partially offset by increased earnings in the group disability, life and accident insurance business, reflecting improved claim experience, partially offset by lower net investment income.

Premiums and Fees

Premiums and fees decreased 1% for the second quarter and six months of 2003 primarily due to a decline in membership, substantially offset by rate increases.

Premium Equivalents

A significant portion of CIGNA’s health care business consists of ASO programs where the customer self-funds all of their claims and minimum premium programs where the customer self-funds a portion of their claims. Under ASO programs, the customer or plan sponsor, rather than CIGNA, assumes the risk for claim costs incurred. Under minimum premium programs, the policyholder assumes the risk and self-funds claims up to a predetermined aggregate, maximum amount, and CIGNA bears the risk for claim costs incurred in excess of that amount.

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

Premiums and fees associated with ASO programs were $415 million for the second quarter and $852 million for the six months of 2003, compared with $423 million for the second quarter and $866 million for the six months of 2002.

Premiums and fees associated with minimum premium programs were $46 million for the second quarter and $111 million for the six months of 2003, compared with $67 million for the second quarter and $137 million for the six months of 2002.

Adjusted premiums and fees for the Employee Health Care, Life and Disability Benefits segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$3,529	$3,555	$7,095	$7,150
Premium equivalents	6,200	5,439	12,211	10,919

Adjusted premiums and fees	$9,729	$8,994	$19,306	$18,069

The increase in premium equivalents is primarily due to higher medical costs in HMO and indemnity ASO and minimum premium programs that, in turn, increase the amount of paid claims.

Net Investment Income

Net investment income decreased 9% for the second quarter and six months of 2003 compared with the same periods last year primarily resulting from lower yields.

Other Revenues

Other revenues increased 34% for the second quarter and 36% for the six months of 2003 compared with the same periods last year primarily due to growth in the specialty health care operations, predominantly in pharmaceutical fulfillment services and medical cost and utilization management services.

Medical Membership

As of June 30, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2003	2002

HMO	6.3	6.8
Indemnity (estimated)	5.7	6.3

The decline in HMO medical membership is primarily due to lower guaranteed cost HMO program membership, and, to a lesser extent, declines in HMO ASO programs.

The decline in indemnity medical membership primarily reflects cancellations of, and lower enrollment in, Preferred Provider Organization (PPO) plans and, to a lesser extent, declines in traditional indemnity programs.

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

EMPLOYEE RETIREMENT BENEFITS AND INVESTMENT SERVICES

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$83	$90	$173	$176
Net investment income	406	425	812	839

Segment revenues	489	515	985	1,015
Benefits and expenses	405	430	824	849

Income before taxes	84	85	161	166
Income taxes	25	28	47	52

Segment earnings	$59	$57	$114	$114

Realized investment gains
(losses), net of taxes	$7	$(34)	$4	$(56)

Results

Segment earnings for the Employee Retirement Benefits and Investment Services segment increased 4% for the second quarter of 2003 compared with the same period last year. Results include higher interest earnings and lower tax expense, partially offset by the negative impact on asset-based fees resulting from market value depreciation of equity securities. Results for the six months of 2003 were level compared with 2002 as favorable product mix shift and lower tax expense were offset by the negative impact of equity depreciation.

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

Premiums and fees decreased 8% for the second quarter due to lower single premium annuity sales. Premiums and fees decreased 2% for the six months of 2003 compared with the same periods last year, primarily due to the impact of equity depreciation on asset-based fees.

Assets Under Management

Assets under management consist of invested assets and separate account assets, as well as third-party investment advisory account assets in the Employee Retirement Benefits and Investment Services segment. Assets under management are a determinant of earnings for this segment because a significant portion of this segment’s revenues is based on asset values.

The following table shows assets under management and the related activity for the six months ended June 30.

(In millions)	2003	2002

Balance--January 1	$53,757	$55,306
Premiums and deposits	3,854	3,594
Investment income	1,240	1,244
Increase (decrease) in fair
value of assets	2,249	(2,559)
Customer withdrawals	(1,572)	(1,395)
Other, including participant
withdrawals and benefit
payments	(3,265)	(2,479)

Balance--June 30	$56,263	$53,711

Changes in assets under management are discussed below.

Premiums and deposits. For the six months of 2003, approximately 69% of premiums and deposits were from existing customers, and 31% were from sales to new customers and new plan sales to existing customers. For the six months of 2002, approximately 74% of premiums and deposits were from existing customers, and 26% were from sales to new customers and new plan sales to existing customers.

Fair value of assets. The fair value of assets under management fluctuates because of changes in the market value of fixed maturities, related derivatives and equity securities. The increase in fair value of assets in 2003 was primarily attributable to market value appreciation of equity securities in separate accounts, compared with depreciation of these securities in 2002.

Customer withdrawals. Withdrawals were higher in 2003 primarily due to one large customer withdrawal in the defined contribution business.

Other Matters

Split-dollar life insurance. Recently proposed regulations by the Internal Revenue Service and statutory changes may result in withdrawals of assets, policy terminations and fewer sales of new policies. Approximately $5 million in earnings for full year 2002 was associated with these policies.

INTERNATIONAL LIFE, HEALTH AND EMPLOYEE BENEFITS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$207	$203	$421	$401
Net investment income	15	13	26	24
Other revenues	1	3	1	3

Segment revenues	223	219	448	428
Benefits and expenses	206	206	415	403

Income before taxes	17	13	33	25
Income taxes	6	5	12	9

Segment earnings	$11	$8	$21	$16

Realized investment gains,
net of taxes	$5	$1	$5	$1

Results

Segment earnings for the International Life, Health and Employee Benefits segment increased 38% for the second quarter and 31% for the six months of 2003, compared with the same periods last year, primarily due to growth and favorable claim experience in health care and other employee benefit products provided to expatriate employees of multinational companies.

Premiums and Fees

Premiums and fees increased 2% for the second quarter and 5% for the six months of 2003, compared to the same periods last year reflecting:

•	growth in the life, accident and health operations in Asia; and
•	higher premiums and fees for health care and other employee benefit products provided to expatriate employees of multinational companies.

These increases were partially offset by the absence of premiums and fees from the Brazilian health care operations (see page 18), which CIGNA sold in January 2003.

International Expansion

CIGNA expects to pursue international growth through acquisitions, joint ventures and other investments. Such projects inevitably involve start-up costs that could result in initial losses for those operations.

RUN-OFF REINSURANCE OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$14	$23	$37	$62
Net investment income	20	8	35	22
Other revenues	(311)	3	(255)	3

Segment revenues	(277)	34	(183)	87
Benefits and expenses	181	34	298	89

Loss before income taxes
(benefits)	(458)	--	(481)	(2)
Income taxes (benefits)	(152)	1	(160)	1

Segment loss	$(306)	$(1)	$(321)	$(3)

Realized investment gains
(losses), net of taxes	$10	$(2)	$9	$(4)

Special items (after-tax)
included in segment loss:
Reserve charge on certain
specialty life reinsurance
contracts	$(286)	$--	$(286)	$--
Accelerated recognition of
deferred gain on sale of
life reinsurance
business	$--	$2	$--	$2

Results

Segment loss for the Run-off Reinsurance Operations segment increased for the second quarter and six months of 2003, compared with the same periods last year, due primarily to a reserve charge on certain specialty life reinsurance contracts. See further discussion below.

Results were also impacted by:

•	higher losses in the personal accident business;
•	increase in reserves for disputed contracts; and
•	revised credit risk assumptions in the first quarter of 2003 relating to reinsurance recoverables on contracts that guarantee minimum income benefits.

Premiums and Fees

Premiums and fees decreased 39% for the second quarter and 40% for the six months of 2003, compared with the same periods last year primarily due to the continuing runoff of the reinsurance business.

Other Revenues

As discussed further below, in the third quarter of 2002 CIGNA implemented a program to substantially reduce the equity market exposures for certain specialty life reinsurance contracts by selling exchange-traded futures contracts and foreign currency forward contracts. Other revenues include losses of $312 million for the second quarter and $256 million for the six months of 2003 from these futures and forward contracts. The corresponding reductions in expense reflecting the decrease in liabilities for these contracts are included in benefits, losses and settlement expenses.

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

CIGNA has completed an in-depth analysis of current experience and reserve assumptions relating to the variable annuity death benefit product. As a result of this analysis, CIGNA recognized an after-tax charge of $286 million ($441 million pre-tax) to increase reserves in the second quarter of 2003. The reserve increase includes a charge relating to both actual and projected future partial surrenders, as well as updates to other assumptions including mortality and lapse.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed on page 20 and in CIGNA’s 2002 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations used in estimating these reserves (including lapse, partial surrender, mortality, interest rates and volatility), the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

CIGNA had future policy benefit reserves for these specialty life reinsurance contracts of approximately $1.5 billion as of June 30, 2003, and $1.4 billion as of December 31, 2002.

In the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market risks associated with this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In the second quarter of 2003, CIGNA began using foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with this business. To support its program to reduce equity risks associated with this business, CIGNA expects to adjust the futures and forward contract positions and enter into other positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on CIGNA’s exposures, the program adopted to reduce these exposures and reserve assumptions relating to these specialty life reinsurance contracts, refer to pages 32 and 33 of CIGNA’s 2002 Annual Report to Shareholders.

As of June 30, 2003, the aggregate fair value of the underlying mutual fund investments was approximately $50 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.4 million annuitants had died on that date) was approximately $18.4 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures and forward contract positions held by CIGNA at June 30, 2003, was $2.1 billion.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 36 for further information.

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

The retrocessional disputes are not expected to be resolved for some time. In addition, unfavorable claims experience related to workers’compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2003, based on current information. However, it is possible that future developments regarding these matters could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$26	$30	$48	$65
Net investment income	93	102	190	210
Other revenues	46	42	94	85

Segment revenues	165	174	332	360
Benefits and expenses	136	150	270	304

Income before taxes	29	24	62	56
Income taxes	10	7	23	19

Segment earnings	$19	$17	$39	$37

Realized investment losses,
net of taxes	$--	$(1)	$--	$(2)

Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	settlement annuity business; and
•	certain investment management services initiatives.

Results

Segment earnings for Other Operations increased 12% for the second quarter and 5% for the six months of 2003 compared with the same periods last year. Improved results from investment management services were partially offset by a reduction in deferred gains recognized from the sale of the individual life insurance and annuity business and a decline in earnings in the leveraged corporate life insurance business due to the continuing run-off of this business.

Premiums and Fees

Premiums and fees decreased 13% for the second quarter and 26% for the six months of 2003, compared with the same periods last year primarily due to lower premiums from leveraged corporate life insurance.

Other Revenues

Other revenues increased 10% for the second quarter and 11% for the six months of 2003, compared with the same periods last year, driven by CIGNA’s investment management services initiatives.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. In 2001, the Internal Revenue Service (IRS) implemented an initiative for leveraged corporate life insurance plans purchased after June 20, 1986, that permits policyholders to settle tax disputes related to these plans. This IRS initiative expired in 2003 and there has been no significant surrender activity. However, management expects revenues and earnings associated with these products to decline. For the second quarter and six months of 2003, revenues of $42 million and $89 million, respectively, and earnings of $5 million and $12 million, respectively, were from products affected by this legislation.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Segment loss	$(28)	$(28)	$(48)	$(52)

Special items (after-tax)
included in segment loss:
Restructuring charge
(see page 19)	$(9)	$--	$(9)	$--

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss for the second quarter remained level and decreased 8% for the six months of 2003, compared with the same periods of the prior year. Results include higher expenses due to the charge related to CIGNA’s corporate effectiveness initiative (see page 19) offset primarily by lower expenses.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Revenues	$--	$144	$--	$281

Loss before income tax
benefits	$--	$(1)	$(3)	$(1)
Income tax benefits	--	--	(1)	--

Loss from operations	--	(1)	(2)	(1)
Gains on sales, net of
taxes of $25	--	--	50	--

Income (loss) from
discontinued operations	$--	$(1)	$48	$(1)

In January 2003, CIGNA sold the operations of Lovelace and recognized an after-tax gain of $32 million. Additionally, there was a $2 million after-tax loss from operations for the first quarter of 2003. In the fourth quarter of 2002, CIGNA began reporting this business as discontinued operations and prior period financial information has been reclassified.

In January 2003, CIGNA sold its Brazilian health care operations and recognized an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations. Because revenues, expenses and results of operations of the Brazilian health care operations are not material to CIGNA’s consolidated financial statements, prior period financial information has not been reclassified.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows for the six months ended June 30 were as follows:

(In millions)	2003	2002

Operating activities	$640	$128
Investing activities	$101	$(141)
Financing activities	$(541)	$(625)

Cash and cash equivalents increased $200 million in 2003 and decreased $637 million in 2002.

Cash flows from operating activities consist of income (loss) from continuing operations adjusted for realized investment gains (losses) and the timing of cash receipts and disbursements for premiums and fees, investment income, taxes and benefits, losses and expenses.

Amounts shown for cash flows from operating, investing and financing activities are discussed below:

2003

•	The increase in cash flows from operating activities for the six months of 2003 compared with the same period last year primarily reflects:

-	Tax refunds of $327 million in 2003, primarily related to loss carrybacks compared with tax and related payments of approximately $400 million in 2002;

-	Higher cash revenues of approximately $120 million resulting from: 1) revenue growth in certain specialty health care operations; and 2) favorable timing of collections in the HMO and Indemnity health care operations, partially offset by losses of $256 million associated with futures and forward contracts entered into as part of a program to manage equity risks in the Run-off Reinsurance Operations segment; and

-	Higher collections of net investment income of approximately $40 million, primarily reflecting favorable timing.

These factors were partially offset by higher claims payments of approximately $350 million, primarily reflecting increased medical costs in the health care operations and the timing of the payment of claims.

•	Cash provided by investing activities consisted of proceeds on the sale of a business ($209 million), partially offset by net purchases of investments ($62 million) and net purchases of property and equipment ($46 million).

•	Cash used in financing activities consisted primarily of payments of dividends on common stock ($92 million), net withdrawals from contractholder deposit funds ($319 million) and repayment of debt ($130 million).

2002

•	Cash used in investing activities primarily consisted of acquisitions of property and equipment ($127 million).

•	Cash used in financing activities consisted primarily of payments of dividends on and repurchases of common stock ($390 million) and net withdrawals from contractholder deposit funds ($249 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth. Over the long term, CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. Given the capital needs of CIGNA’s principal subsidiary (Connecticut General Life Insurance Company, “CG Life”) primarily resulting from charges for the Run-off Reinsurance Operations in 2002, CIGNA intends to retain capital and has suspended share repurchase.

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

CIGNA had committed lines of credit available of $280 million as of June 30, 2003, and $215 million as of December 31, 2002. These lines are provided by U.S. banks and typically have terms ranging from one to three years. Approximately $120 million of CIGNA’s available lines of credit will expire within the next twelve months.

CIGNA has $43 million in nonrecourse obligations as of June 30, 2003. These obligations are secured by real estate properties with fair values in excess of the obligation and have no recourse to CIGNA’s other assets.

CIGNA had long-term debt outstanding of $1.5 billion as of June 30, 2003, and December 31, 2002. There was no short-term debt outstanding as of June 30, 2003, a decrease of $130 million from December 31, 2002.

In May 2003, CIGNA entered into a syndicated bank letter of credit agreement of $433 million in support of a potential internal reinsurance arrangement, which replaces the previous syndicated bank letter of credit of $650 million. No letters of credit are currently issued under the new agreement.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient resources to:

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

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings. As stated above, CIGNA had available $280 million in committed bank lines of credit as of June 30, 2003.

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

As of July 31, 2003, the current ratings of CIGNA and CG Life were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings

		Senior Debt	Commercial Paper

A.M. Best	A	--	--
Moody’s	A2	Baa2	P2
S&P	A	BBB	A2
Fitch	A+	BBB+	F2

CIGNA believes the recent downgrades in 2003 in the financial strength rating of CG Life and of CIGNA’s corporate debt could have an adverse effect on the retirement business and have increased the cost to borrow funds. Further changes in ratings could have an additional impact on CIGNA’s results.

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•	CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2003, employers were required to maintain assets that exceed 102% to 129% of benefit obligations. Benefit obligations under these arrangements were $3.4 billion as of June 30, 2003, and $3.3 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

•	For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $1.9 billion as of June 30, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

•	CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $313 million as of June 30, 2003, and December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of June 30, 2003, and December 31, 2002.

CIGNA guaranteed $106 million of construction loans as of June 30, 2003, and December 31, 2002, related to investments in certain real estate joint ventures. These loans are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts. The loans mature at various dates from 2003 to 2007, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. CIGNA has recourse to other owners for 3% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

CIGNA has indemnification obligations to lenders up to $339 million as of June 30, 2003, and $280 million as of December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts, and mature at various dates from 2003 to 2011. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2003, or December 31, 2002.

CIGNA guaranteed $42 million of principal for industrial revenue bonds as of June 30, 2003, and December 31, 2002, that are payable in 2007 and also guaranteed $8 million of aggregate interest payable periodically up to maturity. These bonds are secured by mortgages on properties and other assets held by real estate partnerships. An event of default under these bonds will not cause the principal or interest payments to be due immediately, but instead CIGNA would be required to make principal or interest payments under the original terms of the bonds. CIGNA has recourse to partners for 43% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of June 30, 2003, or December 31, 2002.

As of June 30, 2003 and December 31, 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of June 30, 2003, and December 31, 2002, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2003, or December 31, 2002.

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

CIGNA has purchased reinsurance from third parties, which covers 80% of the exposures of these contracts. CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, annuity election rates, policy surrenders and credit risk. During the first quarter of 2003, CIGNA recognized an after-tax charge of $6 million ($9 million pre-tax) related to revised credit risk assumptions for amounts recoverable from reinsurers.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits, and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and
•	All underlying mutual fund investment values remained at the June 30, 2003 value of $3.0 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.8 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote. CIGNA has reinsurance for 80% of this amount. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of June 30, 2003, CIGNA had liabilities of $111 million related to these contracts and amounts recoverable from reinsurers of $80 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of June 30, 2003. As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Share Repurchase

Share repurchase activity for the six months ended June 30 was as follows:

(In millions, except per
share amounts)	2003	2002

Shares repurchased	--	3.0
Cost of shares repurchased	$--	$298
Average price per share	$--	$99.47

As a result of the increased capital requirements resulting primarily from reserve increases for the run-off reinsurance operations (see Specialty life reinsurance contracts beginning on page 29), CIGNA has suspended share repurchase and has not repurchased any shares of its common stock since July 18, 2002. The total remaining share repurchase authorization as of July 31, 2003, was $572 million.

INVESTMENT ASSETS

Information regarding investment assets held by CIGNA is presented below. CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 7, 8 and 9 to the Financial Statements in CIGNA’s 2002 Annual Report to Shareholders and Form 10-K.

(In millions)	June 30, 2003	December 31, 2002

Fixed maturities	$28,968	$27,803
Equity securities	181	295
Mortgage loans	8,792	8,729
Policy loans	2,197	2,405
Real estate	294	253
Other long-term investments	693	791
Short-term investments	101	86

Total investment assets	$41,226	$40,362

A significant portion of CIGNA’s investment assets is attributable to experience-rated policyholder contracts associated with the retirement business. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	June 30, 2003	December 31, 2002

Fixed maturities	47%	48%
Mortgage loans	55%	56%
Real estate	52%	54%
Other long-term investments	37%	46%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage-backed and other asset-backed securities and redeemable preferred stocks.

CIGNA’s investment in collateralized debt obligations, which is classified as fixed maturities and is secured by pools of corporate debt obligations, as of June 30, 2003, was $223 million compared with $228 million as of December 31, 2002, excluding policyholder share. CIGNA recorded after-tax losses of $5 million ($8 million pre-tax) for the second quarter and $15 million ($23 million pre-tax) for the six months of 2002 for these investments. Losses for the second quarter and six months of 2003 were not material.

CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Securities on Loan

To earn additional portfolio returns for CIGNA and its customers, CIGNA began lending certain securities to major brokerage firms through an agent during the second quarter of 2003. CIGNA retains the risks and rewards of ownership of these securities loaned and the agent indemnifies CIGNA for their return at CIGNA’s demand. Cash collateral is received and must be maintained daily at least equal to 100% of the fair value of securities loaned. Cash collateral is invested by CIGNA in high quality, shorter term instruments such as U.S. Treasury bills, high-grade commercial paper and fixed maturities. CIGNA provides a contractual rate of return on collateral held and bears any risk of loss on the collateral.

Review of Declines in Fair Value

Management estimates the amount of “other than temporary” impairment when a decline in the value of fixed maturities or equity securities is expected to persist. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer's industry or geographic region.

As of June 30, 2003, fixed maturities and equity securities with fair values lower than cost on which no impairment has been recognized (excluding amounts attributable to policyholder contracts) were as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss

Fixed maturities
One year or less:
Investment grade	$737	$771	$34
Below investment grade	$138	$142	$4
More than one year:
Investment grade	$66	$73	$7
Below investment grade	$140	$147	$7
Equity securities
One year or less	$24	$27	$3

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $1 million for the second quarter and $3 million for the six months of 2003, compared to $3 million for the second quarter and $7 million for six months of 2002. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs (including amounts attributable to policyholder contracts):

(In millions)	June 30, 2003	December 31, 2002

Problem bonds	$169	$182
Potential problem bonds	$239	$243
Problem mortgage loans	$24	$48
Potential problem mortgage loans	$205	$191
Foreclosed real estate held and used	$76	$76
Foreclosed real estate held for sale	$--	$18

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

CIGNA	$3	$50	$26	$97
Policyholder contracts	$12	$85	$48	$125

CIGNA’s portion of these losses is a component of realized investment results, which are discussed on page 24.

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

CIGNA began using futures contracts in the third quarter of 2002 as part of a program to substantially reduce the effect of equity market changes on certain specialty life reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. During the second quarter of 2003, CIGNA began using foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with these specialty life reinsurance contracts. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese) and PAN-EURO equity indices and a 10% weakening in the U.S. dollar to the Japanese yen and Euro would have been a decrease of approximately $170 million in the fair value of the futures and forward contracts outstanding under this program as of June 30, 2003. A corresponding decrease in liabilities for certain specialty life reinsurance contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 3 to the Financial Statements for further discussion of this program and the related specialty life reinsurance contracts.

See also page 24 for a discussion of the effects of recent stock market declines on CIGNA.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, CIGNA’s restructuring programs and activities, estimated incremental expenses associated with HIPAA compliance efforts, litigation and other legal matters, and the outlook for CIGNA’s full year 2003 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA's health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA's health care business (see Health care regulation on pages 20 and 21 for more information);
3.	challenges and risks associated with implementing the planned improvement initiatives in the health care operations, including that operational efficiencies and medical cost benefits do not emerge as expected;
4.	the risks associated with pending and potential state and federal health care class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation challenging CIGNA's businesses and the outcome of pending government proceedings;
5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;
6.	significantly greater than expected reductions in medical membership;
7.	significant changes in interest rates;
8.	downgrades in the financial strength ratings of CIGNA's insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business, particularly in the retirement business;
9.	limitations on the ability of CIGNA's insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve requirements or other financial constraints;
10.	inability of the program adopted by CIGNA to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures and forward contracts and in matching such contracts to the underlying equity risk);
11.	adjustments to the reserve assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating CIGNA's liabilities for reinsurance contracts that guarantee minimum death benefits under certain variable annuities;
12.	adjustments to the reserve assumptions used in estimating CIGNA's liabilities for reinsurance contracts that guarantee minimum income benefits under certain variable annuities;
13.	significant stock market declines, which could, among other things, reduce results in CIGNA's retirement business and result in increased pension expenses from CIGNA's pension plan in future periods and the recognition of additional pension obligations;
14.	unfavorable claims experience related to workers' compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;
15.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA's operations and investments; and

16.	changes in federal income tax laws.

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

Item 4. Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA’s disclosure controls and procedures, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There have been no changes in CIGNA’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, CIGNA’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CIGNA described the Pickney v. CIGNA Corporation and CIGNA Health Corporation matter in its Form 10-K for the year ended December 31, 2002. This matter was brought by a health plan subscriber, and cases by other health plan subscribers were consolidated with the Pickney case. During the second quarter 2003, CIGNA settled these subscriber cases.

CIGNA described Shane v. Humana, Inc., et al. and Mangieri v. CIGNA Corporation as well as Kaiser and Corrigan v. CIGNA Corporation, et al. in its Form 10-K for the year ended December 31, 2002. Kaiser was transferred to the federal district court for the Southern District of Florida as part of the multi-district litigation involving Shane and Mangieri. Settlement discussions are underway under the supervision of a court appointed mediator, and a hearing is scheduled in September 2003.

Item 4. Submission of Matters to a Vote of Security Holders

CIGNA held its annual meeting of shareholders on April 23, 2003. As of February 28, 2003, the record date for the meeting, 139,610,944 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 120,384,999 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all three nominees to the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for 2003.

Election of nominees to Board of Directors for terms expiring in April 2006	Votes For	Votes Withheld

H. Edward Hanway	117,265,871	3,119,128
Joseph M. Magliochetti	117,280,655	3,104,344
Harold A. Wagner	117,888,975	2,496,024

Ratification of Pricewaterhouse-	Votes For	Votes Against	Abstained
Coopers LLP as Independent	116,475,437	3,162,092	747,470
Accountants

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended June 30, 2003, and between such date and the filing of this Form 10-Q, CIGNA furnished the following reports on Form 8-K:

•	dated August 1, 2003, Item 12 — containing a news release regarding its second quarter 2003 results.

•	dated July 21, 2003, Item 12 — containing a transcript of the July 14th conference call relating to the outlook for the second quarter and full year of 2003.

•	dated July 11, 2003, Item 12 — containing a news release relating to the outlook for the second quarter and full year of 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2003

	By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and Chief Financial Officer

Exhibit Index

Number	Description	Method of Filing

10	Description of the Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated on July 23, 2003, effective October 1, 2003; plan formerly known as the Stock Compensation Plan for Non-Employee Directors of CIGNA Corporation	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith.

E-1