Form 10-Q
period 2003-09-30
CIGNA CORP
filed 2003-10-31
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                                                                      Yes  x   No

        As of September 30, 2003, 140,490,168 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

REVENUES
Premiums and fees	$3,841	$3,900	$11,615	$11,754
Net investment income	623	663	1,949	2,053
Other revenues	260	578	616	1,043
Realized investment gains (losses)	49	(58)	127	(250)

Total revenues	4,773	5,083	14,307	14,600

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	3,020	4,987	9,599	11,259
Policy acquisition expenses	66	78	186	181
Other operating expenses	1,406	1,297	4,036	3,782

Total benefits, losses and expenses	4,492	6,362	13,821	15,222

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	281	(1,279)	486	(622)

Income taxes (benefits):
Current	93	(358)	85	(89)
Deferred	(7)	(47)	71	(92)

Total taxes (benefits)	86	(405)	156	(181)

INCOME (LOSS) FROM CONTINUING OPERATIONS	195	(874)	330	(441)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(3)	48	(4)

NET INCOME (LOSS)	$195	$(877)	$378	$(445)

EARNINGS PER SHARE - BASIC
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1.40	$(6.25)	$2.36	$(3.13)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(0.02)	0.35	(0.03)

NET INCOME (LOSS)	$1.40	$(6.27)	$2.71	$(3.16)

EARNINGS PER SHARE - DILUTED
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1.39	$(6.25)	$2.35	$(3.13)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(0.02)	0.34	(0.03)

NET INCOME (LOSS)	$1.39	$(6.27)	$2.69	$(3.16)

DIVIDENDS DECLARED PER SHARE	$0.33	$0.33	$0.99	$0.99

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of September 30, 2003		As of December 31, 2002

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $26,770; $25,948)		$29,027		$27,803
Equity securities, at fair value (cost, $63; $239)		83		295
Mortgage loans		8,656		8,729
Policy loans		1,641		2,405
Real estate		295		253
Other long-term investments		718		791
Short-term investments		130		86

Total investments		40,550		40,362
Cash and cash equivalents		1,961		1,575
Accrued investment income		516		504
Premiums, accounts and notes receivable		2,888		3,206
Reinsurance recoverables		6,434		6,775
Deferred policy acquisition costs		546		494
Property and equipment		985		1,078
Deferred income taxes		1,119		1,257
Goodwill		1,620		1,620
Other assets, including other intangibles		472		624
Separate account assets		33,082		31,255
Assets of discontinued operations		-		200

Total assets		$90,173		$88,950

LIABILITIES
Contractholder deposit funds		$28,244		$29,374
Unpaid claims and claim expenses		4,541		4,535
Future policy benefits		11,818		11,848
Unearned premiums		280		243

Total insurance and contractholder liabilities		44,883		46,000
Accounts payable, accrued expenses and other liabilities		6,430		6,123
Short-term debt		-		130
Long-term debt		1,500		1,500
Nonrecourse obligations		43		-
Separate account liabilities		33,082		31,255
Liabilities of discontinued operations		-		75

Total liabilities		85,938		85,083

CONTINGENCIES - NOTE 12

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 274; 273)		69		68
Additional paid-in capital		3,263		3,212
Net unrealized appreciation, fixed maturities	$667		$512
Net unrealized appreciation, equity securities	2		26
Net unrealized appreciation (depreciation), derivatives	(3)		6
Net translation of foreign currencies	(16)		(32)
Minimum pension liability adjustment	(727)		(714)

Accumulated other comprehensive loss		(77)		(202)
Retained earnings		9,538		9,299
Less treasury stock, at cost		(8,558)		(8,510)

Total shareholders' equity		4,235		3,867

Total liabilities and shareholders' equity		$90,173		$88,950

SHAREHOLDERS' EQUITY PER SHARE		$30.14		$27.75

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,	2003		2002

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock, July 1		$68		$68
Issuance of common stock for employee benefit plans		1		-

Common stock, September 30		69		68

Additional paid-in capital, July 1		3,246		3,201
Issuance of common stock for employee benefits plans		17		4

Additional paid-in capital, September 30		3,263		3,205

Accumulated other comprehensive income (loss), July 1		50		182
Net unrealized appreciation (depreciation), fixed maturities	$(99)	(99)	$250	250
Net unrealized depreciation, equity securities	(20)	(20)	(37)	(37)

Net unrealized appreciation (depreciation) on securities	(119)		213
Net unrealized appreciation (depreciation), derivatives	(4)	(4)	3	3
Net translation of foreign currencies	(4)	(4)	(1)	(1)

Other comprehensive income (loss)	(127)		215

Accumulated other comprehensive income (loss), September 30		(77)		397

Retained earnings, July 1		9,390		10,221
Net income (loss)	195	195	(877)	(877)
Common dividends declared		(47)		(46)

Retained earnings, September 30		9,538		9,298

Treasury stock, July 1		(8,543)		(8,465)
Repurchase of common stock		-		(45)
Other treasury stock transactions, net		(15)		-

Treasury stock, September 30		(8,558)		(8,510)

TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$68	$4,235	$(662)	$4,458

Nine Months Ended September 30,

Common stock, January 1		$68		$68
Issuance of common stock for employee benefit plans		1		-

Common stock, September 30		69		68

Additional paid-in capital, January 1		3,212		3,093
Issuance of common stock for employee benefits plans		51		112

Additional paid-in capital, September 30		3,263		3,205

Accumulated other comprehensive income (loss), January 1		(202)		147
Net unrealized appreciation, fixed maturities	$155	155	$319	319
Net unrealized depreciation, equity securities	(24)	(24)	(59)	(59)

Net unrealized appreciation on securities	131		260
Net unrealized depreciation, derivatives	(9)	(9)	(1)	(1)
Net translation of foreign currencies	16	16	(9)	(9)
Minimum pension liability adjustment	(13)	(13)	-	-

Other comprehensive income	125		250

Accumulated other comprehensive income (loss), September 30		(77)		397

Retained earnings, January 1		9,299		9,882
Net income (loss)	378	378	(445)	(445)
Common dividends declared		(139)		(139)

Retained earnings, September 30		9,538		9,298

Treasury stock, January 1		(8,510)		(8,135)
Repurchase of common stock		-		(343)
Other treasury stock transactions, net		(48)		(32)

Treasury stock, September 30		(8,558)		(8,510)

TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$503	$4,235	$(195)	$4,458

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$330	$(441)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Insurance liabilities	13	1,778
Reinsurance recoverables	198	99
Deferred policy acquisition costs	(49)	(34)
Premiums, accounts and notes receivable	75	(158)
Accounts payable, accrued expenses and other liabilities	(346)	(218)
Current income taxes	405	(497)
Deferred income taxes	71	(92)
Realized investment (gains) losses	(127)	250
Depreciation and amortization	187	159
Gains on sales of businesses (excluding discontinued operations)	(57)	(57)
Other, net	141	(95)

Net cash provided by operating activities of continuing operations	841	694

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	5,815	3,518
Equity securities	282	101
Mortgage loans	641	741
Other (primarily short-term investments)	5,334	3,122
Investment maturities and repayments:
Fixed maturities	1,915	1,579
Mortgage loans	922	496
Investments purchased:
Fixed maturities	(8,516)	(6,142)
Equity securities	(54)	(114)
Mortgage loans	(1,442)	(461)
Other (primarily short-term investments)	(4,883)	(2,578)
Proceeds on sales of businesses	226	-
Property and equipment, net	(67)	(196)
Other, net	(15)	(27)

Net cash provided by investing activities of continuing operations	158	39

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	5,878	6,027
Withdrawals and benefit payments from contractholder deposit funds	(6,222)	(5,731)
Net change in short-term debt	(3)	-
Repayment of long-term debt	(127)	(49)
Repurchase of common stock	-	(355)
Issuance of common stock	-	62
Common dividends paid	(139)	(138)

Net cash used in financing activities of continuing operations	(613)	(184)

Effect of foreign currency rate changes on cash and cash equivalents	-	2

Net increase in cash and cash equivalents	386	551
Cash and cash equivalents, beginning of period	1,575	1,918

Cash and cash equivalents, end of period	$1,961	$2,469

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$(326)	342
Interest paid	$83	88

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

The interim financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s 2002 Annual Report to Shareholders and Form 10-K for the year ended 2002.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Results of operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system and subsidiary of CIGNA, are reported as discontinued operations because CIGNA sold that business in January 2003 (see Note 5). Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations. Certain other reclassifications have also been made to prior period amounts to conform to the 2003 presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), that provides criteria for consolidating certain entities based on majority ownership of expected losses or residual returns. In October 2003, the FASB postponed the implementation date for FIN 46 from July 1, 2003 to December 31, 2003. CIGNA expects to implement FIN 46 on December 31, 2003, and expects to record additional assets and liabilities, primarily associated with real estate joint ventures, of up to $125 million each, including $110 million of nonrecourse liabilities. In the unlikely event that all of the underlying assets of these entities had no value and all other parties to these entities failed to meet their obligations, CIGNA estimates that its maximum exposure to loss at September 30, 2003 would approximate $90 million, representing CIGNA’s net investment in and additional commitments to these entities, including recourse liabilities.

Under FIN 46, CIGNA expects to disclose certain variable interest entities that it currently consolidates for which CIGNA serves as asset manager. These entities issue investment products secured by commercial loan pools and have assets and liabilities of approximately $205 million at September 30, 2003. CIGNA also expects to disclose real estate joint ventures that it currently consolidates with assets of $15 million. In the unlikely event that all of the underlying assets of these entities had no value and all other parties to these entities failed to meet their obligations, CIGNA estimates that its maximum exposure to loss at September 30, 2003 would approximate $195 million, primarily representing CIGNA’s net investment in these entities.

CIGNA expects to recover the recorded amounts of its investments in variable interest entities.

Stock compensation. In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 requires companies using the intrinsic value method of accounting for stock-based compensation to disclose, on a quarterly basis, the effect on reported net income and earnings per share if compensation expense was based on the fair value method of accounting for all stock awards. The following table illustrates the effect to CIGNA’s reported net income (loss) and earnings per share (using the Black-Scholes option-pricing model for stock options).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2003	2002	2003	2002

Net income (loss), as
reported	$195	$(877)	$378	$(445)
Compensation expense for
restricted stock grants at
fair value, net of taxes,
included in net income
(loss) as reported	4	3	8	11
Total compensation
expense for stock
options and restricted
stock grants under
fair value method for all
awards, net of taxes	(13)	(17)	(35)	(49)

Pro forma net income
(loss)	$186	$(891)	$351	$(483)

Net income (loss) per share:
Basic - as reported	$1.40	$(6.27)	$2.71	$(3.16)
Basic - pro forma	$1.33	$(6.37)	$2.51	$(3.43)
Diluted - as reported	$1.39	$(6.27)	$2.69	$(3.16)
Diluted - pro forma	$1.32	$(6.37)	$2.50	$(3.43)

Derivative Instruments. In April 2003, the FASB issued an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Implementation of the SFAS 133 amendment in the third quarter of 2003 had no effect on CIGNA’s financial statements. In addition, the FASB finalized an implementation issue relating to SFAS 133.

The implementation issue and a recently issued Statement of Position (described below) address accounting for liabilities that provide contractholders with returns based on pools of investments, and each permits a one-time accounting reclassification of associated investment securities from available-for-sale to trading. In the fourth quarter of 2003, CIGNA expects to reclassify securities supporting experience-rated pension contracts to a separate balance sheet caption and to record their changes in fair value in other revenues each reporting period. Under the experience-rating process, gains and losses on assets related to experience-rated policyholder contracts generally accrue to contractholders and are not reflected in net income. Accordingly, CIGNA will recognize benefits expense in the amounts recorded in other revenues that accrue to contractholders, and the accounting reclassification will not affect CIGNA’s net income.

The implementation issue, effective in the fourth quarter of 2003, requires companies to recognize the fair value of an embedded derivative in contractholder liabilities. This embedded derivative reflects contractual features including the changes in credit risk of a pool of investments. The effect of implementing this requirement is not expected to be material to CIGNA’s financial statements.

Long-Duration Contracts. In July 2003, Statement of Position (SOP), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” was issued for implementation in the first quarter of 2004.

The SOP addresses accounting for separate accounts and certain contractual features of investment-related and universal life contracts. The cumulative effect of implementing the SOP in the first quarter of 2004 may be material to net income as a result of recording liabilities to certain experience-rated pension contractholders based on the appreciated value of associated pools of mortgage loans. Based on historical changes in interest rates and credit spreads, ongoing volatility in benefits expense may also be material to CIGNA’s net income, and possibly to CIGNA’s shareholders’ equity. This volatility would result from adjusting liabilities for unrealized changes in the fair values of mortgage loans, while mortgage loans are carried at amortized cost. CIGNA considers these unrealized fair value changes to be temporary, as CIGNA generally holds mortgage loans to maturity. Generally, contractholders do not ultimately receive these changes in fair value given that mortgage loan values approximate amortized cost as maturity approaches. CIGNA is exploring various courses of action with respect to its mortgage loans which may mitigate the effect of this SOP.

CIGNA has determined that its accounting for reinsurance of guaranteed minimum death benefits and guaranteed minimum income benefits will not be affected by the provisions of the SOP. CIGNA continues to evaluate the potential effects of implementing various provisions of the SOP, and cannot yet estimate the aggregate implementation effects on its financial statements.

NOTE 3 – SEGMENT REPORTING CHANGES

In the third quarter of 2003, CIGNA changed its segment presentation to report its health care operations and its separately managed group disability and life insurance operations as two discrete segments. In previous quarters, results from these operations were combined as a single segment.

In addition, CIGNA has renamed its segments to Health Care, Disability and Life, Retirement, International, Run-off Reinsurance and Other Operations.

Disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts continue to be managed by CIGNA’s health care business and are reported in the Health Care segment.

NOTE 4 – SPECIALTY LIFE REINSURANCE CONTRACTS

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market risks as a result of this product.

In the second quarter of 2003, CIGNA recognized a charge related to an analysis of experience and reserve assumptions for the variable annuity death benefit product. The after-tax charge to increase reserves was $286 million ($441 million pre-tax). The reserve increase included a charge relating to both actual and projected future partial surrenders, as well as updates to other assumptions such as mortality.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed on page 21 and in CIGNA’s 2002 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations used in estimating these reserves (including lapse, partial surrender, mortality, interest rates and volatility), the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

CIGNA had future policy benefit reserves for these specialty life reinsurance contracts of approximately $1.4 billion as of September 30, 2003 and December 31, 2002.

In the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market risks associated with this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises.

CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) in the third quarter of 2002 to increase reserves related to these specialty life reinsurance contracts and the adoption of this program. The charge consisted of:

•	$620 million after-tax, principally reflecting the reduction in assumed future equity market returns as a result of implementing the program and, to a lesser extent, changes to the policy surrender, mortality, market volatility and discount rate assumptions used in estimating the liabilities for these contracts; and
•	$100 million after-tax reflecting deterioration in equity markets that occurred in the third quarter of 2002 (prior to implementation of the program).

In the second quarter of 2003, CIGNA added foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to this program to reduce international equity market risks associated with this business. To support its program to reduce equity risks associated with this business, CIGNA expects to adjust the futures and forward contract positions and enter into other positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. CIGNA recorded pre-tax losses of $70 million for the third quarter and $326 million for the nine months of 2003 and pre-tax gains of $300 million for the third quarter and nine months of 2002 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these contracts are included in benefits, losses and settlement expenses.

As of September 30, 2003, the aggregate fair value of the underlying mutual fund investments was approximately $49.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.4 million annuitants had died on that date) was approximately $17.1 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures and forward contract positions held by CIGNA at September 30, 2003, was $2.1 billion.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 12 for further information.

NOTE 5 –ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Japanese pension operations. In September 2003, CIGNA sold its interest in a Japanese pension operation for cash proceeds of $18 million and recognized an after-tax gain of $5 million. The gain is reported in the International segment in continuing operations since this operation was accounted for under the equity method of accounting.

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

Sale of portions of U.S. life reinsurance business. In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for a gain of approximately $85 million after-tax, which was deferred because the sale was structured as an indemnity reinsurance arrangement. During the second and third quarters of 2002, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $1 million after-tax of the deferred gain for the third quarter and $3 million after-tax for the nine months of 2002.

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

Discontinued operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Income Statement Data
Revenues	$--	$135	$--	$416

Loss before income tax
benefits	$--	$(5)	$(3)	$(6)
Income tax benefits	--	(2)	(1)	(2)

Loss from operations	--	(3)	(2)	(4)
Gains on sales, net of
taxes of $25	--	--	50	--

Income (loss) from
discontinued operations	$--	$(3)	$48	$(4)

(In millions)	December 31, 2002

Balance Sheet Data
Cash	$23
Accounts receivable	34
Property and equipment	94
Goodwill and other assets	49

Total assets	$200

Insurance liabilities	$47
Accounts payable and other liabilities	28

Total liabilities	$75

NOTE 6 –RESTRUCTURING PROGRAMS

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs. The severance charge reflected the expected reduction of approximately 280 employees. As of September 30, 2003, approximately 250 employees had been terminated under the program and $4 million ($7 million pre-tax) of the liability had been spent.

Fourth quarter 2002 program. In the fourth quarter of 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized in other operating expenses an after-tax charge of $97 million ($151 million pre-tax) in the Health Care segment. The after-tax charge consisted of $74 million of severance costs ($116 million pre-tax), $22 million in real estate costs ($34 million pre-tax) related to vacating certain leased facilities and $3 million ($4 million pre-tax) of asset impairment charges. These amounts were partially offset by a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. This benefit cost reduction continues in 2003 as employees are terminated, and is estimated not to exceed $10 million after-tax ($15 million pre-tax) for the full year of 2003. CIGNA recorded a gain of $1 million after-tax ($1 million pre-tax) for the third quarter and $7 million after-tax ($10 million pre-tax) for the nine months of 2003 for other postretirement benefits for employees terminated during 2003.

When recorded in the fourth quarter of 2002, the severance charge reflected the expected reduction of approximately 3,900 employees. In the second quarter of 2003, CIGNA reduced the remaining liability for this program by $15 million pre-tax ($10 million after-tax). This reduction was primarily due to higher attrition (which does not result in severance benefits or costs) and lower costs relating to outplacement and other services.

CIGNA expects this restructuring program to be substantially completed by year end 2003. The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	3,177	$112	$34	$146
First quarter 2003 activity:
Employees	(1,495)	(28)		(28)
Lease costs			(1)	(1)
Second quarter 2003 activity:
Employees	(501)	(22)		(22)
Lease costs			(3)	(3)
Reduction of
remaining balance	(236)*	(14)	(1)	(15)
Third quarter 2003 activity:
Employees	(220)	(15)		(15)
Lease costs			(3)	(3)

Balance as of
September 30, 2003	725	$33	$26	$59

*Due to higher attrition.

NOTE 7 – INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Fixed maturities	$(37)	$(45)	$(20)	$(166)
Equity securities	37	(9)	73	(35)
Mortgage loans	--	(1)	(1)	(10)
Real estate	45	(2)	55	(39)
Derivatives and other	4	(1)	20	--

Realized investment gains
(losses), before income
taxes (benefits)	49	(58)	127	(250)
Less income taxes
(benefits)	17	(18)	44	(86)

Net realized investment
gains (losses)	$32	$(40)	$83	$(164)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Proceeds from sales	$1,864	$1,603	$6,097	$3,619
Gross gains on sales	$114	$32	$303	$91
Gross losses on sales	$(15)	$(133)	$(59)	$(286)

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

At September 30, 2003, CIGNA had $132 million of securities on loan in fixed maturities. Cash collateral received is reported in cash and cash equivalents, fixed maturities and short-term investments at September 30, 2003. A liability for the return of collateral held of $133 million was reported in accounts payable, accrued expenses and other liabilities at September 30, 2003.

NOTE 8 –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended September 30,

2003

Net unrealized depreciation,
securities:
Unrealized depreciation on securities held	$(183)	$64	$(119)
Gains realized on securities	--	--	--

Net unrealized depreciation, securities	$(183)	$64	$(119)

Net unrealized depreciation,
derivatives	$(6)	$2	$(4)

Net translation of foreign
currencies:
Net translation on foreign currencies held	$(9)	$3	$(6)
Foreign currency translation losses
realized on sale of business	3	(1)	2

Net translation of foreign currencies	$(6)	$2	$(4)

2002

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$267	$(91)	$176
Losses realized on securities	54	(17)	37

Net unrealized appreciation, securities	$321	$(108)	$213

Net unrealized appreciation,
derivatives	$5	$(2)	$3

Net translation of foreign currencies	$(1)	$--	$(1)

Nine Months Ended September 30,

2003

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$254	$(89)	$165
Gains realized on securities	(53)	19	(34)

Net unrealized appreciation, securities	$201	$(70)	$131

Net unrealized depreciation,
derivatives	$(13)	$4	$(9)

Net translation of foreign
currencies:
Net translation on foreign currencies held	$5	$(2)	$3
Foreign currency translation losses
realized on sales of businesses	20	(7)	13

Net translation of foreign currencies	$25	$(9)	$16

Minimum pension liability
adjustment	$(21)	$8	$(13)

2002

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$195	$(66)	$129
Losses realized on securities	201	(70)	131

Net unrealized appreciation, securities	$396	$(136)	$260

Net unrealized depreciation,
derivatives	$(1)	$--	$(1)

Net translation of foreign
currencies	$(12)	$3	$(9)

Minimum Pension Liability

During the second quarter of 2003, CIGNA increased its minimum pension liabilities, resulting in an after-tax charge to equity of $13 million ($21 million pre-tax). This increase is a result of CIGNA’s annual update of plan participant data. Plan asset values and actuarial assumptions are consistent with those disclosed in CIGNA’s 2002 Annual Report to Shareholders.

NOTE 9 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended September 30,

2003

Income from continuing
operations	$195	$--	$195

Shares (in thousands):
Weighted average	139,740	--	139,740
Options and restricted stock grants		800	800

Total shares	139,740	800	140,540

EPS	$1.40	$(0.01)	$1.39

2002

Loss from continuing
operations	$(874)	$--	$(874)

Shares (in thousands):
Weighted average	139,767	--	139,767
Options and restricted stock
grants*		--	--

Total shares	139,767	--	139,767

EPS	$(6.25)	$--	$(6.25)

Nine Months Ended September 30,

2003

Income from continuing operations	$330	$--	$330

Shares (in thousands):
Weighted average	139,725	$--	139,725
Options and restricted stock
grants		730	730

Total shares	139,725	730	140,455

EPS	$2.36	$(0.01)	$2.35

2002

Loss from continuing
operations	$(441)	$--	$(441)

Shares (in thousands):
Weighted average	140,726	--	140,726
Options and restricted stock
grants*		--	--

Total shares	140,726	--	140,726

EPS	$(3.13)	$--	$(3.13)

Common shares held as Treasury shares were 133,913,353 as of September 30, 2003, and 133,317,419 as of December 31, 2002.

NOTE 10 – REINSURANCE

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

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.4 billion at September 30, 2003, and $5.6 billion at December 31, 2002, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance. The Run-off Reinsurance segment participates in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool was completed in the fourth quarter of 2002, disputes over collection of amounts due CIGNA from the retrocessionaires have arisen, which may require further arbitration actions to resolve. Also, disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

The Run-off Reinsurance segment includes other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

In the third quarter of 2002, CIGNA recorded an after-tax charge of $317 million ($408 million pre-tax) related to the completed Unicover arbitration and the London market exposures noted above.

_________________

*Because of the loss from continuing operations for the third quarter and nine months of 2002, the number of shares used to compute loss per share does not reflect the dilution caused by stock options and restricted stock grants of approximately 1.1 million for third quarter and 1.7 million for the nine months ended September 30, 2002.

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

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2003, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees
Individual life insurance and
annuity business sold	$71	$87	$230	$259
Other	50	11	135	144

Total	$121	$98	$365	$403

Reinsurance recoveries
Individual life insurance and
annuity business sold	$50	$66	$199	$226
Other	29	(135)	114	67

Total	$79	$(69)	$313	$293

NOTE 11 – SEGMENT INFORMATION

CIGNA’s operating segments generally reflect groups of related products, but the International segment is based on geography. As discussed in Note 3, CIGNA changed its segment presentation in the third quarter of 2003. CIGNA measures the financial results of its segments using “segment earnings” which is defined as income (loss) from continuing operations before realized investment gains (losses).

Refer to Note 2 for discussion of the potential effects of adopting an SOP on the experience-rated business in the Retirement segment.

Summarized segment financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees and other revenues
Health Care	$3,359	$3,383	$10,150	$10,105
Disability and Life	439	396	1,294	1,230
Retirement	78	72	251	248
International	226	210	648	614
Run-off Reinsurance	(51)	362	(269)	427
Other Operations	68	70	210	220
Corporate	(18)	(15)	(53)	(47)

Total	$4,101	$4,478	$12,231	$12,797

Income (loss) from continuing
operations
Health Care	$75	$129	$285	$516
Disability and Life	32	28	101	86
Retirement	58	57	172	171
International	20	8	41	24
Run-off Reinsurance	(20)	(1,052)	(341)	(1,055)
Other Operations	19	18	58	55
Corporate	(21)	(22)	(69)	(74)

Segment earnings (loss)	163	(834)	247	(277)
Realized investment gains
(losses), net of taxes	32	(40)	83	(164)

Income (loss) from
continuing operations	$195	$(874)	$330	$(441)

NOTE 12 – CONTINGENCIES AND OTHER MATTERS

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•	CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2003, employers were required to maintain assets that exceed 102% to 133% of benefit obligations. Benefit obligations under these arrangements were $3.1 billion as of September 30, 2003, and $3.3 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of September 30, 2003, or December 31, 2002.

•	For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $1.9 billion as of September 30, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of September 30, 2003, or December 31, 2002.

•	CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $313 million as of September 30, 2003, and December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of September 30, 2003, and December 31, 2002.

CIGNA guaranteed $95 million of construction loans as of September 30, 2003, and $106 million as of December 31, 2002, related to investments in certain real estate joint ventures. These loans are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts. The loans mature at various dates from 2003 to 2005, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. CIGNA also guaranteed $14 million of interest and principal for industrial revenue bonds as of September 30, 2003, and $50 million as of December 31, 2002, that are payable in 2007. These bonds are secured by mortgages on properties and other assets held by real estate partnerships and CIGNA has recourse to partners for 50% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of September 30, 2003, or December 31, 2002.

CIGNA has indemnification obligations to lenders up to $376 million as of September 30, 2003, and $280 million as of December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts, and mature at various dates from 2004 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2003, or December 31, 2002.

As of September 30, 2003 and December 31, 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of September 30, 2003, and December 31, 2002, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2003, or December 31, 2002.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits, and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and
•	All underlying mutual fund investment values remained at the September 30, 2003 value of $3.0 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.3 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote. CIGNA has reinsurance for 80% of this amount. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of September 30, 2003, CIGNA had liabilities of $98 million related to these contracts and amounts recoverable from reinsurers of $70 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of September 30, 2003. As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	class action lawsuits targeting large corporations, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the state and federal level over health care liability is expected to continue.

Privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA) of 1996 cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations was required by April 2003, and CIGNA has implemented appropriate compliance initiatives. In addition to the privacy regulations, HIPAA establishes national electronic transaction standards, which apply to health insurers, providers and other covered entities. They are intended to improve the efficiency and effectiveness of the nation’s health care system by encouraging the widespread use of electronic data interchange. Compliance with these regulations was required by October 2003, and CIGNA has implemented appropriate compliance initiatives.

Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. CIGNA has implemented certain security measures and planned others in anticipation of these rules. Other proposed HIPAA regulations include standards for the assignment of a unique national identifier for each health plan and provider and requirements for a unique national identifier for employer groups. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts were approximately $14 million after-tax for the third quarter and $45 million after-tax for the nine months ended September 30, 2003.

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

Split-dollar life insurance. Recently issued regulations by the Internal Revenue Service and statutory changes may result in withdrawals of assets, policy terminations and fewer sales of new policies. Approximately $5 million in earnings for full year 2002 was associated with these policies.

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. Management expects revenues and earnings associated with these products to decline. For the third quarter and nine months of 2003, revenues of $31 million and $120 million, respectively, and earnings of $4 million and $16 million, respectively, were from products affected by this legislation.

Litigation and Other Legal Matters

CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A Florida federal court handling this multi-district litigation matter certified a class of physicians who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. The Florida federal court denied class certification to health plan subscribers. During the second quarter of 2003, CIGNA settled these subscriber cases for minimal amounts.

An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements. This state action was amended to include federal claims and was removed to federal court in Illinois where a settlement was filed and preliminarily approved. The case was then transferred to federal court in Florida as part of the multi-district litigation described above. In September of 2003, the federal court in Florida preliminarily approved a settlement agreement between the physician class and CIGNA, and scheduled a fairness hearing for December 2003. Upon final approval by the court, the settlement would resolve for CIGNA and the plaintiffs all physician claims reflected in the Florida multi-district litigation, including the Illinois case transferred to federal court in Florida.

CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) in the third quarter of 2003 to increase the reserve for this settlement and other non-physician health care litigation. CIGNA had previously recognized an after-tax charge in the fourth quarter of 2002 of $50 million ($77 million pre-tax) for expected costs associated with the health care provider class action litigation. The reserve reflects expected insurance recoveries. No significant amounts will be disbursed until the settlement becomes final, most likely in early 2004.

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

In the fourth quarter of 2002, several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits, which allege securities law violations and breaches of fiduciary duty, have been consolidated. Two other purported class action lawsuits asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock. These ERISA class action cases have been consolidated.

During 2002, a Connecticut federal court certified a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs are participants in the Plan who earned certain Plan benefits prior to 1998. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, that these conditions are not adequately disclosed to Plan participants, and that the Plan’s cash balance formula discriminates against older employees.

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

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2003”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 42.

The following discussion addresses the financial condition of CIGNA as of September 30, 2003, compared with December 31, 2002, and its results of operations for the quarter and nine months ended September 30, 2003, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2002 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Segment Reporting Changes

In the third quarter of 2003, CIGNA changed its segment presentation to report its health care operations and its separately managed group disability and life insurance operations as two discrete segments. In previous quarters, results from these operations were combined as a single segment.

In addition, CIGNA has renamed its segments to Health Care, Disability and Life, Retirement, International, Run-off Reinsurance and Other Operations.

Disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts continue to be managed by CIGNA’s health care business and are reported in the Health Care segment.

Charges for Run-off Reinsurance

In the second quarter of 2003, CIGNA recognized an after-tax charge of $286 million ($441 million pre-tax) related to a review of reserves for certain specialty life reinsurance contracts.

In the third quarter of 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to these contracts and the adoption of a program to substantially reduce equity market risks also related to these contracts. In addition, CIGNA recognized an after-tax charge of $317 million ($408 million pre-tax) in the third quarter of 2002 for Unicover and other run-off reinsurance exposures, including London reinsurance business.

See the Run-off Reinsurance segment beginning on page 31 for further information on these charges.

Acquisitions and Dispositions

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Japanese pension operations. In September 2003, CIGNA sold its interest in a Japanese pension operation for cash proceeds of $18 million and recognized an after-tax gain of $5 million. The gain is reported in the International segment in continuing operations since this operation was accounted for under the equity method of accounting.

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

Sale of portions of U.S. life reinsurance business. In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for a gain of approximately $85 million after-tax, which was deferred because the sale was structured as an indemnity reinsurance arrangement. During the second and third quarters of 2002, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of $1 million after-tax of the deferred gain for the third quarter and $3 million after-tax for the nine months of 2002. CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business.

Restructuring Programs

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs. The severance charge reflected the expected reduction of approximately 280 employees. As of September 30, 2003, approximately 250 employees had been terminated under the program and $4 million ($7 million pre-tax) of the liability had been spent. Annualized after-tax savings are estimated to be $15 million reflecting the elimination of salary and benefits costs for terminated employees.

Fourth quarter 2002 program. In the fourth quarter of 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized in other operating expenses an after-tax charge of $97 million ($151 million pre-tax) in the Health Care segment. The after-tax charge consisted of $74 million of severance costs ($116 million pre-tax), $22 million in real estate costs ($34 million pre-tax) related to vacating certain leased facilities and $3 million ($4 million pre-tax) of asset impairment charges. These amounts were partially offset by a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. This benefit cost reduction continues in 2003 as employees are terminated, and is estimated not to exceed $10 million after-tax ($15 million pre-tax) for the full year of 2003. CIGNA recorded a gain of $1 million after-tax ($1 million pre-tax) for the third quarter and $7 million after-tax ($10 million pre-tax) for the nine months of 2003 for other postretirement benefits for employees terminated during 2003.

When recorded in the fourth quarter of 2002, the severance charge reflected the expected reduction of approximately 3,900 employees. In the second quarter of 2003, CIGNA reduced the remaining liability for this program by $15 million pre-tax ($10 million after-tax). This reduction was primarily due to higher attrition (which does not result in severance benefits or costs) and lower costs relating to outplacement and other services.

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability

Balance as of
December 31, 2002	3,177	$112	$34	$146
First quarter 2003 activity:
Employees	(1,495)	(28)		(28)
Lease costs			(1)	(1)
Second quarter 2003 activity:
Employees	(501)	(22)		(22)
Lease costs			(3)	(3)
Reduction of
remaining balance	(236)*	(14)	(1)	(15)
Third quarter 2003 activity:
Employees	(220)	(15)		(15)
Lease costs			(3)	(3)

Balance as of
September 30, 2003	725	$33	$26	$59

*Due to higher attrition.

As CIGNA continues its improvement efforts into 2004, additional expense reduction and productivity initiatives are likely.

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

CIGNA's most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA's 2002 Annual Report to Shareholders beginning on page 22 and include the following, with the updated effects of hypothetical changes disclosed parenthetically:

•	future policy benefits - variable annuity death benefits (a 10% increase in future partial withdrawal assumptions would reduce net income by $10 million. See Specialty life reinsurance contracts on page 32 for further discussion);
•	unpaid claims and claim expenses for guaranteed cost, minimum premium programs and retrospectively experience-rated health care products (a 1% increase in assumed medical cost trend would reduce net income by approximately $45 million);
•	reinsurance recoverables for Run-off Reinsurance ; and
•	investments - recognition of losses from "other than temporary" impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as pension, post employment and postretirement benefits, certain compensation accruals and income taxes.

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

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	class action lawsuits targeting large corporations, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards; and
•	efforts to revise federal tax laws.

Health care regulation. Federal and state legislatures, administrative agencies and courts continue efforts to increase regulation of the health care industry and change its operational practices. Regulatory and operational changes could have an adverse effect on CIGNA’s health care operations if they reduce marketplace competition and innovation or result in increased medical or administrative costs without improving the quality of care. Debate at the state and federal level over health care liability is expected to continue.

Privacy regulations under the Health Insurance Portability and Accountability Act (HIPAA) of 1996 cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. Compliance with the privacy regulations was required by April 2003, and CIGNA has implemented appropriate compliance initiatives. In addition to the privacy regulations, HIPAA establishes national electronic transaction standards, which apply to health insurers, providers and other covered entities. They are intended to improve the efficiency and effectiveness of the nation’s health care system by encouraging the widespread use of electronic data interchange. Compliance with these regulations was required by October 2003, and CIGNA has implemented appropriate compliance initiatives.

Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. CIGNA has implemented certain security measures and planned others in anticipation of these rules. Other proposed HIPAA regulations include standards for the assignment of a unique national identifier for each health plan and provider and requirements for a unique national identifier for employer groups. CIGNA has commenced significant systems enhancements, training and administrative efforts to satisfy these requirements. Incremental technology and business-related expenses associated with CIGNA’s compliance efforts were approximately $14 million after-tax for the third quarter and $45 million after-tax for the nine months ended September 30, 2003, and are estimated to be approximately $60 million after-tax for full year 2003.

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

Litigation and other legal matters. CIGNA and several health care industry competitors were named as defendants in federal and state purported class action lawsuits. A Florida federal court handling this multi-district litigation matter certified a class of physicians who allege violations under the Racketeer Influenced and Corrupt Organizations Act and ERISA. The Florida federal court denied class certification to health plan subscribers. During the second quarter of 2003, CIGNA settled these subscriber cases for minimal amounts.

An Illinois state court certified a class action lawsuit against CIGNA by health care providers alleging breach of contract and seeking increased reimbursements. This state action was amended to include federal claims and was removed to federal court in Illinois where a settlement was filed and preliminarily approved. The case was then transferred to federal court in Florida as part of the multi-district litigation described above. In September 2003, the federal court in Florida preliminarily approved a settlement agreement between the physician class and CIGNA, and scheduled a fairness hearing for December 2003. Upon final approval by the court, the settlement would resolve for CIGNA and the plaintiffs all physician claims reflected in the Florida multi-district litigation, including the Illinois case transferred to federal court in Florida.

CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) in the third quarter of 2003 to increase the reserve for this settlement and other non-physician health care litigation. CIGNA had previously recognized an after-tax charge in the fourth quarter of 2002 of $50 million ($77 million pre-tax) for expected costs associated with the health care provider class action litigation. The reserve reflects expected insurance recoveries. No significant amounts will be disbursed until the settlement becomes final, most likely in early 2004.

In the third quarter of 2002, CIGNA recognized a charge based on a review of CIGNA’s exposures for the run-off reinsurance operations, including an assessment of London market retrocessional disputes and exposures. The underlying London market retrocessional disputes are not expected to be resolved for some time. CIGNA’s reserve balance is based on a current assessment of these matters, the outcomes of which could result in adjustments to CIGNA’s reserve. See also page 33 in the “Unicover and other run-off reinsurance” section.

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

In the fourth quarter of 2002, several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits, which allege securities law violations and breaches of fiduciary duty, have been consolidated. Two other purported class action lawsuits asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock. These ERISA class action cases have been consolidated.

During 2002, a Connecticut federal court certified a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs are participants in the Plan who earned certain Plan benefits prior to 1998. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, that these conditions are not adequately disclosed to Plan participants, and that the Plan’s cash balance formula discriminates against older employees.

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

CIGNA is conducting account reviews related to contracts associated with its retirement and leveraged corporate life insurance businesses. The reviews, which are expected to be completed in the fourth quarter of 2003, may result in adjustments, which could have a neutral to material positive effect on CIGNA’s consolidated net income. The potential adjustments are expected to be reflected in the Retirement and Other Operations segments in the fourth quarter of 2003.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$3,841	$3,900	$11,615	$11,754
Net investment income	623	663	1,949	2,053
Other revenues	260	578	616	1,043
Realized investment gains
(losses)	49	(58)	127	(250)

Total revenues	4,773	5,083	14,307	14,600
Benefits and expenses	4,492	6,362	13,821	15,222

Income (loss) from
continuing operations
before taxes (benefits)	281	(1,279)	486	(622)
Income taxes (benefits)	86	(405)	156	(181)

Income (loss) from
continuing operations	195	(874)	330	(441)
Income (loss) from
discontinued operations	--	(3)	48	(4)

Net income (loss)	$195	$(877)	$378	$(445)

Realized investment gains
(losses), net of taxes	$32	$(40)	$83	$(164)

Net Income (Loss)

Net income (loss) is determined in accordance with GAAP, and includes both income (loss) from continuing operations (including realized investment gains (losses), net of taxes) and discontinued operations.

Income (loss) from continuing operations increased significantly for the third quarter and nine months of 2003, compared with the same periods last year, primarily due to reduced losses in the Run-off Reinsurance segment and improved results in the International segment as well as improved after-tax realized investment results. These improvements were partially offset by lower results in the Health Care segment. Segment results are discussed in more detail below.

Income (loss) from discontinued operations for the nine months of 2003 primarily reflects the after-tax gains on the sales of Lovelace and the Brazilian health care operations. Income (loss) from discontinued operations for the third quarter and nine months of 2002 reflects operating losses from Lovelace. See “Acquisitions and Dispositions” on page 20 for additional information.

In order to facilitate an understanding and comparison of results of operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)

Three Months Ended September 30,

2003

Health care provider litigation	$(57)	$(37)
Intangible asset write-off for provider
contracts	(16)	(10)
Gain on sale of Japanese pension
operations	8	5
Gain on other postretirement benefits	1	1

Total	$(64)	$(41)

2002

Reserve charge on certain specialty life
reinsurance contracts	$(1,108)	$(720)
Charge for Unicover and London
reinsurance matters	(408)	(317)
Accelerated recognition of deferred gain
on sale of life reinsurance business	1	1

Total	$(1,515)	$(1,036)

Nine Months Ended September 30,

2003

Health care provider litigation	$(57)	$(37)
Intangible asset write-off for provider
contracts	(16)	(10)
Reserve charge on certain specialty life
reinsurance contracts	(441)	(286)
Gain on sale of Japanese pension
operations	8	5
Restructuring items, net*	2	1
Gain on other postretirement benefits	10	7

Total	$(494)	$(320)

2002

Reserve charge on certain specialty life
reinsurance contracts	$(1,108)	$(720)
Charge for Unicover and London
reinsurance matters	(408)	(317)
Accelerated recognition of deferred gain
on sale of life reinsurance business	4	3

Total	$(1,512)	$(1,034)

Revenues

Total revenues for the third quarter and nine months of 2003 compared with the same periods last year were impacted by:

•	losses recognized from futures and forward contracts, compared to gains in the prior year, in connection with the program to reduce equity market risks (see specialty life reinsurance contracts on page 32);
•	the absence of ceded premiums returned to CIGNA in 2002 as a result of the Unicover arbitration ruling (see page 33); and
•	lower membership in the Health Care segment.

These decreases were substantially offset by:

•	realized investment gains, compared with losses in the prior year (see further discussion below); and
•	increased revenues from certain specialty health care operations (reported in other revenues).

Realized Investment Gains (Losses)

The improvement in realized investment results for the third quarter and nine months of 2003, compared with the same periods last year primarily reflects:

•	gains on sales of fixed maturities and equity securities compared with losses in the prior year;
•	higher gains on sales of real estate investments;
•	lower impairments on real estate investments for the nine months of 2003; and
•	impairment losses associated with the settlement annuity business in the Other Operations segment.

The weakness in certain sectors of the economy may cause investment losses in the future. Refer to “Investment Assets” beginning on page 39 for further information.

_________________
*Restructuring items for the nine months of 2003 include a reduction of costs of $10 million after-tax ($15 million pre-tax) associated with the 2002 program, and a charge of $9 million after-tax ($13 million pre-tax) associated with the Corporate Effectiveness Initiative (see page 20).

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including:

•	risks and exposures associated with certain specialty life reinsurance contracts (see page 32);
•	earnings for the retirement business because declines in assets under management reduce asset-based fees (see page 30); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA's employee pension plans.

Minimum Pension Liability

During the second quarter of 2003, CIGNA increased its minimum pension liabilities, resulting in an after-tax charge to equity of $13 million ($21 million pre-tax). This increase is a result of CIGNA’s annual update of plan participant data. Plan asset values and actuarial assumptions are consistent with those disclosed in CIGNA’s 2002 Annual Report to Shareholders.

Outlook for 2003 and 2004

Subject to the factors noted in the Cautionary Statement on page 42, management expects full year 2003 income from continuing operations excluding realized investment gains (losses) and special items to be lower than the comparable 2002 amount (see page 19 of CIGNA’s 2002 Annual Report to Shareholders). This lower outlook for 2003 primarily reflects expected lower earnings in the Health Care segment due to:

•	higher expected medical costs due to higher unit costs and increased utilization as well as the impact of reprocessing certain 2002 claims;
•	lower expected membership levels; and
•	higher expected expenses per member, including costs to comply with the requirements of HIPAA (see page 22).

Information is not available for management to reasonably estimate realized investment gains (losses) or special items for 2003 (with the exception of gains associated with other postretirement benefits discussed on page 27). Refer to page 25 for special items recognized through the nine months of 2003. Realized investment gains, net of taxes, were $83 million for the nine months of 2003, however realized investment results are not predictable and therefore this amount is not necessarily indicative of full year results.

CIGNA expects income from continuing operations excluding realized investment gains (losses) and special items in 2004 to be higher than the comparable 2003 amount. This expectation primarily reflects improved results in the Health Care segment. Special items in 2004 will include the effect of adopting a new accounting standard (see Note 2 for further discussion) and may include any charges incurred related to expense reduction initiatives.

Segment Analysis

CIGNA’s operating segments generally reflect groups of related products, but the International segment is based on geography. As discussed on page 19, CIGNA changed its segment presentation in the third quarter of 2003. CIGNA measures the financial results of its segments using “segment earnings,” which is defined as income (loss) from continuing operations before realized investment gains (losses).

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$3,068	$3,135	$9,308	$9,451
Net investment income	66	70	208	227
Other revenues	291	248	842	654

Segment revenues	3,425	3,453	10,358	10,332
Benefits and expenses	3,310	3,258	9,908	9,534

Income before taxes	115	195	450	798
Income taxes	40	66	165	282

Segment earnings	$75	$129	$285	$516

Realized investment gains
(losses), net of taxes	$25	$(7)	$36	$(43)

Special items (after-tax) included
in segment earnings:
Health care provider litigation	$(37)	$--	$(37)	$--
Intangible asset write-off
for provider contracts	$(10)	$--	$(10)	$--
Restructuring	$--	$--	$10	$--
Gains on other
postretirement benefits	$1	$--	$7	$--

Results

Health Care segment earnings decreased 42% for the third quarter, and 45% for the nine months of 2003, compared with the same periods last year.

CIGNA reports the results of this segment in two parts, Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations such as managed behavioral health, medical cost and utilization management, managed dental, managed pharmacy programs and pharmaceutical fulfillment services. Indemnity includes medical and dental indemnity, and that portion of CIGNA’s group disability and life insurance business that continues to be managed by the health care business.

Segment earnings for the HMO and Indemnity operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

HMO operations	$92	$124	$277	$374
Indemnity operations	(17)	5	8	142

Total	$75	$129	$285	$516

Special items (after-tax) included in segment earnings for the HMO and Indemnity operations were as follows:

•	a third quarter 2003 charge for health care provider litigation of $37 million ($19 million for the HMO operations and $18 million for the Indemnity operations);
•	a third quarter 2003 write-off of $10 million in intangible assets for the HMO operations related to provider contracts that have been terminated or substantially amended;
•	gains on other postretirement benefits of $1 million for the third quarter and $7 million for the nine months of 2003 ($1 million for the third quarter and $4 million for the nine months of 2003 for the HMO operations and $3 million for the nine months of 2003 for the Indemnity operations); and
•	gains of $6 million for the HMO operations and $4 million for the Indemnity operations (see page 20) for the nine months of 2003 resulting from a reduction in the charge for the fourth quarter 2002 restructuring program.

HMO results, excluding the special items noted above, declined $4 million for the third quarter and $78 million for the nine months of 2003, compared with the same periods last year, primarily due to:

•	increased medical costs (primarily for inpatient services) in the guaranteed cost HMO business; and
•	lower membership and higher operating expenses per member in both the guaranteed cost HMO business and HMO Administrative Services Only (ASO) programs.

These factors were partially offset by improved results in pharmaceutical fulfillment services.

The nine months of 2003 also reflects higher prior year claim experience, including the impact of reprocessing certain 2002 claims.

Indemnity results, excluding the special items noted above, declined $4 million for the third quarter and $123 million for the nine months of 2003, compared with the same periods last year. These declines are primarily due to:

•	lower membership and higher operating expenses per member in indemnity ASO programs; and
•	increased medical cost trend in the guaranteed cost business.

These declines were partially offset by improved results in experience-rated business reflecting margin improvements on renewing business, increased margins on new business and higher gains from the cancellation of certain cases.

The nine months of 2003 also reflects higher prior year claim experience, including the impact of reprocessing certain 2002 claims.

Premiums and Fees

Premiums and fees decreased 2% for the third quarter and nine months of 2003 due to a decline in membership which was substantially offset by rate increases.

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

“Premium equivalents” generally equal paid claims under ASO and minimum premium programs. CIGNA would have recorded the amount of these paid claims as additional premiums if these programs had been written as guaranteed cost or retrospectively experience-rated programs. Premium equivalents do not represent premium and fee revenue recognized under GAAP. Management uses premium equivalents as an indicator of business volume associated with ASO and minimum premium programs. “Adjusted premiums and fees” consists of premiums and fees plus premium equivalents, which management believes is a useful measure of volume to evaluate CIGNA’s health care operations as a whole.

Premiums and fees associated with ASO programs were $413 million for the third quarter and $1.3 billion for the nine months of 2003, compared with $404 million for the third quarter and $1.3 billion for the nine months of 2002.

Premiums and fees associated with minimum premium programs were $74 million for the third quarter and $185 million for the nine months of 2003, compared with $78 million for the third quarter and $215 million for the nine months of 2002.

Adjusted premiums and fees for the Health Care segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$3,068	$3,135	$9,308	$9,451
Premium equivalents	5,890	5,713	18,101	16,632

Adjusted premiums and fees	$8,958	$8,848	$27,409	$26,083

The increase in premium equivalents is primarily due to higher medical costs in HMO and Indemnity ASO and minimum premium programs that, in turn, increase the amount of paid claims.

Net Investment Income

Net investment income decreased 6% for the third quarter and 8% for the nine months of 2003 compared with the same periods last year primarily resulting from lower yields.

Other Revenues

Other revenues increased 17% for the third quarter and 29% for the nine months of 2003 compared with the same periods last year primarily due to growth in the specialty health care operations, predominantly in pharmaceutical fulfillment services and medical cost and utilization management services.

Medical Membership

As of September 30, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2003	2002

HMO	6.2	6.7
Indemnity (estimated)	5.6	6.4

The decline in HMO medical membership is primarily due to lower guaranteed cost HMO program membership, and, to a lesser extent, declines in HMO ASO programs.

The decline in Indemnity medical membership primarily reflects cancellations of, and lower enrollment in, Preferred Provider Organization (PPO) plans and, to a lesser extent, declines in traditional indemnity programs.

Other Matters

CIGNA continues to focus on improving operational effectiveness and financial results in its health care operations. Key areas of focus include: reducing medical cost trend; stabilizing and growing medical membership; continuing to deliver improved quality service; and driving operating efficiency. CIGNA expects successful execution of these initiatives to improve results.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$439	$396	$1,294	$1,230
Net investment income	60	62	181	195

Segment revenues	499	458	1,475	1,425
Benefits and expenses	456	422	1,341	1,313

Income before taxes	43	36	134	112
Income taxes	11	8	33	26

Segment earnings	$32	$28	$101	$86

Realized investment gains
(losses), net of taxes	$19	$(10)	$41	$(37)

The Disability and Life segment includes group accident and specialty association business in addition to its disability and life products.

Results

Disability and Life segment earnings increased by 14% for the third quarter and 17% for the nine months of 2003 compared to the same periods last year primarily due to higher earnings in the disability business due to improved claim experience and improved margins in the life business. These increases were partially offset by lower results in the specialty business.

Premiums and Fees

Premiums and fees increased 11% for the third quarter and 5% for the nine months of 2003 compared to the same periods last year reflecting higher new business and strong retention in both disability and life products.

RETIREMENT

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$78	$72	$251	$248
Net investment income	379	409	1,191	1,248

Segment revenues	457	481	1,442	1,496
Benefits and expenses	376	403	1,200	1,252

Income before taxes	81	78	242	244
Income taxes	23	21	70	73

Segment earnings	$58	$57	$172	$171

Realized investment gains
(losses), net of taxes	$11	$(23)	$15	$(79)

Results

Retirement segment earnings increased 2% for the third quarter and 1% for the nine months of 2003 compared with the same periods last year. Results for the third quarter of 2003 reflect higher fees due to asset appreciation, partially offset by lower interest earnings. In addition to the above factors, the nine months of 2003 also includes the impact of a shift to higher margin products.

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

Premiums and fees increased 8% for the third quarter of 2003 compared with the same period last year mainly due to the impact of equity appreciation on asset-based fees. Premiums and fees increased 1% for the nine months of 2003 compared to the same period last year due to product shift into separate accounts, partially offset by the impact of equity depreciation on asset-based fees.

Assets Under Management

Assets under management consist of invested assets and separate account assets, as well as third-party investment advisory account assets in the Retirement segment. Assets under management are a determinant of earnings for this segment because a significant portion of this segment’s revenues is based on asset values.

The following table shows assets under management and the related activity for the nine months ended September 30.

(In millions)	2003	2002

Balance--January 1	$53,757	$55,306
Premiums and deposits	5,572	6,764
Investment income	1,795	1,858
Increase (decrease) in fair
value of assets	2,819	(5,337)
Customer withdrawals	(2,548)	(1,807)
Other, including participant
withdrawals and benefit
payments	(4,987)	(3,455)

Balance--September 30	$56,408	$53,329

Changes in assets under management are discussed below.

Premiums and deposits. For the nine months of 2003, approximately 70% of premiums and deposits were from existing customers, and 30% were from sales to new customers and new plan sales to existing customers. For the nine months of 2002, approximately 68% of premiums and deposits were from existing customers, and 32% were from sales to new customers and new plan sales to existing customers.

Fair value of assets. The fair value of assets under management fluctuates because of changes in the market value of fixed maturities, related derivatives and equity securities. The increase in fair value of assets in 2003 was primarily attributable to market value appreciation of equity securities in separate accounts, compared with depreciation of these securities in 2002.

Customer withdrawals. Withdrawals were higher in 2003 primarily due to three large customer withdrawals in the defined contribution business.

Other. The increase is primarily due to the fluctuation of certain separate account assets supporting retiree benefits obligations.

Other Matters

Split-dollar life insurance. Recently issued regulations by the Internal Revenue Service and statutory changes may result in withdrawals of assets, policy terminations and fewer sales of new policies. Approximately $5 million in earnings for full year 2002 was associated with these policies.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$215	$210	$636	$611
Net investment income	10	13	36	37
Other revenues	11	--	12	3

Segment revenues	236	223	684	651
Benefits and expenses	206	211	621	614

Income before taxes	30	12	63	37
Income taxes	10	4	22	13

Segment earnings	$20	$8	$41	$24

Realized investment gains,
net of taxes	$--	$1	$5	$2

Special item (after-tax) included in
segment earnings:
Gain on sale of Japanese
pension operations	$5	$--	$5	$--

Results

International segment earnings increased for the third quarter and nine months of 2003 compared with the same periods last year partially due to the gain on sale of the Japanese pension operations. Excluding the gain on sale, segment earnings increased significantly for the third quarter and nine months of 2003, primarily due to the absence of losses from the sold Brazilian health care and pension operations as well as favorable adjustments on other exited business.

The nine months of 2003 also reflects growth in the expatriate employee benefit business.

Premiums and Fees

Premiums and fees increased 2% for the third quarter and 4% for the nine months of 2003 compared to the same periods last year reflecting:

•	growth primarily in the life, accident and health operations in Asia; and
•	higher premiums and fees for the expatriate employee benefit business.

These increases were partially offset by the absence of premiums and fees from the Brazilian health care and pension operations (see page 20), which CIGNA sold in January 2003. Excluding the impact of these divestitures, premiums and fees increased 12% for the third quarter and 13% for the nine months of 2003.

International Expansion

In September 2003, CIGNA formed a joint venture to begin marketing and selling insurance products in Shenzhen, China. CIGNA expects to incur start-up costs and additional investments may be required in order for this joint venture to achieve profitable operations. Certain risks are inherent in expanding in emerging markets and these investments are routinely monitored for potential impairment.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$21	$61	$58	$123
Net investment income	22	9	57	31
Other revenues	(72)	301	(327)	304

Segment revenues	(29)	371	(212)	458
Benefits and expenses	1	1,908	299	1,997

Loss before income tax
benefits	(30)	(1,537)	(511)	(1,539)
Income tax benefits	(10)	(485)	(170)	(484)

Segment loss	$(20)	$(1,052)	$(341)	$(1,055)

Realized investment gains
(losses), net of taxes	$4	$(1)	$13	$(5)

Special items (after-tax)
included in segment loss:
Reserve charge on certain
specialty life reinsurance
contracts	$--	$(720)	$(286)	$(720)
Charge for Unicover and
London reinsurance matters	$--	$(317)	$--	$(317)
Accelerated recognition of
deferred gain on sale of
life reinsurance business	$--	$1	$--	$3

Results

Segment loss for Run-off Reinsurance was lower for the third quarter and nine months of 2003 compared with the same periods last year, due to higher reserve charges in 2002 related to certain specialty life reinsurance contracts as well as Unicover and London reinsurance matters. See further discussion under Other Matters.

Excluding the special items noted above, segment loss for the third quarter of 2003 increased 25% primarily due to an increase in reserves for disputed contracts and higher losses in the workers’ compensation business. These losses were partially offset by gains on guaranteed minimum income benefit contracts (compared to losses in the prior year) due to equity market appreciation.

Excluding the special items noted above, segment loss increased for the nine months of 2003 due to:

•	increases in reserves for disputed contracts;
•	revised credit risk assumptions in the first quarter of 2003 relating to reinsurance recoverables on contracts that guarantee minimum income benefits;
•	higher losses in the personal accident business; and
•	higher losses in the workers' compensation business.

Premiums and Fees

Premiums and fees decreased 66% for the third quarter and 53% for the nine months of 2003 compared with the same periods last year primarily due to the absence of $47 million in ceded premiums returned in 2002 resulting from the Unicover arbitration ruling and the continuing runoff of the reinsurance business.

Net Investment Income

Net investment income increased significantly for the third quarter and nine months of 2003 primarily due to higher average assets, partially offset by lower yields.

Other Revenues

As discussed further below, CIGNA implemented a program to substantially reduce the equity market exposures for certain specialty life reinsurance contracts by selling exchange-traded futures contracts and foreign currency forward contracts. Other revenues include losses of $70 million for the third quarter and $326 million for the nine months of 2003 and gains of $300 million for the third quarter and nine months of 2002 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these specialty life reinsurance contracts are included in benefits, losses and settlement expenses.

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

In the second quarter of 2003, CIGNA recognized a charge related to an analysis of recent experience and reserve assumptions for the variable annuity death benefit product. The after-tax charge to increase reserves was $286 million ($441 million pre-tax). The reserve increase included a charge relating to both actual and projected future partial surrenders, as well as updates to other assumptions such as mortality.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed on page 21 and in CIGNA’s 2002 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations used in estimating these reserves (including lapse, partial surrender, mortality, interest rates and volatility), the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

CIGNA had future policy benefit reserves for these specialty life reinsurance contracts of approximately $1.4 billion as of September 30, 2003 and December 31, 2002.

In the third quarter of 2002, CIGNA implemented a program to substantially reduce the equity market risks associated with this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises.

CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) in the third quarter of 2002 to increase reserves related to these specialty life reinsurance contracts and the adoption of this program. The charge consisted of:

•	$620 million after-tax, principally reflecting the reduction in assumed future equity market returns as a result of implementing the program and, to a lesser extent, changes to the policy surrender, mortality, market volatility and discount rate assumptions used in estimating the liabilities for these contracts; and
•	$100 million after-tax reflecting deterioration in equity markets that occurred in the third quarter of 2002 (prior to implementation of the program).

In the second quarter of 2003, CIGNA added foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to this program to reduce international equity market risks associated with this business. To support its program to reduce equity risks associated with this business, CIGNA expects to adjust the futures and forward contract positions and enter into other positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on CIGNA’s exposures, the program adopted to reduce these exposures and reserve assumptions relating to these specialty life reinsurance contracts, refer to pages 32 and 33 of CIGNA’s 2002 Annual Report to Shareholders.

As of September 30, 2003, the aggregate fair value of the underlying mutual fund investments was approximately $49.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.4 million annuitants had died on that date) was approximately $17.1 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional amount of the futures and forward contract positions held by CIGNA at September 30, 2003, was $2.1 billion.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 39 for further information.

Unicover and other run-off reinsurance. The Run-off Reinsurance segment participates in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool was completed in the fourth quarter of 2002, disputes over collection of amounts due CIGNA from the retrocessionaires have arisen, which may require further arbitration actions to resolve. Also, disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

The Run-off Reinsurance segment includes other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced. CIGNA bears the risk of the financial condition of its retrocessionaires and their ability to meet their reinsurance obligations to CIGNA.

In the third quarter of 2002, CIGNA recorded an after-tax charge of $317 million ($408 million pre-tax) related to the completed Unicover arbitration and the London market exposures noted above. See Note 10 for more information.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2003, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Premiums and fees	$20	$26	$68	$91
Net investment income	86	100	276	310
Other revenues	48	44	142	129

Segment revenues	154	170	486	530
Benefits and expenses	125	143	395	447

Income before taxes	29	27	91	83
Income taxes	10	9	33	28

Segment earnings	$19	$18	$58	$55

Realized investment losses,
(net of taxes)	$(27)	$--	$(27)	$(2)

Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	settlement annuity business; and
•	certain investment management services.

Results

Segment earnings for Other Operations increased 6% for the third quarter and 5% for the nine months of 2003 compared with the same periods last year. Improved results from investment management services were partially offset by:

•	a reduction in deferred gains recognized from the sale of the individual life insurance and annuity business; and
•	a decline in earnings in the leveraged corporate life insurance business due to the continuing runoff of this business.

Premiums and Fees

Premiums and fees decreased 23% for the third quarter and 25% for the nine months of 2003 compared with the same periods last year primarily due to lower premiums from leveraged corporate life insurance.

Other Revenues

Other revenues increased 9% for the third quarter and 10% for the nine months of 2003 compared with the same periods last year, driven by CIGNA’s investment management services.

Other Matters

Tax benefits for corporate life insurance. In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. Management expects revenues and earnings associated with these products to decline. For the third quarter and nine months of 2003, revenues of $31 million and $120 million, respectively, and earnings of $4 million and $16 million, respectively, were from products affected by this legislation.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Segment loss	$(21)	$(22)	$(69)	$(74)

Special items (after-tax)
included in segment loss:
Restructuring charge
(see page 20)	$--	$--	$(9)	$--

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss decreased 5% for the third quarter and 7% for the nine months of 2003 compared with the same periods of the prior year primarily due to favorable tax adjustments. Results for the nine months of 2003 include higher expenses due to the charge related to CIGNA’s corporate effectiveness initiative (see page 20).

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Revenues	$--	$135	$--	$416

Loss before income tax
benefits	$--	$(5)	$(3)	$(6)
Income tax benefits	--	(2)	(1)	(2)

Loss from operations	--	(3)	(2)	(4)
Gains on sales, net of
taxes of $25	--	--	50	--

Income (loss) from
discontinued operations	$--	$(3)	$48	$(4)

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows for the nine months ended September 30 were as follows:

(In millions)	2003	2002

Operating activities	$841	$694
Investing activities	$158	$39
Financing activities	$(613)	$(184)

Cash and cash equivalents increased $386 million in 2003 and increased $551 million in 2002.

Cash flows from operating activities consist of income (loss) from continuing operations adjusted for realized investment gains (losses) and the timing of cash receipts and disbursements for premiums and fees, investment income, taxes and benefits, losses and expenses.

Amounts shown for cash flows from operating, investing and financing activities are discussed below:

2003

•	The increase in cash flows from operating activities for the nine months of 2003 compared with the same period last year primarily reflects tax refunds of $326 million in 2003, primarily related to loss carrybacks, compared with tax and related payments of approximately $400 million in 2002. The favorable tax amounts were partially offset by:

-	Lower cash revenues of approximately $350 million resulting from losses of $326 million associated with futures and forward contracts entered into as part of a program to manage equity risks in the Run-off Reinsurance segment compared with gains of $300 million in 2002, partially offset by: 1) revenue growth in certain specialty health care operations; and 2) favorable timing of collections in the HMO and Indemnity health care operations; and

-	Higher cash expenses of approximately $225 million reflecting the payment of restructuring charges, growth in certain specialty health care operations and timing.

•	Cash provided by investing activities primarily consisted of proceeds on the sale of businesses ($226 million) and net sales and maturities of investments ($14 million), partially offset by net purchases of property and equipment ($67 million).

•	Cash used in financing activities consisted primarily of payments of dividends on common stock ($139 million), net withdrawals from contractholder deposit funds ($344 million) and repayment of debt ($130 million).

2002

•	Cash provided by investing activities primarily consisted of net proceeds from sales and maturities of investments ($262 million), partially offset by net acquisitions of property and equipment ($196 million).

•	Cash used in financing activities consisted primarily of payments of dividends on and repurchases of common stock ($493 million) and net deposits to contractholder deposit funds ($296 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth. Over the long term, CIGNA’s priorities for use of capital are internal growth, acquisitions and share repurchase. Given the capital needs of CIGNA’s principal subsidiary (Connecticut General Life Insurance Company, “CG Life”) primarily resulting from charges for the Run-off Reinsurance segment in 2002, CIGNA intends to retain capital and has suspended share repurchase.

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

CIGNA had committed lines of credit available of $260 million as of September 30, 2003, and $215 million as of December 31, 2002. These lines are provided by U.S. banks and typically have terms ranging from one to three years. Approximately $160 million of CIGNA’s available lines of credit will expire within the next twelve months.

CIGNA has $43 million in nonrecourse obligations as of September 30, 2003. These obligations are secured by real estate properties with fair values in excess of the obligation and have no recourse to CIGNA’s other assets.

CIGNA had long-term debt outstanding of $1.5 billion as of September 30, 2003, and December 31, 2002. There was no short-term debt outstanding as of September 30, 2003, a decrease of $130 million from December 31, 2002.

In May 2003, CIGNA entered into a syndicated bank letter of credit agreement of $433 million in support of a potential internal reinsurance arrangement. No letters of credit are currently issued under the new agreement.

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

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings. As stated above, CIGNA had available $260 million in committed bank lines of credit as of September 30, 2003.

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

As of October 30, 2003, the current ratings of CIGNA and CG Life were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings

		Senior Debt	Commercial Paper

A.M. Best	A	--	--
Moody's	A2	Baa2	P2
S&P	A	BBB	A2
Fitch	A+	BBB+	F2

CIGNA believes the downgrades in 2003 in the financial strength rating of CG Life and CIGNA’s corporate debt could have an adverse effect on the retirement business and would increase the cost to borrow funds. Further changes in ratings could have an additional impact on CIGNA’s results.

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•	CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2003, employers were required to maintain assets that exceed 102% to 133% of benefit obligations. Benefit obligations under these arrangements were $3.1 billion as of September 30, 2003, and $3.3 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of September 30, 2003, or December 31, 2002.

•	For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $1.9 billion as of September 30, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of September 30, 2003, or December 31, 2002.

•	CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $313 million as of September 30, 2003, and December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of September 30, 2003, and December 31, 2002.

CIGNA guaranteed $95 million of construction loans as of September 30, 2003, and $106 million as of December 31, 2002, related to investments in certain real estate joint ventures. These loans are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts. The loans mature at various dates from 2003 to 2005, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. CIGNA also guaranteed $14 million of interest and principal for industrial revenue bonds as of September 30, 2003, and $50 million as of December 31, 2002, that are payable in 2007. These bonds are secured by mortgages on properties and other assets held by real estate partnerships and CIGNA has recourse to partners for 50% of any amounts paid under these guarantees. There were no liabilities required for these guarantees as of September 30, 2003, or December 31, 2002.

CIGNA has indemnification obligations to lenders up to $376 million as of September 30, 2003, and $280 million as of December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts, and mature at various dates from 2004 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2003, or December 31, 2002.

As of September 30, 2003 and December 31, 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of September 30, 2003, and December 31, 2002, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2003, or December 31, 2002.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits, and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and
•	All underlying mutual fund investment values remained at the September 30, 2003 value of $3.0 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.3 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote. CIGNA has reinsurance for 80% of this amount. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of September 30, 2003, CIGNA had liabilities of $98 million related to these contracts and amounts recoverable from reinsurers of $70 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of September 30, 2003. As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Share Repurchase

As a result of the increased capital requirements resulting primarily from reserve increases for the run-off reinsurance operations (see Specialty life reinsurance contracts beginning on page 32), CIGNA has suspended share repurchase and has not repurchased any shares of its common stock since July 18, 2002. The total remaining share repurchase authorization as of October 30, 2003, was $572 million. Share repurchase for the nine months ended September 30, 2002 was 3.5 million shares at a cost of $343 million.

INVESTMENT ASSETS

Information regarding investment assets held by CIGNA is presented below. CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 7, 8 and 9 to the Financial Statements in CIGNA’s 2002 Annual Report to Shareholders and Form 10-K.

(In millions)	September 30, 2003	December 31, 2002

Fixed maturities	$29,027	$27,803
Equity securities	83	295
Mortgage loans	8,656	8,729
Policy loans	1,641	2,405
Real estate	295	253
Other long-term investments	718	791
Short-term investments	130	86

Total investment assets	$40,550	$40,362

A significant portion of CIGNA’s investment assets is attributable to experience-rated policyholder contracts associated with the retirement business. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	September 30, 2003	December 31, 2002

Fixed maturities	45%	48%
Mortgage loans	54%	56%
Real estate	52%	54%
Other long-term investments	31%	46%

Fixed Maturities and Mortgage Loans

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage-backed and other asset-backed securities and redeemable preferred stocks.

CIGNA’s investment in collateralized debt obligations, which is classified as fixed maturities and is secured by pools of corporate debt obligations, as of September 30, 2003, was $215 million compared with $228 million as of December 31, 2002, excluding policyholder share. CIGNA recorded after-tax losses of $4 million ($6 million pre-tax) for the third quarter and nine months of 2003 for these investments. CIGNA recorded after-tax losses of $1 million ($2 million pre-tax) for the third quarter and $16 million ($25 million pre-tax) for the nine months of 2002.

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

As of September 30, 2003, fixed maturities with fair values lower than cost on which no impairment has been recognized (excluding amounts attributable to policyholder contracts) were as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss

One year or less:
Investment grade	$1,289	$1,325	$36
Below investment grade	$107	$113	$6
More than one year:
Investment grade	$114	$124	$10
Below investment grade	$145	$152	$7

Equity securities with fair values lower than cost on which no impairment has been recognized were not significant as of September 30, 2003.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $3 million for the third quarter and $6 million for the nine months of 2003, compared to $3 million for the third quarter and $10 million for nine months of 2002. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs (including amounts attributable to policyholder contracts):

(In millions)	September 30, 2003	December 31, 2002

Problem bonds	$162	$182
Potential problem bonds	$193	$243
Problem mortgage loans	$24	$48
Potential problem mortgage loans	$363	$191
Foreclosed real estate held and used	$76	$76
Foreclosed real estate held for sale	$--	$18

The increase in potential problem mortgage loans reflects an increase in loans that CIGNA is closely monitoring. These loans do not require an increase in reserves at this time.

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and amounts attributable to policyholder contracts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

CIGNA	$39	$18	$65	$115
Policyholder contracts	$5	$40	$34	$165

CIGNA’s portion of these losses is a component of realized investment results, which are discussed on page 25.

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

CIGNA began using futures contracts in the third quarter of 2002 as part of a program to substantially reduce the effect of equity market changes on certain specialty life reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. During the second quarter of 2003, CIGNA began using foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with these specialty life reinsurance contracts. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese) and PAN-EURO equity indices and a 10% weakening in the U.S. dollar to the Japanese yen and Euro would have been a decrease of approximately $210 million in the fair value of the futures and forward contracts outstanding under this program as of September 30, 2003. A corresponding decrease in liabilities for certain specialty life reinsurance contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 4 to the Financial Statements for further discussion of this program and the related specialty life reinsurance contracts.

See also page 26 for a discussion of the effects of recent stock market declines on CIGNA.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, CIGNA’s restructuring programs and activities, estimated incremental expenses associated with HIPAA compliance efforts, litigation and other legal matters, and the outlook for CIGNA’s full year 2003 and 2004 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA's health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA's health care business (see Health care regulation on page 22 for more information);
3.	challenges and risks associated with implementing the planned improvement initiatives in the health care operations, including that operational efficiencies and medical cost benefits do not emerge as expected;
4.	risks associated with the strategic alternatives CIGNA is considering for the retirement and investment services business;
5.	risks associated with pending and potential state and federal health care class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation challenging CIGNA's businesses and the outcome of pending government proceedings;
6.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA's businesses;
7.	significantly greater than expected reductions in medical membership;
8.	significant changes in interest rates;
9.	downgrades in the financial strength ratings of CIGNA's insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business, particularly in the retirement business;
10.	limitations on the ability of CIGNA's insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries' financial strength ratings, changes in statutory reserve requirements or other financial constraints;
11.	inability of the program adopted by CIGNA to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures and forward contracts and in matching such contracts to the underlying equity risk);
12.	adjustments to the reserve assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating CIGNA's liabilities for reinsurance contracts that guarantee minimum death benefits under certain variable annuities;
13.	adjustments to the reserve assumptions used in estimating CIGNA's liabilities for reinsurance contracts that guarantee minimum income benefits under certain variable annuities;
14.	significant stock market declines, which could, among other things, reduce results in CIGNA's retirement business and result in increased pension expenses from CIGNA's pension plan in future periods and the recognition of additional pension obligations;
15.	unfavorable claims experience related to workers' compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

16.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA's operations and investments; and
17.	changes in federal income tax laws.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CIGNA described Shane v. Humana, Inc., et al. and Mangieri v. CIGNA Corporation as well as Kaiser and Corrigan v. CIGNA Corporation, et al. in its Form 10-K for the year ended December 31, 2002. Kaiser was transferred to the federal district court for the Southern District of Florida as part of the multi-district litigation involving Shane and Mangieri. In September 2003, this Florida federal court preliminarily approved a settlement agreement between the physician class and CIGNA. The federal court scheduled a fairness hearing for December 2003. Upon final approval by the court, the settlement would resolve for CIGNA and the plaintiffs all physician claims reflected in the Florida multi-district litigation, including the Kaiser case.

In its Form 10-K for the year ended December 31, 2002, CIGNA described several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its officers and directors. These suits have been consolidated as In re CIGNA Corp. Securities Litigation. CIGNA filed a motion to dismiss this case during the third quarter of 2003.

CIGNA described In re CIGNA Corp. ERISA Litigation in its Form 10-Q for the quarter ended March 31, 2003. CIGNA filed a motion to dismiss this case during the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended September 30, 2003, and between such date and the filing of this Form 10-Q, CIGNA filed or furnished the following reports on Form 8-K:

•	dated October 31, 2003, Item 12 - containing a news release regarding its third quarter 2003 results.

•	dated September 9, 2003, Item 9 - containing a Regulation FD Disclosure.

•	dated September 3, 2003, Items 5 and 7 - containing a news release announcing the settlement of the physician class action lawsuits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

	By:	/s/ Michael W. Bell
Michael W. Bell Executive Vice President and Chief Financial Officer

Date: October 31, 2003

Exhibit Index

Number	Description	Method of Filing

10.1	Schedule regarding Deferred Stock Unit Agreements dated August 6, 2003 with Messrs. Hanway and Kendall and Form of Deferred Stock Unit Agreement	Filed herewith

10.2	Retention Agreement dated July 23, 2003 with Mr. Kim	Filed herewith

10.3	Restricted Stock Unit Agreement dated July 23, 2003 with Mr. Kim	Filed herewith

10.4	Agreement and Release dated August 22, 2003 with Mr. Welch	Filed herewith

10.5	Description of Arrangement regarding Unit-based Long-Term Incentive Compensation	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1