Form 10-K
period 2003-12-31
CIGNA CORP
filed 2004-02-27
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X  No

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $6.4 billion.

        As of January 31, 2004, 140,973,691 shares of the registrant’s Common Stock were outstanding.

        Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2003. Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 26, 2004.

PART I

Item 1. BUSINESS

A. Description of Business

        CIGNA Corporation had consolidated shareholders’ equity of $4.5 billion and assets of $91.0 billion as of December 31, 2003, and revenues of $18.8 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned employee benefits organizations in the United States. Its subsidiaries are major providers of employee benefits offered through the workplace, including health care products and services, group life, accident and disability insurance, retirement products and services and investment management. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

        As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this document.

        In 2003, CIGNA changed its segment presentation to report its health care operations and its separately managed group disability and life insurance operations as two discrete segments. Previously, results from these operations were combined as a single segment. CIGNA also renamed its segments as listed below.

        CIGNA’s revenues are derived principally from premiums and fees, and investment income. The financial results of the operating divisions are reported in the following segments, as shown:

•	Health Care Segment

•	CIGNA HealthCare

•	Disability and Life Segment

•	CIGNA Group Insurance

•	Retirement Segment

•	CIGNA Retirement & Investment Services

•	International Segment

•	CIGNA International

•	Run-off Reinsurance Segment

•	CIGNA Reinsurance

•	Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding;
•	settlement annuity business; and
•	certain investment management services.

        Investment results produced by CIGNA Retirement & Investment Services on behalf of CIGNA’s insurance operations are reported in each segment’s results.

Sale of Retirement Business

        In November 2003, CIGNA entered into an agreement to sell its retirement business, excluding its corporate life insurance unit, to Prudential Financial, Inc. (“Prudential”) for $2.1 billion in cash. CIGNA expects the sale, which is subject to regulatory approvals and other conditions prior to closing, to be completed around the end of the first quarter of 2004. The agreement provides that the sale price will be reduced by $250 million if the financial strength rating of Connecticut General Life Insurance Company, a CIGNA subsidiary that underwrites much of the business sold by CIGNA’s retirement benefits business, is downgraded to certain levels by Standard and Poor’s and Moody’s before the sale closes. CIGNA considers downgrades to these levels to be unlikely. For additional information, see “Sale of Retirement Business” in Management’s Discussion and Analysis (“MD&A”) and Note 4(A) to the Financial Statements included in CIGNA’s 2003 Annual Report to Shareholders (“Annual Report”).

New Strategic Focus

        The pending sale of the retirement business positions CIGNA for its new strategic focus, which is to be a leading provider of health care and related benefits. This strategy builds on CIGNA’s existing capabilities of medical, pharmacy, behavioral health, clinical information management, dental and vision benefits, case and disease management, and disability, life and accident products. CIGNA is realigning the organization and consolidating support functions to increase efficiency and responsiveness to customers. For additional information, see “Restructuring Programs” under “Other Matters” in the MD&A included in CIGNA’s Annual Report.

Available Information

        CIGNA’s Internet address is http://www.cigna.com. CIGNA’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available through CIGNA’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission. See “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 10 of this Form 10-K regarding additional available information.

B. Financial Information about Industry Segments

        Financial information in the tables that follow is presented in conformity with generally accepted accounting principles (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior years’ financial information to conform to the 2003 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 2002, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

        Financial data for each of CIGNA’s business segments is set forth in Note 20 and financial information for foreign operations is set forth in Note 21 to the Financial Statements included in CIGNA’s Annual Report.

C. Health Care

Principal Products and Markets

        CIGNA’s Health Care operations offer a wide range of managed care and indemnity products and services primarily to meet the needs of employers of all sizes and their employees and dependents. These operations also provide disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts and continue to be managed by CIGNA’s health care business. These products and services are provided by subsidiaries of CIGNA Corporation.

        The customers of these operations range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, government-sponsored programs and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

        The following table sets forth the net premiums and fees for this segment by principal product categories (described beginning on page 6) and by funding arrangements (described beginning on page 11).

Premiums and Fees	As of December 31,
	2003	2002	2001
	(In millions)

By Product:
Managed Care:
Medical	$6,173	$6,496	$5,845
Dental	396	408	412

Total Managed Care	6,569	6,904	6,257

Indemnity:
Medical	4,510	4,475	3,982
Dental	548	535	516
Life	582	673	734
Disability and other	56	37	89

Total Indemnity	5,696	5,720	5,321

Total	$12,265	$12,624	$11,578

By Funding Arrangement:
Guaranteed Cost	$6,015	$6,343	$5,734
Retrospectively Experience-Rated	4,316	4,330	3,945
Administrative Services Only	1,682	1,664	1,643
Minimum Premium	252	287	256

Total	$12,265	$12,624	$11,578

Products and Services

        CIGNA’s Health Care operations provide a wide array of products and services to satisfy the benefit needs of employers and their employees and dependents, as described below:

•	managed care products and services, such as:

•	medical health maintenance organizations (“HMOs”),
•	point-of-service (“POS”) medical plans,
•	managed dental programs,
•	managed behavioral health care services and employee assistance programs,
•	medical cost and utilization management, and
•	managed pharmacy programs and pharmaceutical fulfillment services; and

•	indemnity products and services, such as:

•	medical and dental preferred provider organizations (“PPOs”),
•	traditional medical and dental indemnity,
•	indemnity pharmacy programs, and
•	disability and life insurance products historically sold in connection with certain experience-rated medical accounts.

Managed Care Products and Services

        Managed care products provide for an effective, efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts. Managed care products and services include those described below.

        Medical Health Maintenance Organizations. HMOs generally offer the most cost-efficient form of health care coverage. Members typically choose a primary care physician from CIGNA’s provider network. Primary care physicians are responsible for the member’s primary medical and preventive care. In some cases, a member must receive a referral from his or her primary care physician to receive services from a participating specialist or medical facility that are covered under the member’s plan.

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

        The IPA model typically offers broader provider choice to the consumer, whereas the staff model generally offers more limited provider choice but lower costs.

        As of December 31, 2003, CIGNA’s HMO networks included approximately 275,000 physicians and 2,700 hospitals.

        Currently, many contracted providers are compensated by CIGNA on a discounted fee-for-service or other service-specific basis (such as hospital per diems) for health care services provided to the member. Certain of CIGNA’s HMO providers receive a monthly predetermined fee (capitation) from CIGNA to cover the cost of certain services available to each HMO member, regardless of the medical services actually provided to each member. Capitation arrangements shift some of the financial risk from CIGNA to the providers.

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

        CIGNA is also a participating provider in the fee-for-service Medicare program, furnishing outpatient care to Medicare beneficiaries through CIGNA subsidiaries.

        Reimbursement for inpatient and outpatient services is made by CMS pursuant to laws and regulations governing the Medicare program. Currently, CMS reimburses outpatient services in accordance with payment classification groups based on historical cost information filed by the participating CIGNA subsidiary.

        Until the fourth quarter of 2003, CIGNA also contracted with the Office of Personnel Management for the federal employees program and with one state agency to offer coverage for individuals eligible for Medicaid.

        Point-of-Service Medical Plans. Under POS medical plans, participants generally pay an HMO-type fixed co-payment or co-insurance amount to use CIGNA’s managed care network providers. Alternatively, participants may choose to go to non-network providers. Use of non-network providers is subject to certain deductibles and cost sharing provisions, which result in a higher cost to participants than if they used network providers. Participants in point-of-service plans are considered managed care members for purposes of the table on page 10.

        CIGNA also provides an Open Access POS product. This product allows access to specialist providers without the requirement of a referral from the primary care physician.

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

        Medical Cost and Utilization Management. In addition, CIGNA provides medical cost containment and disability management services to help insurers and employers optimize the quality relative to the cost of certain of their benefit programs.

        Managed Pharmacy Programs. CIGNA also provides managed pharmacy benefit programs to HMO and POS members through participating national and independent pharmacies. Members typically pay a fixed co-payment for these services.

        CIGNA also offers mail order, telephone and on-line pharmaceutical fulfillment services through its CIGNA Tel-Drug operation. Tel-Drug offers to managed care and PPO participants a cost-effective alternative to other participating pharmacies at the same benefit levels offered by the consumer’s underlying medical benefits plan.

Credentialing and Quality Management

        CIGNA promotes the delivery of quality care under its managed care products in part through the credentialing of medical providers and facilities, using quality criteria which meet or exceed external accreditation or state regulatory agency standards, or both.

        CIGNA’s practitioner credentialing criteria include verification of a current unrestricted professional license, a valid and unrestricted license to prescribe drugs (as appropriate), board certification or other appropriate training and hospital privileges (as appropriate) at a CIGNA participating facility. In addition, CIGNA queries the National Practitioner Data Bank to obtain information about the practitioner’s malpractice experience and also obtains Medicare sanction activity. CIGNA expects practitioners to demonstrate an acceptable history of malpractice claim experience, adequacy of malpractice insurance coverage and an acceptable work history. Typically, most practitioners are recredentialed every three years.

        To be credentialed, CIGNA requires the medical facilities with which it contracts to have an unrestricted state license, no sanctions by the Department of Health and Human Services, accreditation by an approved accrediting organization and adequate malpractice and general liability coverage. Typically, most medical facilities are recredentialed every three years.

        CIGNA also encourages the delivery of quality care through its internal quality program. Accreditation by the National Committee for Quality Assurance (“NCQA”) of CIGNA’s medical HMOs validates CIGNA’s quality program. The NCQA is a nationally recognized independent, not-for-profit organization dedicated to assessing, measuring and reporting on the quality of managed care plans. As of December 31, 2003, 71% of CIGNA’s U.S. plan locations are NCQA accredited and 100% of these have received Excellent or Commendable accreditation for HMO and POS products. The remainder of CIGNA’s U.S. plan locations are scheduled to complete NCQA accreditation by May 2004.

        In addition, CIGNA participates in NCQA’s Health Plan Employer Data and Information Set (HEDIS) Quality Compass Report. HEDIS Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care organization clinical programs. CIGNA’s national results compare favorably to industry averages.

Indemnity Products and Services

        Preferred Provider Organizations. CIGNA has contractual arrangements with certain physicians, hospitals and other independent providers that comprise medical and dental PPO networks. Under a typical PPO plan, a participant may elect (with certain exceptions) to receive care from any health care provider. Within applicable state requirements and restrictions, CIGNA reimburses PPO participants at a higher percentage for the costs of care obtained from contracted providers, who are generally paid on a discounted basis, than it does for care obtained from non-contracted providers. As of December 31, 2003, 2002 and 2001, CIGNA had 141, 140 and 139 medical PPO networks. As of the same dates, CIGNA’s national dental PPO network had approximately 62,000, 57,000 and 54,000 participating dentists.

        Some of CIGNA’s medical PPO networks, called “Gatekeeper PPOs”, use contracted primary care physicians to make referrals to specialists and other health care providers.

Under a Gatekeeper PPO, the higher reimbursement level is usually available only if participants obtain a referral from their primary care physicians before using other contracted providers. As of December 31, 2003, 2002 and 2001, CIGNA had 48 Gatekeeper PPO networks, in addition to its medical PPO networks that do not require referrals from the primary care physician.

        Participants in Gatekeeper PPOs are considered managed care members for the purposes of the covered lives table on page 10.

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

        Indemnity Pharmacy Programs. CIGNA also provides pharmacy programs to its PPO and traditional medical indemnity participants. Participants may choose to pay the retail price of prescriptions, or obtain prescriptions at a lower price from the program’s participating pharmacies. As stated above, PPO participants also have access to mail order, telephone and on-line pharmaceutical fulfillment services through Tel-Drug, which is a cost-effective alternative to other participating pharmacies.

Covered Lives

        CIGNA’s medical and dental managed care and indemnity products and services and managed behavioral health care services applied to the following approximate number of lives for the periods presented:

Approximate Number of Covered Lives
	As of December 31,

	2003	2002	2001

	(In thousands)

Medical Covered Lives
Managed Care:
Guaranteed Cost:
Commercial	1,332	1,752	2,016
Medicare and Medicaid	42	113	84
Experience-rated, ASO and Minimum Premium
(including POS and Gatekeeper PPOs)	4,612	4,885	4,709

Total Managed Care	5,986	6,750	6,809

Indemnity (estimated):
Medical	826	995	1,089
Medical PPO (excluding Gatekeeper PPOs)	4,723	5,346	5,352

Total Indemnity	5,549	6,341	6,441

Total Medical Covered Lives	11,535	13,091	13,250

Behavioral Care * (estimated)	14,189	14,113	13,346

Dental Covered Lives*:
Managed Care	2,358	2,559	2,756
Indemnity and Dental PPO (estimated)	9,791	10,458	10,600

Total Dental Covered Lives	12,149	13,017	13,356

Pharmacy *	8,933	9,773	9,356

_________________

* Reflects members enrolled in CIGNA’s behavioral care, dental or managed pharmacy programs, which provide access to services through a nationwide network. These members may also be Managed care or Indemnity members, or they may have stand-alone behavioral, dental or pharmacy coverage.

        Disability and Life. CIGNA also reports in this segment group disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts and continue to be managed with the health care business.

        Approximately 570 group life insurance policies covering approximately 12.4 million lives were outstanding as of December 31, 2003.

Distribution

        CIGNA employs group sales representatives to distribute the managed care and indemnity products and services of this segment through insurance brokers, insurance consultants and directly to employers. CIGNA also employs representatives to sell medical cost containment, managed behavioral health care and employee assistance services, and disability management programs directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2003, the field sales force for the products and services of this segment consisted of approximately 490 sales representatives in 65 field locations.

Funding Arrangements

        The segment’s managed care and indemnity products and services are offered through guaranteed cost, retrospectively experience-rated, administrative services only (“ASO”) and minimum premium funding arrangements. Customers may combine funding arrangements to benefit from the features of more than one.

        Under guaranteed cost funding arrangements, CIGNA charges a fixed premium and bears the risk for costs incurred in excess of the premium.

        Under retrospectively experience-rated funding arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period and may be adjusted at the end of the policy period based on the actual incurred costs over the policy period. CIGNA generally bears the risk for costs incurred in excess of premiums, but has the potential to recover this excess from policyholders that renew their experience-rated contracts with CIGNA. For additional discussion, see “Pricing, Reserves and Reinsurance” below.

        Under ASO funding arrangements, the customer may self-fund all or a portion of its claims, and the customer or plan sponsor, rather than CIGNA, assumes the risk for claim costs incurred. CIGNA provides claims processing, health quality and medical cost containment services (through its provider networks) or utilization management programs, or a combination of these services, in exchange for an administrative service fee. The plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both.

        Minimum premium funding arrangements combine insurance protection with an element of self-funding. The policyholder assumes the risk for, and self-funds, claim costs up to a predetermined aggregate, maximum amount, and CIGNA bears the risk for claim costs incurred in excess of that amount, but has the potential to recover this excess from policyholders that renew their minimum premium contracts with CIGNA. Accordingly, minimum premium funding arrangements have a risk profile similar to retrospectively experience-rated funding arrangements.

Pricing, Reserves and Reinsurance

        Premiums and fees charged for most insured managed care and indemnity products are generally set in advance of the policy period and are guaranteed for a one-year duration. Premiums and fees charged for disability and life insurance products are often guaranteed for one year, but contracts may be subject to termination.

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

        CIGNA contracts on an ASO basis with customers who fund their own claims. CIGNA charges these customers administrative fees based on the expected cost of administering their self-funded programs. These fees reflect anticipated or actual experience with respect to claim volumes, expenses, competitive considerations, and profit margins. In some cases, CIGNA provides performance guarantees related to administrative performance standards or CIGNA’s ability to manage customers’ medical costs, or both. If these standards are not met, CIGNA may be financially at risk up to a percentage of the contracted fee or a stated dollar amount.

        In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, liabilities are established for estimated experience refunds based on the results of retrospectively experience-rated policies.

        As of December 31, 2003, approximately $3.3 billion, or 72%, of the reserves of this segment comprise liabilities that are likely to be paid within one year, primarily for medical and dental managed care and indemnity claims, as well as certain group disability and life insurance claims. Of this reserve amount, $1.2 billion relates to amounts recoverable from ASO policyholders and is offset by a receivable. The remaining reserves are primarily longer term and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors, and investment contract liabilities.

        CIGNA credits interest on fund balances to retrospectively experience-rated policyholders through rates that are either set at CIGNA’s discretion or based on actual investment performance. Generally, for interest-crediting rates set at CIGNA’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2003, the rates of interest credited ranged from 1.75% to 5.50%, with a weighted average rate of 3.04%.

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

        CIGNA reduces its exposure to large catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

        Managed care and indemnity businesses are highly competitive. Recent industry consolidation (particularly among Blue Cross and Blue Shield companies) and the development of PPO products that are competitive with CIGNA’s have exacerbated this already competitive business environment. While no one competitor or small number of competitors dominates the health care market, a trend of continued consolidation in the industry could change this situation. Also, in certain geographic locations some health care companies may have significant market share positions. A large number of health care companies and other entities compete in offering similar products. Competition in the health care market exists both for employer-policyholders and for the employees in those instances where the employer offers its employees the choice of products of more than one health care company. Most group policies are subject to annual review by the policyholder, which may seek competitive quotations prior to renewal.

        The principal competitive factors that affect this segment are quality of service; scope, cost-effectiveness and quality of provider networks for health care products; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. In addition, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” beginning on page 39.

        CIGNA believes that its national scope, product breadth, funding options and ability to offer non-medical products (e.g., dental, vision, managed behavioral health care, medical cost and utilization management and pharmacy programs) with its medical offerings are strategic competitive advantages. These advantages allow CIGNA to respond to the diverse needs of its customer base in each market in which it operates.

        The principal competitors of CIGNA’s managed care and indemnity businesses are:

•	other large insurance companies that provide group health and life insurance products;
•	Blue Cross and Blue Shield organizations;
•	stand-alone HMOs and PPOs;
•	HMOs affiliated with major insurance companies and hospitals; and
•	national managed pharmacy, behavioral health and cost containment services companies.

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

        CIGNA is one of the largest investor-owned managed care companies, based on the number of members, and one of the largest investor-owned providers of group life and health indemnity insurance, based on premiums.

Technology

        CIGNA’s myCIGNA.com consumer Internet portal provides personalized web pages to CIGNA customers for health and financial benefits information for its members. The portal is personalized to each member’s specific CIGNA medical, dental and pharmacy plan information (as well as financial information described in Section E, “Retirement” on page 23). In 2003, CIGNA introduced interactive online tools allowing members to compare hospital quality information and prescription drug choices, assess and reduce personal health risks and access information on many medical topics. CIGNA also made its online provider directory available in Spanish in 2003, and introduced its new employer portal, CIGNAaccess.com, which provides self-service capabilities to plan administrators and benefit managers. In addition, CIGNA provides a package of web-based self-service tools for physicians and other providers.

        Among other things, the technology efforts of this business are intended to enhance customer service, improve operating efficiency and facilitate regulatory compliance.

Health Care Regulation

        The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Health care regulation in its various forms could have an adverse effect on CIGNA’s health care operations if it inhibits CIGNA’s ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

        For more information regarding the effect of regulation on the health care business, see Section J, “Regulation” and Item 3, “Legal Proceedings” on pages 35 and 41, as well as “Regulatory and Industry Developments” in the MD&A section of CIGNA’s Annual Report.

D. Disability and Life

Principal Products and Markets

        CIGNA’s Group Insurance operations provide the following insurance products and their related services: long- and short-term disability insurance, group life insurance, and accident and specialty insurance. These products and services are provided by subsidiaries of CIGNA Corporation. CIGNA markets these group insurance products and services to employers, employees, professional and other associations and other groups.

        The following table sets forth the net premiums and fees for this segment by its principal products.

	Year Ended December 31,

	2003	2002	2001

	(In millions)

Life	$977	$914	$964
Disability	538	507	621
Other	292	291	296

Total	$1,807	$1,712	$1,881

Disability Insurance

        CIGNA markets group long-term and short-term disability insurance products in all states and statutorily required disability insurance plans in certain states. These products generally provide a fixed level of income to replace a portion of wages lost because of disability. They also provide assistance to the employee in returning to work and assistance to the employer in managing the cost of employee disability.

        CIGNA’s disability insurance products may be coordinated with behavioral programs, workers’ compensation, medical programs, social security advocacy, and the Family and Medical Leave Act and leave of absence administration. This integration provides customers with increased efficiency and effectiveness in disability claims management.

Life Insurance

        Group life insurance products include group term life, group universal life and group variable universal life insurance. Group term life insurance may be employer-paid basic life insurance or employee-paid supplemental life insurance.

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

        Approximately 4,500 group life insurance policies covering approximately 5.4 million lives were outstanding as of December 31, 2003.

Other

        CIGNA offers personal accident insurance coverage, which consists primarily of accidental death and dismemberment and travel accident insurance to employers. Group accident insurance may be employer-paid or employee-paid.

        CIGNA also offers specialty insurance services that consist primarily of life, accident and disability insurance to professional associations, financial institutions, schools and participant organizations.

Distribution

        CIGNA employs group sales representatives to distribute the products and services of this segment through insurance brokers and consultants. As of December 31, 2003, the field sales force for the products and services of this segment consisted of approximately 170 sales representatives in 32 field locations.

Pricing, Reserves and Reinsurance

        Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are often guaranteed for two years, and occasionally for three years, but contracts may be subject to termination.

        Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns, competitive considerations and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience.

        Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the contractholder’s fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience.

        In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. For long-term liabilities, such as long-term disability, reserves represent the present value of future expected payments. CIGNA discounts these reserves based on interest rate assumptions. The annual effective interest rate assumption used in determining reserves for most of the long-term disability insurance business is 4.25% for claims that were incurred in 2003 and 5.5% for claims that were incurred in prior years. For universal life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder’s fund balance.

        The profitability of this segment’s products depends on the adequacy of premiums charged relative to claims and expenses. Profitability of disability insurance products is impacted by the effectiveness of return to work programs as well as adequate return on invested assets. For life insurance products, profitability is affected by the degree to which future experience deviates from mortality, morbidity and expense assumptions.

        CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

        The principal competitive factors that affect the products of the Disability and Life segment are underwriting and pricing, relative operating efficiency, distribution methodologies and producer relations, variety of products and services offered, and the quality of customer service and claims management.

        For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see Section K, “Ratings” beginning on page 39.

        The principal competitors of CIGNA’s group disability, life and accident businesses are other large and regional insurance companies that market and distribute these products.

        CIGNA is one of the top five providers of group disability, life and accident insurance, based on premiums.

E. Retirement

General

        CIGNA’s Retirement operations provide investment products and professional services to sponsors of qualified and non-qualified pension, profit sharing and retirement savings plans. This segment’s businesses also offer corporate life insurance, principally to Fortune 1000 companies, and operate a retail broker-dealer operation and a federal savings bank. Except for certain investment management services provided by unaffiliated entities, as described below, the products and services related to this segment are provided by CIGNA subsidiaries.

        As noted in Section A, “Description of Business” on page 3, CIGNA has agreed to sell the businesses of this segment, excluding the corporate life insurance unit. CIGNA expects the sale, which is subject to regulatory approvals and other conditions prior to closing, to be completed around the end of the first quarter of 2004. For additional information about this transaction, see “Sale of Retirement Business” in the MD&A section of, and Note 4 to CIGNA’s 2003 Financial Statements included in, the Annual Report.

        Deposits and assets under management for this segment (“Retirement Assets under Management”) for the year ended December 31 were as follows:

	2003	2002	2001

	(In millions)

Deposits:
Defined Contribution	$5,232	$5,581	$6,125
Defined Benefit	1,103	1,993	2,708
Other, including GICs(1)	179	61	688
Corporate Life Insurance(2)	449	865	570
Investment Advisory Accounts(3)	361	272	58

Total Deposits	$7,324	$8,772	$10,149

Retirement Assets Under Management:
By Account:
General Account(4):
Fully Guaranteed	$3,816	$3,817	$3,857
Experience-rated	17,106	19,050	17,128

	20,922	22,867	20,985
Separate Accounts	30,378	25,453	29,391
Corporate Life Insurance(2)	4,782	4,281	3,943
Investment Advisory Accounts(3)	1,465	1,156	987

Total	$57,547	$53,757	$55,306

By Plan Type:
Defined Contribution	$30,819	$28,062	$29,853
Defined Benefit	18,767	18,547	18,690
Other, including GICs(1)	1,714	1,711	1,833
Corporate Life Insurance(2)	4,782	4,281	3,943
Investment Advisory Accounts(3)	1,465	1,156	987

Total	$57,547	$53,757	$55,306

Assets under management include assets managed by third-party managers.
(1)	This category also supports defined benefit and defined contribution plans.
(2)

Corporate Life Insurance consists of general and separate account assets. Corporate Life Insurance excludes corporate life insurance business on which policy loans are outstanding. For a discussion of corporate life insurance business on which policy loans are outstanding, see Section H, "Other Operations" on page 29.

(3)

Investment advisory accounts include assets for individual retirement account investments and retail brokerage services provided through the broker dealer operation, as well as advisory accounts sold by Retirement personnel.

(4)

General Account assets under management (Defined Contribution, Defined Benefit and Other, including guaranteed investment contracts ("GICs")) reflect adjustments to fair value on fixed income and certain other investments of $769 million as of December 31, 2003, $872 million as of December 31, 2002 and $256 million as of December 31, 2001.

Principal Products and Markets

        CIGNA offers a broad range of products to both defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans. The largest category of Retirement Assets under Management relates to defined contribution plans, which provide participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual’s account. This has been the fastest growing portion of the pension marketplace for a number of years. Defined contribution plan assets amounted to 54% of Retirement Assets under Management as of December 31, 2003, compared with 52% as of December 31, 2002. The second largest category of Retirement Assets under Management relates to defined benefit plans, under which annual retirement benefits are fixed or defined by a benefit formula.

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

        CIGNA markets a Total Retirement Services® offering, which integrates tax qualified and non-qualified defined contribution and defined benefit products and services. Non-qualified plans are primarily used to provide supplemental retirement benefits to highly compensated employees in addition to the benefits offered under the qualified plan. Total Retirement Services® plans accounted for approximately 23% of Retirement Assets under Management as of December 31, 2003 compared with 24% as of December 31, 2002. The assets of the pension plans and 401(k) plans for CIGNA employees are included in Total Retirement Services® plans. If the impact of those plans is excluded, Total Retirement Services® plans accounted for approximately 17% of Retirement Assets under Management as of December 31, 2003 compared with 18% as of December 31, 2002.

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

        CIGNA also offers single premium annuities on both guaranteed and experience-rated bases, and guaranteed investment contracts (“GICs”), which provide guarantees of principal and interest with a fixed maturity date.

        CIGNA manages Retirement Assets under Management either directly or through contractual arrangements under which CIGNA selects and oversees sub-advisors who invest assets based on guidelines determined by CIGNA (“Sub-advisory Arrangements”). In addition, a portion of the Retirement Assets under Management is invested in retail funds managed by third-party mutual fund managers, including Fidelity Investments, Janus and Invesco, under guidelines determined by the mutual fund managers (“Independent Funds”). CIGNA monitors the Independent Funds on behalf of its customers. The table below shows the percentage of Retirement Assets under Management managed through each of these methods as of December 31:

	2003	2002
Direct	69%	70%
Sub-advisory	15%	11%
Independent	16%	19%

        For additional information about CIGNA’s investment operations, see Section I, “Investments and Investment Income” on page 30.

        Both defined benefit and defined contribution pension products are supported by the general asset account (“General Account”) and segregated accounts (“Separate Accounts”).

The General Account

        The General Account primarily invests in fixed income assets, and supports both fully guaranteed and experience-rated contracts. As of December 31, 2003, the General Account-supported contracts accounted for 33% of the underlying investments in defined benefit plans and 42% in defined contribution plans, compared with 39% in defined benefit plans and 50% in defined contribution plans as of December 31, 2002.

        Fully guaranteed contracts consist of single premium annuities and GICs. Single premium annuities accounted for $2.1 billion of this segment’s General Account assets under management as of December 31, 2003 and 2002. GICs and other guaranteed products accounted for $1.7 billion as of December 31, 2003 and 2002.

        For 2003, the interest rate on reserves or the interest rate credited on fully guaranteed products ranged from 0.5% to 12.76%, with a weighted average of 6.63%, compared with a range from 0.8% to 12.76% with a weighted average of 6.71% in 2002. CIGNA’s single premium annuities and GICs generally do not permit withdrawal by the plan sponsor prior to maturity, except that GICs permit withdrawal at market value in the event of plan termination. None of the GICs include renewal clauses. Payouts associated with GICs have not been material to CIGNA’s liquidity or capital resources.

        Experience-rated contracts that are supported by the General Account have no fixed maturity dates and generally provide for crediting of net investment experience (including impairments and non-accruals) to contractholders through credited interest and termination provisions, subject to a guarantee of a minimum level of benefits.

        Credited interest rates for pooled, experience-rated defined contribution contracts are declared in advance for six months and may be changed at the expiration of the six-month period. Pooled contracts are contracts that are combined for purposes of crediting interest rates and tracking investment performance. Credited interest rates on other experience-rated contracts supported by the General Account are generally declared annually in advance and may be changed prospectively by CIGNA from time to time. Credited interest rates reflect investment income and realized gains and losses (including the effect of non-accruals and impairments). Credited interest rates for 2003 ranged from 3.90% to 7.00% compared to a range of 4.65% to 8.00% for 2002. The weighted average rate was 4.29% for 2003 compared with 5.75% for 2002.

        The termination provisions of $3.2 billion, or 100%, of CIGNA’s liability for experience-rated defined benefit contracts supported by the General Account that are subject to withdrawal, and the termination provisions of $4.5 billion, or 37%, of CIGNA’s liability for experience-rated defined contribution contracts supported by the General Account, generally provide the contractholder with two options for withdrawal of assets upon election to terminate: (a) a lump sum at market value; or (b) annual installments.

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

        The termination provisions of the remaining $7.7 billion, or 63%, of CIGNA’s liability for experience-rated defined contribution contracts (all of which are pooled) supported by the General Account contain a book value mechanism for withdrawal at contractholder termination. Under certain circumstances, payout of book value is subject to deferral over a period of five to ten years, depending on the policy form.

Separate Accounts

        Separate Account assets are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of CIGNA’s other businesses. The investment income, gains and losses of these accounts generally accrue to the contractholders and are not included in CIGNA’s revenues and expenses. CIGNA earns fee income for the investment management and other services it provides for Separate Account contractholders. The Separate Accounts allow contractholders the flexibility to invest in specific portfolios and participate directly in the investment results. Investment options include publicly traded bonds, private placement bonds, equities, mortgage loans, real estate, short-term securities, mutual funds and funds managed by third-party managers.

        As of December 31, 2003, Separate Account investments accounted for 67% of the underlying investments in defined benefit plans and 59% in defined contribution plans, compared with 61% for defined benefit plans and 50% for defined contribution plans as of December 31, 2002. As of December 31, 2003 approximately $25.1 billion, or 82%, of the assets in the Separate Accounts supported contracts under which the risks and benefits of investment performance generally accrue to the contractholders, compared with approximately $20.6 billion, or 81%, of Separate Account assets as of December 31, 2002.

        The remaining assets in the Separate Accounts are held under experience-rated contracts that guarantee a minimum level of benefits. As of December 31, 2003 the amount of minimum benefit guarantees under these contracts was $5.3 billion compared with $4.9 billion as of December 31, 2002. CIGNA establishes a liability if management believes that CIGNA will be required to make a payment under a Separate Account guarantee. For additional information, see “Liquidity and Capital Resources” in the MD&A section of, and Note 22 to CIGNA’s 2003 Financial Statements included in its Annual Report.

Persistency

        CIGNA monitors contract termination experience on an ongoing basis. Of those defined contribution and defined benefits assets under management subject to withdrawal, persistency was 87.7% for 2003, 92.3% for 2002 and 92.7% for 2001.

Corporate Life Insurance

        Corporate life insurance products are permanent life insurance contracts sold to corporations to provide coverage on the lives of certain of their employees. Permanent life insurance, which is non-participating, provides coverage that when adequately funded does not expire after a term of years and builds a cash value that may equal the full policy amount if the insured is alive on the policy maturity date. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in future policy values.

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

        Interest is credited on most nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 2003 ranged from 0.80% to 7.03%, with a weighted average rate of 5.41%, compared with a range from 1.11% to 7.14% for 2002, with a weighted average rate of 5.13%.

        In lieu of credited interest rates, holders of certain nonvariable universal life contracts may select the option of receiving credited income based on changes in an equity index, such as the S&P 500®. If such an equity index is used, CIGNA may purchase derivative options to minimize the effect of the income credited for such contracts.

        In 1996, Congress passed tax legislation that has affected premium and earnings growth of certain corporate life insurance business on which policy loans are outstanding. The corporate life insurance business affected by the 1996 legislation is reported in Section H, “Other Operations” on page 29.

        The Internal Revenue Service recently issued regulations that will treat premiums for corporate life insurance policies issued with certain “split-dollar” arrangements as loans to the covered employees. Under split-dollar arrangements, corporate purchasers are reimbursed for premium payments from policy proceeds. In addition, in 2002 Congress passed the Sarbanes-Oxley Act, which contains a provision that prohibits public companies from making personal loans to directors and executives.

        Since such split-dollar arrangements may be construed to constitute loans to employees under the Sarbanes-Oxley Act, these developments may cause policies issued with these split-dollar arrangements to be less attractive and lead to withdrawals of assets, policy terminations and fewer sales of new policies. Approximately $330 million in Retirement Assets under Management are attributable to these split-dollar contracts.

Distribution

        CIGNA’s retirement products and services are distributed primarily through a salaried direct sales force, pension plan consultants and brokers, investment advisors and other service providers. As of December 31, 2003, the sales organization consisted of 24 salaried sales associates and 46 client service representatives located in offices across the United States. In addition, CIGNA’s bank and broker-dealer operations offer benefit plan participants and other customers a range of IRA rollover investments and retail banking and brokerage services through 29 registered representatives. Corporate life insurance products are sold primarily through a limited number of specialty brokers.

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

        The largest single retirement plan manager holds an 8% market share, as measured by assets under management. Based on a survey published in “Pensions & Investments,” CIGNA estimates that its Retirement Assets under Management placed it 36th among retirement plan managers overall, in terms of pension and employee retirement savings plan assets under management.

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

        For more information concerning insurance ratings, see Section K, “Ratings” on page 39 and the discussion of Ratings in the MD&A section of the Annual Report.

Technology

        CIGNA’s Retirement businesses are highly dependent on automated systems and systems applications. These businesses have worked to improve their system infrastructure. In addition, CIGNA has developed integrated offerings across its retirement services products. These offerings include Internet access to retirement account information, self-service advisory and financial planning capabilities and integrated financial statements. These offerings are available on the myCIGNA.com consumer portal, which provides personalized web pages to customers. The portal also offers access to health care information, which is described in Section C, “Health Care” on page 14.

F. International

Principal Products and Markets

        CIGNA’s International operations (“International”) provide various coverages, products and services in selected markets outside the United States, principally in Asia (mainly South Korea, Hong Kong and Taiwan) and Europe (mainly the United Kingdom and Spain). In addition, CIGNA provides group benefits products in numerous markets for expatriate employees of multinational companies.

        The coverages, products and services of this segment, which are provided by subsidiaries of CIGNA Corporation, include individual and group life, accident and health and health care products.

        The following table sets forth the principal lines of business of this segment and their related net earned premiums and fees:

	Year Ended December 31,

	2003	2002	2001

	(In millions)

Life, Accident and Health	$430	$355	$342
Health Care	425	456	446

Total Premiums and Fees	$855	$811	$788

        Life, accident and health products are designed to meet the insurance, savings and investment needs of consumers in selected markets outside of U.S. insurance markets. These products are marketed on both group and individual bases. Life insurance products include term, whole life, endowment and variable universal life. Supplemental products include accidental death, medical, hospitalization, dread disease and cancer coverages.

        The health care products of the International segment are primarily indemnity insurance coverages, with some products having managed care or administrative service aspects. These products generally provide an alternative or supplement to government programs. Health care includes life and medical insurance products that are provided through group benefits programs as well as medical insurance products that are marketed directly to individuals.

        Health care also includes global group benefits products for employees of multinational companies (primarily U.S. and European multinational companies) who work outside of their country of citizenship. This product group includes medical, dental, vision, life, accidental death and dismemberment and disability coverages, as well as primary medical and dental benefits for international travelers.

        CIGNA received formal approval to enter the Chinese life insurance market from the China Insurance Regulatory Commission in 2002 and formed a joint venture to sell insurance products in Shenzhen, China, in 2003. Certain risks are inherent in expanding in emerging markets and these investments are routinely monitored for impairment.

        In 2003, CIGNA sold its Brazilian health care and pension operations and its Japanese pension operation. For more information regarding these divestitures, see, “Other Acquisitions and Dispositions” in the MD&A section of, and Note 4 to CIGNA’s 2003 Financial Statements included in its Annual Report.

        CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see “Market Risk” in the MD&A section of, and Notes 2(Q) and 21 to CIGNA’s 2003 Financial Statements included in its Annual Report.

Distribution

        International distributes its products through a combination of independent brokers and agents, agents of strategic partners, financial institutions and various direct marketing channels. Life, accident and health products are primarily distributed through direct marketing, including telemarketing and direct mail under a variety of sponsored arrangements; the Internet; and agents and financial institutions. Health care products are distributed through independent brokers and agents as well as the company’s own sales personnel.

Pricing, Reserves and Reinsurance

        Premiums for life, accident and health insurance products are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins, as well as interest rates and competitive considerations. The profitability of these products is affected by the degree to which future experience deviates from these assumptions.

        Fees for variable universal life insurance products consist of mortality, administrative and surrender charges assessed against the contractholder’s fund balance. Mortality charges on variable universal life may be adjusted prospectively to reflect expected mortality experience.

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

Competition

        The principal competitive factors that affect the International operations are underwriting and pricing, relative operating efficiency, relative effectiveness in medical cost management, quality of provider networks and relationships, product innovation and differentiation, distribution methodologies and producer relations, and the quality of claims and policyholder services. In most overseas markets, perception of financial strength is also an important competitive factor.

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

G. Run-off Reinsurance

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

        In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business. CIGNA placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off as of June 1, 2000, and stopped underwriting new reinsurance business.

        For the run-off reinsurance business, CIGNA has established policy reserves that reflect the present value of expected future obligations less the present value of expected premiums. In addition, CIGNA establishes loss reserves for claims received but not yet paid, based on the amount of the claim received, and for losses incurred but not reported, based on prior claim experience.

Specialty Life Reinsurance Contracts

        Guaranteed Minimum Death Benefit Contracts. CIGNA’s reinsurance operations reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market risks as a result of this product.

        In 2002, CIGNA strengthened reserves related to these guaranteed minimum death benefits and adopted a program to substantially reduce equity market risks related to these contracts by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. During 2003, CIGNA added foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with this business. CIGNA expects to adjust the futures and forward contract positions and enter into other positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments.

        The purpose of this program is to substantially reduce the adverse effects of potential future domestic and international stock market declines on CIGNA’s liabilities for guaranteed minimum death benefit contracts, as increases in liabilities under the contracts from a declining market will be substantially offset by gains on the futures contracts. A consequence of this program is that it also substantially reduces the positive effects of potential future equity market increases, as reductions in liabilities under these contracts from improved equity market conditions will be substantially offset by losses on the futures contracts.

        The determination of reserves for these contracts requires CIGNA to make critical accounting estimates, as discussed in the table on page 7 in the MD&A section of CIGNA’s Annual Report.

        For additional information about guaranteed minimum death benefit contracts, see “Other Matters” under “Run-off Reinsurance” in the MD&A section of, and Note 5(A) to CIGNA’s 2003 Financial Statements included in its Annual Report.

        Guaranteed Minimum Income Benefit Contracts. CIGNA’s reinsurance business also wrote reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

        CIGNA has purchased reinsurance from third parties, which covers 80% of the exposures of these contracts. CIGNA has revised credit risk assumptions for about 25% of the exposures on these contracts. CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, annuity election rates, policy surrenders and credit risk.

        For additional information about guaranteed minimum income benefit contracts, see “Other Matters” under “Run-off Reinsurance” and “Guaranteed minimum income benefit” under “Guarantees and Contractual Obligations” in the MD&A section of, and Note 18 to CIGNA’s 2003 Financial Statements included in CIGNA’s Annual Report.

Unicover and Other Run-off Reinsurance

        The Run-off Reinsurance operation participates in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool was completed in 2002, some disputes over collection of amounts due CIGNA from the retrocessionaires continue and may require further arbitration actions to resolve. Also disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

        The Run-off Reinsurance operation also manages other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained retrocessional reinsurance coverage for a significant portion of the claims under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced. CIGNA bears the risk of the financial condition of its retrocessionaires and their ability to meet their reinsurance obligations to CIGNA.

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

        CIGNA’s reserves for workers’ compensation and personal accident reinsurance obligations, and its reserves for amounts recoverable from retrocessionaires, are considered appropriate as of December 31, 2003, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

        For more information see “Run-off Reinsurance” in the MD&A section of, and Note 18 to CIGNA’s 2003 Financial Statements included in its Annual Report.

H. Other Operations

        Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;

•	corporate life insurance on which policy loans are outstanding (“leveraged corporate life insurance”);

•	settlement annuity business; and

•	certain investment management services.

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

        In 1996, Congress passed legislation implementing a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. There have been no sales of this product since 1997. In 2001, the Internal Revenue Service (“IRS”) implemented an initiative for leveraged corporate life insurance plans purchased after June 20, 1986, that permitted policyholders to settle tax disputes related to these plans. This IRS initiative expired in 2003. Some customers accepted the IRS settlement offer and surrendered their policies in 2003.

        The full effect of the 1996 legislation and the 2001 IRS settlement offer on customers’ decisions to maintain these policies is uncertain. However, management expects earnings associated with these products to continue to decline. For additional information on the impact of the legislation, see “Other Operations” in the MD&A section of CIGNA’s Annual Report.

        CIGNA’s settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with the majority of payments guaranteed and not contingent on survivorship.

I. Investments and Investment Income

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

        As shown in the chart below, CIGNA’s assets under management at December 31, 2003 totaled $86.3 billion. These assets consist of the following:

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

•

Third Party Account Assets, which are customer assets that CIGNA manages, but for which the customer retains title. These assets are not reflected in CIGNA’s balance sheet, and investment income, gains and losses are not included in CIGNA’s revenues and expenses.

ASSETS UNDER MANAGEMENT DECEMBER 31, 2003 (In millions)

Invested Assets

Health Care	$5,201
Disability and Life	4,303
Retirement	23,386
International	955
Run-Off Reinsurance	1,847
Other Operations	3,961
Corporate	5

Total Invested Assets			$39,658

Advisory Portfolio Assets

Separate Accounts
Health Care	882
Disability and Life	14
Retirement	33,481
International	179
Other Operations	837

Total Separate Accounts		$35,393

Third Party Accounts (1)		11,291

Total Advisory Portfolio Assets			46,684

Total Assets Under Management			$86,342

________________________
(1)	Amounts in Third Party Accounts are not included in CIGNA's Consolidated Balance Sheets and include investment advisory assets managed by the Retirement segment.

        Assets under management for CIGNA include $57.5 billion in assets under management for the Retirement segment. For additional information about the assets under management for that segment, and additional information about General and Separate Accounts, see Section E, “Retirement —Principal Products and Markets” beginning on page 18.

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

	2003	2002
Direct	53%	56%
Sub-advisory	19%	15%
Independent	28%	29%

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

Domestic Employee Benefits Investments

        The major portfolios under management in CIGNA’s General Account consist of the combined assets of the Health Care, Disability and Life, Retirement, Run-off Reinsurance and Other Operations segments (collectively, “Domestic Employee Benefits portfolios”). As of December 31, 2003 and 2002, the Domestic Employee Benefits portfolios had $38.7 and $39.5 billion, respectively, in assets under management.

        CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2003, excluding liabilities of businesses sold through use of reinsurance, were associated with the following products: experience-rated pension, 44%; fully guaranteed investment and annuity, 19%; interest-sensitive life insurance, 13%; and other life and health, 24%. These products, and the investment assets supporting them, are described below.

        Experience-rated pension products primarily consist of defined benefit and defined contribution pension products. Investments for these products are selected to support the yield and liquidity needs of the products and are principally fixed income investments.

        Fully guaranteed products primarily include guaranteed investment contracts (“GICs”), single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2003, the duration of assets that supported these liabilities was approximately 2 years for GICs, 9 years for single premium annuities, and 11 years for settlement annuities.

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

Fixed Maturities

        As of December 31, 2003, CIGNA’s fixed maturity investments, including those supporting experience-rated pension products, constituted 71% of the Domestic Employee Benefits portfolios. As of that date, approximately 41% of these investments was attributable to experience-rated pension contracts. For information about the categorization of certain fixed maturity investments as “securities supporting experience-rated pension policyholder contracts”, see Note 2(B) to CIGNA’s 2003 Financial Statements included in its Annual Report.

        CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments) and by CIGNA (for private investments). For information about below investment grade holdings, see “Investment Assets” in the MD&A section of CIGNA’s Annual Report.

Mortgages and Real Estate

        CIGNA’s mortgage loan investments, including policyholder share, constituted 22% of the Domestic Employee Benefits portfolios as of December 31, 2003. As of that date, approximately 54% of mortgage loan investments was attributable to experience-rated pension contracts. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests in fully completed and substantially leased commercial properties. Virtually all of CIGNA’s mortgage loans are bullet or balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

        CIGNA’s real estate investments, including policyholder share, constituted less than 1% of the Domestic Employee Benefits portfolios as of December 31, 2003. As of that date, 46% of real estate investments was attributable to experience-rated pension contracts.

        Real estate investments purchased by CIGNA are actively managed to maximize income. These investments consist primarily of stabilized commercial properties and are diversified relative to property type and location. CIGNA also acquires real estate through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. CIGNA sold $64 million of foreclosed properties in 2003 and $78 million in 2002 and expects to sell an additional foreclosed property in 2004.

Derivative Instruments

        CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize insurance customers’ market risks. For information about CIGNA’s use of derivative financial instruments, see Notes 2(B) and 8(H) to CIGNA’s 2003 Financial Statements included in its Annual Report.

        See “Investment Assets” in the MD&A section of, and Notes 2, 8, 9 and 10 to CIGNA’s 2003 Financial Statements included in its Annual Report for additional information about CIGNA’s investments.

Net Investment Income

        The following table summarizes the net investment income from investments attributable to CIGNA’s Domestic Employee Benefits portfolios.

Net Investment Income for Domestic Employee Benefits Investments	Year ended December 31,
	2003	2002	2001

	(In millions)

Fixed maturities	$1,566	$1,723	$1,676
Securities supporting experience-rated
pension policyholder contracts(1)	171	-	-
Equity securities	9	8	9
Mortgage loans	641	707	772
Policy loans	136	177	208
Real estate	72	62	94
Other investments	53	66	101

Total	2,648	2,743	2,860
Less investment expenses	103	83	91

Net investment income, pre-tax	$2,545	$2,660	$2,769

Net investment yield(2)	6.75%	7.05%	7.58%

________________________
(1)

In the fourth quarter of 2003, CIGNA reclassified these securities to trading, and now reports them in a separate balance sheet caption. See Note 2(B) to CIGNA's 2003 financial statements included in the Annual Report.

(2)

The net investment yield is equal to (a) net investment income multiplied by two, divided by (b) the sum, at the beginning and end of the year, of cash, invested assets (at cost or amortized cost less impairments) and investment income due and accrued, less borrowed money, less net investment income.

International and Corporate Investments

        In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio for the International segment. Invested assets for International and unallocated corporate investments totaled $960 million as of December 31, 2003, $850 million as of December 31, 2002 and $779 million as of December 31, 2001. Investments include U.S. and international fixed maturities, policy loans, mortgage loans and short-term investments. Net investment income from these investments and from cash and cash equivalents was $49 million for 2003, $56 million for 2002 and $73 million for 2001.

J. Regulation

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

        The extent of regulation of insurance subsidiaries and HMOs varies. Licensing of insurers, HMOs and their agents and the approval of coverage and provider contract forms are usually required.

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

        Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. CIGNA expects additional states to consider revising their solvency standards and guaranty fund legislation to encompass HMOs. For additional information about guaranty fund and other assessments, see Note 22 to CIGNA’s 2003 Financial Statements included in its Annual Report.

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

        The NAIC is considering changing RBC rules and statutory reserving rules for variable annuities, with a possible effective date as early as December 31, 2004. Any changes would apply to CIGNA’s specialty life reinsurance contracts.

        The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer’s adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

        In addition, various foreign jurisdictions prescribe minimum surplus requirements that are based upon liquidity and reserve coverage measures. CIGNA’s life and health insurance and HMO subsidiaries were adequately capitalized during 2003 under applicable RBC and foreign surplus rules.

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

        CIGNA sells its products and services to sponsors of employee health care benefit plans that are typically governed by the Employment Retirement Income Security Act (“ERISA”) and, therefore, may be subject to requirements imposed by ERISA on plan fiduciaries and parties in interest, including regulations affecting claims and appeals procedures for life, accident and disability and health care claims.

        CIGNA also provides Medicare HMO coverage for individuals in Arizona. In addition, CIGNA has contractual arrangements with the federal government by which CIGNA provides claims processing and other administrative services to the government with respect to certain Medicare claims.

        CIGNA has ended its participation in other federal government programs. As of October 1, 2003, CIGNA’s remaining contract with a state agency to offer Medicaid coverage expired. In addition, CIGNA’s contract to participate in the Federal Employee Health Benefits Program in selected markets expired as of December 31, 2003.

        Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under the programs (which may occur in years subsequent to when CIGNA provides the applicable services). These risks include reimbursement claims as well as potential fines and penalties.

        For example, under Office of Personnel Management rules, CIGNA HMOs that contract to cover federal employees may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group. The federal government also requires Medicare and Medicaid providers to file detailed cost reports for health care services provided. These reports may also be audited in subsequent years. See Section C, “Health Care” beginning on page 5 for additional information about CIGNA’s participation in government health-related programs.

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

        The compliance date for implementing these electronic transaction standards and code sets was October 16, 2003 for CIGNA. CIGNA implemented appropriate compliance initiatives, including significant systems enhancements, to implement the electronic transaction and code set requirements.

        Regulations issued in February 2003 set standards for the security of electronic health information, and must be implemented by CIGNA by April 2005. The new regulations specify a series of administrative, technical and physical security safeguards. CIGNA has implemented certain security measures and planned others in anticipation of these rules.

        Final regulations pursuant to HIPAA providing standards for the assignment of a unique national identifier for providers were finalized in January 2004 and must be implemented by May 2005. Final regulations requiring a unique national identifier for employer groups must be implemented by July 2004. CIGNA is planning to implement the administrative changes, systems enhancements and training necessary to satisfy these requirements.

        Compliance with the privacy regulations under HIPAA was required by April 2003. These regulations cover all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. CIGNA implemented appropriate compliance initiatives, including significant systems enhancements, training and administrative efforts as well as modifications of contracts and interactions with its customers regarding the exchange of individually identifiable health care information.

        In addition, increasing numbers of federal, state and foreign lawmakers and regulators have imposed or are seeking to impose new privacy standards. These standards affect how identifiable information about individuals may be handled, used and disclosed. State regulators have commenced reviewing the privacy law compliance of insurance companies.

        The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. See “Regulatory and Industry Developments” in the MD&A section of CIGNA’s Annual Report for additional information.

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

        Depending upon their nature, CIGNA’s investment management activities and products with United States jurisdictional contacts and its broker-dealer activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment-related activities and products. CIGNA expects increased regulation of the retirement plan service business, particularly in connection with plan participant trading of mutual fund shares. Investments made by United States insurance companies are subject to state insurance laws. Investment management activities and products outside the United States, and investments made by non-U.S. insurance companies outside the United States, are subject to local regulation. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions. In addition, a CIGNA subsidiary operates a federal savings bank, which is subject to federal regulation.

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

K. Ratings

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

        Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. The principal agencies that rate CIGNA’s insurance subsidiaries characterize their insurance rating scales as follows:

•	A.M. Best Company, Inc. (“A.M. Best”), A++ to S (“Superior” to “Suspended”);
•	Moody’s Investors Service (“Moody’s”), Aaa to C (“Exceptional” to “Lowest”);
•	Standard & Poor’s Corp. (“S&P”), AAA to R (“Extremely Strong” to “Regulatory Action”); and
•	Fitch, Inc. (“Fitch”), AAA to D (“Exceptionally Strong” to “Order of Liquidation”).

        As of February 26, 2004, the insurance financial strength ratings for CG Life were as follows:

CG Life
Insurance Ratings(1)

A.M. Best	A-
(“Excellent,”
4th of 16)

Moody’s	A3
(“Good,”
7th of 21)

S&P	A
(“Strong,”
6th of 21)

Fitch	A+
(“Strong,”
5th of 24)
________________________
(1)

Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the agency's rating scale (e.g., CG Life's rating by A.M. Best is the 4th highest rating awarded in its scale of 16).

        As of February 26, 2004, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A- (“Excellent,” 4th of 16), and by Moody’s was A3 (“Good,” 7th of 21).

        Debt ratings are assessments of the likelihood that a company will make timely payments of principal and interest. The principal agencies that rate CIGNA’s senior debt characterize their rating scales as follows:

•	Moody’s, Aaa to C (“Exceptional” to “Lowest”);
•	S&P, AAA to D (“Extremely Strong” to “Default”); and
•	Fitch, AAA to D (“Highest” to “Default”).

        The commercial paper rating scales for those agencies are as follows:

•	Moody’s, Prime-1 to Not Prime (“Superior” to “Not Prime”);
•	S&P, A-1+ to D (“Extremely Strong” to “Default”); and
•	Fitch, F-1+ to D (“Very Strong” to “Distressed”).

        As of February 26, 2004, the debt ratings obtained from the following agencies were as follows:

Debt Ratings(1) CIGNA CORPORATION

	Senior Debt	Commercial Paper

Moody's	Baa3	Prime-3
	(“Adequate,”	(“Acceptable,”
	10th of 21)	3rd of 4)

S&P	BBB	A-2
	(“Adequate,”	(“Good,”
	9th of 22)	3rd of 7)

Fitch	BBB+	F-2
	(“Good,”	(“Moderately Strong,”
	8th of 24)	3rd of 7)
________________________
(1)	Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the applicable agency's rating scale.

        Ratings are reviewed routinely by the rating agencies and may be changed at their discretion. Following the announcement that CIGNA has agreed to sell its retirement business, Moody’s and A.M. Best downgraded by one notch the financial strength rating of CG Life. Also, Moody’s downgraded by one notch the senior debt and commercial paper ratings of CIGNA. CIGNA anticipates one notch downgrades in CG Life’s rating from Standard and Poor’s and Fitch, and in CIGNA’s senior debt rating from Fitch, when the sale of the Retirement business is final. These downgrades reflect the reduced earnings available to the parent company following the sale. CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings at the parent company level increase the cost to borrow funds. Lower ratings of CG Life could adversely affect new sales and retention of current business.

L. Miscellaneous

        Portions of CIGNA’s insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

        CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2003. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

        CIGNA had approximately 32,700, 41,200 and 44,600 employees as of December 31, 2003, 2002 and 2001, respectively.

Item 2. PROPERTIES

        CIGNA’s headquarters are located in approximately 50,000 square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Group Insurance, CIGNA International, portions of CIGNA HealthCare and CIGNA’s staff support operations are located in leased premises of approximately 635,000 square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare is the primary occupant of a complex of buildings owned by CIGNA, aggregating approximately 1.5 million square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. CIGNA Retirement & Investment Services leases approximately 336,000 square feet at 280 Trumbull Street, Hartford, Connecticut and approximately 35,000 square feet at Four Times Square, New York, New York. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 19 to CIGNA’s 2003 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.

Item 3. LEGAL PROCEEDINGS

        Various CIGNA entities are defendants in several proposed class action lawsuits brought in federal and state courts against the managed care industry alleging violations under one or more of the Employment Retirement Income Security Act (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various state laws.  A Florida federal court is handling this multi-district litigation, which included the federal cases Shane v. Humana, Inc., et al. (CIGNA subsidiaries added as defendants in August 2000) and Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), as well as the Illinois state suit Kaiser and Corrigan v. CIGNA Corporation, et al. (class of health care providers certified on March 29, 2001).  In January 2004, the Florida federal court  approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA.  In February 2004, some class members filed a notice of appeal of the court’s approval of the settlement. If affirmed on appeal, the settlement would resolve for the Company and the plaintiffs all physician claims reflected in the multi-district litigation.

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

        In late 2002, several purported class action lawsuits were filed against CIGNA and certain of its officers by individuals seeking to represent a class of purchasers of CIGNA securities from May 2, 2001 to October 24,

2002. The complaints allege, among other things, that the defendants violated Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 by misleading CIGNA shareholders with respect to the company’s performance during the class period. Plaintiffs seek compensatory damages and attorneys’ fees. In 2003, these suits were consolidated in the United States District Court for the Eastern District of Pennsylvania as In re CIGNA Corp. Securities Litigation. In January 2004, the court granted in part and denied in part defendants’ motion to dismiss, and narrowed the scope of the case.

        On November 7, 2002, a purported shareholder derivative complaint nominally on behalf of CIGNA was filed in the United States District Court for the Eastern District of Pennsylvania by Evelyn Hobbs. The complaint alleges breaches of fiduciary duty by CIGNA’s directors, including, among other things, their “failure to monitor, investigate and oversee Cigna’s management information system” and seeks compensatory and punitive damages. A similar complaint, filed on November 19, 2002 in the New Castle County (Delaware) Chancery Court by Jack Scott was dismissed by the plaintiff and refiled in the United States District Court for the Eastern District of Pennsylvania. The Hobbs and Scott cases are being coordinated in the United States District Court for the Eastern District of Pennsylvania by the same judge handling the In re CIGNA Corp. Securities Litigation.

        In December 2002 and February 2003, purported class action lawsuits were filed against CIGNA and certain officers by individuals seeking to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001 to the present. The complaints assert, among other things, that the same actions alleged in the shareholder suits violated ERISA. Plaintiffs seek compensatory damages, attorneys’ fees and injunctive relief. In 2003, these actions were consolidated in the United States District Court for the Eastern District of Pennsylvania as In re CIGNA Corp. ERISA Litigation, and CIGNA has filed a motion to dismiss this case. The court has not certified a class in this matter.

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

        See “Unicover and Other Run-off Reinsurance” on page 28 for a description of legal matters arising out of the run-off reinsurance operations.

        CIGNA is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

        All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed.

ANDREA ANANIA, 51, Executive Vice President, Systems, beginning February 2001; Chief Information Officer since 1998; and Senior Vice President, Systems, from 1998 until February 2001.

MICHAEL W. BELL, 40, Executive Vice President and Chief Financial Officer of CIGNA beginning December 2002; Chief Financial Officer-elect from October 2002 until December 2002; President of CIGNA Group Insurance from July 2000 until October 2002; and Vice President of CIGNA Corporate Accounting and Planning from February 1997 until July 2000.

H. EDWARD HANWAY, 52, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; President and a Director of CIGNA since January 1999; Chief Operating Officer of CIGNA from January 1999 until January 2000; and President of CIGNA HealthCare from February 1996 until January 1999. Mr. Hanway reassumed direct management of CIGNA’s health care operations in July 2003.

TERRY L. KENDALL, 57, President of CIGNA International since January 1999.

JOHN Y. KIM, 43, President of CIGNA Retirement and Investment Services since February 2002; President and Chief Executive Officer of BondBook LLC from January 2001 until February 2002; and President and Chief Executive Officer and Chief Investment Officer of Aeltus Investment Management from October 1995 until January 2001. BondBook LLC was an electronic corporate bond trading firm. Aeltus Investment Management is an investment management subsidiary of ING Group.

JOHN MURABITO, 45, Executive Vice President of CIGNA beginning August 2003, with responsibility for Human Resources and Services. Previously held positions at Monsanto Company included Senior Vice President, Human Resources and Corporate Services from March 2000 until August 2003; and Vice President of Human Resources, Agriculture & Nutrition from November 1998 until February 2000. Monsanto Company is a leading provider of agricultural products and integrated solutions.

JUDITH E. SOLTZ, 57, Executive Vice President and General Counsel beginning February 2001; Senior Vice President and Associate General Counsel, 1998 until February 2001.

GREGORY H. WOLF, 47, President of CIGNA Group Insurance beginning October 2002; President of CIGNA Small Case Business Development from September 2001 until October 2002; Chairman and Chief Executive Officer of nextHR.com from January 2000 until July 2001; and President, Chief Executive Officer and Director of Humana, Inc. from December 1997 until August 1999. Humana, Inc. is a provider of managed health care products and services.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information under the caption “Quarterly Financial Data — Stock and Dividend Data” and under the caption “Stock Listing” in CIGNA’s Annual Report is incorporated by reference, as is the information from Note 13 to CIGNA’s 2003 Financial Statements and the number of shareholders of record as of December 31, 2003 under the caption “Highlights” in CIGNA’s Annual Report.

Item 6. SELECTED FINANCIAL DATA

        The five-year financial information under the caption “Highlights” in CIGNA’s Annual Report is incorporated by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in the MD&A Section of CIGNA’s Annual Report is incorporated by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption “Market Risk” in the MD&A section of CIGNA’s Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        CIGNA’s Consolidated Financial Statements and the report of its independent auditors in CIGNA’s Annual Report are incorporated by reference, as is the unaudited information set forth under the caption “Quarterly Financial Data — Consolidated Results”.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A. CONTROLS AND PROCEDURES

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

        The information under the captions “Management’s nominees for terms to expire in April 2007”, “Management’s nominee for a term to expire in April 2006”, “Directors who will continue in office”, and “Board of directors and committee meetings, membership and attendance” (as it relates to Audit Committee disclosure) in CIGNA’s proxy statement to be dated on or about March 26, 2004 is incorporated by reference.

B. Executive Officers of the Registrant

        See PART I – “Executive Officers of the Registrant.”

C. Code of Ethics and Other Corporate Governance Disclosures

        CIGNA’s Code of Ethics and Compliance is the Company’s code of business conduct and ethics, and applies to CIGNA’s directors, officers (including the chief executive officer, chief financial officer and chief accounting officer) and employees. The Code of Ethics and Compliance policies are posted on the Corporate Governance section of the Company’s website, www.cigna.com. In the event the Company substantively amends its Code of Ethics and Compliance or waives a provision of the Code, CIGNA intends to disclose the amendment or waiver on the Corporate Governance section of the Company’s website as well.

        In addition, the Company’s corporate governance guidelines (Board Practices) and the charters of its board committees (audit, corporate governance, executive, finance and people resources) are available on the Corporate Governance section of the Company’s website. These corporate governance documents, as well as the Code of Ethics and Compliance policies, are available in print to any shareholder who requests them.

Item 11. EXECUTIVE COMPENSATION

        The information under the captions “Executive Compensation” and “Non-employee director compensation” in CIGNA’s proxy statement to be dated on or about March 26, 2004 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions “Stock held by directors and executive officers as of January 31, 2004” and “Largest Security Holders” in CIGNA’s proxy statement to be dated on or about March 26, 2004 is incorporated by reference.

        The following table presents information regarding CIGNA’s equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	15,782,000	$79.51	11,270,000	(1)
Equity compensation plans not
approved by security holders	0	N/A	N/A

Total	15,782,000	$79.51	11,270,000	(1)

________________________
(1)	New directors of CIGNA are entitled to receive 4,500 shares of restricted CIGNA common stock, which shares do not reduce the number of shares available for future issuance under any equity compensation plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption “Transactions with affiliates” in CIGNA’s proxy statement to be dated on or about March 26, 2004 is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information under the captions “Policy for the pre-approval of audit and non-audit services” and “Fees billed by independent auditors” in CIGNA’s proxy statement to be dated on or about March 26, 2004 is incorporated by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        A. (1) The following financial statements have been incorporated by reference from CIGNA’s Annual Report:

        Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

        Consolidated Balance Sheets as of December 31, 2003 and 2002.

        Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

        Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

        Notes to the Financial Statements.

        Report of Independent Auditors, PricewaterhouseCoopers LLP.

        (2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

        (3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

        B. During the last quarter of the fiscal year ended December 31, 2003, the registrant filed a Report on Form 8-K dated October 31, 2003 regarding its third quarter 2003 results; a Report on Form 8-K dated November 18, 2003 announcing CIGNA’s agreement to sell its Retirement Benefits business to Prudential; a Form 8-K dated December 3, 2003 regarding a Regulation FD disclosure; and a Form 8-K dated December 11, 2003 regarding a Regulation FD disclosure.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its undersigned, thereunto duly authorized.

Date: February 27, 2004

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
Charles R. Shoemate
Louis W. Sullivan, M.D.
Harold A. Wagner
Carol Cox Wait
Marilyn Ware

Principal Accounting Officer:

/s/ Annmarie T. Hagan
Annmarie T. Hagan
Vice President and
Chief Accounting Officer
Date: February 27, 2004

	*By:	/s/ Carol J. Ward
Carol J. Ward
Attorney-in-Fact
Date: February 27, 2004

CIGNA CORPORATION AND SUBSIDIARIES

        Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA’s Annual Report.

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 2004 appearing in the 2003 Annual Report to Shareholders of CIGNA Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements referred to above, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 5, 2004

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2003
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$645	$816	$816
States, municipalities and political subdivisions	2,061	2,227	2,227
Foreign governments	700	752	752
Public utilities	1,078	1,167	1,167
All other corporate bonds	9,144	9,924	9,924
Asset-backed securities:
United States government agencies,
mortgage-backed	249	250	250
Other mortgage-backed	645	672	672
Other asset-backed	1,136	1,193	1,193
Redeemable preferred stocks	114	120	120

Total fixed maturities available for sale	15,772	17,121	17,121

Securities supporting experience-rated pension
policyholder contracts:
Bonds:
United States government and government
agencies and authorities	173	174	174
States, municipalities and political subdivisions	157	163	163
Foreign governments	117	132	132
Public utilities	739	797	797
All other corporate bonds	6,781	7,284	7,284
Asset-backed securities:
United States government agencies,
mortgage-backed	587	597	597
Other mortgage-backed	1,288	1,328	1,328
Other asset-backed	714	742	742

Total fixed maturities	10,556	11,217	11,217
Equity securities:
Industrial, miscellaneous and all other	2	5	5

Total Securities supporting experience rated
Pension policy holder contracts	10,558	11,222	11,222

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I (continued)
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2003
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	40	71	71
Banks, trust and insurance companies	2	2	2
Public utilities	1	2	2
Non-redeemable preferred stocks	4	3	3

Total equity securities	47	78	78

Mortgage loans on real estate	8,655		8,655
Policy loans	1,572		1,572
Real estate investments (including $94 million of
real estate acquired in satisfaction of debt)	146		146
Other long-term investments	702		717
Short-term investments	147		147

Total investments	$37,599		$39,658

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,

	2003	2002	2001

Intercompany income	$-	-	$1

Total revenues	-	-	1

Operating expenses:
Interest	111	120	117
Intercompany interest	64	95	176
Other	32	(4)	24

Total operating expenses	207	211	317

Loss before income taxes	(207)	(211)	(316)
Income tax benefit	(52)	(68)	(98)

Loss of parent company	(155)	(143)	(218)
Equity in income (loss) of subsidiaries from
continuing operations	775	(254)	1,189

Income (loss) from continuing operations	620	(397)	971
Income (loss) from discontinued operations	48	(1)	18

Net income (loss)	$668	$(398)	$989

See Notes to Condensed Financial Statements on pages FS-9 and FS-10.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,

		2003		2002

Assets:
Cash and cash equivalents		$1		$1
Investments in subsidiaries from continuing
operations		11,261		10,818
Other assets		393		443
Net assets of discontinued operations		-		125

Total assets		$11,655		$11,387

Liabilities:
Intercompany		$4,020		$4,040
Short-term debt		-		126
Long-term debt		1,500		1,500
Other liabilities		1,616		1,854

Total liabilities		7,136		7,520

Shareholders' Equity:
Common stock (shares issued, 275; 273)		69		68
Additional paid-in capital		3,279		3,212
Net unrealized appreciation-- fixed maturities	$610		$512
Net unrealized appreciation-- equity securities	29		26
Net unrealized appreciation (depreciation)--
derivatives	(12)		6
Net translation of foreign currencies	(14)		(32)
Minimum pension liability adjustment	(667)		(714)

Accumulated other comprehensive loss		(54)		(202)
Retained earnings		9,782		9,299
Less treasury stock, at cost		(8,557)		(8,510)

Total shareholders' equity		4,519		3,867

Total liabilities and shareholders' equity		$11,655		$11,387

See Notes to Condensed Financial Statements on pages FS-9 and FS-10.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Income (loss) from continuing operations	$620	$(397)	$971
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Equity in (income) loss of subsidiaries - continuing
operations	(775)	254	(1,189)
Dividends received from subsidiaries - continuing
operations	608	700	874
Other liabilities	(155)	345	250
Other, net	17	14	(50)

Net cash provided by operating activities of continuing
operations	315	916	856

Cash Flows from Investing Activities:
Capital contributions to subsidiaries - continuing
operations	-	-	(6)
Other, net	10	15	11

Net cash provided by investing activities of
continuing operations	10	15	5

Cash Flows from Financing Activities:
Net change in intercompany debt	(20)	(423)	82
Issuance of long-term debt	-	-	493
Repayment of long-term debt	(126)	(36)	(145)
Repurchase of common stock	-	(355)	(1,139)
Issuance of common stock	6	68	38
Common dividends paid	(185)	(185)	(190)

Net cash used in financing activities of	(325)	(931)	(861)
continuing operations
Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	1	1	1

Cash and cash equivalents, end of year	$1	$1	$1

See Notes to Condensed Financial Statements on pages FS-9 and FS-10.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)

NOTES TO CONDENSED FINANCIAL STATEMENTS

        The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

Note 1—For purposes of these condensed financial statements, CIGNA Corporation’s wholly owned subsidiaries are recorded using the equity basis of accounting.

Note 2—Short-term and long-term debt consisted of the following at December 31:

(In millions)	2003	2002

Short-term
Current maturities of long-term debt	-	126

Total short-term debt	$-	$126

Long-term
Uncollateralized debt:
6 3/8% Notes due 2006	$100	$100
7.4% Notes due 2007	300	300
81/4% Notes due 2007	100	100
7% Notes due 2011	250	250
6.375% Notes due 2011	250	250
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7 7/8% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83

Total long-term debt	$1,500	$1,500

As of December 31, 2003, CIGNA Corporation had available $260 million in committed lines of credit provided by U.S. Banks. These lines of credit typically have terms ranging from one to three years and are paid for with a combination of fees and bank balances. Interest that CIGNA Corporation incurs for using these lines of credit is generally LIBOR plus a predetermined spread. Approximately $160 million of CIGNA Corporation’s available lines of credit will expire within the next twelve months.

As of December 31, 2003, CIGNA Corporation had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions): none in 2004 and 2005, $100 in 2006, $400 in 2007, and the remainder in years after 2007.

Interest paid on short- and long-term debt amounted to $114 million, $120 million and $109 million for 2003, 2002 and 2001, respectively.

Note 3—As of December 31, 2003, CIGNA Corporation had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•	In May 2003, CIGNA Corporation entered into a syndicated bank letter of credit agreement of $433 million in support of a potential internal reinsurance arrangement associated with obligations of a subsidiary. A letter of credit in a nominal amount is currently issued under the new agreement.

•	CIGNA Corporation has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary, in the amount of $185 million. These letters of credit secure the payment of insureds' claims from run-off reinsurance operations. CIGNA Corporation has agreed to indemnify the banks providing the letters of credit in the event of any draw. As of December 31, 2003 approximately $140 million of the letters of credit are issued.

•	Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, CIGNA Corporation guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2003 was approximately $7 million.

•	CIGNA Corporation is obligated under a $25 million letter of credit required by the insurer of its high-deductible self-insurance programs to indemnify the insurer for claim liabilities that fall within deductible amounts for policy years dating back to 1994.

•	CIGNA Corporation also provides solvency guarantees aggregating approximately $60 million under state and federal regulations in support of its indirect wholly owned medical HMOs in several states.

Through December 31, 2003, no payments have been made on these guarantees and none are pending. CIGNA Corporation provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to CIGNA Corporation’s results of operations, liquidity or financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Unpaid claims and claim expenses

Year Ended December 31, 2003:
Health Care	$25	$1,465	$3,162
Disability and Life	15	2,875	523
Retirement	223	21,898	37
International	311	715	140
Run-off Reinsurance	-	1,409	695
Other Operations	6	10,162	151
Corporate	-	-	-

Total	$580	$38,524	$4,708

Year Ended December 31, 2002:
Health Care	$30	$1,574	$2,976
Disability and Life	15	2,906	490
Retirement	214	23,208	35
International	229	632	135
Run-off Reinsurance	-	1,702	759
Other Operations	6	11,200	140
Corporate	-	-	-

Total	$494	$41,222	$4,535

Year Ended December 31, 2001:
Health Care	$27	$1,630	$2,473
Disability and Life	17	2,920	475
Retirement	209	22,264	20
International	188	508	139
Run-off Reinsurance	-	555	709
Other Operations	7	11,607	134
Corporate	-	-	-

Total	$448	$39,484	$3,950

Unearned premiums	Premiums and fees (1)	Net investment income (2)	Benefits, losses and settlement expenses (1)	Policy acquisition expenses	Other operating expenses

$110	$12,265	$283	$8,684	$62	$4,266
101	1,807	250	1,458	6	412
2	340	1,574	1,062	28	321
111	855	49	482	144	204
2	84	82	116	-	39
-	90	356	418	1	128
-	-	-	-	-	74

$326	$15,441	$2,594	$12,220	$241	$5,444

$120	$12,624	$298	$8,899	$60	$4,187
104	1,712	260	1,411	7	390
3	336	1,649	1,315	57	286
13	811	51	472	121	223
3	138	44	1,761	-	70
-	116	409	456	1	134
-	-	5	-	-	67

$243	$15,737	$2,716	$14,314	$246	$5,357

$119	$11,578	$335	$7,870	$19	$3,657
99	1,881	264	1,618	7	453
1	322	1,668	1,338	49	294
14	788	49	481	161	196
4	148	52	154	-	78
-	143	450	515	1	158
-	-	24	-	-	89

$237	$14,860	$2,842	$11,976	$237	$4,925

_________________
(1)	Amounts presented are shown net of the effects of reinsurance. See Note 18 to the Financial Statements included in CIGNA’s 2003 Annual Report.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2003:
Life insurance in force	$323,241	$52,511	$136,754	$407,484	33.6%

Premiums and fees:
Life insurance and annuities	2,115	397	495	2,213	22.4%
Accident and health insurance	13,309	122	41	13,228.3

Total	15,424	519	536	15,441	3.5%

Year Ended December 31, 2002:
Life insurance in force	$334,831	$59,752	$181,830	$456,909	39.8%

Premiums and fees:
Life insurance and annuities	$2,205	$464	$536	$2,277	23.5%
Accident and health insurance	13,483	84	61	13,460.5

Total	$15,688	$548	$597	$15,737	3.8%

Year Ended December 31, 2001:
Life insurance in force	$437,592	$69,833	$172,378	$540,137	31.9%

Premiums and fees:
Life insurance and annuities	$2,331	$473	$592	$2,450	24.2%
Accident and health insurance	12,497	239	152	12,410	1.2

Total	$14,828	$712	$744	$14,860	5.0%

CIGNA CORPORATION

SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2003:
Investment asset valuation reserves:
Mortgage loans	$11	$3	$5	$-	$19
Real estate	21	1	1	(23)	-
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	55	42	(2)	(14)	81
Deferred tax asset valuation
allowance	204	28	-	(9)	223
Reinsurance recoverables	149	19	-	8	176

2002:
Investment asset valuation reserves:
Mortgage loans	$15	$9	$14	$(27)	$11
Real estate	45	17	24	(65)	21
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	43	36	-	(24)	55
Deferred tax asset valuation
allowance	150	54	-	-	204
Reinsurance recoverables	-	150	-	(1)	149

2001:
Investment asset valuation reserves:
Mortgage loans	$37	$2	$3	$(27)	$15
Real estate	22	12	27	(16)	45
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	54	(2)	4	(13)	43
Deferred tax asset valuation
Allowance (3)	152	(2)	-	-	150
Reinsurance recoverables	-	-	-	-	-

_________________
(1)	Change in valuation reserves attributable to policyholder contracts.
(2)	Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other. The change in the deferred tax asset valuation allowance primarily reflects activity in discontinued operations. The change in reinsurance recoverable reflects a reclassification of the gross reinsurance recoverable, with no effect on the net reinsurance recoverable.
(3)	Change in beginning balance, as of January 1, 2001, primarily reflects a reclassification to include the valuation allowance associated with state deferred tax assets. Previously, it had been included in other components of the deferred tax asset. There was no change to the total net deferred tax asset.

INDEX TO EXHIBITS

Number		Description	Method of Filing
3.1		Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed herewith.
3.2		By-Laws of the registrant as last amended and restated December 11, 2000	Filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
4	(a)	Amended and Restated Shareholder Rights Agreement dated as of July 22, 1998 between CIGNA Corporation and First Chicago Trust Company of New York	Filed herewith.
	(b)	Amendment No. 1 dated as of December 14, 1998 to the Amended and Restated Shareholder Rights Agreement	Filed herewith.
	(c)	Amendment No. 2 dated as of December 31, 2001 to the Amended and Restated Shareholder Rights Agreement	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
Exhibits 10.1 through 10.23 are identified as management contracts or compensatory plans or arrangements pursuant to Item 15 of Form 10-K.
10.1		Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.2		Restated Restricted Stock Plan for Non-Employee Directors of CIGNA Corporation dated as of October 23, 2003	Filed herewith.
10.3		Description of Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated effective October 1, 2003	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
10.4		CIGNA Corporation Stock Plan, as amended and restated through July 2000	Filed herewith.
10.5	(a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed as Exhibit 10.7(a) to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

Number		Description	Method of Filing

	(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed as Exhibit 10.7(b) to the registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.6		CIGNA Executive Incentive Plan, as amended and restated January 1, 2002	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
10.7	(a)	CIGNA Long-Term Incentive Plan, as amended and restated January 1, 2000	Filed as Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A dated March 22, 2000 and incorporated herein by reference.
	(b)	Amendment No. 1 dated as of July 31, 2000 to the CIGNA Long-Term Incentive Plan	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
10.8		CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
10.9	(a)	CIGNA Supplemental Pension Plan, as amended and restated August 1, 1998	Filed herewith.
	(b)	Amendment No. 1 dated December 21, 1999 to the CIGNA Supplemental Pension Plan, as amended and restated effective August 1, 1998	Filed as Exhibit 10.11(b) to the registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension Plan as amended and restated August 1, 1998	Filed as Exhibit 10.11(c) to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.10		Description of CIGNA Corporation Financial Services Program	Filed herewith.
10.11		Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.12		Form of Non-Compete Agreement dated December 8, 1997 with Messrs. Hanway and Levinson	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.13		Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.19 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.
10.14		Special Retention Agreement dated March 27, 1996 with Mr. Levinson	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

Number	Description	Method of Filing

10.15	Special Incentive Agreement with Mr. Levinson dated March 17, 1998	Filed as Exhibit 10.18 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.
10.16	Agreement and Release with Mr. Levinson dated October 21, 2003	Filed herewith.
10.17	Arrangements relating to Mr. Welch's compensation and pension	Filed as Exhibit 10.22 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.
10.18	Agreement and Release dated August 22, 2003 with Mr. Welch	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.
10.19	Arrangements relating to Mr. Kim's compensation	Filed as Exhibit 10.24 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.
10.20	Retention Agreement dated July 23, 2003 with Mr. Kim	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.
10.21	Restricted Stock Unit Agreement dated July 23, 2003 with Mr. Kim	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.
10.22	Schedule regarding Deferred Stock Unit Agreements dated August 6, 2003 with Messrs. Hanway, Bell and Wolf and Ms. Soltz and Form of Deferred Stock Unit Agreement	Filed herewith.
10.23	Description of Arrangement regarding Unit-based Long-Term Incentive Compensation	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
13	Portions of registrant's 2003 Annual Report to Shareholders (Entire Annual Report bound in printed versions of Form 10-K)	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Accountants	Filed herewith.
24.1	Powers of Attorney	Filed herewith.
24.2	Certified Resolutions	Filed herewith.

Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith.

        The registrant will furnish to the Commission upon request a copy of any of the registrant’s agreements with respect to its long-term debt.

        Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, 1650 Market Street, OL57B, Philadelphia, PA 19192.