Form 10-Q
period 2004-03-31
CIGNA CORP
filed 2004-04-30
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                                                                      Yes  x   No

        As of March 31, 2004, 141,403,654 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003

REVENUES
Premiums and fees	$3,624	$3,915
Net investment income	603	658
Other revenues	474	358
Realized investment gains (losses)	21	(31)

Total revenues	4,722	4,900

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	2,964	3,249
Policy acquisition expenses	64	59
Other operating expenses	1,367	1,310

Total benefits, losses and expenses	4,395	4,618

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	327	282

Income taxes (benefits):
Current	144	(71)
Deferred	(34)	165

Total taxes	110	94

INCOME FROM CONTINUING OPERATIONS	217	188

INCOME FROM DISCONTINUED OPERATIONS	-	48

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	217	236

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	(139)	-

NET INCOME	$78	$236

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS	$1.55	$1.35
INCOME FROM DISCONTINUED OPERATIONS	-	0.34

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	1.55	1.69
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	(0.99)	-

NET INCOME	$0.56	$1.69

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS	$1.54	$1.34
INCOME FROM DISCONTINUED OPERATIONS	-	0.34

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	1.54	1.68
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	(0.99)	-

NET INCOME	$0.55	$1.68

DIVIDENDS DECLARED PER SHARE	$0.33	$0.33

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of March 31, 2004		As of December 31, 2003

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $16,754; $15,772)		$18,249		$17,121
Securities supporting experience-rated pension policyholder
contracts, at fair value (cost, $9,810 and $10,558)		10,582		11,222
Equity securities, at fair value (cost, $121; $47)		164		78
Mortgage loans		8,563		8,655
Policy loans		1,555		1,572
Real estate		245		146
Other long-term investments		453		717
Short-term investments		116		147

Total investments		39,927		39,658
Cash and cash equivalents		1,491		1,392
Accrued investment income		507		468
Premiums, accounts and notes receivable		2,710		3,026
Reinsurance recoverables		6,289		6,395
Deferred policy acquisition costs		612		580
Property and equipment		936		973
Deferred income taxes		1,079		1,001
Goodwill		1,620		1,620
Other assets, including other intangibles		427		447
Separate account assets		37,194		35,393

Total assets		$92,792		$90,953

LIABILITIES
Contractholder deposit funds		$26,837		$26,979
Unpaid claims and claim expenses		4,461		4,708
Future policy benefits		11,550		11,545
Unearned premiums		327		326

Total insurance and contractholder liabilities		43,175		43,558
Accounts payable, accrued expenses and other liabilities		6,181		5,960
Long-term debt		1,513		1,500
Nonrecourse obligations		101		23
Separate account liabilities		37,194		35,393

Total liabilities		88,164		86,434

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 276; 275)		69		69
Additional paid-in capital		3,322		3,279
Net unrealized appreciation, fixed maturities	$763		$610
Net unrealized appreciation, equity securities	28		29
Net unrealized depreciation, derivatives	(5)		(12)
Net translation of foreign currencies	(5)		(14)
Minimum pension liability adjustment	(780)		(667)

Accumulated other comprehensive income (loss)		1		(54)
Retained earnings		9,813		9,782
Less treasury stock, at cost		(8,577)		(8,557)

Total shareholders' equity		4,628		4,519

Total liabilities and shareholders' equity		$92,792		$90,953

SHAREHOLDERS' EQUITY PER SHARE		$32.73		$32.14

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended March 31,	2004		2003

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$69		$68

Additional paid-in capital, January 1		3,279		3,212
Issuance of common stock for employee benefits plans		43		29

Additional paid-in capital, March 31		3,322		3,241

Accumulated other comprehensive loss, January 1		(54)		(202)
Net unrealized appreciation, fixed maturities	$153	153	$68	68
Net unrealized depreciation, equity securities	(1)	(1)	(3)	(3)

Net unrealized appreciation on securities	152		65
Net unrealized appreciation (depreciation), derivatives	7	7	(2)	(2)
Net translation of foreign currencies	9	9	14	14
Minimum pension liability adjustment	(113)	(113)	-	-

Other comprehensive income	55		77

Accumulated other comprehensive income (loss), March 31		1		(125)

Retained earnings, January 1		9,782		9,299
Net income	78	78	236	236
Common dividends declared		(47)		(46)

Retained earnings, March 31		9,813		9,489

Treasury stock, January 1		(8,557)		(8,510)
Other treasury stock transactions, net		(20)		(28)

Treasury stock, March 31		(8,577)		(8,538)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$133	$4,628	$313	$4,135

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$217	$188
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(380)	(63)
Reinsurance recoverables	95	59
Deferred policy acquisition costs	(27)	(19)
Premiums, accounts and notes receivable	294	(16)
Accounts payable, accrued expenses and other liabilities	(78)	(6)
Current income taxes	176	227
Deferred income taxes	(34)	165
Realized investment (gains) losses	(21)	31
Depreciation and amortization	62	63
Gains on sales of businesses (excluding discontinued operations)	(14)	(17)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	782	-
Other, net	1	(60)

Net cash provided by operating activities of continuing operations	1,073	552

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	650	1,616
Equity securities	3	7
Mortgage loans	64	319
Other (primarily short-term investments)	1,338	1,198
Investment maturities and repayments:
Fixed maturities	187	683
Mortgage loans	361	217
Investments purchased:
Fixed maturities	(1,482)	(2,258)
Equity securities	(6)	(26)
Mortgage loans	(331)	(498)
Other (primarily short-term investments)	(1,277)	(1,027)
Proceeds on sales of businesses	-	209
Property and equipment, net	(18)	(26)
Other, net	(4)	-

Net cash provided by (used in) investing activities of
continuing operations	(515)	414

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	1,677	1,679
Withdrawals and benefit payments from contractholder deposit funds	(2,108)	(1,993)
Net change in short-term debt	-	(3)
Repayment of long-term debt	-	(117)
Issuance of common stock	19	-
Common dividends paid	(47)	(46)

Net cash used in financing activities of continuing operations	(459)	(480)

Net increase in cash and cash equivalents	99	486
Cash and cash equivalents, beginning of period	1,392	1,575

Cash and cash equivalents, end of period	$1,491	$2,061

Supplemental Disclosure of Cash Information:
Income taxes received, net	$(32)	$(300)
Interest paid	$24	$28

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and variable interest entities of which CIGNA is the primary beneficiary, which are referred to collectively as “CIGNA.” Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States.

The interim financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s 2003 Annual Report to Shareholders and Form 10-K for the year ended 2003.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Certain reclassifications have been made to prior period amounts to conform to the 2004 presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments. In April 2003, the Financial Accounting Standards Board (FASB) issued an amendment and finalized an implementation issue related to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Implementation of the SFAS 133 amendment and the implementation issue in the third quarter of 2003 had no material effect on CIGNA’s financial statements.

The implementation issue and a Statement of Position issued in 2003 (described below) address accounting for liabilities that provide contractholders with returns based on pools of investments, and each permits a one-time accounting reclassification of associated investment securities from available-for-sale to trading. In the fourth quarter of 2003, CIGNA reclassified securities supporting experience-rated pension policyholder contracts associated with its retirement benefits business to trading, and now reports these securities in a separate balance sheet caption. Under the experience-rating process, unrealized gains and losses recognized for these securities accrue to policyholders. Accordingly, the reclassification did not affect CIGNA’s net income.

Long-Duration Contracts. Effective January 1, 2004, CIGNA implemented a Statement of Position (SOP 03-01), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

The SOP addresses accounting for certain contractual features of investment-related and universal life contracts and for separate accounts. The cumulative effect of implementing the SOP in the first quarter of 2004 was a reduction to net income of $139 million, of which $136 million resulted from recording liabilities for certain experience-rated pension policyholder contracts based on the appreciated value of associated pools of investments, primarily mortgage loans and real estate. The remaining cumulative effect resulted from implementing the SOP’s requirements applicable to universal life contracts. CIGNA recorded additional benefit expense of $17 million pre-tax in the first quarter of 2004 to reflect the ongoing effect of the SOP’s accounting requirements described above.

The sale of CIGNA’s retirement benefits business generally resulted in the transfer of the pool of investments and securities supporting experience-rated pension policyholder contracts discussed above. See Note 4 for information about this sale.

CIGNA’s accounting for reinsurance of guaranteed minimum death benefit contracts and guaranteed minimum income benefit contracts was not affected by the provisions of the SOP.

Consolidation. On March 31, 2004, CIGNA implemented FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised, that provides criteria for consolidating certain entities based on majority ownership of expected losses or residual returns. As a result, CIGNA recorded additional assets and liabilities, primarily associated with real estate joint ventures, of $98 million each, including $83 million of nonrecourse liabilities. Including the newly consolidated entities, CIGNA has recorded real estate joint venture assets of $165 million and liabilities of $98 million as follows: $13 million of variable rate debt due by 2008; $79 million of nonrecourse obligations; and $6 million of other liabilities.

At March 31, 2004, CIGNA also consolidated amounts associated with certain variable interest entities that issue investment products secured by commercial loan pools. CIGNA has recorded investments of $216 million and nonrecourse liabilities of $38 million as follows: $22 million of nonrecourse obligations and $16 million of other nonrecourse liabilities.

At December 31, 2003, CIGNA had recorded variable interest entities as follows: real estate joint ventures with assets of $20 million and nonrecourse liabilities of $5 million and, for entities that issue investment products secured by commercial loan pools, assets of $215 million and nonrecourse liabilities of $40 million, including $23 million of nonrecourse obligations.

NOTE 3 – STOCK COMPENSATION

Stock compensation. CIGNA uses the intrinsic value method of accounting for stock options granted to employees. The following table illustrates the effect on CIGNA’s reported net income and earnings per share (using the Black-Scholes option-pricing model for stock options) if compensation expense was based on the fair value method of accounting for all stock awards.

	Three Months Ended March 31,
(In millions, except per share amounts)	2004	2003

Net income as reported	$78	$236
Compensation expense for restricted
stock grants at fair value, net of taxes,
included in net income as reported	4	4
Total compensation expense for stock
options and restricted stock grants
under fair value method for all
awards, net of taxes	(14)	(13)

Pro forma net income	$68	$227

Basic - as reported	$0.56	$1.69
Basic - pro forma	$0.49	$1.63
Diluted - as reported	$0.55	$1.68
Diluted - pro forma	$0.48	$1.62

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale is expected to result in an estimated after-tax gain of approximately $675 million, part of which will be recognized in the second quarter of 2004. As this transaction is primarily in the form of a reinsurance arrangement, approximately $475 million of the after-tax gain will be deferred and amortized over future periods and reported in results of continuing operations. These amounts are subject to change pending final determination of the net assets sold, transaction costs and other adjustments.

The sale included reinsurance of approximately $50 billion of liabilities. As a result of derivatives accounting requirements, a portion of the reinsurance liabilities may be adjusted through net income for unrealized changes in the fair value of the related investment portfolio through 2006. The resulting volatility may be material to CIGNA’s consolidated net income and shareholders’ equity.

Sale of Lovelace Health Systems, Inc. In January 2003, CIGNA sold the operations of Lovelace, an integrated health care system, for cash proceeds of $209 million and recognized an after-tax gain of $32 million, which is reported in discontinued operations.

Sale of Brazilian Health Care Operations. In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations.

Lovelace and Brazilian Health Care Discontinued Operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY	Three Months Ended
(In millions)	March 31, 2003

Income Statement Data
Revenues	$--

Loss before income tax benefits	$(3)
Income tax benefits	(1)

Loss from operations	(2)
Gains on sales, net of taxes of $25	50

Income from discontinued operations	$48

NOTE 5 - RESTRUCTURING PROGRAMS

Operational effectiveness review. In the first quarter of 2004, CIGNA adopted a restructuring program associated with planned organizational changes to streamline functional support resources and to adjust its operations to current business volumes. As a result, CIGNA recognized in other operating expenses a total after-tax charge of $49 million ($75 million pre-tax) in the Health Care segment and Corporate primarily for severance costs.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care	Corporate	Total

First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	--	5

Total	44	31	75

First quarter 2004 activity:
Severance	(2)	(4)	(6)

Balance as of March 31, 2004	$42	$27	$69

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain certain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs. As of March 31, 2004, $7 million ($11 million pre-tax) of the severance has been paid.

NOTE 6 - GUARANTEED MINIMUM DEATH BENEFIT AND INCOME BENEFIT CONTRACTS

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market risks as a result of this product.

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. CIGNA describes the assumptions used to develop the reserves for guaranteed minimum death benefits, and provides the effects of hypothetical changes in those assumptions, on page 17 of CIGNA’s 2003 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.

CIGNA is providing the following information about its reserving methodology and assumptions for guaranteed minimum death benefits in response to SOP 03-01, described in Note 2, which is effective in the first quarter of 2004.

•

The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums and investment returns expected to be received. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•

The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-10% depending on the net amount at risk for each policy.

•	The mean investment performance assumption is 5% considering CIGNA’s program to reduce equity market exposures using futures and forward contracts (described below).
•	The volatility assumption is 16-31%, varying by equity fund type; 4-8% varying by bond fund type; and 1% for money market funds.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
•	The discount rate is 5.75%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death, by type of benefit as of March 31, 2004 and December 31, 2003. The net amount at risk is the death benefit coverage in force or the amount that CIGNA would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

	As of
(Dollars in millions)	March 31, 2004	December 31, 2003

Highest annuity value
Account value	$40,523	$41,497
Net amount at risk	$10,057	$10,951
Average attained age of contractholders	65	65
Anniversary value reset
Account value	$3,188	$4,474
Net amount at risk	$278	$309
Average attained age of contractholders	59	59
Other
Account value	$4,472	$6,530
Net amount at risk	$1,277	$1,660
Average attained age of contractholders	63	64
Total
Account value	$48,183	$52,501
Net amount at risk	$11,612	$12,920
Average attained age of contractholders
(weighted by exposure)	64	64
Number of contractholders	1.3 million	1.4 million

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.2 billion as of March 31, 2004 and December 31, 2003. For the three months ended March 31, 2004, benefits incurred were $12 million and benefits paid were $42 million, net of ceded amounts. For the three months ended March 31, 2003, benefits incurred and benefits paid were $89 million each, net of ceded amounts.

CIGNA maintains a program to substantially reduce the equity market exposures for guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts and foreign currency forward contracts. CIGNA expects to adjust these futures and forward contract positions and enter into other positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. CIGNA recorded in other revenues, pre-tax losses of $31 million for the first quarter of 2004 and pre-tax gains of $56 million for the first quarter of 2003 from these futures and forward contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts are included in benefits, losses and settlement expenses. The notional or face amount of the futures and forward contract positions held by CIGNA at March 31, 2004, was $1.7 billion.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 13 for further information.

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. CIGNA funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). As a result of recent changes in minimum funding requirements, CIGNA expects to make domestic pension plan contributions of approximately $175 million in 2004.

Components of net pension cost were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Service cost	$22	$20
Interest cost	55	55
Expected return on plan
assets	(48)	(50)
Amortization of
net loss from past
experience	18	6

Net pension cost	$47	$31

In connection with the sale of the retirement benefits business and the operational effectiveness review, CIGNA had a pension curtailment event, which required CIGNA to remeasure the assets and obligations of its domestic qualified plan as of March 31, 2004. As a result, CIGNA recorded an after-tax charge which decreased equity by $113 million. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 5.75%) used to determine the accumulated benefit obligation, partially offset by the effect of stock market appreciation on plan assets.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Service cost	$1	$1
Interest cost	9	11
Expected return on plan
assets	(1)	(1)
Amortization of prior
service cost	(4)	(5)

Net other postretirement
benefit cost	$5	$6

In the first quarter of 2003, CIGNA recognized gains of $4 million after-tax ($6 million pre-tax) for other postretirement benefits in connection with the 2002 health care restructuring program.

NOTE 8 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Fixed maturities	$9	$(23)
Equity securities	2	(16)
Mortgage loans	--	(1)
Real estate	(2)	(1)
Derivatives and other	12	10

Realized investment gains
(losses), before income
taxes (benefits)	21	(31)
Less income taxes
(benefits)	7	(10)

Net realized investment
gains (losses)	$14	$(21)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Proceeds from sales	$653	$1,623
Gross gains on sales	$34	$55
Gross losses on sales	$(3)	$(39)

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of March 31, 2004, fixed maturities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation

One year or less:
Investment grade	$932	$950	$(18)
Below investment grade	$102	$107	$(5)
More than one year:
Investment grade	$111	$117	$(6)
Below investment grade	$56	$58	$(2)

There were no equity securities with a material decline in fair value from cost at March 31, 2004.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended March 31,

2004

Net unrealized appreciation,
securities:
Unrealized appreciation on securities
held	$244	$(85)	$159
Gains realized on securities	(11)	4	(7)

Net unrealized appreciation, securities	$233	$(81)	$152

Net unrealized appreciation, derivatives	$11	$(4)	$7

Net translation of foreign currencies	$13	$(4)	$9

Minimum pension liability
adjustment	$(174)	$61	$(113)

2003

Net unrealized appreciation,
securities:
Unrealized appreciation on securities
held	$60	$(20)	$40
Losses realized on securities	39	(14)	25

Net unrealized appreciation, securities	$99	$(34)	$65

Net unrealized depreciation, derivatives	$(3)	$1	$(2)

Net translation of foreign currencies:	$5	$(2)	$3
Net translation on foreign currencies
held
Foreign currency translation losses
realized on sales of businesses	17	(6)	11

Net translation of foreign currencies	$22	$(8)	$14

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended March 31,

2004

Income from continuing operations	$217	$--	$217

Shares (in thousands):
Weighted average	139,999	--	139,999
Options and restricted stock grants		1,305	1,305

Total shares	139,999	1,305	141,304

EPS	$1.55	$(0.01)	$1.54

2003

Income from continuing operations	$188	$--	$188

Shares (in thousands):
Weighted average	139,691	--	139,691
Options and restricted stock grants		369	369

Total shares	139,691	369	140,060

EPS	$1.35	$(0.01)	$1.34

Common shares held as Treasury shares were 134,370,451 as of March 31, 2004, and 133,952,466 as of December 31, 2003.

NOTE 11 - REINSURANCE

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

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.3 billion at March 31, 2004, and $5.4 billion at December 31, 2003, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

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

Run-off Reinsurance also includes other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced.

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

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2004, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees
Individual life insurance and
annuity business sold	$73	$78
Other	39	45

Total	$112	$123

Reinsurance recoveries
Individual life insurance and
annuity business sold	$79	$75
Other	38	32

Total	$117	$107

NOTE 12 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings” which is defined as income (loss) from continuing operations before realized investment gains (losses).

In the third quarter of 2003, CIGNA changed its segment presentation to report its health care operations and its separately managed group disability and life insurance operations as two discrete segments. Previously, results from these operations were combined as a single segment. In addition, CIGNA renamed its segments as Health Care, Disability and Life, Retirement, International, Run-off Reinsurance and Other Operations.

Disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts continue to be managed by CIGNA’s health care business and are reported in the Health Care segment.

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees and other revenues
Health Care	$3,095	$3,415
Disability and Life	475	423
Retirement	250	90
International	241	214
Run-off Reinsurance	(9)	79
Other Operations	65	70
Corporate	(19)	(18)

Total	$4,098	$4,273

Income (loss) from continuing
operations
Health Care	$156	$125
Disability and Life	35	34
Retirement	35	55
International	15	10
Run-off Reinsurance	(10)	(15)
Other Operations	10	20
Corporate	(38)	(20)

Segment earnings	203	209
Realized investment gains
(losses), net of taxes	14	(21)

Income from continuing operations	$217	$188

NOTE 13 - CONTINGENCIES AND OTHER MATTERS

Financial Guarantees

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Separate account assets, primarily associated with the retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•	CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2004, employers maintained assets that exceeded 102% to 132% of benefit obligations. Benefit obligations under these arrangements were $3.5 billion as of March 31, 2004 and December 31, 2003. There were no additional liabilities required for these guarantees as of March 31, 2004, or December 31, 2003.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $1.9 billion as of March 31, 2004, and $2.0 billion as of December 31, 2003. There were no additional liabilities required for these guarantees as of March 31, 2004, or December 31, 2003.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $303 million as of March 31, 2004, and $304 million as of December 31, 2003. CIGNA had additional liabilities for this guarantee of $16 million as of March 31, 2004, and $15 million as of December 31, 2003. The fair value of separate accounts assets for this group annuity contract were as follows:

(In millions)	March 31, 2004	December 31, 2003

Fixed maturities	$354	$342
Mortgage loans	132	134
Other	2	3

Total	$488	$479

CIGNA guaranteed construction loans of $27 million as of March 31, 2004, and $26 million as of December 31, 2003, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of March 31, 2004, or December 31, 2003.

CIGNA had indemnification obligations to lenders up to $340 million as of March 31, 2004, and $329 million as of December 31, 2003, related to borrowings by certain real estate joint ventures which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2004 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases,

CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2004, or December 31, 2003.

As of March 31, 2004 and December 31, 2003, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of March 31, 2004, and December 31, 2003, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2004, or December 31, 2003.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Guaranteed minimum income benefit contracts. CIGNA has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, policy surrenders, credit risk and annuity election rates.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits, and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and
•	All underlying mutual fund investment values remained at the March 31, 2004 value of $3.3 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.3 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 80% of the exposures on these contracts. CIGNA has revised credit risk assumptions for about 25% of the exposures on these contracts.

As of March 31, 2004, CIGNA had liabilities of $90 million related to these contracts and amounts recoverable from reinsurers of $63 million. CIGNA had an additional liability of $39 million associated with the cost of reinsurance as of March 31, 2004. As of December 31, 2003, CIGNA had liabilities of $74 million related to these contracts and amounts recoverable from reinsurers of $51 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003. In the first quarter of 2003, CIGNA reduced its amount recoverable from reinsurers by $9 million pre-tax related to revised credit risk assumptions. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Regulatory and Industry Developments

CIGNA’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some issues that may affect CIGNA’s businesses include:

•	initiatives to increase health care regulation;
•	efforts to expand tort liability of health plans;
•	class action lawsuits targeting large corporations, including CIGNA;
•	initiatives to restrict insurance pricing and the application of underwriting standards;
•	efforts to change risk-based capital and reserve requirements for variable annuities, impacting run-off reinsurance operations; and
•	efforts to revise federal tax laws.

Health care regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA’s business practices and will continue to do so in the future. In addition, CIGNA’s subsidiaries are routinely involved with various claims, lawsuits and regulatory audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA’s health care operations if it inhibits CIGNA’s ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

The United States Supreme Court heard arguments in March 2004 on a case involving a CIGNA subsidiary in which the issue is preemption by the Employee Retirement Income Security Act (ERISA) of a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. A determination that ERISA does not preempt state law would have an adverse effect on the health care industry and on CIGNA.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations have created significant regulatory requirements related to, among other things, the privacy of individually identifiable health care information, electronic data interchange and the security of electronic health information. CIGNA has instituted systems enhancements and training, and has undertaken other administrative efforts to satisfy these requirements.

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of ERISA preemption of state laws;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

The health care industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Tax benefits for corporate life insurance. Federal legislation in 1996 eliminated on a prospective basis the tax deductibility of policy loan interest for most leveraged corporate life insurance products, and an Internal Revenue Service (IRS) initiative in 2001 encouraged policyholders to settle tax disputes regarding these products. As a result, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline.

Litigation and Other Legal Matters

In January 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. All appeals of the court’s approval have been withdrawn, which permits implementation of the settlement. The settlement resolves for CIGNA and the plaintiff class all physician claims reflected in the litigation.

CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) in the third quarter of 2003 to increase the reserve for this settlement and other non-physician provider health care litigation. CIGNA had previously recognized an after-tax charge of $50 million ($77 million pre-tax) in 2002 for expected costs associated with the multi-district litigation. The reserve reflects expected insurance recoveries.

The U. S. Attorney’s Office for the Eastern District of Pennsylvania is investigating compliance with federal laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA has responded to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations.

In 2002, several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock.

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

See “Unicover and other run-off reinsurance” in Note 11 for a description of legal matters arising out of the run-off reinsurance operations.

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

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2004”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 37.

The following discussion addresses the financial condition of CIGNA as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2003 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, clinical information management, dental and vision benefits, and case and disease management) and group disability, life and accident insurance. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off reinsurance operation. CIGNA sold its retirement benefits business on April 1, 2004 (see page 20 for further discussion).

CIGNA’s results are influenced by a range of economic and other factors, including:

•	cost trends and inflation levels for medical and related services;
•	patterns of utilization of medical and other services;
•	employment levels;
•	the tort liability system;
•	interest rates and equity market returns;
•	regulations and tax rules related to the provision and administration of employee benefit plans; and
•	initiatives to increase health care regulation.

CIGNA generates revenues, income and cash flows by maintaining and growing its relationships with employers and consumers, charging prices that reflect emerging experience and investing available cash at attractive rates of return for appropriate durations. CIGNA’s ability to increase operating results in terms of growth in revenue, net income and operating cash flow is directly related to its ability to execute plans that address broad economic factors as well as company-specific drivers.

Key company-specific drivers affecting CIGNA’s results include:

•	the absolute level of and trends in benefit costs;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	competitiveness of CIGNA’s product design and service quality;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns; and
•	the relationship between administrative costs and revenue.

Management regularly monitors trends in the above mentioned economic and other factors and the company-specific drivers of operating results. CIGNA develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets served. CIGNA’s ability to achieve its financial objectives is dependent upon its ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Management is focused, in particular, on improving the performance of the health care operations and on the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) lower medical cost trends; (2) deliver quality member service; (3) lower administrative expenses; and (4) grow membership (see page 25 for further discussion). In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures.

The sale of the retirement benefits business will improve parent company liquidity and enhance CIGNA’s financial flexibility but will reduce revenues, net income, cash flows and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees	$3,624	$3,915
Net investment income	603	658
Other revenues	474	358
Realized investment gains (losses)	21	(31)

Total revenues	4,722	4,900
Benefits and expenses	4,395	4,618

Income from continuing operations before taxes	327	282

Income taxes	110	94

Income from continuing operations	217	188
Income from discontinued operations	--	48

Income before cumulative effect of accounting change	217	236
Cumulative effect of accounting
change, net of taxes (See Note 2 to
the Financial Statements)	(139)	--

Net income	$78	$236

Realized investment gains
(losses), net of taxes	$14	$(21)

Income from continuing operations includes special items, which are discussed below. Absent these items, CIGNA’s underlying results increased for the first quarter of 2004, compared with the same period last year, primarily due to improvements in the health care operations. See page 24 for discussion of the drivers of these results. In addition, results reflect realized investments gains in the first quarter of 2004, compared to losses in the prior year (see below for further discussion).

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)

Three Months Ended March 31,

2004

Restructuring charge (see page 21)	$(75)	$(49)
Effect of new accounting pronouncement
(see page 26)	(17)	(11)

Total	$(92)	$(60)

2003

Restructuring item*	$6	$4

Revenues

Revenues decreased for the three months of 2004 compared with the same period last year primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership; and
•

losses recognized from futures and forward contracts, compared with gains in the prior year, in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 28).

These decreases were substantially offset by higher other revenues in the Retirement segment (see page 26).

Realized Investment Results

Realized investment results for the three months of 2004, compared with the same period last year, improved primarily because of:

•	gains on sales of fixed maturities compared with losses in the prior year; and
•	lower impairments on equity securities and fixed maturities.

Outlook for 2004

Subject to the factors noted in the Cautionary Statement on page 37, management expects full year 2004 income from continuing operations excluding realized investment results and special items to be lower than the comparable first quarter amount on an annualized basis. The Company’s full year consolidated outlook reflects lower earnings resulting from the sale of the retirement benefits business. In addition, CIGNA’s outlook assumes that favorable prior year development and certain favorable expense items included in first quarter Health Care segment earnings will not recur.

Information is not available for management to reasonably estimate:

•	realized investment gains (losses); and
•	special items for 2004 including:
•	a portion of the gain associated with the sale of the retirement benefits business; and
•	the impact of any ongoing volatility associated with a portion of the reinsurance liabilities from the sale of the retirement benefits business (see Note 4 to the Financial Statements).

Realized investment gains, net of taxes, were $14 million for the three months of 2004; however, realized investment results are not predictable and therefore this amount is not necessarily indicative of full year results.

Special items for the year will also include charges shown in the above table.

_________________

* Represents gains on other postretirement benefits recognized in connection with the 2002 health care restructuring program.

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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2003 Annual Report to Shareholders beginning on page 16 and include the following:

•	future policy benefits – guaranteed minimum death benefits;
•	unpaid claims and claim expenses for guaranteed cost and minimum premium programs and retrospectively experience-rated health care products;
•	reinsurance recoverables for Run-off Reinsurance; and
•	investments – recognition of losses from “other than temporary” impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as estimates with respect to contracts that guarantee a minimum level of income benefits (see page 33 for further discussion), post-employment and postretirement benefits, certain compensation accruals and income taxes.

Management believes the current assumptions and other considerations used to estimate amounts reflected in CIGNA’s consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in CIGNA’s consolidated financial statements, the resulting changes could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on liquidity and CIGNA’s financial condition.

SALE OF RETIREMENT BENEFITS BUSINESS

On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale is expected to result in an estimated after-tax gain of approximately $675 million, part of which will be recognized in the second quarter of 2004. As this transaction is primarily in the form of a reinsurance arrangement, approximately $475 million of the after-tax gain will be deferred and amortized over future periods and reported in results of continuing operations. These amounts are subject to change pending final determination of the net assets sold, transaction costs and other adjustments. Segment earnings for the sold business were approximately $27 million for the first three months of 2004.

The sale included reinsurance of approximately $50 billion of liabilities. As a result of derivatives accounting requirements, a portion of the reinsurance liabilities may be adjusted through net income for unrealized changes in the fair value of the related investment portfolio through 2006. The resulting volatility may be material to CIGNA’s consolidated net income and shareholders’ equity.

CIGNA expects the acquirer of the retirement benefits business to enter into agreements with the insured parties, relieving CIGNA of any remaining obligations to those parties. CIGNA will accelerate recognition of the deferred gain when these agreements are entered. CIGNA expects the majority of the reinsured parties to enter into these agreements during the next two years.

OTHER MATTERS

Restructuring Programs

Operational effectiveness review. In the first quarter of 2004, CIGNA adopted a restructuring program associated with planned organizational changes to streamline functional support resources and to adjust its operations to current business volumes. As a result, CIGNA recognized in other operating expenses a total after-tax charge of $49 million ($75 million pre-tax) primarily for severance costs. This charge was related to the Health Care segment and Corporate.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care	Corporate	Total

First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	--	5

Total	44	31	75

First quarter 2004 activity:
Severance	(2)	(4)	(6)

Balance as of March 31,
2004	$42	$27	$69

As further plans are finalized, CIGNA expects to record additional charges in 2004 for vacating leased facilities and other costs. The total of all charges is not expected to exceed $60 million after-tax for 2004. CIGNA estimates after-tax savings from the current charge to be approximately $100 million annually.

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain certain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs. As of March 31, 2004, $7 million ($11 million pre-tax) of the severance has been paid. Annualized after-tax savings are estimated to be $15 million reflecting the elimination of salary and benefits costs for terminated employees.

Minimum Pension Liability

In connection with the sale of the retirement benefits business and the operational effectiveness review described above, CIGNA had a pension curtailment event, which required CIGNA to remeasure the assets and obligations of its domestic qualified pension plan as of March 31, 2004. As a result, CIGNA recorded an after-tax charge which decreased equity by $113 million. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 5.75%) used to determine the accumulated benefit obligation, partially offset by the effect of stock market appreciation on plan assets.

Other Acquisitions and Dispositions

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions, other than the sale of the retirement benefits business, are described below.

Sale of Lovelace Health Systems, Inc. In January 2003, CIGNA sold the operations of Lovelace, an integrated health care system, for cash proceeds of $209 million and recognized an after-tax gain of $32 million, which is reported in discontinued operations.

Sale of Brazilian Health Care Operations. In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations.

Regulatory and Industry Developments

Health care regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA’s business practices and will continue to do so in the future. In addition, CIGNA’s subsidiaries are routinely involved with various claims, lawsuits and regulatory audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA’s health care operations if it inhibits CIGNA’s ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

The United States Supreme Court heard arguments in March 2004 on a case involving a CIGNA subsidiary in which the issue is preemption by the Employee Retirement Income Security Act (ERISA) of a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. A determination that ERISA does not preempt state law would have an adverse effect on the health care industry and on CIGNA.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations have created significant regulatory requirements related to, among other things, the privacy of individually identifiable health care information, electronic data interchange and the security of electronic health information. CIGNA has instituted systems enhancements and training, and has undertaken other administrative efforts to satisfy these requirements.

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	narrowing of ERISA preemption of state laws;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

The health care industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Litigation and other legal matters. In January 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. All appeals of the court’s approval have been withdrawn, which permits implementation of the settlement. The settlement resolves for CIGNA and the plaintiff class all physician claims reflected in the litigation.

CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) in the third quarter of 2003 to increase the reserve for this settlement and other non-physician provider health care litigation. CIGNA had previously recognized an after-tax charge of $50 million ($77 million pre-tax) in 2002 for expected costs associated with the multi-district litigation. The reserve reflects expected insurance recoveries.

The U. S. Attorney’s Office for the Eastern District of Pennsylvania is investigating compliance with federal laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA has responded to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations.

In 2002, several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock.

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

See “Unicover and other run-off reinsurance” on page 29 for a description of legal matters arising out of the run-off reinsurance operations.

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

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Note 13 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

Segment Reporting

In the third quarter of 2003, CIGNA changed its segment presentation to report its health care operations and its separately managed group disability and life insurance operations as two discrete segments. Previously, results from these operations were combined as a single segment. In addition, CIGNA renamed its segments as Health Care, Disability and Life, Retirement, International, Run-off Reinsurance and Other Operations.

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

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees	$2,786	$3,143
Net investment income	72	68
Other revenues	309	272

Segment revenues	3,167	3,483
Benefits and expenses	2,924	3,286

Income before taxes	243	197
Income taxes	87	72

Segment earnings	$156	$125

Realized investment gains (losses), net of taxes	$4	$(8)

Special items (after-tax) included
in segment earnings:
Restructuring charge	$(29)	$--
Restructuring item	$--	$4

Results

Segment earnings increased for the first quarter of 2004, compared to the same period last year, reflecting lower operating expenses, improvement in the experience-rated business, favorable prior year development and higher specialty health care results, partially offset by the impact of lower membership.

Medical membership decreased from March 31, 2003, due to a decline in new business sales and lower retention of existing accounts. These declines are in part, attributable to CIGNA maintaining underwriting discipline in a competitive pricing environment, while working to overcome the negative impact from 2002 service disruptions related to the migration to new systems platforms. See “Operational Improvement” below for discussion of the key areas of focus in improving the results of the health care operations.

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

Segment earnings for the HMO and Indemnity operations were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

HMO operations	$142	$108
Indemnity operations	14	17

Total	$156	$125

Total special items (after-tax) for HMO
and Indemnity operations:
HMO operations	$(4)	$2
Indemnity operations	$(25)	$2

HMO results, excluding the special items noted above, increased in the first quarter of 2004, compared with the same period last year, primarily reflecting:

•	reduced operating expenses due to lower spending and increased productivity largely resulting from organizational changes and restructuring actions;
•	favorable prior year development compared to unfavorable development in the same period last year; and
•	higher earnings in pharmaceutical fulfillment and disease management services.

These factors were partially offset by the impact of membership declines.

Indemnity results, excluding the special items noted above, increased in the first quarter of 2004, compared with the same period last year, primarily due to improved results in:

•	experience-rated business, primarily reflecting margin improvement on renewal business, as well as favorable prior year development resulting from underwriting actions; and
•	guaranteed cost business driven by an improved medical cost ratio and favorable prior year development.

Premiums and Fees

Premiums and fees decreased in the first quarter of 2004, compared with the same period last year, because of membership declines partially offset by rate increases.

Premiums and fees by funding arrangement type were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Guaranteed cost	$1,362	$1,558
Experience-rated	1,041	1,151
Administrative services only	383	434

Total premiums and fees	$2,786	$3,143

Experience-rated premiums and fees include amounts associated with minimum premium funding arrangements since the risk profiles are similar. See page 11 of CIGNA’s 2003 Form 10-K for a description of funding arrangement types.

Medical Membership

As of March 31, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2004	2003

HMO	5.5	6.4
Indemnity (estimated)	4.7	5.9

The decline in HMO medical membership is primarily due to lower membership in both Commercial HMO plans and HMO ASO programs.

The decline in Indemnity medical membership primarily reflects cancellations of and lower enrollment in, Preferred Provider Organization (PPO) plans.

Operational Improvement

CIGNA continues to focus on improving operational effectiveness and the financial results of its health care operations. Key areas of focus are:

•	lowering medical cost trends;
•	continuing to deliver quality member service;
•	lowering administrative expenses; and
•	growing medical membership.

Lowering medical cost trend. In early 2003, CIGNA implemented a new centralized medical management model to help facilitate consistent levels of care for its members and to reduce infrastructure expenses. As a result, inpatient utilization rates, particularly in the Commercial HMO line of business, continue to decline through the first quarter of 2004.

CIGNA also expects to reduce its medical cost trend by managing unit medical costs more effectively. To help achieve this end, CIGNA is renegotiating contracts with certain facilities to limit growth in medical reimbursement costs.

Continuing to deliver quality member service. During 2002, CIGNA began transitioning to a new service and systems platform to improve the level and quality of service to its customers. Approximately 65% of health care members were serviced on this new platform by January 1, 2004. A recent survey of CIGNA’s new and existing customers who have moved to the new platforms suggests strong satisfaction rates, continuing the positive momentum that began in 2003. Migration to this new platform will continue into 2005.

Lowering administrative expenses. Early in 2004, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. See page 21 for further discussion of a charge in the first quarter of 2004 related to this matter. CIGNA continues to perform operational reviews in order to identify additional cost savings.

Growing medical membership. CIGNA is working to grow medical membership with:

•	a diverse product portfolio;
•	consistent member service delivery;
•	competitive provider networks;
•	strong clinical quality in medical, specialty health care and disability management; and
•	an effective suite of customer provider tools.

CIGNA believes these capabilities represent fundamental attributes of a leading provider of health care and related benefit solutions.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees	$475	$423
Net investment income	60	61

Segment revenues	535	484
Benefits and expenses	488	440

Income before taxes	47	44
Income taxes	12	10

Segment earnings	$35	$34

Realized investment gains
(losses), net of taxes	$1	$(9)

The Disability and Life segment includes group accident and specialty association business in addition to its disability and life insurance products.

Results

Disability and Life segment earnings remained strong in the first quarter of 2004, primarily reflecting continued solid execution in the disability, life and accident insurance businesses.

Premiums and Fees

Premiums and fees increased in the first quarter of 2004 compared to the same period last year primarily reflecting higher new business and strong customer retention in both disability and life products.

RETIREMENT

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees	$85	$90
Net investment income	355	406
Other revenues	165	--

Segment revenues	605	496
Benefits and expenses	560	419

Income before taxes	45	77
Income taxes	10	22

Segment earnings	$35	$55

Realized investment gains
(losses), net of taxes	$6	$(3)

Special items (after-tax) included
in segment earnings:
Effect of new accounting
pronouncement (see Note 2 to the
Financial Statements)	$(11)	$--

Results

Retirement segment earnings decreased in the first quarter of 2004, compared with the same period last year, due in part to the quarterly effect of a new accounting pronouncement (see Note 2 to the Financial Statements). Excluding this special item, results decreased $9 million primarily due to higher compensation and related benefit expenses to retain key employees associated with the sold business.

Other Revenues

Beginning October 1, 2003, other revenues include changes in fair value for fixed maturities and equity securities supporting experience-rated pension policyholder contracts. Under the experience-rating process, gains and losses on assets related to these contracts generally accrue to policyholders and are offset by amounts included in benefits, losses and settlement expenses.

Assets Under Management

Assets under management consist of invested assets and separate account assets, as well as third-party investment advisory account assets of the Retirement segment. Assets under management are a key driver of earnings for this segment because a significant portion of this segment’s revenues is based on asset values.

The following table shows assets under management and the related activity for the three months ended March 31.

(In millions)	2004	2003

Balance--January 1	$57,547	$53,757
Premiums and deposits	2,070	2,371
Investment income	574	617
Increase (decrease) in fair
value of assets	1,098	(955)
Customer withdrawals	(890)	(846)
Other, including participant
withdrawals and benefit
payments	(1,895)	(1,295)

Balance--March 31	$58,504	$53,649

Changes in assets under management are discussed below.

Premiums and deposits. For the three months of 2004, approximately 69% of premiums and deposits were from existing customers, and 31% were from sales to new customers and new plan sales to existing customers. For the three months of 2003, approximately 57% of premiums and deposits were from existing customers, and 43% were from sales to new customers and new plan sales to existing customers.

Fair value of assets. The fair value of assets under management fluctuates because of changes in the market value of fixed maturities, securities supporting experienced-rated pension policyholder contracts, related derivatives and equity securities. The increase in fair value of assets for the three months of 2004 was primarily attributable to market value appreciation of equity securities in separate accounts, compared with depreciation of these securities in 2003.

Other. The increase for the three months of 2004 includes higher withdrawals permitted by lower required surplus assets supporting certain statutory liabilities.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees	$239	$214
Net investment income	12	11
Other revenues	2	--

Segment revenues	253	225
Benefits and expenses	230	209

Income before taxes	23	16
Income taxes	8	6

Segment earnings	$15	$10

Realized investment gains,
net of taxes	$1	$--

Results

International segment earnings increased in the first quarter of 2004, compared to the same period last year, primarily due to:

•	improved results in the life, accident and health insurance business, primarily in Asia; and
•	the positive impact of the divestiture of non-strategic businesses.

Premiums and Fees

Premiums and fees increased in the first quarter of 2004 compared to the same period last year reflecting:

•	sales growth in the life, accident and health insurance operations, primarily in Asia; and
•	higher premiums and fees for the expatriate employee benefit business principally resulting from membership growth.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees	$21	$23
Net investment income	24	15
Other revenues	(30)	56

Segment revenues	15	94
Benefits and expenses	24	117

Loss before income tax benefits	(9)	(23)
Income taxes (benefits)	1	(8)

Segment loss	$(10)	$(15)

Realized investment gains (losses),
net of taxes	$1	$(1)

Results

Segment loss for the Run-off Reinsurance segment was lower in the first quarter of 2004, compared with the same period last year, primarily due to lower losses from contracts that guarantee minimum income benefits in part due to improvements in the stock market.

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures for guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts and foreign currency forward contracts. Other revenues include losses of $31 million for the three months of 2004 and gains of $56 million for the three months of 2003 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts are included in benefits, losses and settlement expenses.

Other Matters

Guaranteed minimum death benefit contracts. CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market risks as a result of this product.

To support its program to reduce the equity market risks associated with these contracts, CIGNA expects to adjust the futures and forward contract positions and enter into other positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 5 of CIGNA’s 2003 Annual Report to Shareholders.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed on page 17 of CIGNA’s 2003 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility as discussed in Note 6 to the Financial Statements) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.2 billion as of March 31, 2004 and December 31, 2003.

As of March 31, 2004, the aggregate fair value of the underlying mutual fund investments was approximately $48.2 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.3 million contractholders had died on that date) was approximately $11.6 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional or face amount of the futures and forward contract positions held by CIGNA at March 31, 2004, was $1.7 billion.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 33 for further information.

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

Run-off Reinsurance also includes other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced. CIGNA also bears the risk of the financial condition of its retrocessionaires and their ability to meet their reinsurance obligations to CIGNA.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2004, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Premiums and fees	$18	$22
Net investment income	80	97
Other revenues	47	48

Segment revenues	145	167
Benefits and expenses	129	134

Income before taxes	16	33
Income taxes	6	13

Segment earnings	$10	$20

Realized investment gains,
(net of taxes)	$1	$--

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	settlement annuity business; and
•	certain investment management services.

Results

Segment earnings for Other Operations declined in the first quarter of 2004 compared to the same period last year primarily due to higher severance and employee retention costs for investment operations supporting the sold retirement benefits business. Revenues and benefits expenses continue to decline with the run-out of the leveraged corporate insurance business.

Other Matters

Tax benefits for corporate life insurance. Federal legislation in 1996 eliminated on a prospective basis the tax deductibility of policy loan interest for most leveraged corporate life insurance products, and an Internal Revenue Service (IRS) initiative in 2001 encouraged policyholders to settle tax disputes regarding these products. As a result, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline.

CORPORATE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

Segment loss	$(38)	$(20)

Special items (after-tax)
included in segment
earnings:
Restructuring charge	$(20)	$--

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss increased for the first quarter of 2004, compared with the same period of the prior year, primarily because of the effects of the restructuring charge in the period (see page 21).

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Three Months Ended
(In millions)	March 31, 2003

Revenues	$--

Loss before income tax benefits	$(3)
Income tax benefits	(1)

Loss from operations	(2)
Gains on sales, net of taxes of $25	50

Income from discontinued operations	$48

Results from discontinued operations primarily consist of after-tax gains on sales of businesses (see page 21 for additional information).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from continuing operations for the three months ended March 31, 2004 are as follows:

(In millions)	2004	2003

Operating activities	$1,073	$552
Investing activities	$(515)	$414
Financing activities	$(459)	$(480)

Cash and cash equivalents increased $99 million in 2004 and increased $486 million in 2003. Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA’s program to manage equity market risk related to guaranteed minimum death benefit contracts, investment income, taxes, and benefits, losses and expenses.

2004:

•

The increase in cash flows from operating activities primarily reflects 2004 net proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts of $782 million. The classification of such proceeds as operating began in the fourth quarter of 2003; accordingly there was no comparable amount in the first quarter of 2003. Such proceeds were used to fund most of the 2004 withdrawals from contractholder deposit funds discussed below under financing. Partially offsetting this item was a $268 million reduction in tax refunds compared to 2003.

•	Cash used in investing activities primarily consisted of net purchases of investments ($493 million), and net purchases of property and equipment ($18 million).

•	Cash used in financing activities consisted primarily of payments of dividends on common stock ($47 million) and net withdrawals from contractholder deposit funds ($431 million).

2003:

•

Cash provided by investing activities consisted of net proceeds of investments (approximately $231 million) and proceeds on sale of business ($209 million, partially offset by net purchases of property and equipment ($26 million).

•

Cash used in financing activities consisted primarily of payments of dividends on common stock ($46 million), net withdrawals from contractholder deposit funds ($314 million) and repayment of debt ($120 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and the proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Senior management, guided by regulatory requirements and rating agency capital guidelines, determines the amount of capital resources that CIGNA maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

With the net proceeds from the sale of the retirement benefits business (approximately $1.6-$1.7 billion) and the dividends to the parent company that CIGNA anticipates from its operating subsidiaries during 2004 (approximately $550-$600 million), CIGNA expects to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of its subsidiaries;
•	maintain at least $500 million of uncommitted cash at the parent company level through 2004; and
•	return capital to investors through share repurchase and debt retirement.

Upon closing the sale of the retirement benefits business, CIGNA reinitiated its share repurchase program and repurchased 522,715 shares for $36 million in April 2004. CIGNA did not repurchase any shares during the first quarter of 2004 or 2003. The total remaining share repurchase authorization as of April 29, 2004, was $536 million.

In addition, CIGNA approved a new dividend policy. This policy, which reduces CIGNA’s quarterly dividend to shareholders to $.025 per share, is more consistent with the dividend policies of other managed care companies.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

As of March 31, 2004, CIGNA had available $260 million in committed lines of credit. These lines are provided by U.S. banks and typically have terms ranging from one to three years. Approximately $160 million of CIGNA’s available lines of credit will expire within the next twelve months.

In May 2003, CIGNA entered into a syndicated bank letter of credit agreement for $433 million in support of an internal reinsurance arrangement. A letter of credit in a nominal amount is currently issued under this new agreement.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient resources to:

•	provide any funding to subsidiaries needed to support growth and maintain or improve their financial strength ratings;
•	provide for the capital requirements of its subsidiaries;
•	meet debt service requirements and pay dividends to CIGNA shareholders;
•	satisfy pension plan funding requirements; and
•	fund CIGNA’s program to reduce the equity market risks associated with guaranteed minimum death benefit contracts.

However, if CIGNA’s projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;

•	a substantial insurance or contractholder liability becomes due before related investment assets mature; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash.

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as lines of credit.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of April 29, 2004, the current ratings of CIGNA and CG Life (CIGNA’s principal subsidiary) were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings

		Senior Debt	Commercial Paper

A.M. Best	A-	--	--
Moody's	A3	Baa3	P3
S&P	A-	BBB	A2
Fitch	A	BBB	F2

Following the close of the sale of the retirement benefits business, Standard and Poor’s and Fitch reduced by one notch CG Life’s rating, and Fitch reduced by one notch CIGNA’s senior debt rating.

CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings that meet customers’ expectations, and to improving the earnings of the health care business. While CIGNA does not expect the recent ratings changes to have a material impact on its business, further ratings downgrades of CG Life could adversely affect new sales and retention of current business. Lower ratings at the parent company level would increase the cost to borrow funds.

Guarantees and Contractual Obligations

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided and contractual obligations entered into in the ordinary course of business.

Separate account assets, primarily associated with the retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2004, employers maintained assets that exceeded 102% to 132% of benefit obligations. Benefit obligations under these arrangements were $3.5 billion as of March 31, 2004 and December 31, 2003. There were no additional liabilities required for these guarantees as of March 31, 2004, or December 31, 2003.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $1.9 billion as of March 31, 2004, and $2.0 billion as of December 31, 2003. There were no additional liabilities required for these guarantees as of March 31, 2004, or December 31, 2003.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $303 million as of March 31, 2004, and $304 million as of December 31, 2003. CIGNA had additional liabilities for this guarantee of $16 million as of March 31, 2004, and $15 million as of December 31, 2003.

CIGNA guaranteed construction loans of $27 million as of March 31, 2004, and $26 million as of December 31, 2003, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of March 31, 2004, or December 31, 2003.

CIGNA had indemnification obligations to lenders up to $340 million as of March 31, 2004, and $329 million as of December 31, 2003, related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2004 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2004, or December 31, 2003.

As of March 31, 2004 and December 31, 2003, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA has indemnification obligations as of March 31, 2004, and December 31, 2003, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2004, or December 31, 2003.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Guaranteed minimum income benefit contracts. CIGNA has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, policy surrenders, credit risk and annuity election rates.

As annuitants begin to become eligible to elect their income benefit annuity later in 2004 and during 2005, CIGNA will monitor actual experience against its annuity election rate assumptions.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits, and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014), and
•	All underlying mutual fund investment values remained at the March 31, 2004 value of $3.3 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.3 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 80% of the exposures on these contracts. CIGNA has revised credit risk assumptions for about 25% of the exposures on these contracts.

As of March 31, 2004, CIGNA had liabilities of $90 million related to these contracts and amounts recoverable from reinsurers of $63 million. CIGNA had an additional liability of $39 million associated with the cost of reinsurance as of March 31, 2004. As of December 31, 2003, CIGNA had liabilities of $74 million related to these contracts and amounts recoverable from reinsurers of $51 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003. In the first quarter of 2003, CIGNA reduced its amount recoverable from reinsurers’ by $9 million pre-tax related to revised credit risk assumptions. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. As of March 31, 2004, CIGNA’s contractual obligations included $101 million in nonrecourse obligations due as follows: $60 million in 2004; $18 million in 2005 and 2006; and $23 million in 2007 and 2008. See Note 2 to the Financial Statements for additional information.

CIGNA funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Security Act of 1974 (ERISA). As a result of recent changes in minimum funding requirements, CIGNA expects to make domestic pension plan contributions of approximately $175 million in 2004.

INVESTMENT ASSETS

CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 8, 9, and 10 to the Financial Statements in CIGNA’s 2003 Annual Report to Shareholders and Form 10-K.

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage-backed and other asset-backed securities and redeemable preferred stocks. Securities supporting experience-rated pension policyholder contracts predominantly consist of fixed maturities.

CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

A significant portion of CIGNA’s investment assets is attributable to experience-rated pension policyholder contracts associated with the retirement benefits business. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	March 31, 2004	December 31, 2003

Securities supporting
experience-rated pension
policyholder contracts	100%	100%
Mortgage loans	54%	54%
Real estate	21%	46%
Other long-term investments	15%	24%

Problem and Potential Problem Investments

“Problem” bonds and mortgage loans are either delinquent or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.” For example, CIGNA considers mortgage loans to be potential problems if the borrower has requested restructuring, or principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $3 million for the first quarter of 2004, compared to $2 million for the first quarter of 2003. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs (including amounts attributable to policyholder contracts):

(In millions)	March 31, 2004	December 31, 2003

Problem bonds	$134	$132
Potential problem bonds	$113	$161
Problem mortgage loans	$35	$24
Potential problem mortgage loans	$331	$335
Foreclosed real estate held and used	$22	$23

Summary

The effects of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and on amounts attributable to policyholder contracts were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003

CIGNA	$6	$23
Policyholder contracts	$1	$36

CIGNA’s portion of these losses is a component of realized investment results, which are discussed on page 19. The 2004 amounts attributable to policyholder contracts generally decreased because securities supporting experience-rated pension policyholder business are now reported in a trading portfolio.

The weakness in certain sectors of the economy is likely to cause additional investment losses. These investment losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on its liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK

Market Risk of Financial Instruments

CIGNA’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest rate risk, foreign currency exchange rate risk, and equity price risk.

CIGNA uses futures and forward contracts as part of a program to substantially reduce the effect of equity market changes on certain specialty life reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese) and PAN-EURO equity indices and a 10% weakening in the U.S. dollar to the Japanese yen and Euro would have been a decrease of approximately $150 million in the fair value of the futures and forward contracts outstanding under this program as of March 31, 2004. A corresponding decrease in liabilities for certain guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit contracts (see page 28) and guaranteed minimum income benefit contracts (see page 33); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, the use of proceeds from CIGNA’s sale of its retirement benefits business, CIGNA’s restructuring programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA’s full year 2004 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA’s health care operations, including increased use and costs of medical services;
2.

increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on page 22 for more information);

3.

challenges and risks associated with implementing the improvement initiatives in the health care operations, the organizational realignment and the reduction of overall CIGNA and health care cost structure, including that operational efficiencies and medical cost benefits do not emerge as expected;

4.	risks associated with the amount and timing of gain recognition on the sale of CIGNA’s retirement benefits business;
5.

risks associated with pending and potential state and federal health care class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation challenging CIGNA’s businesses and the outcome of pending government proceedings;

6.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA’s businesses;
7.	significantly greater than expected reductions in medical membership;
8.	significant changes in interest rates;
9.	downgrades in the financial strength ratings of CIGNA’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business;
10.

limitations on the ability of CIGNA’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;

11.

inability of the program adopted by CIGNA to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures and forward contracts and in matching such contracts to the underlying equity risk);

12.

adjustments to the reserve assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating CIGNA’s liabilities for reinsurance contracts that guarantee minimum death benefits under certain variable annuities;

13.

adjustments to the assumptions (including annuity election rates) used in estimating CIGNA’s assets and liabilities for reinsurance contracts that guarantee minimum income benefits under certain variable annuities;

14.

significant stock market declines, which could, among other things, result in increased pension expenses in CIGNA’s pension plan in future periods and the recognition of additional pension obligations;

15.

unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

16.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA’s operations and investments; and
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CIGNA described multi-district health care litigation against CIGNA and several competitors, including the federal cases Shane v. Humana, Inc. et al. and Mangieri v. CIGNA Corporation as well as the Illinois state suit Kaiser and Corrigan v. CIGNA Corporation, et al., in its Form 10-K for the year ended December 31, 2003. As reported in that Form 10-K, in January 2004 the Florida federal court handling the litigation approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. By the end of April 2004, all appeals of the court’s approval were withdrawn, permitting implementation of the settlement. The settlement resolves for CIGNA and the plaintiff class all physician claims reflected in the litigation.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended March 31, 2004, and between such date and the filing of this Form 10-Q, CIGNA filed or furnished the following reports on Form 8-K:

•	dated April 30, 2004, Item 12 — containing a news release announcing results for the first quarter of 2004;

•	dated April 5, 2004, Item 12 — containing a news release relating to the outlook for the first quarter and full year of 2004;

•

dated April 1, 2004, Items 2 and 7 — containing pro forma financial statements and other information regarding the completion of the sale of its retirement benefits business to Prudential Financial, Inc.;

•	dated April 1, 2004, Items 5 and 7 — containing a news release announcing the completion of the sale of its retirement benefits business to Prudential Financial, Inc.;

•	dated March 16, 2004, Item 9 — containing a Regulation FD disclosure;

•	dated March 10, 2004, Item 9 — containing a Regulation FD disclosure;

•	dated March 2, 2004, Item 9 — containing a Regulation FD disclosure; and

•	dated February 6, 2004, Item 12 — containing a news release announcing results for the fourth quarter and full year of 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

Date: April 30, 2004	By:	/s/ Michael W. Bell
Michael W. Bell Executive Vice President and Chief Financial Officer

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1