Form 10-Q
period 2004-06-30
CIGNA CORP
filed 2004-08-04
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x No _

        As of June 30, 2004, 137,526,222 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

REVENUES
Premiums and fees	$3,507	$3,859	$7,131	$7,774
Net investment income	355	668	958	1,326
Other revenues	356	(2)	830	356
Realized investment gains	415	109	436	78

Total revenues	4,633	4,634	9,355	9,534

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	2,485	3,330	5,449	6,579
Policy acquisition expenses	61	61	125	120
Other operating expenses	1,311	1,320	2,678	2,630

Total benefits, losses and expenses	3,857	4,711	8,252	9,329

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	776	(77)	1,103	205

Income taxes (benefits):
Current	451	63	595	(8)
Deferred	(190)	(87)	(224)	78

Total taxes (benefits)	261	(24)	371	70

INCOME (LOSS) FROM CONTINUING OPERATIONS	515	(53)	732	135

INCOME FROM DISCONTINUED OPERATIONS	-	-	-	48

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	515	(53)	732	183

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(139)	-

NET INCOME (LOSS)	$515	$(53)	$593	$183

EARNINGS PER SHARE - BASIC

INCOME (LOSS) FROM CONTINUING OPERATIONS	$3.71	$(0.38)	$5.25	$0.97
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.34

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	3.71	(0.38)	5.25	1.31

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(1.00)	-

NET INCOME (LOSS)	$3.71	$(0.38)	$4.25	$1.31

EARNINGS PER SHARE - DILUTED

INCOME (LOSS) FROM CONTINUING OPERATIONS	$3.67	$(0.38)	$5.19	$0.96
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.34

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	3.67	(0.38)	5.19	1.30

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(0.98)	-

NET INCOME (LOSS)	$3.67	$(0.38)	$4.21	$1.30

DIVIDENDS DECLARED PER SHARE	$0.025	$0.330	$0.355	$0.660

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of June 30, 2004		As of December 31, 2003

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $15,776; $15,772)		$16,415		$17,121
Securities supporting experience-rated pension policyholder
contracts, at fair value (amortized cost, $-; $10,558)		-		11,222
Equity securities, at fair value (cost, $111; $47)		155		78
Mortgage loans		3,707		8,655
Policy loans		1,585		1,572
Real estate		74		146
Other long-term investments		379		717
Short-term investments		284		147

Total investments		22,599		39,658
Cash and cash equivalents		3,033		1,392
Accrued investment income		275		468
Premiums, accounts and notes receivable		2,672		3,026
Reinsurance recoverables		21,759		6,395
Deferred policy acquisition costs		481		580
Property and equipment		868		973
Deferred income taxes		1,583		1,001
Goodwill		1,620		1,620
Other assets, including other intangibles		465		447
Separate account assets		36,658		35,393

Total assets		$92,013		$90,953

LIABILITIES
Contractholder deposit funds		$26,339		$26,979
Unpaid claims and claim expenses		4,144		4,708
Future policy benefits		11,298		11,545
Unearned premiums		357		326

Total insurance and contractholder liabilities		42,138		43,558
Accounts payable, accrued expenses and other liabilities		7,460		5,960
Long-term debt		1,438		1,500
Nonrecourse obligations		47		23
Separate account liabilities		36,658		35,393

Total liabilities		87,741		86,434

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 276; 275)		69		69
Additional paid-in capital		3,331		3,279
Net unrealized appreciation, fixed maturities	$219		$610
Net unrealized appreciation, equity securities	25		29
Net unrealized depreciation, derivatives	(6)		(12)
Net translation of foreign currencies	(16)		(14)
Minimum pension liability adjustment	(819)		(667)

Accumulated other comprehensive income (loss)		(597)		(54)
Retained earnings		10,325		9,782
Less treasury stock, at cost		(8,856)		(8,557)

Total shareholders' equity		4,272		4,519

Total liabilities and shareholders' equity		$92,013		$90,953

SHAREHOLDERS' EQUITY PER SHARE		$31.09		$32.14

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
   SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended June 30,	2004		2003

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$69		$68

Additional paid-in capital, April 1		3,322		3,241
Issuance of common stock for employee benefits plans		9		5

Additional paid-in capital, June 30		3,331		3,246

Accumulated other comprehensive loss, April 1		1		(125)
Net unrealized appreciation (depreciation), fixed maturities	$(544)	(544)	$186	186
Net unrealized depreciation, equity securities	(3)	(3)	(1)	(1)

Net unrealized appreciation (depreciation) on securities	(547)		185
Net unrealized depreciation, derivatives	(1)	(1)	(3)	(3)
Net translation of foreign currencies	(11)	(11)	6	6
Minimum pension liability adjustment	(39)	(39)	(13)	(13)

Other comprehensive income (loss)	(598)		175

Accumulated other comprehensive income (loss), June 30		(597)		50

Retained earnings, April 1		9,813		9,489
Net income (loss)	515	515	(53)	(53)
Common dividends declared		(3)		(46)

Retained earnings, June 30		10,325		9,390

Treasury stock, April 1		(8,577)		(8,538)
Repurchase of common stock		(284)		-
Other treasury stock transactions, net		5		(5)

Treasury stock, June 30		(8,856)		(8,543)

TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$(83)	$4,272	$122	$4,211

Six Months Ended June 30,

Common stock		$69		$68

Additional paid-in capital, January 1		3,279		3,212
Issuance of common stock for employee benefits plans		52		34

Additional paid-in capital, June 30		3,331		3,246

Accumulated other comprehensive loss, January 1		(54)		(202)
Net unrealized appreciation (depreciation), fixed maturities	$(391)	(391)	$254	254
Net unrealized depreciation, equity securities	(4)	(4)	(4)	(4)

Net unrealized appreciation (depreciation) on securities	(395)		250
Net unrealized appreciation (depreciation), derivatives	6	6	(5)	(5)
Net translation of foreign currencies	(2)	(2)	20	20
Minimum pension liability adjustment	(152)	(152)	(13)	(13)

Other comprehensive income (loss)	(543)		252

Accumulated other comprehensive income (loss), June 30		(597)		50

Retained earnings, January 1		9,782		9,299
Net income	593	593	183	183
Common dividends declared		(50)		(92)

Retained earnings, June 30		10,325		9,390

Treasury stock, January 1		(8,557)		(8,510)
Repurchase of common stock		(284)		-
Other treasury stock transactions, net		(15)		(33)

Treasury stock, June 30		(8,856)		(8,543)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$50	$4,272	$435	$4,211

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$732	$135
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(699)	(19)
Reinsurance recoverables	155	128
Deferred policy acquisition costs	(49)	(33)
Premiums, accounts and notes receivable	341	69
Accounts payable, accrued expenses and other liabilities	(63)	(70)
Current income taxes	475	319
Deferred income taxes	(224)	78
Realized investment (gains)	(436)	(78)
Depreciation and amortization	113	117
Gains on sales of businesses (excluding discontinued operations)	(75)	(33)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	954	-
Other, net	39	27

Net cash provided by operating activities of continuing operations	1,263	640

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,124	4,049
Equity securities	19	184
Mortgage loans	79	541
Other (primarily short-term investments)	4,474	3,090
Investment maturities and repayments:
Fixed maturities	447	1,343
Mortgage loans	408	505
Investments purchased:
Fixed maturities	(2,477)	(5,428)
Equity securities	(14)	(67)
Mortgage loans	(478)	(1,058)
Other (primarily short-term investments)	(4,344)	(3,221)
Proceeds from sale of business	2,103	209
Property and equipment, net	(32)	(46)
Other, net	(25)	-

Net cash provided by investing activities of continuing operations	1,284	101

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	2,045	3,242
Withdrawals and benefit payments from contractholder deposit funds	(2,577)	(3,561)
Net change in short-term debt	-	(3)
Repayment of long-term debt	(76)	(127)
Repurchase common stock	(272)	-
Issuance of common stock	24	-
Common dividends paid	(50)	(92)

Net cash used in financing activities of continuing operations	(906)	(541)

Net increase in cash and cash equivalents	1,641	200
Cash and cash equivalents, beginning of period	1,392	1,575

Cash and cash equivalents, end of period	$3,033	$1,775

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$107	$(327)
Interest paid	$57	$59

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

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. In the second quarter of 2004, CIGNA sold its retirement benefits business. See Note 4 regarding this sale.

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

As permitted by the implementation issue and the Statement of Position (SOP) described below, CIGNA reclassified securities supporting experience-rated pension policyholder contracts associated with its retirement benefits business to trading in the fourth quarter of 2003, and reported these securities in a separate balance sheet caption until the sale of the retirement benefits business on April 1, 2004. Under the experience-rating process, unrealized gains and losses recognized for these securities accrued to policyholders. Accordingly, the reclassification did not affect CIGNA’s net income.

Long-Duration Contracts. Effective January 1, 2004, CIGNA implemented SOP 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

The SOP addresses accounting for certain contractual features of investment-related and universal life contracts and for separate accounts. The cumulative effect of implementing the SOP in the first quarter of 2004 was a reduction to net income of $139 million, of which $136 million resulted from recording liabilities for certain experience-rated pension policyholder contracts based on the appreciated value of associated pools of investments, primarily mortgage loans and real estate. CIGNA recorded additional benefits expense of $17 million pre-tax ($11 million after-tax) in the first quarter of 2004 to reflect the post-implementation effect of this accounting requirement. The sale of CIGNA’s retirement benefits business generally resulted in the transfer to the buyer of the pool of investments and securities supporting experience-rated pension policyholder contracts discussed above. See Note 4 for information about this sale.

The remaining cumulative effect resulted from implementing the SOP’s requirements applicable to universal life contracts. CIGNA’s accounting for reinsurance of guaranteed minimum death benefit contracts and guaranteed minimum income benefit contracts was not affected by the provisions of the SOP.

Consolidation. On March 31, 2004, CIGNA implemented FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, that provides criteria for consolidating certain entities based on majority ownership of expected losses or residual returns. At implementation, CIGNA recorded additional assets and liabilities, primarily associated with real estate joint ventures, of $98 million each, including $83 million of nonrecourse liabilities.

At June 30, 2004, CIGNA had consolidated real estate joint venture assets of $117 million, including $54 million of real estate investments and liabilities of $90 million, including $13 million of variable rate debt due by 2008, $25 million of nonrecourse obligations and $52 million of other liabilities.

At June 30, 2004, CIGNA had consolidated amounts associated with certain variable interest entities that issue investment products secured by commercial loan pools as follows: investments of $143 million and nonrecourse liabilities of $37 million, including $22 million of nonrecourse obligations and $15 million of other nonrecourse liabilities.

At December 31, 2003, CIGNA had recorded variable interest entities as follows: real estate joint ventures with assets of $20 million and nonrecourse liabilities of $5 million and, for entities that issue investment products secured by commercial loan pools, assets of $215 million and nonrecourse liabilities of $40 million, including $23 million of nonrecourse obligations and $17 million of other nonrecourse liabilities.

Other postretirement benefits. See Note 7 for a discussion of the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

NOTE 3 - STOCK COMPENSATION

Stock compensation. CIGNA uses the intrinsic value method of accounting for stock options granted to employees. The following table illustrates the effect on CIGNA’s reported net income (loss) and earnings (loss) per share (using the Black-Scholes option-pricing model for stock options) if compensation expense was based on the fair value method of accounting for all stock awards.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income (loss) as reported	$515	$(53)	$593	$183
Compensation expense
(recovery) for restricted
stock grants at fair value,
net of taxes (benefits),
included in net income
(loss) as reported	(3)	--	1	4
Total compensation
expense for stock
options and restricted
stock grants under
fair value method for all
awards, net of taxes	(8)	(9)	(22)	(22)

Pro forma net income
(loss)	$504	$(62)	$572	$165

Basic - as reported	$3.71	$(0.38)	$4.25	$1.31
Basic - pro forma	$3.63	$(0.44)	$4.10	$1.18
Diluted - as reported	$3.67	$(0.38)	$4.21	$1.30
Diluted - pro forma	$3.59	$(0.44)	$4.07	$1.18

Recovery of compensation costs for restricted stock grants is due to increased forfeitures resulting from attrition, restructuring activities and the sale of the retirement benefits business. See Notes 4 and 5 for additional information.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an after-tax gain of $809 million, of which $267 million after-tax was recognized immediately. Of this amount, $259 million after-tax was recorded in realized investment gains and $8 million after-tax was recorded in other revenues.

As this transaction was primarily in the form of a reinsurance arrangement, $542 million of the after-tax gain was deferred and will be amortized over future periods at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). The gain amortization is subject to acceleration as the reinsured liabilities are directly assumed by the buyer. In the second quarter of 2004, CIGNA recognized $33 million pre-tax ($22 million after-tax) in other revenues in the Run-off Retirement segment for gain amortization. The sales agreement provides for post-closing adjustments; however, any future adjustments are not expected to be material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Upon closing the sale, CIGNA reinsured $16.0 billion of contractholder liabilities under an indemnity reinsurance arrangement and $35.3 billion of insurance, contractholder and separate account liabilities under modified coinsurance arrangements, including $32.0 billion in separate account liabilities. CIGNA also transferred $17.3 billion of invested assets along with other assets and liabilities.

At June 30, 2004, CIGNA had approximately $3.3 billion of invested assets, primarily fixed maturities and mortgage loans, supporting certain modified coinsurance arrangements with the buyer, of which $2.0 billion was held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying modified coinsurance arrangements. As a result of these modified coinsurance arrangements, CIGNA has embedded derivatives that transfer to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. Decreases or significant increases in interest rates or credit risks could result in material volatility in CIGNA’s consolidated net income into 2006. In the second quarter of 2004, CIGNA recorded $41 million pre-tax in other revenues for these effects. These effects were offset by a pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under these arrangements.

The modified coinsurance arrangement supported by the $2.0 billion business trust provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities. In the second quarter of 2004, CIGNA reclassified unrealized appreciation of $166 million after-tax from shareholders’ equity to other liabilities for this modified coinsurance arrangement.

See Note 11 for additional information.

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

Lovelace and Brazilian Health Care Discontinued Operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY	Six Months Ended
(In millions)	June 30, 2003

Income Statement Data
Revenues	$--

Loss before income tax benefits	$(3)
Income tax benefits	(1)

Loss from operations	(2)
Gains on sales, net of taxes of $25	50

Income from discontinued operations	$48

NOTE 5 - RESTRUCTURING PROGRAMS

Operational effectiveness review. In the first quarter of 2004, CIGNA adopted a restructuring program associated with planned organizational changes to streamline functional support resources and to adjust its operations to current business volumes. As a result, CIGNA recognized in other operating expenses a total after-tax charge of $49 million ($75 million pre-tax) primarily in the Health Care segment and Corporate, mostly for severance costs.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total

First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	--	5

Total	44	31	75

First quarter 2004
payments:
Severance	(2)	(4)	(6)

Balance as of March 31, 2004	42	27	69

Second quarter 2004
charge:
Severance	--	4	4
Real estate and other	3	--	3

Total	3	4	7

Second quarter 2004
payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	--	(1)

Balance as of June 30, 2004	$34	$23	$57

In the second quarter of 2004, CIGNA approved the outsourcing of certain staff functions and recorded a pre-tax charge of $4 million for severance costs. CIGNA also vacated certain leased facilities during the quarter and recorded a pre-tax charge of $3 million.

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain certain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs. As of June 30, 2004, this program was substantially completed.

NOTE 6 - GUARANTEED MINIMUM DEATH BENEFIT AND INCOME BENEFIT CONTRACTS

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market exposures as a result of this product.

As a result of equity market declines and volatility early in the third quarter of 2002, CIGNA evaluated alternatives for addressing the exposures associated with these reinsurance contracts, considering the possibility of continued depressed equity market conditions, the potential effects of further equity market declines and the impact on future earnings and capital. As a result of this evaluation, CIGNA implemented a program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In the second quarter of 2003, CIGNA began using foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with this business.

CIGNA expects to adjust the futures and forward contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 5 of CIGNA’s 2003 Annual Report to Shareholders.

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 17 of CIGNA’s 2003 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in

_________________

*	Includes restructuring charges of $2 million pre-tax for the six months of 2004 in the Disability and Life segment.

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

In the third quarter of 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to these guaranteed minimum death benefit contracts and to adopt the program described above to substantially reduce equity market risks related to these contracts.

The $720 million after-tax charge consisted of:

•

$580 million, reflecting the reduction in assumed future equity market returns as a result of implementing the program. CIGNA determines liabilities under the reinsurance contracts using an assumption for expected future performance of equity markets. A consequence of implementing the program is, effectively, a reduction in the assumption for expected future performance of equity markets, as the futures contracts essentially eliminate the opportunity to achieve previously expected market returns;

•	$100 million, reflecting deterioration in equity markets that occurred in the third quarter of 2002 (prior to implementation of the program); and

•	$40 million, driven by changes for the following:
•	lower assumed lapse rates based on expectations that lower surrenders will occur due to increased death benefits resulting from stock market declines;
•	higher assumed mortality based on experience since mid-2001;
•	higher assumed market volatility, based on recent experience and expected higher S&P 500 volatility; and
•	a lower assumed discount rate to reflect anticipated funding of the reserve increase at yields lower than the existing assumption.

In the second quarter of 2003, CIGNA recognized an after-tax charge to increase reserves related to these guaranteed minimum death benefit contracts of $286 million ($441 million pre-tax) following an analysis of experience and reserve assumptions relating to these reserves.

Prior to the second quarter of 2003, CIGNA’s experience of partial surrenders under its guaranteed minimum death benefit contracts was not sufficient to support an explicit reserve assumption. Separately, from mid-2002 through the first quarter of 2003, CIGNA experienced continued adverse mortality development under these contracts. During the second quarter of 2003, CIGNA conducted a special review of the emerging partial surrender activity to determine if sufficient credible data existed for an explicit reserve assumption. The review also included a detailed study of other reserve assumptions, including mortality, to validate the cause of the adverse experience and to determine whether or not long-term mortality expectations should be changed.

As a result of the review, CIGNA recorded the after-tax charge of $286 million referenced above consisting of the following:

•

$169 million for the addition of an explicit assumption for both actual and projected future partial surrenders. This estimate is based on annual election rates that vary depending on the net amount at risk for each policy (see below for more information);

•	$56 million primarily reflecting refinements to assumptions relating to the timing of lapses, death benefits and premiums to better reflect CIGNA’s experience;
•	$39 million due to higher assumed mortality reflecting adverse experience based on annuitant deaths during the period from late 2000 into 2003; and
•

$22 million resulting from a decrease in assumed mean investment performance reflecting experience and future expectations based on history for similar investments and considering CIGNA’s program to reduce equity market exposures.

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.1 billion as of June 30, 2004 and $1.2 billion as of December 31, 2003. Benefits incurred, net of ceded amounts, were $4 million for the second quarter and $16 million for the six months of 2004 compared with $176 million for the second quarter and $265 million for the six months of 2003. Benefits paid, net of ceded amounts, were $37 million for the second quarter and $79 million for the six months of 2004, compared with $85 million for the second quarter and $174 million for the six months of 2003.

CIGNA recorded in other revenues pre-tax losses of $29 million for the second quarter and $60 million for the six months of 2004, and pre-tax losses of $312 million for the second quarter and $256 million for the six months of 2003 from the futures and forward contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits, losses and settlement expenses. The notional or face amount of the futures and forward contract positions held by CIGNA at June 30, 2004, was $1.7 billion.

As of June 30, 2004, the aggregate fair value of the underlying mutual fund investments was approximately $46.7 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.2 million contractholders had died on that date) was approximately $11.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

CIGNA is providing the following information about its reserving methodology and assumptions for guaranteed minimum death benefits in response to SOP 03-01, described in Note 2, which was effective in the first quarter of 2004.

•

The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•

The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-10% depending on the net amount at risk for each policy.

•	The mean investment performance assumption is 5% considering CIGNA’s program to reduce equity market exposures using futures and forward contracts (described above).
•	The volatility assumption is 16-31%, varying by equity fund type; 4-8%, varying by bond fund type; and 1% for money market funds.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
•	The discount rate is 5.75%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death, by type of benefit as of June 30, 2004 and December 31, 2003. The net amount at risk is the death benefit coverage in force or the amount that CIGNA would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

	As of
(Dollars in millions)	June 30, 2004	December 31, 2003

Highest annuity value
Account value	$39,241	$41,497
Net amount at risk	$9,658	$10,951
Average attained age of contractholders	65	65
Anniversary value reset
Account value	$3,122	$4,474
Net amount at risk	$260	$309
Average attained age of contractholders	59	59
Other
Account value	$4,347	$6,530
Net amount at risk	$1,258	$1,660
Average attained age of contractholders	63	64
Total
Account value	$46,710	$52,501
Net amount at risk	$11,176	$12,920
Average attained age of contractholders
(weighted by exposure)	65	64
Number of contractholders	1.2 million	1.4 million

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 13 for further information.

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. CIGNA funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). As a result of recent changes in minimum funding requirements, CIGNA expects to make total domestic pension plan contributions of approximately $175 million in 2004.

Components of net pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Service cost	$16	$20	$38	$40
Interest cost	55	56	110	111
Expected return on plan
assets	(48)	(50)	(96)	(100)
Amortization of
net loss from past
experience	30	5	48	11

Net pension cost	$53	$31	$100	$62

In connection with the sale of the retirement benefits business and the operational effectiveness review, CIGNA had a pension curtailment event, which required CIGNA to remeasure the assets and obligations of its domestic qualified plan as of March 31, 2004. In addition, CIGNA completed the annual update of plan participant data in the second quarter of 2004. As a result, CIGNA increased plan obligations, which decreased equity by $39 million after-tax for the second quarter and $152 million after-tax for the six months of 2004. These charges were primarily due to a reduction in long-term interest rates (from 6.25% to 5.75%) used to determine the accumulated benefit obligation, as well as the annual update of plan participant data, partially offset by the effect of stock market appreciation on plan assets.

Other postretirement benefits. In the second quarter of 2004, CIGNA recognized the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, retroactive to January 1, 2004 in determining its accumulated other postretirement benefit obligation and net other postretirement benefit cost. The effects of retroactive application were to reduce the accumulated other postretirement benefit obligation as of January 1, 2004, by $18 million pre-tax and to reduce the net other postretirement benefit cost by less than $1 million pre-tax. In addition, in the second quarter of 2004, CIGNA amended its postretirement medical benefits plan to integrate pharmacy benefits with the 2003 Act. This amendment reduced the accumulated other postretirement benefit obligation as of June 30, 2004 by $29 million pre-tax.

Components of net other postretirement benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Service cost	$--	$--	$1	$1
Interest cost	8	7	17	18
Expected return on plan
assets	--	--	(1)	(1)
Amortization of prior
service cost	(4)	(3)	(8)	(8)

Net other postretirement
benefit cost	$4	$4	$9	$10

CIGNA also recognized gains of $9 million after-tax ($14 million pre-tax) for the second quarter and six months of 2004 for other postretirement benefits in connection with the 2004 operational effectiveness review and the sale of the retirement benefits business.

CIGNA recognized gains of $2 million after-tax ($3 million pre-tax) for the second quarter and $6 million after-tax ($9 million pre-tax) for the six months of 2003 for other postretirement benefits in connection with the 2002 health care restructuring program.

NOTE 8 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits and amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Fixed maturities	$107	$40	$116	$17
Equity securities	10	52	12	36
Mortgage loans	219	--	219	(1)
Real estate	54	--	52	(1)
Derivatives and other	25	17	37	27

Realized investment gains,	415	109	436	78
before income taxes
Less income taxes	146	37	153	27

Net realized investment
gains	$269	$72	$283	$51

Fixed Maturities and Equity Securities

The following sales of available-for-sale fixed maturities and equity securities include amounts required to adjust future policy benefits and amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Proceeds from sales	$490	$2,610	$1,143	$4,233
Gross gains on sales	$176	$134	$210	$189
Gross losses on sales	$(31)	$(5)	$(34)	$(44)

As of June 30, 2004, fixed maturities includes $196 million of securities classified as trading and carried at fair value with changes in fair value reported in other revenues. The change in fair value of these securities was $4 million pre-tax for the second quarter and six months of 2004.

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of June 30, 2004, fixed maturities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation

One year or less:
Investment grade	$4,226	$4,365	$(139)
Below investment
grade	$349	$375	$(26)
More than one year:
Investment grade	$181	$187	$(6)
Below investment
grade	$52	$55	$(3)

There were no equity securities with a material decline in fair value from cost at June 30, 2004.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following changes in accumulated other comprehensive income (loss) exclude amounts required to adjust future policy benefits and amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003.

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended June 30,

2004

Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(462)	$157	$(305)
Gains realized on securities	(117)	41	(76)
Reclassification to other liabilities for
modified coinsurance	(256)	90	(166)

Net unrealized depreciation, securities	$(835)	$288	$(547)

Net unrealized depreciation,
derivatives	$(3)	$2	$(1)

Net translation of foreign currencies	$(17)	$6	$(11)

Minimum pension liability adjustment	$(60)	$21	$(39)

2003

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$377	$(133)	$244
Gains realized on securities	(92)	33	(59)

Net unrealized appreciation, securities	$285	$(100)	$185

Net unrealized depreciation,
derivatives	$(5)	$2	$(3)

Net translation of foreign currencies	$9	$(3)	$6

Minimum pension liability adjustment	$(21)	$8	$(13)

Six Months Ended June 30,

2004

Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(218)	$72	$(146)
Gains realized on securities	(128)	45	(83)
Reclassification to other liabilities for
modified coinsurance	(256)	90	(166)

Net unrealized depreciation, securities	$(602)	$207	$(395)

Net unrealized appreciation, derivatives	$8	$(2)	$6

Net translation of foreign currencies	$(4)	$2	$(2)

Minimum pension liability adjustment	$(234)	$82	$(152)

2003

Net unrealized appreciation,
securities:
Unrealized appreciation on securities held	$437	$(153)	$284
Gains realized on securities	(53)	19	(34)

Net unrealized appreciation, securities	$384	$(134)	$250

Net unrealized depreciation, derivatives	$(8)	$3	$(5)

Net translation of foreign currencies:
Net translation on foreign currencies held	$14	$(5)	$9
Foreign currency translation losses
realized on sale of business	17	(6)	11

Net translation of foreign currencies	$31	$(11)	$20

Minimum pension liability adjustment	$(21)	$8	$(13)

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended June 30,

2004

Income from continuing operations	$515	$--	$515

Shares (in thousands):
Weighted average	138,801	--	138,801
Options and restricted stock
grants		1,701	1,701

Total shares	138,801	1,701	140,502

EPS	$3.71	$(0.04)	$3.67

2003

Loss from continuing operations	$(53)	$--	$(53)

Shares (in thousands):
Weighted average	139,735	--	139,735
Options and restricted stock
grants*		--	--

Total shares	139,735	--	139,735

EPS	$(0.38)	--	$(0.38)

Six Months Ended June 30,

2004

Income from continuing operations	$732	$--	$732

Shares (in thousands):
Weighted average	139,402	--	139,402
Options and restricted stock
grants		1,503	1,503

Total shares	139,402	1,503	140,905

EPS	$5.25	$(0.06)	$5.19

2003

Income from continuing operations	$135	$--	$135

Shares (in thousands):
Weighted average	139,712	--	139,712
Options and restricted stock
grants		695	695

Total shares	139,712	695	140,407

EPS	$0.97	$(0.01)	$0.96

Common shares held as Treasury shares were 138,583,374 as of June 30, 2004, and 133,835,494 as of June 30, 2003.

_________________

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $15.6 billion at June 30, 2004 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA’s reinsured liabilities are directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.3 billion at June 30, 2004, and $5.4 billion at December 31, 2003, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

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

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2004, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

Other reinsurance. CIGNA could have losses if reinsurers fail to indemnify CIGNA on other reinsurance arrangements, either because of reinsurer insolvencies or contract disputes. However, management does not expect charges for other unrecoverable reinsurance to have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees
Individual life insurance and
annuity business sold	$74	$81	$147	$159
Other	39	40	77	85

Total	$113	$121	$224	$244

Reinsurance recoveries
Individual life insurance and
annuity business sold	$70	$74	$149	$149
Other	15	53	52	85

Total	$85	$127	$201	$234

NOTE 12 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings” which is defined as income (loss) from continuing operations before realized investment gains (losses).

In the second quarter of 2004, CIGNA completed the sale of its retirement benefits business and also realigned management responsibility for operations that provide case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits. To appropriately reflect the impact of these actions, CIGNA has changed its segment reporting, and prior periods have been reclassified to conform to this presentation:

•	the sold retirement benefits business is now reported in the Run-off Retirement segment;
•	the corporate life insurance business (previously reported in the Retirement segment) was retained and is now reported in Other Operations; and
•	results from the disability and workers’ compensation case management activities (previously reported in the Health Care segment) are now included in the Disability and Life segment.

Beginning in the second quarter of 2004, corporate overhead previously allocated to the sold retirement benefits business is now reported in Corporate.

In the third quarter of 2003, CIGNA changed its segment presentation to report its health care operations (Health Care segment) and its separately managed group disability and life insurance operations (Disability and Life segment) as two discrete segments. Previously, results from both of these operations were combined as a single segment.

Disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts continue to be managed by CIGNA’s health care business and are reported in the Health Care segment.

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees and other revenues
Health Care	$2,944	$3,325	$5,987	$6,690
Disability and Life	519	483	1,046	956
International	255	208	496	422
Run-off Retirement	94	63	328	135
Run-off Reinsurance	(9)	(297)	(18)	(218)
Other Operations	71	92	152	180
Corporate	(11)	(17)	(30)	(35)

Total	$3,863	$3,857	$7,961	$8,130

Income (loss) from continuing
operations
Health Care	$175	$80	$327	$200
Disability and Life	48	40	87	79
International	20	11	35	21
Run-off Retirement	29	52	56	97
Run-off Reinsurance	(13)	(306)	(23)	(321)
Other Operations	18	26	36	56
Corporate	(31)	(28)	(69)	(48)

Segment earnings	246	(125)	449	84
Realized investment gains,
net of taxes	269	72	283	51

Income from
continuing operations	$515	$(53)	$732	$135

NOTE 13 - CONTINGENCIES AND OTHER MATTERS

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Financial Guarantees Associated with the Retirement Benefits Business

Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2004, employers maintained assets that exceeded 102% to 133% of benefit obligations. Benefit obligations under these arrangements were $3.5 billion as of June 30, 2004 and December 31, 2003. As of June 30, 2004 approximately 90% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of June 30, 2004, or December 31, 2003.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.0 billion as of June 30, 2004, and December 31, 2003. There were no additional liabilities required for these guarantees as of June 30, 2004, or December 31, 2003.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $303 million as of June 30, 2004, and $304 million as of December 31, 2003. CIGNA had additional liabilities for this guarantee of $16 million as of June 30, 2004, and $15 million as of December 31, 2003. The fair value of separate account assets for this group annuity contract were as follows:

(In millions)	June 30, 2004	December 31, 2003

Fixed maturities	$329	$342
Mortgage loans	105	134
Other	20	3

Total	$454	$479

Other Financial Guarantees

CIGNA guaranteed construction loans of $26 million as of June 30, 2004, and December 31, 2003, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of June 30, 2004, or December 31, 2003.

CIGNA had indemnification obligations to lenders up to $253 million as of June 30, 2004, and $329 million as of December 31, 2003, related to borrowings by certain real estate joint ventures which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2005 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2004, or December 31, 2003.

As of June 30, 2004 and December 31, 2003, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of June 30, 2004, and $2 million as of December 31, 2003.

CIGNA has indemnification obligations as of June 30, 2004, and December 31, 2003, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2004, or December 31, 2003.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Guaranteed minimum income benefit contracts. CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2004 value of $3.3 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.7 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

CIGNA has purchased reinsurance from third parties which covers 80% of the exposures on these contracts. CIGNA has revised credit risk assumptions for about 25% of the exposures on these contracts and reduced its amount recoverable from reinsurers by $6 million pre-tax in the second quarter of 2004 and $9 million pre-tax in the first quarter of 2003. As a result, CIGNA expects recovery of approximately 55% of any increased exposures on these contracts.

As of June 30, 2004, CIGNA had liabilities of $92 million related to these contracts and amounts recoverable from reinsurers of $59 million. CIGNA had an additional liability of $38 million associated with the cost of reinsurance as of June 30, 2004. As of December 31, 2003, CIGNA had liabilities of $74 million related to these contracts and amounts recoverable from reinsurers of $51 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Leases and Rentals

Commitments made in 2004 for future net minimum rental payments under new non-cancelable operating leases were $83 million, net of future minimum rental payments assumed by the buyer of the retirement benefits business.

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

In June 2004, the United States Supreme Court ruled, in a case involving a CIGNA subsidiary, that ERISA preempts a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. Under ERISA, plan participants have access to internal and external appeals processes to resolve coverage disputes and may bring actions in the federal courts to resolve health care coverage issues.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

The health care industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Tax benefits for corporate life insurance. Federal legislation in 1996 eliminated on a prospective basis the tax deductibility of policy loan interest for most leveraged corporate life insurance products, and an Internal Revenue Service initiative in 2001 encouraged policyholders to settle tax disputes regarding these products. As a result, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline.

Litigation and Other Legal Matters

In January 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. All appeals of the courts’ approval have been withdrawn, which permits implementation of the settlement. The settlement resolves for CIGNA and the plaintiff class all physician claims reflected in the litigation.

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

The U. S. Attorney’s Office for the Eastern District of Pennsylvania has been investigating compliance with federal laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA responded to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations. No criminal charges and no civil claims have been brought against CIGNA or any of its employees and none are anticipated.

In June 2004, CIGNA and some of its competitors received subpoenas from the New York Attorney General relating to the investigation of fees paid to insurance brokers. CIGNA is cooperating with the inquiry.

On August 4, 2004, the New York Attorney General commenced a lawsuit against Express Scripts, Inc. and two CIGNA insurance companies.   Under an agreement with the CIGNA companies, Express Scripts is responsible for administering the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan.  The CIGNA companies insure the prescription drug benefit program and hold the contract with the New York State Department of Civil Service.  The complaint primarily focuses on administration of the prescription drug benefit program.

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

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2004”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 43.

The following discussion addresses the financial condition of CIGNA as of June 30, 2004, compared with December 31, 2003, and its results of operations for the second quarter and six months ended June 30, 2004, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2003 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, clinical information management, dental benefits, and disease management) as well as group disability, life and accident insurance, and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off retirement operation (see page 23 for further discussion) and a run-off reinsurance operation.

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

CIGNA generates revenues, income and cash flows by maintaining and growing its relationships with employers and consumers, charging prices that reflect emerging experience and investing available cash at attractive rates of return for appropriate durations. CIGNA’s ability to increase operating results in terms of growth in revenues, net income and operating cash flow is directly related to its ability to execute plans that address broad economic factors as well as company-specific drivers.

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

Management is focused, in particular, on improving the performance of the health care operations and on the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) lower medical cost trends; (2) deliver quality member service; (3) lower administrative expenses; and (4) improve medical membership results (see page 29 for further discussion). In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures.

The recent sale of the retirement benefits business improved parent company liquidity and enhanced financial flexibility for CIGNA but reduced revenues, net income, cash flows from operating activities and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$3,507	$3,859	$7,131	$7,774
Net investment income	355	668	958	1,326
Other revenues	356	(2)	830	356
Realized investment gains	415	109	436	78

Total revenues	4,633	4,634	9,355	9,534
Benefits and expenses	3,857	4,711	8,252	9,329

Income (loss) from
continuing operations
before taxes (benefits)	776	(77)	1,103	205
Income taxes (benefits)	261	(24)	371	70

Income (loss) from
continuing operations	515	(53)	732	135
Income from discontinued
operations	--	--	--	48

Income (loss) before
cumulative effect of
accounting change	515	(53)	732	183
Cumulative effect of
accounting change, net of
taxes (See Note 2 to the
Financial Statements)	--	--	(139)	--

Net income (loss)	$515	$(53)	$593	$183

Realized investment gains,
net of taxes	$269	$72	$283	$51

Income (loss) from continuing operations includes special items, which are discussed below. Excluding these special items, CIGNA’s results increased for the second quarter and six months of 2004, compared with the same periods last year, primarily due to the gain recognition on the sale of the retirement benefits business and higher earnings in the Health Care segment (see page 28 for discussion of the drivers of these results).

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)

Three Months Ended June 30,

2003

Reserve charge on guaranteed minimum death benefit contracts (see page 32)	$(441)	$(286)
Restructuring items, net*	5	3

Total	$(436)	$(283)

Six Months Ended June 30,

2004

Restructuring charge (see page 24)	$(75)	$(49)
Effect of new accounting pronouncement
(see page 31)	(17)	(11)

Total	$(92)	$(60)

2003

Reserve charge on guaranteed minimum
death benefit contracts (see page 32)	$(441)	$(286)
Restructuring items, net*	11	7

Total	$(430)	$(279)

Revenues

Revenues decreased for the second quarter and six months of 2004 compared with the same periods last year primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership; and
•	reduced net investment income primarily related to the sale of the retirement benefits business.

These declines were partially offset by:

•	higher realized investment gains primarily due to the recognition of a portion of the gain on sale of the retirement benefits business; and
•	lower losses recognized from futures and forward contracts, in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 32).

In addition, the decrease for the six months of 2004 was offset by higher other revenues from securities supporting experience-rated pension policyholder contracts, prior to the sale of the retirement benefits business.

Outlook for 2004

Subject to the factors noted in the Cautionary Statement on page 43, management expects full year 2004 income from continuing operations excluding realized investment results and special items to be lower than the first six months on an annualized basis. The Company’s full year consolidated outlook reflects lower earnings resulting from the sale of the retirement benefits business. In addition, CIGNA’s outlook assumes that favorable prior year claims development and certain favorable expense items included in Health Care segment earnings for the first six months of 2004 will not recur.

Information is not available for management to reasonably estimate:

•	realized investment gains (losses); or
•	special items for the second half of 2004 including:
•	any accelerated recognition of the deferred gain associated with the sale of the retirement benefits business (see below for additional information); and
•	the impact of any ongoing volatility from certain modified coinsurance arrangements with the buyer of the retirement benefits business (see below).

Realized investment gains, net of taxes, were $269 million for the second quarter and $283 million for the six months of 2004, of which $259 million after-tax related to the immediate gain recognition on the sale of the retirement benefits business.

_________________

* Restructuring items include a reduction of costs of $10 million after-tax ($15 million pre-tax) in the second quarter of 2003 associated with the 2002 health care restructuring program, charges of $9 million after-tax ($13 million pre-tax) in the second quarter of 2003 associated with restructuring certain corporate functions (see page 24), as well as gains on other postretirement benefits recognized through the six months of 2003 in connection with the 2002 health care restructuring program.

Realized investment results are not predictable and therefore these amounts are not necessarily indicative of full year results.

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

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as estimates with respect to contracts that guarantee a minimum level of income benefits (see page 39 for further discussion), post-employment and postretirement benefits, certain compensation accruals and income taxes.

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

SALE OF RETIREMENT BENEFITS BUSINESS

On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an after-tax gain of $809 million, of which $267 million after-tax was recognized immediately. Of this amount, $259 million after-tax was recorded in realized investment gains and $8 million after-tax was recorded in other revenues.

As this transaction was primarily in the form of a reinsurance arrangement, $542 million of the after-tax gain was deferred and will be amortized over future periods at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). The gain amortization is subject to acceleration as described below. In the second quarter of 2004, CIGNA recognized $33 million pre-tax ($22 million after-tax) in other revenues in the Run-off Retirement segment for gain amortization. The sales agreement provides for post-closing adjustments; however, any future adjustments are not expected to be material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Upon closing the sale, CIGNA reinsured $16.0 billion of contractholder liabilities under an indemnity reinsurance arrangement and $35.3 billion of insurance, contractholder and separate account liabilities under modified coinsurance arrangements, including $32.0 billion in separate account liabilities. CIGNA also transferred $17.3 billion of invested assets along with other assets and liabilities. Over time, CIGNA expects the buyer of the retirement benefits business to enter into agreements with the insured parties, relieving

CIGNA of any remaining contractual obligations to those parties. As such agreements are entered into, CIGNA will accelerate recognition of the deferred gain and reduce reinsurance recoverables, contractholder deposit funds and separate account balances. Although CIGNA expects the majority of the insured parties to enter into these agreements during the next two years, the pace and amount of these agreements is unknown.

At June 30, 2004, CIGNA had approximately $3.3 billion of invested assets, primarily fixed maturities and mortgage loans, supporting certain modified coinsurance arrangements with the buyer, of which $2.0 billion was held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying modified coinsurance arrangements. As a result of these modified coinsurance arrangements, CIGNA has embedded derivatives that transfer to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. Decreases or significant increases in interest rates or credit risks could result in material volatility in CIGNA’s consolidated net income into 2006. In the second quarter of 2004, CIGNA recorded $41 million pre-tax in other revenues for these effects. These effects were offset by a pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under these arrangements.

The modified coinsurance arrangement supported by the $2.0 billion business trust provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities. In the second quarter of 2004, CIGNA reclassified unrealized appreciation of $166 million after-tax from shareholders’ equity to other liabilities for this modified coinsurance arrangement.

See Note 11 to the Financial Statements for additional information.

OTHER MATTERS

Restructuring Programs

Operational effectiveness review. In the first quarter of 2004, CIGNA adopted a restructuring program associated with planned organizational changes to streamline functional support resources and to adjust its operations to current business volumes. As a result, CIGNA recognized in other operating expenses a total after-tax charge of $49 million ($75 million pre-tax) primarily for severance costs. This charge was primarily related to the Health Care segment and Corporate.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total

First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	--	5

Total	44	31	75

First quarter 2004 payments:
Severance	(2)	(4)	(6)

Balance as of March 31, 2004	42	27	69

Second quarter 2004 charge:
Severance	--	4	4
Real estate and other	3	--	3

Total	3	4	7

Second quarter 2004 payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	--	(1)

Balance as of June 30, 2004	$34	$23	$57

In the second quarter of 2004, CIGNA approved the outsourcing of certain staff functions and recorded a pre-tax charge of $4 million for severance costs. CIGNA also vacated certain leased facilities during the quarter and recorded a pre-tax charge of $3 million. As further assessments under this review are completed, CIGNA expects to record additional charges during the remainder of 2004. The total of all charges is not expected to exceed $60 million after-tax for 2004. CIGNA estimates after-tax savings from the charges recorded through June 30, 2004 to be approximately $85 million annually.

_________________

* Includes restructuring charges of $2 million pre-tax for the six months of 2004 in the Disability and Life segment.

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain certain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs. As of June 30, 2004, this program was substantially completed and is expected to result in annualized after-tax savings of approximately $15 million reflecting the elimination of salary and benefit costs for terminated employees.

Minimum Pension Liability

In connection with the sale of the retirement benefits business and the operational effectiveness review, CIGNA had a pension curtailment event, which required CIGNA to remeasure the assets and obligations of its domestic qualified plan as of March 31, 2004. In addition, CIGNA completed the annual update of plan participant data in the second quarter of 2004. As a result, CIGNA increased plan obligations, which decreased equity by $39 million after-tax for the second quarter and $152 million after-tax for the six months of 2004. These charges were primarily due to a reduction in long-term interest rates (from 6.25% to 5.75%) used to determine the accumulated benefit obligation, as well as the annual update of plan participant data, partially offset by the effect of stock market appreciation on plan assets.

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

In June 2004, the United States Supreme Court ruled, in a case involving a CIGNA subsidiary, that the Employee Retirement Income Security Act (ERISA) preempts a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. Under ERISA, plan participants have access to internal and external appeals processes to resolve coverage disputes and may bring action in the federal courts to resolve health care coverage issues.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s health care operations include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

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

The U. S. Attorney’s Office for the Eastern District of Pennsylvania has been investigating compliance with federal laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA responded to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations. No criminal charges and no civil claims have been brought against CIGNA or any of its employees and none are anticipated.

In June 2004, CIGNA and some of its competitors received subpoenas from the New York Attorney General relating to the investigation of fees paid to insurance brokers. CIGNA is cooperating with the inquiry.

On August 4, 2004, the New York Attorney General commenced a lawsuit against Express Scripts, Inc. and two CIGNA insurance companies.   Under an agreement with the CIGNA companies, Express Scripts is responsible for administering the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan.  The CIGNA companies insure the prescription drug benefit program and hold the contract with the New York State Department of Civil Service.  The complaint primarily focuses on administration of the prescription drug benefit program.

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

See “Unicover and other run-off reinsurance” on page 34 for a description of legal matters arising out of the run-off reinsurance operations.

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

Segment Reporting

In the second quarter of 2004, CIGNA completed the sale of its retirement benefits business and also realigned management responsibility for operations that provide case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits. To appropriately reflect the impact of these actions, CIGNA has changed its segment reporting, and prior periods have been reclassified to conform to this presentation:

•	the sold retirement benefits business is now reported in the Run-off Retirement segment;
•	the corporate life insurance business (previously reported in the Retirement segment) was retained and is now reported in Other Operations; and
•	results from the disability and workers’ compensation case management activities (previously reported in the Health Care segment) are now included in the Disability and Life segment.

Beginning in the second quarter of 2004, corporate overhead previously allocated to the sold retirement benefits business is now reported in Corporate.

In the third quarter of 2003, CIGNA changed its segment presentation to report its health care operations (Health Care segment) and its separately managed group disability and life insurance operations (Disability and Life segment) as two discrete segments. Previously, results from both of these operations were combined as a single segment.

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

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$2,689	$3,097	$5,475	$6,240
Net investment income	69	74	141	142
Other revenues	255	228	512	450

Segment revenues	3,013	3,399	6,128	6,832
Benefits and expenses	2,748	3,269	5,627	6,513

Income before taxes	265	130	501	319
Income taxes	90	50	174	119

Segment earnings	$175	$80	$327	$200

Realized investment gains,
net of taxes	$--	$19	$4	$11

Special items (after-tax) included
in segment earnings:
Restructuring charge	$--	$--	$(28)	$--
Restructuring item	$--	$11	$--	$15

Results

Segment earnings increased for the second quarter and six months of 2004, compared to the same periods last year, reflecting lower operating expenses, improvement in the experience-rated and guaranteed cost businesses, favorable prior year claims development and higher specialty health care results, partially offset by the impact of lower membership.

Medical membership decreased from June 30, 2003, due to a decline in new business sales and lower retention of existing accounts. These declines are attributable, in part, to CIGNA maintaining underwriting discipline in a competitive pricing environment, while continuing to work to reduce medical and operating expenses.

See the “Operational Improvement” section below for discussion of the key areas of focus in improving the results of the health care operations.

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

Segment earnings for the HMO and Indemnity operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

HMO operations	$149	$72	$287	$175
Indemnity operations	26	8	40	25

Total	$175	$80	$327	$200

Total special items (after-
tax) for HMO and
Indemnity operations:
HMO operations	$--	$6	$(3)	$8
Indemnity operations	$--	$5	$(25)	$7

HMO results, excluding the special items noted above, increased for the second quarter and six months of 2004, compared with the same periods last year, primarily reflecting:

•	favorable prior year claims development compared to unfavorable development in the same period last year;
•

underlying improvement in the Commercial HMO medical cost ratio, excluding the impact of prior year claims development, reflecting execution of CIGNA’s medical management model resulting in improved inpatient utilization and pricing actions;

•	reduced operating expenses due to lower spending and increased productivity largely resulting from organizational changes, restructuring actions and higher attrition; and
•	higher earnings in pharmaceutical fulfillment and disease management services.

These factors were partially offset by the impact of membership declines.

Indemnity results, excluding the special items noted above, improved for the second quarter and six months of 2004, compared with the same periods last year, because of:

•	improved underwriting and medical cost management in the experience-rated and guaranteed cost businesses; and
•	the impact of reprocessing certain claims reflected in 2003 results.

These increases were partially offset by membership declines in all businesses.

Premiums and Fees

Premiums and fees decreased for the second quarter and six months of 2004, compared with the same periods last year, because of membership declines partially offset by rate increases.

Premiums and fees by funding arrangement type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Guaranteed cost	$1,369	$1,528	$2,731	$3,086
Experience-rated	962	1,156	2,003	2,307
Administrative services only	358	413	741	847

Total premiums and fees	$2,689	$3,097	$5,475	$6,240

Experience-rated premiums and fees include amounts associated with minimum premium funding arrangements because the risk profiles are similar. See page 11 of CIGNA’s 2003 Form 10-K for a description of funding arrangement types.

Medical Membership

As of June 30, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2004	2003

HMO	5.4	6.3
Indemnity (estimated)	4.6	5.7

The decline in HMO medical membership is primarily due to lower case retention and lower new sales in both Commercial HMO plans and HMO ASO programs.

The decline in Indemnity medical membership primarily reflects cancellations of and lower new sales in Preferred Provider Organization (PPO) plans.

Operational Improvement

CIGNA continues to focus on improving operational effectiveness and the financial results of its health care operations. Key areas of focus are:

•	lowering medical cost trends;
•	continuing to deliver quality member service;
•	lowering administrative expenses; and
•	improving medical membership results.

Lowering medical cost trend. In early 2003, CIGNA implemented a new centralized medical management model to help facilitate consistent levels of care for its members and to reduce infrastructure expenses. As a result of solid execution of CIGNA’s medical management model, inpatient utilization rates, particularly in the Commercial HMO line of business, continued to decline through the first six months of 2004.

CIGNA is working to reduce its medical cost trend by managing unit medical costs more effectively. To help achieve this end, CIGNA continues to focus on renegotiating contracts with certain facilities to limit increases in medical reimbursement costs.

Continuing to deliver quality member service. During 2002, CIGNA began transitioning to a new service and systems platform to improve the level and quality of service to its customers. Approximately 70% of health care members were served on this new platform by June 30, 2004. A recent survey of CIGNA’s new and existing customers who have moved to the new platforms suggests strong satisfaction rates. Migration to this new platform will continue through early 2006.

Lowering administrative expenses. Early in 2004, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. See page 24 for further discussion of charges recorded through the first six months of 2004 related to this matter. CIGNA continues to perform operational reviews in order to identify additional cost savings.

Improving medical membership results. CIGNA is working to improve medical membership with:

•	a diverse product portfolio;
•	consistent member service delivery;
•	competitive provider networks;
•	strong clinical quality in medical, specialty health care and disability management; and
•	an effective suite of customer and provider tools;

and by making progress on the other operational improvements described above. In addition, CIGNA believes that its medical management model, focus on clinical quality and ability to integrate health and related benefit solutions position the company to improve membership results.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$471	$432	$946	$855
Net investment income	64	60	124	121
Other revenues	48	51	100	101

Segment revenues	583	543	1,170	1,077
Benefits and expenses	518	488	1,051	970

Income before taxes	65	55	119	107
Income taxes	17	15	32	28

Segment earnings	$48	$40	$87	$79

Realized investment gains,
net of taxes	$--	$31	$1	$22

Special item (after-tax)
included in segment
earnings:
Restructuring items, net	$--	$1	$(1)	$1

The Disability and Life segment includes group accident and specialty association business in addition to its disability and life insurance products.

Results

Disability and Life segment earnings increased for the second quarter and six months of 2004, primarily reflecting:

•	favorable mortality experience in the life insurance business and continued strong disability management execution; and
•	reduced operating expenses due to restructuring-related actions and improved expense management.

These factors were partially offset by an increase to reserves in the specialty association business.

Premiums and Fees

Premiums and fees increased for the second quarter and six months of 2004 compared to the same periods last year primarily reflecting higher new business and strong customer retention in both life and disability products.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$252	$207	$491	$421
Net investment income	14	15	26	26
Other revenues	3	1	5	1

Segment revenues	$269	223	$522	448
Benefits and expenses	238	206	468	415

Income before taxes	31	17	54	33
Income taxes	11	6	19	12

Segment earnings	$20	$11	$35	$21

Realized investment gains,
net of taxes	$--	$5	$1	$5

Results

International segment earnings increased for the second quarter and six months of 2004, compared with the same periods last year, primarily due to improved results in the life, accident and health insurance business, primarily in Korea, and the positive impact of the divestiture of non-strategic businesses.

Premiums and Fees

Premiums and fees increased for the second quarter and six months of 2004 compared to the same periods last year reflecting:

•	sales growth in the life, accident and health insurance operations, primarily in Korea; and
•	higher premiums and fees for the expatriate employee benefit business principally resulting from membership growth.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$47	$63	$116	$135
Net investment income	55	367	371	733
Other revenues	47	--	212	--

Segment revenues	149	430	699	868
Benefits and expenses	111	357	627	732

Income before taxes	38	73	72	136
Income taxes	9	21	16	39

Segment earnings	$29	$52	$56	$97
Realized investment gains,
net of taxes	$262	$6	$267	$4

Special item (after-tax)
included in segment
earnings:
Effect of new accounting
pronouncement (see Note
2 to the Financial
Statements)	$--	$--	$(11)	$--

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	expenses associated with the run-off of this business; and
•	results of the retirement benefits business prior to the sale.

Beginning in the second quarter of 2004, premiums and fees and net investment income represent amounts associated with the portion of the retirement benefits business reinsured under modified coinsurance arrangements and are offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings decreased for the second quarter and six months of 2004, compared with the same periods last year primarily due to the sale of the retirement benefits business. In addition to this factor, the decrease for the six months of 2004 includes the impact of the special item noted above and higher compensation and related benefit expenses to retain key employees associated with the sold business.

Other Revenues

Other revenues include gain recognition of $46 million pre-tax in the second quarter of 2004. Beginning October 1, 2003, through the sale of the retirement benefits business on April 1, 2004, other revenues also included changes in fair value of securities supporting experience-rated pension policyholder contracts. Under the experience-rating process, gains and losses on assets related to these contracts generally accrued to policyholders and were offset by amounts included in benefits, losses and settlement expenses.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$19	$14	$40	$37
Net investment income	24	20	48	35
Other revenues	(28)	(311)	(58)	(255)

Segment revenues	15	(277)	30	(183)
Benefits and expenses	34	181	58	298

Loss before income tax
benefits	(19)	(458)	(28)	(481)
Income taxes (benefits)	(6)	(152)	(5)	(160)

Segment loss	$(13)	$(306)	$(23)	$(321)

Realized investment gains
(losses), net of taxes	$(3)	$10	$(2)	$9

Special item (after-tax)
included in segment loss:
Reserve charge on
guaranteed minimum
death benefit contracts	$--	$(286)	$--	$(286)

Results

Segment loss for the Run-off Reinsurance segment was lower for the second quarter and six months of 2004, compared with the same periods last year, primarily because of the 2003 reserve charge for guaranteed minimum death benefit contracts. Excluding this special item, segment loss was lower for the second quarter and six months of 2004 resulting from:

•	lower losses in the personal accident business; and
•	the impact of charges in 2003 related to disputed contracts.

These items were partially offset by lower stock market appreciation during 2004 related to guaranteed minimum income benefit contracts.

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts and foreign currency forward contracts (see below). Other revenues included pre-tax losses of $29 million for the second quarter and $60 million for the six months of 2004, and pre-tax losses of $312 million for the second quarter and $256 million for the six months of 2003 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits, losses and settlement expenses.

Other Matters

Guaranteed minimum death benefit contracts. CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market exposures as a result of this product.

As a result of equity market declines and volatility early in the third quarter of 2002, CIGNA evaluated alternatives for addressing the exposures associated with these reinsurance contracts, considering the possibility of continued depressed equity market conditions, the potential effects of further equity market declines and the impact on future earnings and capital. As a result of this evaluation, CIGNA implemented a program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In the second quarter of 2003, CIGNA began using foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with this business.

CIGNA expects to adjust the futures and forward contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 5 of CIGNA’s 2003 Annual Report to Shareholders.

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 17 of CIGNA’s 2003 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility as discussed in Note 6 to the Financial Statements) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

In the third quarter of 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to these guaranteed minimum death benefit contracts and to adopt the program described above to substantially reduce equity market risks related to these contracts.

The $720 million after-tax charge consisted of:

•

$580 million, reflecting the reduction in assumed future equity market returns as a result of implementing the program. CIGNA determines liabilities under the reinsurance contracts using an assumption for expected future performance of equity markets. A consequence of implementing the program is, effectively, a reduction in the assumption for expected future performance of equity markets, as the futures contracts essentially eliminate the opportunity to achieve previously expected market returns;

•	$100 million, reflecting deterioration in equity markets that occurred in the third quarter of 2002 (prior to implementation of the program); and
•	$40 million, driven by changes for the following:
•	lower assumed lapse rates based on expectations that lower surrenders will occur due to increased death benefits resulting from stock market declines;
•	higher assumed mortality based on experience since mid-2001;
•	higher assumed market volatility, based on recent experience and expected higher S&P 500 volatility; and
•	a lower assumed discount rate to reflect anticipated funding of the reserve increase at yields lower than the existing assumption.

In the second quarter of 2003, CIGNA recognized an after-tax charge to increase reserves related to these guaranteed minimum death benefit contracts of $286 million ($441 million pre-tax) following an analysis of experience and reserve assumptions relating to these reserves.

Prior to the second quarter of 2003, CIGNA’s experience of partial surrenders under its guaranteed minimum death benefit contracts was not sufficient to support an explicit reserve assumption. Separately, from mid-2002 through the first quarter of 2003, CIGNA experienced continued adverse mortality development under these contracts. During the second quarter of 2003, CIGNA conducted a special review of the emerging partial surrender activity to determine if sufficient credible data existed for an explicit reserve assumption. The review also included a detailed study of other reserve assumptions, including mortality, to validate the cause of the adverse experience and to determine whether or not long-term mortality expectations should be changed.

As a result of the review, CIGNA recorded the after- tax charge of $286 million referenced above consisting of the following:

•

$169 million for the addition of an explicit assumption for both actual and projected future partial surrenders. This estimate is based on annual election rates that vary depending on the net amount at risk for each policy (see Note 6 for more information);

•	$56 million primarily reflecting refinements to assumptions relating to the timing of lapses, death benefits and premiums to better reflect CIGNA’s experience;
•	$39 million due to higher assumed mortality reflecting adverse experience based on annuitant deaths during the period from late 2000 into 2003; and
•

$22 million resulting from a decrease in assumed mean investment performance reflecting experience and future expectations based on history for similar investments and considering CIGNA’s program to reduce equity market exposures.

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.1 billion as of June 30, 2004 and $1.2 billion as of December 31, 2003.

As of June 30, 2004, the aggregate fair value of the underlying mutual fund investments was approximately $46.7 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.2 million contractholders had died on that date) was approximately $11.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional or face amount of the futures and forward contract positions held by CIGNA at June 30, 2004, was $1.7 billion.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2004, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$29	$46	$63	$86
Net investment income	125	132	244	269
Other revenues	42	46	89	94

Segment revenues	196	224	396	449
Benefits and expenses	167	184	340	362

Income before taxes	29	40	56	87
Income taxes	11	14	20	31

Segment earnings	$18	$26	$36	$56

Realized investment gains,
net of taxes	$10	$1	$12	$--

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance;
•	leveraged corporate life insurance (corporate life insurance on which policy loans are outstanding);
•	settlement annuity business; and
•	certain investment management services.

Results

Segment earnings for Other Operations declined for the second quarter and six months of 2004 compared to the same periods last year primarily due to:

•	higher severance and employee retention costs for investment operations supporting the sold retirement benefits business; and
•	lower earnings in the individual life insurance and annuity business as a result of an increase to litigation reserves and lower amortized gains.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Segment loss	$(31)	$(28)	$(69)	$(48)

Special item (after-tax)
included in segment
loss:
Restructuring charge	$--	$(9)	$(20)	$(9)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss increased for the second quarter and six months of 2004, compared with the same periods last year primarily because of:

•	the inclusion of overhead costs previously allocated to the sold retirement benefits business; and
•	costs associated with retiring $76 million of long-term debt (see Contractual obligations on page 40 for additional information).

The loss for six months of 2004 also increased due to higher restructuring charges.

Management expects to eliminate the excess overhead from its operations by year end 2004 through restructuring actions and other cost reduction initiatives.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Six Months Ended
(In millions)	June 30, 2003

Revenues	$--

Loss before income tax benefits	$(3)
Income tax benefits	(1)

Loss from operations	(2)
Gains on sales, net of taxes of $25	50

Income from discontinued operations	$48

Results from discontinued operations primarily consist of after-tax gains on sales of businesses (see page 25 for additional information).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from continuing operations for the six months ended June 30, 2004 are as follows:

(In millions)	2004	2003

Operating activities	$1,263	$640
Investing activities	$1,284	$101
Financing activities	$(906)	$(541)

Cash and cash equivalents increased $1.6 billion in 2004 and $200 million in 2003. Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA’s program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits, losses and expenses.

2004:

•

The increase in cash flows from operating activities primarily reflects 2004 net proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts of $954 million. The classification of such proceeds as operating began in the fourth quarter of 2003; accordingly there was no comparable amount for the first six months of 2003. Such proceeds were used to fund most of the 2004 withdrawals from contractholder deposit funds discussed below under financing. In addition, CIGNA reported lower losses in 2004 compared with 2003 of $196 million associated with futures and forward contracts entered into as part of a program to manage equity market risks in the Run-off Reinsurance segment. Partially offsetting these items were tax payments in 2004 of $107 million compared with tax refunds in 2003 of $327 million, and payment of $70 million related to the provider class action litigation (charges reported in prior years).

•

Cash provided by investing activities primarily consisted of proceeds from the sale of the retirement benefits business of $2.1 billion, partially offset by net purchases of investments ($762 million), and net purchases of property and equipment ($32 million).

•

Cash used in financing activities consisted primarily of repurchase of and payments of dividends on common stock ($322 million), net withdrawals from contractholder deposit funds ($532 million) and repayment of debt ($76 million).

2003:

•

Cash provided by investing activities consisted of proceeds on sale of a business ($209 million), partially offset by net purchases of investments ($62 million) and net purchases of property and equipment ($46 million).

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

With the net proceeds from the sale of the retirement benefits business and dividends from its subsidiaries, CIGNA expects to continue to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries;
•	maintain at least $500 million of uncommitted cash at the parent company level through 2004; and
•	return capital to investors through debt retirement and share repurchase.

Upon closing the sale of the retirement benefits business, CIGNA reinitiated its share repurchase program and actively began repurchasing shares. From April 1, 2004 through August 3, 2004, CIGNA repurchased 5.1 million shares through this program at an average price of $67.25 per share for an aggregate cost of $340 million. On July 28, 2004, CIGNA’s Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining authorization as of August 3, 2004, was for $732 million.

See also the table in Part II, Item 2 of CIGNA’s Form 10-Q for more information on share repurchase activity for the quarter ended June 30, 2004.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In May 2004, CIGNA entered into a three-year syndicated revolving credit and letter of credit agreement for $1.0 billion. Of this amount, up to $600 million may be used to support an internal reinsurance arrangement and the remaining portion will serve as an available line of credit commitment for CIGNA.

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

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as a line of credit.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of August 3, 2004, the ratings of CIGNA and CG Life (CIGNA’s principal subsidiary) were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings

		Senior Debt	Commercial Paper

A.M. Best	A-	--	--
Moody's	A3	Baa3	P3
S&P	A-	BBB	A2
Fitch	A	BBB	F2

As anticipated, following the close of the sale of the retirement benefits business, Standard and Poor’s and Fitch reduced by one notch CG Life’s rating, and Fitch reduced by one notch CIGNA’s senior debt rating.

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

Financial guarantees associated with the retirement benefits business. Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2004, employers maintained assets that exceeded 102% to 133% of benefit obligations. Benefit obligations under these arrangements were $3.5 billion as of June 30, 2004 and December 31, 2003. As of June 30, 2004, approximately 90% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of June 30, 2004, or December 31, 2003.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.0 billion as of June 30, 2004, and December 31, 2003. There were no additional liabilities required for these guarantees as of June 30, 2004, or December 31, 2003.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $303 million as of June 30, 2004, and $304 million as of December 31, 2003. CIGNA had additional liabilities for this guarantee of $16 million as of June 30, 2004, and $15 million as of December 31, 2003.

Other financial guarantees. CIGNA guaranteed construction loans of $26 million as of June 30, 2004, and December 31, 2003, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of June 30, 2004, or December 31, 2003.

CIGNA had indemnification obligations to lenders up to $253 million as of June 30, 2004, and $329 million as of December 31, 2003, related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2005 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2004, or December 31, 2003.

As of June 30, 2004 and December 31, 2003, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of June 30, 2004, and $2 million as of December 31, 2003.

CIGNA has indemnification obligations as of June 30, 2004, and December 31, 2003, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2004, or December 31, 2003.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Guaranteed minimum income benefit contracts. CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, policy surrenders, credit risk and annuity election rates. As annuitants begin to become eligible to elect their income benefit annuity in 2004 and 2005, CIGNA will monitor actual experience against its annuity election rate assumptions.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2004 value of $3.3 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.7 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

CIGNA has purchased reinsurance from third parties which covers 80% of the exposures on these contracts. CIGNA has revised credit risk assumptions for about 25% of the exposures on these contracts and reduced its amount recoverable from reinsurers by $6 million pre-tax in the second quarter of 2004 and $9 million pre-tax in the first quarter of 2003. As a result, CIGNA expects recovery of approximately 55% of any increased exposures on these contracts.

As of June 30, 2004, CIGNA had liabilities of $92 million related to these contracts and amounts recoverable from reinsurers of $59 million. CIGNA had an additional liability of $38 million associated with the cost of reinsurance as of June 30, 2004. As of December 31, 2003, CIGNA had liabilities of $74 million related to these contracts and amounts recoverable from reinsurers of $51 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. As of June 30, 2004, CIGNA’s contractual obligations included $47 million in nonrecourse obligations due as follows: $22 million in 2005 and 2006; and $25 million in 2007 and 2008. See Note 2 to the Financial Statements for additional information.

CIGNA funds its qualified pension plans at least at the minimum amount required by ERISA. As a result of recent changes in minimum funding requirements, CIGNA expects to make total domestic pension plan contributions of approximately $175 million in 2004.

In addition, in the second quarter of 2004:

•

CIGNA retired approximately $76 million of long-term debt. The retired debt comprised $15 million in 8.25% notes, maturing in 2007; $9 million in 7.4% notes, maturing in 2007; $28 million in 7% notes, maturing in 2011; and $24 million in 6.375% notes, maturing in 2011;

•	other long-term liabilities decreased by $232 million for derivatives transferred to the buyer of the retirement benefits business; and
•

commitments made in 2004 for future net minimum rental payments under new non-cancelable operating leases beginning in 2006 through 2016 were $83 million, net of future minimum rental payments assumed by the buyer of the retirement benefits business.

INVESTMENT ASSETS

CIGNA’s investment assets do not include separate account assets. A significant portion of CIGNA’s investment assets was attributable to experience-rated pension policyholder contracts associated with the retirement benefits business that was sold on April 1, 2004. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 8, 9, and 10 to the Financial Statements in CIGNA’s 2003 Annual Report to Shareholders and Form 10-K.

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage-backed and other asset-backed securities and redeemable preferred stocks. Securities that were supporting experience-rated pension policyholder contracts predominantly consisted of fixed maturities.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $4 million for the second quarter and $7 million for the six months of 2004, compared to $1 million for the second quarter and $3 million for the six months of 2003. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs (including amounts attributable to experience-rated pension policyholder contracts as of December 31, 2003):

(In millions)	June 30, 2004	December 31, 2003

Problem bonds	$92	$132
Potential problem bonds	$48	$161
Problem mortgage loans	$35	$24
Potential problem mortgage loans	$170	$335
Foreclosed real estate held and used	$--	$23

The decrease in the 2004 amounts is primarily due to reduced investment assets as a result of the sale of the retirement benefits business.

Summary

The effects of investment asset write-downs and changes in valuation reserves on CIGNA’s net income are shown below. Other includes amounts attributable to experience-rated pension policyholder contracts and modified coinsurance arrangements with the buyer of the retirement benefits business.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

CIGNA	$5	$3	$11	$26
Other	$--	$12	$1	$48

CIGNA’s portion of these losses is a component of realized investment results. The 2004 amounts attributable to policyholder contracts generally decreased because securities supporting experience-rated pension policyholder business were classified as trading beginning in October 2003 through the closing of the retirement benefits business sale.

The weakness in certain sectors of the economy and rising interest rates are likely to cause additional investment losses. These investment losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on its liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK

Market Risk of Financial Instruments

CIGNA’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest rate risk, foreign currency exchange rate risk, and equity price risk.

CIGNA uses futures and forward contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10%

increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese) and PAN-EURO equity indices and a 10% weakening in the U.S. dollar to the Japanese yen and Euro would have been a decrease of approximately $150 million in the fair value of the futures and forward contracts outstanding under this program as of June 30, 2004. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

As discussed on page 23, CIGNA sold its retirement benefits busniess on April 1, 2004. As a result, the effect of a hypothetical increase in interest rates of 100 basis points on the fair values of certain of CIGNA’s financial instruments decreased from December 31, 2003 to approximately $1 billion as of June 30, 2004. Certain financial instruments, such as separate account assets and liabilities, reinsurance recoverables, insurance contract liabilities and reinsured contractholder deposit funds are excluded from this hypothetical calculation. In addition, CIGNA reports the effects of embedded derivatives under modified coinsurance arrangements that transfer to the buyer of the retirement benefits business certain unrealized changes in fair value due to interest rate and credit risks of the underlying invested assets, primarily fixed maturities and mortgage loans. As of June 30, 2004, a hypothetical 100 basis point decline in interest rates would decrease net income by approximately $35 million for the effects of these embedded derivatives. A hypothetical 200 basis point decline in interest rates would decrease net income by approximately $140 million for the effects of these embedded derivatives. Associated increases in the fair values of the underlying fixed maturities would be reflected in shareholders’ equity.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit contracts (see page 32) and guaranteed minimum income benefit contracts (see page 39); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA’s employee pension plans.

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
2.

increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on page 25 for more information);

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

6.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA’s businesses, primarily the health care business;
7.	significantly greater than expected reductions in medical membership;
8.	significant changes in interest rates;
9.	downgrades in the financial strength ratings of CIGNA’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business;
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CIGNA described In re CIGNA Corp. ERISA Litigation in its Form 10-K for the year ended December 31, 2003. As reported in the Form 10-K, CIGNA filed a motion to dismiss this case. On August 2, 2004, the judge in this matter ordered that the motion to dismiss should be treated as a motion for summary judgment and invited additional briefing.

In its Form 10-K for the year ended December 31, 2003, CIGNA disclosed that the U.S. Attorney’s Office for the Eastern District of Pennsylvania has been investigating compliance with federal laws in connection with pharmaceutical companies’ marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA responded to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA’s health care operations. No criminal charges and no civil claims have been brought against CIGNA or any of its employees and none are anticipated.

On August 4, 2004, the New York Attorney General filed a complaint in the Supreme Court of the State of New York against Express Scripts, Inc., ESI Mail Pharmacy Service, Inc. and two CIGNA insurance subsidiaries, Connecticut General Life Insurance Company and CIGNA Life Insurance Company of New York. The complaint alleges certain breaches of contract and violations of civil law in connection with the management of the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. Under an agreement with the CIGNA companies, Express Scripts is responsible for administering the prescription drug benefit program. The CIGNA companies insure the prescription drug benefit program and hold the contract with the New York State Department of Civil Service. Plaintiffs seek, among other things, injunctive relief, damages and civil penalties.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         (e) Issuer Purchases of Equity Securities

The following table provides information about CIGNA’s share repurchase activity for the quarter ended June 30, 2004:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program(3)

April 1-30, 2004	522,814	$68.55	522,715	$535,760,517
May 1-31, 2004	1,922,170	$65.94	1,817,000	$415,970,398
June 1-30, 2004	1,878,500	$68.28	1,878,500	$287,709,641

Total	4,323,484	$67.27	4,218,215	N/A

(1)

Includes shares tendered by employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans.  Employees tendered 99 shares in April and 105,170 shares in May.  In addition, during the quarter ended March 31, 2004, employees tendered 51,971 shares in February at an average price of $55.28 and 83,284 shares in March at an average price of $56.15.

(2)

CIGNA has had a share repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date.  CIGNA suspends activity under this program from time to time, generally without public announcement.  CIGNA announced a suspension of the program in 2002 and announced a resumption of the program in November 2003.  CIGNA began repurchases April 2004.  As of June 30, 2004, remaining authorization under the program was approximately $288 million.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 4. Submission of Matters to a Vote of Security Holders

CIGNA held its annual meeting of shareholders on April 28, 2004. As of March 1, 2004, the record date for the meeting, 141,017,109 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 121,370,878 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all four nominees to the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004.

Election of nominees to Board of Directors for Terms expiring in 2007:	Votes For	Votes Withheld

Robert H. Campbell	113,809,043	7,561,835
Jane E. Henney, M.D	119,485,964	1,884,914
Charles R. Shoemate	104,584,770	16,786,108

For term expiring in 2006:

Louis W. Sullivan, M.D.	102,447,835	18,923,043

Ratification of Pricewaterhouse- Coopers LLP as Independent	Votes For	Votes Against	Abstained
Auditors	115,822,972	5,417,653	130,253

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(a)	During the quarterly period ended June 30, 2004, and between such date and the filing of this Form 10-Q, CIGNA filed or furnished the following reports on Form 8-K:

•	dated August 4, 2004, Item 12 — containing a news release announcing results for the second quarter of 2004;

•	dated July 22, 2004, Item 5 — containing a news release announcing upcoming changes in its segment reporting;

•	dated June 8, 2004, Item 9 — containing a Regulation FD disclosure; and

•	dated June 1, 2004, Item 9 — containing a Regulation FD disclosure.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

Date: August 4, 2004	By:	/s/ Michael W. Bell
Michael W. Bell Executive Vice President and Chief Financial Officer

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1