Form 10-Q
period 2004-09-30
CIGNA CORP
filed 2004-11-03
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

        As of September 30, 2004, 134,252,295 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

REVENUES
Premiums and fees	$3,615	$3,841	$10,746	$11,615
Net investment income	340	623	1,298	1,949
Other revenues	513	260	1,343	616
Realized investment gains	11	49	447	127

Total revenues	4,479	4,773	13,834	14,307

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	2,617	3,020	8,066	9,599
Policy acquisition expenses	56	66	181	186
Other operating expenses	1,292	1,406	3,970	4,036

Total benefits, losses and expenses	3,965	4,492	12,217	13,821

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	514	281	1,617	486

Income taxes (benefits):
Current	58	93	653	85
Deferred	136	(7)	(88)	71

Total taxes	194	86	565	156

INCOME FROM CONTINUING OPERATIONS	320	195	1,052	330
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	48

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	320	195	1,052	378
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(139)	-

NET INCOME	$320	$195	$913	$378

EARNINGS PER SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS	$2.37	$1.40	$7.63	$2.36
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.35

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	2.37	1.40	7.63	2.71
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(1.01)	-

NET INCOME	$2.37	$1.40	$6.62	$2.71

EARNINGS PER SHARE - DILUTED
INCOME FROM CONTINUING OPERATIONS	$2.34	$1.39	$7.55	$2.35
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.34

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	2.34	1.39	7.55	2.69
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(1.00)	-

NET INCOME	$2.34	$1.39	$6.55	$2.69

DIVIDENDS DECLARED PER SHARE	$0.025	$0.330	$0.380	$0.990

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of September 30, 2004		As of December 31, 2003

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $15,499; $15,772)		$16,605		$17,121
Securities supporting experience-rated pension policyholder
contracts, at fair value (amortized cost, $-; $10,558)		-		11,222
Equity securities, at fair value (cost, $80; $47)		114		78
Mortgage loans		3,627		8,655
Policy loans		1,589		1,572
Real estate		71		146
Other long-term investments		427		717
Short-term investments		112		147

Total investments		22,545		39,658
Cash and cash equivalents		2,925		1,392
Accrued investment income		295		468
Premiums, accounts and notes receivable		2,701		3,026
Reinsurance recoverables		19,650		6,395
Deferred policy acquisition costs		505		580
Property and equipment		816		973
Deferred income taxes		1,326		1,001
Goodwill		1,620		1,620
Other assets, including other intangibles		395		447
Separate account assets		36,040		35,393

Total assets		$88,818		$90,953

LIABILITIES
Contactholder deposit funds		$24,052		$26,979
Unpaid claims and claim expenses		4,226		4,708
Future policy benefits		11,457		11,545
Unearned premiums		385		326

Total insurance and contractholder liabilities		40,120		43,558
Accounts payable, accrued expenses and other liabilities		6,565		5,960
Long-term debt		1,438		1,500
Nonrecourse obligations		53		23
Separate account liabilities		36,040		35,393

Total liabilities		84,216		86,434

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 276; 275)		69		69
Additional paid-in capital		3,329		3,279
Net unrealized appreciation, fixed maturities	$417		$610
Net unrealized appreciation, equity securities	18		29
Net unrealized depreciation, derivatives	(3)		(12)
Net translation of foreign currencies	(13)		(14)
Minimum pension liability adjustment	(798)		(667)

Accumulated other comprehensive loss		(379)		(54)
Retained earnings		10,641		9,782
Less treasury stock, at cost		(9,058)		(8,557)

Total shareholders' equity		4,602		4,519

Total liabilities and shareholders' equity		$88,818		$90,953

SHAREHOLDERS' EQUITY PER SHARE		$34.28		$32.14

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

Three Months Ended September 30,	2004		2003

	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock, July 1		$69		$68
Issuance of common stock for employee benefits plans		-		1

Common stock, September 30		69		69

Additional paid-in capital, July 1		3,331		3,246
Issuance of common stock for employee benefits plans		(2)		17

Additional paid-in capital, September 30		3,329		3,263

Accumulated other comprehensive income (loss), July 1		(597)		50
Net unrealized appreciation (depreciation), fixed maturities	$198	198	$(99)	(99)
Net unrealized depreciation, equity securities	(7)	(7)	(20)	(20)

Net unrealized appreciation (depreciation) on securities	191		(119)
Net unrealized appreciation (depreciation), derivatives	3	3	(4)	(4)
Net translation of foreign currencies	3	3	(4)	(4)
Minimum pension liability adjustment	21	21	-	-

Other comprehensive income (loss)	218		(127)

Accumulated other comprehensive loss, September 30		(379)		(77)

Retained earnings, July 1		10,325		9,390
Net income	320	320	195	195
Common dividends declared		(4)		(47)

Retained earnings, September 30		10,641		9,538

Treasury stock, July 1		(8,856)		(8,543)
Repurchase of common stock		(210)		-
Other treasury stock transactions, net		8		(15)

Treasury stock, September 30		(9,058)		(8,558)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$538	$4,602	$68	$4,235

Nine Months Ended September 30,

Common stock, January 1		$69		$68
Issuance of common stock for employee benefits plans		-		1

Common stock, September 30		69		69

Additional paid-in capital, January 1		3,279		3,212
Issuance of common stock for employee benefits plans		50		51

Additional paid-in capital, September 30		3,329		3,263

Accumulated other comprehensive loss, January 1		(54)		(202)
Net unrealized appreciation (depreciation), fixed maturities	$(193)	(193)	$155	155
Net unrealized depreciation, equity securities	(11)	(11)	(24)	(24)

Net unrealized appreciation (depreciation) on securities	(204)		131
Net unrealized appreciation (depreciation), derivatives	9	9	(9)	(9)
Net translation of foreign currencies	1	1	16	16
Minimum pension liability adjustment	(131)	(131)	(13)	(13)

Other comprehensive income (loss)	(325)		125

Accumulated other comprehensive loss, September 30		(379)		(77)

Retained earnings, January 1		9,782		9,299
Net income	913	913	378	378
Common dividends declared		(54)		(139)

Retained earnings, September 30		10,641		9,538

Treasury stock, January 1		(8,557)		(8,510)
Repurchase of common stock		(494)		-
Other treasury stock transactions, net		(7)		(48)

Treasury stock, September 30		(9,058)		(8,558)

TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$588	$4,602	$503	$4,235

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$1,052	$330
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(601)	13
Reinsurance recoverables	127	198
Deferred policy acquisition costs	(72)	(49)
Premiums, accounts and notes receivable	309	75
Accounts payable, accrued expenses and other liabilities	(203)	(346)
Current income taxes	102	405
Deferred income taxes	(88)	71
Realized investment (gains)	(447)	(127)
Depreciation and amortization	174	187
Gains on sales of businesses (excluding discontinued operations)	(239)	(57)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	1,039	-
Other, net	28	141

Net cash provided by operating activities of continuing
operations	1,181	841

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	2,245	5,815
Equity securities	62	282
Mortgage loans	64	641
Other (primarily short-term investments)	5,803	5,334
Investment maturities and repayments:
Fixed maturities	655	1,915
Mortgage loans	662	922
Investments purchased:
Fixed maturities	(3,624)	(8,516)
Equity securities	(14)	(54)
Mortgage loans	(668)	(1,442)
Other (primarily short-term investments)	(5,575)	(4,883)
Proceeds from sale of businesses	2,103	227
Property and equipment, net	(32)	(67)
Other, net	(24)	(16)

Net cash provided by investing activities of continuing
operations	1,657	158

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	2,235	5,878
Withdrawals and benefit payments from contractholder deposit funds	(2,908)	(6,222)
Net change in short-term debt	-	(3)
Repayment of long-term debt	(76)	(127)
Repurchase common stock	(526)	-
Issuance of common stock	24	-
Common dividends paid	(54)	(139)

Net cash used in financing activities of continuing
operations	(1,305)	(613)

Net increase in cash and cash equivalents	1,533	386
Cash and cash equivalents, beginning of period	1,392	1,575

Cash and cash equivalents, end of period	$2,925	$1,961

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$543	$(326)
Interest paid	$79	$83

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

Long-Duration Contracts. Effective January 1, 2004, CIGNA implemented SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

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

At September 30, 2004, CIGNA had consolidated real estate joint venture assets of $74 million, primarily real estate investments and cash and cash equivalents, and liabilities of $52 million including: $13 million of variable rate debt due by 2008, $32 million of nonrecourse obligations and $7 million of other liabilities.

At September 30, 2004, CIGNA had consolidated amounts associated with certain variable interest entities that issue investment products secured by commercial loan pools as follows: investments of $145 million, primarily fixed maturities and other long-term investments, and nonrecourse liabilities of $37 million, including $21 million of nonrecourse obligations and $16 million of other nonrecourse liabilities.

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

Other Postretirement Benefits. See Note 7 for a discussion of the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Other-Than-Temporary Impairment. In 2004, the FASB Emerging Issues Task Force provided guidance on evaluating fixed maturities and equity securities for other-than-temporary impairment, including the timing and measurement of impairment for interest-related declines in value. Because this guidance is subject to interpretation by the FASB, CIGNA is currently unable to estimate its implementation effect. Under the final interpretation of this guidance, CIGNA may recognize other-than-temporary impairments of fixed maturities and equity securities through realized investment losses that may be material to CIGNA’s net income. CIGNA does not expect any such impairments to impact shareholders’ equity because unrealized depreciation on fixed maturities and equity securities is included in shareholders’ equity. See Note 8 for a review of declines in fair value of fixed maturities and equity securities.

NOTE 3 - STOCK COMPENSATION

Stock compensation. CIGNA uses the intrinsic value method of accounting for stock options granted to employees. The following table illustrates the effect on CIGNA’s reported net income and earnings per share (using the Black-Scholes option-pricing model for stock options) if compensation expense was based on the fair value method of accounting for all stock awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income as reported	$320	$195	$913	$378
Compensation expense
for restricted stock grants
at fair value, net of taxes,
included in net income as
reported	2	4	3	8
Total compensation
expense for stock
options and restricted
stock grants under
fair value method for all
awards, net of taxes	(14)	(13)	(36)	(35)

Pro forma net income	$308	$186	$880	$351

Basic - as reported	$2.37	$1.40	$6.62	$2.71
Basic - pro forma	$2.28	$1.33	$6.38	$2.51
Diluted - as reported	$2.34	$1.39	$6.55	$2.69
Diluted - pro forma	$2.20	$1.32	$6.32	$2.50

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

As this transaction was primarily in the form of a reinsurance arrangement, $542 million of the after-tax gain was deferred and will be amortized over future periods at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). CIGNA recognized normal gain amortization of $28 million pre-tax ($18 million after-tax) for the third quarter and $57 million pre-tax ($37 million after-tax) for the nine months of 2004 in other revenues in the Run-off Retirement segment. The sales agreement provides for post-closing adjustments; however, any future adjustments are not expected to be material to CIGNA’s consolidated results of operations, liquidity or financial condition.

During the second and third quarters of 2004, the buyer of the retirement benefits business entered into agreements with some of the insured parties, relieving CIGNA of any remaining contractual obligations to those parties. As such agreements were entered into, CIGNA accelerated recognition of the deferred gain in other revenues by $122 million pre-tax ($79 million after-tax) for the third quarter and $126 million pre-tax ($82 million after-tax) for the nine months of 2004. CIGNA also reduced reinsurance recoverables, contractholder deposit funds and separate account balances for these obligations.

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

At September 30, 2004, CIGNA had approximately $3.2 billion of invested assets, primarily fixed maturities and mortgage loans, supporting certain modified coinsurance arrangements with the buyer, of which $2.0 billion was held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying modified coinsurance arrangements. As a result of these modified coinsurance arrangements, CIGNA has embedded derivatives that transfer to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. Decreases or significant increases in interest rates or credit risks could result in material volatility in CIGNA’s consolidated net income into 2006. In the third quarter of 2004, CIGNA recorded a pre-tax charge for these effects of $14 million in other revenues. For the nine months of 2004, other revenues included a pre-tax benefit of $27 million for these effects and a related pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under these arrangements.

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

See Note 11 for additional information.

Sale of investment advisory businesses. During the fourth quarter of 2004, CIGNA sold its fixed income investment advisory business and is expected to complete the sale of its equity investment advisory business. As a result in the fourth quarter of 2004, CIGNA expects to record an estimated after-tax gain of $15 million in the Other Operations segment.

Sale of Japanese pension operations. In the third quarter of 2003, CIGNA sold its interest in a Japanese pension operation for cash proceeds of $18 million and recognized an after-tax gain of $5 million. The gain was reported in the International segment in continuing operations since this operation was accounted for under the equity method of accounting.

Sale of Lovelace Health Systems, Inc. In the first quarter of 2003, CIGNA sold the operations of Lovelace, an integrated health care system, for cash proceeds of $209 million and recognized an after-tax gain of $32 million, which is reported in discontinued operations.

Sale of Brazilian Health Care Operations. In the first quarter of 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations.

Lovelace and Brazilian Health Care Discontinued Operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY	Nine Months Ended
(In millions)	September 30, 2003

Income Statement Data
Revenues	$--

Loss before income tax benefits	$(3)
Income tax benefits	(1)

Loss from operations	(2)
Gains on sales, net of taxes of $25	50

Income from discontinued operations	$48

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

In the second and third quarters of 2004, CIGNA recorded additional charges under this review for severance costs and costs associated with vacating certain leased facilities (see table below).

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total

First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	--	5

Total	44	31	75

First quarter 2004 payments:
Severance	(2)	(4)	(6)

Balance as of March 31, 2004	42	27	69

Second quarter 2004 charge:
Severance	--	4	4
Real estate and other	3	--	3

Total	3	4	7

Second quarter 2004 payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	--	(1)

Balance as of June 30, 2004	34	23	57

Third quarter 2004 charge:
Real estate and other	3	1	4
Third quarter 2004 payments:
Severance	(7)	(8)	(15)
Real estate and other	(1)	--	(1)

Balance as of
September 30, 2004	$29	$16	$45

Corporate effectiveness initiative. In the second quarter of 2003, CIGNA adopted a restructuring program to attain certain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax

_________________

*	Includes first quarter 2004 restructuring charges of $2 million pre-tax in the Disability and Life segment.

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

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 17 of CIGNA’s 2003 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the third quarter of 2004, CIGNA completed its normal quarterly review of assumptions and emerging experience and recorded a net after-tax charge of $1 million.

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

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.1 billion as of September 30, 2004 and $1.2 billion as of December 31, 2003. Benefits incurred, net of ceded amounts, were $62 million for the third quarter and $78 million for the nine months of 2004 compared with $(24) million for the third quarter and $241 million for the nine months of 2003. Benefits paid, net of ceded amounts, were $40 million for the third quarter and $119 million for the nine months of 2004, compared with $67 million for the third quarter and $241 million for the nine months of 2003.

CIGNA recorded in other revenues a pre-tax gain of $33 million for the third quarter and pre-tax losses of $27 million for the nine months of 2004, and pre-tax losses of $70 million for the third quarter and $326 million for the nine months of 2003 from the futures and forward contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits, losses and settlement expenses. The notional or face amount of the futures and forward contract positions held by CIGNA at September 30, 2004, was $1.6 billion.

As of September 30, 2004, the aggregate fair value of the underlying mutual fund investments was approximately $44.3 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.2 million contractholders had died on that date) was approximately $11.6 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

CIGNA is providing the following information about its reserving methodology and assumptions for guaranteed minimum death benefits in response to SOP 03-1, described in Note 2, which was effective in the first quarter of 2004.

•

The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•

The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-14% depending on the net amount at risk for each policy.

•	The mean investment performance assumption is 5% considering CIGNA’s program to reduce equity market exposures using futures and forward contracts (described above).
•	The volatility assumption is 15-30%, varying by equity fund type; 3-7%, varying by bond fund type; and 1% for money market funds.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
•	The discount rate is 5.75%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death, by type of benefit as of September 30, 2004 and December 31, 2003. The net amount at risk is the death benefit coverage in force or the amount that CIGNA would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

	As of
(Dollars in millions)	September 30, 2004	December 31, 2003

Highest annuity value
Account value	$37,095	$41,497
Net amount at risk	$ 9,980	$10,951
Average attained age of
contractholders	65	65
Anniversary value reset
Account value	$ 3,021	$ 4,474
Net amount at risk	$ 266	$ 309
Average attained age of
contractholders	59	59
Other
Account value	$ 4,147	$ 6,530
Net amount at risk	$ 1,316	$ 1,660
Average attained age of
contractholders	63	64
Total
Account value	$44,263	$52,501
Net amount at risk	$11,563	$12,920
Average attained age of
contractholders (weighted by
exposure)	65	64
Number of contractholders	1.2 million	1.4 million

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 13 for further information.

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. CIGNA funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). In accordance with minimum funding requirements, CIGNA has made total domestic pension plan contributions of approximately $145 million and expects to make no additional contributions in 2004.

Components of net pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Service cost	$ 18	$ 20	$ 56	$ 60
Interest cost	55	55	165	166
Expected return on plan
assets	(47)	(50)	(143)	(150)
Amortization of:
Net loss from past
experience	28	6	76	17
Prior service cost	(1)	--	(1)	--

Net pension cost	$ 53	$ 31	$ 153	$ 93

In connection with the sale of the retirement benefits business and the operational effectiveness review, CIGNA had a pension curtailment event. In addition, CIGNA completed the annual update of plan participant data in the second quarter of 2004 and a plan amendment in the third quarter of 2004.

As a result of the action taken in the third quarter of 2004, CIGNA remeasured the assets and obligations of its domestic qualified plan and increased equity by $21 million after-tax as compared to June 30, 2004. This change was primarily due to an increase in long-term interest rates (from 5.75% to 6.00%) used to determine the accumulated benefit obligation, partially offset by the effect of stock market depreciation on plan assets.

As a result of the actions taken through September 30, 2004, CIGNA decreased equity by $131 million after-tax as compared to December 31, 2003. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 6.00%), as well as the annual update of plan participant data, partially offset by the effect of stock market appreciation on plan assets.

Other postretirement benefits. In the second quarter of 2004, CIGNA recognized the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, retroactive to January 1, 2004 in determining its accumulated other postretirement benefit obligation and net other postretirement benefit cost. The effects of retroactive application were to reduce the accumulated other postretirement benefit obligation as of January 1, 2004, by approximately $20 million pre-tax and to reduce the net other postretirement benefit cost by less than $1 million pre-tax. In addition, in the second quarter of 2004, CIGNA amended its postretirement medical benefits plan to integrate pharmacy benefits with the 2003 Act and reduced its accumulated other postretirement benefit obligation by $29 million pre-tax.

Components of net other postretirement benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Service cost	$ 1	$ 1	$ 2	$ 2
Interest cost	7	9	24	27
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of prior service cost	(4)	(5)	(12)	(13)

Net other postretirement benefit cost	$ 3	$ 4	$ 12	$ 14

CIGNA also recognized pre-tax curtailment gains for other postretirement benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Operational effectiveness review and sale of the retirement benefits business	$5	$--	$19	$--
2002 Health Care restructuring	--	1	--	10

Total curtailment gains	$5	$1	$19	$10

NOTE 8 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits and amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Fixed maturities	$ 3	$(37)	$119	$(20)
Equity securities	7	37	19	73
Mortgage loans	(4)	--	215	(1)
Real estate	(1)	--	51	(1)
Derivatives and other	6	49	43	76

Realized investment gains,
before income taxes	11	49	447	127
Less income taxes	3	17	156	44

Net realized investment
gains	$ 8	$ 32	$291	$ 83

Fixed Maturities and Equity Securities

The following sales of available-for-sale fixed maturities and equity securities include amounts required to adjust future policy benefits and amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Proceeds from sales	$ 1,164	$ 1,864	$ 2,307	$ 6,097
Gross gains on sales	$ 26	$ 114	$ 236	$ 303
Gross losses on sales	$ (7)	$ (15)	$ (41)	$ (59)

As of September 30, 2004, fixed maturities include $70 million of securities classified as trading and carried at fair value with changes in fair value reported in other revenues. The change in fair value of these securities was $4 million pre-tax for the nine months of 2004.

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of September 30, 2004, fixed maturities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation

One year or less:
Investment grade	$1,505	$1,528	$(23)
Below investment
grade	$72	$74	$(2)
More than one year:
Investment grade	$495	$508	$(13)
Below investment
grade	$30	$31	$(1)

There were no equity securities with a material decline in fair value from cost at September 30, 2004.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits;
•	amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003; and
•	amounts required to adjust other liabilities after the initial reclassification of unrealized appreciation under a modified coinsurance arrangement.

Changes in accumulated other comprehensive income (loss) as of the third quarter and nine months ended are as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Three Months Ended September 30,

2004

Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$ 303	$(106)	$ 197
Gains realized on securities	(10)	4	(6)

Net unrealized appreciation, securities	$ 293	$(102)	$ 191

Net unrealized appreciation,
derivatives	$ 6	$ (3)	$ 3

Net translation of foreign currencies	$ 5	$ (2)	$ 3

Minimum pension liability adjustment	$ 32	$(11)	$ 21

2003

Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(183)	$ 64	$(119)
Gains realized on securities	--	--	--

Net unrealized depreciation, securities	$(183)	$ 64	$(119)

Net unrealized depreciation,
derivatives	$ (6)	$ 2	$ (4)

Net translation of foreign currencies:
Net translation of foreign currencies held	$ (9)	$ 3	$ (6)
Foreign currency translation losses
realized on sale of business	$ 3	$ (1)	$ 2

Net translation of foreign currencies	$ (6)	$ 2	$ (4)

Nine Months Ended September 30,

2004

Net unrealized depreciation, securities:
Unrealized appreciation on securities held	$ 85	$(34)	$ 51
Gains realized on securities	(138)	49	(89)
Reclassification to other liabilities for
modified coinsurance arrangement	(256)	90	(166)

Net unrealized depreciation, securities	$(309)	$ 105	$(204)

Net unrealized appreciation,
derivatives	$ 14	$ (5)	$ 9

Net translation of foreign currencies	$ 1	$ --	$ 1

Minimum pension liability adjustment	$(202)	$ 71	$(131)

2003

Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$ 254	$(89)	$ 165
Gains realized on securities	(53)	19	(34)

Net unrealized appreciation, securities	$ 201	$(70)	$ 131

Net unrealized depreciation,
derivatives	$(13)	$ 4	$ (9)

Net translation of foreign currencies:
Net translation on foreign currencies held	$ 5	$ (2)	$ 3
Foreign currency translation losses
realized on sales of businesses	20	(7)	13

Net translation of foreign currencies	$ 25	$ (9)	$ 16

Minimum pension liability adjustment	$(21)	$ 8	$(13)

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended September 30,

2004

Income from continuing operations	$320	$--	$320

Shares (in thousands):
Weighted average	134,910	--	134,910
Options and restricted stock
grants		1,565	1,565

Total shares	134,910	1,565	136,475

EPS	$2.37	$(0.03)	$2.34

2003

Income from continuing operations	$195	$--	$195

Shares (in thousands):
Weighted average	139,740	--	139,740
Options and restricted stock
grants		800	800

Total shares	139,740	800	140,540

EPS	$1.40	$(0.01)	$1.39

Nine Months Ended September 30,

2004

Income from continuing operations	$1,052	$--	$1,052

Shares (in thousands):
Weighted average	137,893	--	137,893
Options and restricted stock
grants		1,524	1,524

Total shares	137,893	1,524	139,417

EPS	$7.63	$(0.08)	$7.55

2003

Income from continuing operations	$330	$--	$330

Shares (in thousands):
Weighted average	139,725	--	139,725
Options and restricted stock
grants		730	730

Total shares	139,725	730	140,455

EPS	$2.36	$(0.01)	$2.35

Common shares held as Treasury shares were 141,718,172 as of September 30, 2004, and 133,913,353 as of September 30, 2003.

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $13.5 billion at September 30, 2004 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA’s reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.2 billion at September 30, 2004, and $5.4 billion at December 31, 2003, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

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

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2004, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees
Individual life insurance and
annuity business sold	$72	$71	$219	$230
Other	34	50	111	135

Total	$106	$121	$330	$365

Reinsurance recoveries
Individual life insurance and
annuity business sold	$75	$50	$224	$199
Other	56	29	108	114

Total	$131	$79	$332	$313

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

In the second quarter of 2004, CIGNA completed the sale of its retirement benefits business and also realigned management responsibility for operations that provide case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits. To appropriately reflect the impact of these actions, CIGNA has changed its segment reporting, and prior periods have been reclassified to conform to this presentation:

•	the sold retirement benefits business is reported in the Run-off Retirement segment;
•	the corporate life insurance business (previously reported in the Retirement segment) was retained and is reported in Other Operations; and
•	results from the disability and workers’ compensation case management activities (previously reported in the Health Care segment) are included in the Disability and Life segment.

Beginning in the second quarter of 2004, corporate overhead previously allocated to the sold retirement benefits business is reported in Corporate.

Summarized segment financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees and other revenues
Health Care	$3,038	$3,311	$9,025	$10,001
Disability and Life	532	487	1,578	1,443
International	252	226	748	648
Run-off Retirement	194	67	522	202
Run-off Reinsurance	50	(51)	32	(269)
Other Operations	66	79	218	259
Corporate	(4)	(18)	(34)	(53)

Total	$4,128	$4,101	$12,089	$12,231

Income (loss) from continuing
operations
Health Care	$206	$70	$533	$270
Disability and Life	41	37	128	116
International	23	20	58	41
Run-off Retirement	90	50	146	147
Run-off Reinsurance	(54)	(20)	(77)	(341)
Other Operations	23	27	59	83
Corporate	(17)	(21)	(86)	(69)

Segment earnings	312	163	761	247
Realized investment gains,
net of taxes	8	32	291	83

Income from
continuing operations	$320	$195	$1,052	$330

NOTE 13 - CONTINGENCIES AND OTHER MATTERS

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Financial Guarantees Primarily Associated with the Retirement Benefits Business

Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer:

•

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2004, employers maintained assets that exceeded 102% to 132% of benefit obligations. Benefit obligations under these arrangements were $3.4 billion as of September 30, 2004 and $3.5 billion as of December 31, 2003. As of September 30, 2004 approximately 90% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of September 30, 2004, or December 31, 2003.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.0 billion as of September 30, 2004, and December 31, 2003. There were no additional liabilities required for these guarantees as of September 30, 2004, or December 31, 2003.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $303 million as of September 30, 2004, and $304 million as of December 31, 2003. CIGNA had additional liabilities for this guarantee of $16 million as of September 30, 2004, and $15 million as of December 31, 2003. In addition, CIGNA guarantees that separate accounts assets will be sufficient to pay retiree benefits for these group annuity participants. This guaranteed benefit obligation was $367 million as of September 30, 2004 and $371 million as of December 31, 2003. There were no additional liabilities required for this guarantee as of September 30, 2004 or December 31, 2003. The fair value of separate account assets for this group annuity contract were as follows:

(In millions)	September 30, 2004	December 31, 2003

Fixed maturities	$338	$342
Mortgage loans	105	134
Other	28	3

Total	$471	$479

Other Financial Guarantees

CIGNA guaranteed construction loans of $26 million as of September 30, 2004, and December 31, 2003, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of September 30, 2004, or December 31, 2003.

CIGNA had indemnification obligations to lenders up to $248 million as of September 30, 2004, and $329 million as of December 31, 2003, related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2005 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2004, or December 31, 2003.

As of September 30, 2004 and December 31, 2003, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of September 30, 2004, and December 31, 2003.

CIGNA has indemnification obligations as of September 30, 2004, and December 31, 2003, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2004, or December 31, 2003.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2004 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.0 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

CIGNA had purchased reinsurance from third parties which covered 80% of the exposures on these contracts. During 2004 and 2003, CIGNA revised credit risk assumptions for one reinsurer, and in October 2004, CIGNA entered into an agreement with that reinsurer relieving them of any future obligation to CIGNA. As a result, CIGNA expects recovery of approximately 55% of the exposures on these contracts.

As of September 30, 2004, CIGNA had liabilities of $114 million related to these contracts and amounts recoverable from reinsurers of $71 million. CIGNA had an additional liability of $38 million associated with the cost of reinsurance as of September 30, 2004. As of December 31, 2003, CIGNA had liabilities of $74 million related to these contracts and amounts recoverable from reinsurers of $51 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Leases and Rentals

Commitments made in 2004 for future net minimum rental payments under new non-cancelable operating leases were $83 million, net of future minimum lease payments assumed by the buyer of the retirement benefits business.

Regulatory and Industry Developments

Employee benefits regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA’s business practices and will continue to do so in the future. In addition, CIGNA’s subsidiaries are routinely involved with various claims, lawsuits and regulatory audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA’s health care operations if it inhibits CIGNA’s ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

In the second quarter of 2004, the United States Supreme Court ruled in CIGNA’s favor, in a case involving a CIGNA subsidiary, by ruling that ERISA preempts a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. Under ERISA, plan participants have access to internal and external appeals processes to resolve coverage disputes and may bring action in the federal courts to resolve health care coverage issues.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Gramm-Leach-Bliley Act of 1999 and related regulations have created significant regulatory requirements related to, among other things, the privacy of individually identifiable health care information, electronic data interchange and the security of electronic health information. CIGNA has instituted systems enhancements and training, and has undertaken other administrative efforts to satisfy these requirements.

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Tax liability on policyholder surplus accounts. In October 2004, the American Jobs Creation Act of 2004 was enacted. The legislation suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholder surplus account. As a result of this legislation, and subject to regulatory approval, CIGNA’s principal subsidiary has the ability to distribute amounts from this account to the parent company without incurring federal income tax. For additional information, see Note 14 of CIGNA’s 2003 Annual Report to Shareholders.

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

Litigation and Other Legal Matters

In the first quarter of 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. All appeals of the courts’ approval have been withdrawn, which permits implementation of the settlement. The settlement resolves for CIGNA and the plaintiff class all physician claims reflected in the litigation.

In the third quarter of 2003, CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) to increase the reserve for this settlement and other non-physician provider health care litigation. CIGNA had previously recognized an after-tax charge of $50 million ($77 million pre-tax) in 2002 for expected costs associated with the multi-district litigation. The reserve reflects insurance recoveries.

During the second and third quarters of 2004, CIGNA, some of its competitors, insurance companies in other lines of business and certain insurance brokers received subpoenas from the New York Attorney General relating to his investigation of broker compensation. During the third quarter of 2004, the New York Attorney General broadened his investigation and brought suit against a large insurance broker, alleging that the broker sought rigged bids from, and steered business to, certain property and casualty insurers with whom it had contingent compensation arrangements. The Connecticut Attorney General opened a similar investigation and sent subpoenas to CIGNA and some of its competitors. Separately, class action lawyers filed two lawsuits against a different insurance broker and several group life, disability and accident insurance companies, including CIGNA subsidiaries, asserting among other things, that contingent commissions are unlawful. CIGNA is cooperating with the inquiries by the New York and Connecticut Attorneys General and disagrees with the assertions against it in the lawsuits.

During the third quarter of 2004, the New York Attorney General commenced a lawsuit against Express Scripts, Inc. and two CIGNA insurance companies. Under an agreement with the CIGNA companies, Express Scripts is responsible for administering the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. The CIGNA companies insure the prescription drug benefit program and hold the contract with the New York State Department of Civil Service. The complaint primarily focuses on administration of the prescription drug benefit program.

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

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2004 and 2005”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 47.

The following discussion addresses the financial condition of CIGNA as of September 30, 2004, compared with December 31, 2003, and its results of operations for the third quarter and nine months ended September 30, 2004, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2003 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, clinical information management, dental benefits, and disease management) as well as group disability, life and accident insurance, and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off retirement operation (see page 26 for further discussion) and a run-off reinsurance operation.

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

CIGNA generates revenues, income and cash flow by maintaining and growing its relationships with employers and consumers, charging prices that reflect emerging experience and investing available cash at attractive rates of return for appropriate durations. CIGNA’s ability to increase operating results in terms of growth in revenues, net income and operating cash flow is directly related to its ability to execute plans that address broad economic factors as well as company-specific drivers.

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

CIGNA regularly monitors trends in the above mentioned economic and other factors and the company-specific drivers of operating results. CIGNA develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets served. CIGNA’s ability to achieve its financial objectives is dependent upon its ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, which is dependent on membership growth, and on managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) lower medical cost trends; (2) deliver quality member service; (3) lower administrative expenses; and (4) improve medical membership results (see page 32 for further discussion). In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also working to resolve disputes associated with workers’ compensation and other reinsurance contracts (see page 37 for further discussion).

The recent sale of the retirement benefits business improved parent company liquidity and enhanced financial flexibility for CIGNA but will reduce revenues, net income, cash flows from operating activities and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$3,615	$3,841	$10,746	$11,615
Net investment income	340	623	1,298	1,949
Other revenues	513	260	1,343	616
Realized investment gains	11	49	447	127

Total revenues	4,479	4,773	13,834	14,307
Benefits and expenses	3,965	4,492	12,217	13,821

Income from continuing operations before taxes	514	281	1,617	486
Income taxes	194	86	565	156

Income from continuing operations	320	195	1,052	330
Income from discontinued operations	--	--	--	48

Income before cumulative effect of accounting change	320	195	1,052	378
Cumulative effect of accounting change, net of taxes (See Note 2 to the Financial Statements)	--	--	(139)	--

Net income	$320	$195	$913	$378

Realized investment gains, net of taxes	$8	$32	$291	$83

Income from continuing operations includes special items, which are discussed below. Excluding these special items, CIGNA’s results increased for the third quarter of 2004, compared with the same period last year, primarily due to higher earnings in the Health Care segment (see page 31 for discussion of the drivers of these results). Results for the nine months of 2004 also increased, compared with the same period last year, reflecting the immediate gain recognition associated with the sale of the retirement benefits business (see page 26), as well as higher earnings in the Health Care segment.

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)

Three Months Ended September 30,

2004

Accelerated recognition of deferred gain on sale of retirement benefits business (see page 26)	$122	$79
Net charge associated with modified
coinsurance arrangements (see page 26)	(14)	(9)

Total	$108	$70

2003

Health care provider litigation	$(57)	$(37)
Intangible asset write-off for provider
contracts	(16)	(10)
Gain on sale of Japanese pension
operations	8	5
Restructuring items, net	1	1

Total	$(64)	$(41)

Nine Months Ended September 30,

2004

Accelerated recognition of deferred gain	$122	$79
on sale of retirement benefits business
(see page 26)
Restructuring charge (see page 27)	(75)	(49)
Net charge associated with modified
coinsurance arrangements (see page 26)	(14)	(9)
Effect of new accounting pronouncement
(see page 34)	(17)	(11)

Total	$16	$10

2003

Health care provider litigation	$(57)	$(37)
Intangible asset write-off for provider
contracts	(16)	(10)
Reserve charge on certain specialty life
reinsurance contracts	(441)	(286)
Gain on sale of Japanese pension
operations	8	5
Restructuring items, net*	12	8

Total	$(494)	$(320)

_________________

* Restructuring items include a reduction of costs of $10 million after-tax ($15 million pre-tax) in the second quarter of 2003 associated with the 2002 health care restructuring program, charges of $9 million after-tax ($13 million pre-tax) in the second quarter of 2003 associated with restructuring certain corporate functions (see page 27), as well as gains on other postretirement benefits recognized through the nine months of 2003 in connection with the 2002 health care restructuring program.

Revenues

Revenues decreased for the third quarter and nine months of 2004 compared with the same periods last year primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership; and
•	reduced net investment income primarily related to the sale of the retirement benefits business.

These declines were partially offset by:

•

gains in the third quarter and lower losses in the nine months of 2004, from futures and forward contracts entered in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 35); and

•	recognition of deferred gain amortization associated with the sale of the retirement benefits business.

In addition, the decrease for the nine months of 2004 was also offset by:

•	higher realized investment gains, primarily on assets transferred in connection with the sale of the retirement benefits business; and
•	higher other revenues in the Run-off Retirement segment (see page 35).

Outlook for 2004 and 2005

Subject to the factors noted in the Cautionary Statement on page 47, management expects full year 2004 income from continuing operations excluding realized investment results and special items to be lower than the nine months of 2004 on an annualized basis. The Company’s full year consolidated outlook reflects lower earnings resulting from the sale of the retirement benefits business. In addition, CIGNA’s outlook assumes that the recent level of favorable prior year claims development and certain favorable expense items included in Health Care segment earnings for the nine months of 2004 will not recur in the fourth quarter of 2004.

Information is not available for management to reasonably estimate for the remainder of 2004:

•	realized investment gains (losses); or
•	special items, including:
•	any accelerated recognition of the deferred gain associated with the sale of the retirement benefits business (see below for additional information); and
•	the impact of any ongoing volatility from certain modified coinsurance arrangements with the buyer of the retirement benefits business (see below).

Special items for the fourth quarter of 2004 will include the gain on sale of CIGNA’s investment advisory businesses (see page 28).

Realized investment gains, net of taxes, were $8 million for the third quarter and $291 million for the nine months of 2004. The nine months of 2004 includes realized investment gains of $259 million after-tax related to the immediate gain recognition on the sale of the retirement benefits business. Realized investment results are not predictable and therefore these amounts are not necessarily indicative of full year results.

CIGNA expects full year 2005 income from continuing operations excluding realized investment results and special items to be lower than the comparable 2004 amount. In 2005, special items will include any additional accelerated gain recognition and any ongoing volatility from certain modified coinsurance arrangements, and may include charges incurred related to potential expense reduction initiatives.

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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2003 Annual Report to Shareholders beginning on page 16 and include the following:

•	future policy benefits – guaranteed minimum death benefits;
•	unpaid claims and claim expenses for guaranteed cost and minimum premium programs and retrospectively experience-rated health care products;
•	reinsurance recoverables for Run-off Reinsurance; and
•	investments – recognition of losses from other- than-temporary impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as estimates with respect to contracts that guarantee a minimum level of income benefits (see page 43 for further discussion), post-employment and postretirement benefits, certain compensation accruals and income taxes.

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

As this transaction was primarily in the form of a reinsurance arrangement, $542 million of the after-tax gain was deferred and will be amortized over future periods at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). CIGNA recognized normal gain amortization of $28 million pre-tax ($18 million after-tax) for the third quarter and $57 million pre-tax ($37 million after-tax) for the nine months of 2004 in other revenues in the Run-off Retirement segment. The sales agreement provides for post-closing adjustments; however, any future adjustments are not expected to be material to CIGNA’s consolidated results of operations, liquidity or financial condition.

During the second and third quarters of 2004, the buyer of the retirement benefits business entered into agreements with some of the insured parties, relieving CIGNA of any remaining contractual obligations to those parties. As such agreements were entered into, CIGNA accelerated recognition of the deferred gain in other revenues by $122 million pre-tax ($79 million after-tax) for the third quarter and $126 million pre-tax ($82 million after-tax) for the nine months of 2004. CIGNA also reduced reinsurance recoverables, contractholder deposit funds and separate account balances for these obligations. Although CIGNA expects the majority of the insured parties to enter into these agreements during the next two years, the pace and amount of these agreements is unknown.

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

At September 30, 2004, CIGNA had approximately $3.2 billion of invested assets, primarily fixed maturities and mortgage loans, supporting certain modified coinsurance arrangements with the buyer, of which $2.0 billion was held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying modified coinsurance arrangements. As a result of these modified coinsurance arrangements, CIGNA has embedded derivatives that transfer to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. Decreases or significant increases in interest rates or credit risks could result in material volatility in CIGNA’s consolidated net income into 2006. In the third quarter of 2004, CIGNA recorded a pre-tax charge for these effects of $14 million in other revenues. For the nine months of 2004, other revenues included a pre-tax benefit of $27 million for these effects and a related pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under these arrangements.

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

In the second and third quarters of 2004, CIGNA recorded additional charges under this review for severance costs and costs associated with vacating certain leased facilities (see table below).

CIGNA continues to assess its operations under this review. The total of all charges is not expected to exceed $60 million after-tax for the full year of 2004. CIGNA estimates after-tax savings from the charges recorded through September 30, 2004 to be approximately $85 million annually.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total

First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	-	5

Total	44	31	75

First quarter 2004 payments:
Severance	(2)	(4)	(6)

Balance as of March 31, 2004	42	27	69

Second quarter 2004 charge:
Severance	-	4	4
Real estate and other	3	-	3

Total	3	4	7

Second quarter 2004 payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	-	(1)

Balance as of June 30, 2004	34	23	57

Third quarter 2004 charge:
Real estate and other	3	1	4
Third quarter 2004 payments:
Severance	(7)	(8)	(15)
Real estate and other	(1)	-	(1)

Balance as of September 30, 2004	$29	$16	$45

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

_____________________

        * Includes first quarter 2004 restructuring charges of $2 million pre-tax in the Disability and Life segment.

Minimum Pension Liability

In connection with the sale of the retirement benefits business and the operational effectiveness review, CIGNA had a pension curtailment event. In addition, CIGNA completed the annual update of plan participant data in the second quarter of 2004 and a plan amendment in the third quarter of 2004.

As a result of the action taken in the third quarter of 2004, CIGNA remeasured the assets and obligations of its domestic qualified plans and increased equity by $21 million after-tax as compared to June 30, 2004. This change was primarily due to an increase in long-term interest rates (from 5.75% to 6.00%) used to determine the accumulated benefit obligation, partially offset by the effect of stock market depreciation on plan assets.

As a result of the actions taken through September 30, 2004, CIGNA decreased equity by $131 million after-tax as compared to December 31, 2003. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 6.00%), as well as the annual update of plan participant data, partially offset by the effect of stock market appreciation on plan assets.

Other Acquisitions and Dispositions

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions, other than the sale of the retirement benefits business, are described below.

Sale of investment advisory businesses. During the fourth quarter of 2004, CIGNA sold its fixed income investment advisory business and is expected to complete the sale of its equity investment advisory business. As a result in the fourth quarter of 2004, CIGNA expects to record an estimated after-tax gain of $15 million in the Other Operations segment.

Sale of Japanese pension operations. In the third quarter of 2003, CIGNA sold its interest in a Japanese pension operation for cash proceeds of $18 million and recognized an after-tax gain of $5 million. The gain was reported in the International segment in continuing operations since this operation was accounted for under the equity method of accounting.

Sale of Lovelace Health Systems, Inc. In the first quarter of 2003, CIGNA sold the operations of Lovelace, an integrated health care system, for cash proceeds of $209 million and recognized an after-tax gain of $32 million, which is reported in discontinued operations.

Sale of Brazilian Health Care Operations. In the first quarter of 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations.

Regulatory and Industry Developments

Employee benefits regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA’s business practices and will continue to do so in the future. In addition, CIGNA’s subsidiaries are routinely involved with various claims, lawsuits and regulatory audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA’s health care operations if it inhibits CIGNA’s ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

In the second quarter of 2004, the United States Supreme Court ruled in CIGNA’s favor, in a case involving a CIGNA subsidiary, by ruling that the Employee Retirement Income Security Act (ERISA) preempts a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. Under ERISA, plan participants have access to internal and external appeals processes to resolve coverage disputes and may bring action in the federal courts to resolve health care coverage issues.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Gramm-Leach-Bliley Act of 1999 and related regulations have created significant regulatory requirements related to, among other things, the privacy of individually identifiable health care information, electronic data interchange and the security of electronic health information. CIGNA has instituted systems enhancements and training, and has undertaken other administrative efforts to satisfy these requirements.

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state; and
•	legislation that would exempt independent physicians from antitrust laws.

The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Tax liability on policyholder surplus accounts. In October 2004, the American Jobs Creation Act of 2004 was enacted. The legislation suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholder surplus account. As a result of this legislation, and subject to regulatory approval, CIGNA’s principal subsidiary has the ability to distribute amounts from this account to the parent company without incurring federal income tax. For additional information, see Note 14 of CIGNA’s 2003 Annual Report to Shareholders.

Litigation and other legal matters. In the first quarter of 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. All appeals of the court’s approval have been withdrawn, which permits implementation of the settlement. The settlement resolves for CIGNA and the plaintiff class all physician claims reflected in the litigation.

In the third quarter of 2003, CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) to increase the reserve for this settlement and other non-physician provider health care litigation. CIGNA had previously recognized an after-tax charge of $50 million ($77 million pre-tax) in 2002 for expected costs associated with the multi-district litigation. The reserve reflects insurance recoveries.

During the second and third quarters of 2004, CIGNA, some of its competitors, insurance companies in other lines of business and certain insurance brokers received subpoenas from the New York Attorney General relating to his investigation of broker compensation. During the third quarter of 2004, the New York Attorney General broadened his investigation and brought suit against a large insurance broker, alleging that the broker sought rigged bids from, and steered business to, certain property and casualty insurers with whom it had contingent compensation arrangements. The Connecticut Attorney General opened a similar investigation and sent subpoenas to CIGNA and some of its competitors. Separately, class action lawyers filed two lawsuits against a different insurance broker and several group life, disability and accident insurance companies, including CIGNA subsidiaries, asserting among other things, that contingent commissions are unlawful. CIGNA is cooperating with the inquiries by the New York and Connecticut Attorneys General and disagrees with the assertions against it in the lawsuits.

During the third quarter of 2004, the New York Attorney General commenced a lawsuit against Express Scripts, Inc. and two CIGNA insurance companies. Under an agreement with the CIGNA companies, Express Scripts is responsible for administering the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. The CIGNA companies insure the prescription drug benefit program and hold the contract with the New York State Department of Civil Service. The complaint primarily focuses on administration of the prescription drug benefit program.

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

See “Unicover and other run-off reinsurance” on page 37 for a description of legal matters arising out of the run-off reinsurance operations.

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

Segment Reporting

In the second quarter of 2004, CIGNA completed the sale of its retirement benefits business and also realigned management responsibility for operations that provide case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits. To appropriately reflect the impact of these actions, CIGNA has changed its segment reporting, and prior periods have been reclassified to conform to this presentation:

•	the sold retirement benefits business is reported in the Run-off Retirement segment;
•	the corporate life insurance business (previously reported in the Retirement segment) was retained and is reported in Other Operations; and
•	results from the disability and workers’ compensation case management activities (previously reported in the Health Care segment) are included in the Disability and Life segment.

Beginning in the second quarter of 2004, corporate overhead previously allocated to the sold retirement benefits business is reported in Corporate.

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings,” which is defined as income (loss) from continuing operations before realized investment gains (losses).

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$2,776	$3,068	$8,251	$9,308
Net investment income	69	66	210	208
Other revenues	262	243	774	693

Segment revenues	3,107	3,377	9,235	10,209
Benefits and expenses	2,788	3,270	8,415	9,783

Income before taxes	319	107	820	426
Income taxes	113	37	287	156

Segment earnings	$206	$70	$533	$270

Realized investment gains, net of taxes	$5	$25	$9	$36

Special items (after-tax) included in segment earnings:
Health care provider litigation	$-	$(37)	$-	$(37)
Intangible asset write-off for provider contracts	$-	$(10)	$-	$(10)
Restructuring charge	$-	$-	$(28)	$-
Restructuring item	$-	$1	$-	$16

Results

Segment earnings increased for the third quarter and nine months of 2004, compared to the same periods last year, reflecting improvement in the experience-rated and guaranteed cost businesses, favorable prior year claims development and higher specialty health care results, partially offset by the impact of lower membership.

Medical membership decreased from September 30, 2003, due to a decline in new business sales and lower retention of existing accounts. These declines are attributable, in part, to CIGNA maintaining underwriting discipline in a competitive pricing environment, while continuing to work to reduce medical and operating expenses, which affects the competitiveness of CIGNA’s health care products.

See the “Operational Improvement” section below for discussion of the key areas of focus in improving the results of the health care operations.

CIGNA reports the results of this segment in two parts, Health Maintenance Organization (HMO) and Indemnity operations. HMO includes medical managed care and specialty health care operations such as managed behavioral health, medical cost and utilization management, managed dental, managed pharmacy programs and pharmaceutical fulfillment services. Indemnity includes medical and dental indemnity, and group disability and life insurance products that were historically sold in connection with certain experience-rated medical accounts and continue to be managed by the health care business.

Segment earnings for the HMO and Indemnity operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

HMO operations	$131	$87	$418	$262
Indemnity operations	75	(17)	115	8

Total	$206	$70	$533	$270

Total special items (after-tax) for HMO and Indemnity operations:
HMO operations	$--	$(28)	$(3)	$(20)
Indemnity operations	$--	$(18)	$(25)	$(11)

HMO results, excluding the special items noted above, increased for the third quarter and nine months of 2004, compared with the same periods last year, primarily due to:

•	favorable prior year claims development compared to unfavorable development in the same period last year;
•	underlying improvement in the Commercial HMO medical cost ratio reflecting strong pricing and underwriting execution as well as solid medical management results; and
•	higher earnings in specialty health care operations.

These factors were partially offset by the impact of membership declines.

Indemnity results, excluding the special items noted above, improved for the third quarter and nine months of 2004, compared with the same periods last year, because of strong pricing and underwriting execution, as well as improved medical cost management in the experience-rated and guaranteed cost businesses.

These increases were partially offset by the impact of membership declines in all businesses.

Premiums and Fees

Premiums and fees decreased for the third quarter and nine months of 2004, compared with the same periods last year, because of membership declines partially offset by rate increases.

Premiums and fees by funding arrangement type were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Guaranteed cost	$1,344	$1,496	$4,075	$4,582
Experience-rated	1,084	1,159	3,087	3,466
Administrative services only	348	413	1,089	1,260

Total premiums and fees	$2,776	$3,068	$8,251	$9,308

Experience-rated premiums and fees include amounts associated with minimum premium funding arrangements because the risk profiles are similar. See page 11 of CIGNA’s 2003 Form 10-K for a description of funding arrangement types.

Medical Membership

As of September 30, medical membership was as follows for the HMO and Indemnity operations:

(In millions)	2004	2003

HMO	5.5	6.2
Indemnity (estimated)	4.4	5.6

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

Lowering medical cost trend. In early 2003, CIGNA implemented a new centralized medical management model to help facilitate consistent levels of care for its members and to reduce infrastructure expenses. As a result of solid execution of CIGNA’s medical management model, inpatient utilization rates, particularly in the Commercial HMO line of business, continued to decline through the nine months of 2004.

CIGNA is working to reduce its medical cost trend by managing unit medical costs more effectively. To help achieve this end, CIGNA continues to focus on renegotiating contracts with certain facilities to limit increases in medical reimbursement costs.

Continuing to deliver quality member service. During 2002, CIGNA began transitioning to a new service and systems platform to improve the level and quality of service to its customers. Approximately 70% of health care members were served on this new platform by September 30, 2004. Satisfaction rates for new and existing customers who have moved to this new platform have been steadily improving, with the most recent survey suggesting satisfaction rates in the mid-90% range. Migration to this new platform will continue through early 2006.

Lowering administrative expenses. Early in 2004, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. See page 27 for further discussion of charges recorded through the nine months of 2004 related to this matter. CIGNA continues to perform operational reviews in order to identify additional cost savings.

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

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$479	$439	$1,425	$1,294
Net investment income	62	60	186	181
Other revenues	53	48	153	149

Segment revenues	594	547	1,764	1,624
Benefits and expenses	534	496	1,585	1,466

Income before taxes	60	51	179	158
Income taxes	19	14	51	42

Segment earnings	$41	$37	$128	$116

Realized investment gains, net of taxes	$3	$19	$4	$41

Special item (after-tax) included in segment earnings:
Restructuring items, net	$--	$--	$(1)	$1

The Disability and Life segment includes group accident and specialty association business in addition to its disability and life insurance products.

Results

Disability and Life segment earnings increased for the third quarter and nine months of 2004, primarily reflecting:

•	favorable mortality experience in the life insurance business;
•	reduced operating expenses due to restructuring-related actions and improved expense management; and
•	higher premiums and fees in the disability and life insurance businesses.

These factors were partially offset by lower results in the accident and specialty association businesses.

Premiums and Fees

Premiums and fees increased for the third quarter and nine months of 2004 compared to the same periods last year primarily reflecting higher new business and strong customer retention in both life and disability products.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$254	$215	$745	$636
Net investment income	16	10	42	36
Other revenues	(2)	11	3	12

Segment revenues	268	236	790	684
Benefits and expenses	233	206	701	621

Income before taxes	35	30	89	63
Income taxes	12	10	31	22

Segment earnings	$23	$20	$58	$41

Realized investment gains,
net of taxes	$--	$--	$1	$5

Special item included in segment earnings:
Gain on sale of Japanese pension operations	$--	$5	$--	$5

Results

International segment earnings increased for the third quarter and nine months of 2004, compared with the same periods last year, primarily due to:

•	strong revenue growth in the life, accident and health insurance business, particularly in Korea;
•	favorable prior year claims development in the expatriate employee benefits business; and
•	the positive impact of the divestiture of non-strategic businesses.

Premiums and Fees

Premiums and fees increased for the third quarter and nine months of 2004 compared to the same periods last year reflecting:

•	sales growth in the life, accident and health insurance operations, particularly in Korea; and
•	higher premiums and fees for the expatriate employee benefit business principally resulting from membership growth.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$59	$67	$175	$202
Net investment income	53	339	424	1,072
Other revenues	135	--	347	--

Segment revenues	247	406	946	1,274
Benefits and expenses	114	338	741	1,070

Income before taxes	133	68	205	204
Income taxes	43	18	59	57

Segment earnings	$90	$50	$146	$147

Realized investment gains, net of taxes	$1	$11	$268	$15

Special items (after-tax) included in
segment earnings:
Accelerated recognition of
deferred gain on sale of
retirement benefits
business	$79	$--	$79	$--
Net charge associated with
modified coinsurance
arrangements	$(9)	$--	$(9)	$--
Effect of new accounting
pronouncement (see Note
2 to the Financial
Statements)	$--	$--	$(11)	$--

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	net results of modified coinsurance arrangements;
•	expenses associated with the run-off of this business; and
•	results of the retirement benefits business prior to the sale.

Beginning in the second quarter of 2004, premiums and fees and net investment income represent amounts associated with the portion of the retirement benefits business reinsured under modified coinsurance arrangements and are offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings include the special items noted in the table above. Excluding these items, segment earnings decreased for the third quarter and nine months of 2004, compared with the same periods last year primarily due to the sale of the retirement benefits business, partially offset by the recognition of normal deferred gain amortization. In addition, the decrease for the nine months of 2004 includes higher compensation and related benefit expenses to retain key employees associated with the sold business.

Other Revenues

Other revenues include:

•	normal deferred gain amortization of $28 million pre-tax for the third quarter and $57 million pre-tax for the nine months of 2004;
•

accelerated gain amortization of $122 million pre-tax for the third quarter and $126 million pre-tax (of which $122 million pre-tax is noted as a special item) for the nine months of 2004 as described on page 26;

•	a net charge associated with modified coinsurance arrangements; and
•

beginning October 1, 2003, through the sale of the retirement benefits business on April 1, 2004, other revenues also included changes in fair value of securities supporting experience-rated pension policyholder contracts. Under the experience-rating process, gains and losses on assets related to these contracts generally accrued to policyholders and were offset by amounts included in benefits and expenses.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$16	$21	$56	$58
Net investment income	22	22	70	57
Other revenues	34	(72)	(24)	(327)

Segment revenues	72	(29)	102	(212)
Benefits and expenses	125	1	183	299

Loss before income tax
benefits	(53)	(30)	(81)	(511)
Income taxes (benefits)	1	(10)	(4)	(170)

Segment loss	$(54)	$(20)	$(77)	$(341)

Realized investment gains,
net of taxes	$2	$4	$--	$13

Special item (after-tax) included
in segment loss:
Reserve charge on
guaranteed minimum
death benefit contracts	$--	$--	$--	$(286)

Results

Segment loss for the Run-off Reinsurance segment was lower for the nine months of 2004, compared with the same period last year, primarily because of the 2003 reserve charge for guaranteed minimum death benefit contracts. Excluding this special item, segment loss increased for the third quarter and nine months of 2004 resulting from reserve increases of $48 million after-tax in the workers’ compensation and personal accident businesses.

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts and foreign currency forward contracts (see below). Other revenues included a pre-tax gain of $33 million for the third quarter and pre-tax losses of $27 million for the nine months of 2004, and pre-tax losses of $70 million for the third quarter and $326 million for the nine months of 2003 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits, losses and settlement expenses.

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

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 17 of CIGNA’s 2003 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the third quarter of 2004, CIGNA completed its normal quarterly review of assumptions and emerging experience and recorded a net after-tax charge of $1 million. See Note 6 to the Financial Statements for additional information about these assumptions.

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

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.1 billion as of September 30, 2004 and $1.2 billion as of December 31, 2003.

As of September 30, 2004, the aggregate fair value of the underlying mutual fund investments was approximately $44.3 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.2 million contractholders had died on that date) was approximately $11.6 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional or face amount of the futures and forward contract positions held by CIGNA at September 30, 2004, was $1.6 billion.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 43 for further information.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2004, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Premiums and fees	$31	$31	$94	$117
Net investment income	114	126	358	395
Other revenues	35	48	124	142

Segment revenues	180	205	576	654
Benefits and expenses	145	163	485	525

Income before taxes	35	42	91	129
Income taxes	12	15	32	46

Segment earnings	$23	$27	$59	$83

Realized investment gains
(losses), net of taxes	$(3)	$(27)	$9	$(27)

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance;
•	leveraged corporate life insurance (corporate life insurance on which policy loans are outstanding);
•	settlement annuity business; and
•	certain investment management services.

Results

Segment earnings for Other Operations declined for the third quarter of 2004 compared to the same periods last year primarily due to:

•	higher severance and employee retention costs associated with the investment advisory business; and
•	lower earnings in the corporate life insurance business primarily due to less favorable mortality experience.

The decline for the nine months of 2004 also reflects:

•	higher severance and employee retention costs associated with the investment operations supporting the sold retirement benefits business;
•	lower earnings from certain investment management services; and
•	lower earnings in the individual life insurance and annuity business as a result of an increase to litigation reserves and lower amortized gains.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Segment loss	$(17)	$(21)	$(86)	$(69)

Special item (after-tax) included
in segment loss:
Restructuring charge	$--	$--	$(20)	$(9)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss for the third quarter and nine months of 2004, compared with the same periods last year reflects higher interest income and curtailment gains for other postretirement benefits associated with CIGNA’s operational effectiveness review, partially offset by the inclusion of overhead costs previously allocated to the sold retirement benefits business.

The loss for nine months of 2004 also reflects higher restructuring charges and costs associated with retiring $76 million of long-term debt (see Contractual obligations on page 44 for additional information).

Management expects to eliminate the excess overhead previously allocated to the sold retirement benefits business from its operations by year end 2004 through restructuring actions and other cost reduction initiatives.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Nine Months Ended
(In millions)	September 30, 2003

Revenues	$--

Loss before income tax benefits	$(3)
Income tax benefits	(1)

Loss from operations	(2)
Gains on sales, net of taxes of $25	50

Income from discontinued operations	$48

Results from discontinued operations primarily consist of after-tax gains on sales of businesses (see page 28 for additional information).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from continuing operations for the nine months ended September 30, 2004 are as follows:

(In millions)	2004	2003

Operating activities	$1,181	$841
Investing activities	$1,657	$158
Financing activities	$(1,305)	$(613)

Cash and cash equivalents increased $1.5 billion in 2004 and $386 million in 2003. Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA’s program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits, losses and expenses.

2004:

•

The increase in cash flows from operating activities primarily reflects 2004 net proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts of $1.0 billion. The classification of such proceeds as operating began in the fourth quarter of 2003; accordingly there was no comparable amount for the nine months of 2003. Such proceeds were used to fund most of the 2004 withdrawals from contractholder deposit funds discussed below under financing. In addition, CIGNA reported lower losses in 2004 compared with 2003 of $299 million associated with futures and forward contracts entered into as part of a program to manage equity market risks in the Run-off Reinsurance segment. Partially offsetting these items were tax payments in 2004 of $543 million (primarily related to the sale of the retirement benefits business) compared with tax refunds in 2003 of $326 million (primarily reflecting loss carrybacks attributable to net losses reported in 2002), and payment of $70 million related to the provider class action litigation (charges reported in prior years).

•

Cash provided by investing activities primarily consisted of proceeds from the sale of the retirement benefits business of $2.1 billion, partially offset by net purchases of investments ($390 million), and net purchases of property and equipment ($32 million).

•

Cash used in financing activities consisted primarily of repurchase of and payments of dividends on common stock ($580 million), net withdrawals from contractholder deposit funds ($673 million) and repayment of debt ($76 million).

2003:

•

Cash provided by investing activities consisted primarily of proceeds on sale of businesses ($227 million) and net sales and maturities of investments ($14 million), partially offset by net purchases of property and equipment ($67 million).

•

Cash used in financing activities consisted of payments of dividends on common stock ($139 million), net withdrawals from contractholder deposit funds ($344 million) and repayment of debt ($130 million).

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

With the net proceeds from the sale of the retirement benefits business and dividends from its subsidiaries, CIGNA expects to continue to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries;
•	maintain at least $500 million of uncommitted cash at the parent company level through 2004; and
•	return capital to investors through share repurchase.

Upon closing the sale of the retirement benefits business, CIGNA reinitiated its share repurchase program and actively began repurchasing shares. From July 1, 2004 through November 2, 2004, CIGNA repurchased 3.7 million shares through this program at an average price of $67.15 per share for an aggregate cost of $249 million. On July 28, 2004, CIGNA’s Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining authorization as of November 2, 2004, was $538 million.

See also the table in Part II, Item 2 of CIGNA’s Form 10-Q for more information on share repurchase activity for the third quarter ended September 30, 2004.

On October 27, 2004, CIGNA’s Board of Directors authorized the retirement of 116 million shares of treasury stock. This transaction will have no net impact on CIGNA’s shareholders’ equity.

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

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of November 2, 2004, the ratings of CIGNA and CG Life (CIGNA’s principal subsidiary) were as follows:

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

Financial guarantees primarily associated with the retirement benefits business. Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer:

•	CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2004, employers maintained assets that exceeded 102% to 132% of benefit obligations. Benefit obligations under these arrangements were $3.4 billion as of September 30, 2004 and $3.5 billion as of December 31, 2003. As of September 30, 2004, approximately 90% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of September 30, 2004, or December 31, 2003.

•

For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.0 billion as of September 30, 2004, and December 31, 2003. There were no additional liabilities required for these guarantees as of September 30, 2004, or December 31, 2003.

•

CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $303 million as of September 30, 2004, and $304 million as of December 31, 2003. CIGNA had additional liabilities for this guarantee of $16 million as of September 30, 2004, and $15 million as of December 31, 2003. In addition, CIGNA guarantees that separate account assets will be sufficient to pay retiree benefits for these group annuity participants. This guaranteed benefit obligation was $367 million as of September 30, 2004 and $371 million as of December 31, 2003. There were no additional liabilities required for this guarantee as of September 30, 2004 or December 31, 2003.

Other financial guarantees. CIGNA guaranteed construction loans of $26 million as of September 30, 2004, and December 31, 2003, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of September 30, 2004, or December 31, 2003.

CIGNA had indemnification obligations to lenders up to $248 million as of September 30, 2004, and $329 million as of December 31, 2003, related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2005 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2004, or December 31, 2003.

As of September 30, 2004 and December 31, 2003, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of September 30, 2004, and December 31, 2003.

CIGNA has indemnification obligations as of September 30, 2004, and December 31, 2003, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2004, or December 31, 2003.

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

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, policy surrenders, credit risk and annuity election rates. As annuitants begin to become eligible to elect their income benefit annuity in 2004 and 2005, CIGNA will monitor actual experience against its annuity election rate assumptions. The current annuity election rate assumption is that no more than 5% of the policies that CIGNA reinsures with guaranteed minimum income benefits will elect to annuitize their variable annuity contract each year. If this rate were assumed to be 10%, net income would decrease by approximately $40 million after-tax as of September 30, 2004.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2004 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $2.0 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

CIGNA had purchased reinsurance from third parties which covered 80% of the exposures on these contracts. During 2004 and 2003, CIGNA revised credit risk assumptions for one reinsurer, and in October 2004, CIGNA entered into an agreement with that reinsurer relieving them of any future obligation to CIGNA. As a result, CIGNA expects recovery of approximately 55% of the exposures on these contracts.

As of September 30, 2004, CIGNA had liabilities of $114 million related to these contracts and amounts recoverable from reinsurers of $71 million. CIGNA had an additional liability of $38 million associated with the cost of reinsurance as of September 30, 2004. As of December 31, 2003,

CIGNA had liabilities of $74 million related to these contracts and amounts recoverable from reinsurers of $51 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. As of September 30, 2004, CIGNA’s contractual obligations included $53 million in nonrecourse obligations due as follows: $28 million in 2005 and 2006; and $25 million in 2007 and 2008. See Note 2 to the Financial Statements for additional information.

In addition, during the nine months of 2004:

•

CIGNA retired approximately $76 million of long-term debt. The retired debt comprised $15 million in 8.25% notes, maturing in 2007; $9 million in 7.4% notes, maturing in 2007; $28 million in 7% notes, maturing in 2011; and $24 million in 6.375% notes, maturing in 2011;

•	other long-term liabilities decreased by $232 million for derivatives transferred to the buyer of the retirement benefits business;
•	CIGNA contributed $145 million to its qualified pension plans in accordance with minimum funding requirements as prescribed by ERISA. No additional contributions are expected in 2004; and
•

commitments made for future net minimum rental payments under new non-cancelable operating leases beginning in 2006 through 2016 were $83 million, net of future minimum lease payments assumed by the buyer of the retirement benefits business.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $3 million for the third quarter and $10 million for the nine months of 2004, compared to $3 million for the third quarter and $6 million for the nine months of 2003. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs (including amounts attributable to experience-rated pension policyholder contracts as of December 31, 2003):

(In millions)	September 30, 2004	December 31, 2003

Problem bonds	$57	$132
Potential problem bonds	$37	$161
Problem mortgage loans	$84	$24
Potential problem mortgage loans	$103	$335
Foreclosed real estate	$10	$23

Foreclosed real estate includes an investment in a real estate joint venture classified in other long-term investments at September 30, 2004 and real estate held directly at December 31, 2003.

The decrease in the 2004 amounts is primarily due to reduced investment assets as a result of the sale of the retirement benefits business except for problem mortgage loans, which increased due to new delinquencies.

Summary

The effects of investment asset write-downs and changes in valuation reserves on CIGNA’s net income are shown below. Other includes amounts attributable to experience-rated pension policyholder contracts and modified coinsurance arrangements with the buyer of the retirement benefits business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

CIGNA	$9	$39	$20	$65
Other	$1	$5	$2	$34

CIGNA’s portion of these losses is a component of realized investment results. The 2004 amounts attributable to policyholder contracts generally decreased because securities supporting experience-rated pension policyholder business were classified as trading beginning in October 2003 through April 1, 2004, the closing of the retirement benefits business sale.

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

As discussed on page 26, CIGNA sold its retirement benefits business on April 1, 2004. As a result, the effect of a hypothetical increase in interest rates of 100 basis points on the fair values of certain of CIGNA’s financial instruments decreased from December 31, 2003 to approximately $1 billion as of September 30, 2004. Certain financial instruments, such as separate account assets and liabilities, reinsurance recoverables, insurance contract liabilities and reinsured contractholder deposit funds are excluded from this hypothetical calculation. In addition, CIGNA reports the effects of embedded derivatives under modified coinsurance arrangements that transfer to the buyer of the retirement benefits business certain unrealized changes in fair value due to interest rate and credit risks of the underlying invested assets, primarily fixed maturities and mortgage loans. As of September 30, 2004, a hypothetical 100 basis point decline in interest rates would decrease net income by approximately $75 million for the effects of these embedded derivatives. A hypothetical 200 basis point decline in interest rates would decrease net income by approximately $185 million for the effects of these embedded derivatives. Associated increases in the fair values of the underlying fixed maturities would be reflected in shareholders’ equity.

CIGNA uses futures and forward contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese) and PAN-EURO equity indices and a 10% weakening in the U.S. dollar to the Japanese yen and Euro would have been a decrease of approximately $150 million in the fair value of the futures and forward contracts outstanding under this program as of September 30, 2004. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit contracts (see page 35) and guaranteed minimum income benefit contracts (see page 43); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, the use of proceeds from CIGNA’s sale of its retirement benefits business, CIGNA’s restructuring programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA’s full years 2004 and 2005 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA’s health care operations, including increased use and costs of medical services;
2.

increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see Employee benefits regulation on page 28 for more information);

3.

challenges and risks associated with implementing the improvement initiatives in the health care operations, the organizational realignment and the reduction of overall CIGNA and health care cost structure, including that operational efficiencies and medical cost benefits do not emerge as expected and that membership does not stabilize and begin to grow, resulting in significantly greater than expected reductions in medical membership;

4.	risks associated with the amount and timing of gain recognition on the sale of CIGNA’s retirement benefits business;
5.

risks associated with pending and potential state and federal health care class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging CIGNA’s businesses and the outcome of pending government proceedings;

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

13.

adjustments to the assumptions (including annuity election rates and reinsurance recoverables) used in estimating CIGNA’s assets and liabilities for reinsurance contracts that guarantee minimum income benefits under certain variable annuities;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item 3 is included in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CIGNA described multi-district health care litigation against CIGNA and several competitors, including the federal cases, Shane v. Humana, Inc. et al. and Mangieri v. CIGNA Corporation as well as the Illinois State suit Kaiser and Corrigan v. CIGNA Corporation, et al, in its Form 10-K for the year ended December 31, 2003. In its first quarter 2004 Form 10-Q, CIGNA described CIGNA’s settlement of the physician class claims. On September 21, 2004, the Florida federal court ordered a stay in Shane which includes claims by non-physician class members.

A complaint captioned New York v. Express Scripts, Inc., ESI Mail Pharmacy Service, Inc., Connecticut General Life Insurance Company and CIGNA Life Insurance Company of New York was filed on August 4, 2004 in the Supreme Court of the State of New York. As disclosed in CIGNA's second quarter 2004 Form 10-Q, the complaint alleges certain breaches of contract and violations of civil law in connection with the management of the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. CIGNA subsidiaries filed a motion to dismiss all but the breach of contract claims.

In its Form 10-K for the year ended December 31, 2003, CIGNA described several purported class action lawsuits, as well as two shareholder derivative complaints nominally brought on behalf of CIGNA, filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its officers and directors. These suits have been consolidated as In re CIGNA Corp. Securities Litigation. CIGNA filed a second motion to dismiss certain claims during the third quarter of 2004.

Since the second quarter of 2004, CIGNA, some of its competitors, insurance companies in other lines of business, and certain insurance brokers have received subpoenas from the New York Attorney General relating to its investigation of broker compensation. During the third quarter of 2004, the Connecticut Attorney General also opened an investigation relating to broker compensation and sent subpoenas to CIGNA and some of its competitors. CIGNA is cooperating with these state inquiries. On October 14, 2004, United Policyholders v. Universal Life Resources, Inc., et al., was filed in the Superior Court of the State of California for the County of San Diego seeking injunctive relief and monetary damages for alleged fraudulent and deceptive business practices under section 17200 of the California Code in connection with purportedly undisclosed commissions paid to brokers. CIGNA Corporation is a named defendant. On October 20, 2004, Ronald Scott Shirley, on behalf of himself and All Others Similarly Situated v. Universal Life Resources, et al., a purported class action suit, was filed in the United States District Court for the Southern District of California under the Federal Racketeer Influenced and Corrupt Organizations Act, alleging hidden commissions increased the cost of employee benefit plans and seeking treble damages and injunctive relief. CIGNA Corporation and its subsidiary, Life Insurance Company of North America, are named as defendants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA’s share repurchase activity for the quarter ended September 30, 2004:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program(3)

July 1-31, 2004	836,300	$66.99	836,300	$231,682,505
August 1-31, 2004	1,088,285	$64.03	1,088,285	$661,995,508
September 1-30, 2004	1,230,802	$68.61	1,228,344	$577,705,274

Total	3,155,387	$66.60	3,152,929	N/A

(1)	Includes shares tendered by employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans. Employees tendered 2,458 shares in September.

(2)

CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $578 million as of September 30, 2004 and $538 million as of November 2, 2004.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index.

(b)	During the quarterly period ended September 30, 2004, and between such date and the filing of this Form 10-Q, CIGNA filed or furnished the following reports on Form 8-K:
•	dated November 3, 2004, Item 12 — containing a news release announcing results for the third quarter of 2004, and
•	dated September 13, 2004, Item 7.01 — containing a Regulation FD disclosure.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

Date: November 3, 2004	By:	/s/ Michael W. Bell
Michael W. Bell Executive Vice President and Chief Financial Officer

Exhibit Index

Number	Description	Method of Filing

10.1	Amendment No. 2 to the CIGNA Long-Term Incentive Plan	Filed herewith.

10.2	Restated Restricted Stock/Stock Equivalent Plan for Non-Employee Directors of CIGNA Corporation	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1