Form 10-K/A
period 2003-12-31
CIGNA CORP
filed 2005-02-24
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
________________
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
________________
Delaware	06-1059331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Liberty Place, Philadelphia, Pennsylvania	19192
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (215) 761-1000
________________

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, Par Value $0.25;	New York Stock Exchange, Inc.
Preferred Stock	Pacific Exchange, Inc.
Purchase Rights	Philadelphia Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

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

Explanatory Note

CIGNA is filing this Form 10-K/A to reflect the restatement of its financial statements for the years ended December 31, 2003, 2002 and 2001. Please see Note 16 to the Consolidated Financial Statements for specific information related to the restatement.

CIGNA historically accounted for stock option grants as fixed awards under Accounting Principles Board (APB) No. 25 and disclosed in the footnotes to the financial statements the expense based on the fair value of stock options pursuant to Statement of Financial Accounting Standards (SFAS) No. 123. While reviewing changes to its equity compensation plans and during the normal 2004 year-end closing process, CIGNA determined that certain stock option grants under these plans required variable rather than fixed accounting treatment under APB No. 25. Variable accounting should have been used because participants were permitted to elect to pay the option exercise price using restricted stock. As a result, CIGNA determined on February 7, 2005 the need to restate its financial statements included in the Form 10-K for the year ended December 31, 2003 and in each of the Form 10-Q filings for the three quarters ended September 30, 2004. CIGNA's management and the Audit Committee of CIGNA's Board of Directors discussed the restatement with CIGNA's independent registered public accounting firm.

This Amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-K, except as required to reflect the effects of the restatement as described in Note 16 to the financial statements included in the Amended Form 10-K/A. Additionally, this Amended Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company after the date of the original filing. All information contained in this Amended Form 10-K/A and the Original Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing of this Amended Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Amended Form 10-K/A does not include the items from the Original Form 10-K that are not being amended.

Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K (except the Form 8-K with the date of earliest event reported February 7, 2005) previously filed by CIGNA should not be relied upon and are superseded by the information in this Annual Report on Form 10-K/A. CIGNA will also file amended quarterly reports on Form 10-Q/A for each of the first three quarters of 2004.

TABLE OF CONTENTS

The following Items of the Original Filing on Form 10-K are amended as indicated by this Amendment on Form 10-K/A:

Page

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	4
Item 6. Selected Financial Data	6
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	7
Item 8. Financial Statements and Supplementary Data	46
Item 9A. Controls and Procedures	101

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	101
Signatures	102
Financial Statement Schedules	FS-1
Index to Exhibits	E-1

PART II

Please note that the information contained in this Amendment, including the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, does not reflect events occurring after the date of the original filing. Such events include, among others, the events described in our quarterly reports on Form 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 and the events subsequently described in our current reports on Form 8-K. For a description of these events, please read our Exchange Act reports filed since the filing of the Original Form 10-K.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following unaudited consolidated quarterly financial data for the years ended December 31, 2003 and 2002 have been restated.

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data are presented on a consolidated basis for each of the years ended December 31, 2003 and 2002.

Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

(In millions, except per share amounts)	Three Months Ended
	March 31		June 30		Sept. 30		Dec. 31
	(As Restated, See Note 16)
Consolidated Results
2003
Total revenues	$4,900		$4,634		$4,773		$4,501
Income (loss) from continuing operations before income taxes (benefits)	281		(80)		281		394
Net income (loss)	235	(1)	(55)	(2)	195	(3)	275	(4)
Net income (loss) per share:
Basic	1.68		(.39)		1.40		1.97
Diluted	1.68		(.39)		1.39		1.95
2002
Total revenues	$4,780		$4,737		$5,083		$4,748
Income (loss) from continuing operations before income taxes (benefits)	280		340		(1,189)		66
Net income (loss)	185		223	(5)	(818)	(6)	55	(7)
Net income (loss) per share:
Basic	1.31		1.58		(5.85)		.39
Diluted	1.29		1.56		(5.85)		.39
Stock and Dividend Data
2003
Price range of common stock — high	$46.69		$57.41		$50.00		$58.58
— low	$39.10		$45.51		$40.00		$44.10
Dividends declared per common share	$.33		$.33		$.33		$.33
2002
Price range of common stock — high	$101.52		$111.00		$98.40		$74.19
— low	$87.76		$94.85		$69.20		$34.15
Dividends declared per common share	$.33		$.33		$.33		$.33

(1)	The first quarter of 2003 includes a $4 million after-tax gain for other postretirement benefits for employees terminated in the first quarter of 2003 under the 2002 restructuring program.
(2)
The second quarter of 2003 includes a $286 million after-tax charge related to a review of assumptions underlying guaranteed minimum death benefit contracts, a $9 million after-tax charge related to restructuring certain corporate staff functions, a $10 million after-tax benefit reflecting a reduction in costs associated with the 2002 restructuring program and a $2 million after-tax gain for other postretirement benefits for employees terminated in the second quarter of 2003 under the 2002 restructuring program.

(3)
The third quarter of 2003 includes a $37 million after-tax charge to increase the reserve for health care provider class action litigation, a $10 million after-tax charge to write off intangible assets related to certain provider contracts, a $5 million after-tax gain on the sale of CIGNA's interest in a Japanese pension operation and a $1 million after-tax gain for other postretirement benefits for employees terminated in the third quarter of 2003 under the 2002 restructuring program.

(4)
The fourth quarter of 2003 includes a $33 million after-tax benefit related to a reduction in the allowance against amounts recoverable from experience-rated pension policyholders and a $9 million after-tax benefit reflecting a reduction in costs associated with the 2002 and 2001 health care costs reduction programs (including gains on other postretirement benefits).

(5)	The second quarter of 2002 includes a $2 million after-tax accelerated gain recognized on the sale of CIGNA’s life reinsurance business.
(6)
The third quarter of 2002 includes a $720 million after-tax charge to strengthen reserves for guaranteed minimum death benefit contracts as well as the impact of a program adopted by CIGNA to reduce equity market risks related to these contracts, a $317 million after-tax charge for Unicover and London reinsurance matters and a $9 million after-tax charge for a Medicare cost reporting matter associated with Lovelace Health Systems Inc., partially offset by a $1 million after-tax accelerated gain recognized on the sale of CIGNA’s life reinsurance business.

(7)
The fourth quarter of 2002 includes a net $95 million after-tax restructuring charge, a $50 million after-tax charge related to health care provider litigation and an after-tax credit of $2 million reflecting the adjustment of liabilities associated with events of September 11, 2001.

Item 6. SELECTED FINANCIAL DATA

The following Selected Financial Data has been restated.

Highlights

(Dollars in millions, except per share amounts)	2003	2002	2001	2000	1999
	(As Restated, See Note 16)
Revenues
Premiums and fees and other revenues	$16,063	$16,870	$15,940	$16,579	$15,304
Net investment income	2,594	2,716	2,842	2,940	2,958
Realized investment gains (losses)	151	(238)	(175)	7	8
Total revenues	$18,808	$19,348	$18,607	$19,526	$18,270
Results of Operations
Segment earnings (loss):
Health Care	$447	$455	$671	$706	$582
Disability and Life	137	124	59	50	132
Retirement	260	231	221	257	265
International	55	31	95	48	(342)
Run-off Reinsurance	(359)	(1,070)	57	(119)	35
Other Operations	73	74	76	93	104
Corporate	(109)	(44)	30	(345)	(119)
Total segment earnings (loss)	504	(199)	1,209	690	657
Realized investment gains (losses), net of taxes	98	(155)	(112)	4	4
Income (loss) from continuing operations	602	(354)	1,097	694	661
Income (loss) from discontinued operations	48	(1)	18	6	1,163
Cumulative effect of accounting change, net of taxes	—	—	—	—	(91)
Net income (loss)	$650	$(355)	$1,115	$700	$1,733
Net income (loss) excluding goodwill amortization	$650	$(355)	$1,163	$748	$1,781
Income (loss) per share from continuing operations:
Basic	$4.31	$(2.52)	$7.42	$4.34	$3.40
Diluted	$4.28	$(2.52)	$7.31	$4.27	$3.35
Net income (loss) per share:
Basic	$4.65	$(2.53)	$7.54	$4.38	$8.91
Diluted	$4.62	$(2.53)	$7.43	$4.31	$8.78
Common dividends declared per share	$1.32	$1.32	$1.28	$1.24	$1.20
Total assets	$90,992	$88,980	$91,653	$95,238	$95,371
Long-term debt	$1,500	$1,500	$1,626	$1,162	$1,357
Shareholders’ equity	$4,558	$3,897	$5,119	$5,563	$6,187
Per share	$32.42	$27.96	$36.17	$36.60	$36.46
Common shares outstanding (in thousands)	140,591	139,370	141,553	152,005	169,697
Shareholders of record	9,608	9,945	10,437	10,947	11,716
Employees	32,700	41,200	44,600	43,200	41,900

See Note 16 to the Financial Statements for specific information related to the restatement of results for stock option accounting under Accounting Principles Board (APB) No. 25.

Segment earnings (loss) is defined as net income (loss) excluding: 1) after-tax realized investment results, 2) results of discontinued operations, and 3) in 1999, the cumulative effect of adopting Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.”

In January 2003, CIGNA sold the operations of Lovelace Health Systems, Inc., an integrated health care system and subsidiary of CIGNA. This business has been reported as discontinued operations. Prior period financial information has been reclassified.

In 1999, CIGNA sold its domestic and international property and casualty business and reported this business as discontinued operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 16 to the Consolidated Financial Statements, CIGNA's Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 have been restated. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. For additional information regarding the restatement, please refer to Note 16 to the Consolidated Financial Statements.

INDEX
Overview	7
Consolidated Results of Operations (As Restated, See Note 16)	9
Sale of Retirement Business	16
Other Matters	16
Health Care	21
Disability and Life	25
Retirement	26
International	28
Run-off Reinsurance	29
Other Operations	31
Corporate (As Restated, See Note 16)	32
Discontinued Operations	33
Liquidity and Capital Resources	33
Investment Assets	40
Market Risk	42
Cautionary Statement	45

OVERVIEW

CIGNA Corporation’s subsidiaries provide employee benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, clinical information management, dental and vision benefits, and case and disease management); group disability, life and accident insurance; retirement products and services; and investment management. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off reinsurance operation.

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

CIGNA generates revenues, income and cash flows by maintaining and growing its relationships with employers and consumers, charging prices that reflect emerging experience and investing available cash at attractive rates of return for appropriate durations. CIGNA's ability to increase operating results in terms of growth in revenue, net income and operating cash flow is directly related to its ability to execute plans that address broad economic factors as well as company-specific drivers.

Key company-specific drivers affecting CIGNA’s results include:

•	the absolute level of and trends in benefit costs;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	competitiveness of CIGNA's product design and service quality relative to those of other employee benefit providers;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns; and
•	the relationship between administrative costs and revenue.

Management regularly monitors trends in the economic factors listed above and the company-specific drivers of operating results. CIGNA develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets served. CIGNA's ability to achieve its financial objectives is dependent upon its ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

CIGNA's results, excluding realized investment gains and losses and special items (described on page 11), declined in 2003 and 2002 and were below competitive benchmarks due to lower results in the health care operations and losses in the run-off reinsurance operations. CIGNA is focused on improving performance in its health care operations by (1) lowering medical cost trends; (2) continuing to deliver quality service; (3) lowering administrative expenses; and (4) stabilizing and growing membership. CIGNA has also strengthened reserves and reduced certain equity market exposures in its run-off reinsurance operations by selling futures and forward contracts.

CIGNA expects to complete a sale of its retirement business around the end of the first quarter of 2004, subject to regulatory approval. The sale of this business will allow CIGNA to focus on its health care and related operations. The effect of the sale would also improve parent company liquidity and enhance CIGNA's financial flexibility while reducing revenue, net income, cash flows and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

(In millions)
Financial Summary	2003	2002	2001
	(As Restated, See Note 16)
Premiums and fees	$15,441	$15,737	$14,860
Net investment income	2,594	2,716	2,842
Other revenues	622	1,133	1,080
Realized investment gains (losses)	151	(238)	(175)
Total revenues	18,808	19,348	18,607
Benefits and expenses	17,932	19,851	16,944
Income (loss) from continuing operations before taxes (benefits)	876	(503)	1,663
Income taxes (benefits)	274	(149)	566
Income (loss) from continuing operations	602	(354)	1,097
Income (loss) from discontinued operations	48	(1)	18
Net income (loss)	650	(355)	1,115
Adjustment to exclude goodwill amortization in 2001	—	—	48
Net income (loss) excluding goodwill amortization	$650	$(355)	$1,163
Realized investment gains (losses), net of taxes	$98	$(155)	$(112)

As discussed in Note 16 to the Financial Statements, CIGNA's consolidated financial statements for all periods presented have been restated to reflect variable accounting for stock compensation expense in accordance with Accounting Principles Board (APB) No. 25. Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements in the Corporate segment. For additional information, refer to Note 16 to the Financial Statements.

The significant improvement in income (loss) from continuing operations in 2003 was primarily due to reduced losses in the Run-off Reinsurance segment reflecting lower charges related to specialty life reinsurance contracts that guarantee minimum death benefits. Absent these charges and other special items discussed further below, CIGNA's underlying results declined primarily due to operational difficulties in the health care operations. See page 23 for further discussion on the drivers of these results. Partially offsetting these results were strong realized investment gains from the sale of securities (see page 11 for further discussion).

The loss from continuing operations in 2002, compared with income in 2001, was primarily due to the effects of special items and higher realized investment losses.

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and net income, the following table presents special items, which management believes are not representative of the underlying results of continuing operations. See “Quarterly Financial Data” in CIGNA’s 2003 Annual Report to Shareholders for special items reported quarterly in 2003 and 2002.

SPECIAL ITEMS
(In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
2003
Reserve charge on guaranteed minimum death benefit contracts (see page 29)	$(441)	$(286)
Health care provider litigation (see page 19)	(57)	(37)
Reduction in allowance against amounts recoverable from pension policyholders (see page 26)	51	33
Restructuring items, net[1] (see page 16)	26	17
Intangible asset write-off for provider contracts (see Note 2(J) to the Financial Statements)	(16)	(10)
Gain on sale of Japan pension operations (see page 18)	8	5
Total	$(429)	$(278)
2002
Reserve charge on guaranteed minimum death benefit contracts	$(1,108)	$(720)
Charge for Unicover and London reinsurance matters	(408)	(317)
Restructuring costs, net[2]	(147)	(95)
Health care provider litigation	(77)	(50)
Accelerated recognition of deferred gain on sale of life reinsurance business	4	3
Reduction in charges for the events of September 11, 2001	3	2
Total	$(1,733)	$(1,177)
2001
Restructuring costs	$(96)	$(62)
Accelerated recognition of portion of deferred gain on sale of life reinsurance business	107	69
Gain on sale of interest in Japanese life insurance operation	54	35
Charges for the events of September 11, 2001	(38)	(25)
Total	$27	$17
___________

1 Restructuring items in 2003 include a pre-tax benefit of $39 million ($26 million after-tax) reflecting a reduction in costs associated with the 2002 and 2001 health care restructuring programs (including gains on other postretirement benefits, see Note 15 to the Financial Statements), and a pre-tax charge of $13 million ($9 million after-tax) related to restructuring certain corporate staff functions.

2 Restructuring costs in 2002 reflect pre-tax charges of $151 million ($97 million after-tax) associated with the health care restructuring program adopted in the fourth quarter of 2002 (including gains on other postretirement benefits), and a pre-tax reduction of $4 million ($2 million after-tax) in the costs associated with the fourth quarter 2001 restructuring program.

Revenues

Revenues decreased in 2003 primarily because of:

•
losses recognized from futures and forward contracts, compared to gains in the prior year, in connection with the program to reduce equity market risks (see Run-off Reinsurance segment on page 29 for further discussion); and

•	lower premiums and fees in the Health Care segment primarily due to lower membership.

These factors were partially offset by improved realized investment results (see below).

Revenues increased in 2002 primarily because of higher Health Maintenance Organization (HMO) and medical indemnity premiums and fees due to rate increases.

Realized Investment Results

Realized investment results for 2003 increased primarily because of:

•	gains on sales of fixed maturities and equity securities compared with losses in the prior year;
•	lower impairments on equities, fixed maturities and real estate investments; and
•	higher gains on sales of real estate investments.

These increases were partially offset by impairment losses associated with the settlement annuity business in the Other Operations segment.

Realized investment losses increased in 2002 primarily because of:

•	higher losses on sales of fixed maturities;
•	losses on sales of equity securities compared to gains in 2001; and
•	higher impairments on equity securities and real estate investments.

These losses were partially offset by gains on sales of real estate investments and lower impairments on investments in collateralized debt obligations, which are secured by pools of corporate debt obligations.

For additional information on realized investment results, see Note 10(B) to the Financial Statements. The weakness in certain sectors of the economy may cause additional investment losses. Refer to “Investment Assets” beginning on page 40 for further information.

Outlook for 2004

Subject to the factors noted in the Cautionary Statement on page 45, management expects full year 2004 income from continuing operations excluding realized investment gains (losses) and special items to be lower than the comparable 2003 amount. This outlook for 2004 primarily reflects reduced earnings from the retirement business, which CIGNA expects to sell around the end of the first quarter of 2004.

Information is not available for management to reasonably estimate realized investment gains (losses) or special items for 2004. Special items for 2004 may include:

•	the effect of adopting a new accounting standard (see Note 2 to the Financial Statements);
•	charges related to expense reduction initiatives (see page 16); and
•	effects of the accounting for the sale of the retirement business.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been selected could have a material effect on CIGNA’s consolidated results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of CIGNA’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.

In addition to the estimates presented in the following table, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for unpaid claims and claim expenses and future policy benefits other than those identified in the following table, as well as estimates with respect to contracts that guarantee a minimum level of income benefits, post-employment and postretirement benefits, certain compensation accruals, and income taxes.

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

See Note 2 to the Financial Statements for further information on key accounting policies that impact CIGNA.

The table that follows presents information about CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect if Different Assumptions Used

Future policy benefits -
Guaranteed minimum death benefits
Reserves for these liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. The amounts to be paid represent the excess of the guaranteed death benefit over the values of annuitants’ accounts. The death benefits coverage in force at December 31, 2003 (representing the amount payable if all annuitants had died as of that date) was approximately $12.9 billion.

Management estimates these reserves based on assumptions and other considerations, including lapse, partial surrender, mortality, interest rates and volatility. These are based on CIGNA’s experience and future expectations. CIGNA monitors actual experience to update these reserve estimates as necessary.

Lapse refers to the full surrender of an annuity prior to an annuitant’s death.

Partial surrender refers to the fact that most annuitants have the ability to withdraw substantially all of their mutual fund investments while retaining any available death benefit coverage in effect at the time of the withdrawal.

Volatility refers to market volatility that affects the costs of the program adopted by CIGNA to reduce equity market risks associated with these liabilities.

CIGNA completed a review of reserves in 2003 and recognized an after-tax charge of $286 million ($441 million pre-tax) relating to both actual and projected future partial surrenders, as well as updates to other assumptions such as mortality.

In addition, CIGNA recorded a $720 million after-tax charge ($1.1 billion pre-tax) in 2002 in connection with stock market declines and implementation of a risk reduction program for these liabilities.

See page 30 for further discussion of these charges.

If a 10% unfavorable change were to occur for the following assumptions, the approximate after-tax decrease in net income would be as follows:

•   Mortality - $75 million
•   Volatility - $55 million
•   Lapse - $40 million
•   Interest rates - $30 million
•   Future partial surrenders - $10 million

Management believes the current assumptions and other considerations used to estimate reserves for these liabilities are appropriate. However, if actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating reserves, the resulting changes could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

The amounts would be reflected in the Run-off Reinsurance segment.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect if Different Assumptions Used

Unpaid claims and claim expenses - Unpaid claims for guaranteed cost and minimum premium programs and retrospectively experience-rated health care products

Unpaid claims and related liabilities for these health care products include both reported claims and estimates for losses incurred but not yet reported.

Unpaid claims and related liabilities for these health care products are estimated using actuarial models based on historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors.

Reserves for these liabilities for the year ended December 31 were as follows:

•   2003 - $1.9 billion
•   2002 - $1.8 billion
•   2001 - $1.5 billion

The above amounts reflect that portion of unpaid claims and claim expenses included in CIGNA’s consolidated balance sheets, which are attributable to these health care operations. It excludes amounts for administrative services only business.

The estimation process for determining liabilities for unpaid claims for health care products inherently results in adjustments each year for claims incurred (but not paid) in preceding years. During the year ended December 31, CIGNA’s net income was increased for such adjustments for prior year claims, as follows (amounts after-tax):

•   2003 - $48 million
•   2002 - $44 million
•   2001 - $36 million
A 1% increase in the assumed medical cost trend would reduce net income by approximately $45 million after-tax annually. This charge would impact the Health Care segment.

Reinsurance recoverables -
    Reinsurance recoverables in
    Run-off Reinsurance

Collectibility of reinsurance recoverables requires an assessment of risks that such amounts will not be collected, including risks associated with reinsurer default and disputes with reinsurers regarding applicable coverage.

The amount of reinsurance recoverables in the Run-off Reinsurance segment, net of reserves, represents management’s best estimate of recoverability, including an assessment of the financial strength of reinsurers. The ultimate amounts received are dependent, in certain cases, on the resolution of disputes with reinsurers, including the outcome of arbitration and litigation proceedings.

Net reinsurance recoverables in the Run-off Reinsurance segment for the year ended December 31, were as follows:

•   2003 - $621 million
•   2002 - $765 million
•   2001 - $938 million
A 10% reduction of net reinsurance recoverables at December 31, 2003, would reduce net income by approximately $50 million after-tax. This charge would impact the Run-off Reinsurance segment.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect if Different Assumptions Used

Investments - Fixed maturities

Recognition of losses from “other than temporary” impairments of public and private placement fixed maturities

Losses for “other than temporary” impairments of fixed maturities must be recognized in net income based on an estimate of fair value by management.

Changes in fair value are reflected as an increase or decrease in shareholders’ equity. A decrease in fair value is recognized in net income when the decrease is determined to be “other than temporary.”

Determining whether a decline in value is “other than temporary” includes an evaluation of the reasons for and the significance of the decrease in value of the security as well as the duration of the decrease.

Management estimates the amount of “other than temporary” impairment when a decline in value is expected to persist, using quoted market prices for public securities with active markets and the present value of future cash flows for private placement bonds. Expected future cash flows are based on historical experience of the issuer and management’s expectation of future performance.

CIGNA recognized "other than temporary" impairments of investments in fixed maturities as follows (after-tax, excluding policyholder share*):

•   2003 - $ 73 million
•   2002 - $ 84 million
•   2001 - $120 million

See Note 8(A) to the Financial Statements for a discussion of review of declines in fair value.

For all fixed maturities with cost in excess of their fair value, the excess of cost which has not been recognized in net income as of December 31, 2003, was approximately $37 million, after-tax.

For private placement bonds considered impaired, a decrease of 10% of all expected future cash flows for the impaired bonds would reduce net income by approximately $7 million after-tax.

•
Investment securities are attributable to CIGNA’s various business segments; amounts noted are presented from a consolidated perspective and are net of experience-rated pension policyholder share (i.e., these amounts exclude the impact of losses in 2003, 2002 and 2001 on investment assets related to experience-rated pension policyholder contracts because these amounts generally accrue to the policyholders). As of October 1, 2003, investment assets related to experience-rated pension policyholder contracts were reclassified from fixed maturities to “Securities supporting experience-rated pension policyholder contracts” on CIGNA's balance sheet and CIGNA no longer recognizes other than temporary impairments because changes in the fair values of these securities are reported in net income in each period. See Note 8(B) to the Financial Statements for additional discussion

SALE OF RETIREMENT BUSINESS

In November 2003, CIGNA entered into an agreement to sell its retirement business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale, which is subject to regulatory approvals and other conditions prior to closing, is expected to be completed around the end of the first quarter of 2004. The agreement provides that the sale price will be reduced by $250 million if the financial strength rating of Connecticut General Life Insurance Company, a CIGNA subsidiary that underwrites much of the business sold by CIGNA's retirement benefits business, is downgraded to certain levels by S&P and Moody’s before the sale closes. CIGNA considers downgrades to those levels to be unlikely.

The determination of the gain on sale will be affected by transaction costs, changes in net assets through the closing date from the results of operations, and other adjustments. The transaction will be primarily in the form of a reinsurance arrangement, therefore a significant portion of the gain will be deferred and amortized over future periods and reported in results of continuing operations.

Segment earnings for the business to be sold, which includes the special items noted on page 26, were approximately $225 million in 2003, $200 million in 2002, and $195 million in 2001.

OTHER MATTERS

Restructuring Programs

In order to drive productivity improvement, CIGNA is implementing a restructuring program and expects to record a charge in the first quarter of 2004. This charge is associated with planned organizational changes to streamline functional support resources and to adjust its operations to reflect a new operating strategy and current business volumes. Management does not expect the charge to exceed $75 million, after-tax. In addition, CIGNA expects to record additional charges later in 2004 related to this restructuring. The total of all charges is not expected to exceed $100 million after-tax for 2004.

Corporate effectiveness initiative. In 2003, CIGNA adopted a restructuring program to attain certain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs for the expected reduction of approximately 280 employees. As of December 31, 2003, $6 million ($9 million pre-tax) of the severance cost has been paid. Annualized after-tax savings are estimated to be $15 million reflecting the elimination of salary and benefits costs for terminated employees.

Fourth quarter 2002 program. In 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized during 2002 in other operating expenses, a net after-tax charge of $97 million ($151 million pre-tax) in the Health Care segment. These amounts reflect a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. The benefit cost reduction continued in 2003 as employees were terminated.

During 2003, CIGNA reduced the remaining liability for this program by $15 million after-tax ($23 million pre-tax) of which $5 million after-tax ($8 million pre-tax) occurred during the fourth quarter of 2003. These reductions were primarily due to higher than expected attrition (which did not result in severance benefits or costs) and lower costs relating to outplacement and other services.

This restructuring program was substantially completed in the fourth quarter of 2003. Cash outlays under this program did not result in, nor are the remaining cash outlays expected to have, a significant effect on liquidity. Net annual after-tax savings from this program were approximately $100 million in 2003 and are expected to be approximately $150 million in 2004, reflecting the elimination of salary and benefit costs for terminated employees and lower facility costs.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability
Fourth quarter 2002 charge	3,890	$116	$38	$154
Fourth quarter 2002 activity:
Employees	(713)	(4)		(4)
Lease costs			—	—
Asset write-downs			(4)	(4)
Balance as of December 31, 2002	3,177	112	34	146
2003 activity:
Employees	(2,414)	(75)		(75)
Lease costs			(9)	(9)
Reduction of remaining balance	(708)*	(22)	(1)	(23)
Balance as of December 31, 2003	55	$15	$24	$39

*Due to higher than expected attrition.

Fourth quarter 2001 program. In 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. As a result, CIGNA recognized in other operating expenses an after-tax charge of $59 million ($91 million pre-tax) in the Health Care segment and $3 million ($5 million pre-tax) in the Disability and Life segment.

This restructuring program was substantially completed in the fourth quarter of 2002. Cash outlays under this program did not result in, nor are the remaining cash outlays expected to have, a significant effect on CIGNA’s liquidity. Beginning in 2003, the program resulted in net annual after-tax savings of approximately $50 million.

The table below shows CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability
Fourth quarter 2001 charge	3,100	$48	$48	$96
Fourth quarter 2001 activity:
Employees	(436)	(5)		(5)
Lease costs			(1)	(1)
Asset write-downs			(11)	(11)
Balance as of December 31, 2001	2,664	43	36	79
2002 activity:
Employees	(2,366)	(36)		(36)
Lease costs			(2)	(2)
Adjustment of remaining balance	(143)	7	(11)	(4)
Balance as of December 31, 2002	155	14	23	37
2003 activity:
Employees	(155)	(14)		(14)
Lease costs			(7)	(7)
Reduction of remaining balance	—	—	(5)	(5)
Balance as of December 31, 2003	—	$—	$11	$11

In the fourth quarter of 2003, CIGNA reduced its remaining liability for this program resulting from favorable sublet activity.

Minimum Pension Liability

During 2003, CIGNA’s minimum pension liabilities declined resulting in a net after-tax increase to equity of $47 million (of which $60 million after-tax occurred during the fourth quarter of 2003). This decline was primarily due to the effect on plan assets of stock market appreciation, partially offset by a decrease in long-term interest rates used to determine the accumulated benefit obligation. During 2002, CIGNA’s minimum pension liabilities increased due to the effect of equity market declines on the value of pension plan assets and reduced long-term interest rates resulting in an after-tax charge to equity of $638 million.

Charges in Run-off Reinsurance

In 2003 and 2002, CIGNA recognized charges to strengthen reserves for guaranteed minimum death benefit contracts and, in 2002, to adopt a program to substantially reduce equity market risks related to these contracts. In 2002, CIGNA also recognized a charge to strengthen reserves for other run-off reinsurance exposures. See the Run-off Reinsurance segment beginning on page 29 for further information on these charges.

Other Acquisitions and Dispositions

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Japanese pension operations. In September 2003, CIGNA sold its interest in a Japanese pension operation for cash proceeds of $18 million and recognized an after-tax gain of $5 million in the International segment. The gain is reported in continuing operations since this operation was accounted for under the equity method of accounting.

Sale of Lovelace Health Systems Inc. In January 2003, CIGNA sold the operations of Lovelace, an integrated health care system, for cash proceeds of $209 million and recognized an after-tax gain of $32 million, which was reported in discontinued operations. In 2002, CIGNA began reporting this business as discontinued operations and prior period financial information was reclassified.

Sale of Brazilian health care operations. In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations. Prior period financial information has not been reclassified due to immateriality.

Sale of interest in Japanese life insurance operation. In 2001, CIGNA sold its remaining interest in its Japanese life insurance operation for an after-tax gain of $35 million. The gain was reported in the International segment.

Events of September 11, 2001

As a result of claims arising from the events of September 11, 2001, CIGNA recorded after-tax charges of $25 million in 2001. CIGNA reported these charges in certain segments in the following amounts: Health Care, $5 million; Disability and Life, $15 million; Retirement, $3 million; and Run-off Reinsurance, $2 million. During the fourth quarter of 2002, CIGNA reduced its estimate of these liabilities, and recognized an after-tax gain of $2 million in the Run-off Reinsurance segment.

Regulatory and Industry Developments

Health care regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA’s business practices and will continue to do so in the future. In addition, CIGNA's subsidiaries are routinely involved with various claims, lawsuits and regulatory audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA's health care operations if it inhibits CIGNA's ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

The United States Supreme Court has agreed to review a case involving a CIGNA subsidiary in which the issue is preemption by the Employee Retirement Income Security Act (ERISA) of a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. A determination that ERISA does not preempt state law would have an adverse effect on the health care industry and on CIGNA.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations have created significant regulatory requirements related to, among other things, the privacy of individually identifiable health care information, electronic data interchange and the security of electronic health information. CIGNA has instituted systems enhancements and training, and has undertaken other administrative efforts to satisfy these requirements. CIGNA's incremental technology and business-related after-tax expenses associated with HIPAA compliance efforts were approximately $55 million in 2003 and $20 million in 2002.

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

Litigation and other legal matters. In January 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. In February 2004, some class members filed a notice of appeal of the court’s approval of the settlement. If affirmed on appeal, the settlement would resolve for CIGNA and the plaintiffs all physician claims reflected in the litigation.

CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) in 2003 to increase the reserve for this settlement and other non-physician provider health care litigation. CIGNA had previously recognized an after-tax charge of $50 million ($77 million pre-tax) in 2002 for expected costs associated with the multi-district litigation. The reserve reflects expected insurance recoveries.

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

See “Unicover and other run-off reinsurance” on page 31 for a description of legal matters arising out of the run-off reinsurance operations.

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

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Note 22 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2(B) to the Financial Statements.

Segment Reporting

The impact of the restatement as discussed in Note 16 to the Financial Statements is included in Corporate and is not allocated to the operating segments.

In 2003, CIGNA changed its segment presentation to report its health care operations and its separately managed group disability and life insurance operations as two discrete segments. Previously, results from these operations were combined as a single segment. In addition, CIGNA has renamed its segments as Health Care, Disability and Life, Retirement, International, Run-off Reinsurance and Other Operations.

Disability and life insurance products that were historically sold in connection with certain experience-rated medical accounts and continue to be managed by CIGNA's health care business are reported in the Health Care segment.

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings,” which is defined as income (loss) from continuing operations excluding realized investment gains (losses). See Note 20 to the Financial Statements for additional segment information and a reconciliation of segment earnings to CIGNA's consolidated income (loss) from continuing operations.

HEALTH CARE

(In millions)
Financial Summary	2003	2002	2001
Premiums and fees	$12,265	$12,624	$11,578
Net investment income	283	298	335
Other revenues	1,145	924	685
Segment revenues	13,693	13,846	12,598
Benefits and expenses	13,012	13,146	11,546
Income before taxes	681	700	1,052
Income taxes	234	245	381
Segment earnings	447	455	671
Adjustment to exclude goodwill amortization in 2001	—	—	48
Segment earnings, excluding goodwill amortization	$447	$455	$719
Realized investment gains (losses), net of taxes	$44	$(34)	$(54)
Special items (after-tax) included in segment earnings:
Restructuring, net	$26	$(95)	$(59)
Health care provider litigation	$(37)	$(50)	$—
Intangible asset write-off for provider contracts	$(10)	$—	$—
Charges for the events of September 11, 2001	$—	$—	$(5)
Results

Segment earnings decreased slightly for 2003 reflecting a deterioration in underlying operations in 2003 somewhat mitigated by lower amounts from special items in 2003. Excluding special items, segment earnings declined 22% due to higher medical costs relative to premiums, lower membership and higher administrative expenses. The declines in these areas were partially offset by improved results in the specialty health care operations, due to significant growth in the pharmacy business.

CIGNA experienced higher medical costs per member in 2003 primarily due to three factors: higher utilization, unit cost increases and costs related to reprocessing certain 2002 claims. Increased utilization largely resulted from certain operational challenges associated with the transition to a new centralized medical management system in the early part of 2003. The increases in unit costs primarily related to certain facility contracts with unfavorable medical reimbursement arrangements. Lastly, as a result of migrating to new systems platforms in 2002, there was a significant increase in the volume of claims submitted for reprocessing in 2003, which resulted in a greater proportion of additional payments than had been experienced historically.

The migration to the new systems platform also created service disruptions in 2002, which caused a decline in membership in 2003. CIGNA is taking steps to address each of these issues and improve performance. See the Operational Improvement discussion below for further discussion of the key areas of focus.

Overall, medical membership, excluding the Medicaid business which CIGNA exited in 2003, declined 11% in 2003 largely resulting from the service disruptions and operational difficulties discussed above. The level of cancellations increased significantly in 2003, and new sales declined. Additional drivers impacting the results of the HMO and Indemnity operations are discussed more fully below.

CIGNA reports the results of this segment in two parts, HMO and Indemnity operations. HMO includes medical managed care and specialty health care operations such as managed behavioral health, medical cost and utilization management, managed dental, managed pharmacy programs and pharmaceutical fulfillment services. Indemnity includes medical and dental indemnity, and that portion of CIGNA's group disability and life insurance business that continues to be managed by the health care business.

Segment earnings, excluding goodwill amortization in 2001, for the HMO and Indemnity operations were as follows:

(In millions)	2003	2002	2001
HMO operations	$422	$365	$428
Indemnity operations	25	90	291
Total	$447	$455	$719
Total special items (after-tax) for HMO and Indemnity operations:
HMO operations	$(14)	$(90)	$(39)
Indemnity operations	$(7)	$(55)	$(25)

HMO results, excluding the special items noted above, decreased in 2003 primarily due to lower Commercial HMO (guaranteed cost HMO excluding Medicare and Medicaid) results reflecting reduced membership and increased medical costs per member, partially offset by higher earnings in the specialty health care operations due to significant business growth in pharmacy fulfillment services, resulting from higher prescription volumes in 2003, and effective cost management.

Membership declined 24% in the Commercial HMO business in 2003, primarily due to higher cancellations attributable, in part, to the service disruptions discussed above, as well as lower new sales. The decline in Commercial HMO results also reflects an increase in the commercial medical cost ratio for this product (86.9% for 2003 compared with 84.9% for 2002) due to the medical cost drivers discussed above. These declines were partially offset by an improvement in the administrative expense ratio (12.7% for 2003 compared with 12.9% for 2002) resulting from restructuring actions and rate increases.

HMO results, excluding goodwill amortization in 2001 and special items noted above, decreased 3% in 2002 primarily due to:

•	significantly lower earnings in HMO Administrative Services Only (ASO) programs, primarily resulting from higher operating expenses for customer service initiatives; and
•	to a lesser extent, lower Medicare earnings.

These declines were partially offset by:

•	significantly improved results in the specialty health care operations primarily due to business growth; and
•	increased earnings in the guaranteed cost HMO business reflecting rate increases.

Indemnity results, excluding the special items noted above, decreased 78% in 2003 primarily due to:

•	lower membership and higher operating expenses per member in indemnity ASO programs;
•	higher payments under performance guarantees resulting from the service disruptions discussed above; and
•	lower results in the guaranteed cost business primarily reflecting higher unit medical costs.

Membership in Indemnity ASO programs declined 12% in 2003 due to increased cancellations and lower new sales, primarily as a result of the service disruptions and operational challenges. The level of expenses, however, did not decline proportionately with membership, thus contributing to higher losses in ASO programs in 2003.

Indemnity results, excluding goodwill amortization in 2001 and the special items above, decreased 54% in 2002 due to the following factors:

•
significantly lower earnings in the experience-rated and guaranteed cost health care businesses primarily due to lower margins on new business, poor performance of certain large new accounts and margin deterioration on renewal business; and

•	higher expenses for the indemnity health care business primarily due to technology and customer service initiatives.

Premiums and Fees

Premiums and fees decreased in 2003 primarily reflecting lower revenue due to declining membership, partially offset by rate increases.

Premiums and fees increased in 2002 primarily due to HMO and medical indemnity rate increases.

Medical Membership

As of December 31, medical membership from continuing operations (excluding Medicare members) was as follows for the HMO and Indemnity operations:

(In millions)	2003	2002	2001
HMO	6.0	6.7	6.8
Indemnity (estimated)	5.5	6.3	6.4

See “HMO” and “Indemnity” results beginning on page 23 for further discussion of declines in medical membership in 2003.

The decline in HMO medical membership in 2002 reflects lower Commercial HMO program membership, partially offset by growth in HMO ASO programs. The decline in Indemnity medical membership in 2002 primarily reflects cancellations in traditional indemnity programs.

Business Mix

Business mix, as measured by premiums and fees, was as follows for the year ended December 31:

	2003	2002	2001
HMO medical and dental	54%	55%	54%
Medical indemnity and PPO	37%	36%	34%
Life and other insurance coverages	5%	5%	7%
Dental indemnity and PPO	4%	4%	5%

Operational Improvement

CIGNA continues to focus on improving operational effectiveness and the financial results of its health care operations. Key areas of focus are:

•	lowering medical cost trends;
•	continuing to deliver quality service;
•	lowering administrative expenses; and
•	stabilizing and growing membership.

Lowering medical cost trend. In early 2003, CIGNA implemented a new centralized medical management model to help facilitate consistent levels of care to its members and to reduce infrastructure expenses. As a result, inpatient utilization rates, particularly in the Commercial HMO line of business, had declined during 2003.

CIGNA also expects to reduce its medical cost trend by managing unit medical costs more effectively. In 2003, CIGNA focused on contract renegotiations with certain facilities to reduce medical reimbursement costs. Contract renegotiations are expected to continue in 2004 and 2005.

Continuing to deliver quality service. During 2002, CIGNA began transitioning to a new service and systems platform to improve the level and quality of service to its customers. Approximately 65% of health care members were serviced on this new platform by January 1, 2004. While service disruptions occurred in early 2002 as a result of initial migration difficulties with the platform, customer satisfaction levels improved during 2003 and into 2004. Migration to this new platform will continue into 2005.

Lowering administrative expenses. Early in 2004, CIGNA took steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently is a component of CIGNA’s plan to improve profitability. See page 16 for further discussion of a charge in first quarter 2004 related to this matter.

Stabilizing and growing membership. CIGNA is working to stabilize and grow membership by:

•	sustaining service and medical cost management improvements;
•	communicating those improvements to customers, key producers and benefit consultants;
•	enhancing product offerings;
•	demonstrating the value of CIGNA's medical management and specialty health care capabilities; and
•	improving the capabilities of the health care sales force.

CIGNA believes that effective execution in these key areas will accelerate earnings growth and improve profitability.

DISABILITY AND LIFE

(In millions)
Financial Summary	2003	2002	2001
Premiums and fees	$1,807	$1,712	$1,881
Net investment income	250	260	264
Other revenues	—	1	1
Segment revenues	2,057	1,973	2,146
Benefits and expenses	1,876	1,808	2,078
Income before taxes	181	165	68
Income taxes	44	41	9
Segment earnings	$137	$124	$59
Realized investment gains (losses), net of taxes	$39	$(50)	$5
Special items (after-tax) included in segment earnings:
Charges for the events of September 11, 2001	$—	$—	$(15)
Restructuring charge	$—	$—	$(3)

The Disability and Life segment includes group accident and specialty association business in addition to its disability and life products.

Results

Disability and Life segment earnings in 2003 reflect improvements in the life insurance business due largely to higher margins from rate actions taken in the year as well as lower expense ratios. Disability earnings were slightly higher in 2003 due to continued strong disability management execution.

Excluding special items, segment earnings also increased in 2002 due to increased earnings in both the disability and life insurance businesses. Disability results were higher due to rate actions taken in 2002 as well as improvements in disability management execution. Increased earnings in life insurance were primarily due to a focused effort on lowering operating expenses related to the product.

Premiums and Fees

Premiums and fees increased in 2003 reflecting rate actions in the life insurance business and higher persistency and new sales in both the disability and life insurance businesses.

Premiums and fees decreased in 2002 due to persistency losses, largely resulting from rate actions taken in the year and lower sales.

RETIREMENT

(In millions)
Financial Summary	2003	2002	2001
Premiums and fees	$340	$336	$322
Net investment income	1,574	1,649	1,668
Other revenues	(126)	—	—
Segment revenues	1,788	1,985	1,990
Benefits and expenses	1,411	1,658	1,681
Income before taxes	377	327	309
Income taxes	117	96	88
Segment earnings	$260	$231	$221
Realized investment gains (losses), net of taxes	$29	$(68)	$(61)
Special items (after-tax) included in segment earnings:
Reduction in allowance against amounts recoverable from pension policyholders	$33	$—	$—
Charges for the events of September 11, 2001	$—	$—	$(3)

Results

Retirement segment earnings increased in 2003 primarily due to a reduction in the allowance against amounts recoverable from experience-rated pension policyholders.

Excluding the impact of this special item, results decreased 2% in 2003 reflecting a decline in pension earnings, partially offset by increased results in the corporate life insurance business resulting from favorable mortality. The decline in pension results was primarily due to lower margins in the pension business, partially offset by growth in ending assets under management.

Segment earnings increased in 2002 primarily due to a favorable shift to higher margin products, business growth and effective expense management, partially offset by the negative effect of stock market declines.

Other Revenues

Beginning October 1, 2003, other revenues include changes in fair value for fixed maturities and equity securities supporting experience-rated pension policyholder contracts. Under the experience-rating process, gains and losses on assets related to these contracts generally accrue to policyholders and are offset by amounts included in benefits, losses and settlement expenses. See Note 2(D) to the Financial Statements for further discussion.

Assets Under Management

Assets under management consist of invested and separate account assets, as well as third-party investment advisory account assets of the Retirement segment. Assets under management are a key driver of earnings for this segment because a significant portion of this segment’s revenues is based on asset values.

The following table shows assets under management and related activity, including amounts attributable to separate accounts for the year ended December 31.

(In millions)	2003	2002
Balance—January 1	$53,757	$55,306
Premiums and deposits	7,342	8,797
Investment income	2,433	2,519
Increase (decrease) in fair value of assets	4,922	(4,207)
Customer withdrawals	(4,007)	(3,595)
Other, including participant withdrawals and benefit payments	(6,900)	(5,063)
Balance—December 31	$57,547	$53,757

Changes in assets under management are discussed below.

Premiums and deposits. The decline in deposits in 2003 reflects both lower sales and lower required contributions to certain separate accounts supporting retiree benefit obligations. In 2003, approximately 71% of premiums and deposits were from existing customers, and 29% were from sales to new customers and new plan sales to existing customers. In 2002, approximately 67% of premiums and deposits were from existing customers, and 33% were from sales to new customers and new plan sales to existing customers.

Fair value of assets. The fair value of assets under management fluctuates because of changes in the market value of fixed maturities, securities supporting experience-rated pension policyholder contracts, related derivatives and equity securities. The increase in fair value of assets in 2003 was primarily attributable to market value appreciation of equity securities in separate accounts, compared with depreciation of these securities in 2002.

Customer withdrawals. Withdrawals were higher in 2003 primarily due to persistency losses, which CIGNA believes resulted from the uncertainty of an impending sale and ratings downgrades, as well as higher business failures among customers.

Other. The increase includes lower required assets in certain separate accounts supporting retiree benefit obligations, and lower required surplus assets supporting certain statutory liabilities.

INTERNATIONAL

(In millions)
Financial Summary	2003	2002	2001

Premiums and fees	$855	$811	$788
Net investment income	49	51	49
Other revenues	11	3	148
Segment revenues	915	865	985
Benefits and expenses	830	816	838
Income before taxes	85	49	147
Income taxes	30	18	52
Segment earnings	$55	$31	$95
Realized investment gains (losses), net of taxes	$5	$4	$(3)
Special items (after-tax) included in segment earnings:
Gain on sale of Japanese pension operations	$5	$—	$—
Gain on sale of interest in Japanese life insurance operation	$—	$—	$35

Results

International segment earnings increased in 2003 partially due to the gain on sale of the Japanese pension operations. Excluding the gain on sale, segment earnings increased 61% in 2003, primarily due to:

•	premium and fee growth in the expatriate employee benefit business; and
•	the positive impact of the divestiture of under-performing businesses.

International segment earnings declined in 2002 because the 2001 results include $52 million in other revenue from CIGNA's share in the earnings of the Japanese life insurance operation, which was fully divested in the fourth quarter of 2001. Excluding the results of the Japanese life insurance operation and the special item noted above, segment earnings increased significantly primarily due to:

•	improved results for the expatriate employee benefit business;
•	improved results in the life, accident and health operations (primarily in Asia); and
•	lower health care losses in 2002.

Premiums and Fees

Premiums and fees increased in 2003 reflecting:

•	higher premiums and fees for the expatriate employee benefit business due to rate increases and membership growth; and
•	sales growth primarily in the life, accident and health operations in Asia.

These increases were partially offset by the absence of premiums and fees from the Brazilian health care and pension operations, which CIGNA sold in 2003.

Premiums and fees increased in 2002 reflecting:

•	higher premiums and fees for health care and other expatriate benefit products; and
•	growth in the life, accident and health operations in Asia.

RUN-OFF REINSURANCE

(In millions)
Financial Summary	2003	2002	2001
Premiums and fees	$84	$138	$148
Net investment income	82	44	52
Other revenues	(551)	91	120
Segment revenues	(385)	273	320
Benefits and expenses	155	1,831	232
Income (loss) before taxes (benefits)	(540)	(1,558)	88
Income taxes (benefits)	(181)	(488)	31
Segment earnings (loss)	$(359)	$(1,070)	$57
Realized investment gains (losses), net of taxes	$13	$(6)	$(9)
Special items (after-tax) included in segment earnings:
Reserve charge on guaranteed minimum death benefit contracts	$(286)	$(720)	$—
Charge for Unicover and London reinsurance matters	$—	$(317)	$—
Accelerated recognition of deferred gain on sale of life reinsurance business	$—	$3	$69
(Charges) reduction for the events of September 11, 2001	$—	$2	$(2)

CIGNA’s reinsurance businesses are in run-off. No new reinsurance business has been underwritten since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Results

The segment loss for Run-off Reinsurance was lower in 2003 than in 2002 due to higher reserve charges in 2002 related to guaranteed minimum death benefit contracts and to Unicover and London reinsurance matters. See further discussion under Other Matters below.

Excluding these special items, results were lower in 2003 primarily due to:

•	increases in reserves for disputed contracts;
•	higher losses in the personal accident business; and
•	higher losses in the workers’ compensation business.

Excluding the special items noted above, the segment loss was higher in 2002 primarily due to:

•	lower amortization of the deferred gain on the sale of the life reinsurance business;
•	reserve strengthening associated with the workers’ compensation reinsurance business; and
•	a decline in premiums and net investment income.

Other Revenues

As discussed further below, CIGNA maintains a program to substantially reduce the equity market exposures for guaranteed minimum death benefit contracts by selling exchange-traded futures and, beginning in 2003, foreign currency forward contracts. Other revenues include losses of $550 million in 2003 and gains of $87 million in 2002 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts are included in benefits, losses and settlement expenses. Other revenues in 2001 include $107 million in accelerated gain recognition from the 2000 sale.

Other Matters

Guaranteed minimum death benefit contracts. CIGNA's reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. Death benefits under the annuity contracts reinsured by CIGNA are determined using various methods.

The majority of CIGNA's exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on an annuitant's contract anniversary date. Under this type of death benefit, CIGNA is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of an annuitant's death. Other annuity designs that CIGNA reinsured guarantee that the benefit received at death will be no less than net deposits paid into the contract accumulated at a specified rate or net deposits paid into the contract. In periods of declining equity markets and in periods of flat equity markets following a decline, CIGNA's liabilities for these guaranteed minimum death benefits increase.

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.2 billion as of December 31, 2003, and approximately $1.4 billion as of December 31, 2002. The determination of the reserves for these contracts requires CIGNA to make critical accounting estimates, as discussed in the table on page 13.

In 2003, following an analysis of experience and reserve assumptions for the guaranteed minimum death benefit product, CIGNA recognized an after-tax charge to increase reserves of $286 million ($441 million pre-tax). The reserve increase included a charge relating to both actual and projected future partial surrenders, as well as updates to other assumptions such as mortality.

In 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves related to these guaranteed minimum death benefit contracts and to adopt a program to substantially reduce equity market risks related to these contracts.

The $720 million after-tax charge consisted of:

•
$620 million after-tax, principally reflecting the reduction in assumed future equity market returns as a result of implementing the program and, to a lesser extent, changes to the policy lapse, mortality, market volatility and interest rate assumptions used in estimating the liabilities for these contracts; and

•	$100 million after-tax reflecting deterioration in equity markets that occurred in the third quarter of 2002 (prior to implementation of the program).

See Note 5 to the Financial Statements for further discussion on the program to reduce equity market risks on these contracts.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 38 for further information about these contracts.

Unicover and other run-off reinsurance. The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool was completed in 2002, some disputes over collection of amounts due CIGNA from the retrocessionaires continue and may require further arbitration actions to resolve. Also, disputes and arbitration regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

Run-off Reinsurance also includes other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA and arbitration over some of these disputes has commenced. CIGNA also bears the risk of loss if the retrocessionaires are unable to meet their reinsurance obligations to CIGNA.

In 2002, CIGNA recorded an after-tax charge of $317 million ($408 million pre-tax) based on the outcome of the Unicover arbitration in 2002, as well as a review of other exposures for the run-off reinsurance operations, including an assessment of retrocessional disputes and workers’ compensation and personal accident reinsurance exposures. This charge was net of ceded premiums returned to CIGNA of $31 million after-tax ($47 million pre-tax).

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of December 31, 2003, based on current information. However, it is possible that future developments regarding these matters could result in a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

(In millions)
Financial Summary	2003	2002	2001
Premiums and fees	$90	$116	$143
Net investment income	356	409	450
Other revenues	216	177	190
Segment revenues	662	702	783
Benefits and expenses	547	591	674
Income before taxes	115	111	109
Income taxes	42	37	33
Segment earnings	$73	$74	$76
Realized investment gains (losses), net of taxes	$(32)	$(1)	$10

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	settlement annuity business; and
•	certain investment management services.

Results

Segment earnings for Other Operations in 2003 reflect:

•	a favorable adjustment to the gain recognized from the sale of the individual life insurance and annuity business as a result of an account review; and
•	improved results from investment management services.

These increases were offset by a decline in earnings in the leveraged corporate life insurance business due to an increase in the dividend liability for participating policies.

Segment earnings for Other Operations decreased in 2002 primarily due to the continued runoff of the leveraged corporate life insurance business and lower amortized gains on the sale of the individual life insurance business, partially offset by lower losses in investment management services.

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

CORPORATE

(In millions)
Financial Summary	2003	2002	2001
	(As Restated, See Note 16)
Segment loss	$(109)	$(44)	$30
Special items (after-tax) included in segment loss:
Restructuring charge	$(9)	$—	$—

Corporate reflects amounts not allocated to segments, such as stock option expense, interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss increased in 2003 primarily due to stock expense and higher expenses due to the charge related to CIGNA's corporate effectiveness initiative (see page 16), partially offset by favorable tax adjustments.

The loss in 2002 primarily reflecting a decline in unallocated corporate overhead expenses and a decline in stock option benefit.

DISCONTINUED OPERATIONS

(In millions)
Financial Summary	2003	2002	2001
Revenues	$—	$567	$508
Income (loss) before income taxes (benefits)	$(3)	$1	$28
Income taxes (benefits)	(1)	2	10
Income (loss) from operations	(2)	(1)	18
Gains on sales, net of taxes of $25	50	—	—
Income (loss) from discontinued operations	$48	$(1)	$18

Results from discontinued operations in 2003 were primarily driven by after-tax gains on sales of businesses, including:

•	$32 million related to Lovelace (see page 19); and
•	$18 million related to the Brazilian health care operations (see page 19).

Results from discontinued operations in 2002 and 2001 represent the results of operations from Lovelace.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)
Financial Summary	2003	2002	2001
	(As Restated, See Note 16)
Short-term investments	$147	$86	$137
Cash and cash equivalents	$1,392	$1,575	$1,918
Short-term debt	$—	$130	$49
Long-term debt	$1,500	$1,500	$1,626
Shareholders’ equity	$4,558	$3,897	$5,119

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

CIGNA’s operations have liquidity requirements that vary among the principal product lines.

Life insurance and pension plan reserves are primarily longer-term liabilities. Liquidity requirements are usually stable and predictable, and are supported primarily by medium-term, fixed-income investments.

Accident and health reserves, including reserves for long-term disability insurance, consist of both short-term and long-term liabilities. The settlement of reported claims is generally stable and predictable, but usually shorter-term, requiring greater liquidity.

CIGNA’s insurance and HMO subsidiaries are subject to regulatory restrictions that limit the amount of dividends or other distributions (such as loans or cash advances) these subsidiaries may provide to their shareholders without prior approval of regulatory authorities. These restrictions may limit the use of operating cash flows of the insurance and HMO subsidiaries for CIGNA’s general corporate purposes.

See Note 13 for additional information.

Cash flows from continuing operations for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Operating activities	$2,308	$1,378	$1,063
Investing activities	$(796)	$(1,486)	$(2,011)
Financing activities	$(1,695)	$(235)	$671

Cash and cash equivalents decreased $183 million in 2003 and $343 million in 2002.

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to guaranteed minimum death benefit contracts, investment income, taxes, and benefits, losses and expenses.

2003:

The increase in cash flows from operating activities primarily reflects the following factors:

•
Net proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts of $867 million. Such proceeds were used to fund most of the withdrawals from contractholder deposit funds discussed below under financing;

•
Tax refunds of $245 million in 2003, compared with tax and related payments of approximately $275 million in 2002. The tax refunds in 2003 related to loss carrybacks. Current tax liability increased in 2003 for which cash has not been disbursed; and

•	Lower claim payments and amounts credited to policyholders of approximately $200 million, primarily in the reinsurance, retirement, and leveraged corporate life insurance businesses.

These factors were partially offset by the following:

•
Lower cash revenues of approximately $600 million, resulting primarily from losses of $550 million associated with futures and forward contracts entered into as part of CIGNA's program to manage equity risks in the Run-off Reinsurance segment compared with gains of $87 million in 2002; and

•	Higher paid expenses of approximately $40 million reflecting higher payments in 2003 for expenses associated with restructuring charges.

Cash used in investing activities primarily consists of:

•	Net purchases of investments of $920 million, reflecting the investment of cash flows from operating activities;
•
Net purchases of property and equipment of $107 million, which are significantly lower than prior year due to less spending on technology and customer service initiatives in the health care business; and

•	Proceeds on the sale of businesses of $231 million, which primarily consists of Lovelace and the Japanese pension operations.

Cash used in financing activities consists of:

•
Net withdrawals from contractholder deposit funds of $1.4 billion, reflecting persistency losses in the retirement business resulting from ratings downgrades, the uncertainty of an impending sale and higher business failures among customers;

•	Dividends on common stock of $185 million, reflecting dividends per share of $1.32; and
•	Repayment of debt of $130 million, reflecting scheduled maturities of debt. CIGNA does not have any scheduled debt maturities until 2006.

2002:

•
The increase in cash flows from operating activities in 2002 primarily reflects higher cash revenues of approximately $1 billion (due to price increases and growth in the Health Care segment). This increase was partially offset by:

-
Higher cash expenses of approximately $470 million (primarily in the Health Care segment) reflecting customer service and technology initiatives, growth in the specialty lines of business as well as 2002 cash spending of approximately $40 million for the 2001 restructuring charge;

-	Higher tax payments of approximately $100 million, primarily due to taxes paid in 2002 for the 2001 gain on sale of interest in the Japanese life insurance operation;

-
Higher paid claims of approximately $90 million due to medical cost inflation, partially offset by membership declines, the absence of Medicare claim payments that had been made in 2001 due to the exit of certain Medicare markets and the timing of payment of claims; and

-	Lower collections of net investment income of approximately $30 million due to declining yields and the continued run-off of the leveraged corporate life insurance business.

•	Cash used in investing activities consisted of net purchases of investments of approximately $1.1 billion and net purchases of property and equipment of $303 million.
•
Cash used in financing activities consisted primarily of payments of dividends on and repurchases of common stock ($540 million), partially offset by net deposits to contractholder deposit funds ($282 million).

Capital Resources

CIGNA’s capital resources (primarily retained earnings and the proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

CIGNA has suspended share repurchase and retained capital since July 2002 in order to strengthen CIGNA's principal subsidiary (Connecticut General Life Insurance Company or “CG Life”) and rebuild parent company financial flexibility as a result of the charges in the Run-off Reinsurance segment and reduced earnings in the Health Care segment.

CIGNA expects the net proceeds from the sale of the Retirement business, which should be completed around the end of the first quarter of 2004 subject to regulatory approvals and other conditions to closing, to be approximately $1.7 billion. CIGNA also expects its operating subsidiaries to provide approximately $500 million of dividends to the parent company during 2004. CIGNA expects to provide capital necessary to support growth and maintain or improve the financial strength ratings of its subsidiaries and, upon completion of the sale of the retirement business, to maintain at least $500 million of uncommitted cash at the parent company level through 2004. Following the retirement transaction, CIGNA expects to return capital to investors through share repurchase and will implement a new dividend policy. This policy, which reduces CIGNA's quarterly dividend to shareholders to $.025 per share, is more consistent with the dividend policies of other managed care companies. In addition, CIGNA also expects to retire some outstanding debt.

Senior management, guided by regulatory requirements and rating agency capital guidelines, determine the amount of capital resources that CIGNA maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In May 2003, CIGNA entered into a syndicated bank letter of credit agreement for $433 million in support of a potential internal reinsurance arrangement. A letter of credit in a nominal amount is currently issued under this new agreement.

As of December 31, 2003, CIGNA had available $260 million in committed lines of credit. These lines are provided by U.S. banks and typically have terms ranging from one to three years. Approximately $160 million of CIGNA’s available lines of credit will expire within the next twelve months.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is partially dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient resources to:

•	provide any funding to subsidiaries needed to support growth and maintain or improve their financial strength ratings;
•	provide for the capital requirements of its subsidiaries;
•	meet debt service requirements and pay dividends to CIGNA shareholders;
•	satisfy pension plan funding requirements; and
•	fund CIGNA's program to reduce the equity market risks associated with guaranteed minimum death benefit contracts.

However, if CIGNA's projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;
•	a substantial insurance or contractholder liability becomes due before related investment assets mature; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash.

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as lines of credit.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of February 26, 2004, the current ratings of CIGNA and CG Life were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings
		Senior Debt	Commercial Paper
A.M. Best	A-	—	—
Moody’s	A3	Baa3	P3
S&P	A	BBB	A2
Fitch	A+	BBB+	F2

Following the announcement in November 2003 that CIGNA has agreed to sell its retirement business, Moody’s and A.M. Best downgraded by one notch the financial strength rating of CG Life. Also, Moody’s downgraded by one notch the senior debt and commercial paper ratings of CIGNA. CIGNA anticipates one notch downgrades in CG Life’s rating from Standard and Poor’s and Fitch, and in CIGNA's senior debt rating from Fitch, when the sale of the Retirement business is final. These downgrades reflect the reduced earnings available to the parent company following the sale. CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings of CG Life could adversely affect new sales and retention of current business. Lower ratings at the parent company level increase the cost to borrow funds.

For additional information, refer to the Ratings section in CIGNA's 2003 Form 10-K.

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2003, employers maintained assets that exceeded 102% to 132% of benefit obligations. Benefit obligations under these arrangements were $3.5 billion as of December 31, 2003, and $3.3 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of December 31, 2003 or 2002.

•
For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.0 billion as of December 31, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of December 31, 2003 or 2002.

•
CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $304 million as of December 31, 2003, and $313 million as of December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of December 31, 2003 and 2002.

CIGNA guaranteed a construction loan of $26 million as of December 31, 2003 ($106 million of construction loans as of December 31, 2002) related to a real estate joint venture investment. The loan is secured by joint venture real estate property with a fair value in excess of the loan amount and matures in 2008, including extension options. CIGNA would be required to repay the construction loan if permanent financing could not be obtained. CIGNA also guaranteed $14 million of interest and principal for industrial revenue bonds as of December 31, 2003 ($50 million as of December 31, 2002). The bonds, payable in 2007, are secured by property and other assets held by a real estate partnership and CIGNA has recourse to its partner for 50% of any amounts paid under the guarantee. There were no liabilities required for these guarantees as of December 31, 2003 or 2002.

CIGNA had indemnification obligations to lenders of up to $329 million as of December 31, 2003, and $280 million as of December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts, and mature at various dates from 2004 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2003 or 2002.

As of December 31, 2003 and 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA had indemnification obligations as of December 31, 2003, and 2002, in connection with acquisition and disposition transactions. These indemnification obligations would be triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of December 31, 2003, or 2002.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical worse-case assumptions defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014); and
•	All underlying mutual fund investment values remained at the December 31, 2003, value of $3.3 billion, with no future returns.

The maximum potential undiscounted payment that CIGNA would make under those assumptions would aggregate $1.8 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote. CIGNA has purchased reinsurance from third parties which covers 80% of the exposures on these contracts. CIGNA has revised credit risk assumptions for about 25% of the exposures on these contracts. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of December 31, 2003, CIGNA had liabilities of $74 million related to these contracts and net amounts recoverable from reinsurers of $51 million. In 2003, CIGNA reduced its amount recoverable from reinsurers by $9 million pre-tax related to revised credit risk assumptions. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003.

As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA also had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002.

Management believes the current assumptions used to estimate reserves for these liabilities are appropriate. See Note 8(H) to the Financial Statements for further information.

Contractual obligations. The maturities of CIGNA’s principal contractual cash obligations, excluding insurance liabilities, as of December 31, 2003, are as follows:

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
On-Balance Sheet:
Long-term debt	$1,500	$—	$100	$400	$1,000
Other long-term liabilities	881	653	166	41	21
Off-Balance Sheet:
Purchase obligations	613	516	96	1	—
Operating leases	559	134	211	106	108
Total	$3,553	$1,303	$573	$548	$1,129

•
Other long-term liabilities. These items are presented in accounts payable, accrued expenses and other liabilities in CIGNA's consolidated balance sheet. This table includes approximately $325 million of nondiscretionary pension contributions and $98 million of estimated benefit payments expected in 2004 for pension and other postretirement benefit plans. This amount of nondiscretionary pension contributions assumes that current minimum funding requirements continue unchanged. If Congressional discussions currently underway are finalized and provide rate relief similar to minimum funding requirements used in 2003, nondiscretionary pension contributions expected to be made in 2004 would approximate $175 million. CIGNA expects to make additional benefit plan payments subsequent to 2004, however these amounts have been excluded from the table as the timing of such payments is based on plan assumptions which may materially differ from actual plan activities (see Note 15 to the Financial Statements for further information on pension and other postretirement benefit obligations). This table also includes estimated payments for deferred and supplemental compensation plans, interest rate, foreign currency and forward swap contracts and certain reinsurance liabilities.

•
Purchase obligations. These items include estimated payments required under contractual arrangements for future services and investment commitments. As of December 31, 2003, CIGNA had commitments to purchase the following investments:

Fixed maturities	$20 million
Securities supporting experience-rated pension policyholder contracts	$35 million
Mortgage loans	$324 million
Real estate joint ventures and security partnerships (other long-term investments)	$135 million

CIGNA expects to disburse most of these committed amounts in 2004.

•	Operating leases. For additional information, see Note 19 to the Financial Statements.

Share Repurchase

CIGNA has a stock repurchase plan, which was authorized by its Board of Directors. Decisions to repurchase shares depend on market conditions and alternative uses of capital.

The total remaining share repurchase authorization as of February 26, 2004, was $572 million. CIGNA repurchased 3.5 million shares in 2002 for $343 million, and 12.0 million shares in 2001 for $1.1 billion. CIGNA did not repurchase shares in 2003.

INVESTMENT ASSETS

CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 8, 9 and 10 to the Financial Statements and in CIGNA’s Form 10-K.

A significant portion of CIGNA’s investment assets is attributable to experience-rated pension policyholder contracts, associated with the retirement business.

The following table shows, as of December 31, the percentage of certain categories of investment assets that are held under these policyholder contracts:

	2003	2002
Fixed maturities	—	48%
Securities supporting experience- rated pension policyholder contracts	100%	—
Mortgage loans	54%	56%
Real estate	46%	54%
Other long-term investments	24%	46%

Under the experience-rating process, net investment income and gains and losses on assets related to policyholder contracts generally accrue to these policyholders. Consequently, changes in fair value, write-downs, changes in valuation reserves and non-accruals on investments attributable to these policyholder contracts do not affect CIGNA’s net income except under unusual circumstances.

Fixed Maturities and Securities Supporting Experience-rated Pension Policyholder Contracts

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and redeemable preferred stocks. Securities supporting experience-rated pension policyholder contracts predominantly consist of fixed maturities.

The fair value of investments in fixed maturities and securities supporting experience-rated pension policyholder contracts as of December 31 were as follows:

(In millions)	2003	2002
Federal government and agency	$990	$1,197
State and local government	2,390	1,761
Foreign government	884	825
Corporate	19,297	17,796
Federal agency mortgage-backed	847	1,669
Other mortgage-backed	2,000	2,265
Other asset-backed	1,935	2,290
Total	$28,343	$27,803

Quality ratings. As of December 31, 2003, $27.1 billion, or 96%, of the fixed maturities and securities supporting experience-rated pension policyholder contracts in CIGNA’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.2 billion were below investment grade. Most of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. Approximately 32% of CIGNA’s below investment grade portfolio is attributable to experience-rated pension policyholder contracts.

Private placement investments are generally less marketable than public bonds, but yields on these investments tend to be higher than yields on publicly offered debt with comparable credit risk. The fair value of private placement investments was $11.5 billion as of December 31, 2003, and $11.0 billion as of December 31, 2002. CIGNA maintains controls on its participation in private placement investments. In particular, CIGNA performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow CIGNA to monitor issuers for deteriorating financial strength so CIGNA can take remedial actions, if warranted.

Because of the higher yields and the inherent risk associated with privately placed investments and below investment grade securities, gains or losses from such investments could significantly affect future results of operations. However, management does not expect such gains or losses to be material to CIGNA’s liquidity or financial condition.

Mortgage Loans

CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses. CIGNA routinely monitors and evaluates the status of its mortgage loans by reviewing loan and property-related information, including cash flows, expiring leases, financial health of the borrower and major tenants, loan payment history, occupancy and room rates for hotels and, for commercial properties, significant new competition. CIGNA evaluates this information in light of current economic conditions as well as geographic and property type considerations.

Problem and Potential Problem Bonds and Mortgage Loans

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was $8 million in 2003, $14 million in 2002 and $12 million in 2001.

The following table shows problem and potential problem bonds and mortgage loans, net of valuation reserves and write-downs, as of December 31, including amounts attributable to policyholder contracts:

(In millions)	2003	2002
Problem bonds	$132	$182
Potential problem bonds	$161	$243
Problem mortgage loans	$24	$48
Potential problem mortgage loans	$335	$191

The increase in potential problem mortgage loans reflects an increase in loans that CIGNA is closely monitoring. The loans do not require an increase in reserves at this time.

Real Estate

Investment real estate includes both real estate held and used and real estate held for sale. Most of the real estate held for sale was office buildings and retail facilities that were acquired as a result of foreclosure of mortgage loans. As of December 31, investment real estate (including amounts attributable to policyholder contracts) and related cumulative write-downs and valuation reserves were as follows:

(In millions)	2003	2002
Real estate held for sale	$—	$47
Less cumulative write-downs	—	8
Less valuation reserves	—	21
	—	18
Real estate held and used	248	303
Less cumulative write-downs	102	68
	146	235
Investment real estate	$146	$253

At December 31, 2003, 48% of the carrying value of the properties acquired through foreclosure was attributable to policyholder contracts, compared with 45% at December 31, 2002.

Summary

The effect of investment asset write-downs and changes in valuation reserves on CIGNA’s net income and on amounts attributable to policyholder contracts was as follows:

(In millions)	2003	2002	2001
CIGNA	$103	$150	$139
Policyholder contracts	$61	$199	$78

CIGNA’s portion of these losses is a component of realized investment results, which are discussed on page 11.

The weakness in certain sectors of the economy may cause additional investment losses. These investment losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on its liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK

Financial Instruments

CIGNA’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. CIGNA’s primary market risk exposures are:

•	Interest-rate risk on fixed-rate, domestic, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return.
•
Foreign currency exchange rate risk of the U.S. dollar to the British pound, South Korean won, Hong Kong dollar, Taiwan dollar, Chilean peso, Canadian dollar and New Zealand dollar. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

•
Equity price risk for stocks and for specialty life reinsurance contracts that guarantee minimum death or income benefits resulting from unfavorable changes in variable annuity account values based on underlying mutual fund investments. At December 31, 2003, CIGNA’s investment in domestic equity securities (which primarily consists of various mutual fund investments including large cap global and balanced funds) was $68 million. At December 31, 2002 CIGNA's investment in domestic equity securities (which were primarily managed to mirror the S&P 500) was $261 million. CIGNA held $10 million in international equities at December 31, 2003, and $34 million at December 31, 2002. Substantially all of CIGNA’s international equities were issued by entities based in developed countries.

CIGNA’s Management of Market Risks

CIGNA predominantly relies on three techniques to manage its exposure to market risk:

•
Investment/liability matching. CIGNA generally selects investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of its related insurance and contractholder liabilities so that CIGNA can match the investments to its obligations. Shorter-term investments support generally shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive, experience-rated and health liabilities. Longer-term investments generally support longer-term, fully guaranteed products like annuities and longer-term life and health (principally long-term disability) liabilities.

•
Use of local currencies for foreign operations. CIGNA generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies. This substantially limits exchange rate risk to net assets denominated in foreign currencies.

•	Use of derivatives. CIGNA generally uses derivative financial instruments to minimize certain market risks.

See Notes 2(C) and 8(H) to the Financial Statements for additional information about financial instruments, including derivative financial instruments.

Effect of Market Fluctuations on CIGNA

The examples shown in the table that follows illustrate the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments. Actual results could differ materially because the examples were developed using estimates and assumptions. Certain financial instruments, such as separate account assets and liabilities, are excluded from these hypothetical calculations because gains and losses in separate accounts generally accrue to policyholders. Insurance contract liabilities (48% of CIGNA’s non-separate account liabilities at December 31, 2003 and 2002) and reinsurance recoverables on unpaid losses (11% of CIGNA’s non-separate account assets at December 31, 2003 and 2002) are also excluded. In addition, the effect of a hypothetical change in equity indices and foreign exchange rates on fair values of futures and forward contracts used in a program for guaranteed minimum death benefit contracts is excluded from this table and discussed separately below.

Subject to these exclusions, the effects of hypothetical changes in market rates or prices on the fair values of certain of CIGNA’s financial instruments would have been as follows as of December 31:

Market scenario for certain noninsurance financial instruments	Loss in fair value
(In millions)	2003	2002
100 basis point increase in interest rates	$1,280	$1,110
10% strengthening in U.S. dollar to foreign currencies	$100	$90
10% decrease in market prices for equity exposures	$30	$50

The effect of a hypothetical increase in interest rates on the fair values of certain of CIGNA’s financial instruments increased in 2003 due to increased fixed maturities supporting non-experienced-rated pension policyholder contracts. See Note 2(D) to the Financial Statements for further discussion. The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by CIGNA was estimated to be 10% of the U.S. dollar equivalent fair value. The effect of a hypothetical decrease in the market prices of equity securities was estimated to be 10% of their fair value.

CIGNA began using futures contracts in 2002 as part of a program to substantially reduce the effect of equity market changes on certain specialty life reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. During 2003, CIGNA began using foreign-denominated, exchange-traded futures contracts and foreign currency forward contracts to reduce international equity market risks associated with these guaranteed minimum death benefit contracts. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese) and PAN-EURO equity indices and a 10% weakening in the U.S. dollar to the Japanese yen and EURO would have been a decrease of approximately $160 million in the fair value of the futures and forward contracts outstanding under this program as of December 31, 2003. A corresponding decrease in liabilities for guaranteed minimum death benefit contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 5 to the Financial Statements for further discussion of this program and related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA's businesses, including on:

•	risks and exposures associated with guaranteed minimum death benefit or income benefit contracts (see page 30);
•	earnings for the retirement business because changes in assets under management affect asset-based fees (see page 26); and
•	minimum pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, the completion of CIGNA's sale of its retirement business, CIGNA's restructuring programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA's full year 2004 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA’s health care operations, including increased use and costs of medical services;
2.
increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on page 19 for more information);

3.
challenges and risks associated with implementing the planned improvement initiatives in the health care operations, the organizational realignment and the reduction of overall CIGNA and health care cost structure, including that operational efficiencies and medical cost benefits do not emerge as expected;

4.	risks associated with completing the sale of CIGNA's retirement benefits business, final terms and timing of the sale and the amount of the gain;
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
9.
downgrades in the financial strength ratings of CIGNA’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business and the sale price of the retirement business;

10.
limitations on the ability of CIGNA's insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;

11.
inability of the program adopted by CIGNA to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures and forwards contracts and in matching such contracts to the underlying equity risk);

12.
adjustments to the reserve assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating CIGNA's liabilities for reinsurance contracts that guarantee minimum death benefits under certain variable annuities;

13.	adjustments to the assumptions used in estimating CIGNA’s assets and liabilities for reinsurance contracts that guarantee minimum income benefits under certain variable annuities;
14.
significant stock market declines, which could, among other things, reduce results in CIGNA's retirement business and result in increased pension expenses in CIGNA’s pension plan in future periods and the recognition of additional pension obligations;

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

(In millions, except per share amounts)
For the years ended December 31,	2003	2002	2001
	(As Restated, See Note 16)
Revenues
Premiums and fees	$15,441	$15,737	$14,860
Net investment income	2,594	2,716	2,842
Other revenues	622	1,133	1,080
Realized investment gains (losses)	151	(238)	(175)
Total revenues	18,808	19,348	18,607
Benefits, Losses and Expenses
Benefits, losses and settlement expenses	12,220	14,314	11,976
Policy acquisition expenses	241	246	237
Other operating expenses	5,471	5,291	4,731
Total benefits, losses and expenses	17,932	19,851	16,944
Income (Loss) from Continuing Operations before Income Taxes (Benefits)	876	(503)	1,663
Income taxes (benefits):
Current	96	(142)	275
Deferred	178	(7)	291
Total taxes (benefits)	274	(149)	566
Income (Loss) from Continuing Operations	602	(354)	1,097
Income (Loss) from Discontinued Operations	48	(1)	18
Net Income (Loss)	$650	$(355)	$1,115
Net Income (Loss) Excluding Goodwill Amortization in 2001 (Note 2)	$650	$(355)	$1,163
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$4.31	$(2.52)	$7.42
Income from discontinued operations	0.34	0.01	0.12
Net income (loss)	$4.65	$(2.53)	$7.54
Net income (loss) excluding goodwill amortization in 2001 (Note 2)	$4.65	$(2.53)	$7.86
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$4.28	$(2.52)	$7.31
Income from discontinued operations	0.34	0.01	0.12
Net income (loss)	$4.62	$(2.53)	$7.43
Net income (loss) excluding goodwill amortization in 2001 (Note 2)	$4.62	$(2.53)	$7.75

The accompanying Notes to the Financial Statements are an integral part of these statements.

Consolidated Balance Sheets

(In millions, except per share amounts)
As of December 31,		2003		2002
		(As Restated, See Note 16)
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $15,772; $25,948)		$17,121		$27,803
Securities supporting experience-rated pension policyholder contracts, at fair value (amortized cost, $10,558 for 2003)		11,222		—
Equity securities, at fair value (cost, $47; $239)		78		295
Mortgage loans		8,655		8,729
Policy loans		1,572		2,405
Real estate		146		253
Other long-term investments		717		791
Short-term investments		147		86
Total investments		39,658		40,362
Cash and cash equivalents		1,392		1,575
Accrued investment income		468		504
Premiums, accounts and notes receivable		3,026		3,206
Reinsurance recoverables		6,395		6,775
Deferred policy acquisition costs		580		494
Property and equipment		973		1,078
Deferred income taxes		1,040		1,287
Goodwill		1,620		1,620
Other assets, including other intangibles		447		624
Separate account assets		35,393		31,255
Assets of discontinued operations		—		200
Total assets		$90,992		$88,980
Liabilities
Contractholder deposit funds		$26,979		$29,374
Unpaid claims and claim expenses		4,708		4,535
Future policy benefits		11,545		11,848
Unearned premiums		326		243
Total insurance and contractholder liabilities		43,558		46,000
Accounts payable, accrued expenses and other liabilities		5,983		6,123
Short-term debt		—		130
Long-term debt		1,500		1,500
Separate account liabilities		35,393		31,255
Liabilities of discontinued operations		—		75
Total liabilities		86,434		85,083
Contingencies — Note 22
Shareholders’ Equity
Common stock (shares issued, 275; 273)		69		68
Additional paid-in capital		3,597		3,503
Net unrealized appreciation, fixed maturities	$610		$512
Net unrealized appreciation, equity securities	29		26
Net unrealized appreciation (depreciation), derivatives	(12)		6
Net translation of foreign currencies	(14)		(32)
Minimum pension liability adjustment	(667)		(714)
Accumulated other comprehensive loss		(54)		(202)
Retained earnings		9,503		9,038
Less treasury stock, at cost		(8,557)		(8,510)
Total shareholders’ equity		4,558		3,897
Total liabilities and shareholders’ equity		$90,992		$88,980
Shareholders’ Equity Per Share		$32.42		$27.96

The accompanying Notes to the Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

(In millions, except per share amounts)
For the years ended December 31,	2003		2002		2001
	(As Restated, See Note 16)
	Compre- hensive Income	Share- holders’ Equity	Compre- hensive Income	Share- holders’ Equity	Compre- hensive Income	Share- holders’ Equity
Common Stock, beginning of year		$68		$68		$67
Issuance of common stock for employee benefit plans		1		—		1
Common Stock, end of year		69		68		68
Additional Paid-In Capital, beginning of year		3,503		3,461		3,546
Issuance of common stock for employee benefit plans		94		42		(85)
Additional Paid-In Capital, end of year		3,597		3,503		3,461
Accumulated Other Comprehensive Income (Loss), beginning of year		(202)		147		221
Net unrealized appreciation, fixed maturities	$98	98	$323	323	$26	26
Net unrealized appreciation (depreciation), equity securities	3	3	(24)	(24)	(80)	(80)
Net unrealized appreciation (depreciation) on securities	101		299		(54)
Net unrealized appreciation (depreciation), derivatives	(18)	(18)	(4)	(4)	10	10
Net translation of foreign currencies	18	18	(6)	(6)	(30)	(30)
Minimum pension liability adjustment	47	47	(638)	(638)	—	—
Other comprehensive income (loss)	148		(349)		(74)
Accumulated Other Comprehensive Income (Loss), end of year		(54)		(202)		147
Retained Earnings, beginning of year		9,038		9,578		8,651
Net income (loss)	650	650	(355)	(355)	1,115	1,115
Common dividends declared (per share: $1.32; $1.32; $1.28)		(185)		(185)		(188)
Retained Earnings, end of year		9,503		9,038		9,578
Treasury Stock, beginning of year		(8,510)		(8,135)		(6,922)
Repurchase of common stock		—		(343)		(1,139)
Other treasury stock transactions, net		(47)		(32)		(74)
Treasury Stock, end of year		(8,557)		(8,510)		(8,135)
Total Comprehensive Income (Loss) and Shareholders’ Equity	$798	$4,558	$(704)	$3,897	$1,041	$5,119

Consolidated Statements of Cash Flows

(In millions)
For the years ended December 31,	2003	2002	2001
	(As Restated, See Note 16)
Cash Flows from Operating Activities
Income (loss) from continuing operations	$602	$(354)	$1,097
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Insurance liabilities	(71)	1,797	(264)
Reinsurance recoverables	186	161	(33)
Deferred policy acquisition costs	(80)	(39)	(51)
Premiums, accounts and notes receivable	62	(261)	(22)
Accounts payable, accrued expenses and other liabilities	33	288	93
Current income taxes	341	(428)	180
Deferred income taxes	178	(7)	291
Realized investment (gains) losses	(151)	238	175
Depreciation and amortization	246	221	235
Gains on sales of businesses (excluding discontinued operations)	(92)	(75)	(255)
Proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts, net of purchases	867	—	—
Stock option expense	27	(66)	(194)
Other, net	160	(97)	(189)
Net cash provided by operating activities of continuing operations	2,308	1,378	1,063
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	7,984	4,348	2,496
Equity securities	292	123	200
Mortgage loans	886	1,324	629
Other (primarily short-term investments)	7,921	5,459	2,425
Investment maturities and repayments:
Fixed maturities	2,210	2,059	2,288
Mortgage loans	1,310	928	592
Investments purchased:
Fixed maturities	(11,271)	(9,788)	(6,169)
Equity securities	(55)	(127)	(196)
Mortgage loans	(2,067)	(1,056)	(1,489)
Other (primarily short-term investments)	(8,130)	(4,418)	(2,431)
Proceeds on sales of businesses, net	231	—	350
Deconsolidation of Japanese life insurance operation	—	—	(327)
Property and equipment, net	(107)	(303)	(366)
Other, net	—	(35)	(13)
Net cash used in investing activities of continuing operations	(796)	(1,486)	(2,011)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	7,963	8,535	8,565
Withdrawals and benefit payments from contractholder deposit funds	(9,349)	(8,253)	(6,965)
Net change in short-term debt	(3)	(9)	13
Issuance of long-term debt	—	—	493
Repayment of long-term debt	(127)	(36)	(144)
Repurchase of common stock	—	(355)	(1,139)
Issuance of common stock	6	68	38
Common dividends paid	(185)	(185)	(190)
Net cash provided by (used in) financing activities of continuing operations	(1,695)	(235)	671
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(1)
Net cash from discontinued operations	—	—	17
Net decrease in cash and cash equivalents	(183)	(343)	(261)
Cash and cash equivalents, beginning of year	1,575	1,918	2,179
Cash and cash equivalents, end of year	$1,392	$1,575	$1,918
Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$(245)	$218	$121
Interest paid	$114	$120	$109

The accompanying Notes to the Financial Statements are an integral part of these statements.

Notes to the Financial Statements

Note 1 — Description of Business

As discussed in Note 16, CIGNA's consolidated financial statements for all periods presented have been restated to reflect variable accounting for stock option compensation expense in accordance with Accounting Principles Board (APB) No. 25. These footnotes have been restated as noted to reflect the effects of this change.

CIGNA Corporation’s subsidiaries provide employee benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, clinical information management, dental and vision benefits, and case and disease management); group disability, life and accident insurance; retirement products and services; and investment management. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off reinsurance operation. See Note 4(A) for information regarding the pending sale of the retirement business.

Note 2 — Summary of Significant Accounting Policies

A.  Basis of Presentation

The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and certain variable interest entities of which CIGNA is the primary beneficiary, which are referred to collectively as “CIGNA.” Intercompany transactions and accounts have been eliminated in consolidation.

These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Amounts recorded in the financial statements reflect management’s estimates and assumptions about medical costs, investment valuation, interest rates and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates.

Results of operations of Lovelace Health Systems, Inc. (Lovelace), an integrated health care system and subsidiary of CIGNA, are reported as discontinued operations because CIGNA sold that business in January 2003 (see Note 4(C)). Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

Certain reclassifications have also been made to prior years’ amounts to conform to the 2003 presentation.

B.      Recent Accounting Pronouncements

Consolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” that provides criteria for consolidating certain entities based on majority ownership of expected losses or residual returns. In December 2003, the FASB postponed the required implementation date for certain entities to March 31, 2004. On that date, CIGNA expects to record additional assets and liabilities, primarily associated with real estate joint ventures, of up to $125 million each, including $110 million of nonrecourse liabilities. In the unlikely event that all of the underlying assets of these entities had no value and all other participants in these entities failed to meet their obligations, CIGNA estimates that its maximum exposure to loss at December 31, 2003 would approximate $80 million, representing CIGNA's net investment in and additional commitments to these entities, including recourse liabilities. CIGNA expects to recover the recorded amounts of its investments in variable interest entities.

CIGNA currently consolidates certain variable interest entities for which CIGNA serves as asset manager. These entities issue investment products secured by commercial loan pools and have investments and nonrecourse liabilities of approximately $215 million each at December 31, 2003. CIGNA also consolidates real estate joint ventures with assets of $20 million and nonrecourse liabilities of $5 million.

Derivative Instruments. In April 2003, the FASB issued an amendment to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Implementation of the SFAS No. 133 amendment in the third quarter of 2003 had no effect on CIGNA’s financial statements. In addition, the FASB finalized an implementation issue relating to SFAS No. 133, effective October 1, 2003.

The implementation issue and a recently issued Statement of Position (described below) address accounting for liabilities that provide contractholders with returns based on pools of investments, and each permits a one-time accounting reclassification of investment securities from available-for-sale to trading. In the fourth quarter of 2003, CIGNA reclassified securities supporting experience-rated pension policyholder contracts associated with its retirement business to trading, and now reports these securities in a separate balance sheet caption. Under the experience-rating process, unrealized gains and losses recognized for these securities accrue to policyholders. Accordingly, the accounting reclassification did not affect CIGNA's net income.

The implementation issue requires companies to recognize the fair value of an embedded derivative in contractholder liabilities. This embedded derivative reflects contractual features including the changes in credit risk of a pool of investments. The effect of implementing this requirement was not material to CIGNA's financial statements.

The sale of CIGNA's retirement business is generally expected to result in the transfer of the pool of investments and securities supporting experience-rated pension policyholder contracts discussed above to the buyer. See Note 4(A) for information about this sale.

Additional information regarding SFAS No. 133 and the nature and accounting treatment of CIGNA’s derivative financial instruments is included in Note 8(H).

Long-Duration Contracts. In July 2003, the American Institute of Certified Public Accountants issued a Statement of Position (SOP), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” for implementation in the first quarter of 2004.

The SOP addresses accounting for certain contractual features of investment-related and universal life contracts and for separate accounts. The cumulative effect of implementing the SOP in the first quarter of 2004 is expected to reduce net income by approximately $125 million, of which $120 million results from recording liabilities for certain experience-rated pension policyholder contracts based on the appreciated value of associated pools of investments, primarily mortgage loans. Based on historical changes in interest rates and credit spreads, future volatility in benefits, losses and settlement expenses may be material to CIGNA's net income, and possibly to CIGNA's shareholders’ equity. This volatility would result from adjusting liabilities for unrealized changes in the fair values of mortgage loans, while mortgage loans are carried at amortized cost. The sale of CIGNA's retirement business discussed in Note 4(A) is expected to result in the transfer of mortgages supporting experience-rated pension policyholder contracts to the buyer. The remaining cumulative effect results from implementing the SOP’s requirements applicable to universal life contracts and separate accounts.

CIGNA’s accounting for reinsurance of guaranteed minimum death benefits and guaranteed minimum income benefits is not affected by the provisions of the SOP.

Goodwill and other intangible assets.  As of January 1, 2002, CIGNA adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the practice of amortizing goodwill through periodic charges to earnings and establishes a new methodology for reporting and measuring goodwill and other intangible assets.

In accordance with the standard, CIGNA ceased goodwill amortization on January 1, 2002. Although goodwill is no longer amortized, SFAS No. 142 requires goodwill to be evaluated for impairment at least annually, and written down through earnings when impaired. At implementation, CIGNA’s evaluation of its goodwill, based on discounted cash flow analyses, resulted in no impairment loss. CIGNA’s annual evaluations of its goodwill during 2003 and 2002 also resulted in no impairment loss. See Note 2(J) for results of CIGNA's annual evaluation of its other intangible assets.

For comparative purposes, the following table adjusts net income (loss) and basic and diluted earnings (loss) per share for the year ended December 31, 2001, as if goodwill amortization had ceased at the beginning of 2001. Goodwill amortization is attributable to the Health Care segment.

(In millions, except per share amounts)	2003	2002	2001
	(As Restated, See Note 16)
Reported net income (loss)	$650	$(355)	$1,115
Adjustment for goodwill amortization, after-tax	—	—	48
Adjusted net income (loss)	$650	$(355)	$1,163
Reported basic earnings (loss) per share	$4.65	$(2.53)	$7.54
Adjustment for goodwill amortization, after-tax	—	—	0.32
Adjusted basic earnings (loss) per share	$4.65	$(2.53)	$7.86
Reported diluted earnings (loss) per share	$4.62	$(2.53)	$7.43
Adjustment for goodwill amortization, after-tax	—	—	0.32
Adjusted diluted earnings (loss) per share	$4.62	$(2.53)	$7.75

Impairment of long-lived assets. As of January 1, 2002, CIGNA adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and reclassified real estate of $119 million to "held and used" from "held for sale." Adoption of SFAS No. 144 did not have a material effect on CIGNA’s consolidated financial statements. See Note 2(D) for further information regarding the accounting treatment of CIGNA’s real estate investments.

C. Financial Instruments

In the normal course of business, CIGNA enters into transactions involving various types of financial instruments. These financial instruments include:

•	various investments (such as fixed maturities, securities supporting experience-rated pension policyholder contracts and equity securities);
•	short- and long-term debt; and
•	off-balance-sheet instruments (such as investment and certain loan commitments and financial guarantees).

These instruments may change in value due to interest rate and market fluctuations, and most also have credit risk. CIGNA evaluates and monitors each financial instrument individually and, when management considers it appropriate, uses a derivative instrument or obtains collateral or another form of security to minimize risk of loss.

Most financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value. The following table shows the fair values and carrying values of CIGNA’s financial instruments not carried at fair value, at the end of 2003 and 2002:

(In millions)	2003		2002
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage loans	$9,293	$8,655	$9,622	$8,729
Contractholder deposit funds, excluding universal life products	$19,235	$18,823	$20,906	$20,268
Long-term debt	$1,667	$1,500	$1,488	$1,500

Fair values of off-balance-sheet financial instruments were not material.

Fair values of financial instruments are based on quoted market prices when available. When market prices are not available, management estimates fair value based on discounted cash flow analyses, which use current interest rates for similar financial instruments with comparable terms and credit quality. Management estimates the fair value of liabilities for contractholder deposit funds using the amount payable on demand and, for those deposit funds not payable on demand, using discounted cash flow analyses. In many cases, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the instrument were sold immediately.

D. Investments

A significant portion of CIGNA's investment assets is attributable to experience-rated pension policyholder contracts associated with the retirement business. Under the experience-rating process for pension contracts, net investment income and other revenues on these assets generally accrue to policyholders and are primarily offset by amounts included in benefits, losses and settlement expenses. Realized and unrealized investment gains and losses on these assets are reported net of amounts that accrue to pension policyholders. See Note 2(B) for a discussion of CIGNA's 2003 reclassification of securities supporting experience-rated pension policyholder contracts.

Realized and unrealized investment gains and losses are also reported net of amounts to adjust future policy benefits for certain annuities that would be required had related investments been sold at their current fair values.

Fixed maturities, equity securities and securities supporting experience-rated pension policyholder contracts. Fixed maturities include bonds, mortgage- and other asset-backed securities and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. These investments are classified as available for sale and are carried at fair value with changes in fair value recorded in shareholders’ equity. Fixed maturities and equity securities are considered impaired, and their cost basis is written down to fair value through earnings, when management expects a decline in value to persist (i.e. the decline is “other than temporary”).

Securities supporting experience-rated pension policyholder contracts include fixed maturities and equity securities. Beginning October 1, 2003, these securities are classified as trading and are carried at fair value, with changes in fair value reported in other revenues. Under the experience-rating process, results generally accrue to policyholders and are offset by amounts reported in benefits, losses and settlement expenses.

Mortgage loans. Mortgage loans are carried at unpaid principal balances. Impaired loans are carried at the lower of unpaid principal or fair value of the underlying collateral. CIGNA estimates the fair value of the underlying collateral primarily using internal appraisals. Mortgage loans are considered impaired when it is probable that CIGNA will not collect amounts due according to the terms of the loan agreement.

Real estate. Investment real estate can be “held and used” or “held for sale.” As of January 1, 2002, CIGNA adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and accounts for real estate as follows:

•
Real estate "held and used" is expected to be held longer than one year and includes real estate acquired through the foreclosure of mortgage loans. CIGNA carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset.

•
Real estate is "held for sale" when a buyer’s investigation is completed, a deposit has been received and the sale is expected to be completed within the next year. Real estate held for sale is carried at the lower of carrying value or current fair value, less estimated costs to sell, and is not depreciated. Valuation reserves reflect any changes in fair value.

•	CIGNA uses several methods to determine the fair value of real estate, but relies primarily on discounted cash flow analyses and, in some cases, third party appraisals.

Real estate acquired through the foreclosure of mortgage loans prior to implementation of SFAS No. 144 was generally classified as “held for sale.” At the time of foreclosure, properties are reclassified from mortgage loans to real estate. CIGNA rehabilitates, re-leases and sells foreclosed properties. This process usually takes from 2 to 4 years unless management considers a near-term sale preferable.

Short-term investments. CIGNA classifies short-term investments as available for sale and carries them at fair value, which approximates cost.

Policy loans. Policy loans are carried at unpaid principal balances.

Other long-term investments. Other long-term investments include assets in the separate accounts in excess of separate account liabilities (see Note 2(K)). These assets are carried at fair value. Investments in unconsolidated entities in which CIGNA has significant influence are carried at cost plus CIGNA’s ownership percentage of reported income or loss. These entities include certain partnerships and limited liability companies holding real estate and securities.

Net investment income. When interest and principal payments on investments are current, CIGNA recognizes interest income when it is earned. CIGNA stops recognizing interest income when interest payments are delinquent or when certain terms (interest rate or maturity date) of the investment have been restructured. Net investment income on these investments is only recognized when interest payments are actually received.

Investment gains and losses. Realized investment gains and losses are net of policyholder share and result from sales, investment asset write-downs and changes in valuation reserves based on specifically identified assets. Unrealized gains and losses on fixed maturities and equity securities carried at fair value are included in accumulated other comprehensive income (loss), net of policyholder share and deferred income taxes.

Beginning October 1, 2003, changes in the fair values of securities supporting experience-rated pension policyholder contracts are reported in other revenues.

Derivative financial instruments. Note 8(H) discusses CIGNA’s accounting policies for derivative financial instruments.

E.  Cash and Cash Equivalents

Cash equivalents consist of short-term investments that will mature in three months or less from the time of purchase.

F.  Reinsurance Recoverables

Reinsurance recoverables are estimates of amounts that CIGNA will receive from reinsurers and are recorded net of amounts management believes will not be received.

G.  Deferred Policy Acquisition Costs

Acquisition costs consist of incentive payments, commissions, premium taxes and other costs that CIGNA incurs to acquire new business. Depending on the product line they relate to, CIGNA records acquisition costs in different ways. Acquisition costs for:

•	Contractholder deposit funds and universal life products are deferred and amortized in proportion to the present value of total estimated gross profits over the expected lives of the contracts.
•
Annuity and other individual life insurance (primarily international) and group health indemnity products are deferred and amortized, generally in proportion to the ratio of periodic revenue to the estimated total revenues over the contract periods.

•	Other products are expensed as incurred.

Management estimates the present value of future revenues less expected payments on products that carry deferred policy acquisition costs. If that estimate is less than the deferred costs, CIGNA reduces deferred policy acquisition costs and records an expense.

H.  Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. When applicable, cost includes interest, real estate taxes and other costs incurred during construction. Also included in this category is internal-use software that is acquired, developed or modified, solely to meet CIGNA’s internal needs, with no plan to market externally. Costs directly related to obtaining, developing or upgrading internal-use software are capitalized. Unamortized internal-use software costs were $477 million at December 31, 2003, and $500 million at December 31, 2002.

Most of the unamortized internal-use software costs relate to CIGNA’s health care business, which is currently engaged in a multi-year project to convert to newly designed systems and processes to support business growth and service to customers. CIGNA has incurred total costs for this project of approximately $1.1 billion from 1999 through 2003, of which $460 million has been capitalized and $640 million has been expensed as incurred. Accumulated amortization of capitalized amounts for this project was $41 million at December 31, 2003, and $15 million at December 31, 2002.

Capitalized costs for this multi-year project are amortized over a 7.5 year period. The amounts of amortization will increase as additional members are migrated to the new systems.

For other capitalized costs, CIGNA calculates depreciation and amortization principally using the straight-line method based on the estimated useful life of each asset.
Accumulated depreciation and amortization on property and equipment was $1.2 billion at December 31, 2003 and $1.1 billion at December 31, 2002.

I.  Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. CIGNA adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased goodwill amortization as of January 1, 2002. CIGNA evaluates goodwill for impairment annually based on discounted cash flow analyses and writes it down through earnings when impaired.

J.  Other Assets, including Other Intangibles

Other assets consist primarily of various insurance-related assets. CIGNA’s other intangible assets are primarily purchased customer lists and provider contracts. CIGNA amortizes other intangibles on a straight-line basis over ten year periods. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. In 2003, CIGNA recorded a $16 million pre-tax charge ($10 million after-tax) in other operating expenses for the impairment of provider contracts that had been terminated or substantially amended by the Health Maintenance Organization (HMO) operations.

The gross carrying value of CIGNA’s other intangible assets was $198 million at December 31, 2003 and $247 million at December 31, 2002. The accumulated amortization was $107 million at December 31, 2003 and $113 million at December 31, 2002.

K. Separate Accounts

Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives, including at December 31, 2002 assets and liabilities of separate trust arrangements for the benefit of purchasers of certain investment products. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of CIGNA’s other businesses. These accounts are carried at fair value. The investment income, gains and losses of these accounts generally accrue to the contractholders and are not included in CIGNA’s revenues and expenses. Fees earned for asset management services are reported in premiums and fees.

The management fee that CIGNA charges to separate accounts includes a guarantee fee. These fees are recognized in income as earned.

L. Contractholder Deposit Funds

Liabilities for contractholder deposit funds include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These liabilities are adjusted to reflect administrative charges, policyholder share of changes in fair value of related investment assets and, for universal life fund balances, mortality charges.

M. Unpaid Claims and Claim Expenses

Liabilities for unpaid claims and claim expenses are estimates of payments to be made under insurance coverages, primarily health and life, for reported claims and for losses incurred but not yet reported. Management develops these estimates using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. When estimates change, CIGNA records the adjustment in benefits, losses and settlement expenses in the period in which the change in estimate is identified.

N.  Future Policy Benefits

Future policy benefits are liabilities for the present value of estimated future obligations under traditional life and health policies and annuity products currently in force. These obligations are estimated using actuarial methods and primarily consist of reserves for life and disability insurance benefits, annuity contracts and guaranteed minimum death benefit contracts.

Obligations for life and disability insurance policies represent benefits to be paid to policyholders, net of future premiums to be received. Obligations for annuities represent fixed monthly benefits to be paid to a group of individuals over their remaining lives. These obligations are estimated based on assumptions as to premiums, interest rates, mortality, morbidity and surrenders, allowing for adverse deviation. Mortality, morbidity and surrender assumptions are based on either CIGNA’s own experience or actuarial tables. Interest rate assumptions are based on management’s judgment considering CIGNA’s experience and future expectations, and range from 2% to 10%. Obligations for certain annuities include adjustments for amounts that would be required had related investments been sold at their current fair values.

Certain specialty life reinsurance contracts guarantee a minimum death benefit under variable annuities issued by other insurance companies. These obligations represent the guaranteed death benefit in excess of the annuitant’s account values (based on underlying equity and bond mutual fund investments). These obligations are estimated based on assumptions and other considerations for lapse, partial surrenders, mortality, interest rates and market volatility as well as investment returns and premiums, consistent with the requirements of generally accepted accounting principles when a premium deficiency exists. Lapse, partial surrenders, mortality, interest rates and volatility are based on management’s judgment considering CIGNA’s experience and future expectations. The results of futures and forward contracts are reflected in the liability calculation as a component of investment returns. See also Note 5 for additional information.

O.     Unearned Premiums

Premiums for group life, accident and health insurance are recognized as revenue on a pro rata basis over the contract period. The unrecognized portion of these premiums is recorded as unearned premiums.

P.     Other Liabilities

Other liabilities consist principally of postretirement and postemployment benefits and various insurance-related liabilities, including amounts related to reinsurance contracts and insurance-related assessments that management can reasonably estimate. Other liabilities also include the loss position of certain derivatives (see Note 8(H)).

Q.     Translation of Foreign Currencies

CIGNA generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies, which are generally their functional currencies. CIGNA uses exchange rates as of the balance sheet date to translate assets and liabilities into U.S. dollars. Translation gains or losses on functional currencies, net of applicable taxes, are recorded in accumulated other comprehensive income (loss). CIGNA uses average exchange rates during the year to translate revenues and expenses into U.S. dollars.

R.     Premiums and Fees, Revenues and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits, losses and settlement expenses are recognized when incurred.

Premiums for individual life insurance and individual and group annuity products, excluding universal life and investment-related products, are recognized as revenue when due. Benefits, losses and settlement expenses are matched with premiums.

Revenue for investment-related products is recognized as follows:

•	Net investment income on assets supporting investment-related products is recognized as earned.
•	Fair value changes of securities supporting experience-rated pension policyholder contracts are recognized in other revenues each period.
•	Contract fees, which are based upon related administrative expenses, are assessed against the customer’s fund balance ratably over the contract year and recognized as earned in premiums and fees.

Benefits, losses and settlement expenses for investment-related products consist primarily of income credited to policyholders in accordance with contract provisions and policyholder share of other revenues.

Revenue for universal life products is recognized as follows:

•	Net investment income on assets supporting universal life products is recognized as earned.
•	Fees for mortality are recognized ratably over the policy year.
•	Administration fees are recognized as services are provided.
•	Surrender charges are recognized as earned.

Benefits, losses and settlement expenses for universal life products consist of benefit claims in excess of policyholder account balances. Expenses are recognized when claims are filed, and income is credited in accordance with contract provisions.

Contract fees and expenses for administrative services only programs and pharmacy programs and services are recognized as services are provided.

S.  Participating Business

CIGNA’s participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of CIGNA’s life insurance subsidiaries. Participating insurance accounted for approximately 2% of CIGNA’s total life insurance in force at the end of 2003, approximately 4% at the end of 2002 and approximately 6% at the end of 2001.

T.  Income Taxes

CIGNA and its domestic subsidiaries file a consolidated United States federal income tax return.
CIGNA’s foreign subsidiaries file tax returns in accordance with applicable foreign law. U.S. taxation of foreign affiliates may differ in timing and amount from taxation under foreign laws. Reportable amounts, including credits for foreign tax paid by those affiliates, are reflected in the U.S. tax return of the affiliates’ domestic parent.

CIGNA generally recognizes deferred income taxes when assets and liabilities have different values for financial statement and tax reporting purposes. Note 14 contains detailed information about CIGNA’s income taxes.

U.  Stock Compensation

CIGNA uses the intrinsic value method of accounting for stock-based compensation. Under this method, compensation expense is recorded for stock options exercised during the period and for vested stock options outstanding at the end of the period based on the current market price of the underlying stock less the exercise price. Compensation expense is also recorded for restricted stock grants over their vesting periods based on the market price of CIGNA common stock on the date of grant. The following illustrates the effect on reported net income (loss) and earnings (loss) per share if CIGNA had recorded compensation expense based on the fair value method of accounting for all stock awards (using the Black-Scholes option-pricing model for stock options).

(In millions, except per share amounts)	2003	2002	2001
Net income (loss), as reported	$650	$(355)	$1,115
Compensation expense for restricted stock grants , net of taxes, included in net income (loss) as reported	11	14	12
Compensation expense for stock options, net of taxes, included in net income (loss) as reported	18	(43)	(126)
Total compensation expense for stock options and restricted stock grants under fair value method for all awards, net of taxes	(47)	(63)	(62)
Pro forma net income (loss)	$632	$(447)	$939
Net income (loss) per share:
Basic - as reported	$4.65	$(2.53)	$7.54
Basic - pro forma	$4.52	$(3.18)	$6.35
Diluted - as reported	$4.62	$(2.53)	$7.43
Diluted - pro forma	$4.50	$(3.18)	$6.27

See also Note 16 for further discussion of CIGNA’s stock plans.

Note 3 - Segment Reporting

In 2003, CIGNA changed its segment presentation to report its health care operations and its separately managed group disability and life insurance operations as two discrete segments. Previously, results from these operations were combined as a single segment. In addition, CIGNA has renamed its segments as Health Care, Disability and Life, Retirement, International, Run-off Reinsurance and Other Operations.

Disability and life insurance products that were historically sold in connection with certain experience-rated medical accounts and continue to be managed by CIGNA's health care business are reported in the Health Care segment.

As a result of losses on guaranteed minimum death benefit contracts recognized in 2002 (see Note 5), CIGNA placed the run-off reinsurance operations (previously reported in Other Operations) into a separate reporting segment.

Prior period amounts have been reclassified to conform to this presentation.

See Note 20 for additional information.

Note 4 — Acquisitions and Dispositions

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

A.	Sale of Retirement Business

In November 2003, CIGNA entered into an agreement to sell its retirement business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale, which is subject to regulatory approvals and other conditions prior to closing, is expected to be completed around the end of the first quarter of 2004. The agreement provides that the sale price will be reduced by $250 million if the financial strength rating of Connecticut General Life Insurance Company, a CIGNA subsidiary that underwrites much of the business sold by CIGNA's retirement benefits business, is downgraded to certain levels by S&P and Moody’s before the sale closes. CIGNA considers downgrades to those levels to be unlikely.

The determination of the gain will be affected by transaction costs, changes in net assets through the closing date from the results of operations, and other adjustments. The transaction will be primarily in the form of a reinsurance arrangement, therefore a significant portion of the gain will be deferred and amortized over future periods and reported in results of continuing operations.

Segment earnings for the business to be sold were approximately $225 million in 2003, $200 million in 2002 and $195 million in 2001.

B.	Sale of Japanese Pension Operations

In September 2003, CIGNA sold its interest in a Japanese pension operation for cash proceeds of $18 million and recognized an after-tax gain of $5 million in the International segment. The gain is reported in continuing operations since this operation was accounted for under the equity method of accounting.

C.	Sale of Lovelace Health Systems, Inc.

In January 2003, CIGNA sold the operations of Lovelace, an integrated health care system, for cash proceeds of $209 million and recognized an after-tax gain of $32 million, which was reported in discontinued operations. In 2002, CIGNA began reporting this business as discontinued operations and prior period financial information was reclassified.

D.	Sale of Brazilian Health Care Operations

In January 2003, CIGNA sold its Brazilian health care operations. The sale generated an after-tax gain of $18 million, primarily as a result of the disposition of the net liabilities associated with these operations. The gain is reported in discontinued operations. Prior period financial information has not been reclassified due to immateriality.

Lovelace and Brazilian Health Care Discontinued Operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

(In millions)	2003	2002	2001
Income Statement Data
Revenues	$—	$567	$508
Income (loss) before taxes	$(3)	$1	$28
Income taxes (benefits)	(1)	2	10
Income (loss ) from operations	(2)	(1)	18
Gains on sales, net of taxes of $25	50	—	—
Income (loss) from discontinued operations	$48	$(1)	$18

(In millions)	2002
Balance Sheet Data
Cash	$23
Accounts receivable	34
Property and equipment	94
Goodwill and other assets	49
Total assets	$200
Insurance liabilities	$47
Accounts payable and other liabilities	28
Total liabilities	$75

E.	Sale of Interest in Japanese Life Insurance Operation

In 2001, CIGNA sold its remaining interest in its Japanese life insurance operation for an after-tax gain of $35 million.

F.	Sale of Portions of U.S. Life Reinsurance Business

In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business for an after-tax gain of approximately $85 million, which was deferred because the sale was structured as an indemnity reinsurance arrangement.

During 2002 and 2001, the acquirer entered into agreements with the reinsured parties, relieving CIGNA of any remaining obligations to those parties. As a result, CIGNA accelerated the recognition of deferred gain of $3 million after-tax in 2002 and $69 million after-tax in 2001. In addition to the accelerated gain recognition, CIGNA recognized normal amortization of $9 million after-tax in 2001. The remaining deferred gain as of December 31, 2001 was not material.

CIGNA has placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and specialty life reinsurance businesses) into run-off and has stopped underwriting new reinsurance business. See also Notes 5 and 18 for further discussions related to the Run-off Reinsurance segment.

G.	Sale of Individual Life Insurance and Annuity Business

In 1998, CIGNA sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale generated an after-tax gain of approximately $800 million, the majority of which was deferred and is recognized at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). This gain reflects an increase of $23 million after-tax resulting from an account review in 2003. CIGNA recognized $54 million after-tax of the deferred gain in 2003, which included an additional $13 million after-tax as a result of this review. CIGNA recognized $48 million after-tax of the deferred gain in 2002 and $52 million after-tax in 2001. The remaining deferred gain as of December 31, 2003, was $252 million after-tax.

Note 5 — Charges for the Run-off Reinsurance Segment

A.	Losses on Guaranteed Minimum Death Benefit Contracts

In 2003, CIGNA recognized an after-tax charge of $286 million ($441 million pre-tax) related to a review of reserves for guaranteed minimum death benefit contracts. In 2002, CIGNA recognized an after-tax charge of $720 million ($1.1 billion pre-tax) to strengthen reserves for, and to adopt a program to substantially reduce equity market risks related to, these contracts.

CIGNA's reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. Death benefits under the annuity contracts reinsured by CIGNA are determined using various methods.

The majority of CIGNA's exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on an annuitant's contract anniversary date. Under this type of death benefit, CIGNA is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of an annuitant's death. Other annuity designs that CIGNA reinsured guarantee that the benefit received at death will be no less than net deposits paid into the contract accumulated at a specified rate or net deposits paid into the contract. In periods of declining equity markets and in periods of flat equity markets following a decline, CIGNA's liabilities for these guaranteed minimum death benefits increase.

CIGNA had future policy benefit reserves for these guaranteed minimum death benefit contracts of approximately $1.2 billion as of December 31, 2003, and approximately $1.4 billion as of December 31, 2002.

Management estimates reserves for variable annuity death benefit exposures based on assumptions and other considerations, including lapse, partial surrender, mortality, interest rates and volatility. These estimates are based on CIGNA’s experience and future expectations. CIGNA monitors actual experience to update these reserve estimates as necessary.

Lapse refers to the full surrender of an annuity prior to an annuitant’s death. Partial surrender refers to the fact that most annuitants have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Volatility refers to market volatility that affects the costs of the program adopted by CIGNA to reduce equity market risks associated with these liabilities.

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

The $286 million after-tax reserve increase in 2003 included a charge relating to both actual and projected future partial surrenders, as well as updates to other assumptions such as mortality.

As a result of equity market declines and volatility in 2002, CIGNA evaluated alternatives for addressing the exposures associated with these reinsurance contracts, considering the possibility of continued depressed equity market conditions, the potential effects of further market declines and the impact on future earnings and capital. As a result of this evaluation, CIGNA implemented a program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts and, potentially, other instruments, which are expected to rise in value as the equity market declines and decline in value as the equity market rises.

The purpose of this program is to substantially reduce the adverse effects of potential future stock market declines on CIGNA's liabilities for certain reinsurance contracts, as increases in liabilities under the reinsurance contracts from a declining market will be substantially offset by gains on the futures contracts. A consequence of this program is that it also substantially reduces the positive effects of potential future equity market increases, as reductions in liabilities under these contracts from improved equity market conditions will be substantially offset by losses on the futures contracts.

The $720 million after-tax charge in 2002 consisted of:
•
$620 million after-tax, principally reflecting the reduction in assumed future equity market returns as a result of implementing the program and, to a lesser extent, changes to the policy lapse, mortality, market volatility and interest rate assumptions used in estimating the liabilities for these contracts. CIGNA determines liabilities under the reinsurance contracts using an assumption for expected future performance of equity markets. A consequence of implementing the program is, effectively, a reduction in the assumption for expected future performance of equity markets, as the futures contracts essentially eliminate the opportunity to achieve previously expected market returns; and

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

CIGNA recorded pre-tax losses of $550 million for 2003 and pre-tax gains of $87 million for 2002 from futures and forward contracts. Expense offsets reflecting corresponding changes in liabilities for these contracts are included in benefits, losses and settlement expenses.

As of December 31, 2003, the aggregate fair value of the underlying mutual fund investments was approximately $52.5 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.4 million annuitants had died on that date) was approximately $12.9 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. The notional or face amount of the futures and forward contract positions held by CIGNA at December 31, 2003, was $1.8 billion.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 22(B) for further information.

B.	Other Reinsurance Charges

CIGNA also recognized an after-tax charge of $317 million ($408 million pre-tax) in 2002 for Unicover and other run-off reinsurance exposures, including London reinsurance business. For further information on these charges, see Note 18.

Note 6— Restructuring Programs

A.	Corporate Effectiveness Initiative

In 2003, CIGNA adopted a restructuring program to attain certain operational efficiencies in its corporate staff functions and to achieve additional cost savings. As a result, CIGNA recognized in other operating expenses an after-tax charge in Corporate of $9 million ($13 million pre-tax) for severance costs for the expected reduction of approximately 280 employees. As of December 31, 2003, $6 million ($9 million pre-tax) of the severance cost has been paid.

B.	Fourth Quarter 2002 Program

In 2002, CIGNA adopted a restructuring program primarily to realign the organizational structure and operations of its health care business. As a result, CIGNA recognized during 2002, in other operating expenses, a net after-tax charge of $97 million ($151 million pre-tax) in the Health Care segment. These amounts reflect a reduction in costs of $2 million after-tax ($3 million pre-tax) for other postretirement benefits for employees terminated in 2002. This benefit cost reduction continued in 2003 as employees were terminated.

During 2003, CIGNA reduced the remaining liability for this program by $15 million after-tax ($23 million pre-tax) of which $5 million after-tax ($8 million pre-tax) occurred during the fourth quarter of 2003. These reductions were primarily due to higher than expected attrition (which did not result in severance benefits or costs) and lower costs relating to outplacement and other services.

This restructuring program was substantially completed in the fourth quarter of 2003. The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability
Fourth quarter 2002 charge	3,890	$116	$38	$154
Fourth quarter 2002 activity:
Employees	(713)	(4)		(4)
Lease costs			—	—
Asset write-downs			(4)	(4)
Balance as of December 31, 2002	3,177	112	34	146
2003 activity:
Employees	(2,414)	(75)		(75)
Lease costs			(9)	(9)
Reduction of remaining balance	(708)*	(22)	(1)	(23)
Balance as of December 31, 2003	55	$15	$24	$39

*Due to higher than expected attrition.

C.	Fourth Quarter 2001 Program

In 2001, CIGNA adopted a restructuring program primarily to consolidate existing health service centers into regional service centers. As a result, CIGNA recognized in other operating expenses an after-tax charge of $59 million ($91 million pre-tax) in the Health Care segment and $3 million ($5 million pre-tax) in the Disability and Life segment.

This restructuring program was substantially completed in the fourth quarter of 2002. The table below shows CIGNA’s restructuring activity (pre-tax) for this program:

	Severance
(Dollars in millions)	No. of Employees	Cost	Real Estate	Remaining Liability
Fourth quarter 2001 charge	3,100	$48	$48	$96
Fourth quarter 2001 activity:
Employees	(436)	(5)		(5)
Lease costs			(1)	(1)
Asset write-downs			(11)	(11)
Balance as of December 31, 2001	2,664	43	36	79
2002 activity:
Employees	(2,366)	(36)		(36)
Lease costs			(2)	(2)
Adjustment of remaining balance	(143)	7	(11)	(4)
Balance as of December 31, 2002	155	14	23	37
2003 activity:
Employees	(155)	(14)		(14)
Lease costs			(7)	(7)
Reduction of remaining balance	—	—	(5)	(5)
Balance as of December 31, 2003	—	$—	$11	$11

In the fourth quarter of 2003, CIGNA reduced its remaining liability for this program by $5 million pre-tax ($3 million after-tax) resulting from favorable sublet activity. During 2002, CIGNA made certain adjustments associated with this restructuring program, resulting in a net adjustment of $4 million pre-tax ($2 million after-tax).

Note 7 — Events of September 11, 2001

As a result of claims arising from the events of September 11, 2001, CIGNA recorded after-tax charges of $25 million in 2001. CIGNA reported these charges in certain segments in the following amounts: Health Care, $5 million; Disability and Life, $15 million; Retirement, $3 million; and Run-off Reinsurance, $2 million. During the fourth quarter of 2002, CIGNA revised its estimate of these liabilities associated with the events of September 11, 2001, and recognized an after-tax gain of $2 million in the Run-off Reinsurance segment.

Note 8 — Investments

CIGNA’s investments, as recorded on the balance sheet, include policyholder share. See Note 2(D) for discussion of the investment gains and losses associated with policyholder share.

A.  Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities, including policyholder share, were as follows at December 31, 2003:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$850	$875
Due after one year through five years	3,852	4,118
Due after five years through ten years	4,898	5,257
Due after ten years	4,099	4,712
Mortgage- and other asset-backed securities	2,073	2,159
Total	$15,772	$17,121

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases CIGNA may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below. Amounts for 2003 reflect the reclassification to trading of securities supporting experience-rated pension policyholder contracts. The changes in fair value of securities supporting pension policyholder contracts are reported through other revenues.

	December 31, 2003
(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$645	$171	$—	$816
State and local government	2,061	169	(3)	2,227
Foreign government	700	56	(4)	752
Corporate	10,336	918	(43)	11,211
Federal agency mortgage-backed	249	2	(1)	250
Other mortgage-backed	645	37	(10)	672
Other asset-backed	1,136	65	(8)	1,193
Total	$15,772	$1,418	$(69)	$17,121

	December 31, 2002
Federal government and agency	$956	$241	$—	$1,197
State and local government	1,612	151	(2)	1,761
Foreign government	751	79	(5)	825
Corporate	16,628	1,376	(208)	17,796
Federal agency mortgage-backed	1,638	31	—	1,669
Other mortgage-backed	2,158	112	(5)	2,265
Other asset-backed	2,205	132	(47)	2,290
Total	$25,948	$2,122	$(267)	$27,803

As of December 31, 2003, CIGNA had commitments to purchase $20 million of fixed maturities. Most of these commitments are to purchase unsecured investment grade bonds bearing interest at a fixed market rate. These bond commitments are diversified by issuer and maturity date. CIGNA expects to disburse all of the committed amounts in 2004.

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of December 31, 2003, fixed maturities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
One year or less:
Investment grade	$2,046	$2,096	$(50)
Below investment grade	$97	$106	$(9)
More than one year:
Investment grade	$79	$82	$(3)
Below investment grade	$83	$90	$(7)

There were no equity securities with a material decline in fair value from cost at December 31, 2003. See Note 10(B) for discussion of impairments included in realized gains and losses.

B.   Securities Supporting Experience-Rated Pension Policyholder Contracts

At December 31, 2003, securities supporting experience-rated pension policyholder contracts included fixed maturities of $11.2 billion and equity securities of $5 million. The change in the net holding gain or loss on these securities held at December 31, 2003 was a pre-tax net loss of $174 million, and was reported in other revenues. The change in fair values of securities supporting experience-rated pension policyholder contracts sold during 2003, was a pre-tax net gain of $48 million. See Note 2(B) for discussion of reclassification.

As of December 31, 2003, CIGNA had commitments to purchase $35 million of securities supporting experience-rated pension policyholder contracts. Most of these commitments are to purchase unsecured investment grade bonds bearing interest at a fixed market rate. These bond commitments are diversified by issuer and maturity date. CIGNA expects to disburse all of the committed amounts in 2004.

C.   Mortgage Loans, Real Estate and Other Long-term Investments

CIGNA’s mortgage loans and real estate investments are diversified by property type, location and, for mortgage loans, borrower. Mortgage loans, which are secured by the related property, are generally made at less than 70% of the property’s value.

At December 31, the carrying values of mortgage loans and real estate investments, including policyholder share, were as follows:

(In millions)	2003	2002
Mortgage loans	$8,655	$8,729
Real estate:
Held for sale	—	18
Held and used	146	235
Total real estate	146	253
Total	$8,801	$8,982

At December 31, mortgage loans and real estate investments were distributed among the following property types and geographic regions:

(In millions)	2003	2002
Property type
Retail facilities	$2,207	$2,357
Office buildings	3,298	3,845
Apartment buildings	1,099	1,177
Industrial	911	789
Hotels	1,036	597
Other	250	217
Total	$8,801	$8,982
Geographic region
Central	$2,114	$2,315
Pacific	2,085	1,997
South Atlantic	1,949	1,897
Middle Atlantic	1,272	1,383
Mountain	874	887
New England and Other	507	503
Total	$8,801	$8,982

Mortgage loans. At December 31, 2003, scheduled mortgage loan maturities were as follows (in billions, unless otherwise indicated): $0.8 million in 2004, $1.0 in 2005, $1.2 in 2006, $1.3 in 2007 and $4.4 thereafter.

Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations, with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2003, CIGNA had commitments to extend credit under commercial mortgage loan agreements of $324 million, most of which were at a fixed market rate of interest. These loan commitments are diversified by property type and geographic region. CIGNA expects to disburse 94% of the committed amounts in 2004.

At December 31, impaired mortgage loans and valuation reserves, including policyholder share, were as follows:

(In millions)	2003	2002
Impaired loans with no valuation reserves	$272	$204
Impaired loans with valuation reserves	106	46
Total impaired loans	378	250
Less valuation reserves	19	11
Net impaired loans	$359	$239

During the year ended December 31, changes in reserves for impaired mortgage loans, including policyholder share, were as follows:

(In millions)	2003	2002
Reserve balance — January 1	$11	$15
Charge-offs upon sales	—	(27)
Net change in reserves	8	23
Reserve balance — December 31	$19	$11

Impaired mortgage loans, before valuation reserves, averaged approximately $313 million in 2003 and $257 million in 2002. Interest income recorded (cash received) on impaired loans was approximately $28 million in 2003 and $19 million in 2002.

During 2003, CIGNA refinanced approximately $95 million of its mortgage loans at then-current market rates for borrowers unable to obtain alternative financing. CIGNA refinanced $82 million during 2002.

Real estate and other long-term investments. During 2003 and 2002, non-cash investing activities did not include any real estate acquired through foreclosure of mortgage loans, compared to $110 million for 2001. The total of valuation reserves and cumulative write-downs related to real estate, including policyholder share, was $102 million at the end of 2003 compared to $97 million at the end of 2002. Net investment income from real estate held for sale (including policyholder share) was $2 million for 2003, $9 million for 2002 and $26 million for 2001. After-tax write-downs upon foreclosure and changes in valuation reserves (excluding policyholder share) were $1 million for 2003, $9 million for 2002 and $6 million for 2001.

As of December 31, 2003, CIGNA had commitments to contribute additional equity of $63 million to existing real estate joint ventures that are diversified by property type and geographic region, and $72 million to existing security partnerships that hold securities which are diversified by issuer and maturity date. CIGNA expects to disburse 79% of the committed amounts in 2004.

D.   Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $386 million, federal government securities of $324 million and money market funds of $202 million at December 31, 2003. CIGNA’s short-term investments and cash equivalents at December 31, 2002, included corporate securities of $439 million, federal government securities of $328 million and money market funds of $216 million.

E.   Net Unrealized Appreciation (Depreciation) on Investments

At December 31, unrealized appreciation (depreciation) on fixed maturities and equity securities was as follows:

(In millions)	2003	2002
Unrealized appreciation:
Fixed maturities	$1,418	$2,122
Equity securities	32	87
	1,450	2,209
Unrealized depreciation:
Fixed maturities	(69)	(267)
Equity securities	(1)	(31)
	(70)	(298)
	1,380	1,911
Less policyholder-share	396	1,083
Shareholder net unrealized appreciation	984	828
Less deferred income taxes	345	290
Net unrealized appreciation	$639	$538

F.   Non-Income Producing Investments

As of December 31, the carrying values of investments that were non-income producing during the preceding twelve months are shown below. These amounts include policyholder share except for fixed maturities reclassified to securities supporting experience-rated pension policyholder contracts in 2003.

(In millions)	2003	2002
Fixed maturities	$23	$47
Mortgage loans	1	—
Real estate	—	39
Other long-term investments	179	105
Total	$203	$191

G.   Concentration of Risk

As of December 31, 2003 and 2002, CIGNA did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders’ equity.

H.   Derivative Financial Instruments

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

CIGNA uses hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in net income.

CIGNA accounts for derivative instruments as follows:

•	Derivatives are reported on the balance sheet at fair value with changes in fair values reported in net income or accumulated other comprehensive income.
•
Changes in the fair value of derivatives that hedge market risk related to future cash flows - and that qualify for hedge accounting - are reported in a separate caption in accumulated other comprehensive income. These hedges are referred to as cash flow hedges.

•
A change in the fair value of a derivative instrument may not always equal the change in the fair value of the hedged item; this difference is referred to as hedge ineffectiveness. Where hedge accounting is used, CIGNA reflects hedge ineffectiveness in net income (generally as part of realized investment gains and losses).

•
Features of certain investments and obligations, called embedded derivatives, are accounted for as derivatives. As permitted under SFAS No. 133, derivative accounting has not been applied to these features of such investments or obligations existing before January 1, 1999.

CIGNA recorded pre-tax realized investment gains (losses) from swaps on commercial loan pools of $26 million in 2003, $(1) million in 2002 and $(13) million in 2001. In 2001, CIGNA also recorded $10 million pre-tax in other operating expenses reflecting the decline in fair value of forward starting swaps used to hedge a mortgage loan participation held for sale. The increase in fair value of the participation through the date of sale was $5 million pre-tax, reported in other revenues.

In 2003, CIGNA recorded a pre-tax loss of $4 million in other operating expenses reflecting the net changes in fair value (due to revised credit risk assumptions partially offset by stock market increases) for reinsurance contracts that guarantee minimum income benefits. In 2002, CIGNA recorded a pre-tax loss of $16 million reflecting the net changes in fair value for these contracts due to stock market decreases and changes in assumptions.

See Note 5 to the Financial Statements for a discussion of derivatives associated with guaranteed minimum death benefit contracts and Note 22 to the Financial Statements for a discussion of derivatives associated with guaranteed minimum income benefit contracts. The other effects of derivatives were not material to CIGNA’s consolidated results of operations, liquidity or financial condition for 2003, 2002 or 2001.

The table below presents information about the nature and accounting treatment of CIGNA’s primary derivative financial instruments. Derivatives in CIGNA’s separate accounts are not included because associated gains and losses generally accrue directly to policyholders.

	Risk	Purpose	Cash Flows	Accounting Policy
Futures and foreign currency forwards	Primarily equity and foreign currency risks
To reduce domestic and international equity market exposures for certain specialty life reinsurance contracts that guarantee death benefits resulting from changes in variable annuity account values based on underlying mutual funds.

For futures, CIGNA receives (pays) cash daily in the amount of the change in fair value of the futures contracts. For foreign currency forwards, CIGNA periodically exchanges the difference between domestic and international currencies, to begin at a designated future date.
Fair value changes are reported in other revenues. Fair values of foreign currency forwards are recorded in other assets or other liabilities.
Futures	Interest rate risk	To hedge fair value changes of fixed maturity and mortgage loan investments to be purchased.	CIGNA receives (pays) cash daily in the amount of the change in fair value of the futures contracts.	Using cash flow hedge accounting, fair value changes are reported in other comprehensive income and amortized into net investment income over the life of the investments purchased.
Swaps	Interest rate and foreign currency risk
To hedge the interest or foreign currency cash flows of fixed maturities, securities supporting experience-rated pension policyholder contracts and mortgage loans to match associated liabilities. Currency swaps are primarily euros and extend for periods of up to 18 years.
CIGNA periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest.
Using cash flow hedge accounting, fair values of swaps hedging fixed maturities and mortgage loans are reported in other long-term investments or other liabilities and other comprehensive income. Net interest cash flows are reported in net investment income. For swaps hedging securities supporting experience-rated pension policyholder contracts, fair value changes are reported in other long- term investments or other liabilities and in contractholder deposit fund liabilities, with no effect on net income.

Forward swaps	Interest rate risk	To hedge fair value changes of securities and mortgage loans supporting experience-rated pension policyholder contracts.	CIGNA periodically exchanges the difference between variable and fixed rate asset cash flows, to begin at a designated future date.	Fair values are reported in other long-term investments or other liabilities and in contractholder deposit fund liabilities, with no effect on net income.
		To hedge fair value changes of mortgage loan participations to be sold.	CIGNA receives (pays) cash in the amount of fair value changes when the mortgage loan participation is sold.	Fair values of the forward swaps are reported in other assets or liabilities, with changes reported in other revenues or other operating expenses.
Swaps on commercial loan pools	Interest rate and credit risk	To obtain returns based on the performance of underlying commercial loan pools.	CIGNA receives cash based on the performance of underlying commercial loan pools.
Fair values of the swaps are reported in other long-term investments or other liabilities, with changes reported in realized investment gains and losses. Prior to December 31, 2003, total return swaps were reported as embedded derivatives in fixed maturities.

Written and purchased options	Primarily equity risk
CIGNA has written certain specialty life reinsurance contracts to guarantee minimum income benefits resulting from unfavorable changes in variable annuity account values based on underlying mutual funds. CIGNA purchased reinsurance contracts to hedge the market risks assumed. These contracts are accounted for as written and purchased options.
			CIGNA periodically receives (pays) fees and will pay (receive) cash resulting from the unfavorable changes in account values when account holders elect to receive minimum income payments.	Fair values are reported in other liabilities and other assets. Changes in fair value are reported in other operating expenses.

Note 9 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
2003
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$206	$(72)	$134
Gains realized on securities	(51)	18	(33)
Net unrealized appreciation, securities	$155	$(54)	$101
Net unrealized depreciation, derivatives	$(27)	$9	$(18)
Net translation of foreign currencies:
Net translation on foreign currencies held	$17	$(7)	$10
Foreign currency translation losses realized on sale of business	12	(4)	8
Net translation of foreign currencies	$29	$(11)	$18
Minimum pension liability adjustment	$71	$(24)	$47
2002
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$202	$(69)	$133
Losses realized on securities	256	(90)	166
Net unrealized appreciation, securities	$458	$(159)	$299
Net unrealized depreciation, derivatives	$(6)	$2	$(4)
Net translation of foreign currencies	$(8)	$2	$(6)
Minimum pension liability adjustment	$(981)	$343	$(638)
2001
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(145)	$46	$(99)
Losses realized on securities	167	(58)	109
Gains realized on sale of business	(92)	32	(60)
Reclassification to establish separate caption for derivatives	(6)	2	(4)
Net unrealized depreciation, securities	$(76)	$22	$(54)
Net unrealized appreciation derivatives:
Reclassification to establish separate caption for derivatives	$6	$(2)	$4
Unrealized appreciation on derivatives held	9	(3)	6
Net unrealized appreciation, derivatives	$15	$(5)	$10
Net translation of foreign currencies:
Net translation on foreign currencies held	$(40)	$9	$(31)
Foreign currency translation losses realized on sale of business	2	(1)	1
Net translation of foreign currencies	$(38)	$8	$(30)

Note 10 — Investment Income and Gains and Losses

A.   Net Investment Income

The components of net investment income, including policyholder share, for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Fixed maturities	$1,616	$1,774	$1,722
Securities supporting experience-rated pension policyholder contracts	171	—	—
Equity securities	11	10	10
Mortgage loans	641	707	772
Policy loans	136	177	208
Real estate	72	63	94
Other long-term investments	26	34	56
Short-term investments and cash	29	38	73
	2,702	2,803	2,935
Less investment expenses	108	87	93
Net investment income	$2,594	$2,716	$2,842

Net investment income attributable to experience-rated pension policyholder contracts (which is included in CIGNA’s revenues and is primarily offset by amounts included in benefits, losses and settlement expenses) was approximately $1.0 billion for 2003, $1.3 billion for 2002 and $1.5 billion for 2001. Net investment income for separate accounts (which is not reflected in CIGNA’s revenues) was $620 million for 2003, $790 million for 2002 and $1.0 billion for 2001.

Fixed maturities, securities supporting experience-rated pension policyholder contracts and mortgage loans on which CIGNA recognizes interest income only when cash is received (referred to as non-accrual investments), including policyholder share, were as follows at December 31:

(In millions)	2003	2002
Restructured	$98	$164
Delinquent	74	126
Total non-accrual investments	$172	$290

Net investment income was $13 million lower in 2003, $25 million lower in 2002 and $20 million lower in 2001 than it would have been if interest on non-accrual investments had been recognized in accordance with the original terms of these investments.

B.   Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Fixed maturities	$(27)	$(193)	$(204)
Equity securities	78	(63)	37
Mortgage loans	(1)	(10)	(2)
Real estate	74	24	(12)
Other	27	4	6
	151	(238)	(175)
Less income taxes (benefits)	53	(83)	(63)
Net realized investment gains (losses)	$98	$(155)	$(112)

Realized investment gains and losses included impairments in the value of investments, net of recoveries, of $158 million in 2003, $230 million in 2002 and $214 million in 2001.

Realized investment gains and losses that are not reflected in CIGNA’s revenues for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Separate accounts	$(220)	$(1,925)	$(819)
Policyholder contracts: Policyholder results	$189	$(520)	$(157)
Effect of 2003 trading reclassification	$814	$—	$—

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Proceeds from sales	$8,276	$4,471	$2,696
Gross gains on sales	$393	$136	$189
Gross losses on sales	$(78)	$(326)	$(178)

Note 11 — Debt

Short-term and long-term debt consisted of the following at December 31:

(In millions)	2003	2002
Short-term
Current maturities of long-term debt	$—	$127
Short-term notes	—	3
Total short-term debt	$—	$130
Long-term
Uncollateralized debt:
6 3/8% Notes due 2006	$100	$100
7.4% Notes due 2007	300	300
8 ¼% Notes due 2007	100	100
7% Notes due 2011	250	250
6.375% Notes due 2011	250	250
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7 7/8% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
Total long-term debt	$1,500	$1,500

CIGNA may issue commercial paper primarily to manage imbalances between operating cash flows and existing commitments, to meet working capital needs, and to take advantage of current investment opportunities. Commercial paper borrowing arrangements are supported by various lines of credit. There was no commercial paper outstanding as of December 31, 2003 and 2002.

In May 2003, CIGNA entered into a syndicated bank letter of credit agreement for $433 million in support of an internal reinsurance arrangement. A letter of credit in a nominal amount is currently issued under this new agreement.

As of December 31, 2003, CIGNA had available $260 million in committed lines of credit provided by U.S. banks. These lines of credit typically have terms ranging from one to three years and are paid for with a combination of fees and bank balances. Interest that CIGNA incurs for using these lines of credit is generally LIBOR plus a predetermined spread. Approximately $160 million of CIGNA’s available lines of credit will expire within the next twelve months.

As of December 31, 2003, CIGNA had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions): none in 2004 and 2005, $100 in 2006, $400 in 2007, and the remainder in years after 2007.

Interest expense was $111 million in 2003, $121 million in 2002 and $118 million in 2001.

Note 12 — Common and Preferred Stock

As of December 31, CIGNA had issued the following shares:

(Shares in thousands)	2003	2002	2001
Common: Par value $0.25 600,000 shares authorized
Outstanding—January 1	139,370	141,553	152,005
Issued for stock option and other benefit plans	1,221	1,309	1,576
Repurchase of common stock	—	(3,492)	(12,028)
Outstanding—December 31	140,591	139,370	141,553
Treasury shares	133,952	133,317	129,461
Issued—December 31	274,543	272,687	271,014

In 1997, CIGNA’s Board of Directors adopted a shareholder rights plan, which will expire on August 4, 2007. The rights attach to all outstanding shares of common stock, and will become exercisable if a third party acquires (or announces that it will acquire) 10% or more of CIGNA’s outstanding common stock unless CIGNA’s Board of Directors approves the acquisition. When exercisable, each right entitles its holder to purchase CIGNA securities at a substantial discount or, at the discretion of the Board of Directors, to exchange the rights for CIGNA common stock on a one-for-one basis. In some cases, a right also entitles its holder to purchase securities of an acquirer at a substantial discount. CIGNA’s Board of Directors may authorize the redemption of the rights for $.0033 each before a third party acquires 10% or more of CIGNA’s common stock, and thereafter under certain circumstances.

CIGNA has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2003, 2002 or 2001.

Note 13 — Shareholders’ Equity and Dividend Restrictions

State insurance departments that regulate certain of CIGNA’s subsidiaries prescribe accounting practices (which differ in some respects from generally accepted accounting principles) to determine statutory net income and surplus. CIGNA’s life insurance and HMO company subsidiaries are regulated by such statutory requirements. The statutory net income for the year ended, and surplus as of, December 31 of CIGNA’s life insurance and HMO subsidiaries were as follows:

(In millions)	2003	2002	2001
Net income (loss)	$1,043	$(526)	$452
Surplus	$3,945	$3,178	$3,144

CIGNA’s life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to their shareholders without prior approval of regulatory authorities. The maximum dividend distribution that CIGNA’s life insurance and HMO subsidiaries may make during 2004 without prior approval is approximately $1.0 billion. The amount of net assets of CIGNA that could not be distributed without prior approval as of December 31, 2003, was approximately $3.4 billion.

Note 14 — Income Taxes

Management believes that consolidated taxable income expected to be generated in the future will be sufficient to realize CIGNA’s net deferred tax assets of $1.0 billion as of December 31, 2003, and $1.3 billion as of December 31, 2002. This determination is based on CIGNA’s earnings history and future expectations.

CIGNA’s deferred tax asset is net of a federal and state valuation allowance of $223 million as of December 31, 2003, and $204 million as of December 31, 2002. The $19 million increase during 2003 related primarily to operating loss carryforwards primarily from the run-off reinsurance operations and state tax benefits. These increases were partially offset by a release associated with the Brazilian health care sale (reported through discontinued operations). The valuation allowance reflects management’s assessment as to whether certain deferred tax assets will be realizable. These assessments could be revised in the near term if underlying circumstances change.

Federal operating loss carryforwards in the amount of $246 million were available at December 31, 2003 compared to $209 million as of December 31, 2002. Subject to statutory limitations, the operating losses are available to offset taxable income through the year 2023. Capital loss carryforwards in the amount of $151 million were fully utilized during 2003.

Through 1983, a portion of CIGNA’s life insurance subsidiaries’ statutory income was not subject to current income taxation, but was accumulated in a designated policyholders’ surplus account. Additions to the account were no longer permitted beginning in 1984. CIGNA’s existing account balance of $450 million would result in a $158 million tax liability only if it were distributed or treated as distributed to shareholders as defined by the Internal Revenue Code. CIGNA has not provided taxes on this amount because management believes it is remote that conditions requiring taxation will be met.

CIGNA’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS). In management’s opinion, adequate tax liabilities have been established for all years. These liabilities could be revised in the near term if estimates of CIGNA's ultimate liability change.

Deferred income tax assets and liabilities as of December 31 are shown below. Amounts for 2002 have been reclassified to conform to 2003 presentation.

(In millions)	2003	2002
	(As Restated, See Note 16)
Deferred tax assets
Employee and retiree benefit plans	$927	$938
Investments, net	126	100
Other insurance and contractholder liabilities	372	509
Deferred gain on sales of businesses	136	155
Policy acquisition expenses	138	120
Loss carryforwards	87	126
Bad debt expense	37	28
Other	41	38
Deferred tax assets before valuation allowance	1,864	2,014
Valuation allowance for deferred tax assets	(223)	(204)
Deferred tax assets, net of valuation allowance	1,641	1,810
Deferred tax liabilities
Depreciation and amortization	256	233
Unrealized appreciation on investments	345	290
Total deferred tax liabilities	601	523
Net deferred income tax assets	$1,040	$1,287

As of December 31, 2003, current income taxes payable was $135 million and was included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet. Current income taxes receivable was $219 million as of December 31, 2002 and was included in premiums, accounts and notes receivable in the consolidated balance sheet.

The components of income taxes for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
	(As Restated, See Note 16)
Current taxes (benefits)
U.S. income	$82	$(178)	$256
Foreign income	7	11	6
State income	7	25	13
	96	(142)	275
Deferred taxes (benefits)
U.S. income	174	(4)	292
Foreign income	(7)	5	1
State income	11	(8)	(2)
	178	(7)	291
Total income taxes (benefits)	$274	$(149)	$566

Total income taxes (benefits) for the year ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2003	2002	2001
	(As Restated, See Note 16)
Tax expense (benefit) at nominal rate	$307	$(176)	$582
Tax-exempt interest income	(30)	(25)	(25)
Dividends received deduction	(21)	(17)	(16)
Amortization of goodwill	—	—	15
State income tax (net of federal income tax benefit)	12	12	7
Change in federal valuation allowance	9	58	—
Other	(3)	(1)	3
Total income taxes (benefits)	$274	$(149)	$566

Note 15 — Pension and Other Postretirement Benefit Plans

A.	Pension and Other Postretirement Benefit Plans

CIGNA and certain of its subsidiaries provide pension, health care and life insurance benefits to eligible retired employees, spouses and other eligible dependents through various plans.

CIGNA measures the assets and obligations of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the obligations and assets related to CIGNA's pension and other postretirement benefit plans as of, and for the year ended, December 31:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation, January 1	$3,427	$2,932	$558	$506
Service cost	80	101	3	4
Interest cost	221	235	36	36
Loss from past experience	190	437	40	53
Benefits paid from plan assets	(205)	(184)	(2)	(2)
Benefits paid—other	(30)	(94)	(39)	(39)
Amendments	—	—	(16)	—
Benefit obligation, December 31	3,683	3,427	580	558
Change in plan assets
Fair value of plan assets, January 1	2,032	2,500	37	37
Actual return on plan assets	454	(284)	2	2
Benefits paid	(205)	(184)	(2)	(2)
Contributions	75	—	—	—
Fair value of plan assets, December 31	2,356	2,032	37	37
Net benefit obligation	1,327	1,395	543	521
Unrecognized net gains (losses) from past experience	(1,173)	(1,260)	6	47
Unrecognized prior service cost	8	8	140	152
Net amount recognized in the balance sheet	$162	$143	$689	$720
Accrued benefit liability	$1,188	$1,241	$689	$720
Accumulated other comprehensive income (loss) after- tax $667, $714)	(1,026)	(1,098)	—	—
Net amount recognized in the balance sheet	$162	$143	$689	$720

Pension benefits. During 2003, CIGNA’s minimum pension liabilities declined resulting in an after-tax increase to equity of $47 million. This decline was primarily due to the effect on plan assets of stock market appreciation, partially offset by a decrease in long-term interest rates used to determine the accumulated benefit obligation. During 2002, CIGNA’s minimum pension liabilities increased due to the effect of equity market declines on the value of pension plan assets and reduced long-term interest rates, resulting in an after-tax charge to equity of $638 million.

At the end of 2003 and 2002, all of CIGNA’s pension plans had accumulated benefits exceeding plan assets as a result of the effect of equity market declines on the value of pension plan assets in 2002 and reduced long-term interest rates. The accumulated benefit obligation for these plans as of December 31, 2003 was $3.5 billion, the fair value of plan assets was $2.4 billion and the projected benefit obligation was $3.7 billion.

The accumulated benefit obligation for these plans as of December 31, 2002 was $3.3 billion, the fair value of plan assets was $2.0 billion and the projected benefit obligation was $3.4 billion.

CIGNA funds qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). CIGNA expects to make domestic pension plan contributions of approximately $325 million in 2004 to meet minimum funding requirements, assuming no changes to those requirements. If Congressional discussions currently underway are finalized and provide rate relief similar to minimum funding requirements used in 2003, nondiscretionary contributions expected to be made in 2004 would approximate $175 million.

Components of net pension cost, for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Service cost	$80	$101	$91
Interest cost	221	235	196
Expected return on plan assets	(200)	(258)	(232)
Amortization of:
Net loss from past experience	23	14	14
Prior service cost	—	(1)	1
SFAS 87 transition asset	—	—	(1)
Net pension cost	$124	$91	$69

Other postretirement benefits. CIGNA has determined the accumulated other postretirement benefit obligation with no consideration of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 because the regulations and accounting guidance that will determine its application to CIGNA's medical benefit plan have not yet been finalized. When finalized, the accounting guidance may require reported information to be changed.

Unfunded retiree health benefit plans had accumulated benefit obligations of $432 million at December 31, 2003, and $416 million at December 31, 2002. At the end of 2003, retiree life insurance plans with accumulated benefit obligations of $148 million were partially funded with plan assets of $37 million, compared with accumulated benefit obligations of $142 million, partially funded with plan assets of $37 million, at the end of 2002. CIGNA expects to make other postretirement benefit contributions of approximately $40 million in 2004.

Components of net other postretirement benefit cost, for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Service cost	$3	$4	$3
Interest cost	36	36	36
Expected return on plan assets	(2)	(2)	(2)
Amortization of:
Net gain from past experience	(1)	(3)	(4)
Prior service cost	(17)	(16)	(16)
Net other postretirement benefit cost	$19	$19	$17

In 2003, a gain of $8 million after-tax ($12 million pre-tax) was reported as part of the fourth quarter 2002 restructuring program to realign the health care business. In 2002, a gain of $2 million after-tax ($3 million pre-tax) was reported as part of the fourth quarter 2002 restructuring program to realign the health care business. See also Note 6(B).

The estimated rate of future increases in the per capita cost of health care benefits was 11%, decreasing to 5% over six years. This estimate reflects CIGNA’s current claim experience and management’s estimate that rates of growth will decline in the future. A 1% increase or decrease in the estimated rate would change 2003 reported amounts as follows:

(In millions)	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$23	$(21)

Plan Assets. The following summarizes the fair value of assets related to pension plans as of December 31, 2003:

Plan Asset Category	Percent of Total Fair Value	Target Allocation Percentage
Equity securities	72%	68%
Fixed Income	18%	20%
Real estate	8%	7%
Other	2%	5%

The target investment allocation percentages are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The pension plan asset portfolio has been most heavily weighted towards equity securities, consisting of domestic and international investments, in an effort to synchronize the expected higher rate of return on equities over the long-term with the overall long-term nature of the pension benefit obligations. The diversification of the pension plan assets into other investments is intended to mitigate the volatility in returns, while also providing adequate liquidity to fund benefit distributions.

Substantially all pension plan assets are invested in the separate accounts of Connecticut General Life Insurance Company (CGLIC) and Life Insurance Company of North America, which are CIGNA subsidiaries, or immediate participation guaranteed investment contracts issued by CGLIC. Plan assets also include 292,500 shares of CIGNA common stock with a fair value of $17 million at December 31, 2003, and $12 million at December 31, 2002.

The other postretirement plan assets are invested in fixed income investments in the general account of CGLIC.

Assumptions for pension and other postretirement benefit plans. Management determined the projected pension benefit obligation and the accumulated other postretirement benefit obligation based on the following weighted average assumptions at December 31:

	2003	2002	2001
Discount rate:
Benefit obligation	6.25%	6.75%	7.25%
Benefit cost	6.75%	7.25%	7.5%
Expected return on plan assets:
Projected pension benefit obligation	7.5%	7.5%	9%
Pension benefit cost	7.5%	9%	9%
Accumulated other postretirement benefit obligation	7%	7%	7%
Other postretirement benefits cost	7%	7%	7%
Expected rate of compensation increase:
Projected pension benefit obligation	3.5%	3.6%	5.3%
Pension benefit cost	3.6%	5.3%	5.2%
Accumulated other postretirement benefit obligation	3%	3%	4.5%
Other postretirement benefit cost	3%	4.5%	4.5%

Expected rates of return on plan assets were developed considering actual historical returns, current and expected market conditions, plan asset mix and management’s investment strategy.

B. 401(k) Plans

CIGNA sponsors a 401(k) plan in which CIGNA matches a portion of employees’ pre-tax contributions. Another 401(k) plan, with an employer match was frozen in 1999. Participants in the active plan may invest in a fund that invests in CIGNA common stock, several diversified stock funds, a bond fund and a fixed-income fund.

CIGNA may elect to increase its matching contributions if CIGNA’s annual performance meets certain targets. A substantial amount of CIGNA’s matching contributions are invested in CIGNA common stock. CIGNA’s expense for these plans was $36 million for 2003, $47 million for 2002 and $50 million for 2001.

Note 16 — Restatement - Employee Incentive Plans

Restatement. During a review of CIGNA’s equity compensation plans it was determined that certain stock option grants under these plans required variable accounting rather than fixed accounting treatment under Accounting Principles Board (APB) No. 25. CIGNA previously accounted for these stock option grants as fixed awards under APB No. 25. Variable accounting should have been used because participants were permitted to elect to pay the option exercise price using restricted stock. As a result, CIGNA recorded additional stock-based compensation under the variable method of accounting and associated income tax adjustments.

A summary of the significant effects of restatement is as follows:

Year Ended December 31,
	2003		2002		2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Other operating expenses	$5,444	$5,471	$5,357	$5,291	$4,925	$4,731
Income (loss) from continuing operations	$620	$602	$(397)	$(354)	$971	$1,097
Net income (loss)	$668	$650	$(398)	$(355)	$989	$1,115
Income (loss) from continuing operations per share
Basic	$4.44	$4.31	$(2.83)	$(2.52)	$6.57	$7.42
Diluted	$4.41	$4.28	$(2.83)	$(2.52)	$6.47	$7.31
Net income (loss) per share
Basic	$4.78	$4.65	$(2.83)	$(2.53)	$6.69	$7.54
Diluted	$4.75	$4.62	$(2.83)	$(2.53)	$6.59	$7.43
Deferred tax asset	$1,001	$1,040	$1,257	$1,287
Shareholders’ equity	$4,519	$4,558	$3,867	$3,897

The People Resources Committee of the Board of Directors awards stock options and restricted stock to certain employees. To a very limited extent, the Committee has issued common stock instead of cash compensation and dividend equivalent rights as part of restricted stock units. Stock appreciation rights issued with stock options are authorized but have not been issued for several years.

CIGNA had the following number of shares of common stock available for award at December 31: 11.3 million in 2003, 13.4 million in 2002 and 16.3 million in 2001.

Stock options. CIGNA awards options to purchase CIGNA common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years after the grant date.

Until June 30, 2004, when senior executives use shares of CIGNA common stock in lieu of cash to exercise outstanding options, CIGNA issues replacement options equal to the number of shares used. Like ordinary options, replacement options are exercisable at the market price of CIGNA common stock on their grant date. Replacement options vest six months after the grant date and expire on the expiration date of the original option.

The table below shows the status of, and changes in, common stock options during the last three years:

(Options in thousands)	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—January 1	14,354	$88.71	13,089	$84.98	11,856	$75.34
Granted	3,439	$42.03	4,121	$94.30	3,474	$107.81
Exercised	(136)	$47.53	(1,702)	$70.19	(1,681)	$64.65
Expired or canceled	(1,875)	$83.52	(1,154)	$93.67	(560)	$83.45
Outstanding—December 31	15,782	$79.51	14,354	$88.71	13,089	$84.98
Options exercisable at year-end	10,401	$86.68	7,954	$85.31	6,041	$79.26

The following table summarizes information for outstanding common stock options at December 31, 2003:

	Range of Exercise Prices
	$20.81	$50.00	$90.00
	to	to	to
(Options in thousands)	$49.99	$89.99	$130.63
Options outstanding	3,398	5,115	7,269
Weighted average remaining contractual life (years)	8.4	4.7	6.0
Weighted average exercise price	$42.03	$73.07	$101.56
Options exercisable	307	5,072	5,022
Weighted average exercise price	$42.92	$73.15	$103.01

The weighted average fair value of options granted under employee incentive plans was $12.62 for 2003, $22.13 for 2002 and $22.34 for 2001, using the Black-Scholes option-pricing model and the following assumptions:

	2003	2002	2001
Dividend yield	1.9%	1.5%	1.2%
Expected volatility	44.3%	29.4%	24.2%
Risk-free interest rate	1.9%	3.6%	5.0%
Expected option life	3.5 years	3.5 years	3.0 years

Restricted stock. CIGNA makes restricted stock grants with vesting periods ranging from three to six years. Recipients are entitled to receive dividends and to vote during the vesting period, but forfeit their awards if their employment terminates before the vesting date. Grants of restricted shares of CIGNA common stock were as follows:

(Shares in thousands)	2003	2002	2001
Shares granted	1,141	358	358
Weighted average fair value per share	$44.05	$99.26	$108.44

At the end of 2003, approximately 2,050 employees held 1.5 million restricted shares.

Note 17 — Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for income (loss) from continuing operations are computed as follows for the year ended December 31:

(In millions, except per share amounts)	Basic	Effect of Dilution	Diluted
2003 (As Restated, See Note 16)
Income from continuing operations	$602	$—	$602
Shares (in thousands):
Weighted average	139,747	—	139,747
Options and restricted stock grants		859	859
Total shares	139,747	859	140,606
EPS	$4.31	$(0.03)	$4.28
2002 (As Restated, See Note 16)
Loss from continuing operations	$(354)	$—	$(354)
Shares (in thousands):
Weighted average	140,517	—	140,517
Options and restricted stock grants*		—	—
Total shares	140,517	—	140,517
Loss per share	$(2.52)	$—	$(2.52)
2001 (As Restated, See Note 16)
Income from continuing operations	$1,097	$—	$1,097
Shares (in thousands):
Weighted average	147,892	—	147,892
Options and restricted stock grants		2,144	2,144
Total shares	147,892	2,144	150,036
EPS	$7.42	$(0.11)	$7.31
EPS from continuing operations adjusted to exclude goodwill amortization in 2001 (Note 2(B))	$7.74	$(0.11)	$7.63

* Because of the loss from continuing operations for the year ended December 31, 2002, the number of shares used to compute loss per share does not reflect the dilution of approximately 1.4 million shares caused by stock options and restricted stock grants.

Note 18 — Reinsurance

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

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.4 billion at December 31, 2003, and $5.6 billion at December 31, 2002, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business to Lincoln through an indemnity reinsurance arrangement. See Note 4(G) for information about this sale.

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

In 2002, CIGNA recorded an after-tax charge of $317 million ($408 million pre-tax) based on the outcome of the Unicover arbitration, as well as a review of other exposures for the run-off reinsurance operations, including an assessment of retrocessional disputes and workers' compensation and personal accident exposures.

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

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of December 31, 2003, based on current information. However, it is possible that future developments regarding these matters could result in a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

(In millions)	2003	2002	2001
Premiums and fees
Short-duration contracts:
Direct	$13,949	$13,995	$13,013
Assumed	127	135	221
Ceded	(130)	(111)	(215)
	13,946	14,019	13,019
Long-duration contracts:
Direct	1,475	1,694	1,815
Assumed	409	461	523
Ceded:
Individual life insurance and annuity business sold	(329)	(364)	(386)
Other	(60)	(73)	(111)
	1,495	1,718	1,841
Total	$15,441	$15,737	$14,860
Reinsurance recoveries
Individual life insurance and annuity business sold	$298	$326	$269
Other	168	4	460
Total	$466	$330	$729

The effects of reinsurance on written premiums and fees for short-duration contracts were not materially different from the recognized premium and fee amounts shown in the above table.

Note 19 — Leases and Rentals

Rental expenses for operating leases, principally for office space, amounted to $173 million in 2003, $159 million in 2002 and $152 million in 2001.

As of December 31, 2003, future net minimum rental payments under non-cancelable operating leases were approximately $559 million, payable as follows (in millions): $134 in 2004, $125 in 2005, $86 in 2006, $64 in 2007, $42 in 2008 and $108 thereafter.

Note 20 — Segment Information

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings”, which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses and excluding the results of discontinued operations. CIGNA’s operations are not materially dependent on one or a few customers, brokers or agents.

The impact of the restatement as discussed in Note 16 is included in Corporate and is not allocated to the operating segments.

As discussed in Note 3, CIGNA changed its segment reporting and reclassified prior period amounts to conform to the current presentation. CIGNA presents segment information as follows:

Health Care includes a range of indemnity group health and managed care products and services through guaranteed cost, experience-rated, administrative services only and minimum premium funding arrangements. This business also continues to manage certain disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts.

Disability and Life includes group accident and specialty association business in addition to its disability and life products.

Retirement includes investment products and professional services primarily to sponsors of qualified pension, profit sharing and retirement savings plans. This segment also provides certain corporate and variable life insurance products.

International includes life, accident, health and employee benefits (group life, health and pension) coverages and services, primarily outside the United States.

Run-off Reinsurance consists of the run-off reinsurance business, which includes accident, domestic health, international life and health, and specialty life reinsurance businesses. CIGNA has stopped underwriting new reinsurance business.

CIGNA also reports results in two other categories.

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	settlement annuity business; and
•	certain investment management services.

Corporate reflects amounts not allocated to segments, such as stock option expense, interest expense on corporate debt, net investment income on unallocated corporate investments, intersegment eliminations and certain corporate overhead expenses.

CIGNA determines segment earnings (loss) consistent with the accounting policies for the consolidated financial statements, except that amounts included in Corporate are not allocated to segments. CIGNA allocates other corporate general, administrative and systems expenses on systematic bases. Income taxes are generally computed as if each segment were filing separate income tax returns.

Summarized segment financial information for the year ended and as of December 31 was as follows:

(In millions)	2003	2002	2001
Health Care
Premiums and fees and other revenues	$13,410	$13,548	$12,263
Net investment income	283	298	335
Segment revenues	$13,693	$13,846	$12,598
Income taxes	$234	$245	$381
Segment earnings	$447	$455	$671
Assets under management:
Invested assets	$5,201	$4,274	$4,336
Separate account assets	882	1,238	1,828
Total	$6,083	$5,512	$6,164
Disability and Life
Premiums and fees and other revenues	$1,807	$1,713	$1,882
Net investment income	250	260	264
Segment revenues	$2,057	$1,973	$2,146
Income taxes	$44	$41	$9
Segment earnings	$137	$124	$59
Assets under management:
Invested assets	$4,303	$4,078	$4,030
Separate account assets	14	12	12
Total	$4,317	$4,090	$4,042
Retirement
Premiums and fees and other revenues	$214	$336	$322
Net investment income	1,574	1,649	1,668
Segment revenues	$1,788	$1,985	$1,990
Income taxes	$117	$96	$88
Segment earnings	$260	$231	$221
Assets under management:
Invested assets	$23,386	$24,698	$22,678
Separate account assets	33,481	28,513	32,399
Total	$56,867	$53,211	$55,077
International
Premiums and fees and other revenues	$866	$814	$936
Net investment income	49	51	49
Segment revenues	$915	$865	$985
Income taxes	$30	$18	$52
Equity in net income (loss) of investees	$(4)	$(4)	$79
Segment earnings	$55	$31	$95
Assets under management:
Invested assets	$955	$848	$682
Separate account assets	179	172	147
Total	$1,134	$1,020	$829

(In millions)	2003	2002	2001
Run-off Reinsurance
Premiums and fees and other revenues	$(467)	$229	$268
Net investment income	82	44	52
Segment revenues	$(385)	$273	$320
Income taxes (benefits)	$(181)	$(488)	$31
Segment earnings (loss)	$(359)	$(1,070)	$57
Invested assets	$1,847	$1,356	$835
Other Operations
Premiums and fees and other revenues	$306	$293	$333
Net investment income	356	409	450
Segment revenues	$662	$702	$783
Income taxes	$42	$37	$33
Segment earnings	$73	$74	$76
Assets under management:
Invested assets	$3,961	$5,106	$5,603
Separate account assets	837	1,320	1,877
Total	$4,798	$6,426	$7,480

Corporate (As Restated, See Note 16)
Other revenues and eliminations	$(73)	$(63)	$(64)
Net investment income	-	5	24
Segment revenues	$(73)	$(58)	$(40)
Income taxes (benefits)	$(65)	$(15)	$35
Segment loss	$(109)	$(44)	$30
Invested assets	$5	$2	$97
Realized Investment Gains (Losses)
Realized investment gains (losses)	$151	$(238)	$(175)
Income taxes (benefits)	53	(83)	(63)
Realized investment gains (losses), net of taxes	$98	$(155)	$(112)
Total (As Restated, See Note 16)
Premiums and fees and other revenues	$16,063	$16,870	$15,940
Net investment income	2,594	2,716	2,842
Realized investment gains (losses)	151	(238)	(175)
Total revenues	$18,808	$19,348	$18,607
Income taxes (benefits)	$274	$(149)	$566
Segment earnings (loss)	$504	$(199)	$1,209
Realized investment gains (losses), net of taxes	98	(155)	(112)
Income (loss) from continuing operations	$602	$(354)	$1,097
Assets under management
Invested assets	$39,658	$40,362	$38,261
Separate account assets	35,393	31,255	36,263
Total	$75,051	$71,617	$74,524

Premiums and fees and other revenues by product type were as follows for the year ended December 31:

(In millions)	2003	2002	2001
Health Maintenance Organizations	$6,620	$6,992	$6,342
Medical and Dental Indemnity	5,472	5,400	4,914
Group Life	1,565	1,595	1,717
Other	2,406	2,883	2,967
Total	$16,063	$16,870	$15,940

Note 21 — Foreign Operations

CIGNA provides international life, accident, health and employee benefits insurance coverages on a direct and reinsured basis, primarily through the International segment and principally in the Pacific region and Europe.

Premiums and fees and other revenues by geographic region for the year ended December 31 were as follows:

(In millions)	2003	2002	2001
Domestic	$15,384	$16,266	$15,141
Foreign	679	604	799
Total	$16,063	$16,870	$15,940

CIGNA’s aggregate foreign exchange transaction losses and foreign long-lived assets for the year ended and as of December 31, 2003, 2002 and 2001 were not material.

Note 22 — Contingencies

A.	Financial Guarantees

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

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees, which include the following:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2003, employers maintained assets that exceeded 102% to 132% of benefit obligations. Benefit obligations under these arrangements were $3.5 billion as of December 31, 2003, and $3.3 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of December 31, 2003 or 2002.

•
For certain employer-sponsored savings and retirement plans, CIGNA guarantees that participants will receive the value of their accounts at the time of withdrawal. These guarantees could require payment by CIGNA in the event that a significant number of plan participants withdraw their accounts when the market value of the related separate account assets is less than the plan participant account values at the time of withdrawal. Participant account values under these arrangements are invested primarily in fixed income investments and were $2.0 billion as of December 31, 2003, and $1.7 billion as of December 31, 2002. There were no additional liabilities required for these guarantees as of December 31, 2003 or 2002.

•
CIGNA guarantees a minimum level of earnings (based on investment, mortality and retirement experience) for a certain group annuity contract. If the actual investment return is less than the minimum guaranteed level, CIGNA is required to fund the difference. The guaranteed benefit obligation was $304 million as of December 31, 2003, and $313 million as of December 31, 2002. CIGNA had additional liabilities for this guarantee of $15 million as of December 31, 2003 and 2002.

CIGNA guaranteed a construction loan of $26 million as of December 31, 2003 ($106 million of construction loans as of December 31, 2002) related to a real estate joint venture investment. The loan is secured by joint venture real estate property with fair value in excess of the loan amount and matures in 2008, including extension options. CIGNA would be required to repay the construction loan if permanent financing could not be obtained. CIGNA also guaranteed $14 million of interest and principal for industrial revenue bonds as of December 31, 2003 ($50 million as of December 31, 2002). The bonds, payable in 2007, are secured by property and other assets held by a real estate partnership and CIGNA has recourse to its partner for 50% of any amounts paid under the guarantee. There were no liabilities required for these guarantees as of December 31, 2003 or 2002.

CIGNA had indemnification obligations to lenders of up to $329 million as of December 31, 2003, and $280 million as of December 31, 2002, related to borrowings by certain real estate joint ventures in which CIGNA holds investments. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties, which have fair values in excess of the loan amounts, and mature at various dates from 2004 to 2015. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2003 or 2002.

As of December 31, 2003 and 2002, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012.

CIGNA had indemnification obligations as of December 31, 2003 and 2002, in connection with acquisition and disposition transactions. These indemnification obligations would be triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of December 31, 2003 or 2002.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

B.	Guaranteed Minimum Income Benefit Contracts

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical worse-case assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the first available date (beginning in 2004 through 2014); and
•	All underlying mutual fund investment values remained at the December 31, 2003 value of $3.3 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.8 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote. CIGNA has purchased reinsurance from third parties which covers 80% of the exposures on these contracts. CIGNA has revised credit risk assumptions for about 25% of the exposures on these contracts. CIGNA expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.

As of December 31, 2003, CIGNA had liabilities of $74 million related to these contracts and net amounts recoverable from reinsurers of $51 million. In 2003, CIGNA reduced its amount recoverable from reinsurers by $9 million pre-tax related to revised credit risk assumptions. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of December 31, 2003.

As of December 31, 2002, CIGNA had liabilities of $95 million related to these contracts and amounts recoverable from reinsurers of $76 million. CIGNA also had an additional liability of $44 million associated with the cost of reinsurance as of December 31, 2002.

Management believes the current assumptions used to estimate reserves for these liabilities are appropriate. See Note 8(H) to the Financial Statements for further information.

C.	Regulatory and Industry Developments

Health care regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA's business practices and will continue to do so in the future. In addition, CIGNA's subsidiaries are routinely involved with various claims, lawsuits and regulatory audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA's health care operations if it inhibits CIGNA's ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

The United States Supreme Court has agreed to review a case involving a CIGNA subsidiary in which the issue is preemption by ERISA of a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. A determination that ERISA does not preempt state law would have an adverse effect on the health care industry and on CIGNA.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations have created significant regulatory requirements related to, among other things, the privacy of individually identifiable health care information, electronic data interchange and the security of electronic health information. CIGNA has instituted systems enhancements and training, and has undertaken other administrative efforts to satisfy these requirements. CIGNA's incremental technology and business-related after-tax expenses associated with HIPAA compliance efforts were approximately $55 million in 2003 and $20 million in 2002.

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

Tax benefits for corporate life insurance. Federal legislation in 1996 eliminated on a prospective basis the tax deductibility of policy loan interest for most leveraged corporate life insurance products, and IRS initiative in 2001 encouraged policyholders to settle tax disputes regarding these products. As a result, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline.

Insurance-related assessments. Many states maintain funds to pay for the operating expenses of insurance regulatory agencies and pay the obligations of insolvent insurance companies. Regulators finance these funds by imposing assessments against insurance companies operating in the state. In some states, insurance companies can recover a portion of these assessments through reduced premium taxes.

CIGNA’s insurance and HMO subsidiaries have recorded assets and liabilities for insolvency fund and other insurance-related assessments that are not material.

D.	Litigation and Other Legal Matters

In January 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. In February 2004, some class members filed a notice of appeal of the court’s approval of the settlement. If affirmed on appeal, the settlement would resolve for CIGNA and the plaintiffs all physician claims reflected in the litigation.

CIGNA recorded an after-tax charge of $37 million ($57 million pre-tax) in 2003 to increase the reserve for this settlement and other non-physician provider health care litigation. CIGNA had previously recognized an after-tax charge of $50 million ($77 million pre-tax) in 2002 for expected costs associated with the multi-district litigation. The reserve reflects expected insurance recoveries.

In 2002, CIGNA recognized a charge based on a review of exposures for the run-off reinsurance operations, including an assessment of retrocessional disputes and exposures. The underlying retrocessional disputes are not expected to be resolved for some time. CIGNA’s reserve balance is based on a current assessment of these matters, the outcomes of which could result in adjustments to CIGNA’s reserve. See Note 18 for further discussion.

The U.S. Attorney's Office for the Eastern District of Pennsylvania is investigating compliance with federal laws in connection with pharmaceutical companies' marketing practices and their impact on prices paid by the government to pharmaceutical companies for products under federal health programs. As part of this investigation, CIGNA is responding to subpoenas concerning contractual relationships between pharmaceutical companies and CIGNA's health care operations.

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

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS
AND SHAREHOLDERS OF CIGNA CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of CIGNA Corporation and its subsidiaries (the Company) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16, the financial statements have been restated to conform with Accounting Principles Board Opinion No. 25.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
February 5, 2004, except for Note 16,
as to which the date is February 24, 2005

Supplementary Financial Information

(In millions)
For the years ended December 31,	2003	2002	2001
Revenues from Continuing Operations
Health Care
Premiums and fees:
Managed health and dental	$6,569	$6,904	$6,257
Medical and dental indemnity	5,058	5,010	4,498
Life	582	673	734
Other	56	37	89
Total premiums and fees	12,265	12,624	11,578
Net investment income	283	298	335
Other revenues	1,145	924	685
Realized investment gains (losses)	68	(50)	(83)
Total	13,761	13,796	12,515
Disability and Life
Premiums and fees	1,807	1,712	1,881
Net investment income	250	260	264
Other revenues	—	1	1
Realized investment gains (losses)	59	(78)	5
Total	2,116	1,895	2,151
Retirement
Premiums and fees	340	336	322
Net investment income	1,574	1,649	1,668
Other revenues	(126)	—	—
Realized investment gains (losses)	45	(106)	(93)
Total	1,833	1,879	1,897
International
Premiums and fees	855	811	788
Net investment income	49	51	49
Other revenues	11	3	148
Realized investment gains (losses)	7	5	(5)
Total	922	870	980
Run-off Reinsurance
Premiums and fees	84	138	148
Net investment income	82	44	52
Other revenues	(551)	91	120
Realized investment gains (losses)	21	(8)	(14)
Total	(364)	265	306
Other Operations
Premiums and fees	90	116	143
Net investment income	356	409	450
Other revenues	216	177	190
Realized investment gains (losses)	(49)	(1)	15
Total	613	701	798
Corporate
Net investment income	—	5	24
Other revenues and eliminations	(73)	(63)	(64)
Total	(73)	(58)	(40)
Total Consolidated Revenues from Continuing Operations
Premiums and fees	15,441	15,737	14,860
Net investment income	2,594	2,716	2,842
Other revenues	622	1,133	1,080
Realized investment gains (losses)	151	(238)	(175)
Total	$18,808	$19,348	$18,607

(In millions)
For the years ended December 31,	2003	2002	2001
Segment Earnings (Loss)(1)
Health Care
HMO operations	$422	$365	$399
Indemnity operations	25	90	272
Total Health Care	447	455	671
Disability and Life	137	124	59
Retirement	260	231	221
International	55	31	95
Run-off Reinsurance	(359)	(1,070)	57
Other Operations	73	74	76
Corporate (As Restated, See Note 16)	(109)	(44)	30
Total (As Restated, See Note 16)	$504	$(199)	$1,209
Income (Loss) from Continuing Operations
Health Care	$491	$421	$617
Disability and Life	176	74	64
Retirement	289	163	160
International	60	35	92
Run-off Reinsurance	(346)	(1,076)	48
Other Operations	41	73	86
Corporate (As Restated, See Note 16)	(109)	(44)	30
Total (As Restated, See Note 16)	$602	$(354)	$1,097
Segment Statistics
Health Care
Covered lives (in thousands):
Managed medical	5,986	6,750	6,809
Managed dental	2,358	2,559	2,756
Medical indemnity (estimated)	5,549	6,341	6,441
Dental indemnity	9,791	10,458	10,600
Behavioral care	14,189	14,113	13,346
Pharmacy	8,933	9,773	9,356
Retirement
Premiums and deposits	$7,342	$8,797	$10,154
Assets under management: (2)
Defined contribution	$30,819	$28,062	$29,853
Defined benefit	18,767	18,547	18,690
Corporate life insurance	4,782	4,281	3,943
Other, including guaranteed investment contracts	3,179	2,867	2,820
Total	$57,547	$53,757	$55,306

(1) Segment earnings (loss) is defined as net income (loss) excluding after-tax realized investment gains and losses and excluding the results of discontinued operations.
(2) Assets under management include investment advisory accounts.

Item 9A. CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of CIGNA’s disclosure controls and procedures, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In making this evaluation, CIGNA has considered matters relating to its restatement of previously issued financial statements for the year ended December 31, 2003, including the process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded.

As set forth in Note 16 to the financial statements, CIGNA restated its financial statements for the years ended December 31, 2003, 2002 and 2001. The restatement resulted from a deficiency that CIGNA identified in its internal controls over management stock compensation processes. CIGNA has remediated the deficiency by implementing corrective actions to its internal controls over these processes.

There have been no changes in CIGNA’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, CIGNA’s internal control over financial reporting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)	The financial statement schedules are on pages FS-1through FS-7.

(2)	The exhibits are listed in the Index to Exhibits beginning on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by its undersigned, thereunto duly authorized.

Date: February 24, 2005

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
Charles R. Shoemate
Louis W. Sullivan, M.D.
Harold A. Wagner
Carol Cox Wait
Marilyn Ware

Principal Accounting Officer:

/s/ Annmarie T. Hagan

Annmarie T. Hagan
Vice President and
Chief Accounting Officer
Date: February 24, 2005

*By: /s/ Carol J. Ward

Carol J. Ward
Attorney-in-Fact
Date: February 24, 2005

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 2004, except for Note 16, as to which the date is February 24, 2005, appearing in this Form 10-K/A, also included an audit of the Financial Statement Schedules on pages FS-1 through FS-7 of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002.

   /s/ PricewaterhouseCoopers LLP
  Philadelphia, Pennsylvania
      February 5, 2004, except for Note 16,
      as to which the date is February 24, 2005

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,
	2003	2002	2001

	(As restated)

Intercompany income	$-	$-	$1
Total revenues	-	-	1

Operating expenses:
Interest	111	120	117
Intercompany interest	64	95	176
Other	59	(70)	(170)
Total operating expenses	234	145	123
Loss before income taxes	(234)	(145)	(122)
Income tax benefit	(61)	(45)	(30)
Loss of parent company	(173)	(100)	(92)
Equity in income (loss) of subsidiaries from continuing operations	775	(254)	1,189
Income (loss) from continuing operations	602	(354)	1,097
Income (loss) from discontinued operations	48	(1)	18
Net income (loss)	$650	$(355)	$1,115

See Notes to Condensed Financial Statements on page FS-5.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,
		2003		2002
		(As restated)
Assets:
Cash and cash equivalents		$1		$1
Investments in subsidiaries from continuing operations		11,261		10,818
Other assets		432		473
Net assets of discontinued operations		-		125
Total assets		$11,694		$11,417

Liabilities:
Intercompany		$4,020		$4,040
Short-term debt		0		126
Long-term debt		1,500		1,500
Other liabilities		1,616		1,854
Total liabilities		7,136		7,520

Shareholders' Equity:
Common stock (shares issued, 275; 273)		69		68
Additional paid-in capital		3,597		3,503
Net unrealized appreciation — fixed maturities	$610		$512
Net unrealized appreciation — equity securities	29		26
Net unrealized appreciation (depreciation) — derivatives	(12)		6
Net translation of foreign currencies	(14)		(32)
Minimum pension liability adjustment	(667)		(714)
Accumulated other comprehensive loss.		(54)		(202)
Retained earnings		9,503		9,038
Less treasury stock, at cost		(8,557)		(8,510)
Total shareholders' equity		4,558		3,897
Total liabilities and shareholders' equity		$11,694		$11,417

See Notes to Condensed Financial Statements on page FS-5.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,
	2003	2002	2001
	(As restated)
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$602	$(354)	$1,097
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Equity in (income) loss of subsidiaries - continuing operations	(775)	254	(1,189)
Dividends received from subsidiaries - continuing operations	608	700	874
Other liabilities	(155)	334	232
Other, net	35	(18)	(158)
Net cash provided by operating activities of continuing operations	315	916	856

Cash Flows from Investing Activities:
Capital contributions to subsidiaries - continuing operations	-	-	(6)
Other, net	10	15	11
Net cash provided by investing activities of continuing operations	10	15	5

Cash Flows from Financing Activities:
Net change in intercompany debt	(20)	(423)	82
Issuance of long-term debt	-	-	493
Repayment of long-term debt	(126)	(36)	(145)
Repurchase of common stock	-	(355)	(1,139)
Issuance of common stock	6	68	38
Common dividends paid	(185)	(185)	(190)
Net cash used in financing activities of continuing operations	(325)	(931)	(861)
Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	1	1	1
Cash and cash equivalents, end of year	$1	$1	$1

See Notes to Condensed Financial Statements on page FS-5.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

Note 1 — Restatement - Employee Incentive Plans

Restatement. During a review of CIGNA’s equity compensation plans it was determined that certain stock option grants under these plans required variable accounting rather than fixed accounting treatment under Accounting Principles Board (APB) No. 25. CIGNA previously accounted for these stock option grants as fixed awards under APB No. 25. Variable accounting should have been used because participants were permitted to elect to pay the option exercise price using restricted stock. As a result, CIGNA recorded additional stock-based compensation under the variable method of accounting and associated income tax adjustments.

A summary of the significant effects of restatement is as follows:

Year Ended December 31,
	2003		2002		2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Other operating expenses	$32	$59	$(4)	$(70)	$24	$(170)
Income (loss) from continuing operations	$620	$602	$(397)	$(354)	$971	$1,097
Net income (loss)	$668	$650	$(398)	$(355)	$989	$1,115
Shareholders’ equity	$4,519	$4,558	$3,867	$3,897

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Unpaid claims and claim expenses

Year Ended December 31, 2003:
Health Care	$25	$1,465	$3,162
Disability and Life	15	2,875	523
Retirement	223	21,898	37
International	311	715	140
Run-off Reinsurance	-	1,409	695
Other Operations	6	10,162	151
Corporate (as restated)	-	-	-
Total	$580	$38,524	$4,708

Year Ended December 31, 2002:
Health Care	$30	$1,574	$2,976
Disability and Life	15	2,906	490
Retirement	214	23,208	35
International	229	632	135
Run-off Reinsurance	-	1,702	759
Other Operations	6	11,200	140
Corporate (as restated)	-	-	-
Total	$494	$41,222	$4,535

Year Ended December 31, 2001:
Health Care	$27	$1,630	$2,473
Disability and Life	17	2,920	475
Retirement	209	22,264	20
International	188	508	139
Run-off Reinsurance	-	555	709
Other Operations	7	11,607	134
Corporate (as restated)	-	-	-
Total	$448	$39,484	$3,950

Unearned premiums	Premiums and fees (1)	Net investment income (2)	Benefits, losses and settlement expenses (1)	Policy acquisition expenses	Other operating expenses
					(As restated)
$110	$12,265	$283	$8,684	$62	$4,266
101	1,807	250	1,458	6	412
2	340	1,574	1,062	28	321
111	855	49	482	144	204
2	84	82	116	-	39
-	90	356	418	1	128
-	-	-	-	-	101
$326	$15,441	$2,594	$12,220	$241	$5,471

$120	$12,624	$298	$8,899	$60	$4,187
104	1,712	260	1,411	7	390
3	336	1,649	1,315	57	286
13	811	51	472	121	223
3	138	44	1,761	-	70
-	116	409	456	1	134
-	-	5	-	-	1
$243	$15,737	$2,716	$14,314	$246	$5,291

$119	$11,578	$335	$7,870	$19	$3,657
99	1,881	264	1,618	7	453
1	322	1,668	1,338	49	294
14	788	49	481	161	196
4	148	52	154	-	78
-	143	450	515	1	158
-	-	24	-	-	(105)
$237	$14,860	$2,842	$11,976	$237	$4,731

(1)   Amounts presented are shown net of the effects of reinsurance. See Note 18 to the Financial Statements included in CIGNA’s 2003 Annual Report.
(2)  The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

INDEX TO EXHIBITS

Number	Description	Method of Filing

12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
23	Consent of Independent Accountants	Filed herewith.
31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1