Form 10-Q/A
period 2004-03-31
CIGNA CORP
filed 2005-02-24
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of March 31, 2004, 141,403,654 shares of the issuer's common stock were outstanding.

Explanatory Note

CIGNA is filing this Amendment to Form 10-Q to reflect the restatement of its financial statements of its unaudited consolidated financial statements for the periods covered by this report. Please see Note 3 to the Financial Statements for specific information related to the restatement.

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

This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, except as required to reflect the effects of the restatement as described in Note 3 to the Financial Statements included in the amended Form 10-Q/A. Additionally, this amended Form 10-Q/A does not purport to provide a general update or discussion of any other developments at CIGNA after the date of the original filing. All information contained in this amended Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that CIGNA has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing of this amended Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This amended Form 10-Q/A does not include the items from the original Form 10-Q that are not being amended.

Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K (except the Form 8-K with the date of earliest event reported February 7, 2005) previously filed by CIGNA should not be relied upon and are superseded by the information in this Quarterly Report on Form 10-Q/A. CIGNA will also file amended quarterly reports on Form 10-Q/A for each of the second and third quarters of 2004 and an amended annual report on Form 10-K/A for the year ended December 31, 2003.

CIGNA CORPORATION

INDEX

The following Items of the original filing on Form 10-Q are amended as indicated by this Amendment on Form 10-Q/A:

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Please note that the information contained in this Amendment, including the Consolidated Financial Statements and the Notes to the Financial Statements, does not reflect events occurring after the date of the original filing. Such events include, among others, the events described in our quarterly reports on Form 10-Q for the periods ended June 30, 2004 and September 30, 2004 and the events subsequently described in our current reports on Form 8-K. For a description of these events, please read our Exchange Act reports filed since the filing of the Original Form 10-Q.

Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
	Three Months Ended
	March 31,
	2004	2003
	(As Restated, See Note 3)
REVENUES
Premiums and fees	$3,624	$3,915
Net investment income	603	658
Other revenues	474	358
Realized investment gains (losses)	21	(31)
Total revenues	4,722	4,900

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	2,964	3,249
Policy acquisition expenses	64	59
Other operating expenses	1,375	1,311
Total benefits, losses and expenses	4,403	4,619

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	319	281

Income taxes (benefits):
Current	142	(71)
Deferred	(35)	165
Total taxes	107	94

INCOME FROM CONTINUING OPERATIONS	212	187

INCOME FROM DISCONTINUED OPERATIONS	-	48

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	212	235

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	(139)	-

NET INCOME	$73	$235

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS	$1.51	$1.34
INCOME FROM DISCONTINUED OPERATIONS	-	0.34

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	1.51	1.68

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	(0.99)	-

NET INCOME	$0.52	$1.68

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS	$1.50	$1.34
INCOME FROM DISCONTINUED OPERATIONS	-	0.34

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	1.50	1.68

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	(0.98)	-

NET INCOME	$0.52	$1.68

DIVIDENDS DECLARED PER SHARE	$0.33	$0.33

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
		As of		As of
		March 31,		December 31,
		2004		2003
		(As Restated, See Note 3)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $16,754; $15,772)		$18,249		$17,121
Securities supporting experience-rated pension policyholder
contracts, at fair value (cost, $9,810 and $10,558)		10,582		11,222
Equity securities, at fair value (cost, $121; $47)		164		78
Mortgage loans		8,563		8,655
Policy loans		1,555		1,572
Real estate		245		146
Other long-term investments		453		717
Short-term investments		116		147
Total investments		39,927		39,658
Cash and cash equivalents		1,491		1,392
Accrued investment income		507		468
Premiums, accounts and notes receivable		2,710		3,026
Reinsurance recoverables		6,289		6,395
Deferred policy acquisition costs		612		580
Property and equipment		936		973
Deferred income taxes		1,119		1,040
Goodwill		1,620		1,620
Other assets, including other intangibles		427		447
Separate account assets		37,194		35,393

Total assets		$92,832		$90,992

LIABILITIES
Contractholder deposit funds		$26,837		$26,979
Unpaid claims and claim expenses		4,461		4,708
Future policy benefits		11,550		11,545
Unearned premiums		327		326
Total insurance and contractholder liabilities		43,175		43,558
Accounts payable, accrued expenses and other liabilities		6,181		5,960
Long-term debt		1,513		1,500
Nonrecourse obligations		101		23
Separate account liabilities		37,194		35,393
Total liabilities		88,164		86,434

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 276; 275)		69		69
Additional paid-in capital		3,646		3,597
Net unrealized appreciation, fixed maturities	$763		$610
Net unrealized appreciation, equity securities	28		29
Net unrealized depreciation, derivatives	(5)		(12)
Net translation of foreign currencies	(5)		(14)
Minimum pension liability adjustment	(780)		(667)
Accumulated other comprehensive income (loss)		1		(54)
Retained earnings		9,529		9,503
Less treasury stock, at cost		(8,577)		(8,557)
Total shareholders' equity		4,668		4,558

Total liabilities and shareholders' equity		$92,832		$90,992

SHAREHOLDERS' EQUITY PER SHARE		$33.01		$32.42

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended March 31,	2004		2003
	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity
	(As Restated, See Note 3)		(As Restated, See Note 3)
Common stock		$69		$68

Additional paid-in capital, January 1		3,597		3,503
Issuance of common stock for employee benefits plans		49		30
Additional paid-in capital, March 31		3,646		3,533

Accumulated other comprehensive loss, January 1		(54)		(202)
Net unrealized appreciation, fixed maturities	$153	153	$68	68
Net unrealized depreciation, equity securities	(1)	(1)	(3)	(3)
Net unrealized appreciation on securities	152		65
Net unrealized appreciation (depreciation), derivatives	7	7	(2)	(2)
Net translation of foreign currencies	9	9	14	14
Minimum pension liability adjustment	(113)	(113)	-	-
Other comprehensive income	55		77
Accumulated other comprehensive income (loss), March 31		1		(125)

Retained earnings, January 1		9,503		9,038
Net income	73	73	235	235
Common dividends declared		(47)		(46)
Retained earnings, March 31		9,529		9,227

Treasury stock, January 1		(8,557)		(8,510)
Other treasury stock transactions, net		(20)		(28)
Treasury stock, March 31		(8,577)		(8,538)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$128	$4,668	$312	$4,165

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2004	2003
	(As Restated, See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$212	$187
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(380)	(63)
Reinsurance recoverables	95	59
Deferred policy acquisition costs	(27)	(19)
Premiums, accounts and notes receivable	294	(16)
Accounts payable, accrued expenses and other liabilities	(78)	(6)
Current income taxes	174	227
Deferred income taxes	(35)	165
Realized investment (gains) losses	(21)	31
Depreciation and amortization	62	63
Gains on sales of businesses (excluding discontinued operations)	(14)	(17)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	782	-
Other, net	9	(59)
Net cash provided by operating activities of continuing operations	1,073	552

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	650	1,616
Equity securities	3	7
Mortgage loans	64	319
Other (primarily short-term investments)	1,338	1,198
Investment maturities and repayments:
Fixed maturities	187	683
Mortgage loans	361	217
Investments purchased:
Fixed maturities	(1,482)	(2,258)
Equity securities	(6)	(26)
Mortgage loans	(331)	(498)
Other (primarily short-term investments)	(1,277)	(1,027)
Proceeds on sales of businesses	-	209
Property and equipment, net	(18)	(26)
Other, net	(4)	-
Net cash provided by (used in) investing activities of
continuing operations	(515)	414

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	1,677	1,679
Withdrawals and benefit payments from contractholder deposit funds	(2,108)	(1,993)
Net change in short-term debt	-	(3)
Repayment of long-term debt	-	(117)
Issuance of common stock	19	-
Common dividends paid	(47)	(46)
Net cash used in financing activities of continuing operations	(459)	(480)

Net increase in cash and cash equivalents	99	486
Cash and cash equivalents, beginning of period	1,392	1,575

Cash and cash equivalents, end of period	$1,491	$2,061

Supplemental Disclosure of Cash Information:
Income taxes received, net	$(32)	$(300)
Interest paid	$24	$28

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

The interim financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s 2003 Annual Report to Shareholders and Form 10-K and as further amended on the Form 10-K/A filed for the year ended 2003.

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

The implementation issue and a Statement of Position issued in 2003 (described below) address accounting for liabilities that provide contractholders with returns based on pools of investments, and each permits a one-time accounting reclassification of associated investment securities from available-for-sale to trading. In the fourth quarter of 2003, CIGNA reclassified securities supporting experience-rated pension policyholder contracts associated with its retirement benefits business to trading, and now reports these securities in a separate balance sheet caption. Under the experience-rating process, unrealized gains and losses recognized for these securities accrue to policyholders. Accordingly, the reclassification did not affect CIGNA's net income.

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

The sale of CIGNA's retirement benefits business generally resulted in the transfer of the pool of investments and securities supporting experience-rated pension policyholder contracts discussed above. See Note 4 for information about this sale.

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

NOTE 3 - RESTATEMENT - STOCK COMPENSATION

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

A summary of the significant effects of restatement is as follows:

Three Months Ended March 31	2004		2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Other Operating Expenses	$1,367	$1,375	$1,310	$1,311
Income from Continuing Operations	$217	$212	$188	$187
Net Income	$78	$73	$236	$235
Income from Continuing Operations per share
Basic	$1.55	$1.51	$1.35	$1.34
Diluted	$1.54	$1.50	$1.34	$1.34
Net Income per share
Basic	$0.56	$0.52	$1.69	$1.68
Diluted	$0.55	$0.52	$1.68	$1.68

	As of March 31, 2004		As of December 31, 2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Deferred Tax Asset	$1,079	$1,119	$1,001	$1,040
Shareholders’ Equity	$4,628	$4,668	$4,519	$4,558

Stock compensation. CIGNA uses the intrinsic value method of accounting for stock options granted to employees. The following table illustrates the effect on CIGNA’s reported net income and earnings per share (using the Black-Scholes option-pricing model for stock options) if compensation expense was based on the fair value method of accounting for all stock awards.

	Three Months Ended March 31,
(In millions, except per share amounts)	2004	2003
	(As Restated)
Net income as reported	$73	$235
Compensation expense for restricted stock grants, net of taxes, included in net income as reported	4	4
Compensation expense for stock options, net of taxes, included in net income as reported	5	1
Total compensation expense for stock options and restricted stock grants under fair value method for all awards, net of taxes	(14)	(13)
Pro forma net income	$68	$227
Basic - as reported	$0.52	$1.68
Basic - pro forma	$0.49	$1.63
Diluted - as reported	$0.52	$1.68
Diluted - pro forma	$0.48	$1.62

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

The sale included reinsurance of approximately $50 billion of liabilities. As a result of derivatives accounting requirements, a portion of the reinsurance liabilities may be adjusted through net income for unrealized changes in the fair value of the related investment portfolio through 2006. The resulting volatility may be material to CIGNA's consolidated net income and shareholders’ equity.

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

Lovelace and Brazilian Health Care Discontinued Operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY (In millions)	Three Months Ended March 31, 2003
Income Statement Data
Revenues	$—
Loss before income tax benefits	$(3)
Income tax benefits	(1)
Loss from operations	(2)
Gains on sales, net of taxes of $25	50
Income from discontinued operations	$48

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care	Corporate	Total
First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	—	5
Total	44	31	75
First quarter 2004 activity:
Severance	(2)	(4)	(6)
Balance as of March 31, 2004	$42	$27	$69

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

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. CIGNA describes the assumptions used to develop the reserves for guaranteed minimum death benefits, and provides the effects of hypothetical changes in those assumptions, on page 13 of CIGNA's 2003 Annual Report to Shareholders as restated. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.

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

•	The mean investment performance assumption is 5% considering CIGNA's program to reduce equity market exposures using futures and forward contracts (described below).
•	The volatility assumption is 16-31%, varying by equity fund type; 4-8%, varying by bond fund type; and 1% for money market funds.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
•	The discount rate is 5.75%.

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

NOTE 8 - INVESTMENTS

Realized Investment Gains and Losses

Realized gains and losses on investments, excluding policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Fixed maturities	$9	$(23)
Equity securities	2	(16)
Mortgage loans	—	(1)
Real estate	(2)	(1)
Derivatives and other	12	10
Realized investment gains (losses), before income taxes (benefits)	21	(31)
Less income taxes (benefits)	7	(10)
Net realized investment gains (losses)	$14	$(21)

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, including policyholder share, were as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Proceeds from sales	$653	$1,623
Gross gains on sales	$34	$55
Gross losses on sales	$(3)	$(39)

Review of Declines in Fair Value.  Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of March 31, 2004, fixed maturities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
One year or less:
Investment grade	$932	$950	$(18)
Below investment grade	$102	$107	$(5)
More than one year:
Investment grade	$111	$117	$(6)
Below investment grade	$56	$58	$(2)

There were no equity securities with a material decline in fair value from cost at March 31, 2004.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (which exclude policyholder share) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended March 31,
2004
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$244	$(85)	$159
Gains realized on securities	(11)	4	(7)
Net unrealized appreciation, securities	$233	$(81)	$152
Net unrealized appreciation, derivatives	$11	$(4)	$7
Net translation of foreign currencies	$13	$(4)	$9
Minimum pension liability adjustment	$(174)	$61	$(113)
2003
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$60	$(20)	$40
Losses realized on securities	39	(14)	25
Net unrealized appreciation, securities	$99	$(34)	$65
Net unrealized depreciation, derivatives	$(3)	$1	$(2)
Net translation of foreign currencies: Net translation on foreign currencies held	$5	$(2)	$3
Foreign currency translation losses realized on sales of businesses	17	(6)	11
Net translation of foreign currencies	$22	$(8)	$14

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share (as restated) are computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended March 31,
2004
Income from continuing operations	$212	$—	$212
Shares (in thousands):
Weighted average	139,999	—	139,999
Options and restricted stock grants		1,305	1,305
Total shares	139,999	1,305	141,304
EPS	$1.51	$(0.01)	$1.50
2003
Income from continuing operations	$187	$—	$187
Shares (in thousands):
Weighted average	139,691	—	139,691
Options and restricted stock grants		369	369
Total shares	139,691	369	140,060
EPS	$1.34	$—	$1.34

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

The impact of the restatement as discussed in Note 3, is included in Corporate and is not allocated to the operating segments.

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

Disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts continue to be managed by CIGNA's health care business and are reported in the Health Care segment.

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Premiums and fees and other revenues
Health Care	$3,095	$3,415
Disability and Life	475	423
Retirement	250	90
International	241	214
Run-off Reinsurance	(9)	79
Other Operations	65	70
Corporate	(19)	(18)
Total	$4,098	$4,273
Income (loss) from continuing operations
Health Care	$156	$125
Disability and Life	35	34
Retirement	35	55
International	15	10
Run-off Reinsurance	(10)	(15)
Other Operations	10	20
Corporate (restated)	(43)	(21)
Segment earnings (restated)	198	208
Realized investment gains (losses), net of taxes	14	(21)
Income from continuing operations (restated)	$212	$187

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

Litigation and Other Legal Matters

In January 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by class members against CIGNA. All appeals of the courts’ approval have been withdrawn, which permits implementation of the settlement. The settlement resolves for CIGNA and the plaintiffs class all physician claims reflected in the litigation.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 3 to the Financial Statements, CIGNA's Consolidated Financial Statements for the periods covered by this report have been restated. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. For additional information regarding the restatement, please refer to Note 3 to the Financial Statements.

INDEX
Introduction	27
Overview	28
Consolidated Results of Operations (As Restated, See Note 3)	29
Sale of Retirement Benefits Business	32
Other Matters	32
Health Care	37
Disability and Life	40
Retirement	41
International	43
Run-off Reinsurance	44
Other Operations	46
Corporate (As Restated, See Note 3)	47
Discontinued Operations	47
Liquidity and Capital Resources	47
Investment Assets	53
Market Risk	55
Cautionary Statement	57

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain predictions relating to its operations. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2004”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 57.

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

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, clinical information management, dental and vision benefits, and case and disease management) and group disability, life and accident insurance. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off reinsurance operation. CIGNA sold its retirement benefits business on April 1, 2004 (see page 32 for further discussion).

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

Key company-specific drivers affecting CIGNA’s results include:

•	the absolute level of and trends in benefit costs;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	competitiveness of CIGNA's product design and service quality;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns; and
•	the relationship between administrative costs and revenue.

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

Management is focused, in particular, on improving the performance of the health care operations and on the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) lower medical cost trends; (2) deliver quality member service; (3) lower administrative expenses; and (4) grow membership (see page 44 for further discussion). In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures.

The sale of the retirement benefits business will improve parent company liquidity and enhance CIGNA's financial flexibility but will reduce revenues, net income, cash flows and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003

(As Restated, See Note 3)
Premiums and fees	$3,624	$3,915
Net investment income	603	658
Other revenues	474	358
Realized investment gains (losses)	21	(31)
Total revenues	4,722	4,900
Benefits and expenses	4,403	4,619
Income from continuing operations before taxes	319	281
Income taxes	107	94
Income from continuing operations	212	187
Income from discontinued operations	—	48
Income before cumulative effect of accounting change	212	235
Cumulative effect of accounting change, net of taxes (See Note 2 to the Financial Statements)	(139)	—
Net income	$73	$235
Realized investment gains (losses), net of taxes	$14	$(21)

As discussed in Note 3 to the Financial Statements, CIGNA’s consolidated financial statements for all periods presented have been restated to reflect variable accounting for stock compensation expense in accordance with Accounting Principles Board (APB) No. 25. Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements in the Corporate Segment. For additional information, refer to Note 3 to the Financial Statements.

Income from continuing operations includes special items, which are discussed below. Absent these items, CIGNA's underlying results increased for the first quarter of 2004, compared with the same period last year, primarily due to improvements in the health care operations. See page 37 for discussion of the drivers of these results. In addition, results reflect realized investments gains in the first quarter of 2004, compared to losses in the prior year (see below for further discussion).

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
Three Months Ended March 31,
2004
Restructuring charge (see page 32)	$(75)	$(49)
Effect of new accounting pronouncement (see page 41)	(17)	(11)
Total	$(92)	$(60)
2003
Restructuring item*	$6	$4

Revenues

Revenues decreased for the three months of 2004 compared with the same period last year primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership; and
•
losses recognized from futures and forward contracts, compared with gains in the prior year, in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 44).

These decreases were substantially offset by higher other revenues in the Retirement segment (see page 41).

Realized Investment Results

Realized investment results for the three months of 2004, compared with the same period last year, improved primarily because of:

•	gains on sales of fixed maturities compared with losses in the prior year; and
•	lower impairments on equity securities and fixed maturities.

Outlook for 2004

Subject to the factors noted in the Cautionary Statement on page 57, management expects full year 2004 income from continuing operations excluding realized investment results and special items to be lower than the comparable first quarter on an annualized basis. The Company’s full year consolidated outlook reflects lower earnings resulting from the sale of the retirement benefits business. In addition, CIGNA's outlook assumes that favorable prior year development and certain expense items included in first quarter Health Care segment earnings will not recur.
_____________
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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2003 Annual Report to Shareholders as restated beginning on page 12 and include the following:

•	future policy benefits - guaranteed minimum death benefits;
•	unpaid claims and claim expenses for guaranteed cost and minimum premium programs and retrospectively experience-rated health care products;
•	reinsurance recoverables for Run-off Reinsurance; and
•	investments - recognition of losses from “other than temporary” impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as estimates with respect to contracts that guarantee a minimum level of income benefits (see page 52 for further discussion), post-employment and postretirement benefits, certain compensation accruals and income taxes.

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

The sale included reinsurance of approximately $50 billion of liabilities. As a result of derivatives accounting requirements, a portion of the reinsurance liabilities may be adjusted through net income for unrealized changes in the fair value of the related investment portfolio through 2006. The resulting volatility may be material to CIGNA's consolidated net income and shareholders’ equity.

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care	Corporate	Total
First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	—	5
Total	44	31	75
First quarter 2004 activity:
Severance	(2)	(4)	(6)
Balance as of March 31, 2004	$42	$27	$69

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

See “Unicover and other run-off reinsurance” on page 45 for a description of legal matters arising out of the run-off reinsurance operations.

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

Segment Reporting

The impact of the restatement as discussed in Note 3 to the Financial Statements is included in Corporate and is not allocated to the operating segments.

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

Disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts continue to be managed by CIGNA's health care business and are reported in the Health Care segment.

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings,” which is defined as income (loss) from continuing operations before realized investment gains (losses).

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003
Premiums and fees	$2,786	$3,143
Net investment income	72	68
Other revenues	309	272
Segment revenues	3,167	3,483
Benefits and expenses	2,924	3,286
Income before taxes	243	197
Income taxes	87	72
Segment earnings	$156	$125
Realized investment gains (losses), net of taxes	$4	$(8)
Special items (after-tax) included in segment earnings:
Restructuring charge	$(29)	$—
Restructuring item	$—	$4

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

Experience-rated premiums and fees include amounts associated with minimum premium funding arrangements since the risk profiles are similar. See page 11 of CIGNA's 2003 Form 10-K as originally filed for a description of funding arrangement types.

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

Continuing to deliver quality member service. During 2002, CIGNA began transitioning to a new service and systems platform to improve the level and quality of service to its customers. Approximately 65% of health care members were serviced on this new platform by January 1, 2004. A recent survey of CIGNA's new and existing customers who have moved to the new platforms suggests strong satisfaction rates, continuing the positive momentum that began in 2003. Migration to this new platform will continue into 2005.

Lowering administrative expenses. Early in 2004, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. See page 32 for further discussion of a charge in the first quarter of 2004 related to this matter. CIGNA continues to perform operational reviews in order to identify additional cost savings.

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

RETIREMENT

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003
Premiums and fees	$85	$90
Net investment income	355	406
Other revenues	165	—
Segment revenues	605	496
Benefits and expenses	560	419
Income before taxes	45	77
Income taxes	10	22
Segment earnings	$35	$55
Realized investment gains (losses), net of taxes	$6	$(3)
Special items (after-tax) included in segment earnings:
Effect of new accounting pronouncement (see Note 2 to the Financial Statements)	$(11)	$—

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

The following table shows assets under management and the related activity for the three months ended March 31.

(In millions)	2004	2003
Balance—January 1	$57,547	$53,757
Premiums and deposits	2,070	2,371
Investment income	574	617
Increase (decrease) in fair value of assets	1,098	(955)
Customer withdrawals	(890)	(846)
Other, including participant withdrawals and benefit payments	(1,895)	(1,295)
Balance—March 31	$58,504	$53,649

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

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003
Premiums and fees	$239	$214
Net investment income	12	11
Other revenues	2	—
Segment revenues	253	225
Benefits and expenses	230	209
Income before taxes	23	16
Income taxes	8	6
Segment earnings	$15	$10
Realized investment gains, net of taxes	$1	$—

Results

International segment earnings increased in the first quarter of 2004, compared to the same period last year, primarily due to:

•	improved results in the life, accident and health insurance business, primarily in Asia; and
•	the positive impact of the divestiture of non-strategic businesses.

Premiums and Fees

Premiums and fees increased in the first quarter of 2004 compared to the same period last year reflecting:

•	sales growth in the life, accident and health insurance operations, primarily in Asia; and
•	higher premiums and fees for the expatriate employee benefit business principally resulting from membership growth.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003
Premiums and fees	$21	$23
Net investment income	24	15
Other revenues	(30)	56
Segment revenues	15	94
Benefits and expenses	24	117
Loss before income tax benefits	(9)	(23)
Income taxes (benefits)	1	(8)
Segment loss	$(10)	$(15)
Realized investment gains (losses), net of taxes	$1	$(1)

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

To support its program to reduce the equity market risks associated with these contracts, CIGNA expects to adjust the futures and forward contract positions and enter into other positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 5 of CIGNA’s 2003 Annual Report to Shareholders as restated.

The determination of reserves for variable annuity death benefits requires CIGNA to make critical accounting estimates, as discussed on page 13 of CIGNA’s 2003 Annual Report to Shareholders as restated. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility as discussed in Note 6 to the Financial Statements) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 52 for further information.

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

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003
Premiums and fees	$18	$22
Net investment income	80	97
Other revenues	47	48
Segment revenues	145	167
Benefits and expenses	129	134
Income before taxes	16	33
Income taxes	6	13
Segment earnings	$10	$20
Realized investment gains, (net of taxes)	$1	$—

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance on which policy loans are outstanding (leveraged corporate life insurance);
•	settlement annuity business; and
•	certain investment management services.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2004	2003
Segment loss (as restated)	$(43)	$(21)
Special items (after-tax) included in segment earnings:
Restructuring charge	$(20)	$—

Corporate reflects amounts not allocated to segments, such as stock option expense, interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss increased for the first quarter of 2004, compared with the same period of the prior year, primarily because of the effects of the restructuring charge in the period (see page 32).

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY (In millions)	Three Months Ended March 31, 2003
Revenues	$—
Loss before income tax benefits	$(3)
Income tax benefits	(1)
Loss from operations	(2)
Gains on sales, net of taxes of $25	50
Income from discontinued operations	$48

Results from discontinued operations primarily consist of after-tax gains on sales of businesses (see page 33 for additional information).

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

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of April 29, 2004, the current ratings of CIGNA and CG Life (CIGNA's principal subsidiary) were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings
		Senior Debt	Commercial Paper
A.M. Best	A-	—	—
Moody’s	A3	Baa3	P3
S&P	A-	BBB	A2
Fitch	A	BBB	F2

Following the close of the sale of the retirement benefits business, Standard and Poor’s and Fitch reduced by one notch CG Life’s rating, and Fitch reduced by one notch CIGNA's senior debt rating.

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

Contractual obligations. As of March 31, 2004, CIGNA's contractual obligations included $101 million in nonrecourse obligations due as follows: $60 million in 2004; $18 million in 2005 and 2006; and $23 million in 2007 and 2008. See Note 2 to the Financial Statements for additional information.

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

A significant portion of CIGNA’s investment assets is attributable to experience-rated pension policyholder contracts associated with the retirement benefits business. The following table shows the percentage of certain categories of investment assets that are held under policyholder contracts:

	March 31,	December 31,
	2004	2003
Securities supporting experience-rated pension policyholder contracts	100%	100%
Mortgage loans	54%	54%
Real estate	21%	46%
Other long-term investments	15%	24%

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

CIGNA’s portion of these losses is a component of realized investment results, which are discussed on page 30. The 2004 amounts attributable to policyholder contracts generally decreased because securities supporting experience-rated pension policyholder business are now reported in a trading portfolio.

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

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit contracts (see page 44) and guaranteed minimum income benefit contracts (see page 52); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, the use of proceeds from CIGNA's sale of its retirement benefits business, CIGNA’s restructuring programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA’s full year 2004 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increases in medical costs that are higher than anticipated in establishing premium rates in CIGNA’s health care operations, including increased use and costs of medical services;
2.
increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on page 34 for more information);

3.
challenges and risks associated with implementing the improvement initiatives in the health care operations, the organizational realignment and the reduction of overall CIGNA and health care cost structure, including that operational efficiencies and medical cost benefits do not emerge as expected;

4.	risks associated with the amount and timing of gain recognition on the sale of CIGNA's retirement benefits business;
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

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA’s disclosure controls and procedures, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In making this evaluation, CIGNA has considered matters relating to its restatement of previously issued financial statements for the periods covered by this report, including the process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded.

As set forth in Note 4 to the Financial Statements, CIGNA restated its financial statements for the periods covered by this report. The restatement resulted from a deficiency that CIGNA identified in its internal controls over management stock compensation processes. CIGNA has remediated the deficiency by implementing corrective actions to its internal controls over these processes.

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
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date: February 24, 2005

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratios of Earnings	Filed herewith.
to Fixed Charges

31.1	Certification of Chief Executive Officer	Filed herewith.
of CIGNA Corporation pursuant to
Rule 13a-14(a) or Rule 15d-14(a)
of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer	Filed herewith.
of CIGNA Corporation pursuant to
Rule 13a-14(a) or Rule 15d-14(a)
of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer	Furnished herewith.
of CIGNA Corporation pursuant to Rule
13a-14(b) or Rule 15d-14(b) and 18
U.S.C. Section 1350

32.2	Certification of Chief Financial Officer	Furnished herewith.
of CIGNA Corporation pursuant to Rule
13a-14(b) or Rule 15d-14(b) and 18
U.S.C. Section 1350

E-1