Form 10-Q/A
period 2004-06-30
CIGNA CORP
filed 2005-02-24
CIK 701221

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

Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K (except the Form 8-K with the date of earliest event reported February 7, 2005) previously filed by CIGNA should not be relied upon and are superseded by the information in this Quarterly Report on Form 10-Q/A. CIGNA will also file amended quarterly reports on Form 10-Q/A for each of the first and third quarters of 2004 and an amended annual report on Form 10-K/A for the year ended December 31, 2003.

CIGNA CORPORATION

INDEX

The following Items of the original filing on Form 10-Q are amended as indicated by this Amendment on Form 10-Q/A:

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Please note that the information contained in this Amendment, including the Consolidated Financial Statements and the Notes to the Financial Statements, does not reflect events occurring after the date of the original filing. Such events include, among others, the events described in our quarterly reports on Form 10-Q for the period ended September 30, 2004 and the events subsequently described in our current reports on Form 8-K. For a description of these events, please read our Exchange Act reports filed since the filing of the original Form 10-Q.

Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(As Restated, see Note 3)		(As Restated, see Note 3)
REVENUES
Premiums and fees	$3,507	$3,859	$7,131	$7,774
Net investment income	355	668	958	1,326
Other revenues	356	(2)	830	356
Realized investment gains	415	109	436	78
Total revenues	4,633	4,634	9,355	9,534

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	2,485	3,330	5,449	6,579
Policy acquisition expenses	61	61	125	120
Other operating expenses	1,345	1,323	2,720	2,634
Total benefits, losses and expenses	3,891	4,714	8,294	9,333

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	742	(80)	1,061	201

Income taxes (benefits):
Current	449	63	591	(8)
Deferred	(200)	(88)	(235)	77
Total taxes (benefits)	249	(25)	356	69

INCOME (LOSS) FROM CONTINUING OPERATIONS	493	(55)	705	132

INCOME FROM DISCONTINUED OPERATIONS	-	-	-	48

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	493	(55)	705	180

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(139)	-

NET INCOME (LOSS)	$493	$(55)	$566	$180

EARNINGS PER SHARE - BASIC

INCOME (LOSS) FROM CONTINUING OPERATIONS	$3.55	$(0.39)	$5.06	$0.94
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.35

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	3.55	(0.39)	5.06	1.29

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(1.00)	-

NET INCOME (LOSS)	$3.55	$(0.39)	$4.06	$1.29

EARNINGS PER SHARE - DILUTED

INCOME (LOSS) FROM CONTINUING OPERATIONS	$3.51	$(0.39)	$5.00	$0.94
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.34

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	3.51	(0.39)	5.00	1.28

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(0.98)	-

NET INCOME (LOSS)	$3.51	$(0.39)	$4.02	$1.28

DIVIDENDS DECLARED PER SHARE	$0.025	$0.330	$0.355	$0.660

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
		As of		As of
		June 30,		December 31,
		2004		2003

ASSETS		(As Restated, see Note 3)
Investments:
Fixed maturities, at fair value (amortized cost, $15,776; $15,772)		$16,415		$17,121
Securities supporting experience-rated pension policyholder
contracts, at fair value (amortized cost, $-; $10,558)		-		11,222
Equity securities, at fair value (cost, $111; $47)		155		78
Mortgage loans		3,707		8,655
Policy loans		1,585		1,572
Real estate		74		146
Other long-term investments		379		717
Short-term investments		284		147
Total investments		22,599		39,658
Cash and cash equivalents		3,033		1,392
Accrued investment income		275		468
Premiums, accounts and notes receivable		2,672		3,026
Reinsurance recoverables		21,759		6,395
Deferred policy acquisition costs		481		580
Property and equipment		868		973
Deferred income taxes		1,633		1,040
Goodwill		1,620		1,620
Other assets, including other intangibles		465		447
Separate account assets		36,658		35,393

Total assets		$92,063		$90,992

LIABILITIES
Contractholder deposit funds		$26,339		$26,979
Unpaid claims and claim expenses		4,144		4,708
Future policy benefits		11,298		11,545
Unearned premiums		357		326
Total insurance and contractholder liabilities		42,138		43,558
Accounts payable, accrued expenses and other liabilities		7,460		5,960
Long-term debt		1,438		1,500
Nonrecourse obligations		47		23
Separate account liabilities		36,658		35,393
Total liabilities		87,741		86,434

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 276; 275)		69		69
Additional paid-in capital		3,687		3,597
Net unrealized appreciation, fixed maturities	$219		$610
Net unrealized appreciation, equity securities	25		29
Net unrealized depreciation, derivatives	(6)		(12)
Net translation of foreign currencies	(16)		(14)
Minimum pension liability adjustment	(819)		(667)
Accumulated other comprehensive income (loss)		(597)		(54)
Retained earnings		10,019		9,503
Less treasury stock, at cost		(8,856)		(8,557)
Total shareholders' equity		4,322		4,558

Total liabilities and shareholders' equity		$92,063		$90,992

SHAREHOLDERS' EQUITY PER SHARE		$31.46		$32.42

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended June 30,	2004		2003
	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity
	(As Restated, see Note 3)

Common stock		$69		$68

Additional paid-in capital, April 1		3,646		3,533
Issuance of common stock for employee benefits plans		41		8
Additional paid-in capital, June 30		3,687		3,541

Accumulated other comprehensive loss, April 1		1		(125)
Net unrealized appreciation (depreciation), fixed maturities	$(544)	(544)	$186	186
Net unrealized depreciation, equity securities	(3)	(3)	(1)	(1)
Net unrealized appreciation (depreciation) on securities	(547)		185
Net unrealized depreciation, derivatives	(1)	(1)	(3)	(3)
Net translation of foreign currencies	(11)	(11)	6	6
Minimum pension liability adjustment	(39)	(39)	(13)	(13)
Other comprehensive income (loss)	(598)		175
Accumulated other comprehensive income (loss), June 30		(597)		50

Retained earnings, April 1		9,529		9,227
Net income (loss)	493	493	(55)	(55)
Common dividends declared		(3)		(46)
Retained earnings, June 30		10,019		9,126

Treasury stock, April 1		(8,577)		(8,538)
Repurchase of common stock		(284)		-
Other treasury stock transactions, net		5		(5)
Treasury stock, June 30		(8,856)		(8,543)
TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$(105)	$4,322	$120	$4,242

Six Months Ended June 30,

Common stock		$69		$68
Issuance of common stock for employee benefits plans		-		-
Common stock, June 30		69		68

Additional paid-in capital, January 1		3,597		3,503
Issuance of common stock for employee benefits plans		90		38
Additional paid-in capital, June 30		3,687		3,541

Accumulated other comprehensive loss, January 1		(54)		(202)
Net unrealized appreciation (depreciation), fixed maturities	$(391)	(391)	$254	254
Net unrealized depreciation, equity securities	(4)	(4)	(4)	(4)
Net unrealized appreciation (depreciation) on securities	(395)		250
Net unrealized appreciation (depreciation), derivatives	6	6	(5)	(5)
Net translation of foreign currencies	(2)	(2)	20	20
Minimum pension liability adjustment	(152)	(152)	(13)	(13)
Other comprehensive income (loss)	(543)		252
Accumulated other comprehensive income (loss), June 30		(597)		50

Retained earnings, January 1		9,503		9,038
Net income	566	566	180	180
Common dividends declared		(50)		(92)
Retained earnings, June 30		10,019		9,126

Treasury stock, January 1		(8,557)		(8,510)
Repurchase of common stock		(284)		-
Other treasury stock transactions, net		(15)		(33)
Treasury stock, June 30		(8,856)		(8,543)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$23	$4,322	$432	$4,242

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Six Months Ended June 30,
	2004	2003

	(As Restated, see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$705	$132
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(699)	(19)
Reinsurance recoverables	155	128
Deferred policy acquisition costs	(49)	(33)
Premiums, accounts and notes receivable	341	69
Accounts payable, accrued expenses and other liabilities	(63)	(70)
Current income taxes	471	319
Deferred income taxes	(235)	77
Realized investment (gains)	(436)	(78)
Depreciation and amortization	113	117
Gains on sales of businesses (excluding discontinued operations)	(75)	(33)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	954	-
Other, net	81	31
Net cash provided by operating activities of continuing operations	1,263	640

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,124	4,049
Equity securities	19	184
Mortgage loans	79	541
Other (primarily short-term investments)	4,474	3,090
Investment maturities and repayments:
Fixed maturities	447	1,343
Mortgage loans	408	505
Investments purchased:
Fixed maturities	(2,477)	(5,428)
Equity securities	(14)	(67)
Mortgage loans	(478)	(1,058)
Other (primarily short-term investments)	(4,344)	(3,221)
Proceeds from sale of business	2,103	209
Property and equipment, net	(32)	(46)
Other, net	(25)	-
Net cash provided by investing activities of continuing operations	1,284	101

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	2,045	3,242
Withdrawals and benefit payments from contractholder deposit funds	(2,577)	(3,561)
Net change in short-term debt	-	(3)
Repayment of long-term debt	(76)	(127)
Repurchase common stock	(272)	-
Issuance of common stock	24	-
Common dividends paid	(50)	(92)
Net cash used in financing activities of continuing operations	(906)	(541)

Net increase in cash and cash equivalents	1,641	200
Cash and cash equivalents, beginning of period	1,392	1,575

Cash and cash equivalents, end of period	$3,033	$1,775

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$107	$(327)
Interest paid	$57	$59

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

The SOP addresses accounting for certain contractual features of investment-related and universal life contracts and for separate accounts. The cumulative effect of implementing the SOP in the first quarter of 2004 was a reduction to net income of $139 million, of which $136 million resulted from recording liabilities for certain experience-rated pension policyholder contracts based on the appreciated value of associated pools of investments, primarily mortgage loans and real estate. CIGNA recorded additional benefits expense of $17 million pre-tax ($11 million after-tax) in the first quarter of 2004 to reflect the post-implementation effect of this accounting requirement. The sale of CIGNA's retirement benefits business generally resulted in the transfer to the buyer of the pool of investments and securities supporting experience-rated pension policyholder contracts discussed above. See Note 4 for information about this sale.

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

A summary of the significant effects of restatement is as follows:

Three Months Ended June 30	2004		2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Other Operating Expenses	$1,311	$1,345	$1,320	$1,323
Income (loss) from Continuing Operations	$515	$493	$(53)	$(55)
Net Income (loss)	$515	$493	$(53)	$(55)
Income (loss) from Continuing Operations per share
Basic	$3.71	$3.55	$(0.38)	$(0.39)
Diluted	$3.67	$3.51	$(0.38)	$(0.39)
Net Income (loss) per share
Basic	$3.71	$3.55	$(0.38)	$(0.39)
Diluted	$3.67	$3.51	$(0.38)	$(0.39)

Six Months Ended June 30	2004		2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Other Operating Expenses	$2,678	$2,720	$2,630	$2,634
Income from Continuing Operations	$732	$705	$135	$132
Net Income	$593	$566	$183	$180
Income from Continuing Operations per share
Basic	$5.25	$5.06	$0.97	$0.94
Diluted	$5.19	$5.00	$0.96	$0.94
Net Income per share
Basic	$4.25	$4.06	$1.31	$1.29
Diluted	$4.21	$4.02	$1.30	$1.28

	As of June 30, 2004		As of December 31, 2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Deferred Tax Asset	$1,583	$1,633	$1,001	$1,040
Shareholders’ Equity	$4,272	$4,322	$4,519	$4,558

Stock compensation. CIGNA uses the intrinsic value method of accounting for stock options granted to employees. The following table illustrates the effect on CIGNA’s reported net income (loss) and earnings (loss) per share (using the Black-Scholes option-pricing model for stock options) if compensation expense was based on the fair value method of accounting for all stock awards.

(In millions,	Three Months Ended June 30,		Six Months Ended June 30,
except per share amounts)	2004	2003	2004	2003
	(As Restated)
Net income (loss) as reported	$493	$(55)	$566	$180
Compensation expense (recovery) for restricted stock grants, net of taxes (benefits), included in net income (loss) as reported	(3)	—	1	4
Compensation expense for stock options, net of taxes, included in net income( loss) as reported	22	2	27	3
Total compensation expense for stock options and restricted stock grants under fair value method for all awards, net of taxes	(8)	(9)	(22)	(22)
Pro forma net income (loss)	$504	$(62)	$572	$165
Basic - as reported	$3.55	$(0.39)	$4.06	$1.29
Basic - pro forma	$3.63	$(0.44)	$4.10	$1.18
Diluted - as reported	$3.51	$(0.39)	$4.02	$1.28
Diluted - pro forma	$3.59	$(0.44)	$4.07	$1.18

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

As this transaction was primarily in the form of a reinsurance arrangement, $542 million of the after-tax gain was deferred and will be amortized over future periods at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). The gain amortization is subject to acceleration as the reinsured liabilities are directly assumed by the buyer. In the second quarter of 2004, CIGNA recognized $33 million pre-tax ($22 million after-tax) in other revenues in the Run-off Retirement segment for gain amortization. The sales agreement provides for post-closing adjustments; however, any future adjustments are not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

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

At June 30, 2004, CIGNA had approximately $3.3 billion of invested assets, primarily fixed maturities and mortgage loans, supporting certain modified coinsurance arrangements with the buyer, of which $2.0 billion was held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying modified coinsurance arrangements. As a result of these modified coinsurance arrangements, CIGNA has embedded derivatives that transfer to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. Decreases or significant increases in interest rates or credit risks could result in material volatility in CIGNA's consolidated net income into 2006. In the second quarter of 2004, CIGNA recorded $41 million pre-tax in other revenues for these effects. These effects were offset by a pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under these arrangements.

The modified coinsurance arrangement supported by the $2.0 billion business trust provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities. In the second quarter of 2004, CIGNA reclassified unrealized appreciation of $166 million after-tax from shareholders' equity to other liabilities for this modified coinsurance arrangement.

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

Lovelace and Brazilian Health Care Discontinued Operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY (In millions)	Six Months Ended June 30, 2003
Income Statement Data
Revenues	$—
Loss before income tax benefits	$(3)
Income tax benefits	(1)
Loss from operations	(2)
Gains on sales, net of taxes of $25	50
Income from discontinued operations	$48

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*.	Corporate	Total
First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	—	5
Total	44	31	75
First quarter 2004 payments:
Severance	(2)	(4)	(6)
Balance as of March 31, 2004	42	27	69
Second quarter 2004 charge:
Severance	—	4	4
Real estate and other	3	—	3
Total	3	4	7
Second quarter 2004 payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	—	(1)
Balance as of June 30, 2004	$34	$23	$57

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
___________________
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

CIGNA expects to adjust the futures and forward contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 5 of CIGNA's 2003 Annual Report to Shareholders.

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 13 of CIGNA’s 2003 Annual Report to Shareholders as restated. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Prior to the second quarter of 2003, CIGNA's experience of partial surrenders under its guaranteed minimum death benefit contracts was not sufficient to support an explicit reserve assumption. Separately, from mid-2002 through the first quarter of 2003, CIGNA experienced continued adverse mortality development under these contracts. During the second quarter of 2003, CIGNA conducted a special review of the emerging partial surrender activity to determine if sufficient credible data existed for an explicit reserve assumption. The review also included a detailed study of other reserve assumptions, including mortality, to validate the cause of the adverse experience and to determine whether or not long-term mortality expectations should be changed.

As a result of the review, CIGNA recorded the after-tax charge of $286 million referenced above consisting of the following:

•
$169 million for the addition of an explicit assumption for both actual and projected future partial surrenders. This estimate is based on annual election rates that vary depending on the net amount at risk for each policy (see below for more information);

•	$56 million primarily reflecting refinements to assumptions relating to the timing of lapses, death benefits and premiums to better reflect CIGNA's experience;
•	$39 million due to higher assumed mortality reflecting adverse experience based on annuitant deaths during the period from late 2000 into 2003; and
•
$22 million resulting from a decrease in assumed mean investment performance reflecting experience and future expectations based on history for similar investments and considering CIGNA's program to reduce equity market exposures.

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

Components of net other postretirement benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Service cost	$—	$—	$1	$1
Interest cost	8	7	17	18
Expected return on plan assets	—	—	(1)	(1)
Amortization of prior service cost	(4)	(3)	(8)	(8)
Net other postretirement benefit cost	$4	$4	$9	$10

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Fixed maturities	$107	$40	$116	$17
Equity securities	10	52	12	36
Mortgage loans	219	—	219	(1)
Real estate	54	—	52	(1)
Derivatives and other	25	17	37	27
Realized investment gains, before income taxes	415	109	436	78
Less income taxes	146	37	153	27
Net realized investment gains	$269	$72	$283	$51

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

As of June 30, 2004, fixed maturities include $196 million of securities classified as trading and carried at fair value with changes in fair value reported in other revenues. The change in fair value of these securities was $4 million pre-tax for the second quarter and six months of 2004.

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

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax
Three Months Ended June 30,
2004
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(462)	$157	$(305)
Gains realized on securities	(117)	41	(76)
Reclassification to other liabilities for modified coinsurance	(256)	90	(166)
Net unrealized depreciation, securities	$(835)	$288	$(547)
Net unrealized depreciation, derivatives	$(3)	$2	$(1)
Net translation of foreign currencies	$(17)	$6	$(11)
Minimum pension liability adjustment	$(60)	$21	$(39)
2003
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$377	$(133)	$244
Gains realized on securities	(92)	33	(59)
Net unrealized appreciation, securities	$285	$(100)	$185
Net unrealized depreciation, derivatives	$(5)	$2	$(3)
Net translation of foreign currencies	$9	$(3)	$6
Minimum pension liability adjustment	$(21)	$8	$(13)
Six Months Ended June 30,
2004
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(218)	$72	$(146)
Gains realized on securities	(128)	45	(83)
Reclassification to other liabilities for modified coinsurance	(256)	90	(166)
Net unrealized depreciation, securities	$(602)	$207	$(395)
Net unrealized appreciation, derivatives	$8	$(2)	$6
Net translation of foreign currencies	$(4)	$2	$(2)
Minimum pension liability adjustment	$(234)	$82	$(152)
2003
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$437	$(153)	$284
Gains realized on securities	(53)	19	(34)
Net unrealized appreciation, securities	$384	$(134)	$250
Net unrealized depreciation, derivatives	$(8)	$3	$(5)
Net translation of foreign currencies:
Net translation on foreign currencies held	$14	$(5)	$9
Foreign currency translation losses realized on sale of business	17	(6)	11
Net translation of foreign currencies	$31	$(11)	$20
Minimum pension liability adjustment	$(21)	$8	$(13)

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share (as restated) were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended June 30,
2004
Income from continuing operations	$493	$—	$493
Shares (in thousands):
Weighted average	138,801	—	138,801
Options and restricted stock grants		1,701	1,701
Total shares	138,801	1,701	140,502
EPS	$3.55	$(0.04)	$3.51
2003
Loss from continuing operations	$(55)	$—	$(55)
Shares (in thousands):
Weighted average	139,735	—	139,735
Options and restricted stock grants*		—	—
Total shares	139,735	—	139,735
EPS	$(0.39)	—	$(0.39)
Six Months Ended June 30,
2004
Income from continuing operations	$705	$—	$705
Shares (in thousands):
Weighted average	139,402	—	139,402
Options and restricted stock grants		1,503	1,503
Total shares	139,402	1,503	140,905
EPS	$5.06	$(0.06)	$5.00
2003
Income from continuing operations	$132	$—	$132
Shares (in thousands):
Weighted average	139,712	—	139,712
Options and restricted stock grants		695	695
Total shares	139,712	695	140,407
EPS	$0.94	—	$0.94

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $15.6 billion at June 30, 2004 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.3 billion at June 30, 2004, and $5.4 billion at December 31, 2003, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.
_______________________________________
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

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Premiums and fees and other revenues
Health Care	$2,944	$3,325	$5,987	$6,690
Disability and Life	519	483	1,046	956
International	255	208	496	422
Run-off Retirement	94	63	328	135
Run-off Reinsurance	(9)	(297)	(18)	(218)
Other Operations	71	92	152	180
Corporate	(11)	(17)	(30)	(35)
Total	$3,863	$3,857	$7,961	$8,130
Income (loss) from continuing operations
Health Care	$175	$80	$327	$200
Disability and Life	48	40	87	79
International	20	11	35	21
Run-off Retirement	29	52	56	97
Run-off Reinsurance	(13)	(306)	(23)	(321)
Other Operations	18	26	36	56
Corporate (restated)	(53)	(30)	(96)	(51)
Segment earnings (restated)	224	(127)	422	81
Realized investment gains , net of taxes	269	72	283	51
Income from continuing operations (restated)	$493	$(55)	$705	$132

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

INDEX
Introduction	30
Overview	30
Consolidated Results of Operations (As Restated, See Note 3)	32
Sale of Retirement Benefits Business	34
Other Matters	35
Health Care	40
Disability and Life	43
International	44
Run-off Retirement	45
Run-off Reinsurance	46
Other Operations	49
Corporate (As Restated, See Note 3)	50
Discontinued Operations	50
Liquidity and Capital Resources	50
Investment Assets	56
Market Risk	57
Cautionary Statement	59

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2004”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 59.

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

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, clinical information management, dental benefits, and disease management) as well as group disability, life and accident insurance, and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off retirement operation (see page 45 for further discussion) and a run-off reinsurance operation.

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

CIGNA generates revenues, income and cash flows by maintaining and growing its relationships with employers and consumers, charging prices that reflect emerging experience and investing available cash at attractive rates of return for appropriate durations. CIGNA's ability to increase operating results in terms of growth in revenues, net income and operating cash flow is directly related to its ability to execute plans that address broad economic factors as well as company-specific drivers.

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

Management is focused, in particular, on improving the performance of the health care operations and on the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) lower medical cost trends; (2) deliver quality member service; (3) lower administrative expenses; and (4) improve medical membership results (see page 42 for further discussion). In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures.

The recent sale of the retirement benefits business improved parent company liquidity and enhanced financial flexibility for CIGNA but reduced revenues, net income, cash flows from operating activities and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
	(As Restated, See Note 3)
Premiums and fees	$3,507	$3,859	$7,131	$7,774
Net investment income	355	668	958	1,326
Other revenues	356	(2)	830	356
Realized investment gains	415	109	436	78
Total revenues	4,633	4,634	9,355	9,534
Benefits and expenses	3,891	4,714	8,294	9,333
Income (loss) from continuing operations before taxes (benefits)	742	(80)	1,061	201
Income taxes (benefits)	249	(25)	356	69
Income (loss) from continuing operations	493	(55)	705	132
Income from discontinued operations	—	—	—	48
Income (loss) before cumulative effect of accounting change	493	(55)	705	180
Cumulative effect of accounting change, net of taxes (See Note 2 to the Financial Statements)	—	—	(139)	—
Net income (loss)	$493	$(55)	$566	$180
Realized investment gains, net of taxes	$269	$72	$283	$51

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

Income (loss) from continuing operations includes special items, which are discussed below. Excluding these special items, CIGNA’s results increased for the second quarter and six months of 2004, compared with the same periods last year, primarily due to the gain recognition on the sale of the retirement benefits business and higher earnings in the Health Care segment (see page 40 for discussion of the drivers of these results).

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (in millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
Three Months Ended June 30,
2003
Reserve charge on guaranteed minimum death benefit contracts (see page 32)	$(441)	$(286)
Restructuring items, net*	5	3
Total	$(436)	$(283)
Six Months Ended June 30,
2004
Restructuring charge (see page 24)	$(75)	$(49)
Effect of new accounting pronouncement (see page 31)	(17)	(11)
Total	$(92)	$(60)
2003
Reserve charge on guaranteed minimum death benefit contracts (see page 32)	$(441)	$(286)
Restructuring items, net*	11	7
Total	$(430)	$(279)

Revenues

Revenues decreased for the second quarter and six months of 2004 compared with the same periods last year primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership; and
•	reduced net investment income primarily related to the sale of the retirement benefits business.

These declines were partially offset by:

•	higher realized investment gains primarily due to the recognition of a portion of the gain on sale of the retirement benefits business; and
•	lower losses recognized from futures and forward contracts, in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 46).

In addition, the decrease for the six months of 2004 was offset by higher other revenues from securities supporting experience-rated pension policyholder contracts, prior to the sale of the retirement benefits business.

Outlook for 2004

Subject to the factors noted in the Cautionary Statement on page 59, management expects full year 2004 income from continuing operations excluding realized investment results and special items to be lower than the first six months on an annualized basis. The Company’s full year consolidated outlook reflects lower earnings resulting from the sale of the retirement benefits business. In addition, CIGNA's outlook assumes that favorable prior year claims development and certain favorable expense items included in Health Care segment earnings for the first six months of 2004 will not recur.

________________
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

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as estimates with respect to contracts that guarantee a minimum level of income benefits (see page 54 for further discussion), post-employment and postretirement benefits, certain compensation accruals and income taxes.

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

As this transaction was primarily in the form of a reinsurance arrangement, $542 million of the after-tax gain was deferred and will be amortized over future periods at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). The gain amortization is subject to acceleration as described below. In the second quarter of 2004, CIGNA recognized $33 million pre-tax ($22 million after-tax) in other revenues in the Run-off Retirement segment for gain amortization. The sales agreement provides for post-closing adjustments; however, any future adjustments are not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

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

At June 30, 2004, CIGNA had approximately $3.3 billion of invested assets, primarily fixed maturities and mortgage loans, supporting certain modified coinsurance arrangements with the buyer, of which $2.0 billion was held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying modified coinsurance arrangements. As a result of these modified coinsurance arrangements, CIGNA has embedded derivatives that transfer to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. Decreases or significant increases in interest rates or credit risks could result in material volatility in CIGNA's consolidated net income into 2006. In the second quarter of 2004, CIGNA recorded $41 million pre-tax in other revenues for these effects. These effects were offset by a pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under these arrangements.

The modified coinsurance arrangement supported by the $2.0 billion business trust provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities. In the second quarter of 2004, CIGNA reclassified unrealized appreciation of $166 million after-tax from shareholders' equity to other liabilities for this modified coinsurance arrangement.

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	—	5
Total	44	31	75
First quarter 2004 payments:
Severance	(2)	(4)	(6)
Balance as of March 31, 2004	42	27	69
Second quarter 2004 charge:
Severance	—	4	4
Real estate and other	3	—	3
Total	3	4	7
Second quarter 2004 payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	—	(1)
Balance as of June 30, 2004	$34	$23	$57

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

_________________________
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

See “Unicover and other run-off reinsurance” on page 48 for a description of legal matters arising out of the run-off reinsurance operations.

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

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$2,689	$3,097	$5,475	$6,240
Net investment income	69	74	141	142
Other revenues	255	228	512	450
Segment revenues	3,013	3,399	6,128	6,832
Benefits and expenses	2,748	3,269	5,627	6,513
Income before taxes	265	130	501	319
Income taxes	90	50	174	119
Segment earnings	$175	$80	$327	$200
Realized investment gains, net of taxes	$—	$19	$4	$11
Special items (after-tax) included in segment earnings:
Restructuring charge	$—	$—	$(28)	$—
Restructuring item	$—	$11	$—	$15

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

Segment earnings for the HMO and Indemnity operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
HMO operations	$149	$72	$287	$175
Indemnity operations	26	8	40	25
Total	$175	$80	$327	$200
Total special items (after- tax) for HMO and Indemnity operations:
HMO operations	$—	$6	$(3)	$8
Indemnity operations	$—	$5	$(25)	$7

HMO results, excluding the special items noted above, increased for the second quarter and six months of 2004, compared with the same periods last year, primarily reflecting:

•	favorable prior year claims development compared to unfavorable development in the same period last year;
•
underlying improvement in the Commercial HMO medical cost ratio, excluding the impact of prior year claims development, reflecting execution of CIGNA's medical management model resulting in improved inpatient utilization and pricing actions;

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

Lowering medical cost trend. In early 2003, CIGNA implemented a new centralized medical management model to help facilitate consistent levels of care for its members and to reduce infrastructure expenses. As a result of solid execution of CIGNA's medical management model, inpatient utilization rates, particularly in the Commercial HMO line of business, continued to decline through the first six months of 2004.

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

Lowering administrative expenses. Early in 2004, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. See page 35 for further discussion of charges recorded through the first six months of 2004 related to this matter. CIGNA continues to perform operational reviews in order to identify additional cost savings.

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

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$471	$432	$946	$855
Net investment income	64	60	124	121
Other revenues	48	51	100	101
Segment revenues	583	543	1,170	1,077
Benefits and expenses	518	488	1,051	970
Income before taxes	65	55	119	107
Income taxes	17	15	32	28
Segment earnings	$48	$40	$87	$79
Realized investment gains, net of taxes	$—	$31	$1	$22
Special item (after-tax) included in segment earnings:
Restructuring items, net	$—	$1	$(1)	$1

The Disability and Life segment includes group accident and specialty association business in addition to its disability and life insurance products.

Results

Disability and Life segment earnings increased for the second quarter and six months of 2004, primarily reflecting:

•	favorable mortality experience in the life insurance business and continued strong disability management execution; and
•	reduced operating expenses due to restructuring-related actions and improved expense management.

These factors were partially offset by an increase to reserves in the specialty association business.

Premiums and Fees

Premiums and fees increased for the second quarter and six months of 2004 compared to the same periods last year primarily reflecting higher new business and strong customer retention in both life and disability products.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$252	$207	$491	$421
Net investment income	14	15	26	26
Other revenues	3	1	5	1
Segment revenues	269	223	522	448
Benefits and expenses	238	206	468	415
Income before taxes	31	17	54	33
Income taxes	11	6	19	12
Segment earnings	$20	$11	$35	$21
Realized investment gains, net of taxes	$—	$5	$1	$5

Results

International segment earnings increased for the second quarter and six months of 2004, compared with the same periods last year, primarily due to improved results in the life, accident and health insurance business, primarily in Korea, and the positive impact of the divestiture of non-strategic businesses.

Premiums and Fees

Premiums and fees increased for the second quarter and six months of 2004 compared to the same periods last year reflecting:

•	sales growth in the life, accident and health insurance operations, primarily in Korea; and
•	higher premiums and fees for the expatriate employee benefit business principally resulting from membership growth.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$47	$63	$116	$135
Net investment income	55	367	371	733
Other revenues	47	—	212	—
Segment revenues	149	430	699	868
Benefits and expenses	111	357	627	732
Income before taxes	38	73	72	136
Income taxes	9	21	16	39
Segment earnings	$29	$52	$56	$97
Realized investment gains, net of taxes	$262	$6	$267	$4
Special item (after-tax) included in segment earnings:
Effect of new accounting pronouncement (see Note 2 to the Financial Statements)	$—	$—	$(11)	$—

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	expenses associated with the run-off of this business; and
•	results of the retirement benefits business prior to the sale.

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

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$19	$14	$40	$37
Net investment income	24	20	48	35
Other revenues	(28)	(311)	(58)	(255)
Segment revenues	15	(277)	30	(183)
Benefits and expenses	34	181	58	298
Loss before income tax benefits	(19)	(458)	(28)	(481)
Income taxes (benefits)	(6)	(152)	(5)	(160)
Segment loss	$(13)	$(306)	$(23)	$(321)
Realized investment gains (losses), net of taxes	$(3)	$10	$(2)	$9
Special item (after-tax) included in segment loss:
Reserve charge on guaranteed minimum death benefit contracts	$—	$(286)	$—	$(286)

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

CIGNA expects to adjust the futures and forward contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 5 of CIGNA's 2003 Annual Report to Shareholders.

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 13 of CIGNA’s 2003 Annual Report to Shareholders as restated. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility as discussed in Note 6 to the Financial Statements) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Prior to the second quarter of 2003, CIGNA's experience of partial surrenders under its guaranteed minimum death benefit contracts was not sufficient to support an explicit reserve assumption. Separately, from mid-2002 through the first quarter of 2003, CIGNA experienced continued adverse mortality development under these contracts. During the second quarter of 2003, CIGNA conducted a special review of the emerging partial surrender activity to determine if sufficient credible data existed for an explicit reserve assumption. The review also included a detailed study of other reserve assumptions, including mortality, to validate the cause of the adverse experience and to determine whether or not long-term mortality expectations should be changed.

As a result of the review, CIGNA recorded the after- tax charge of $286 million referenced above consisting of the following:

•
$169 million for the addition of an explicit assumption for both actual and projected future partial surrenders. This estimate is based on annual election rates that vary depending on the net amount at risk for each policy (see Note 6 for more information);

•	$56 million primarily reflecting refinements to assumptions relating to the timing of lapses, death benefits and premiums to better reflect CIGNA's experience;
•	$39 million due to higher assumed mortality reflecting adverse experience based on annuitant deaths during the period from late 2000 into 2003; and
•
$22 million resulting from a decrease in assumed mean investment performance reflecting experience and future expectations based on history for similar investments and considering CIGNA's program to reduce equity market exposures.

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

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 54 for further information.

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

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$29	$46	$63	$86
Net investment income	125	132	244	269
Other revenues	42	46	89	94
Segment revenues	196	224	396	449
Benefits and expenses	167	184	340	362
Income before taxes	29	40	56	87
Income taxes	11	14	20	31
Segment earnings	$18	$26	$36	$56
Realized investment gains, net of taxes	$10	$1	$12	$—

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance;
•	leveraged corporate life insurance (corporate life insurance on which policy loans are outstanding);
•	settlement annuity business; and
•	certain investment management services.

Results

Segment earnings for Other Operations declined for the second quarter and six months of 2004 compared to the same periods last year primarily due to:

•	higher severance and employee retention costs for investment operations supporting the sold retirement benefits business; and
•	lower earnings in the individual life insurance and annuity business as a result of an increase to litigation reserves and lower amortized gains.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment loss (restated)	$(53)	$(30)	$(96)	$(51)
Special item (after-tax) included in segment loss:
Restructuring charge	$—	$(9)	$(20)	$(9)

Corporate reflects amounts not allocated to segments, such as stock option expense, interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss increased for the second quarter and six months of 2004, compared with the same periods last year primarily because of:

•	stock compensation expense;
•	the inclusion of overhead costs previously allocated to the sold retirement benefits business; and
•	costs associated with retiring $76 million of long-term debt (see Contractual obligations on page 53 for additional information).

The loss for six months of 2004 also increased due to higher restructuring charges.

Management expects to eliminate the excess overhead from its operations by year end 2004 through restructuring actions and other cost reduction initiatives.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY (In millions)	Six Months Ended June 30, 2003
Revenues	$—
Loss before income tax benefits	$(3)
Income tax benefits	(1)
Loss from operations	(2)
Gains on sales, net of taxes of $25	50
Income from discontinued operations	$48

Results from discontinued operations primarily consist of after-tax gains on sales of businesses (see page 37 for additional information).

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

Cash and cash equivalents increased $1.6 billion in 2004 and $200 million in 2003. Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits, losses and expenses.

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

Upon closing the sale of the retirement benefits business, CIGNA reinitiated its share repurchase program and actively began repurchasing shares. From April 1, 2004 through August 3, 2004, CIGNA repurchased 5.1 million shares through this program at an average price of $67.25 per share for an aggregate cost of $340 million. On July 28, 2004, CIGNA's Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining authorization as of August 3, 2004, was for $732 million.

See also the table in Part II, Item 2 of CIGNA's Form 10-Q as originally filed for more information on share repurchase activity for the quarter ended June 30, 2004.

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

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of August 3, 2004, the ratings of CIGNA and CG Life (CIGNA's principal subsidiary) were as follows:

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

Contractual obligations. As of June 30, 2004, CIGNA's contractual obligations included $47 million in nonrecourse obligations due as follows: $22 million in 2005 and 2006; and $25 million in 2007 and 2008. See Note 2 to the Financial Statements for additional information.

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

The following table shows problem and potential problem bonds and mortgage loans as well as foreclosed real estate, net of valuation reserves and write-downs (including amounts attributable to experience-rated pension policyholder contracts as of December 31, 2003):

(In millions)	June 30, 2004	December 31, 2003
Problem bonds	$92	$132
Potential problem bonds	$48	$161
Problem mortgage loans	$35	$24
Potential problem mortgage loans	$170	$335
Foreclosed real estate held and used	$—	$23

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
CIGNA	$5	$3	$11	$26
Other	$—	$12	$1	$48

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

As discussed on page 34, CIGNA sold its retirement benefits business on April 1, 2004. As a result, the effect of a hypothetical increase in interest rates of 100 basis points on the fair values of certain of CIGNA's financial instruments decreased from December 31, 2003 to approximately $1 billion as of June 30, 2004. Certain financial instruments, such as separate account assets and liabilities, reinsurance recoverables, insurance contract liabilities and reinsured contractholder deposit funds are excluded from this hypothetical calculation. In addition, CIGNA reports the effects of embedded derivatives under modified coinsurance arrangements that transfer to the buyer of the retirement benefits business certain unrealized changes in fair value due to interest rate and credit risks of the underlying invested assets, primarily fixed maturities and mortgage loans. As of June 30, 2004, a hypothetical 100 basis point decline in interest rates would decrease net income by approximately $35 million for the effects of these embedded derivatives. A hypothetical 200 basis point decline in interest rates would decrease net income by approximately $140 million for the effects of these embedded derivatives. Associated increases in the fair values of the underlying fixed maturities would be reflected in shareholders’ equity.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit contracts (see page 46) and guaranteed minimum income benefit contracts (see page 54); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA’s employee pension plans.

*

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
2.
increased medical, administrative, technology or other costs resulting from legislative and regulatory challenges to, and new regulatory requirements imposed on, CIGNA’s health care business (see Health care regulation on page 37 for more information);

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