Form 10-Q/A
period 2004-09-30
CIGNA CORP
filed 2005-02-24
CIK 701221

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

As of September 30, 2004, 134,252,295 shares of the issuer's common stock were outstanding.

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

Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K (except the Form 8-K with the date of earliest event reported February 7, 2005) previously filed by CIGNA should not be relied upon and are superseded by the information in this Quarterly Report on Form 10-Q/A. CIGNA will also file amended quarterly reports on Form 10-Q/A for each of the first and second quarters of 2004 and an amended annual report on Form 10-K/A for the year ended December 31, 2003.

CIGNA CORPORATION

INDEX

The following Items of the original filing on Form 10-Q are amended as indicated by this Amendment on Form 10-Q/A:

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Please note that the information contained in this Amendment, including the Consolidated Financial Statements and the Notes to the Financial Statements, does not reflect events occurring after the date of the original filing. Such events include, among others, the events subsequently described in our current reports on Form 8-K. For a description of these events, please read our Exchange Act reports filed since the filing of the Original Form 10-Q.

Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(As Restated, See Note 3)		(As Restated, See Note 3)
REVENUES
Premiums and fees	$3,615	$3,841	$10,746	$11,615
Net investment income	340	623	1,298	1,949
Other revenues	513	260	1,343	616
Realized investment gains	11	49	447	127
Total revenues	4,479	4,773	13,834	14,307

BENEFITS, LOSSES AND EXPENSES
Benefits, losses and settlement expenses	2,617	3,020	8,066	9,599
Policy acquisition expenses	56	66	181	186
Other operating expenses	1,305	1,406	4,025	4,040
Total benefits, losses and expenses	3,978	4,492	12,272	13,825

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	501	281	1,562	482

Income taxes (benefits):
Current	58	93	649	85
Deferred	131	(7)	(104)	70
Total taxes	189	86	545	155

INCOME FROM CONTINUING OPERATIONS	312	195	1,017	327

INCOME FROM DISCONTINUED OPERATIONS	-	-	-	48

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	312	195	1,017	375

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(139)	-

NET INCOME	$312	$195	$878	$375

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS	$2.31	$1.40	$7.38	$2.34
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.34

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	2.31	1.40	7.38	2.68

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(1.01)	-

NET INCOME	$2.31	$1.40	$6.37	$2.68

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS	$2.29	$1.39	$7.29	$2.33
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	0.34

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	2.29	1.39	7.29	2.67

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	(0.99)	-

NET INCOME	$2.29	$1.39	$6.30	$2.67

DIVIDENDS DECLARED PER SHARE	$0.025	$0.330	$0.380	$0.990

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
		As of		As of
		September 30,		December 31,
		2004		2003
	(As Restated, See Note 3)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $15,499; $15,772)		$16,605		$17,121
Securities supporting experience-rated pension policyholder
contracts, at fair value (amortized cost, $-; $10,558)		-		11,222
Equity securities, at fair value (cost, $80; $47)		114		78
Mortgage loans		3,627		8,655
Policy loans		1,589		1,572
Real estate		71		146
Other long-term investments		427		717
Short-term investments		112		147
Total investments		22,545		39,658
Cash and cash equivalents		2,925		1,392
Accrued investment income		295		468
Premiums, accounts and notes receivable		2,701		3,026
Reinsurance recoverables		19,650		6,395
Deferred policy acquisition costs		505		580
Property and equipment		816		973
Deferred income taxes		1,381		1,040
Goodwill		1,620		1,620
Other assets, including other intangibles		395		447
Separate account assets		36,040		35,393

Total assets		$88,873		$90,992

LIABILITIES
Contactholder deposit funds		$24,052		$26,979
Unpaid claims and claim expenses		4,226		4,708
Future policy benefits		11,457		11,545
Unearned premiums		385		326
Total insurance and contractholder liabilities		40,120		43,558
Accounts payable, accrued expenses and other liabilities		6,565		5,960
Long-term debt		1,438		1,500
Nonrecourse obligations		53		23
Separate account liabilities		36,040		35,393
Total liabilities		84,216		86,434

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 276; 275)		69		69
Additional paid-in capital		3,698		3,597
Net unrealized appreciation, fixed maturities	$417		$610
Net unrealized appreciation, equity securities	18		29
Net unrealized depreciation, derivatives	(3)		(12)
Net translation of foreign currencies	(13)		(14)
Minimum pension liability adjustment	(798)		(667)
Accumulated other comprehensive loss		(379)		(54)
Retained earnings		10,327		9,503
Less treasury stock, at cost		(9,058)		(8,557)
Total shareholders' equity		4,657		4,558

Total liabilities and shareholders' equity		$88,873		$90,992

SHAREHOLDERS' EQUITY PER SHARE		$34.69		$32.42

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,	2004		2003
	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity
	(As Restated, See Note 3)		(As Restated, See Note 3)
Common stock, July 1		$69		$68
Issuance of common stock for employee benefits plans		-		1
Common stock, September 30		69		69

Additional paid-in capital, July 1		3,687		3,541
Issuance of common stock for employee benefits plans		11		17
Additional paid-in capital, September 30		3,698		3,558

Accumulated other comprehensive income (loss), July 1		(597)		50
Net unrealized appreciation (depreciation), fixed maturities	$198	198	$(99)	(99)
Net unrealized depreciation, equity securities	(7)	(7)	(20)	(20)
Net unrealized appreciation (depreciation) on securities	191		(119)
Net unrealized appreciation (depreciation), derivatives	3	3	(4)	(4)
Net translation of foreign currencies	3	3	(4)	(4)
Minimum pension liability adjustment	21	21	-	-
Other comprehensive income (loss)	218		(127)
Accumulated other comprehensive loss, September 30		(379)		(77)

Retained earnings, July 1		10,019		9,126
Net income	312	312	195	195
Common dividends declared		(4)		(47)
Retained earnings, September 30		10,327		9,274

Treasury stock, July 1		(8,856)		(8,543)
Repurchase of common stock		(210)		-
Other treasury stock transactions, net		8		(15)
Treasury stock, September 30		(9,058)		(8,558)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$530	$4,657	$68	$4,266

Nine Months Ended September 30,

Common stock, January 1		$69		$68
Issuance of common stock for employee benefits plans		-		1
Common stock, September 30		69		69

Additional paid-in capital, January 1		3,597		3,503
Issuance of common stock for employee benefits plans		101		55
Additional paid-in capital, September 30		3,698		3,558

Accumulated other comprehensive loss, January 1		(54)		(202)
Net unrealized appreciation (depreciation), fixed maturities	$(193)	(193)	$155	155
Net unrealized depreciation, equity securities	(11)	(11)	(24)	(24)
Net unrealized appreciation (depreciation) on securities	(204)		131
Net unrealized appreciation (depreciation), derivatives	9	9	(9)	(9)
Net translation of foreign currencies	1	1	16	16
Minimum pension liability adjustment	(131)	(131)	(13)	(13)
Other comprehensive income (loss)	(325)		125
Accumulated other comprehensive loss, September 30		(379)		(77)

Retained earnings, January 1		9,503		9,038
Net income	878	878	375	375
Common dividends declared		(54)		(139)
Retained earnings, September 30		10,327		9,274

Treasury stock, January 1		(8,557)		(8,510)
Repurchase of common stock		(494)		-
Other treasury stock transactions, net		(7)		(48)
Treasury stock, September 30		(9,058)		(8,558)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$553	$4,657	$500	$4,266

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Nine Months Ended September 30,
	2004	2003
	(As Restated, See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$1,017	$327
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Insurance liabilities	(601)	13
Reinsurance recoverables	127	198
Deferred policy acquisition costs	(72)	(49)
Premiums, accounts and notes receivable	309	75
Accounts payable, accrued expenses and other liabilities	(203)	(346)
Current income taxes	98	405
Deferred income taxes	(104)	70
Realized investment (gains)	(447)	(127)
Depreciation and amortization	174	187
Gains on sales of businesses (excluding discontinued operations)	(239)	(57)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	1,039	-
Other, net	83	145
Net cash provided by operating activities of continuing operations	1,181	841

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	2,245	5,815
Equity securities	62	282
Mortgage loans	64	641
Other (primarily short-term investments)	5,803	5,334
Investment maturities and repayments:
Fixed maturities	655	1,915
Mortgage loans	662	922
Investments purchased:
Fixed maturities	(3,624)	(8,516)
Equity securities	(14)	(54)
Mortgage loans	(668)	(1,442)
Other (primarily short-term investments)	(5,575)	(4,883)
Proceeds from sale of businesses	2,103	227
Property and equipment, net	(32)	(67)
Other, net	(24)	(16)
Net cash provided by investing activities of continuing operations	1,657	158

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	2,235	5,878
Withdrawals and benefit payments from contractholder deposit funds	(2,908)	(6,222)
Net change in short-term debt	-	(3)
Repayment of long-term debt	(76)	(127)
Repurchase common stock	(526)	-
Issuance of common stock	24	-
Common dividends paid	(54)	(139)
Net cash used in financing activities of continuing operations	(1,305)	(613)

Net increase in cash and cash equivalents	1,533	386
Cash and cash equivalents, beginning of period	1,392	1,575

Cash and cash equivalents, end of period	$2,925	$1,961

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$543	$(326)
Interest paid	$79	$83

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

Other Postretirement Benefits. See Note 7 for a discussion of the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Other-Than-Temporary Impairment. In 2004, the FASB Emerging Issues Task Force provided guidance on evaluating fixed maturities and equity securities for other-than-temporary impairment, including the timing and measurement of impairment for interest-related declines in value. Because this guidance is subject to interpretation by the FASB, CIGNA is currently unable to estimate its implementation effect. Under the final interpretation of this guidance, CIGNA may recognize other-than-temporary impairments of fixed maturities and equity securities through realized investment losses that may be material to CIGNA's net income. CIGNA does not expect any such impairments to impact shareholders’ equity because unrealized depreciation on fixed maturities and equity securities is included in shareholders' equity. See Note 8 for a review of declines in fair value of fixed maturities and equity securities.

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

A summary of the significant effects of restatement is as follows:

Three Months Ended September 30	2004		2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Other Operating Expenses	$1,292	$1,305	$1,406	$1,406
Income from Continuing Operations	$320	$312	$195	$195
Net Income	$320	$312	$195	$195
Income from Continuing Operations per share
Basic	$2.37	$2.31	$1.40	$1.40
Diluted	$2.34	$2.29	$1.39	$1.39
Net Income per share
Basic	$2.37	$2.31	$1.40	$1.40
Diluted	$2.34	$2.29	$1.39	$1.39

Nine Months Ended September 30	2004		2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Other Operating Expenses	$3,970	$4,025	$4,036	$4,040
Income from Continuing Operations	$1,052	$1,017	$330	$327
Net Income	$913	$878	$378	$375
Income from Continuing Operations per share
Basic	$7.63	$7.38	$2.36	$2.34
Diluted	$7.55	$7.29	$2.35	$2.33
Net Income per share
Basic	$6.62	$6.37	$2.71	$2.68
Diluted	$6.55	$6.30	$2.69	$2.67

	As of September 30, 2004		As of December 31, 2003
(In millions)	As Reported	As Restated	As Reported	As Restated
Deferred Tax Asset	$1,326	$1,381	$1,001	$1,040
Shareholders’ Equity	$4,602	$4,657	$4,519	$4,558

Stock compensation. CIGNA uses the intrinsic value method of accounting for stock options granted to employees. The following table illustrates the effect on CIGNA’s reported net income and earnings per share (using the Black-Scholes option-pricing model for stock options) if compensation expense was based on the fair value method of accounting for all stock awards.

(In millions,	Three Months Ended September 30,		Nine Months Ended September 30,
except per share amounts)	2004	2003	2004	2003
	(As Restated)
Net income as reported	$312	$195	$878	$375
Compensation expense for restricted stock grants, net of taxes, included in net income as reported	2	4	3	8
Compensation expense for stock options, net of taxes, included in net income as reported	8	—	35	3
Total compensation expense for stock options and restricted stock grants under fair value method for all awards, net of taxes	(14)	(13)	(36)	(35)
Pro forma net income	$308	$186	$880	$351
Basic - as reported	$2.31	$1.40	$6.37	$2.68
Basic - pro forma	$2.28	$1.33	$6.38	$2.51
Diluted - as reported	$2.29	$1.39	$6.30	$2.67
Diluted - pro forma	$2.20	$1.32	$6.32	$2.50

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

Lovelace and Brazilian Health Care Discontinued Operations. Summarized financial data for discontinued operations (which includes Lovelace and the gain on the sale of the Brazilian health care operations) are outlined below:

FINANCIAL SUMMARY (In millions)	Nine Months Ended September 30, 2003
Income Statement Data
Revenues	$—
Loss before income tax benefits	$(3)
Income tax benefits	(1)
Loss from operations	(2)
Gains on sales, net of taxes of $25	50
Income from discontinued operations	$48

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	—	5
Total	44	31	75
First quarter 2004 payments:
Severance	(2)	(4)	(6)
Balance as of March 31, 2004	42	27	69
Second quarter 2004 charge:
Severance	—	4	4
Real estate and other	3	—	3
Total	3	4	7
Second quarter 2004 payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	—	(1)
Balance as of June 30, 2004	34	23	57
Third quarter 2004 charge:
Real estate and other	3	1	4
Third quarter 2004 payments:
Severance	(7)	(8)	(15)
Real estate and other	(1)	—	(1)
Balance as of September 30, 2004	$29	$16	$45

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
______________
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

	As of
(Dollars in millions)	September 30, 2004	December 31, 2003
Highest annuity value
Account value	$37,095	$41,497
Net amount at risk	$9,980	$10,951
Average attained age of contractholders	65	65
Anniversary value reset
Account value	$3,021	$4,474
Net amount at risk	$266	$309
Average attained age of contractholders	59	59
Other
Account value	$4,147	$6,530
Net amount at risk	$1,316	$1,660
Average attained age of contractholders	63	64
Total
Account value	$44,263	$52,501
Net amount at risk	$11,563	$12,920
Average attained age of contractholders (weighted by exposure)	65	64
Number of contractholders	1.2 million	1.4 million

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

Components of net pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Service cost	$18	$20	$56	$60
Interest cost	55	55	165	166
Expected return on plan assets	(47)	(50)	(143)	(150)
Amortization of:
Net loss from past experience	28	6	76	17
Prior service cost	(1)	—	(1)	—
Net pension cost	$53	$31	$153	$93

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

Components of net other postretirement benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Service cost	$1	$1	$2	$2
Interest cost	7	9	24	27
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of prior service cost	(4)	(5)	(12)	(13)
Net other postretirement benefit cost	$3	$4	$12	$14

CIGNA also recognized pre-tax curtailment gains for other postretirement benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Operational effectiveness review and sale of the retirement benefits business	$5	$—	$19	$—
2002 Health Care restructuring	—	1	—	10
Total curtailment gains	$5	$1	$19	$10

NOTE 8 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits and amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Fixed maturities	$3	$(37)	$119	$(20)
Equity securities	7	37	19	73
Mortgage loans	(4)	—	215	(1)
Real estate	(1)	—	51	(1)
Derivatives and other	6	49	43	76
Realized investment gains, before income taxes	11	49	447	127
Less income taxes	3	17	156	44
Net realized investment gains	$8	$32	$291	$83

Fixed Maturities and Equity Securities

The following sales of available-for-sale fixed maturities and equity securities include amounts required to adjust future policy benefits and amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Proceeds from sales	$1,164	$1,864	$2,307	$6,097
Gross gains on sales	$26	$114	$236	$303
Gross losses on sales	$(7)	$(15)	$(41)	$(59)

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

As of September 30, 2004, fixed maturities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
One year or less:
Investment grade	$1,505	$1,528	$(23)
Below investment grade	$72	$74	$(2)
More than one year:
Investment grade	$495	$508	$(13)
Below investment grade	$30	$31	$(1)

There were no equity securities with a material decline in fair value from cost at September 30, 2004.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits;
•	amounts that were attributable to experience-rated pension policyholder contracts prior to the reclassification of securities to trading in the fourth quarter of 2003; and
•	amounts required to adjust other liabilities after the initial reclassification of unrealized appreciation under a modified coinsurance arrangement.

Changes in accumulated other comprehensive income (loss) as of the third quarter and nine months ended are as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax
Three Months Ended September 30,
2004
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$303	$(106)	$197
Gains realized on securities	(10)	4	(6)
Net unrealized appreciation, securities	$293	$(102)	$191
Net unrealized appreciation, derivatives	$6	$(3)	$3
Net translation of foreign currencies	$5	$(2)	$3
Minimum pension liability adjustment	$32	$(11)	$21
2003
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(183)	$64	$(119)
Gains realized on securities	—	—	—
Net unrealized depreciation, securities	$(183)	$64	$(119)
Net unrealized depreciation, derivatives	$(6)	$2	$(4)
Net translation of foreign currencies:
Net translation of foreign currencies held	$(9)	$3	$(6)
Foreign currency translation losses realized on sale of business	3	(1)	2
Net translation of foreign currencies	$(6)	$2	$(4)

Nine Months Ended September 30,
2004
Net unrealized depreciation, securities:
Unrealized appreciation on securities held	$85	$(34)	$51
Gains realized on securities	(138)	49	(89)
Reclassification to other liabilities for modified coinsurance arrangement	(256)	90	(166)
Net unrealized depreciation, securities	$(309)	$105	$(204)
Net unrealized appreciation, derivatives	$14	$(5)	$9
Net translation of foreign currencies	$1	$—	$1
Minimum pension liability adjustment	$(202)	$71	$(131)
2003
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$254	$(89)	$165
Gains realized on securities	(53)	19	(34)
Net unrealized appreciation, securities	$201	$(70)	$131
Net unrealized depreciation, derivatives	$(13)	$4	$(9)
Net translation of foreign currencies:
Net translation on foreign currencies held	$5	$(2)	$3
Foreign currency translation losses realized on sales of businesses	20	(7)	13
Net translation of foreign currencies	$25	$(9)	$16
Minimum pension liability adjustment	$(21)	$8	$(13)

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share (as restated) were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended September 30,
2004
Income from continuing operations	$312	$—	$312
Shares (in thousands):
Weighted average	134,910	—	134,910
Options and restricted stock grants		1,565	1,565
Total shares	134,910	1,565	136,475
EPS	$2.31	$(0.02)	$2.29
2003
Income from continuing operations	$195	$—	$195
Shares (in thousands):
Weighted average	139,740	—	139,740
Options and restricted stock grants		800	800
Total shares	139,740	800	140,540
EPS	$1.40	$(0.01)	$1.39
Nine Months Ended September 30,
2004
Income from continuing operations	$1,017	$—	$1,017
Shares (in thousands):
Weighted average	137,893	—	137,893
Options and restricted stock grants		1,524	1,524
Total shares	137,893	1,524	139,417
EPS	$7.38	$(0.09)	$7.29
2003
Income from continuing operations	$327	$—	$327
Shares (in thousands):
Weighted average	139,725	—	139,725
Options and restricted stock grants		730	730
Total shares	139,725	730	140,455
EPS	$2.34	$(0.01)	$2.33

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $13.5 billion at September 30, 2004 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

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

In the second quarter of 2004, CIGNA completed the sale of its retirement benefits business and also realigned management responsibility for operations that provide case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits. To appropriately reflect the impact of these actions, CIGNA has changed its segment reporting, and prior periods have been reclassified to conform to this presentation:

•	the sold retirement benefits business is reported in the Run-off Retirement segment;
•	the corporate life insurance business (previously reported in the Retirement segment) was retained and is reported in Other Operations; and
•	results from the disability and workers’ compensation case management activities (previously reported in the Health Care segment) are included in the Disability and Life segment.

Beginning in the second quarter of 2004, corporate overhead previously allocated to the sold retirement benefits business is reported in Corporate.

Summarized segment financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Premiums and fees and other revenues
Health Care	$3,038	$3,311	$9,025	$10,001
Disability and Life	532	487	1,578	1,443
International	252	226	748	648
Run-off Retirement	194	67	522	202
Run-off Reinsurance	50	(51)	32	(269)
Other Operations	66	79	218	259
Corporate	(4)	(18)	(34)	(53)
Total	$4,128	$4,101	$12,089	$12,231
Income (loss) from continuing operations
Health Care	$206	$70	$533	$270
Disability and Life	41	37	128	116
International	23	20	58	41
Run-off Retirement	90	50	146	147
Run-off Reinsurance	(54)	(20)	(77)	(341)
Other Operations	23	27	59	83
Corporate (restated)	(25)	(21)	(121)	(72)
Segment earnings (restated)	304	163	726	244
Realized investment gains, net of taxes	8	32	291	83
Income from continuing operations (restated)	$312	$195	$1,017	$327

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

In the second quarter of 2004, the United States Supreme Court ruled in CIGNA's favor, in a case involving a CIGNA subsidiary, by ruling that ERISA preempts a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. Under ERISA, plan participants have access to internal and external appeals processes to resolve coverage disputes and may bring action in the federal courts to resolve health care coverage issues.

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

Tax liability on policyholder surplus accounts. In October 2004, the American Jobs Creation Act of 2004 was enacted. The legislation suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholder surplus account. As a result of this legislation, and subject to regulatory approval, CIGNA's principal subsidiary has the ability to distribute amounts from this account to the parent company without incurring federal income tax. For additional information, see Note 14 of CIGNA's 2003 Annual Report to Shareholders.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 4 to the Financial Statements, CIGNA's Consolidated Financial Statements for the periods covered by this report have been restated. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. For additional information regarding the restatement, please refer to Note 4 to the Financial Statements.

INDEX
Introduction	30
Overview	30
Consolidated Results of Operations (As Restated, See Note 3)	32
Sale of Retirement Benefits Business	35
Other Matters	36
Health Care	41
Disability and Life	44
International	45
Run-off Retirement	46
Run-off Reinsurance	47
Other Operations	50
Corporate (As Restated, See Note 3)	51
Discontinued Operations	51
Liquidity and Capital Resources	52
Investment Assets	57
Market Risk	58
Cautionary Statement	60

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2004 and 2005”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 60.

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

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, which is dependent on membership growth, and on managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) lower medical cost trends; (2) deliver quality member service; (3) lower administrative expenses; and (4) improve medical membership results (see page 43 for further discussion). In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also working to resolve disputes associated with workers’ compensation and other reinsurance contracts (see page 49 for further discussion).

The recent sale of the retirement benefits business improved parent company liquidity and enhanced financial flexibility for CIGNA but will reduce revenues, net income, cash flows from operating activities and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
	(As Restated, See Note 3)
Premiums and fees	$3,615	$3,841	$10,746	$11,615
Net investment income	340	623	1,298	1,949
Other revenues	513	260	1,343	616
Realized investment gains	11	49	447	127
Total revenues	4,479	4,773	13,834	14,307
Benefits and expenses	3,978	4,492	12,272	13,825
Income from continuing operations before taxes	501	281	1,562	482
Income taxes	189	86	545	155
Income from continuing operations	312	195	1,017	327
Income from discontinued operations	—	—	—	48
Income before cumulative effect of accounting change	312	195	1,017	375
Cumulative effect of accounting change, net of taxes (See Note 2 to the Financial Statements)	—	—	(139)	—
Net income	$312	$195	$878	$375
Realized investment gains, net of taxes	$8	$32	$291	$83

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

Income from continuing operations includes special items, which are discussed below. Excluding these special items, CIGNA’s results increased for the third quarter of 2004, compared with the same period last year, primarily due to higher earnings in the Health Care segment (see page 42 for discussion of the drivers of these results). Results for the nine months of 2004 also increased, compared with the same period last year, reflecting the immediate gain recognition associated with the sale of the retirement benefits business (see page 35), as well as higher earnings in the Health Care segment.

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of continuing operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
Three Months Ended September 30,
2004
Accelerated recognition of deferred gain on sale of retirement benefits business (see page 35)	$122	$79
Net charge associated with modified coinsurance arrangements (see page 35)	(14)	(9)
Total	$108	$70
2003
Health care provider litigation	$(57)	$(37)
Intangible asset write-off for provider contracts	(16)	(10)
Gain on sale of Japanese pension operations	8	5
Restructuring items, net	1	1
Total	$(64)	$(41)
Nine Months Ended September 30,
2004
Accelerated recognition of deferred gain on sale of retirement benefits business (see page 35)	$122	$79
Restructuring charge (see page 36)	(75)	(49)
Net charge associated with modified coinsurance arrangements (see page 35)	(14)	(9)
Effect of new accounting pronouncement (see page 40)	(17)	(11)
Total	$16	$10
2003
Health care provider litigation	$(57)	$(37)
Intangible asset write-off for provider contracts	(16)	(10)
Reserve charge on certain specialty life reinsurance contracts	(441)	(286)
Gain on sale of Japanese pension operations	8	5
Restructuring items, net*	12	8
Total	$(494)	$(320)

Revenues

Revenues decreased for the third quarter and nine months of 2004 compared with the same periods last year primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership; and
•	reduced net investment income primarily related to the sale of the retirement benefits business.

______________
* Restructuring items include a reduction of costs of $10 million after-tax ($15 million pre-tax) in the second quarter of 2003 associated with the 2002 health care restructuring program, charges of $9 million after-tax ($13 million pre-tax) in the second quarter of 2003 associated with restructuring certain corporate functions (see page 36), as well as gains on other postretirement benefits recognized through the nine months of 2003 in connection with the 2002 health care restructuring program.

These declines were partially offset by:

•
gains in the third quarter and lower losses in the nine months of 2004, from futures and forward contracts entered in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 47); and

•	recognition of deferred gain amortization associated with the sale of the retirement benefits business.

In addition, the decrease for the nine months of 2004 was also offset by:

•	higher realized investment gains, primarily on assets transferred in connection with the sale of the retirement benefits business; and
•	higher other revenues in the Run-off Retirement segment (see page 46).

Outlook for 2004 and 2005

Subject to the factors noted in the Cautionary Statement on page 60, management expects full year 2004 income from continuing operations excluding realized investment results and special items to be lower than the nine months of 2004 on an annualized basis. The Company’s full year consolidated outlook reflects lower earnings resulting from the sale of the retirement benefits business. In addition, CIGNA's outlook assumes that the recent level of favorable prior year claims development and certain favorable expense items included in Health Care segment earnings for the nine months of 2004 will not recur in the fourth quarter of 2004.

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

Special items for the fourth quarter of 2004 will include the gain on sale of CIGNA's investment advisory businesses (see page 38).

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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2003 Annual Report to Shareholders as restated beginning on page 12 and include the following:

•	future policy benefits - guaranteed minimum death benefits;
•	unpaid claims and claim expenses for guaranteed cost and minimum premium programs and retrospectively experience-rated health care products;
•	reinsurance recoverables for Run-off Reinsurance; and
•	investments - recognition of losses from other- than-temporary impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for unpaid claims and claim expenses and future policy benefits other than those identified above, as well as estimates with respect to contracts that guarantee a minimum level of income benefits (see page 47 for further discussion), post-employment and postretirement benefits, certain compensation accruals and income taxes.

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
First quarter 2004 charge:
Severance	$39	$31	$70
Real estate and other	5	—	5
Total	44	31	75
First quarter 2004 payments:
Severance	(2)	(4)	(6)
Balance as of March 31, 2004	42	27	69
Second quarter 2004 charge:
Severance	—	4	4
Real estate and other	3	—	3
Total	3	4	7
Second quarter 2004 payments:
Severance	(10)	(8)	(18)
Real estate and other	(1)	—	(1)
Balance as of June 30, 2004	34	23	57
Third quarter 2004 charge:
Real estate and other	3	1	4
Third quarter 2004 payments:
Severance	(7)	(8)	(15)
Real estate and other	(1)	—	(1)
Balance as of September 30, 2004	$29	$16	$45

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
_________
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

In the second quarter of 2004, the United States Supreme Court ruled in CIGNA's favor, in a case involving a CIGNA subsidiary, by ruling that the Employee Retirement Income Security Act (ERISA) preempts a state law tort claim in circumstances involving a determination, based on medical judgment, that benefits were not covered. Under ERISA, plan participants have access to internal and external appeals processes to resolve coverage disputes and may bring action in the federal courts to resolve health care coverage issues.

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

Tax liability on policyholder surplus accounts. In October 2004, the American Jobs Creation Act of 2004 was enacted. The legislation suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholder surplus account. As a result of this legislation, and subject to regulatory approval, CIGNA's principal subsidiary has the ability to distribute amounts from this account to the parent company without incurring federal income tax. For additional information, see Note 14 of CIGNA's 2003 Annual Report to Shareholders.

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

See “Unicover and other run-off reinsurance” on page 49 for a description of legal matters arising out of the run-off reinsurance operations.

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

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$2,776	$3,068	$8,251	$9,308
Net investment income	69	66	210	208
Other revenues	262	243	774	693
Segment revenues	3,107	3,377	9,235	10,209
Benefits and expenses	2,788	3,270	8,415	9,783
Income before taxes	319	107	820	426
Income taxes	113	37	287	156
Segment earnings	$206	$70	$533	$270
Realized investment gains, net of taxes	$5	$25	$9	$36
Special items (after-tax) included in segment earnings:
Health care provider litigation	$—	$(37)	$—	$(37)
Intangible asset write-off for provider contracts	$—	$(10)	$—	$(10)
Restructuring charge	$—	$—	$(28)	$—
Restructuring item	$—	$1	$—	$16

Results

Segment earnings increased for the third quarter and nine months of 2004, compared to the same periods last year, reflecting improvement in the experience-rated and guaranteed cost businesses, favorable prior year claims development and higher specialty health care results, partially offset by the impact of lower membership.

Medical membership decreased from September 30, 2003, due to a decline in new business sales and lower retention of existing accounts. These declines are attributable, in part, to CIGNA maintaining underwriting discipline in a competitive pricing environment, while continuing to work to reduce medical and operating expenses, which affects the competitiveness of CIGNA's health care products.

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

Segment earnings for the HMO and Indemnity operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
HMO operations	$131	$87	$418	$262
Indemnity operations	75	(17)	115	8
Total	$206	$70	$533	$270
Total special items (after-tax) for HMO and Indemnity operations:
HMO operations	$—	$(28)	$(3)	$(20)
Indemnity operations	$—	$(18)	$(25)	$(11)

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

Lowering administrative expenses. Early in 2004, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. See page 36 for further discussion of charges recorded through the nine months of 2004 related to this matter. CIGNA continues to perform operational reviews in order to identify additional cost savings.

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

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$479	$439	$1,425	$1,294
Net investment income	62	60	186	181
Other revenues	53	48	153	149
Segment revenues	594	547	1,764	1,624
Benefits and expenses	534	496	1,585	1,466
Income before taxes	60	51	179	158
Income taxes	19	14	51	42
Segment earnings	$41	$37	$128	$116
Realized investment gains, net of taxes	$3	$19	$4	$41
Special item (after-tax) included in segment earnings:
Restructuring items, net	$—	$—	$(1)	$1

The Disability and Life segment includes group accident and specialty association business in addition to its disability and life insurance products.

Results

Disability and Life segment earnings increased for the third quarter and nine months of 2004, primarily reflecting:

•	favorable mortality experience in the life insurance business;
•	reduced operating expenses due to restructuring-related actions and improved expense management; and
•	higher premiums and fees in the disability and life insurance businesses.

These factors were partially offset by lower results in the accident and specialty association businesses.

Premiums and Fees

Premiums and fees increased for the third quarter and nine months of 2004 compared to the same periods last year primarily reflecting higher new business and strong customer retention in both life and disability products.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$254	$215	$745	$636
Net investment income	16	10	42	36
Other revenues	(2)	11	3	12
Segment revenues	268	236	790	684
Benefits and expenses	233	206	701	621
Income before taxes	35	30	89	63
Income taxes	12	10	31	22
Segment earnings	$23	$20	$58	$41
Realized investment gains, net of taxes	$—	$—	$1	$5
Special item included in segment earnings:
Gain on sale of Japanese pension operations	$—	$5	$—	$5

Results

International segment earnings increased for the third quarter and nine months of 2004, compared with the same periods last year, primarily due to:

•	strong revenue growth in the life, accident and health insurance business, particularly in Korea;
•	favorable prior year claims development in the expatriate employee benefits business; and
•	the positive impact of the divestiture of non-strategic businesses.

Premiums and Fees

Premiums and fees increased for the third quarter and nine months of 2004 compared to the same periods last year reflecting:

•	sales growth in the life, accident and health insurance operations, particularly in Korea; and
•	higher premiums and fees for the expatriate employee benefit business principally resulting from membership growth.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$59	$67	$175	$202
Net investment income	53	339	424	1,072
Other revenues	135	—	347	—
Segment revenues	247	406	946	1,274
Benefits and expenses	114	338	741	1,070
Income before taxes	133	68	205	204
Income taxes	43	18	59	57
Segment earnings	$90	$50	$146	$147
Realized investment gains, net of taxes	$1	$11	$268	$15
Special items (after-tax) included in segment earnings:
Accelerated recognition of deferred gain on sale of retirement benefits business	$79	$—	$79	$—
Net charge associated with modified coinsurance arrangements	$(9)	$—	$(9)	$—
Effect of new accounting pronouncement (see Note 2 to the Financial Statements)	$—	$—	$(11)	$—

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	net results of modified coinsurance arrangements;
•	expenses associated with the run-off of this business; and
•	results of the retirement benefits business prior to the sale.

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

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Premiums and fees	$16	$21	$56	$58
Net investment income	22	22	70	57
Other revenues	34	(72)	(24)	(327)
Segment revenues	72	(29)	102	(212)
Benefits and expenses	125	1	183	299
Loss before income tax benefits	(53)	(30)	(81)	(511)
Income taxes (benefits)	1	(10)	(4)	(170)
Segment loss	$(54)	$(20)	$(77)	$(341)
Realized investment gains, net of taxes	$2	$4	$—	$13
Special item (after-tax) included in segment loss:
Reserve charge on guaranteed minimum death benefit contracts	$—	$—	$—	$(286)

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

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 56 for further information.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Segment loss (as restated)	$(25)	$(21)	$(121)	$(72)
Special item (after-tax) included in segment loss:
Restructuring charge	$—	$—	$(20)	$(9)

Corporate reflects amounts not allocated to segments, such as stock option expense, interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations and certain corporate overhead expenses.

The loss for the third quarter and nine months of 2004, compared with the same periods last year reflects higher stock option expense, interest income and curtailment gains for other postretirement benefits associated with CIGNA's operational effectiveness review, partially offset by the inclusion of overhead costs previously allocated to the sold retirement benefits business.

The loss for nine months of 2004 also reflects higher restructuring charges and costs associated with retiring $76 million of long-term debt (see Contractual obligations on page 56 for additional information).

Management expects to eliminate the excess overhead previously allocated to the sold retirement benefits business from its operations by year end 2004 through restructuring actions and other cost reduction initiatives.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY (In millions)	Nine Months Ended September 30, 2003
Revenues	$—
Loss before income tax benefits	$(3)
Income tax benefits	(1)
Loss from operations	(2)
Gains on sales, net of taxes of $25	50
Income from discontinued operations	$48

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

See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the third quarter ended September 30, 2004.

On October 27, 2004, CIGNA's Board of Directors authorized the retirement of 116 million shares of treasury stock. This transaction will have no net impact on CIGNA's shareholders’ equity.

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

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of November 2, 2004, the ratings of CIGNA and CG Life (CIGNA's principal subsidiary) were as follows:

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

Contractual obligations. As of September 30, 2004, CIGNA's contractual obligations included $53 million in nonrecourse obligations due as follows: $28 million in 2005 and 2006; and $25 million in 2007 and 2008. See Note 2 to the Financial Statements for additional information.

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

As discussed on page 35, CIGNA sold its retirement benefits business on April 1, 2004. As a result, the effect of a hypothetical increase in interest rates of 100 basis points on the fair values of certain of CIGNA's financial instruments decreased from December 31, 2003 to approximately $1 billion as of September 30, 2004. Certain financial instruments, such as separate account assets and liabilities, reinsurance recoverables, insurance contract liabilities and reinsured contractholder deposit funds are excluded from this hypothetical calculation. In addition, CIGNA reports the effects of embedded derivatives under modified coinsurance arrangements that transfer to the buyer of the retirement benefits business certain unrealized changes in fair value due to interest rate and credit risks of the underlying invested assets, primarily fixed maturities and mortgage loans. As of September 30, 2004, a hypothetical 100 basis point decline in interest rates would decrease net income by approximately $75 million for the effects of these embedded derivatives. A hypothetical 200 basis point decline in interest rates would decrease net income by approximately $185 million for the effects of these embedded derivatives. Associated increases in the fair values of the underlying fixed maturities would be reflected in shareholders’ equity.

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

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit contracts (see page 47) and guaranteed minimum income benefit contracts (see page 56); and
•	minimum pension liabilities since equity securities comprise a key portion of the assets of CIGNA’s employee pension plans.

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
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see Employee benefits regulation on page 38 for more information);

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