Form 10-K
period 2004-12-31
CIGNA CORP
filed 2005-03-04
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
________________
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $9.5 billion.

As of January 31, 2005, 131,553,713 shares of the registrant’s Common Stock were outstanding.

Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2004. Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 21, 2005.

PART I

Item 1. BUSINESS

A. Description of Business

CIGNA Corporation had consolidated shareholders’ equity of $5.2 billion and assets of $81.1 billion as of December 31, 2004, and revenues of $18.2 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned employee benefits organizations in the United States. Its subsidiaries are major providers of employee benefits offered through the workplace, including health care products and services, and group disability, life and accident insurance. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this document.

In 2004, CIGNA completed the sale of its retirement benefits business and also realigned management responsibility for operations that provide case management and related services to workers' compensation insurers and employees who self-fund workers' compensation and disability benefits. To appropriately reflect the impact of these actions, CIGNA has changed its segment reporting as reflected below:

•	the sold retirement benefits business is now reported in the Run-off Retirement segment;
•	the corporate life insurance business (previously reported in the Retirement segment) was retained and is now reported in Other Operations; and
•	results from the disability and workers' compensation case management activities (previously reported in the Health Care segment) are now included in the Disability and Life segment.

Beginning on April 1, 2004, corporate overhead previously allocated to the sold retirement benefits business is now reported in Corporate.

CIGNA’s revenues are derived principally from premiums, fees, other revenues and investment income. The financial results of CIGNA's businesses are reported in the following segments, as shown:

•	Health Care Segment

•	CIGNA Health Care

•	Disability and Life Segment

•	CIGNA Group Insurance

•	International Segment

•	CIGNA International

•	Run-off Reinsurance Segment

•	CIGNA Reinsurance

•	Run-off Retirement consists of:

•	gain recognition related to the sale of the retirement benefits business in 2004;
•	net results of modified coinsurance arrangements;
•	expenses associated with the run-off of the business; and
•	results of the retirement benefits business prior to the sale of the business on April 1, 2004.

•	Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (previously reported in Retirement segment);
•	“leveraged corporate life insurance” (corporate owned life insurance on which policy loans are outstanding);
•	settlement annuity business; and
•	certain investment management services, a significant portion of which were sold in the fourth quarter of 2004.

Investment results produced by CIGNA Investments on behalf of CIGNA’s insurance operations are reported in each segment’s results.

Sale of Retirement Benefits Business

On April 1, 2004, CIGNA Corporation completed the sale of its retirement benefits business to Prudential Financial, Inc. for $2.1 billion in cash. For additional information, see “Sale of Retirement Benefits Business” in Management’s Discussion and Analysis (“MD&A”) and Note 3 to the Financial Statements included in CIGNA’s 2004 Annual Report to Shareholders (“Annual Report”).

CIGNA expects to use the proceeds from the sale of its retirement business to support the growth of its health care and related benefits businesses, maintain or improve subsidiary and parent company ratings, ensure financial flexibility of the parent company, and return capital to investors by repurchasing outstanding stock. The company reinitiated its share repurchase program in 2004. The sale of the retirement business further strengthens CIGNA's overall financial position and flexibility.

Available Information

CIGNA’s Internet address is http://www.cigna.com. CIGNA’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available through CIGNA’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission. See “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 10 of this Form 10-K regarding additional available information.

B. Financial Information about Industry Segments

Financial information in the tables that follow is presented in conformity with generally accepted accounting principles (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior years’ financial information to conform to the 2004 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 2003, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

Financial data for each of CIGNA’s business segments is set forth in Note 19 and financial information for foreign operations is set forth in Note 20 to the Financial Statements included in CIGNA’s Annual Report.

C. Health Care

Principal Products and Markets

CIGNA’s Health Care operations offer a wide range of health care products and services, including a variety of consumer directed health care plans, primarily to meet the needs of employers of all sizes and their employees and dependents. These operations also provide disability and life insurance products which were historically sold in connection with certain experience-rated medical accounts and continue to be managed by CIGNA’s health care business. These products and services are provided by subsidiaries of CIGNA Corporation.

The customers of these operations range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, governmental entities and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

The following table sets forth total revenues for this segment:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
Premiums:
Medical:
Commercial HMO	$3,191	$4,060	$4,406
Experience-rated*	2,937	3,216	3,021
Dental	888	944	943
Medicare and Medicaid	286	450	455
Other**	1,177	895	900
Total Medical	8,479	9,565	9,725

Life and other non-medical	496	638	710
Total Premiums	8,975	10,203	10,435

Fees***	1,893	2,081	2,155
Other revenues****	1,027	929	765
Net investment income	283	283	298
Segment revenues	$12,178	$13,496	$13,653

* Experience-rated medical includes some minimum premium revenue. Minimum premium funding arrangements combine insurance protection with an element of self-funding. The policyholder assumes the risk for, and self-funds, claim costs up to a predetermined aggregate, maximum amount, and CIGNA bears the risk for claim costs incurred in excess of that amount, but has the potential to recover this excess from policyholders that renew their minimum premium contracts with CIGNA. Accordingly, minimum premium funding arrangements have a risk profile similar to retrospectively experience-rated funding arrangements and therefore minimum premium members are presented with experience-rated members. The risk portion of minimum premium revenue is reported in experience-rated premium whereas the self funding portion of minimum premium revenue is recorded in fees.

** Other medical premiums include risk revenue for other guaranteed cost medical and specialty products.

*** Fees represent administrative service fees for medical members and related specialty products and the self-funding portion of the minimum premium revenue.

**** Other revenues reflect non-risk revenues for pharmacy mail-order fulfillment services and direct channel specialty products.

Products and Services

CIGNA’s Health Care operations provide a wide array of products and services to satisfy the benefit needs of employers and their employees and dependents, as described below:

•	medical benefit plan products and services;
•	dental benefit plan products and services;
•	managed behavioral health care services and employee assistance programs;
•	medical management and utilization management services;
•	pharmacy programs and pharmaceutical fulfillment services; and
•	disability and life insurance products historically sold in connection with certain experience-rated medical products.

Medical

CIGNA provides a wide array of products and services to meet the needs of employers and other groups sponsoring health benefit plans and the employees and dependents participating in these plans, including consumer directed health plans,  health maintenance organizations (“HMOs”), point-of-service (“POS”) medical plans, preferred provider plans (“PPOs”), and traditional medical indemnity coverage. These products offer varying types of medical delivery arrangements and levels of medical management, resulting in varying levels of cost effectiveness for the consumer and employer.

Consumer Directed Health Care. In 2004, CIGNA began offering to employer customers the CIGNA Choice FundSM suite of consumer directed health plan products for effective dates of January 1, 2005. The CIGNA Choice Fund plans are designed to offer more health care choices to plan participants, better manage costs and encourage plan participants to make more informed health care decisions. CIGNA believes that the health care system in the United States will continue to become more consumer-focused and that, by 2007, a substantial portion of non-public health care benefits in the United States will be provided through some form of consumer directed health plan.

The CIGNA Choice Fund includes health reimbursement account (“HRA”) and health savings account (“HSA") options, both established under federal law. The HRA combines flexible benefit plan designs and the ability of employers to allow roll over reimbursement accounts from year to year with enhanced decision support tools and consumer incentive programs. The HSA combines a high deductible payment feature for the health plan with a tax-preferred savings account which can be used to pay the deductible and for other eligible tax-deductible medical expenses.

CIGNA made arrangements with a national financial institution to provide the financial management features for the CIGNA Choice Fund plans and to issue debit cards and checks for use in connection with the savings accounts.

Health Maintenance Organizations. HMOs are required by law to provide coverage for all basic health services. They utilize various tools to facilitate the appropriate utilization of health care services by members and providers and control unit costs through provider contracts. Members typically choose a primary care physician from CIGNA’s provider network. Primary care physicians are responsible for the member’s primary medical and preventive care. Members may be required to obtain referrals from their primary care physicians to receive covered non-emergency services from participating specialists or facilities.

CIGNA also offers an open access HMO product that allows members to obtain covered services without the requirement of a referral from the primary care physician.

Other than a staff model HMO in Arizona which employs some physicians and other providers, all CIGNA HMOs are individual practice association (“IPA”) models utilizing networks of physicians, hospitals and other health care providers that have directly or indirectly contracted with the HMO.

As of December 31, 2004, CIGNA’s HMO networks included approximately 354,000 physicians and 3,100 hospitals.

Currently, many contracted providers are compensated by CIGNA on a discounted fee-for-service or other service-specific basis (such as hospital per diems) for covered health care services provided to the members. Certain participating providers agree to provide covered services in consideration for receiving a monthly predetermined fee (capitation) from CIGNA. Capitation arrangements shift some of the financial risk from CIGNA to the providers.

In some cases, capitated providers subcontract with other providers for certain health care services. In the event that the capitated provider is paid but fails to pay its subcontracted providers, the subcontracted providers or regulators may attempt to look to the CIGNA HMO for payment. The CIGNA HMO may, in some cases, voluntarily make additional payments directly to the subcontracted providers to ensure continuity of care to its members through the provider network. A few states have adopted laws or regulations requiring that HMOs pay subcontracted providers in this situation. CIGNA HMOs typically require a satisfactory letter of credit or other financial guarantee from the capitated provider entity to protect CIGNA from this possible exposure, although not all capitated arrangements have this protection.

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

Point-of-Service (“POS”) and Preferred Provider (“PPO”) Medical Products. CIGNA offers POS medical plans that cover health care services provided by providers participating in CIGNA’s network of contracted health care providers and from health care providers not participating in the CIGNA provider network. This allows participants to determine at the “point of service” whether to obtain covered services from a CIGNA participating provider (“In-Network” services) or from a non-participating provider (“Out-of-Network” services). Participants in POS plans generally pay a fixed co-payment or co-insurance amount for In-Network covered services. Reimbursement for Out-of-Network covered services is subject to deductibles and coinsurance, which result in a higher cost to participants than In-Network services.

CIGNA offers Open Access POS products that allow access to In-Network specialty care without the requirement of a referral from the primary care physician.

CIGNA also offers PPO plans. PPO plans are similar to POS plans except that participants are required to pay coinsurance (a percentage of the charge) for both In-Network and Out-of-Network covered services. The participant’s coinsurance obligation is greater for Out-of-Network services.

Some of CIGNA’s POS and PPO products require that the participant receive a referral from a primary care physician participating in the CIGNA provider network for referrals to non-primary care services. Under such a “Gatekeeper” product, the participant selects a primary care physician and the higher In-Network reimbursement for specialty care services is available only if the participant has a referral from his or her primary care physician to a specialty care provider in the CIGNA network.

As of December 31, 2004, CIGNA's POS and PPO networks included approximately 822,000 physicians and 7,800 hospitals.

Traditional Medical Indemnity Products. Traditional medical indemnity products provide reimbursement for covered services without regard to whether the provider of the covered service participates in the CIGNA provider network. Participants are responsible for sharing in the cost of their care by paying deductibles and coinsurance, subject to annual out-of-pocket maximums.

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

Dental Programs

CIGNA offers a variety of dental care products including managed care, dental PPO and traditional dental indemnity products.

Managed dental care products are offered in 36 states and the District of Columbia through a network of independent providers that have contracted with CIGNA to provide dental services to members. Most dentists in the CIGNA network receive a monthly predetermined fee (capitation) for each covered member in their patient panel. Network dentists may also receive additional fees for certain services. Generally, members are responsible for a fixed co-payment for certain covered services provided by a network dentist.

CIGNA also offers dental PPO products similar to the medical PPO products described above. As of December 31, 2004, 2003 and 2002, CIGNA’s national dental PPO network had approximately 73,000, 62,000 and 57,000 participating dentists.

Traditional dental indemnity products also operate in a manner consistent with that described with respect to medical indemnity products, above.

Managed Behavioral Health

CIGNA also provides managed behavioral health care services and employee assistance programs. CIGNA provides its behavioral health care coverage through a national network of independent behavioral health providers and facilities that are paid on a contracted fee-for-service basis.

Medical Cost and Utilization Management

In addition, CIGNA provides a variety of medical cost containment services including pre-admission certification of elective hospital admissions, continued stay review of inpatient care, case management, transplant management, retrospective claim review, disease management, health information line and health advocacy services. These services help employers to optimize the value of their benefit programs by helping to control medical costs and facilitating appropriate patient care.

CIGNA helps members make informed health care decisions to better manage their usage of health care services by providing health newsletters; a health advisor program staffed by nurses; and other reports, analytics and recommended actions that are designed to improve health, productivity and cost outcomes.

Pharmacy

CIGNA offers prescription drug coverage plans both on a stand alone basis as well as in conjunction with its medical products described above. CIGNA has a nationwide network of contracted pharmacies that it utilizes in connection with its HMO, POS and PPO products. In addition, CIGNA provides managed pharmacy benefit programs in connection with its HMO and POS products.

CIGNA also offers mail order, telephone and on-line pharmaceutical fulfillment services through its CIGNA Tel-Drug operation. Tel-Drug offers a convenient and cost-effective alternative to other participating pharmacies.

Promoting Quality Outcomes

CIGNA's commitment to promoting quality care is reflected in a variety of activities, including: 1) through the credentialing of medical providers and facilities that participate in CIGNA's managed care and PPO networks, using quality criteria which meet or exceed external accreditation or state regulatory agency standards, or both; 2) a national Quality Program, externally accredited, that includes clinical interventions and measurement to ensure positive clinical outcomes of enrolled members; and 3) participation in industry initiatives that provide hospital and physician profiling information to members for educated decision making.

Provider Credentialing. CIGNA credentials physicians, hospitals and other health care providers participating in its participating provider networks using quality criteria which meets or exceeds the standards of external accreditation or state regulatory agencies, or both.

CIGNA's practitioner credentialing criteria include verification of a current unrestricted professional license, a valid and unrestricted license to prescribe drugs (as appropriate), board certification or other appropriate training and hospital privileges (as appropriate) at a CIGNA participating facility. In addition, CIGNA queries the National Practitioner Data Bank to obtain information about the practitioner’s malpractice experience and also obtains Medicare sanction activity. CIGNA expects practitioners to demonstrate an acceptable history of malpractice claim experience, adequacy of malpractice insurance coverage and an acceptable work history. Typically, most practitioners are recredentialed every three years.

To be credentialed, CIGNA requires the medical facilities with which it contracts to have an unrestricted state license, no sanctions by the Department of Health and Human Services, accreditation by an approved accrediting organization and adequate malpractice and general liability coverage. Typically, most medical facilities are recredentialed every three years.

NCQA Accreditation. CIGNA also encourages the delivery of quality care through its internal quality program. Accreditation by the National Committee for Quality Assurance (“NCQA”) of CIGNA’s medical HMOs validates CIGNA’s quality program. The NCQA is a nationally recognized independent, not-for-profit organization dedicated to assessing, measuring and reporting on the quality of managed care plans. CIGNA is the first national health plan provider to voluntarily begin measuring and reporting to its members on the quality of its PPO plans.

As of December 31, 2004, 96% of CIGNA’s U.S. plan locations are NCQA accredited and, as of January, 2005, 100% of these accredited plans have received Excellent or Commendable accreditation for HMO and POS products.

HEDIS Measures. In addition, CIGNA participates in NCQA’s Health Plan Employer Data and Information Set (HEDIS) Quality Compass Report. HEDIS Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care organization clinical programs. CIGNA’s national results compare favorably to industry averages.

Covered Lives

CIGNA’s medical and dental products and services and behavioral care and pharmacy services applied to the following approximate number of lives for the periods presented:

Estimated Covered Lives

	As of December 31,
	2004	2003	2002
	(In thousands)

Guaranteed cost:
Commercial HMO	900	1,332	1,752
Medicare and Medicaid	33	42	113
Other	56	74	98
Total guaranteed cost	989	1,448	1,963

Experience-rated	1,257	1,420	1,667

Service	7,455	8,667	9,461

Total medical	9,701	11,535	13,091

Dental*	10,747	12,149	13,017

Behavioral care*	14,334	14,189	14,113

Pharmacy*	7,429	8,933	9,773
_____________________
* Reflects members enrolled in CIGNA’s dental, behavioral care or managed pharmacy programs, which provide access to services through a nationwide network. These members may also be medical members or they may have stand-alone dental, behavioral care or pharmacy coverage.

Disability and Life

CIGNA also reports in this segment group disability and life insurance products which were historically sold to employers in conjunction with certain experience-rated medical products and continue to be managed with the health care business.

Approximately 510 group life insurance policies covering approximately 12.3 million lives were outstanding as of December 31, 2004.

Distribution

CIGNA has organized the sales and distribution of its medical products by segments: national, regional, government and seniors. CIGNA employs group sales representatives to distribute the products and services of this segment through insurance brokers, insurance consultants and directly to employers. CIGNA also employs representatives to sell medical cost containment, managed behavioral health care and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2004, the field sales force for the products and services of this segment consisted of approximately 450 sales representatives in 70 field locations.

Funding Arrangements

The segment’s health care products and services are offered through guaranteed cost, retrospectively experience-rated, administrative services only (“ASO”) and minimum premium funding arrangements.

Under guaranteed cost funding arrangements, CIGNA charges a fixed premium and bears the risk for claims and costs in excess of the premium.

Under retrospectively experience-rated funding arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period and may be adjusted at the end of the policy period based on the actual incurred costs (i.e., claims and expense) over the policy period. CIGNA generally bears the risk for costs incurred in excess of premiums, but has the potential to recover this excess from policyholders that renew their experience-rated contracts with CIGNA. For additional discussion, see “Pricing, Reserves and Reinsurance” below.

Under ASO funding arrangements, the employer or other plan sponsor may self-fund all or a portion of its claims, and the employer/plan sponsor, rather than CIGNA, assumes the risk for claim costs incurred. CIGNA makes available to ASO plans its participating provider network and provides claims processing and other services and programs, including: health quality assurance, utilization management, cost containment, health advocacy, 24-hour help line, case management, disease management, pharmacy benefit management, behavioral health management services (through its provider networks), utilization management programs or services, or a combination of the above, in exchange for administrative service fees. The employer/plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both.

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

Pricing, Reserves and Reinsurance

Premiums and fees charged for most insured health care products are generally set in advance of the policy period and are guaranteed for a one-year duration. Premiums and fees charged for disability and life insurance products are often guaranteed for one year, but contracts may be subject to termination.

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

Premiums established for retrospectively experience-rated business may be adjusted for the actual claim and administrative cost experience of the account through an experience settlement process subsequent to the policy period. To the extent that the cost experience is favorable in relation to the prospectively determined premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund. If claim experience is adverse in relation to the initial premiums, CIGNA may recover the resulting experience deficit, according to contractual provisions, through future premiums and experience settlements, provided the contract remains in force.

CIGNA contracts on an ASO basis with customers who fund their own claims. CIGNA charges these customers administrative fees based on the expected cost of administering their self-funded programs. These fees reflect anticipated or actual experience with respect to claim volumes, expenses, competitive considerations, and profit margins. In some cases, CIGNA provides performance guarantees related to identified performance. If these standards are not met, CIGNA may be financially at risk up to a percentage of the contracted fee or a stated dollar amount.

In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, liabilities are established for estimated experience refunds based on the results of retrospectively experience-rated policies and applicable contract terms.

As of December 31, 2004, approximately $1.7 billion, or 65% of the reserves of this segment comprise liabilities that are likely to be paid within one year, primarily for medical and dental claims, as well as certain group disability and life insurance claims. Of this reserve amount, $497 million relates to amounts recoverable from ASO and minimum premium policyholders and is offset by a receivable. The remaining reserves are primarily longer term and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors, and investment contract liabilities.

CIGNA credits interest on fund balances to retrospectively experience-rated policyholders through rates that are set at CIGNA’s discretion taking investment performance and market rates into consideration. Generally, for interest-crediting rates set at CIGNA’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2004, the rates of interest credited ranged from 2.50% to 4.70%, with a weighted average rate of 3.20%.

The profitability of CIGNA's fully insured health care products depends on the adequacy of premiums charged relative to claims and expenses. For medical and dental products, profitability reflects the accuracy of cost projections for health care (unit costs and utilization), the adequacy of fees charged for administration and risk assumption and effective medical cost and utilization management.

CIGNA reduces its exposure to large catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Competition

The health care products and services businesses described in this segment are highly competitive. Recent industry consolidation (particularly among Blue Cross and Blue Shield companies) and the development of PPO products that are competitive with CIGNA’s have intensified this already competitive business environment. In addition, competitors are also offering consumer directed health care products that compete with the CIGNA Choice Fund suite of products. While no one competitor or small number of competitors dominates the health care market, CIGNA expects a continuing trend of consolidation in the industry. Also, in certain geographic locations some health care companies may have significant market share positions. A large number of health care companies and other entities compete in offering similar products. Competition in the health care market exists both for employer-policyholders and for the employees in those instances where the employer offers its employees the choice of products of more than one health care company. Most group policies are subject to annual review by the policyholder, which may seek competitive quotations prior to renewal.

The principal competitive factors that affect this segment are quality of service; scope, cost-effectiveness and quality of provider networks; effectiveness of medical care management; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. In addition, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” beginning on page 27.

CIGNA believes that its national scope, product breadth (particularly with respect to consumer directed products), clinical care and medical management capabilities, funding options and ability to integrate non-medical products (e.g., dental, managed behavioral health care, medical cost and utilization management and pharmacy programs) with its medical offerings are strategic competitive advantages. These advantages allow CIGNA to respond to the diverse needs of its customer base in each market in which it operates.

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

CIGNA is one of the largest investor-owned providers of employee health care and related benefits based on membership and premiums.

Technology

The effective use of technology is essential to CIGNA's effort to assist consumers in making cost effective health care decisions as they move towards greater control over their health care spending and choices. CIGNA’s myCIGNA.com consumer Internet portal provides personalized web pages to CIGNA customers for health and benefits information for its members. The portal is personalized to each member’s specific CIGNA medical, dental and pharmacy plan information. CIGNA also offers interactive online tools allowing members to compare hospital quality information and prescription drug choices, assess and reduce personal health risks and access information on many medical topics. CIGNA makes its online provider directory available in Spanish and through its portal for employers, CIGNAaccess.com, offers self-service capabilities to plan administrators and benefit managers. In addition, CIGNA provides a package of web-based self-service tools for physicians and other providers.

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

For more information regarding the effect of regulation on the health care business, see Section J, “Regulation” and Item 3, “Legal Proceedings” on pages 23 and 29, as well as “Regulatory and Industry Developments” in the MD&A section of CIGNA’s Annual Report.

D. Disability and Life

Principal Products and Markets

CIGNA’s Group Insurance operations provide the following insurance products and their related services: long- and short-term disability insurance, disability and workers’ compensation case management, group life insurance, and accident and specialty insurance. These products and services are provided by subsidiaries of CIGNA Corporation. CIGNA markets these group insurance products and services to employers, employees, professional and other associations and other groups.

The following table sets forth the net premiums and fees for this segment by its principal products.

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Life	$1,041	$977	$914
Disability	617	538	507
Other	265	292	291
Total Premiums and Fees	$1,923	$1,807	$1,712

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

CIGNA also provides case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits.

CIGNA’s disability insurance products may be coordinated with behavioral programs, workers’ compensation, medical programs, social security advocacy, and the Family and Medical Leave Act and leave of absence administration. This integration provides customers with increased efficiency and effectiveness in disability claims management. CIGNA may receive fees for providing integration services to clients.

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

Approximately 5,000 group life insurance policies covering approximately 5.6 million lives were outstanding as of December 31, 2004.

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

Distribution

CIGNA employs group sales representatives to distribute the products and services of this segment through insurance brokers and consultants. As of December 31, 2004, the field sales force for the products and services of this segment consisted of approximately 160 sales representatives in 32 field locations.

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

In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. For long-term liabilities, such as long-term disability, reserves represent the present value of future expected payments. CIGNA discounts these reserves based on interest rate assumptions. The annual effective interest rate assumption used in determining reserves for most of the long-term disability insurance business is 4.25% for claims that were incurred in 2004 and 5.4% for claims that were incurred in 2003 and prior years. For universal life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder’s fund balance.

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

For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see Section K, “Ratings” beginning on page 27.

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

The coverages, products and services of this segment, which are provided by subsidiaries of CIGNA Corporation, relate to individual and group life insurance, accident and health insurance and health care products.

The following table sets forth the principal lines of business of this segment and their related net earned premiums and fees:

	Year Ended December 31,
	2004	2003	2002
	(In millions)

Life, Accident and Health	$545	$430	$0,355
Health Care	481	425	456
Total Premiums and Fees	$1,026	$855	$811

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

CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see “Market Risk” in the MD&A section of, and Notes 2(R) and 20 to CIGNA’s 2004 Financial Statements included in its Annual Report.

International’s health care and life, accident and health products include coverages for employees and individuals who may be exposed to acts of terrorism, the events of a war zone or natural disasters. These risks could result in a concentration of loss if a single adverse event affected many covered individuals.

South Korea represents the single largest geographic market for CIGNA's international businesses. In 2004, South Korea generated 23% of International’s revenues and 33% of its segment earnings. International’s business in South Korea is vulnerable to adverse consumer credit conditions in that country. In addition, geopolitical and economic events in South Korea could have a significant impact on the International segment.

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

In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Additionally, for some individual life insurance and supplemental health products, CIGNA establishes policy reserves that reflect the present value of expected future obligations less the present value of expected future premiums.

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

F. Other Operations

Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (previously reported in Retirement segment);
•	“leveraged corporate life insurance” (corporate life insurance on which policy loans are outstanding);
•	settlement annuity business; and
•	certain investment management services, a significant portion of which were sold in 2004.

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

CIGNA sold its Retirement business in 2004 but retained the corporate life insurance business previously reported in that segment. Corporate life insurance products are permanent life insurance contracts sold to corporations to provide coverage on the lives of certain of their employees. Permanent life insurance, which is non-participating, provides coverage that when adequately funded does not expire after a term of years and builds a cash value that may equal the full policy amount if the insured is alive on the policy maturity date. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in future policy values.

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

Interest is credited on most nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 2004 ranged from 2.23% to 6.06%, with a weighted average rate of 4.58%, compared with a range from 0.80% to 7.03% for 2003, with a weighted average rate of 5.41%.

In lieu of credited interest rates, holders of certain nonvariable universal life contracts may select the option of receiving credited income based on changes in an equity index, such as the S&P 500®. If such an equity index is used, CIGNA may purchase derivative options to minimize the effect of the income credited for such contracts.

In 1996, Congress passed legislation implementing on a prospective basis a three-year phase-out period for tax deductibility of policy loan interest for most leveraged corporate life insurance products. There have been no sales of this product since 1997. An Internal Revenue Service initiative in 2001 encouraged policy holders to settle tax disputes regarding these products. As a result, most customers have surrendered their policies and management expects earnings associated with these products to continue to decline. For additional information on the impact of the legislation, see “Other Operations” in the MD&A section of CIGNA’s Annual Report.

CIGNA’s settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with approximately half of the payments guaranteed and not contingent on survivorship.

In 2004, CIGNA sold its fixed income and equity investment advisory businesses.

G. Investments and Investment Income

CIGNA’s investment operations provide investment management and related services in the United States primarily for CIGNA’s corporate invested assets and the insurance-related invested assets in its General Account ("Invested Assets"). CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and short-term investments. The products and services for investing CIGNA’s Invested Assets are provided primarily by CIGNA subsidiaries.

CIGNA’s Invested Assets under management at December 31, 2004 totaled $21.9 billion.

As of December 31, 2004 CIGNA also managed $35.5 billion in certain health care, disability and life and other contractholder funds held by CIGNA in Separate Accounts as well as $1.2 billion in customer assets for which customers retain title (together, "Advisory Portfolio Assets"). The income, gains and losses for Advisory Portfolio Assets generally accrue to contractholders and are not included in CIGNA's revenues and expenses, although the assets in Separate Accounts are separately presented on CIGNA's balance sheet. As of December 31, 2004, $31.1 billion of separate account assets are held by CIGNA in separate accounts but are managed by the purchaser of the Retirement business pursuant to modified coinsurance arrangements.

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

Domestic Employee Benefits Investments

The major portfolios under management in CIGNA’s General Account consist of the combined assets of the Health Care, Disability and Life, Other Operations, Run-off Retirement and Run-off Reinsurance segments (collectively, “Domestic Employee Benefits portfolios”). As of December 31, 2004 the Domestic Employee Benefits portfolios had $20.6 billion in Invested Assets.

CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2004, excluding liabilities of businesses sold through use of reinsurance, were associated with the following products: fully guaranteed investment and annuity, 29%; interest-sensitive life insurance, 29%; and other life and health, 42%. These products, and the investment assets supporting them, are described below.

Fully guaranteed products primarily include single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2004, the duration of assets that supported these liabilities was approximately 13 years for settlement annuities and 7 years for single premium annuities.

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

Fixed Maturities

As of December 31, 2004, CIGNA’s fixed maturity investments constituted 73% of the Domestic Employee Benefits portfolios.

CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments) and by CIGNA (for private investments). For information about below investment grade holdings, see “Investment Assets” in the MD&A section of CIGNA’s Annual Report.

Mortgages and Real Estate

CIGNA’s mortgage loan investments constituted 17% of the Domestic Employee Benefits portfolios as of December 31, 2004. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests in fully completed and substantially leased commercial properties. Virtually all of CIGNA’s mortgage loans are bullet or balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

Real estate investments purchased by CIGNA are actively managed to maximize income. These investments consist of development properties and stabilized commercial properties and are diversified relative to property type and location. CIGNA also acquires real estate through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. CIGNA sold $23 million of foreclosed properties in 2004. Real estate investments were not a significant portion of CIGNA’s Domestic Employee Benefits portfolios as of December 31, 2004.

Derivative Instruments

CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize insurance customers’ market risks. For information about CIGNA’s use of derivative financial instruments, see Notes 2(B) and 7(H) to CIGNA’s 2004 Financial Statements included in its Annual Report.

See “Investment Assets” in the MD&A section of, and Notes 2, 7, 8 and 9 to the Financial Statements included in CIGNA’s Annual Report for additional information about CIGNA’s investments.

Other Investments

In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio which includes the investments of the International segment and unallocated corporate investments. Invested assets for International and unallocated corporate investments totaled $1.3 billion as of December 31, 2004. Investments include U.S. and international fixed maturities, policy loans, mortgage loans and short-term investments.

H. Run-off Retirement

Principal Products and Markets

Until March 31, 2004, CIGNA’s Retirement operations provided investment products and professional services to contractholders including sponsors of qualified and non-qualified pension, profit sharing and retirement savings plans. CIGNA offered a broad range of products to defined benefit and defined contribution pension plans, profit-sharing plans and retirement savings plans.

On April 1, 2004, CIGNA sold its retirement benefits businesses to Prudential and CIGNA no longer sells the products related to the sold businesses. For additional information about the sale transaction, see “Sale of Retirement Benefits Business” in the MD&A section of, and Note 3 to CIGNA’s 2004 Financial Statements included in, the Annual Report.

The sale of CIGNA's retirement benefits business was primarily in the form of a reinsurance arrangement. Upon the sale, CIGNA reinsured with Prudential $16.0 billion of general account contractholder liabilities under an indemnity reinsurance arrangement and $35.3 billion of insurance, contractholder and separate account liabilities under modified coinsurance arrangements, including $32.0 billion in separate account liabilities, and $2.0 billion related to the Guaranteed Cost Business described below.

The General and Separate Accounts

During the remainder of 2004 after the sale, Prudential entered into novation agreements with some of the insured party contractholders relieving CIGNA of any remaining contractual obligations to those parties. As a result, CIGNA reduced reinsurance recoverables, contractholder deposit funds and separate account balances for these obligations.

Prudential deposited assets associated with the reinsurance of general account contracts other than the Guaranteed Cost Business into a trust (the "Ceded Business Trust"), which provides security to CIGNA for the related reinsurance recoverables. Prudential is permitted to withdraw assets from the Ceded Business Trust equal to the reduction in CIGNA's reserves whenever such a reduction occurs. For example, such reductions will occur when new contracts between Prudential and insured parties become effective. As of December 31, 2004, assets totaling $11.8 billion remained in the Ceded Business Trust.

Guaranteed Cost Business.

The Guaranteed Cost Business consists primarily of single premium annuities that are supported by CIGNA's general account. This business is reinsured on a modified coinsurance basis for the first two years following the sale. Assets associated with this business are held in a trust of which Prudential is the beneficiary (the "Guaranteed Cost Trust").

In 2006, Prudential may elect to terminate its reinsurance of the Guaranteed Cost Business under its agreement with CIGNA. If Prudential does not exercise this right the cession of the Guaranteed Cost Business will convert to an indemnity coinsurance basis, and CIGNA will become the beneficiary of the Guaranteed Cost Trust. The contracts coinsured will be novated thereafter to the extent contractholders consent.

If Prudential elects to terminate the reinsurance of the Guaranteed Cost Business, CIGNA would retain the Guaranteed Cost Trust assets and the liabilities of the Guaranteed Cost Business.

As of December 31, 2004, CIGNA had approximately $2.0 billion in assets in the Guaranteed Cost Trust, consisting primarily of fixed maturities and mortgage loans. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangements.

I. Run-off Reinsurance

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

The determination of reserves for these contracts requires CIGNA to make critical accounting estimates, as discussed in the table on page 7 in the MD&A section of CIGNA’s Annual Report. One of these estimates relates to the ability of the policyholders to withdraw substantially all of their mutual fund investments while retaining the available death benefit coverage in effect at the time of the withdrawal (referred to as partial surrender). Equity market declines could expose CIGNA to higher rates of partial surrender, the effect of which is not covered by the program to substantially reduce equity market risks related to these contracts.

For additional information about guaranteed minimum death benefit contracts, see “Other Matters” under “Run-off Reinsurance” in the MD&A section of, and Note 6 to CIGNA’s 2004 Financial Statements included in its Annual Report.

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

CIGNA has purchased reinsurance from third parties, which covers 55% of the exposures of these contracts. CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to equity market returns, volatility of the underlying equity and bond mutual fund investments, interest rates (both the liability discount rate assumption and the interest rate projected at future time periods are required to calculate the reinsurance benefits), mortality, lapse and annuity election rates, policy surrenders and credit risk.

For additional information about guaranteed minimum income benefit contracts, see “Other Matters” under “Run-off Reinsurance” and “Guaranteed minimum income benefit” under “Guarantees and Contractual Obligations” in the MD&A section of, and Note 21C to CIGNA’s 2004 Financial Statements included in CIGNA’s Annual Report.

Unicover and Other Run-off Reinsurance

The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool was completed in 2002, some disputes over collection of amounts due CIGNA from the retrocessionaires continue and may require further arbitration actions to resolve. Also disputes and arbitration regarding other reinsurance (retrocessional) contracts for the pool remain and may not be resolved for some time.

Run-off Reinsurance also includes other workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA obtained retrocessional reinsurance coverage for a significant portion of the claims under these contracts. Some of these retrocessionaires have disputed the validity of their contracts with CIGNA. Several of these disputes were settled in 2004 and several remain in arbitration. These arbitrations are expected to be resolved in 2005 and 2006. CIGNA also bears the risk of loss if the retrocessionaires are unable to meet their reinsurance obligations to CIGNA.

Unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for liabilities associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of December 31, 2004, based on current information. However, it is possible that future developments regarding these matters could result in a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

For more information see “Run-off Reinsurance” in the MD&A section of, and Note 17 to CIGNA’s 2004 Financial Statements included in its Annual Report.

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

Most jurisdictions have laws and regulations governing rates, solvency, standards of conduct and various insurance products. States often regulate standards for HMO quality assurance programs, minimum levels of benefits that must be offered and requirements for availability and continuity of care. Increasingly, states also are regulating the relationship between HMOs and their contracted providers, and are requiring submission of reports on medical utilization and other matters for managed care products. Most states have enacted laws requiring the payment of interest on claims paid late and state regulators have recently begun imposing substantial penalties for late payment even where interest is properly paid on late claim payments.

The form and content of statutory financial statements and the type and concentration of investments are also regulated. Each insurance and HMO subsidiary is required to file periodic financial reports with supervisory agencies in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

Insurance risk selection is a concern of regulators. For example, some states have imposed restrictions on the use of underwriting criteria related to AIDS/HIV status, domestic abuse and credit reports. Also, various interpretations under the Americans with Disabilities Act may affect the provision of insurance benefits under certain types of policies.

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

Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. CIGNA expects additional states to consider revising their solvency standards and guaranty fund legislation to encompass HMOs. For additional information about guaranty fund and other assessments, see Note 21 to CIGNA’s 2004 Financial Statements included in its Annual Report.

Some states require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards.

The National Association of Insurance Commissioners (“NAIC”) has developed model solvency-related laws that many states have adopted. The NAIC also has developed risk-based capital rules (“RBC rules”) for life and health insurance companies and HMOs that have been adopted by many states.

The NAIC is considering changing RBC rules and statutory reserving rules for variable annuities, with a possible effective date of December 31, 2005. Any changes would apply to CIGNA’s specialty life reinsurance contracts.

The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer’s adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

In addition, various foreign jurisdictions prescribe minimum surplus requirements that are based upon liquidity and reserve coverage measures. CIGNA’s life and health insurance and HMO subsidiaries were adequately capitalized during 2004 under applicable RBC and foreign surplus rules.

Certain CIGNA insurance subsidiaries are subject to state laws regulating insurers that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance subsidiary and the holding company or its other subsidiaries may require notification to, or be subject to the approval of, one or more state insurance commissioners.

State and federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their administration, may result in increased regulation. States have responded to concerns about marketing, advertising and administration of insurance by increasing the number and frequency of market conduct examinations and imposing larger penalties for violations of laws and regulations pertaining to these functions.

Several state regulatory inquiries have been made into broker compensation practices for property and casualty, disability, group insurance and health care products. The California Insurance Commissioner also filed suit against several insurance holding companies, including CIGNA, regarding broker compensation practices. It is likely that this increased regulatory focus will lead to legislative or regulatory changes that will affect the manner in which CIGNA and its competitors compensate brokers. For more information regarding the state attorney general inquiries, see Item 3, “Legal Proceedings,” on page 29.

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

CIGNA also offers individual and group Medicare Advantage (HMO) coverage in Arizona. In addition, CIGNA has contractual arrangements with the federal government by which CIGNA provides claims processing and other administrative services to the government with respect to certain Medicare claims.

CIGNA has ended its participation as a managed care plan in other federal government programs. CIGNA’s last contract with a state agency to offer Medicaid coverage expired in 2003. In addition, CIGNA’s contract to participate in the Federal Employee Health Benefits Program in selected markets expired 2003.

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

HIPAA, through its “Administrative Simplification” provisions, also establishes rules to standardize the electronic transmission of data and the codes relating to enrollment, eligibility, payment of claims and coordination of benefits among insurers, providers and health care clearinghouses. CIGNA implemented appropriate compliance initiatives, including significant systems enhancements, to implement the electronic transaction and code set requirements.

Regulations setting standards for the security of electronic health information must be implemented by CIGNA by April 2005. The new regulations specify a series of administrative, technical and physical security safeguards. CIGNA has implemented certain security measures and planned others in anticipation of these rules.

Final regulations pursuant to HIPAA providing standards for the assignment of a unique national identifier for providers must be implemented by May, 2007, although providers may begin applying for national provider identifiers as early as the regulation’s effective date of May 2005. CIGNA is planning to implement the administrative changes, systems enhancements and training necessary to satisfy these requirements. The implementation compliance date for regulations requiring a unique national identifier for employer groups was July, 2004. CIGNA has instituted administrative changes, systems enhancements and training to satisfy these requirements.

HIPAA also imposes privacy regulations covering all aspects of the health care delivery system, and address the use and disclosure of individually identifiable health care information. CIGNA implemented appropriate compliance initiatives, including significant systems enhancements, training and administrative efforts as well as modifications of contracts and interactions with its customers regarding the exchange of individually identifiable health care information.

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

The “Gramm-Leach-Bliley Financial Modernization Act” also contains provisions to protect the privacy of certain information held by insurance companies and financial institutions, and requires such companies to inform individuals of their practices in handling individually identifiable information.

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

Depending upon their nature, CIGNA's investment management activities and products with United States jurisdictional contacts are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment related activities and products. Investment management activities and products outside of the United States, and investments made by non U.S. insurance companies outside the United States, are subject to local regulation. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

CIGNA is also subject to Presidential Executive Order 13224 which prohibits U.S. entities from doing business with persons and entities (including terrorists) on a list maintained by the Office of Foreign Asset Control.

In 2004, CIGNA recognized the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, retroactive to January 1, 2004 in determining its accumulated other postretirement benefit obligation and net other postretirement benefit cost.

Federal regulation and taxation may affect CIGNA’s operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry, current and proposed federal measures that may significantly affect CIGNA’s operations include employee benefit regulation, tax legislation and Social Security legislation.

In 2004, the American Jobs Creation Act of 2004 was enacted. It suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policy holder surplus account. As a result of this legislative change, and subject to regulatory approval, CIGNA's principal subsidiary has the ability to distribute amounts from this account to the parent company without incurring federal income tax. For additional information, see Note 13 of CIGNA's 2004 Annual Report to Shareholders.

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

Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. The principal agencies that rate CIGNA’s insurance subsidiaries characterize their insurance rating scales as follows:

•	A.M. Best Company, Inc. (“A.M. Best”), A++ to S (“Superior” to “Suspended”);
•	Moody’s Investors Service (“Moody’s”), Aaa to C (“Exceptional” to “Lowest”);
•	Standard & Poor’s Corp. (“S&P”), AAA to R (“Extremely Strong” to “Regulatory Action”); and
•	Fitch, Inc. (“Fitch”), AAA to D (“Exceptionally Strong” to “Order of Liquidation”).

As of February 25, 2005, the insurance financial strength ratings for CG Life were as follows:

CG Life Insurance Ratings(1)

A.M. Best	A-
(“Excellent,”
4th of 16)
Moody’s	A3
(“Good,”
7th of 21)
S&P	A-
(“Strong,”
7th of 21)
Fitch	A
(“Strong,”
6th of 24)
________________________
(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CG Life’s rating by A.M. Best is the 4th highest rating awarded in its scale of 16).

As of February 25, 2005, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A- (“Excellent,” 4th of 16), and by Moody’s was A3 (“Good,” 7th of 21).

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

As of February 25, 2005, the debt ratings assigned by the following agencies were as follows:

Debt Ratings(1)
CIGNA CORPORATION

Commercial
	Senior Debt	Paper
Moody’s	Baa3	Prime-3
	(“Adequate,”	(“Acceptable,”
	10th of 21)	3rd of 4)
S&P	BBB	A-2
	(“Adequate”	(“Good,”
	9th of 22)	3rd of 7)
Fitch	BBB	F-2
	(“Good,”	(“Moderately Strong,”
	9th of 24)	3rd of 7)
________________________
(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the applicable agency’s rating scale.

Ratings are reviewed routinely by the rating agencies and may be changed at their discretion. As a result of CIGNA’s sale of its retirement business, the four ratings agencies downgraded by one notch the financial strength rating of CG Life. Also, Moody’s and Fitch downgraded by one notch the senior debt of CIGNA and Moody’s also downgraded by one notch CIGNA’s commercial paper debt rating. These downgrades reflected the reduced earnings available to the parent company following the sale. CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings at the parent company level increase the cost to borrow funds. Lower ratings of CG Life could adversely affect new sales and retention of current business.

L. Miscellaneous

Portions of CIGNA’s insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2004. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

CIGNA had approximately 28,600, 32,700, and 41,200 employees as of December 31, 2004, 2003 and 2002, respectively.

Item 2. PROPERTIES

CIGNA’s headquarters are located in approximately 50,000 square feet of leased office space at One Liberty Place, Philadelphia, Pennsylvania. CIGNA Group Insurance, CIGNA International, portions of CIGNA Health Care and CIGNA’s staff support operations are located in leased premises of approximately 635,000 square feet at Two Liberty Place, Philadelphia. CIGNA Health Care is the primary occupant of a complex of buildings owned by CIGNA, aggregating approximately 1.5 million square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. For additional information concerning leases and property, see Notes 2(H) and 18 to CIGNA’s 2004 Financial Statements included in its Annual Report. This paragraph does not include information on investment properties.

Item 3. LEGAL PROCEEDINGS

Various CIGNA entities were named as defendants in several proposed class action lawsuits brought in federal and state courts against the managed care industry alleging violations under one or more of the Employment Retirement Income Security Act (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various state laws. A Florida federal court is handling this multi-district litigation, which included the federal cases Shane v. Humana, Inc., et al. (CIGNA subsidiaries added as defendants in August 2000) and Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), as well as the Illinois state suit Kaiser and Corrigan v. CIGNA Corporation, et al. (class of health care providers certified on March 29, 2001). In 2004, the Florida federal court approved a settlement agreement between the physician class and CIGNA, and dismissed all claims by physician class members against CIGNA. CIGNA and the non-physician class have announced a settlement agreement and the court has scheduled a fairness hearing on that proposed settlement for April 2005.

A complaint captioned New York v. Express Scripts, Inc., ESI Mail Pharmacy Service, Inc., Connecticut General Life Insurance Company and CIGNA Life Insurance Company of New York was served on August 4, 2004 in the Supreme Court of the State of New York. The complaint alleges certain breaches of contract and violations of civil law in connection with the management of the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. CIGNA subsidiaries filed a motion to dismiss all but the breach of contract claims.

During 2004, CIGNA, other insurance companies, and certain insurance brokers received subpoenas and inquiries from the New York Attorney General, the Connecticut Attorney General and other state regulators relating to their investigations of broker compensation. CIGNA is cooperating with these state inquiries.

On October 14, 2004, United Policyholders v. Universal Life Resources, Inc., et al., was filed in the Superior Court of the State of California for the County of San Diego seeking injunctive and monetary relief for alleged fraudulent and deceptive business practices under section 17200 of the California Code in connection with purportedly undisclosed commissions paid by insurers to broker Universal Life Resources. CIGNA Corporation and Life Insurance Company of North America are named defendants. On October 20, 2004, Ronald Scott Shirley, on behalf of himself and All Others Similarly Situated v. Universal Life Resources, et al., a purported class action suit, was filed in the United States District Court for the Southern District of California under RICO, alleging hidden commissions increased the cost of employee benefit plans and seeking treble damages and injunctive relief. CIGNA Corporation and its subsidiary, Life Insurance Company of North America, are named among the defendants. On January 12, 2005, a new named plaintiff filed an amended complaint on behalf of the purported class in Shirley and the case is now captioned, Cynthia C. Brandes, On Behalf of Herself and All Others Similarly situated vs. Universal Life Resources, et. al.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including CIGNA and several other insurance holding companies) failed to disclose compensation paid to brokers and that, in return for the compensation, the brokers steered clients to defendants. The plaintiffs are seeking injunctive and monetary relief.

 On February 25, 2005, a purported shareholder derivative complaint nominally on behalf of CIGNA was filed in the United States District Court for the Eastern District of Pennsylvania by Roger Coustry.  The complaint asserts a claim of breach of fiduciary duty by CIGNA directors and certain officers allegedly because the Company paid contingent commissions to brokers, and seeks damages and equitable relief.  The factual allegations are similar to those contained in the cases against the broker Universal Life Resources described above.

In late 2002, several purported class action lawsuits were filed against CIGNA and certain of its officers by individuals seeking to represent a class of purchasers of CIGNA securities from May 2, 2001 to October 24, 2002. The complaints allege, among other things, that the defendants violated Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 by misleading CIGNA shareholders with respect to the company’s performance during the class period. Plaintiffs seek compensatory damages and attorneys’ fees. In 2003, these suits were consolidated in the United States District Court for the Eastern District of Pennsylvania as In re CIGNA Corp. Securities Litigation. CIGNA’s motions to dismiss certain claims were granted in 2004.

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

In December 2002 and February 2003, purported class action lawsuits were filed against CIGNA and certain officers by individuals seeking to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock from May 2, 2001 to the present. The complaints assert, among other things, that the same actions alleged in the shareholder suits violated ERISA. Plaintiffs seek compensatory damages, attorneys’ fees and injunctive relief. In 2003, these actions were consolidated in the United States District Court for the Eastern District of Pennsylvania as In re CIGNA Corp. ERISA Litigation. CIGNA filed a motion to dismiss this case. The Court has not certified a class in this case. On August 2, 2004, the judge in this matter ordered that the motion to dismiss should be treated as a motion for summary judgment and invited additional briefing.

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

See “Unicover and Other Run-off Reinsurance” on page 22 for a description of legal matters arising out of the run-off reinsurance operations.

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

MICHAEL W. BELL, 41, Executive Vice President and Chief Financial Officer of CIGNA beginning December 2002; Chief Financial Officer-elect from October 2002 until December 2002; President of CIGNA Group Insurance from July 2000 until October 2002; and Vice President of CIGNA Corporate Accounting and Planning from February 1997 until July 2000.

DAVID M. CORDANI, 39, President, Health Segments, CIGNA HealthCare, from June 2004 until present; Senior Vice President and Chief Financial Officer, CIGNA HealthCare, from October 2002 until June 2004; Senior Vice President, Transformation and Program Management, CIGNA HealthCare, from April 2002 until October 2002; Vice President, Corporate Accounting and Planning, CIGNA Corporation, from August 2000 until April 2002; Geographic Market Leader, Southeast Region, CIGNA HealthCare, from December 1999 until August 2000.

H. EDWARD HANWAY, 53, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; President and a Director of CIGNA since January 1999; and Chief Operating Officer of CIGNA from January 1999 until January 2000; Mr. Hanway reassumed direct management of CIGNA’s health care operations in July 2003.

TERRY L. KENDALL, 58, President of CIGNA International since January 1999.

JOHN MURABITO, 46, Executive Vice President of CIGNA beginning August 2003, with responsibility for Human Resources and Services. Previously held positions at Monsanto Company included Senior Vice President, Human Resources and Corporate Services from March 2000 until August 2003; and Vice President of Human Resources, Agriculture & Nutrition from November 1998 until February 2000. Monsanto Company is a leading provider of agricultural products and integrated solutions.

JUDITH E. SOLTZ, 58, Executive Vice President and General Counsel beginning February 2001; Senior Vice President and Associate General Counsel, 1998 until February 2001.

GREGORY H. WOLF, 48, President of CIGNA Group Insurance beginning October 2002; President of CIGNA Small Case Business Development from September 2001 until October 2002; and Chairman and Chief Executive Officer of nextHR.com from January 2000 until July 2001.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under the caption “Quarterly Financial Data--Stock and Dividend Data” and under the caption “Stock Listing” in CIGNA’s Annual Report is incorporated by reference, as is the information from Note 12 to CIGNA’s 2004 Financial Statements and the number of shareholders of record as of December 31, 2004 under the caption “Highlights” in CIGNA’s Annual Report. CIGNA’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI”.

Issuer Purchases of Equity Securities

The following table provides information about CIGNA's share repurchase activity for the quarter ended December 31, 2004:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
October 1-31, 2004	561,151	$70.22	561,151	$538,300,423
November 1-30, 2004	999,658	$69.16	995,200	$469,478,134
December 1-31, 2004	1,113,871	$79.37	1,111,000	$381,272,728
Total	2,674,680	$73.63	2,667,351	N/A

(1)	Includes shares tendered by employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans. Employees tendered 7,329 shares in November and December.
(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $381 million as of December 31, 2004.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIGNA’s Consolidated Financial Statements and the report of its independent auditors in CIGNA’s Annual Report are incorporated by reference, as is the unaudited information set forth under the caption “Quarterly Financial Data--Consolidated Results”.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures.

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

B.	Internal Control Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting

CIGNA’s management report on internal control over financial reporting under the caption “Management’s Annual Report on Internal Control over Financial Reporting” in CIGNA's Annual Report is incorporated by reference.

Attestation Report of the Registered Public Accounting Firm

The attestation report of CIGNA’s independent registered public accounting firm, on management's assessment of the effectiveness of CIGNA’s internal control over financial reporting and the effectiveness of CIGNA’s internal control over financial reporting under the caption “Report of Independent Registered Public Accounting Firm” in CIGNA's Annual Report is incorporated by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in CIGNA’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, CIGNA’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant

The information under the captions “Management’s nominees for terms to expire in April 2008”, “Management’s nominee for a term to expire in April 2006”, “Directors who will continue in office”, and “Board of directors and committee meetings, membership and attendance” (as it relates to Audit Committee disclosure) in CIGNA’s proxy statement to be dated on or about March 21, 2005 is incorporated by reference.

B. Executive Officers of the Registrant

See PART I - “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Non-employee director compensation” in CIGNA’s proxy statement to be dated on or about March 21, 2005 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The information under the captions “Stock held by directors and executive officers,” “Largest Security Holders” and “CIGNA’s equity compensation plans as of December 31, 2004” in CIGNA’s proxy statement to be dated on or about March 21, 2005 is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Transactions with affiliates” in CIGNA’s proxy statement to be dated on or about March 21, 2005 is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Policy for the pre-approval of audit and non-audit services” and “Fees billed by independent auditors” in CIGNA’s proxy statement to be dated on or about March 21, 2005 is incorporated by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) The following financial statements have been incorporated by reference from CIGNA’s Annual Report:

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to the Financial Statements.

Report of Independent Registered Public Accounting Firm.

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

Date: March 4, 2005

CIGNA Corporation

By: /s/ Michael W. Bell

Michael W. Bell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Directors:*

H. Edward Hanway*	Robert H. Campbell
Chairman, Chief Executive Officer	Jane E. Henney, M.D
and a Director	Peter N. Larson
Joseph Neubauer
Charles R. Shoemate
Louis W. Sullivan, M.D.
Harold A. Wagner
Carol Cox Wait
Marilyn Ware

Principal Accounting Officer:

/s/ Annmarie T. Hagan

Annmarie T. Hagan
Vice President and
Chief Accounting Officer
Date: March 4, 2005
*By: /s/ Carol J. Ward
Carol J. Ward
Attorney-in-Fact
Date: March 4, 2005

CIGNA CORPORATION AND SUBSIDIARIES

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's Annual Report.

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2005 appearing in the 2004 Annual Report to Shareholders of CIGNA Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page FS-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company retroactively adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment.”

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2005

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2004
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$609	$834	$834
States, municipalities and political subdivisions	2,502	2,661	2,661
Foreign governments	772	833	833
Public utilities	895	983	983
All other corporate bonds	8,277	8,974	8,974
Asset-backed securities:
United States government agencies,
mortgage-backed	101	101	101
Other mortgage-backed	835	873	873
Other asset-backed	713	767	767
Redeemable preferred stocks	108	110	110
Total fixed maturities	14,812	16,136	16,136

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	8	29	29
Banks, trust and insurance companies	--	--	--
Public utilities	--	1	1
Non-redeemable preferred stocks	3	3	3
Total equity securities	11	33	33

Mortgage loans on real estate	3,529		3,529
Policy loans	1,594		1,594
Real estate investments	78		78
Other long-term investments	469		478
Short-term investments	71		71

Total investments	$20,564		$21,919

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,
	2004	2003	2002

Other revenues	$6	$-	$-
Total revenues	6	-	-

Operating expenses:
Interest	107	111	120
Intercompany interest	73	64	95
Other	138	87	72
Total operating expenses	318	262	287
Loss before income taxes	(312)	(262)	(287)
Income tax benefit	(138)	(71)	(95)
Loss of parent company	(174)	(191)	(192)
Equity in income (loss) of subsidiaries from continuing operations	1,751	775	(254)
Income (loss) from continuing operations	1,577	584	(446)
Income (loss) from discontinued operations	--	48	(1)
Income (Loss) before Cumulative Effect of Accounting Change	1,577	632	(447)
Cumulative Effect of Accounting Change, Net of Taxes	(139)	--	--
Net income (loss)	$ 1,438	$632	$(447)

See Notes to Condensed Financial Statements on pages FS-8 and FS-9

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,
		2004		2003

Assets:
Cash and cash equivalents		$3		$1
Investments in subsidiaries from continuing operations		12,153		11,261
Other assets		583		481
Total assets		$12,739		$11,743

Liabilities:
Intercompany		$ 4,384		$4,020
Long-term debt		1,424		1,500
Other liabilities		1,728		1,616
Total liabilities		7,536		7,136

Shareholders' Equity:
Common stock (shares issued, 160; 275)		40		69
Additional paid-in capital		2,360		3,647
Net unrealized appreciation — fixed maturities	$ 393		$ 610
Net unrealized appreciation — equity securities	14		29
Net unrealized depreciation — derivatives	(16)		(12)
Net translation of foreign currencies	2		(14)
Minimum pension liability adjustment	(729)		(667)
Accumulated other comprehensive loss.		(336)		(54)
Retained earnings		3,679		9,502
Less treasury stock, at cost		(540)		(8,557)
Total shareholders' equity		5,203		4,607
Total liabilities and shareholders' equity		$12,739		$11,743

See Notes to Condensed Financial Statements on pages FS-8 and FS-9.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$1,577	$584	$(446)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Equity in (income) loss of subsidiaries - continuing operations	(1,751)	(775)	254
Dividends received from subsidiaries - continuing operations	499	608	700
Other liabilities	106	(155)	345
Other, net	(10)	53	63
Net cash provided by operating activities of continuing operations	421	315	916

Cash Flows from Investing Activities:
Other, net	5	10	15
Net cash provided by investing activities of continuing operations	5	10	15

Cash Flows from Financing Activities:
Net change in intercompany debt	364	(20)	(423)
Repayment of long-term debt	(76)	(126)	(36)
Repurchase of common stock	--	--	(355)
Issuance of common stock	64	6	68
Common dividends paid	(100)	(185)	(185)
Treasury Stock Repurchases	(676)	--	--
Net cash used in financing activities of continuing operations	(424)	(325)	(931)
Net increase in cash and cash equivalents	2	--	-
Cash and cash equivalents, beginning of year	1	1	1
Cash and cash equivalents, end of year	$3	$1	$1

See Notes to Condensed Financial Statements on pages FS-8 and FS-9.

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

Note 2—Long-term debt consisted of the following at December 31:

(In millions)	2004	2003
Uncollateralized debt:
6 3/8% Notes due 2006	$100	$100
7.4% Notes due 2007	291	300
8 ¼% Notes due 2007	85	100
7% Notes due 2011	222	250
6.375% Notes due 2011	226	250
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7 7/8% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
Total long-term debt	$1,424	$1,500

In May, 2004, CIGNA entered into a three-year syndicated revolving credit and letter of credit agreement for $1.0 billion. Of this amount, up to $600 million may be used to support an internal reinsurance arrangement and the remaining portion will serve as an available line of credit commitment for CIGNA.

As of December 31, 2004, CIGNA Corporation had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions): none in 2005, $100 in 2006, $376 in 2007, none in 2008, and the remainder in years after 2008.

Interest paid on short- and long-term debt amounted to $109 million, $114 million and $120 million for 2004, 2003 and 2002, respectively.

Note 3—Intercompany liabilities consist primarily of loans payable to CIGNA Holdings, Inc. of $4.1 billion and $3.8 billion as of December 31, 2004 and 2003, respectively. Interest was accrued at an average monthly rate of 1.76% for 2004 and 1.60% for 2003.

Note 4—As of December 31, 2004, CIGNA Corporation had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•
CIGNA Corporation has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary, in the amount of $130 million. These letters of credit secure the payment of insureds’ claims from run-off reinsurance operations. CIGNA Corporation has agreed to indemnify the banks providing the letters of credit in the event of any draw. As of December 31, 2004 approximately $124 million of the letters of credit are issued.

•
Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, CIGNA Corporation guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2004 was $58 million.

•
CIGNA Corporation is obligated under a $25 million letter of credit required by the insurer of its high-deductible self-insurance programs to indemnify the insurer for claim liabilities that fall within deductible amounts for policy years dating back to 1994.

•	CIGNA Corporation also provides solvency guarantees aggregating $34 million under state and federal regulations in support of its indirect wholly owned medical HMOs in several states.

Through December 31, 2004, no payments have been made on these guarantees and none are pending. CIGNA Corporation provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to CIGNA Corporation’s results of operations, liquidity or financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims

Year Ended December 31, 2004
Health Care	$26	$862	$1,941
Disability and Life	12	1,022	2,796
International	420	890	130
Run-off Retirement	--	10,203	--
Run-off Reinsurance	--	1,016	894
Other Operations	86	12,274	144
Corporate	--	--	--
Total	$544	$26,267	$5,905

Year Ended December 31, 2003:
Health Care	$25	$924	$2,563
Disability and Life	15	1,012	2,833
International	311	760	120
Run-off Retirement	146	19,173	--
Run-off Reinsurance	-	1,210	894
Other Operations	83	12,452	188
Corporate	-	-	-
Total	$580	$35,531	$6,598

Year Ended December 31, 2002:
Health Care	$30	$962	$2,611
Disability and Life	15	1,007	2,836
International	229	646	115
Run-off Retirement	141	20,483	-
Run-off Reinsurance	-	1,465	996
Other Operations	79	13,490	175
Corporate	-	-	-
Total	$494	$38,053	$6,733

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Unearned premiums	Premiums and fees (1)	Net investment income (2)	Benefit expenses (1)(3)	Policy acquisition expenses	Other operating expenses

$106	$10,868	$283	$7,100	$55	$3,835
39	1,923	253	1,529	6	590
197	1,026	58	575	172	224
--	215	467	565	6	257
1	80	92	82	--	36
--	124	475	413	5	141
--	--	15	--	--	210
$343	$14,236	$1,643	$10,264	$244	$5,293

$110	$12,284	$283	$8,684	$62	$4,099
39	1,807	250	1,458	6	579
110	855	49	482	144	204
2	271	1,413	919	24	295
2	84	82	116	-	39
-	159	517	561	5	154
-	-	-	-	-	129
$263	$15,460	$2,594	$12,220	$241	$5,499

$120	$12,590	$298	$8,899	$60	$4,009
42	1,712	260	1,411	7	568
43	811	51	472	121	223
3	271	1,493	1,176	53	254
3	138	44	1,761	-	70
-	181	565	595	5	166
-	-	5	-	-	143
$211	$15,703	$2,716	$14,314	$246	$5,433

________________________
(1)	Amounts presented are shown net of the effects of reinsurance. See Note 17 to the Financial Statements included in CIGNA’s 2004 Annual Report.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.
(3)	Benefit expenses include Health Care medical claims expense and other benefit expenses.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2004:
Life insurance in force	$337,654	$46,530	$112,070	$403,194	27.8%

Premiums and fees:
Life insurance and annuities	$2,079	$473	$423	$2,029	20.8%
Accident and health insurance	12,285	116	38	12,207.3%
Total	$14,364	$589	$461	$14,236	3.2%

Year Ended December 31, 2003:
Life insurance in force	$323,241	$52,511	$136,754	$407,484	33.6%

Premiums and fees:
Life insurance and annuities	$2,115	$397	$495	$2,213	22.4%
Accident and health insurance	13,309	122	41	13,228.3
Total	$15,424	$519	$536	$15,441	3.5%

Year Ended December 31, 2002:
Life insurance in force	$334,831	$59,752	$181,830	$456,909	39.8%

Premiums and fees:
Life insurance and annuities	$2,205	$464	$536	$2,277	23.5%
Accident and health insurance	13,483	84	61	13,460.5
Total	$15,688	$548	$597	$15,737	3.8%

CIGNA CORPORATION

SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2004:
Investment asset valuation reserves:
Mortgage loans	$19	$1	$ -	$(18)	$2
Real estate	-	-	-	-		-
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable.	81	20	-	(23)	78
Deferred tax asset valuation
Allowance	223	51	-	-	274
Reinsurance recoverables	176	48	-	(31)	193
2003:
Investment asset valuation reserves:
Mortgage loans	$11	$3	$5	$ -	$19
Real estate	21	1	1	(23)	-
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable.	55	42	(2)	(14)	81
Deferred tax asset valuation
allowance	204	28	-	(9)	223
Reinsurance recoverables	149	19	-	8	176

2002:
Investment asset valuation reserves:
Mortgage loans	$15	$9	$14	$(27)	$11
Real estate	45	17	24	(65)	21
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable.	43	36	-	(24)	55
Deferred tax asset valuation
allowance	150	54	-	-	204
Reinsurance recoverables	-	150	-	(1)	149

________________________
(1)	Change in valuation reserves attributable to policyholder contracts.
(2)
Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other. The change in the deferred tax asset valuation allowance primarily reflects activity in discontinued operations. The change in reinsurance recoverable reflects a reclassification of the gross reinsurance recoverable, with no effect on the net reinsurance recoverable.

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated December 11, 2000	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

4 (a)	Amended and Restated Shareholder Rights Agreement dated as of July 22, 1998 between CIGNA Corporation and First Chicago Trust Company of New York	Filed as Exhibit 4(a) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(b)	Amendment No. 1 dated as of December 14, 1998 to the Amended and Restated Shareholder Rights Agreement	Filed as Exhibit 4(b) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(c)	Amendment No. 2 dated as of December 31, 2001 to the Amended and Restated Shareholder Rights Agreement	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

Exhibits 10.1 through 10.18 are identified as management contracts or compensatory plans or arrangements pursuant to Item 15 of Form 10-K.

10.1	Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2	Restated Restricted Stock/Stock Equivalent Plan for Non-Employee Directors of CIGNA Corporation dated as of October 1, 2004	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.3	Description of Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated effective October 1, 2003	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.4	CIGNA Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.5 (a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed as Exhibit 10.7(a) to the registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed herewith.

10.6	Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed herewith.

10.7	CIGNA Executive Incentive Plan, as amended and restated January 1, 2002	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.8	CIGNA Long-Term Incentive Plan, as amended through July 2004	Filed herewith.

10.9	CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.10 (a)	CIGNA Supplemental Pension Plan, as amended and restated August 1, 1998	Filed as Exhibit 10.9(a) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(b)	Amendment No. 1 to the CIGNA Supplemental Pension Plan effective as of September 1, 1999	Filed herewith.

(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension	Filed as Exhibit 10.11(c) to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.11	Description of CIGNA Corporation Financial Services Program	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.12	Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.13	Form of Non-Compete Agreement dated December 8, 1997 with Mr. Hanway	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.14	Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.19 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.15	Agreement and Release dated August 30, 2004 with Mr. Coyle	Filed herewith.

10.16	Schedule regarding Deferred Stock Unit Agreements dated August 6, 2003 with Messrs. Hanway, Bell and Wolf and Ms. Soltz and Form of Deferred Stock Unit Agreement	Filed as Exhibit 10.22 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.17	Description of Arrangement regarding Unit-based Long-Term Incentive Compensation	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.18	Summary of Non-employee Director Compensation	Filed as Exhibit 10.1 to the registrant's Form 8-K dated February 1, 2005 and incorporated herein by reference.

12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

13	Portions of registrant's 2004 Annual Report to Shareholders (Entire Annual Report bound in printed versions of Form 10-K)	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Powers of Attorney	Filed herewith.

24.2	Certified Resolutions	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, 1650 Market Street, OL57B, Philadelphia, PA 19192.