Form 10-Q
period 2005-03-31
CIGNA CORP
filed 2005-05-05
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, 130,887,364 shares of the issuer's common stock were outstanding.

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004

REVENUES
Premiums and fees	$3,362	$3,628
Net investment income	330	603
Other revenues	636	470
Realized investment gains	17	21
Total revenues	4,345	4,722

BENEFITS AND EXPENSES
Health Care medical claims expense	1,456	1,757
Other benefit expenses	868	1,207
Other operating expenses	1,356	1,446
Total benefits and expenses	3,680	4,410

INCOME BEFORE INCOME TAXES AND BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	665	312

Income taxes (benefits):
Current	59	142
Deferred	170	(37)
Total taxes	229	105

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	436	207

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	(139)

NET INCOME	$436	$68

EARNINGS PER SHARE - BASIC

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	$3.34	$1.48

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	(0.99)

NET INCOME	$3.34	$0.49

EARNINGS PER SHARE - DILUTED

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	$3.28	$1.47

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	(0.99)

NET INCOME	$3.28	$0.48

DIVIDENDS DECLARED PER SHARE	$0.03	$0.33

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of		As of
		March 31,		December 31,
		2005		2004

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $14,969; $14,812)		$16,060		$16,136
Equity securities, at fair value (cost, $13; $11)		32		33
Mortgage loans		3,355		3,529
Policy loans		1,601		1,594
Real estate		77		78
Other long-term investments		482		478
Short-term investments		61		71
Total investments		21,668		21,919
Cash and cash equivalents		2,400		2,519
Accrued investment income		297		285
Premiums, accounts and notes receivable		1,663		1,628
Reinsurance recoverables		9,749		14,595
Deferred policy acquisition costs		563		544
Property and equipment		747		777
Deferred income taxes		1,260		1,383
Goodwill		1,620		1,620
Other assets, including other intangibles		303		312
Separate account assets		10,607		35,477
Total assets		$50,877		$81,059

LIABILITIES
Contractholder deposit funds		$12,966		$17,839
Future policy benefits		8,463		8,428
Unpaid claims and claim expenses		4,319		4,311
Health Care medical claims payable		1,337		1,594
Unearned premiums		345		343
Total insurance and contractholder liabilities		27,430		32,515
Accounts payable, accrued expenses and other liabilities		6,027		6,359
Short-term debt		100		-
Long-term debt		1,338		1,438
Nonrecourse obligations		66		67
Separate account liabilities		10,607		35,477
Total liabilities		45,568		75,856

CONTINGENCIES - NOTE 12

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 160; 160)		40		40
Additional paid-in capital		2,297		2,360
Net unrealized appreciation, fixed maturities	$247		$393
Net unrealized appreciation, equity securities	12		14
Net unrealized depreciation, derivatives	(18)		(16)
Net translation of foreign currencies	5		2
Minimum pension liability adjustment	(729)		(729)
Accumulated other comprehensive loss		(483)		(336)
Retained earnings		4,112		3,679
Less treasury stock, at cost		(657)		(540)
Total shareholders' equity		5,309		5,203

Total liabilities and shareholders' equity		$50,877		$81,059

SHAREHOLDERS' EQUITY PER SHARE		$40.56		$39.41

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended March 31,		2005		2004

Common stock		$40		$69

Additional paid-in capital, January 1		2,360		3,647
Issuance of stock for employee benefits plans		(63)		57
Additional paid-in capital, March 31		2,297		3,704

Accumulated other comprehensive loss, January 1		(336)		(54)
Net unrealized appreciation (depreciation), fixed maturities	$(146)	(146)	$153	153
Net unrealized depreciation, equity securities	(2)	(2)	(1)	(1)
Net unrealized appreciation (depreciation) on securities	(148)		152
Net unrealized appreciation (depreciation), derivatives	(2)	(2)	7	7
Net translation of foreign currencies	3	3	9	9
Minimum pension liability adjustment	-	-	(113)	(113)
Other comprehensive income (loss)	(147)		55
Accumulated other comprehensive income (loss), March 31		(483)		1

Retained earnings, January 1		3,679		9,502
Net income	436	436	68	68
Common dividends declared		(3)		(47)
Retained earnings, March 31		4,112		9,523

Treasury stock, January 1		(540)		(8,557)
Repurchase of common stock		(240)		-
Other, primarily issuance of treasury stock for employee benefit plans		123		(20)
Treasury stock, March 31		(657)		(8,577)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$289	$5,309	$123	$4,720

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting change	$436	$207
Adjustments to reconcile income before cumulative effect of
accounting change to net cash provided by operating activities:
Insurance liabilities	(216)	(380)
Reinsurance recoverables	(52)	95
Deferred policy acquisition costs	(17)	(27)
Premiums, accounts and notes receivable	146	294
Accounts payable, accrued expenses and other liabilities	113	(28)
Current income taxes	(42)	174
Deferred income taxes	170	(37)
Realized investment (gains)	(17)	(21)
Depreciation and amortization	62	62
Gains on sales of businesses	(286)	(14)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts, net of purchases	-	782
Other, net	(26)	16
Net cash provided by operating activities	271	1,123

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	594	650
Equity securities	4	3
Mortgage loans	151	64
Other (primarily short-term investments)	2,571	1,338
Investment maturities and repayments:
Fixed maturities	194	187
Mortgage loans	76	361
Investments purchased:
Fixed maturities	(904)	(1,482)
Equity securities	(5)	(6)
Mortgage loans	(53)	(331)
Other (primarily short-term investments)	(2,659)	(1,277)
Property and equipment, net	(23)	(18)
Other, net	-	(4)
Net cash used in investing activities	(54)	(515)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	176	1,677
Withdrawals and benefit payments from contractholder deposit funds	(168)	(2,108)
Change in cash overdraft position	(193)	(50)
Repurchase common stock	(242)	-
Issuance of common stock	94	19
Common dividends paid	(3)	(47)
Net cash used in financing activities	(336)	(509)

Net increase (decrease) in cash and cash equivalents	(119)	99
Cash and cash equivalents, beginning of period	2,519	1,392

Cash and cash equivalents, end of period	$2,400	$1,491

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$91	$(32)
Interest paid	$22	$24

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

The interim financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s 2004 Annual Report to Shareholders and Form 10-K for the year ended 2004.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. In the second quarter of 2004, CIGNA sold its retirement benefits business. See Note 3 regarding this sale.

Certain reclassifications have been made to prior period amounts to conform to the 2005 presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Stock compensation. Effective October 1, 2004, CIGNA elected to early adopt Statement of Financial Accounting Standards (SFAS) No. 123 (as revised in 2004 and referred to as SFAS 123R,) “Share-Based Payment.” Prior period financial statements have been restated to comply with SFAS 123R. This standard requires companies to recognize in net income an estimate of expense for stock awards and options over their vesting periods typically determined as of the date of grant. Compensation expense for stock options is recorded over their vesting periods based on the estimated fair value of the stock options using an option-pricing model. Compensation expense is recorded for restricted stock grants and deferred stock units over their vesting periods based on fair value, which is equal to the market price of CIGNA common stock on the date of grant. Compensation expense for stock options is recorded in Corporate. The following information summarizes the effects of implementing this standard on CIGNA’s net income and earnings per share for stock option expense:

Three Months Ended
(In millions, except per share amounts)	March 31, 2004
Net income, prior to implementation	$73
Compensation expense for stock options, net of taxes, prior to implementation	5
Compensation expense for stock options, net of taxes, under SFAS 123R	(10)
Net income under SFAS 123R	$68
Net income per share:
Basic - prior to implementation	$0.52
Basic - as restated	$0.49
Diluted - prior to implementation	$0.52
Diluted - as restated	$0.48

Compensation cost and related tax benefits for stock options, restricted stock and deferred tax units were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Compensation cost	$6	$21
Tax benefits	$2	$7

Compensation cost for the three months of 2005 was reduced to adjust for the effects of actual and expected forfeitures to reflect an average rate of historical forfeitures for stock options at 10% annually.

Compensation cost for stock options was determined using options granted and the average fair value of options granted under the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
(Options in thousands)	2005	2004
Dividend yield	0.1%	0.2%
Expected volatility	35.0%	47.6%
Risk-free interest rate	3.9%	2.2%
Expected option life	5.25 years	3.3 years
Options granted	781	3,047
Weighted average fair value of options granted	$33.88	$19.66

In 2005, the expected volatility was developed considering CIGNA's past daily stock price volatility. Volatility implied in the market prices of traded options was not considered a good indicator of future volatility because remaining maturities of traded options are less than one year. The expected option life in 2005 was developed by considering certain factors, including assumptions used by other companies with comparable stock option plan features and that CIGNA had cancelled a replacement option feature in June 2004. In 2004, the expected volatility and option life was developed considering CIGNA's experience.

Restricted stock granted and the average fair value at the date of grant was as follows:

	Three Months Ended March 31,
(Grants in thousands)	2005	2004
Restricted stock granted	282	417
Weighted average fair value	$91.36	$56.92

No deferred stock units were awarded in 2004 or 2005.

Further in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides additional guidance to stock option expensing provisions under SFAS 123R. This guidance had no impact on CIGNA's early adoption of SFAS 123R, however the additional guidance was considered in establishing assumptions to value newly granted stock options under SFAS 123R.

Long-Duration Contracts.  Effective January 1, 2004, CIGNA implemented SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

The SOP addresses accounting for certain contractual features of investment-related and universal life contracts and for separate accounts. The cumulative effect of implementing the SOP in the first quarter of 2004 was a reduction to net income of $139 million, of which $136 million resulted from recording liabilities for certain experience-rated pension policyholder contracts based on the appreciated value of associated pools of investments, primarily mortgage loans and real estate. CIGNA recorded additional benefits expense of $17 million pre-tax ($11 million after-tax) in the first quarter of 2004 to reflect the post-implementation effect of this accounting requirement. The sale of CIGNA's retirement benefits business generally resulted in the transfer to the buyer of the pool of investments supporting experience-rated pension policyholder contracts. See Note 3 for information about this sale.

The remaining cumulative effect resulted from implementing the SOP’s requirements applicable to universal life contracts. CIGNA’s accounting for reinsurance of guaranteed minimum death benefit contracts and guaranteed minimum income benefit contracts was not affected by the provisions of the SOP.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an after-tax gain of $809 million, of which $267 million after-tax was recognized immediately. The sales agreement provides for post closing adjustments; however, any future adjustments are not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains liability, $542 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with the insured parties relieving CIGNA of any remaining contractual obligation to those parties. Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At that time, CIGNA accelerates recognition of a portion of the deferred gain. CIGNA recognized normal amortization of $14 million pre-tax ($9 million after-tax) for the first three months of 2005 in other revenues in the Run-off Retirement segment. During the first quarter of 2005, CIGNA accelerated $260 million pre-tax ($169 million after-tax) of the deferred gain in other revenues. CIGNA also reduced reinsurance recoverables, contractholder deposit funds and separate account balances. The remaining pre-tax deferred gain as of March 31, 2005 is $138 million.

On January 1, 2005, CIGNA transferred the assets of substantially all of the separate accounts related to the retirement benefits business to the buyer. Since the arrangement is modified coinsurance, CIGNA received units of the buyer’s separate accounts and carries those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At March 31, 2005, there were approximately $6.7 billion of separate account assets and liabilities associated with the business not yet directly assumed by the buyer.

At March 31, 2005, CIGNA had approximately $2.0 billion of invested assets, primarily fixed maturities and mortgage loans, supporting a modified coinsurance arrangement with the buyer. These invested assets are held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement. During the first quarter of 2005, CIGNA recorded in other operating expenses a pre-tax charge of $12 million ($8 million after-tax) to offset realized investment results. This charge had no effect on CIGNA's net income.

As a result of this modified coinsurance arrangement, CIGNA has an embedded derivative that transfers to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. A significant decrease in interest rates could result in a material charge to CIGNA's consolidated net income until the modified coinsurance arrangement ends in 2006.

The modified coinsurance arrangement provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities.

See Note 10 for additional information.

NOTE 4 - COST REDUCTION PROGRAMS

First quarter 2005 program. In the first quarter of 2005, CIGNA implemented a plan to further streamline operations in the health care business and in supporting areas. As a result, CIGNA recognized in other operating expenses a total pre-tax charge of $51 million ($33 million after-tax) for severance costs as follows:

(In millions)	Health Care	Corporate	Total
First quarter 2005 charge	$22	$29	$51
First quarter 2005 payments	(1)	(2)	(3)
Balance as of March 31, 2005	$21	$27	$48

Operational effectiveness review. In the first quarter of 2004, CIGNA adopted a restructuring program associated with planned organizational changes to streamline functional support resources and to adjust its operations to current business volumes. As a result, CIGNA recognized in other operating expenses a total pre-tax charge of $86 million ($56 million after-tax) of which $75 million pre-tax ($49 million after-tax) was recorded in the first quarter of 2004.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
Balance as of December 31, 2004:
Severance	$11	$9	$20
Real estate	8	1	9

First quarter 2005 payments:
Severance	(6)	(6)	(12)
Real estate	(1)	-	(1)
Balance as of March 31, 2005	$12	$4	$16

* Includes first quarter 2004 restructuring charges of $2 million pre-tax in the Disability and Life segment.

NOTE 5 - GUARANTEED MINIMUM DEATH BENEFIT AND INCOME BENEFIT CONTRACTS

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity market exposures as a result of this product.

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 22 of CIGNA’s 2004 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the first quarter of 2005, CIGNA completed its normal quarterly review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflects updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of approximately $1.0 billion as of March 31, 2005, and December 31, 2004.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of March 31, 2005.

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-15% depending on the net amount at risk for each policy.

•	The mean investment performance assumption is 5% considering CIGNA's program to reduce equity market exposures using futures and forward contracts.
•	The volatility assumption is 15-30%, varying by equity fund type; 3-8%, varying by bond fund type; and 1% for money market funds.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.

As of March 31, 2005, the aggregate fair value of the underlying mutual fund investments was approximately $43.0 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.1 million contractholders had died on that date) was approximately $9.3 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

CIGNA recorded in other revenues a pre-tax gain of $38 million for the three months of 2005 and a pre-tax loss of $31 million for the three months of 2004 from futures and forward contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses. During the first quarter of 2005, CIGNA began using foreign currency futures contracts in place of foreign currency forwards as part of its program to reduce international equity market risks associated with this business. The notional or face amount of the futures contract positions held by CIGNA at March 31, 2005, was $1.4 billion.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2004 Annual Report to Shareholders.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 12 for further information.

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

Components of net pension cost were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Service cost	$17	$22
Interest cost	55	55
Expected return on plan assets	(46)	(48)
Amortization of: Net loss from past experience	36	18
Prior service cost	(1)	—
Net pension cost	$61	$47

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

Pre-tax curtailment losses for pension benefits associated with the sale of the retirement benefits business and the operational effectiveness review as of March 31, 2004 were $4 million pre-tax in aggregate ($3 million after-tax).

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Service cost	$1	$1
Interest cost	9	9
Expected return on plan assets	(1)	(1)
Amortization of prior service cost	(5)	(4)
Net other postretirement benefit cost	$4	$5

NOTE 7 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits:

	Three Months Ended March 31,
(In millions)	2005	2004
Fixed maturities	$13	$9
Equity securities	1	2
Real estate	—	(2)
Derivatives and other	3	12
Realized investment gains, before income taxes	17	21
Less income taxes	6	7
Net realized investment gains	$11	$14

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities, for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Proceeds from sales	$598	$653
Gross gains on sales	$15	$34
Gross losses on sales	$(6)	$(3)

Fixed maturities included securities of $52 million at March 31, 2005 and $56 million at December 31, 2004 classified as trading. These securities are carried at fair value with changes in fair value reported in other revenues.

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of March 31, 2005, fixed maturities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
One year or less:
Investment grade	$3,596	$3,667	$(71)
Below investment grade	$189	$195	$(6)
More than one year:
Investment grade	$516	$537	$(21)
There were no equity securities with a material decline in fair value from cost at March 31, 2005.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits for certain annuities; and
•	amounts required to adjust other liabilities after the initial reclassification of unrealized appreciation under a modified coinsurance arrangement.

Changes in accumulated other comprehensive income (loss) as of the three months ended are as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended March 31,
2005
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(213)	$74	$(139)
Gains realized on securities	(14)	5	(9)
Net unrealized depreciation, securities	$(227)	$79	$(148)
Net unrealized depreciation, derivatives	$(2)	$—	$(2)
Net translation of foreign currencies	$5	$(2)	$3
2004
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$244	$(85)	$159
Gains realized on securities	(11)	4	(7)
Net unrealized appreciation, securities	$233	$(81)	$152
Net unrealized appreciation, derivatives	$11	$(4)	$7
Net translation of foreign currencies	$13	$(4)	$9
Minimum pension liability adjustment	$(174)	$61	$(113)

NOTE 9 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended March 31,
2005
Income before cumulative effect of accounting change	$436	—	$436
Shares (in thousands):
Weighted average	130,722	—	130,722
Options and restricted stock grants		2,004	2,004
Total shares	130,722	2,004	132,726
EPS	$3.34	$(0.06)	$3.28
2004
Income before cumulative effect of accounting change	$207		$207
Shares (in thousands):
Weighted average	139,999	—	139,999
Options and restricted stock grants		1,116	1,116
Total shares	139,999	1,116	141,115
EPS	$1.48	(0.01)	$1.47

Outstanding employee stock options to purchase approximately 6.3 million shares as of March 31, 2005 and 14.8 million shares as of March 31, 2004 were not included in the computation of diluted earnings per share because their effect would have been antidilutive as the estimated proceeds from their exercise was greater than the average share price of CIGNA's common shares for the period.

Common shares held as Treasury shares were 29,141,097 as of March 31, 2005, and 134,370,451 as of March 31, 2004.

NOTE 10 - REINSURANCE

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $3.8 billion as of March 31, 2005, and $8.6 billion as of December 31, 2004 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of reinsurance arrangements. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.1 billion at March 31, 2005, and $5.2 billion at December 31, 2004, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance. The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool was completed in 2002, some disputes over collection of amounts due CIGNA from those retrocessionaires continue and may require further arbitration actions to resolve. Disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool are likely to be substantially resolved by the end of 2006.

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA is in dispute and arbitration with some ceding companies over the amount of liabilities assumed under their contracts, and expects that these disputes and arbitrations will be substantially resolved by 2007. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts, and some of these retrocessionaires have disputed the validity of their contracts with CIGNA. Several of these disputes with retrocessionaires were settled in 2004 and 2005 and several remain in arbitration. These arbitrations are expected to be substantially resolved by the end of 2006.

Unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as reserves associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2005, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits, losses and settlement expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees
Individual life insurance and annuity business sold	$67	$73
Other	41	39
Total	$108	$112
Reinsurance recoveries
Individual life insurance and annuity business sold	$63	$79
Other	43	38
Total	$106	$117

NOTE 11 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings” which is defined as income before cumulative effect of accounting change and realized investment gains (losses).

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees and other revenues
Health Care	$2,758	$3,043
Disability and Life	557	527
International	300	241
Run-off Retirement	274	234
Run-off Reinsurance	61	(9)
Other Operations	57	81
Corporate	(9)	(19)
Total	$3,998	$4,098
Income (loss) before cumulative effect of accounting change
Health Care	$191	$152
Disability and Life	59	39
International	30	15
Run-off Retirement	166	27
Run-off Reinsurance	(16)	(10)
Other Operations	30	18
Corporate	(35)	(48)
Segment earnings	425	193
Realized investment gains, net of taxes	11	14
Income before cumulative effect of accounting change	$436	$207

NOTE 12 - CONTINGENCIES AND OTHER MATTERS

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Separate Account Guarantees

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

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree and life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or the affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2005, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.3 billion as of March 31, 2005. As of March 31, 2005, approximately 80% of these guarantees were associated with the sold retirement benefits business and reinsured by the affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of March 31, 2005.

CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. This guarantee is fully reinsured by an affiliate of the buyer of the retirement benefits business. This guaranteed benefit obligation was $360 million as of March 31, 2005. CIGNA had no additional liabilities for these guarantees as of March 31, 2005.

Other Financial Guarantees

CIGNA guaranteed construction loans of $25 million as of March 31, 2005 related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of March 31, 2005.

CIGNA had indemnification obligations to lenders up to $301 million as of March 31, 2005 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the second quarter of 2005 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2005.

As of March 31, 2005, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of March 31, 2005.

CIGNA had indemnification obligations as of March 31, 2005 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2005.

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

CIGNA regularly evaluates the assumptions used in establishing these assets and liabilities and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 23 of CIGNA's 2004 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

The following provides information about the assumptions used in calculating the assets and liabilities for guaranteed minimum income benefits:

•
These liabilities represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. Included in net amounts expected to be paid is the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization. The assets associated with these contracts represent receivables in connection with reinsurance that CIGNA has purchased from third parties.

•	The market return assumption is 9-12% varying by equity fund type; 6-9% varying by bond fund type; and 5-6% for money market funds.
•	The volatility assumption is 14-24%, varying by equity fund type; 6-7%, varying by bond fund type; and 2-3% for money market funds.
•	The discount rate is 5.75%.
•
The projected interest rate used to calculate the reinsured income benefits at the time of annuitization varies by economic scenario, reflects interest rates as of the valuation date, and has a long-term mean rate of 5-6% and a standard deviation of 12-13%.

•	The mortality assumption is 75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 2-15%, depending on policy duration.
•	The annuity election rate assumption is that no more than 5% of the policies eligible to annuitize their variable annuity contracts will do so each year.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date ( 2005 through 2014); and
•	All underlying mutual fund investment values remained at the March 31, 2005 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.5 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of March 31, 2005, CIGNA had liabilities of $86 million related to these contracts and amounts recoverable from reinsurers of $47 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of March 31, 2005.

As of December 31, 2004, CIGNA had liabilities of $71 million related to these contracts and amounts recoverable from reinsurers of $39 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of December 31, 2004. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

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

Tax liability on policyholder surplus accounts. The American Jobs Creation Act of 2004 suspends, for a two-year period commencing

January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholder surplus account. As a result of this legislation and upon regulatory approval, CIGNA's principal subsidiary distributed approximately $220 million from this account to the parent company during the first quarter of 2005 without incurring federal income tax. For additional information, see Note 13 of CIGNA's 2004 Annual Report to Shareholders.

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

Concentration of risk. CIGNA’s products in its International segment include coverages for employees and individuals who may be exposed to acts of terrorism or the events of a war zone. These risks could result in a concentration of loss if a single adverse event affected many covered individuals and in certain situations could lead to losses that could be material to earnings for this segment and to CIGNA's consolidated results.

Litigation and Other Legal Matters

In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

In 2004, CIGNA, other insurance companies and certain insurance brokers received subpoenas and inquiries from the New York Attorney General, the Connecticut Attorney General and other state regulators relating to their investigations of broker compensation. During the third quarter of 2004, the New York Attorney General brought suit against a large insurance broker, alleging that the broker sought rigged bids from, and steered business to, certain property and casualty insurers with whom it had contingent compensation arrangements. During the fourth quarter of 2004, The New York Attorney General filed suit against Universal Life Resources (ULR), a disability and accident insurance broker. CIGNA is mentioned in the complaint but is not a defendant. Separately, a purported class action lawsuit is pending (one having been withdrawn) against ULR and several group life, disability and accident insurance companies, including CIGNA subsidiaries, asserting among other things, that contingent commissions are unlawful. In addition, the California insurance commissioner, in a suit against ULR and several insurance holding companies, including CIGNA, is seeking injunctive relief. CIGNA is cooperating with the inquiries by the New York and Connecticut Attorneys General and other state regulators and disagrees with the assertions against it in the lawsuits. Further, in the first quarter of 2005, a shareholder filed a derivative suit nominally on behalf of CIGNA in federal court in the Eastern District of Pennsylvania against certain directors and officers.  The complaint alleges breach of fiduciary duty in connection with alleged concealment of the fact that CIGNA paid contingent commissions to brokers, and seeks damages and equitable relief.  The factual allegations are similar to those contained in the cases against the broker Universal Life Resources described above.

In 2004, the New York Attorney General commenced a lawsuit against Express Scripts, Inc. and two CIGNA insurance companies. Under an agreement with the CIGNA companies, Express Scripts is responsible for administering the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. The CIGNA companies insure the prescription drug benefit program and hold the contract with the New York State Department of Civil Service. The complaint primarily focuses on administration of the prescription drug benefit program.

In 2002, several purported class action lawsuits (which have been consolidated), as well as two shareholder derivative complaints (which have been consolidated) nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits (which have been consolidated) asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock. CIGNA has informed the court that the parties have an agreement in principle and will be submitting a settlement agreement under which the 401(k) suits would be dismissed.

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

See “Unicover and other run-off reinsurance” in Note 10 for a description of legal matters arising out of the run-off reinsurance operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2005”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 38.

The following discussion addresses the financial condition of CIGNA as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2004 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, dental benefits, and disease management) as well as group disability, life and accident insurance, and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off retirement operation (see page 28 for further discussion) and a run-off reinsurance operation.

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

Key company-specific drivers affecting CIGNA’s results include:

•	competitiveness of CIGNA's product design and service quality;
•	the absolute level of and trends in benefit costs;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns; and
•	the relationship between administrative costs and revenue.

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

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, which is dependent on membership growth, and on managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) offer products that meet emerging consumer and market trends; (2) improve medical membership results (see page 26 for further discussion); (3) lower medical cost trends; (4) deliver quality member service; and (5) lower administrative expenses. In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires (see page 30 for further discussion).

The 2004 sale of the retirement benefits business improved parent company liquidity and enhanced financial flexibility for CIGNA but has reduced revenues, cash flows from operating activities and invested assets.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees	$3,362	$3,628
Net investment income	330	603
Other revenues	636	470
Realized investment gains	17	21
Total revenues	4,345	4,722
Benefits and expenses	3,680	4,410
Income before taxes	665	312
Income taxes	229	105
Income before cumulative effect of accounting change	436	207
Cumulative effect of accounting change, net of taxes (See Note 2 to the Financial Statements)	—	(139)
Net income	$436	$68
Realized investment gains, net of taxes	$11	$14

Income before cumulative effect of accounting change includes special items, which are discussed below. Excluding these special items, CIGNA’s results increased for the three months of 2005, compared with the same period last year, primarily due to higher earnings in ongoing operating businesses partially offset by lower results in run-off retirement (see page 28).

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income before cumulative effect of accounting change, the following table presents special items, which management believes are not representative of the underlying results of operations.

SPECIAL ITEMS
(In millions)
	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
Three Months Ended March 31,
2005
Accelerated recognition of deferred gain on sale of retirement benefits business (see page 21)	$260	$169
Cost reduction charge (see page 22)	(51)	(33)
Charge associated with a modified coinsurance arrangement (see page 22)	(12)	(8)
Total	$197	$128
2004
Cost reduction charge	$(75)	$(49)
Effect of new accounting pronouncement (See Note 2 to the Financial Statements)	(17)	(11)
Total	$(92)	$(60)

Revenues

Revenues decreased for the three months of 2005 compared with the same period last year primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership; and
•	reduced net investment income primarily related to the sale of the retirement benefits business.

These declines were partially offset by:

•	recognition of deferred gain amortization associated with the sale of the retirement benefits business; and
•
gains for the three months of 2005 from futures and forward contracts, compared with losses in the prior year, in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 29).

Outlook for 2005

Management expects full year 2005 income before cumulative effect of accounting change excluding realized investment results and special items to be lower than the first quarter of 2005 on an annualized basis. The outlook assumes that certain favorable first quarter items will not recur, including prior year claim development and the level of favorable claim experience in the disability and life and international businesses. The full year 2005 earnings outlook excludes any effect from potential costs related to CIGNA’s possible entry into the Medicare prescription drug program (“Part D”).

Information is not available for management to reasonably estimate future income before cumulative effect of accounting change at this time. Full year 2005 income before cumulative effect of accounting change will include realized investment results, which are not predictable, and special items. In addition to the first quarter 2005 special items, special items for the remainder of 2005 may include any additional accelerated recognition of the deferred gain on the sale of the retirement benefits business, potential favorable adjustments related to tax audits and any additional amounts associated with a modified coinsurance arrangement.

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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2004 Annual Report to Shareholders beginning on page 22 and include the following:

•	future policy benefits - guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	other liabilities and other assets - guaranteed minimum income benefits;
•	reinsurance recoverables for Run-off Reinsurance; and
•	investments - recognition of losses from other- than-temporary impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for future policy benefits other than those identified above, as well as estimates with respect to unpaid claims and claim expenses, post-employment and postretirement benefits, certain compensation accruals and income taxes.

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

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an after-tax gain of $809 million, of which $267 million after-tax was recognized immediately. The sales agreement provides for post closing adjustments; however, any future adjustments are not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains liability, $542 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with the insured parties relieving CIGNA of any remaining contractual obligation to those parties. Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At that time, CIGNA accelerates recognition of a portion of the deferred gain. CIGNA recognized normal amortization of $14 million pre-tax ($9 million after-tax) for the three months of 2005 in other revenues in the Run-off Retirement segment. During the first quarter of 2005, CIGNA accelerated $260 million pre-tax ($169 million after-tax) of the deferred gain in other revenues. CIGNA also reduced reinsurance recoverables, contractholder deposit funds and separate account balances. The remaining pre-tax deferred gain as of March 31, 2005 was $138 million. Although CIGNA expects the majority of the remaining insured parties to enter into these agreements during the next year, the pace and amount is unknown.

On January 1, 2005, CIGNA transferred the assets of substantially all of the separate accounts related to the retirement benefits business to the buyer. Since the arrangement is modified coinsurance, CIGNA received units of the buyer’s separate accounts and carries those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At March 31, 2005, there were approximately $6.7 billion of separate account assets and liabilities associated with the business not yet directly assumed by the buyer.

At March 31, 2005, CIGNA had approximately $2.0 billion of invested assets, primarily fixed maturities and mortgage loans, supporting a modified coinsurance arrangement with the buyer. These invested assets are held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement. During the first quarter of 2005, CIGNA recorded in other operating expenses a pre-tax charge of $12 million ($8 million after-tax) to offset realized investment results. This charge had no effect on CIGNA's net income.

As a result of this modified coinsurance arrangement, CIGNA has an embedded derivative that transfers to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. A significant decrease in interest rates could result in a material charge to CIGNA's consolidated net income until the modified coinsurance arrangement ends in 2006.

The modified coinsurance arrangement provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities. See Note 10 to the Financial Statements for additional information.

OTHER MATTERS

Cost Reduction Programs

First quarter 2005 program. In the first quarter of 2005, CIGNA implemented a plan to further streamline operations in the health care business and in supporting areas. As a result, CIGNA recognized in other operating expenses a total pre-tax charge of $51 million ($33 million after-tax) for severance costs as follows:

(In millions)	Health Care	Corporate	Total
First quarter 2005 charge	$22	$29	$51
First quarter 2005 payments	(1)	(2)	(3)
Balance as of March 31, 2005	$21	$27	$48

CIGNA expects to complete this program by mid-2006 and estimates annualized after-tax savings to be approximately $65 million.

Operational effectiveness review. In the first quarter of 2004, CIGNA adopted a restructuring program associated with planned organizational changes to streamline functional support resources and to adjust its operations to current business volumes. As a result, CIGNA recognized in other operating expenses total pre-tax charges of $86 million ($56 million after-tax) of which $75 million pre-tax ($49 million after-tax) was recorded in the first quarter of 2004. CIGNA expects to complete this program mid-2005 and estimates after-tax savings to be approximately $80 million annually.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
Balance as of December 31, 2004:
Severance	$11	$9	$20
Real estate	8	1	9

First quarter 2005 payments:
Severance	(6)	(6)	(12)
Real estate	(1)	-	(1)
Balance as of March 31, 2005	$12	$4	$16

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

Tax liability on policyholder surplus accounts. The American Jobs Creation Act of 2004 suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholder surplus account. As a result of this legislation and upon regulatory approval, CIGNA's principal subsidiary distributed approximately $220 million from this account to the parent company during the first quarter of 2005 without incurring federal income tax. For additional information, see Note 13 of CIGNA's 2004 Annual Report to Shareholders.

Litigation and other legal matters. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

In 2004, CIGNA, other insurance companies and certain insurance brokers received subpoenas and inquiries from the New York Attorney General, the Connecticut Attorney General and other state regulators relating to their investigations of broker compensation. During the third quarter of 2004, the New York Attorney General brought suit against a large insurance broker, alleging that the broker sought rigged bids from, and steered business to, certain property and casualty insurers with whom it had contingent compensation arrangements. During the fourth quarter of 2004, the New York Attorney General filed suit against Universal Life Resources (ULR), a disability and accident insurance broker. CIGNA is mentioned in the complaint but is not a defendant. Separately, a purported class action lawsuit is pending (one having been withdrawn) against ULR and several group life, disability and accident insurance companies, including CIGNA subsidiaries, asserting among other things, that contingent commissions are unlawful. In addition, the California insurance commissioner, in a filed suit against ULR and several insurance holding companies, including CIGNA, is seeking injunctive relief. CIGNA is cooperating with the inquiries by the New York and Connecticut Attorneys General and other state regulators and disagrees with the assertions against it in the lawsuits. Further, in the first quarter of 2005, a shareholder filed a derivative suit nominally on behalf of CIGNA in federal court in the Eastern District of Pennsylvania against certain directors and officers.  The complaint alleges breach of fiduciary duty in connection with alleged concealment of the fact that CIGNA paid contingent commissions to brokers, and seeks damages and equitable relief.  The factual allegations are similar to those contained in the cases against the broker Universal Life Resources described above.

In 2004, the New York Attorney General commenced a lawsuit against Express Scripts, Inc. and two CIGNA insurance companies. Under an agreement with the CIGNA companies, Express Scripts is responsible for administering the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. The CIGNA companies insure the prescription drug benefit program and hold the contract with the New York State Department of Civil Service. The complaint primarily focuses on administration of the prescription drug benefit program.

In 2002, several purported class action lawsuits (which have been consolidated), as well as two shareholder derivative complaints (which have been consolidated) nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits (which have been consolidated) asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock. CIGNA has informed the court that the parties have an agreement in principle and will be submitting a settlement agreement under which the 401(k) suits would be dismissed.

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

See “Unicover and other run-off reinsurance” on page 30 for a description of legal matters arising out of the run-off reinsurance operations.

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

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings,” which is defined as income before cumulative effect of accounting change and realized investment gains (losses).

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees	$2,499	$2,790
Net investment income	68	72
Other revenues	259	253
Segment revenues	2,826	3,115
Benefits and expenses	2,534	2,879
Income before taxes	292	236
Income taxes	101	84
Segment earnings	$191	$152
Realized investment gains, net of taxes	$2	$4
Special item (after-tax) included in segment earnings:
Cost reduction charge	$(14)	$(28)

The Health Care segment provides health care and related products and services. Key product lines include medical, pharmacy, behavioral health, dental benefits, and disease management. This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical accounts and continue to be managed by the health care business. CIGNA reports the results of this segment largely based on product lines.

Results

Segment earnings increased for the three months of 2005 primarily reflecting favorable prior year claims development ($67 million after-tax for the three months of 2005, compared with $30 million after-tax for the three months of 2004) due to favorable medical management and underwriting results, partially offset by the effects of lower membership and higher per member operating expenses.

Premiums and Fees

Premiums and fees decreased for the three months of 2005 primarily due to declining membership, partially offset by rate increases.

	Three Months Ended March 31,
(In millions)	2005	2004
Commercial HMO	$656	$844
Experience-rated medical	650	736
Dental	226	221
Medicare and Medicaid	70	75
Other medical	343	283
Life and other non-medical	108	136
Total premiums	2,053	2,295
Fees	446	495
Total premiums and fees	$2,499	$2,790

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months Ended March 31,
(In millions)	2005	2004
Medical claims expense	$1,456	$1,757
Other benefit expenses	97	132
Other operating expenses	981	990
Total benefits and expenses	$2,534	$2,879

Medical Membership

As of March 31, estimated medical membership was as follows:

(In thousands)	2005	2004
Guaranteed cost:
Commercial HMO	794	1,069
Medicare and Medicaid	33	38
Other	160	65
Experience-rated[1]	1,194	1,304
Service	6,825	7,740
Total medical membership	9,006	10,216

Operational Improvement

CIGNA continues to focus on improving operational effectiveness and the financial results of its health care operations. Key areas of focus are:

•	offering products that meet emerging market and consumer trends;
•	improving medical membership results;
•	lowering medical cost trends;
•	continuing to deliver quality member service; and
•	lowering administrative expenses.

Offering products that meet emerging trends.
In 2004, CIGNA significantly upgraded its product portfolio with the introduction of the CIGNATURESM  suite of products. These products allow employers to choose the funding arrangement that is appropriate for the employer and level of medical management that is appropriate for their employee population. In addition, CIGNA offers the CIGNA Choice FundSM, which is a consumer directed option that enables employees to make effective health decisions using information tools provided by CIGNA.

Improving medical membership results. CIGNA is working to improve medical membership with:

•	a diverse product portfolio that meets emerging consumer-directed trends;
•	consistent and responsive member service delivery;
•	competitive provider networks; and
•	strong clinical quality in medical, specialty health care and disability management;

and by continuing to implement the other operational improvements described below. In addition, CIGNA believes that its medical management model, focus on clinical quality and ability to integrate health and related benefit solutions position the company to improve membership results.

Lowering medical cost trend. Since 2003, CIGNA has operated under a centralized medical management model, which has helped facilitate consistent levels of care for its members and reduce infrastructure expenses.

CIGNA is further working to reduce its medical cost trend by managing unit medical costs more effectively. To help achieve this end, CIGNA continues to focus on renegotiating contracts with certain facilities to limit increases in medical reimbursement costs.

Continuing to deliver quality member service. During 2002, CIGNA began transitioning to a new service and systems platform to improve the level and quality of service to its customers. Approximately 90% of health care members were served on this new platform by January 1, 2005. Surveys of new and existing customers who have moved to this new platform since 2003 suggest satisfaction rates in the mid-90% range. Migration to this new platform will continue through 2006.

Lowering administrative expenses. Early in 2005 and 2004, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. CIGNA continues to perform operational reviews in order to identify additional cost savings.

1 Includes minimum premium membership which has a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees	$508	$475
Net investment income	66	60
Other revenues	49	52
Segment revenues	623	587
Benefits and expenses	540	533
Income before taxes	83	54
Income taxes	24	15
Segment earnings	$59	$39
Realized investment gains, net of taxes	$1	$1
Special item (after-tax) included in segment earnings:
Cost reduction charge	$—	$(1)

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life segment earnings increased for the three months of 2005, primarily reflecting:

•	strong disability management execution and favorable emerging claim experience; and
•	favorable mortality experience and improved expense management in the life insurance business.

Premiums and Fees

Premiums and fees increased for the three months of 2005 compared to the same periods last year primarily reflecting higher new business and strong customer retention in both life and disability products.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees	$302	$239
Net investment income	14	12
Other revenues	(2)	2
Segment revenues	314	253
Benefits and expenses	268	230
Income before taxes	46	23
Income taxes	16	8
Segment earnings	$30	$15
Realized investment gains, net of taxes	$—	$1

Results

International segment earnings increased for the three months of 2005, compared with the same periods last year, primarily due to revenue growth and favorable claims experience in the expatriate employee benefits and life, accident and health insurance businesses.

Premiums and Fees

Premiums and fees increased for the three months of 2005 compared to the same period last year reflecting:

•	sales growth and improved customer retention in the life, accident and health insurance operations, particularly in South Korea; and
•	higher premiums and fees for the expatriate employee benefits business particularly resulting from membership growth.

Other Matters

Products in the International segment include coverages for employees and individuals who may be exposed to acts of terrorism or the events of a war zone. These risks could result in a concentration of loss if a single adverse event affected many covered individuals and in certain situations could lead to losses that could be material to segment earnings and CIGNA's consolidated results.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees	$—	$69
Net investment income	38	316
Other revenues	274	165
Segment revenues	312	550
Benefits and expenses	52	516
Income before taxes	260	34
Income taxes	94	7
Segment earnings	$166	$27
Realized investment gains, net of taxes	$8	$5
Special items (after-tax) included in segment earnings:
Accelerated recognition of deferred gain on sale of retirement benefits business	$169	$—
Charge associated with a modified coinsurance arrangement	$(8)	$—
Effect of new accounting pronouncement (see Note 2 to the Financial Statements)	$—	$(11)

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	results of a modified coinsurance arrangement;
•	expenses associated with the run-off of this business; and
•	results of the retirement benefits business prior to the April 2004 sale.

Upon completing the sale of the retirement benefits business on April 1, 2004, net investment income represent amounts associated with the portion of the retirement benefits business reinsured under a modified coinsurance arrangement and are offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings include the special items noted in the table above. Excluding these items, segment earnings decreased for the three months of 2005, compared with the same period last year primarily due to the sale of the retirement benefits business in 2004, partially offset by the recognition in 2005 of normal deferred gain amortization.

Other Revenues

Other revenues include:

•	normal deferred gain amortization of $14 million pre-tax for the three months of 2005;
•	accelerated gain amortization of $260 million pre-tax for the three months of 2005 as described on page 21; and
•
prior to the sale of the retirement benefits business on April 1, 2004, other revenues also reflected changes in fair value of securities supporting experience-rated pension policyholder contracts. Under the experience-rating process, gains and losses on assets related to these contracts generally accrued to policyholders and were offset by amounts included in benefits and expenses.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees	$23	$21
Net investment income	24	24
Other revenues	38	(30)
Segment revenues	85	15
Benefits and expenses	110	24
Loss before income taxes (benefits)	(25)	(9)
Income taxes (benefits)	(9)	1
Segment loss	$(16)	$(10)
Realized investment gains, net of taxes	$1	$1

Results

Segment loss for the Run-off Reinsurance segment was higher for the three months of 2005, compared with the same period last year, primarily reflecting an after-tax charge of $11 million to increase reserves for guaranteed minimum death benefit contracts (see below).

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts. CIGNA expects to adjust these contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. During the first quarter of 2005, CIGNA began using foreign currency futures contracts in place of foreign currency forwards as part of its program to reduce international equity market risks associated with this business.

Other revenues included a pre-tax gain of $38 million for the three months of 2005 and a pre-tax loss of $31 million for the three months of 2004 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses. The notional or face amount of the futures contract positions held by CIGNA at March 31, 2005 was $1.4 billion.

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

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 22 of CIGNA’s 2004 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the first quarter of 2005, CIGNA completed its normal quarterly review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflects updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. See Note 5 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of approximately $1.0 billion as of March 31, 2005, and December 31, 2004.

As of March 31, 2005, the aggregate fair value of the underlying mutual fund investments was approximately $43.0 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.1 million contractholders had died on that date) was approximately $9.3 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2004 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 35 for further information.

Unicover and other run-off reinsurance. The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. Although an arbitration over the most significant reinsurance (retrocessional) contracts for the pool was completed in 2002, some disputes over collection of amounts due CIGNA from those retrocessionaires continue and may require further arbitration actions to resolve. Disputes and arbitrations regarding other reinsurance (retrocessional) contracts for the pool are likely to be substantially resolved by the end of 2006.

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA is in dispute and arbitration with some ceding companies over the amount of liabilities assumed under their contracts, and expects that these disputes and arbitrations will be substantially resolved by 2007. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts, and some of these retrocessionaires have disputed the validity of their contracts with CIGNA. Several of these disputes with retrocessionaires were settled in 2004 and 2005 and several remain in arbitration. These arbitrations are expected to be substantially resolved by the end of 2006.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as reserves associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2005, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Premiums and fees	$30	$34
Net investment income	112	119
Other revenues	27	47
Segment revenues	169	200
Benefits and expenses	124	173
Income before taxes	45	27
Income taxes	15	9
Segment earnings	$30	$18
Realized investment gains (losses), net of taxes	$(1)	$2

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance;
•	leveraged corporate life insurance (corporate life insurance on which policy loans are outstanding);
•	settlement annuity business; and
•	certain investment management services (a significant portion of which was sold during the fourth quarter of 2004).

Results

Segment earnings for Other Operations increased for the three months of 2005 compared to the same period last year primarily due to:

•	severance and employee retention costs in 2004 associated with the investment operations supporting the sold retirement benefits business; and
•	higher earnings in the leveraged corporate insurance business due to favorable mortality experience.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2005	2004
Segment loss	$(35)	$(48)
Special item (after-tax) included in segment loss:
Cost reduction charge	$(19)	$(20)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

The reduced loss for the three months of 2005, compared with the same period last year reflects higher interest income and lower stock compensation expense due to higher forfeitures.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from continuing operations for the three months ended March 31, are as follows:

(In millions)	2005	2004
Operating activities	$271	$1.123
Investing activities	$(54)	$(515)
Financing activities	$(336)	$(509)

Cash and cash equivalents decreased $119 million in 2005 and increased $99 million in 2004. Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2005:

•
The decrease in cash flows from operating activities primarily reflects 2004 net proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts of $782 million. Such proceeds, which ceased with the sale of the retirement benefits business, were used to fund most of the 2004 withdrawals from contractholder deposit funds discussed below under financing.
•	Cash used in investing activities primarily consisted of net purchases of investments ($31 million) and net purchases of property and equipment ($23 million).
•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $245 million and change in cash overdraft position of $193 million, partially offset by net deposits to contractholder deposit funds of $8 million and proceeds from issuances of common stock under CIGNA's stock plans of $94 million.

2004:

•	Cash used in investing activities primarily consisted of net purchases of investments ($493 million) and net purchases of property and equipment ($18 million).
•
Cash used in financing activities consisted primarily of payments of dividends on common stock ($47 million), and net withdrawals from contractholder deposit funds ($431 million) and change in cash overdraft position ($50 million).

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

Upon closing the sale of the retirement benefits business, CIGNA reinitiated its share repurchase program and actively began repurchasing shares. From January 1, 2005 through May 3, 2005, CIGNA repurchased 3.6 million shares through this program at an average price of $87.54 per share for an aggregate cost of $313 million. The total remaining authorization as of May 3, 2005, was $568 million.

See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the three months ended March 31, 2005.

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

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient resources to:

•	provide any funding to subsidiaries needed to support growth and maintain or improve their financial strength ratings;
•	provide for the capital requirements of its subsidiaries;
•	meet debt service requirements and pay dividends to CIGNA shareholders;
•	satisfy pension plan funding requirements; and
•	fund CIGNA's program to reduce the equity market risks associated with guaranteed minimum death benefit contracts.

However, if CIGNA's projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;
•	a substantial insurance or contractholder liability becomes due before related investment assets mature; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company.

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as a line of credit.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of May 3, 2005, the ratings of CIGNA and CG Life (CIGNA's principal subsidiary) were as follows:

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

Separate account guarantees. Separate account assets, primarily associated with the retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees.

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree and life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or the affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2005, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.3 billion as of March 31, 2005. As of March 31, 2005, approximately 80% of these guarantees were associated with the sold retirement benefits business and reinsured by the affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of March 31, 2005.

CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. This guaranteed benefit obligation was $360 million as of March 31, 2005. CIGNA had no additional liabilities for these guarantees as of March 31, 2005.

Other financial guarantees. CIGNA guaranteed construction loans of $25 million as of March 31, 2005, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of March 31, 2005.

CIGNA had indemnification obligations to lenders up to $301 million as of March 31, 2005, related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the second quarter of 2005 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2005.

As of March 31, 2005, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of March 31, 2005.

CIGNA had indemnification obligations as of March 31, 2005, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2005.

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

CIGNA regularly evaluates the assumptions used in establishing these assets and liabilities and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 23 of CIGNA's 2004 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. See Note 12 to the Financial Statements for additional information on these assumptions.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date ( 2005 through 2014); and
•	All underlying mutual fund investment values remained at the March 31, 2005 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.5 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of March 31, 2005, CIGNA had liabilities of $86 million related to these contracts and amounts recoverable from reinsurers of $47 million. CIGNA had an additional liability of $40 million associated with the cost of reinsurance as of March 31, 2005. As of December 31, 2004, CIGNA had liabilities of $71 million related to these contracts and amounts recoverable from reinsurers of $39 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of December 31, 2004. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. As of March 31, 2005, CIGNA’s contractual obligations included commitments to purchase $76 million of fixed maturities during the remainder of 2005. For additional information on CIGNA’s contractual obligations, see page 39 of the 2004 Annual Report to Shareholders.

INVESTMENT ASSETS

CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 7, 8 and 9 to the Financial Statements in CIGNA’s 2004 Annual Report to Shareholders and Form 10-K.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $2 million for the three months of 2005, compared to $3 million for the three months of 2004. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem investments, net of valuation reserves and write-downs:

(In millions)	March 31, 2005	December 31, 2004
Problem bonds	$32	$37
Potential problem bonds	$40	$44
Problem mortgage loans	$17	$65
Potential problem mortgage loans	$72	$72
Foreclosed real estate	$10	$10

Foreclosed real estate represents an investment in a real estate joint venture classified in other long-term investments.

Summary

In the first quarter of both 2005 and 2004, CIGNA recorded $6 million after-tax in realized investment losses for investment asset write-downs and changes in valuation reserves.

The weakness in certain sectors of the economy and rising interest rates may cause additional investment losses. These investment losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on its liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK

Market Risk of Financial Instruments

CIGNA’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest rate risk, foreign currency exchange rate risk and equity price risk.

In addition, CIGNA reports the effects of an embedded derivative under a modified coinsurance arrangement that transfers to the buyer of the retirement benefits business certain unrealized changes in fair value due to interest rate and credit risks of the underlying invested assets, primarily fixed maturities and mortgage loans. As of March 31, 2005, a hypothetical 100 basis point decline in interest rates would decrease net income by approximately $45 million for the effects of this embedded derivative. A hypothetical 200 basis point decline in interest rates would decrease net income by approximately $140 million for the effect of this embedded derivative. Associated increases in the fair values of the underlying fixed maturities would be reflected in shareholders’ equity.

CIGNA uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. At March 31, 2005, futures were used to reduce exposure to various domestic and foreign equity indices (the S&P 500, Russell 2000,

NASDAQ, TOPIX, FTSE 100 and euro STOXX 50) as well as to the British pound, euro and Japanese yen. The hypothetical effect of a 10% increase in domestic and foreign equity indices and a 10% weakening in the U.S. dollar to the British pound, euro and Japanese yen would have been a decrease of approximately $130 million in the fair value of the futures contracts outstanding under this program as of March 31, 2005. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 5 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 29) or income benefit contracts (see page 35); and
•	minimum pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, CIGNA’s restructuring programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA’s full year 2005 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increased medical costs that are higher than anticipated in establishing premium rates in CIGNA’s health care operations, including increased use and costs of medical services;
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see Employee benefits regulation on page 23 for more information);

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

15.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA’s operations and investments;
16.	changes in federal income tax laws;
17.
potential public health epidemics and bio-terrorist activity, which could, among other things, cause our covered medical expenses and mortality experience to rise significantly, depending on the severity of the event and number of individuals affected who are covered under CIGNA’s insurance products; and

18.	risk factors detailed in CIGNA's Form 10-K for the fiscal year ended December 31, 2004, including the Cautionary Statement in Management's Discussion and Analysis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item 3 is included in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA's disclosure controls and procedures, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA's disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There have been no changes in CIGNA’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, CIGNA's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CIGNA described multi-district health care litigation against CIGNA and several competitors, including the federal cases, Shane v. Humana, Inc. et al. and Mangieri v. CIGNA Corporation as well as the Illinois State suit Kaiser and Corrigan v. CIGNA Corporation, et al., in its Form 10-K for the year ended December 31, 2004. This litigation involves a physician class (which has settled with CIGNA) and a non-physician health care professional class. The court approved a settlement in the non-physician health care professional class in April 2005.

In its Form 10-K for the year ended December 31, 2004, CIGNA described In re CIGNA Corp. ERISA Litigation. CIGNA has informed the court that the parties have an agreement in principle and will be submitting a settlement agreement under which the suit would be dismissed.

In its Form 10-K for the year ended December 31, 2004, CIGNA described United Policyholders v. Universal Life Resources, Inc., et al. This suit was dismissed in April 2005.

As described in its Form 10-K for the year ended December 31, 2004, the California insurance commissioner filed in Superior Court in the State of California for the County of San Diego a suit, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al. against ULR and several insurance holding companies, including CIGNA, seeking injunctive and monetary relief. The claim for monetary relief was withdrawn in April 2005. Further, in the first quarter of 2005, a shareholder filed a derivative suit, Coustry v. Hanway, et al. nominally on behalf of CIGNA in federal court in the Eastern District of Pennsylvania against certain directors and officers.  The complaint alleges breach of fiduciary duty in connection with alleged concealment of the fact that CIGNA paid contingent commissions to brokers, and seeks damages and equitable relief.

See “Unicover and other run-off reinsurance” on page 30 for a description of legal matters arising out of the run-off reinsurance operations.

CIGNA is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to CIGNA's consolidated results of operations, liquidity or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended March 31, 2005:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2005	591,105	$80.53	591,100	$333,668,658
February 1-28, 2005	721,877	$89.47	659,812	$774,530,233
March 1-31, 2005	1,539,557	$87.97	1,517,442	$641,119,008
Total	2,852,539	$86.81	2,768,354	N/A
_______________

(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 5 shares in January, 62,065 shares in February, and 22,115 shares in March.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $641 million as of March 31, 2005 and $568 million as of May 3, 2005.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.     Exhibits

(a) See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By: /s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date: May 5, 2005

Exhibit Index

Number	Description	Method of Filing

10.1	Description of Amendments to Executive Management Compensation Arrangements	Filed herewith.

10.2	CIGNA Long-Term Incentive Plan, as amended and restated	Filed as Appendix B to the registrant’s definitive proxy statement filed March 21, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1