Form 10-Q
period 2005-06-30
CIGNA CORP
filed 2005-08-03
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005, 128,567,742 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES
Premiums and fees	$3,408	$3,508	$6,770	$7,136
Net investment income	331	355	661	958
Other revenues	366	355	1,002	825
Realized investment gains	2	415	19	436
Total revenues	4,107	4,633	8,452	9,355

BENEFITS AND EXPENSES
Health Care medical claims expense	1,598	1,616	3,054	3,373
Other benefit expenses	827	869	1,695	2,076
Other operating expenses	1,245	1,389	2,601	2,835
Total benefits and expenses	3,670	3,874	7,350	8,284

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	437	759	1,102	1,071

Income taxes (benefits):
Current	168	449	227	591
Deferred	(102)	(194)	68	(231)
Total taxes	66	255	295	360

INCOME FROM CONTINUING OPERATIONS	371	504	807	711

INCOME FROM DISCONTINUED OPERATIONS	349	-	349	-

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	720	504	1,156	711

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	-	(139)

NET INCOME	$720	$504	$1,156	$572

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS	$2.88	$3.63	$6.21	$5.10

INCOME FROM DISCONTINUED OPERATIONS	2.70	-	2.69	-

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	5.58	3.63	8.90	5.10

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	-	(1.00)

NET INCOME	$5.58	$3.63	$8.90	$4.10

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS	$2.82	$3.59	$6.11	$5.05

INCOME FROM DISCONTINUED OPERATIONS	2.66	-	2.65	-

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	5.48	3.59	8.76	5.05

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	-	(0.98)

NET INCOME	$5.48	$3.59	$8.76	$4.07

DIVIDENDS DECLARED PER SHARE	$0.025	$0.025	$0.050	$0.355

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of		As of
		June 30,		December 31,
		2005		2004

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $14,508; $14,758)		$16,068		$16,081
Equity securities, at fair value (cost, $64; $65)		78		88
Mortgage loans		3,578		3,529
Policy loans		1,672		1,594
Real estate		74		78
Other long-term investments		495		478
Short-term investments		528		71
Total investments		22,493		21,919
Cash and cash equivalents		1,879		2,519
Accrued investment income		266		285
Premiums, accounts and notes receivable		1,699		1,628
Reinsurance recoverables		7,691		14,595
Deferred policy acquisition costs		573		544
Property and equipment		730		777
Deferred income taxes		1,412		1,383
Goodwill		1,620		1,620
Other assets, including other intangibles		295		312
Separate account assets		9,208		35,477
Total assets		$47,866		$81,059

LIABILITIES
Contractholder deposit funds		$11,002		$17,839
Future policy benefits		8,609		8,428
Unpaid claims and claim expenses		4,329		4,311
Health Care medical claims payable		1,306		1,594
Unearned premiums		321		343
Total insurance and contractholder liabilities		25,567		32,515
Accounts payable, accrued expenses and other liabilities		5,709		6,359
Short-term debt		100		-
Long-term debt		1,338		1,438
Nonrecourse obligations		65		67
Separate account liabilities		9,208		35,477
Total liabilities		41,987		75,856

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 160; 160)		40		40
Additional paid-in capital		2,285		2,360
Net unrealized appreciation, fixed maturities	$373		$392
Net unrealized appreciation, equity securities	8		15
Net unrealized depreciation, derivatives	(9)		(16)
Net translation of foreign currencies	(3)		2
Minimum pension liability adjustment	(759)		(729)
Accumulated other comprehensive loss		(390)		(336)
Retained earnings		4,829		3,679
Less treasury stock, at cost		(885)		(540)
Total shareholders' equity		5,879		5,203

Total liabilities and shareholders' equity		$47,866		$81,059

SHAREHOLDERS' EQUITY PER SHARE		$45.73		$39.41

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended June 30,	2005		2004
	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		40		69

Additional paid-in capital, April 1		2,297		3,704
Effect of issuance of stock for employee benefits plans		(12)		23
Additional paid-in capital, June 30		2,285		3,727

Accumulated other comprehensive income (loss), April 1		(483)		1
Net unrealized appreciation (depreciation), fixed maturities	$126	126	$(542)	(542)
Net unrealized depreciation, equity securities	(4)	(4)	(5)	(5)
Net unrealized appreciation (depreciation) on securities	122		(547)
Net unrealized appreciation (depreciation), derivatives	9	9	(1)	(1)
Net translation of foreign currencies	(8)	(8)	(11)	(11)
Minimum pension liability adjustment	(30)	(30)	(39)	(39)
Other comprehensive income (loss)	93		(598)
Accumulated other comprehensive loss, June 30		(390)		(597)

Retained earnings, April 1		4,112		9,523
Net income	720	720	504	504
Common dividends declared		(3)		(3)
Retained earnings, June 30		4,829		10,024

Treasury stock, April 1		(657)		(8,577)
Repurchase of common stock		(349)		(284)
Other, primarily issuance of treasury stock for employee benefit plans		121		5
Treasury stock, June 30		(885)		(8,856)
TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$813	$5,879	$(94)	$4,367

Six Months Ended June 30,

Common stock		40		69

Additional paid-in capital, January 1		2,360		3,647
Effect of issuance of stock for employee benefits plans		(75)		80
Additional paid-in capital, June 30		2,285		3,727

Accumulated other comprehensive loss, January 1		(336)		(54)
Net unrealized depreciation, fixed maturities	$(19)	(19)	$(392)	(392)
Net unrealized depreciation, equity securities	(7)	(7)	(3)	(3)
Net unrealized depreciation on securities	(26)		(395)
Net unrealized appreciation, derivatives	7	7	6	6
Net translation of foreign currencies	(5)	(5)	(2)	(2)
Minimum pension liability adjustment	(30)	(30)	(152)	(152)
Other comprehensive loss	(54)		(543)
Accumulated other comprehensive loss, June 30		(390)		(597)

Retained earnings, January 1		3,679		9,502
Net income	1,156	1,156	572	572
Common dividends declared		(6)		(50)
Retained earnings, June 30		4,829		10,024

Treasury stock, January 1		(540)		(8,557)
Repurchase of common stock		(589)		(284)
Other, primarily issuance of treasury stock for employee benefit plans		244		(15)
Treasury stock, June 30		(885)		(8,856)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$1,102	$5,879	$29	$4,367

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$807	$711
Adjustments to reconcile income from continuing
operations to net cash provided by operating activities:
Insurance liabilities	(312)	(699)
Reinsurance recoverables	(21)	155
Deferred policy acquisition costs	(29)	(49)
Premiums, accounts and notes receivable	68	341
Accounts payable, accrued expenses and other liabilities	92	(58)
Current income taxes	6	471
Deferred income taxes	68	(231)
Realized investment (gains)	(19)	(436)
Depreciation and amortization	112	113
Gains on sales of businesses	(348)	(75)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	-	954
Other, net	(5)	71
Net cash provided by operating activities	419	1,268

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,481	1,124
Equity securities	4	19
Mortgage loans	175	79
Other (primarily short-term investments)	3,825	4,474
Investment maturities and repayments:
Fixed maturities	635	447
Mortgage loans	159	408
Investments purchased:
Fixed maturities	(1,834)	(2,477)
Equity securities	(6)	(14)
Mortgage loans	(380)	(478)
Other (primarily short-term investments)	(4,516)	(4,344)
Proceeds from sale of businesses	-	2,103
Property and equipment, net	(51)	(32)
Other, net	-	(25)
Net cash provided by (used in) investing activities	(508)	1,284

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	339	2,045
Withdrawals and benefit payments from contractholder deposit funds	(269)	(2,577)
Change in cash overdraft position	(219)	(5)
Repayment of long-term debt	-	(76)
Repurchase common stock	(576)	(272)
Issuance of common stock	180	24
Common dividends paid	(6)	(50)
Net cash used in financing activities	(551)	(911)

Net increase (decrease) in cash and cash equivalents	(640)	1,641
Cash and cash equivalents, beginning of period	2,519	1,392

Cash and cash equivalents, end of period	$1,879	$3,033

Supplemental Disclosure of Cash Information:
Income taxes paid, net	$209	$107
Interest paid	$52	$57

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Stock compensation. Effective October 1, 2004, CIGNA elected to early adopt Statement of Financial Accounting Standards (SFAS) No. 123 (as revised in 2004 and referred to as SFAS 123R) “Share-Based Payment.” Prior period financial statements have been restated to comply with SFAS 123R. This standard requires companies to recognize in net income an estimate of expense for stock awards and options over their vesting periods typically determined as of the date of grant. Compensation expense for stock options is recorded over their vesting periods based on the estimated fair value of the stock options using an option-pricing model. Compensation expense is recorded for restricted stock grants and deferred stock units over their vesting periods based on fair value, which is equal to the market price of CIGNA common stock on the date of grant. Compensation expense for stock options is recorded in Corporate. The following information summarizes the effects of implementing this standard on CIGNA’s prior year net income and earnings per share for stock option expense:

(In millions, except per share amounts)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income, prior to implementation	$493	$566
Compensation expense for stock options, net of taxes, prior to implementation	22	27
Compensation expense for stock options, net of taxes, under SFAS 123R	(11)	(21)
Net income under SFAS 123R	$504	$572
Net income per share:
Basic - prior to implementation	$3.55	$4.06
Basic - as restated	$3.63	$4.10
Diluted - prior to implementation	$3.51	$4.02
Diluted - as restated	$3.59	$4.07

Compensation expense and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Compensation expense	$8	$13	$14	$34
Tax benefits	$3	$5	$5	$12

Compensation expense for stock options was determined using the following data:

	Three Months Ended June 30,		Six Months Ended June 30,
(Options in thousands)	2005	2004	2005	2004
Options granted	37	112	818	3,159
Weighted average fair value of options granted	$37.01	$23.45	$34.02	$19.79

The average fair values were determined using the Black-Scholes option-pricing model under the following assumptions:

	As of
	June 30, 2005	December 31, 2004
Dividend yield	0.1%	0.2%
Expected volatility	35.0%	47.6%
Risk-free interest rate	3.9%	2.2%
Expected option life	5.25 years	3.3 years

The expected volatility of 2005 and 2004 grants reflects CIGNA's past daily stock price volatility. CIGNA does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining maturities of traded options are less than one year. CIGNA developed the expected option life of 2005 grants by considering certain factors, including assumptions used by other companies with comparable stock option plan features and that CIGNA had cancelled a replacement option feature in June 2004. CIGNA developed the expected option life of 2004 grants considering CIGNA's experience.

Restricted stock granted and the average fair value at the date of grant was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Grants in thousands)	2005	2004	2005	2004
Restricted stock granted	30	1	312	418
Weighted average fair value	$94.47	$67.12	$91.66	$56.94

CIGNA did not award deferred stock units in 2005 or 2004.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provided additional guidance to stock option expensing provisions under SFAS 123R. This guidance had no significant impact on CIGNA's early adoption of SFAS 123R; however, CIGNA considered the additional guidance in establishing assumptions to value newly granted stock options under SFAS 123R.

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

NOTE 3 - INCOME TAXES

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. Pursuant to this approval, CIGNA recorded tax benefits of $430 million consisting of:

•
$287 million resulting from capital losses realized in connection with the divestiture of the property and casualty insurance operations in 1999, which is included in income from discontinued operations; and

•	$143 million resulting primarily from the release of tax reserves and valuation allowances of which:
•	$81 million is reported as income from continuing operations; and
•	$62 million relates to the divestiture of CIGNA's Brazilian health care business, which is included in income from discontinued operations.

Distribution from policyholders surplus account. The American Jobs Creation Act of 2004 suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholders surplus account. CIGNA's principal subsidiary distributed, with regulatory approval, approximately $330 million from this account to the parent company during the six months of 2005 without incurring federal income tax. For additional information, see Note 13 of CIGNA's 2004 Annual Report to Shareholders.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an after-tax gain of $809 million, of which $267 million after-tax was recognized immediately. The sales agreement provides for post closing adjustments however, any future adjustments are not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains liability, $542 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with some of the insured parties relieving CIGNA of any remaining contractual obligation to those parties. Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At that time, CIGNA accelerates recognition of a portion of the deferred gain and also reduces the associated reinsurance recoverables, contractholder deposit funds and separate account balances. CIGNA recognized normal deferred gain amortization in other revenues in the Run-off Retirement segment of $4 million pre-tax ($3 million after-tax) for the second quarter and $18 million pre-tax ($12 million after-tax) for the six months of 2005, compared with $29 million pre-tax ($19 million after-tax) for the second quarter and six months of 2004. CIGNA recorded in other revenues accelerated amortization of deferred gains of $45 million pre-tax ($29 million after-tax) for the second quarter and $305 million pre-tax ($198 million after-tax) for the six months of 2005, compared with $4 million pre-tax ($3 million after-tax) for the second quarter and six months of 2004. The remaining pre-tax deferred gain as of June 30, 2005 was $89 million.

On January 1, 2005, CIGNA transferred the assets of substantially all of the separate accounts related to the retirement benefits business to the buyer. Since the arrangement is modified coinsurance, CIGNA received units of the buyer’s separate accounts and carries those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At June 30, 2005, there were approximately $5.3 billion of separate account assets and liabilities associated with the business not yet directly assumed by the buyer.

At June 30, 2005, CIGNA had approximately $2.0 billion of invested assets, primarily fixed maturities and mortgage loans, supporting a modified coinsurance arrangement with the buyer. These invested assets are held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement. Through the six months of 2005, CIGNA recorded in other operating expenses a pre-tax charge of $12 million ($8 million after-tax) to offset realized investment results. This charge for realized investment results due to the buyer had no effect on CIGNA's net income.

As a result of this modified coinsurance arrangement, CIGNA has an embedded derivative that transfers to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. A decrease in interest rates could result in a charge to CIGNA's consolidated net income until the modified coinsurance arrangement ends in 2006 when the impact of accounting for this embedded derivative will unwind.

The modified coinsurance arrangement provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities. If the buyer elects termination, CIGNA does not expect a material adverse effect to its consolidated results of operations, liquidity or financial condition.

During 2004, CIGNA had another modified coinsurance arrangement, which created an embedded derivative that transferred to the buyer certain unrealized changes in fair value due to interest rates and credit risk of assets supporting certain separate accounts. As a result in the second quarter of 2004, CIGNA recorded $41 million pre-tax of other revenues for these effects. These effects were offset by a pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under this arrangement.

See Note 11 for additional information.

Discontinued Operations. The table below represents tax benefits recognized in the second quarter of 2005 from past divestitures. See Note 3 for additional information.

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Income tax benefits:
Property and Casualty insurance business	$287	$—	$287	$—
Brazilian Health Care operations	62	—	62	—
Income from discontinued operations	$349	$—	$349	$—

NOTE 5 - COST REDUCTION PROGRAMS

First quarter 2005 program. In the first quarter of 2005, CIGNA implemented a plan to further streamline operations in the health care business and in supporting areas. As a result, CIGNA recognized in other operating expenses a pre-tax charge of $51 million ($33 million after-tax) for severance costs. The table below shows CIGNA's cost reduction activity (pre-tax) related to severance for this program:

(In millions)	Health Care	Corporate	Total
First quarter 2005 charge	$22	$29	$51
First quarter 2005 payments	(1)	(2)	(3)
Balance as of March 31, 2005	21	27	48
Second quarter 2005 payments	(5)	(6)	(11)
Balance as of June 30, 2005	$16	$21	$37

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
Balance as of December 31, 2004:
Severance	$11	$9	$20
Real estate	8	1	9
	19	10	29
First quarter 2005 payments:
Severance	(6)	(6)	(12)
Real estate	(1)	-	(1)
Balance as of March 31, 2005	12	4	16

Second quarter 2005 payments:
Severance	(4)	(2)	(6)
Real estate	(1)	(1)	(2)
Balance as of June 30, 2005	$7	$1	$8

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

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 22 of CIGNA’s 2004 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the first quarter of 2005, CIGNA completed its normal quarterly review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflects updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of approximately $1.0 billion as of June 30, 2005 and December 31, 2004.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of June 30, 2005:

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-20% depending on the net amount at risk for each policy and whether surrender charges apply.

•	The mean investment performance assumption is 5% considering CIGNA's program to reduce equity market exposures using futures and forward contracts.
•	The volatility assumption is 15-30%, varying by equity fund type; 3-8%, varying by bond fund type; and 1% for money market funds.
•	The discount rate is 5.75%.

_____________
*  Initial charge in the first quarter of 2004 included $2 million pre-tax in the Disability and Life segment.

•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.

As of June 30, 2005, the aggregate fair value of the underlying mutual fund investments was approximately $41.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.1 million contractholders had died on that date) was approximately $8.7 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

CIGNA recorded in other revenues pre-tax losses of $21 million for the second quarter and pre-tax gains of $17 million for the six months of 2005, compared with pre-tax losses of $29 million for the second quarter and $60 million for the six months of 2004 from futures and forward contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses. During the first quarter of 2005, CIGNA began using foreign currency futures contracts in place of foreign currency forward contracts as part of its program to reduce international equity market risks associated with this business. The notional or face amount of the futures contract positions held by CIGNA at June 30, 2005, was $1.3 billion.

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

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). CIGNA expects to contribute approximately $545 million in 2005 as follows:

•	$105 million for minimum funding requirements for the domestic pension plan and for voluntary contributions to the international pension plans; and
•	$440 million for voluntary contributions to the domestic pension plan, which represents an acceleration of expected payments for minimum funding requirements in 2006 and 2007.

The decision to make a voluntary contribution to the domestic pension plan was based upon the favorable economic impact the contribution will have on the funding status of CIGNA's pension plan, including the potential for reducing future additional funding requirements as well as reducing premiums to the Pension Benefit Guaranty Corporation.

Components of net pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Service cost	$19	$16	$36	$38
Interest cost	55	55	110	110
Expected return on plan assets	(44)	(48)	(90)	(96)
Amortization of: Net loss from past experience	34	30	70	48
Prior service cost	—	—	(1)	—
Net pension cost	$64	$53	$125	$100

During the second quarter of 2005, CIGNA recorded an after-tax charge of $30 million to increase plan obligations, which resulted in a decrease to shareholders’ equity. This charge was primarily due to the annual update of plan census data.

In connection with the sale of the retirement benefits business, the operational effectiveness review and the annual update of plan census data in the second quarter of 2004, CIGNA recorded an after-tax charge which decreased equity by $39 million for the second quarter and $152 million for the six months of 2004. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 5.75%) used to determine the accumulated benefit obligation, as well as the update of plan census data, partially offset by the effect of stock market appreciation on plan assets.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Service cost	$—	$—	$1	$1
Interest cost	4	8	13	17
Expected return on plan assets	—	—	(1)	(1)
Amortization of:
Net gain from past experience	(1)	—	(1)	—
Prior service cost	(3)	(4)	(8)	(8)
Net other postretirement benefit cost	$—	$4	$4	$9

CIGNA also recognized gains of $14 million pre-tax ($9 million after-tax) for the second quarter and six months of 2004 for other postretirement benefits in connection with the 2004 operational effectiveness review and the sale of the retirement benefits business.

NOTE 8 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Fixed maturities	$2	$107	$15	$116
Equity securities	(1)	10	—	12
Mortgage loans	(2)	219	(2)	219
Real estate	(1)	54	(1)	52
Derivatives and other	4	25	7	37
Realized investment gains, before income taxes	2	415	19	436
Less income taxes	1	146	7	153
Net realized investment gains	$1	$269	$12	$283

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Proceeds from sales	$887	$490	$1,485	$1,143
Gross gains on sales	$7	$176	$22	$210
Gross losses on sales	$(8)	$(31)	$(14)	$(34)

Fixed maturities included securities of $47 million at June 30, 2005 and $56 million at December 31, 2004 classified as trading. These securities are carried at fair value with changes in fair value reported in other revenues.

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•  length of time and severity of decline;
•  financial health and specific near term prospects of the issuer; and
•  changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of June 30, 2005, fixed maturities and equity securities with a decline in fair value from cost (primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
Fixed maturities:
One year or less:
Investment grade	$922	$931	$(9)
Below investment grade	$145	$149	$(4)
More than one year:
Investment grade	$644	$657	$(13)
Below investment grade	$47	$48	$(1)
Equity securities:
Greater than one year	$9	$10	$(1)

As of June 30, 2005, CIGNA had commitments to purchase the following investments:

(In millions)	As of June 30, 2005
Fixed maturities	$68
Mortgage loans	286
Real estate joint ventures	41
Investments in partnerships secured by real estate	87
Investments in partnerships secured by securities	136
Total	$618

CIGNA expects to disburse most of these committed amounts in 2005.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits for certain annuities; and
•	amounts required to adjust other liabilities after the initial reclassification of unrealized appreciation under a modified coinsurance arrangement.

Changes in accumulated other comprehensive income (loss) for the second quarter and six months ended June 30 are as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended June 30,
2005
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$188	$(65)	$123
Gains realized on securities	(1)	—	$(1)
Net unrealized appreciation, securities	$187	$(65)	$122
Net unrealized appreciation, derivatives	$14	$(5)	$9
Net translation of foreign currencies	$(11)	$3	$(8)
Minimum pension liability adjustment	$(46)	$16	$(30)
2004
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(462)	$157	$(305)
Gains realized on securities	(117)	41	(76)
Reclassification to other liabilities for modified coinsurance	(256)	90	(166)
Net unrealized depreciation, securities	$(835)	$288	$(547)
Net unrealized depreciation, derivatives	$(3)	$2	$(1)
Net translation of foreign currencies	$(17)	$6	$(11)
Minimum pension liability adjustment	$(60)	$21	$(39)

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Six months ended June 30,
2005
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(25)	$9	$(16)
Gains realized on securities	(15)	5	(10)
Net unrealized depreciation, securities	$(40)	$14	$(26)
Net unrealized appreciation, derivatives	$12	$(5)	$7
Net translation of foreign currencies	$(6)	$1	$(5)
Minimum pension liability adjustment	$(46)	$16	$(30)
2004
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(218)	$72	$(146)
Gains realized on securities	(128)	45	(83)
Reclassification to other liabilities for modified coinsurance	(256)	90	(166)
Net unrealized depreciation, securities	$(602)	$207	$(395)
Net unrealized appreciation, derivatives	$8	$(2)	$6
Net translation of foreign currencies	$(4)	$2	$(2)
Minimum pension liability adjustment	$(234)	$82	$(152)

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended June 30,
2005
Income from continuing operations	$371	—	$371
Shares (in thousands):
Weighted average	128,986	—	128,986
Options and restricted stock grants		2,360	2,360
Total shares	128,986	2,360	131,346
EPS	$2.88	$(0.06)	$2.82
2004
Income from continuing operations	$504	$—	$504
Shares (in thousands):
Weighted average	138,801	—	138,801
Options and restricted stock grants		1,427	1,427
Total shares	138,801	1,427	140,228
EPS	$3.63	$(0.04)	$3.59

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Six Months Ended June 30,
2005
Income from continuing operations	$807	—	$807
Shares (in thousands):
Weighted average	129,850	—	129,850
Options and restricted stock grants		2,182	2,182
Total shares	129,850	2,182	132,032
EPS	$6.21	$(0.10)	$6.11
2004
Income from continuing operations	$711	—	$711
Shares (in thousands):
Weighted average	139,402	—	139,402
Options and restricted stock grants		1,272	1,272
Total shares	139,402	1,272	140,674
EPS	$5.10	$(0.05)	$5.05

Outstanding employee stock options to purchase approximately 3.3 million shares for the second quarter and 4.8 million shares for the six months ended June 30, 2005, and 12.4 million shares for the second quarter and 13.6 million shares for the six months ended June 30, 2004, were not included in the computation of diluted earnings per share because their effect would have been antidilutive as the estimated proceeds from their exercise was greater than the average share price of CIGNA's common shares for the period.

Common shares held as Treasury shares were 31,460,719 as of June 30, 2005, and 138,583,374 as of June 30, 2004.

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $1.8 billion as of June 30, 2005, and $8.6 billion as of December 31, 2004, from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of reinsurance arrangements. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.1 billion at June 30, 2005, and $5.2 billion at December 31, 2004, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

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

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA is in dispute and arbitration with some ceding companies over the amount of liabilities assumed under their contracts, and expects that these disputes and arbitrations will be substantially resolved by the end of 2007. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts, and some of these retrocessionaires have disputed the validity of their contracts with CIGNA. Several of these disputes with retrocessionaires were settled in 2004 and 2005 and several remain in arbitration. These arbitrations are expected to be substantially resolved by the end of 2006.

Unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as reserves associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2005, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

Other reinsurance. CIGNA could have losses if reinsurers fail to indemnify CIGNA on other reinsurance arrangements, either because of reinsurer insolvencies or contract disputes. However, management does not expect charges for other unrecoverable reinsurance to have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees
Individual life insurance and annuity business sold	$69	$74	$136	$147
Other	55	39	96	77
Total	$124	$113	$232	$224
Reinsurance recoveries
Individual life insurance and annuity business sold	$77	$70	$140	$149
Other	52	15	95	52
Total	$129	$85	$235	$201

NOTE 12 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings (loss)” which is defined as income (loss) from continuing operations before realized investment gains (losses).

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees and other revenues
Health Care	$2,811	$2,944	$5,569	$5,987
Disability and Life	553	519	1,110	1,046
International	304	255	604	496
Run-off Retirement	51	94	325	328
Run-off Reinsurance	1	(9)	62	(18)
Other Operations	61	71	118	152
Corporate	(7)	(11)	(16)	(30)
Total	$3,774	$3,863	$7,772	$7,961
Income (loss) from continuing operations
Health Care	$173	$175	$364	$327
Disability and Life	59	48	118	87
International	32	20	62	35
Run-off Retirement	32	29	198	56
Run-off Reinsurance	(10)	(13)	(26)	(23)
Other Operations	40	18	70	36
Corporate	44	(42)	9	(90)
Segment earnings	370	235	795	428
Realized investment gains, net of taxes	1	269	12	283
Income from continuing operations	$371	$504	$807	$711

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

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree and life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or the affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2005, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.4 billion as of June 30, 2005. As of June 30, 2005, approximately 80% of these guarantees were associated with the sold retirement benefits business and reinsured by the affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of June 30, 2005.

CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. This guarantee is fully reinsured by an affiliate of the buyer of the retirement benefits business. This guaranteed benefit obligation was $38 million as of June 30, 2005. CIGNA had no additional liabilities for these guarantees as of June 30, 2005.

Other Financial Guarantees

CIGNA guaranteed construction loans of $24 million as of June 30, 2005 related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of June 30, 2005.

CIGNA had indemnification obligations to lenders up to $320 million as of June 30, 2005 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the third quarter of 2005 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2005.

As of June 30, 2005, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of June 30, 2005.

CIGNA had indemnification obligations as of June 30, 2005 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2005.

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

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, policy surrenders, credit risk and annuity election rates.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (2005 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2005 value of $3.3 billion, with no future returns.

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

As of June 30, 2005, CIGNA had liabilities of $90 million related to these contracts and amounts recoverable from reinsurers of $49 million. CIGNA had an additional liability of $39 million associated with the cost of reinsurance as of June 30, 2005. As of December 31, 2004, CIGNA had liabilities of $71 million related to these contracts and amounts recoverable from reinsurers of $39 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of December 31, 2004. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs without improving the quality of care;

•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal tax laws.

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

Concentration of risk. CIGNA’s products in its International segment include coverages for employees and individuals who may be exposed to acts of terrorism or the events of a war zone. These risks could result in a concentration of loss if a single adverse event affected many covered individuals and, in certain situations, could lead to losses that could be material to earnings for this segment and to CIGNA's consolidated results.

Litigation and Other Legal Matters

In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

In 2004, CIGNA, other insurance companies and certain insurance brokers received subpoenas and inquiries from the New York Attorney General, the Connecticut Attorney General and other state regulators relating to their investigations of broker compensation. During the third quarter of 2004, the New York Attorney General brought suit against a large insurance broker, alleging that the broker sought rigged bids from, and steered business to, certain property and casualty insurers with whom it had contingent compensation arrangements. During the fourth quarter of 2004, the New York Attorney General filed suit against Universal Life Resources (ULR), a disability and accident insurance broker. CIGNA is mentioned in the complaint but is not a defendant. Separately, a purported class action lawsuit is pending (one having been withdrawn) against ULR and several group life, disability and accident insurance companies, including CIGNA and a CIGNA subsidiary, asserting among other things, that contingent commissions are unlawful. On August 1, 2005, two CIGNA subsidiaries were added as defendants to a separate purported class action against numerous brokers and other insurance companies also asserting that contingent commissions are unlawful. In addition, the California insurance commissioner, in a suit against ULR and several insurance holding companies and certain of their subsidiaries, including CIGNA and several of its subsidiaries, is seeking injunctive relief. CIGNA is cooperating with the inquiries by the New York and Connecticut Attorneys General and other state regulators and disagrees with the assertions against it in the lawsuits. Further, in the first quarter of 2005, a shareholder filed a derivative suit nominally on behalf of CIGNA in federal court in the Eastern District of Pennsylvania against certain directors and officers.  The complaint alleges breach of fiduciary duty in connection with alleged concealment of the fact that CIGNA paid contingent commissions to brokers, and seeks damages and equitable relief.  The factual allegations are similar to those contained in the cases against the broker ULR described above.

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

In 2002, several purported class action lawsuits (which have been consolidated), as well as two shareholder derivative complaints (which have been consolidated) nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits (which have been consolidated) asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock. The court has granted preliminary approval of a settlement agreement in the ERISA litigation and has scheduled a fairness hearing for September 2005.

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

The following discussion addresses the financial condition of CIGNA as of June 30, 2005, compared with December 31, 2004, and its results of operations for the second quarter and six months ended June 30, 2005, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2004 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, dental benefits, and disease management) as well as group disability, life and accident insurance, and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off retirement operation (see page 31 for further discussion) and a run-off reinsurance operation.

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

Key company-specific drivers affecting CIGNA’s results include:

•	competitiveness of CIGNA's product design and service quality;
•	the absolute level of and trends in benefit costs;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns; and
•	the relationship between administrative costs and revenues.

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

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, which is dependent on membership growth, and on managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) offer products that meet emerging consumer and market trends; (2) improve medical membership results; (3) lower medical cost trends; (4) deliver quality member service; and (5) lower administrative expenses (see pages 29 and 30 for further discussion of these initiatives). In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires (see page 33 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$3,408	$3,508	$6,770	$7,136
Net investment income	331	355	661	958
Other revenues	366	355	1,002	825
Realized investment gains	2	415	19	436
Total revenues	4,107	4,633	8,452	9,355
Benefits and expenses	3,670	3,874	7,350	8,284
Income from continuing operations before taxes	437	759	1,102	1,071
Income taxes	66	255	295	360
Income from continuing operations	371	504	807	711
Income from discontinued operations	349	—	349	—
Income before cumulative effect of accounting change	720	504	1,156	711
Cumulative effect of accounting change, net of taxes (See Note 2 to the Financial Statements)	—	—	—	(139)
Net income	$720	$504	$1,156	$572
Realized investment gains, net of taxes	$1	$269	$12	$283

Income from continuing operations includes special items, which are discussed below. Excluding these special items and realized investment gains, CIGNA’s results increased for the six months of 2005, compared with the same period last year, primarily due to higher earnings in ongoing operating businesses, partially offset by lower results in the run-off retirement segment (see page 31).

Income Taxes

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. Pursuant to this approval, CIGNA recorded tax benefits of $430 million consisting of:

•	$287 million resulting from capital losses realized in connection with the divestiture of the property and casualty insurance operations in 1999, which is included in income from discontinued operations; and
•	$143 million resulting primarily from the release of tax reserves and valuation allowances of which:

•	$81 million is reported in the International segment, Other Operations and Corporate as income from continuing operations; and
•	$62 million relates to the divestiture of CIGNA's Brazilian health care business, which is included in income from discontinued operations.

CIGNA expects to recover approximately $225 million in net cash, $190 million by the end of 2005 and $35 million in the future relating to CIGNA's refund claim and the settlement of audit issues.

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
Three Months Ended June 30,
2005
Accelerated recognition of deferred gain on sale of retirement benefits business (see page 23)	$45	$29
IRS tax settlement (see page 21)	83	81
Total	$128	$110
Six Months Ended June 30,
2005
Accelerated recognition of deferred gain on sale of retirement benefits business (see page 23)	$305	$198
IRS tax settlement (see page 21)	83	81
Cost reduction charge (see page 24)	(51)	(33)
Charge associated with a modified coinsurance arrangement (see page 24)	(12)	(8)
Total	$325	$238
2004
Cost reduction charge	$(75)	$(49)
Effect of new accounting pronouncement (See Note 2 to the Financial Statements)	(17)	(11)
Total	$(92)	$(60)

Revenues

Revenues decreased for the second quarter and six months of 2005 compared with the same periods last year primarily because of:

•	lower realized gains and reduced net investment income associated with the sale of the retirement benefits business; and
•	lower premiums and fees in the Health Care segment primarily due to lower membership.

These declines were partially offset by increased recognition of deferred gain amortization associated with the sale of the retirement benefits business.

Outlook for 2005

Management expects full year 2005 income from continuing operations excluding realized investment results and special items to be lower than the first six months of 2005 on an annualized basis. The full year outlook assumes that certain favorable first and second quarter items will not recur, including prior year claim development and the level of favorable claim experience in the disability and life insurance businesses. In addition, the full year 2005 earnings outlook excludes any costs related to CIGNA's expected entry into the Medicare prescription drug program (“Part D”).

Information is not available for management to reasonably estimate future income from continuing operations at this time. Full year 2005 income from continuing operations will include realized investment results, which are not predictable, and special items. In addition to special items reported in the first and second quarter of 2005, special items for the remainder of 2005 may include:

•	any additional accelerated recognition of the deferred gain on the sale of the retirement benefits business; and
•	any additional amounts associated with a modified coinsurance arrangement (see page 24).

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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2004 Annual Report to Shareholders beginning on page 22 and are as follows:

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

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains liability, $542 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with some of the insured parties relieving CIGNA of any remaining contractual obligation to those parties. Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At that time, CIGNA accelerates recognition of a portion of the deferred gain and also reduces the associated reinsurance recoverables, contractholder deposit funds and separate account balances. CIGNA recognized normal deferred gain amortization in other revenues in the Run-off Retirement segment of $4 million pre-tax ($3 million after-tax) for the second quarter and $18 million pre-tax ($12 million after-tax) for the six months of 2005, compared with $29 million pre-tax ($19 million after-tax) for the second quarter and six months of 2004. CIGNA recorded in other revenues accelerated amortization of deferred gains of $45 million pre-tax ($29 million after-tax) for the second quarter and $305 million pre-tax ($198 million after-tax) for the six months of 2005, compared with $4 million pre-tax ($3 million after-tax) for the second quarter and six months of 2004. The remaining pre-tax deferred gain as of June 30, 2005 was $89 million.

On January 1, 2005, CIGNA transferred the assets of substantially all of the separate accounts related to the retirement benefits business to the buyer. Since the arrangement is modified coinsurance, CIGNA received units of the buyer’s separate accounts and carries those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At June 30, 2005, there were approximately $5.3 billion of separate account assets and liabilities associated with the business not yet directly assumed by the buyer.

At June 30, 2005, CIGNA had approximately $2.0 billion of invested assets, primarily fixed maturities and mortgage loans, supporting a modified coinsurance arrangement with the buyer. These invested assets are held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement. Through the six months of 2005, CIGNA recorded in other operating expenses a pre-tax charge of $12 million ($8 million after-tax) to offset realized investment results. This charge had no effect on CIGNA's net income.

As a result of this modified coinsurance arrangement, CIGNA has an embedded derivative that transfers to the buyer certain unrealized changes in fair value due to interest rate and credit risks of these assets. CIGNA records these effects in other liabilities and other revenues. A decrease in interest rates could result in a charge to CIGNA's consolidated net income until the modified coinsurance arrangement ends in 2006 when the impact of accounting for this embedded derivative will unwind.

The modified coinsurance arrangement provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the trust assets and the insurance liabilities. If the buyer elects termination, CIGNA does not expect a material adverse effect to its consolidated results of operation, liquidity or financial condition.

During 2004, CIGNA had another modified coinsurance arrangement, which created an embedded derivative that transferred to the buyer certain unrealized changes in fair value due to interest rates and credit risk of assets supporting certain separate accounts. As a result in the second quarter of 2004, CIGNA recorded $41 million pre-tax of other revenues for these effects. These effects were offset by a pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under this arrangement.

See Note 11 to the Financial Statements for additional information.

OTHER MATTERS

Cost Reduction Programs

First quarter 2005 program. In the first quarter of 2005, CIGNA implemented a plan to further streamline operations in the health care business and in supporting areas. As a result, CIGNA recognized in other operating expenses a pre-tax charge of $51 million ($33 million after-tax) for severance costs. The table below shows CIGNA's cost reduction activity (pre-tax) related to severance for this program.

(In millions)	Health Care	Corporate	Total
First quarter 2005 charge	$22	$29	$51
First quarter 2005 payments	(1)	(2)	(3)
Balance as of March 31, 2005	21	27	48
Second quarter 2005 payments	(5)	(6)	(11)
Balance as of June 30, 2005	$16	$21	$37

CIGNA expects to complete this program by mid-2006 and estimates annualized after-tax savings to be approximately $65 million.

Operational effectiveness review. In the first quarter of 2004, CIGNA adopted a restructuring program associated with planned organizational changes to streamline functional support resources and to adjust its operations to current business volumes. As a result, CIGNA recognized in other operating expenses total pre-tax charges of $86 million ($56 million after-tax) of which $75 million pre-tax ($49 million after-tax) was recorded in the first quarter of 2004. CIGNA substantially completed this program in the second quarter of 2005 and estimates after-tax savings to be approximately $80 million annually.

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
Balance as of December 31, 2004:
Severance	$11	$9	$20
Real estate	8	1	9
	19	10	29
First quarter 2005 payments:
Severance	(6)	(6)	(12)
Real estate	(1)	-	(1)
Balance as of March 31, 2005	12	4	16

Second quarter 2005 payments:
Severance	(4)	(2)	(6)
Real estate	(1)	(1)	(2)
Balance as of June 30, 2005	$7	$1	$8

Minimum Pension Liability

During the second quarter of 2005, CIGNA recorded an after-tax charge of $30 million to increase plan obligations, which resulted in a decrease to shareholders’ equity. This charge was primarily due to the annual update of plan census data.

In connection with the sale of the retirement benefits business, the operational effectiveness review and the annual update of plan census data in the second quarter of 2004, CIGNA recorded an after-tax charge which decreased equity by $39 million for the second quarter and $152 million for the six months of 2004. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 5.75%) used to determine the accumulated benefit obligation, as well as the update of plan census data, partially offset by the effect of stock market appreciation on plan assets.

CIGNA expects to contribute approximately $545 million in 2005 as follows:

•	$105 million for minimum funding requirements for the domestic pension plan and for voluntary contributions to the international pension plans; and
•	$440 million for voluntary contributions for the domestic pension plan, which represents an acceleration of expected payments for minimum funding requirements in 2006 and 2007.

The decision to make a voluntary contribution to the domestic plan was based upon the favorable economic impact the contribution will have on the funding status of CIGNA's pension plan, including the potential for reducing future additional funding requirements as well as reducing premiums to the Pension Benefit Guaranty Corporation.

Actual cash contributions made to the pension plan could vary significantly from the estimates of plan obligations based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable, and any regulatory changes to funding requirements.

For additional information, see Note 7 to the Financial Statements.

______________
*  Initial charge in the first quarter of 2004 included $2 million pre-tax in the Disability and Life segment.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal tax laws.

The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Distribution from policyholders surplus account. The American Jobs Creation Act of 2004 suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholders surplus account. CIGNA's principal subsidiary distributed, with regulatory approval, approximately $330 million from this account to the parent company during the first six months of 2005 without incurring federal income tax. For additional information, see Note 13 of CIGNA's 2004 Annual Report to Shareholders.

Litigation and other legal matters. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

In 2004, CIGNA, other insurance companies and certain insurance brokers received subpoenas and inquiries from the New York Attorney General, the Connecticut Attorney General and other state regulators relating to their investigations of broker compensation. During the third quarter of 2004, the New York Attorney General brought suit against a large insurance broker, alleging that the broker sought rigged bids from, and steered business to, certain property and casualty insurers with whom it had contingent compensation arrangements. During the fourth quarter of 2004, the New York Attorney General filed suit against Universal Life Resources (ULR), a disability and accident insurance broker. CIGNA is mentioned in the complaint but is not a defendant. Separately, a purported class action lawsuit is pending (one having been withdrawn) against ULR and several group life, disability and accident insurance companies, including CIGNA and a CIGNA subsidiary, asserting among other things, that contingent commissions are unlawful. On August 1, 2005, two CIGNA subsidiaries were added as defendants to a separate purported class action against numerous brokers and other insurance companies also asserting that contingent commissions are unlawful. In addition, the California insurance commissioner, in a suit against ULR and several insurance holding companies and certain of their subsidiaries, including CIGNA and several of its subsidiaries, is seeking injunctive relief.

CIGNA is cooperating with the inquiries by the New York and Connecticut Attorneys General and other state regulators and disagrees with the assertions against it in the lawsuits. Further, in the first quarter of 2005, a shareholder filed a derivative suit nominally on behalf of CIGNA in federal court in the Eastern District of Pennsylvania against certain directors and officers.  The complaint alleges breach of fiduciary duty in connection with alleged concealment of the fact that CIGNA paid contingent commissions to brokers, and seeks damages and equitable relief.  The factual allegations are similar to those contained in the cases against the broker ULR described above.

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

In 2002, several purported class action lawsuits (which have been consolidated), as well as two shareholder derivative complaints (which have been consolidated) nominally brought on behalf of CIGNA, were filed in federal court in the Eastern District of Pennsylvania against CIGNA and certain of its senior officers and directors. These suits allege securities law violations and breaches of fiduciary duty. Two other purported class action lawsuits (which have been consolidated) asserting violations of ERISA were filed against CIGNA and certain officers in the Eastern District of Pennsylvania by individuals who seek to represent a class of participants in the CIGNA 401(k) Plan who allegedly suffered losses on investments in CIGNA stock. The court has granted preliminary approval of a settlement agreement in the ERISA litigation and has scheduled a fairness hearing for September 2005.

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

See “Unicover and other run-off reinsurance” on page 33 for a description of legal matters arising out of the run-off reinsurance operations.

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

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings (loss),” which is defined as income (loss) from continuing operations before realized investment gains (losses).

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$2,544	$2,690	$5,043	$5,480
Net investment income	65	69	133	141
Other revenues	267	254	526	507
Segment revenues	2,876	3,013	5,702	6,128
Benefits and expenses	2,614	2,748	5,148	5,627
InIncome before taxes	262	265	554	501
Income taxes	89	90	190	174
Segment earnings	$173	$175	$364	$327
Realized investment gains, net of taxes	$1	$—	$3	$4
Special item (after-tax) included in segment earnings:
Cost reduction charge	$—	$—	$(14)	$(28)

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

Results

Segment earnings for the second quarter and six months of 2005 include favorable prior year claim development ($34 million after-tax for the second quarter and $101 million after-tax for the six months of 2005, compared with $50 million after-tax for the second quarter and $80 million after-tax for the six months of 2004) due to favorable medical management and underwriting results.

Excluding prior year claim development, segment earnings increased for the second quarter and six months of 2005 reflecting:

•	improved margins in the experience-rated business due to lower medical costs;
•	higher earnings in the guaranteed cost business;
•	lower operating expenses; and
•	strong specialty health care results.

These factors were largely offset by lower earnings in the service-only business due to membership declines.

Premiums and Fees

Health care segment premiums and fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Commercial HMO	$665	$814	$1,321	$1,658
Experience-rated medical	727	687	1,377	1,423
Dental	224	217	450	438
Medicare and Medicaid	70	72	140	147
Other medical	332	287	675	570
Life and other non-medical	100	134	208	270
Total premiums	2,118	2,211	4,171	4,506
Fees	426	479	872	974
Total premiums and fees	$2,544	$2,690	$5,043	$5,480

Premiums and fees decreased for the second quarter and six months of 2005 primarily due to declining membership, partially offset by rate increases.

Benefits and Expenses

Health Care segment benefits and expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Medical claims expense	$1,598	$1,616	$3,054	$3,373
Other benefit expenses	94	152	191	284
Other operating expenses	922	980	1,903	1,970
Total benefits and expenses	$2,614	$2,748	$5,148	$5,627

Medical Membership

As of June 30, estimated medical membership was as follows:

(In thousands)	2005	2004
Guaranteed cost:
Commercial HMO	802	1,022
Medicare and Medicaid	33	36
Other	165	64
Experience-rated[1]	1,180	1,288
Service	6,834	7,620
Total medical membership	9,014	10,030

______________
1 Includes minimum premium membership, which has a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.

Operational Improvement

CIGNA continues to focus on improving operational effectiveness and the financial results of its health care operations. Key areas of focus are:

•	offering products that meet emerging market and consumer trends;
•	improving medical membership results;
•	lowering medical cost trends;
•	continuing to deliver quality member service; and
•	lowering administrative expenses.

Offering products that meet emerging trends. In 2004, CIGNA significantly upgraded its product portfolio with the introduction of the CIGNATURES M suite of products. These products allow employers to choose the funding arrangement that is appropriate for the employer and level of medical management that is appropriate for their employee population. In addition, CIGNA offers the CIGNA Choice FundS M, which is a consumer-directed option that enables employees to make effective health decisions using information tools provided by CIGNA.

In May 2005, CIGNA announced its strategic alliance with NationsHealth, Inc. (a distribution and services company) to jointly deliver Medicare Part D prescription drug plans. Subject to regulatory approval, CIGNA expects its Medicare Part D prescription plan program to take effect in January 2006.

Improving medical membership results. CIGNA is working to improve medical membership with:

•	a diverse product portfolio that meets emerging consumer-directed trends;
•	consistent and responsive member service delivery;
•	competitive provider networks; and
•	strong clinical quality in medical, specialty health care and disability management;

and by continuing to implement the other operational improvements described below. Since 2004, CIGNA has formed several strategic alliances with regional health care companies. These alliances are designed to strengthen CIGNA’s national provider network and enhance CIGNA's ability to provide superior medical and disease management programs and administrative ease for multi-state employers.

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

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$501	$471	$1,009	$946
Net investment income	66	64	132	124
Other revenues	52	48	101	100
Segment revenues	619	583	1,242	1,170
Benefits and expenses	536	518	1,076	1,051
Income before taxes	83	65	166	119
Income taxes	24	17	48	32
Segment earnings	$59	$48	$118	$87
Realized investment gains, net of taxes	$1	$—	$2	$1
Special item (after-tax) included in segment earnings:
Cost reduction charge	$—	$—	$—	$(1)

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life segment earnings increased for the second quarter and six months of 2005, compared with the same periods last year, primarily reflecting favorable mortality experience in the life insurance business. Continued solid disability earnings also contributed to the overall result.

Premiums and Fees

Premiums and fees increased for the second quarter and six months of 2005 compared with the same periods last year, primarily reflecting higher new business and strong customer retention in both life and disability products.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$305	$252	$607	$491
Net investment income	18	14	32	26
Other revenues	(1)	3	(3)	5
Segment revenues	322	269	636	522
Benefits and expenses	292	238	560	468
Income before taxes	30	31	76	54
Income taxes (benefits)	(2)	11	14	19
Segment earnings	$32	$20	$62	$35
Realized investment gains, net of taxes	$—	$—	$—	$1
Special item (after-tax) included in segment earnings:
IRS tax settlement	$7	$—	$7	$—

Results

Excluding the special item noted above, International segment earnings increased for the second quarter and six months of 2005, compared with the same periods last year, primarily due to revenue growth in the life, accident and health insurance business, primarily in South Korea and favorable tax related items.

Premiums and Fees

Premiums and fees increased for the second quarter and six months of 2005, compared with the same periods last year, reflecting:

•	new sales growth and improved customer retention in the life, accident and health insurance operations, particularly in South Korea; and
•	higher premiums and fees for the expatriate employee benefits business particularly resulting from membership growth.

Other Matters

Products in the International segment include coverages for employees and individuals who may be exposed to acts of terrorism or the events of a war zone. These risks could result in a concentration of loss if a single adverse event affected many covered individuals and, in certain situations, could lead to losses that could be material to segment earnings and CIGNA's consolidated results.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$1	$47	$1	$116
Net investment income	34	55	72	371
Other revenues	50	47	324	212
Segment revenues	85	149	397	699
Benefits and expenses	37	111	89	627
Income before taxes	48	38	308	72
Income taxes	16	9	110	16
Segment earnings	$32	$29	$198	$56
Realized investment gains (losses), net of taxes	$(1)	$262	$7	$267
Special items (after-tax) included in segment earnings:
Accelerated recognition of deferred gain on sale of retirement benefits business	$29	$—	$198	$—
Charge associated with a modified coinsurance arrangement	$—	$—	$(8)	$—
Effect of new accounting pronouncement (see Note 2 to the Financial Statements)	$—	$—	$—	$(11)

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	results of modified coinsurance arrangements;
•	expenses associated with the run-off of this business; and
•	results of the retirement benefits business prior to the April 2004 sale.

Upon completing the sale of the retirement benefits business on April 1, 2004, net investment income represents amounts associated with the portion of the retirement benefits business reinsured under modified coinsurance arrangements and are offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings include the special items noted in the table above. Excluding these items, segment earnings decreased for the second quarter and six months of 2005, compared with the same periods last year, due to lower deferred gain amortization reflecting significant acceleration of gain in previous quarters triggered by transfers of underlying contracts to the buyer of the retirement benefits business. The decrease for the six months of 2005 also reflects the absence of earnings due to the sale of this business in 2004.

Other Revenues

Other revenues include:

•
normal deferred gain amortization of $4 million pre-tax for the second quarter and $18 million pre-tax for the six months of 2005, compared with $29 million pre-tax for the second quarter and six months of 2004;

•
accelerated gain amortization of $45 million pre-tax for the second quarter and $305 million pre-tax for the six months of 2005, compared with $4 million pre-tax for the second quarter and for the six months of 2004 (see page 23 for further discussion); and

•
prior to the sale of the retirement benefits business on April 1, 2004, other revenues also reflected changes in fair value of securities supporting experience-rated pension policyholder contracts. Under the experience-rating process, gains and losses on assets related to these contracts generally accrued to policyholders and were offset by amounts included in benefits and expenses.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$22	$19	$45	$40
Net investment income	24	24	48	48
Other revenues	(21)	(28)	17	(58)
Segment revenues	25	15	110	30
Benefits and expenses	35	34	145	58
Loss before income tax benefits	(10)	(19)	(35)	(28)
Income tax benefits	—	(6)	(9)	(5)
Segment loss	$(10)	$(13)	$(26)	$(23)
Realized investment gains (losses), net of taxes	$—	$(3)	$1	$(2)

Results

Segment loss for Run-off Reinsurance for the second quarter and six months of 2005, compared with the same periods last year, reflects a reserve increase for workers’ compensation products, partially offset by settlements with reinsurers. The six months of 2005 also reflects an after-tax charge of $11 million in the first quarter to increase reserves for guaranteed minimum death benefit contracts (see below).

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts. CIGNA expects to adjust these contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. During the first quarter of 2005, CIGNA began using foreign currency futures contracts in place of foreign currency forward contracts as part of its program to reduce international equity market risks associated with this business.

Other revenues included pre-tax losses of $21 million for the second quarter and pre-tax gains of $17 million for the six months of 2005, compared with pre-tax losses of $29 million for the second quarter and $60 million for the six months of 2004 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses. The notional or face amount of the futures contract positions held by CIGNA at June 30, 2005 was $1.3 billion.

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

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 22 of CIGNA’s 2004 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the first quarter of 2005, CIGNA completed its normal quarterly review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflects updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. See Note 6 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of approximately $1.0 billion as of June 30, 2005 and December 31, 2004.

As of June 30, 2005, the aggregate fair value of the underlying mutual fund investments was approximately $41.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.1 million contractholders had died on that date) was approximately $8.7 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2004 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 38 for further information.

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

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts, as well as personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA is in dispute and arbitration with some ceding companies over the amount of liabilities assumed under their contracts, and expects that these disputes and arbitrations will be substantially resolved by the end of 2007. CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts, and some of these retrocessionaires have disputed the validity of their contracts with CIGNA. Several of these disputes with retrocessionaires were settled in 2004 and 2005 and several remain in arbitration. These arbitrations are expected to be substantially resolved by the end of 2006.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as reserves associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2005, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$35	$29	$65	$63
Net investment income	114	125	226	244
Other revenues	26	42	53	89
Segment revenues	175	196	344	396
Benefits and expenses	131	167	255	340
Income before taxes	44	29	89	56
Income taxes	4	11	19	20
Segment earnings	$40	$18	$70	$36
Realized investment gains (losses), net of taxes	$—	$10	$(1)	$12
Special item (after-tax) included in segment earnings:
IRS tax settlement	$11	$—	$11	$—

Other Operations consist of:

•	gain recognition related to the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding);
•	settlement annuity business; and
•	certain investment management services (a significant portion of which was sold during the fourth quarter of 2004).

Results

Excluding the special item noted above, segment earnings for Other Operations increased for the second quarter and six months of 2005, compared to the same periods last year, primarily due to:

•	the absence of severance and employee retention costs recorded in 2004 associated with the investment operations supporting the sold retirement benefits business; and
•	higher earnings in the corporate life insurance business primarily due to continued favorable mortality experience.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Segment income (loss)	$44	$(42)	$9	$(90)
Special items (after-tax) included in segment income (loss):
IRS tax settlement	$63	$—	$63	$—
Cost reduction charge	$—	$—	$(19)	$(20)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Excluding the special items noted above, the reduced loss for the second quarter and six months of 2005, compared with the same periods last year reflects:

•	lower stock compensation expense due to accelerated vesting in 2004 and fewer awards in 2005;
•	higher interest income;
•	the absence of costs recorded in 2004 associated with retiring $76 million of long-term debt; and
•	the absence of overhead costs included in 2004 associated with the sold retirement benefits business.

The six months of 2005 also reflect lower stock compensation expense due to higher forfeitures.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Income tax benefits:
Property and Casualty insurance business	$287	$—	$287	$—
Brazilian Health Care operations	62	—	62	—
Income from discontinued operations	$349	$—	$349	$—

Income from discontinued operations represents tax benefits recognized in the second quarter of 2005 from past divestitures. See page 21 for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from continuing operations for the six months ended June 30, are as follows:

(In millions)	2005	2004
Operating activities	$419	$1,268
Investing activities	$(508)	$1,284
Financing activities	$(551)	$(911)

Cash and cash equivalents decreased $640 million as of June 30, 2005 and increased $1.6 billion as of the same period in 2004. Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2005:

•
The decrease in cash flows from operating activities primarily reflects 2004 net proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts of $954 million. Such proceeds were used to fund most of the 2004 withdrawals from contractholder deposit funds discussed below under financing. Excluding such proceeds, cash flow from operating activities increased in 2005, as the decline in cash revenues received in 2005 resulting largely from membership losses in the health care operations were more than offset by lower paid benefit expenses and lower operating expenses. Those favorable effects were partially offset by higher tax payments in 2005.

•	Cash used in investing activities primarily consisted of net purchases of investments ($457 million) and net purchases of property and equipment ($51 million).
•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock ($582 million) and change in cash overdraft position ($219 million), partially offset by net deposits to contractholder deposit funds ($70 million) and proceeds from issuances of common stock under CIGNA's stock plans ($180 million).

2004:

•
Cash provided by investing activities primarily consisted of proceeds from the sale of the retirement benefits business of $2.1 billion, partially offset by net purchases of investments ($762 million) and property and equipment ($32 million).

•
Cash used in financing activities consisted primarily of repurchases of and payments of dividends on common stock ($322 million), net withdrawals from contractholder deposit funds ($532 million), repayment of debt ($76 million), and change in cash overdraft position ($5 million).

Interest Expense

Interest expense was $27 million for the second quarter and $53 million for the six months of 2005, and $28 million for the second quarter and $55 million for the six months of 2004.

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

CIGNA maintains a share repurchase program. From January 1, 2005 through August 2, 2005, CIGNA repurchased 6.9 million shares through this program at an average price of $94.87 per share for an aggregate cost of $654 million. On July 27, 2005, CIGNA's Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining authorization as of August 2, 2005, was $727 million. See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the second quarter ended June 30, 2005.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In May 2004, CIGNA entered into a three-year syndicated revolving credit and letter of credit agreement for $1.0 billion. Of this amount, no more than $600 million may be used to support an internal reinsurance arrangement.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient resources to:

•	provide any funding to subsidiaries needed to support growth and maintain or improve their financial strength ratings;
•	provide for the capital requirements of its subsidiaries;
•	meet debt service requirements and pay dividends to CIGNA shareholders; and
•	satisfy pension plan funding requirements.

However, if CIGNA's projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;
•	a substantial insurance or contractholder liability becomes due before related investment assets mature;
•	a substantial increase in funding is required for CIGNA's program to reduce the equity market risks associated with the guaranteed minimum death benefit contracts; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company.

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as a line of credit.

See “Contractual Obligations” on page 39 for information on the accelerated contribution in 2005 to CIGNA's pension plan.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of August 2, 2005, the ratings of CIGNA and CG Life (CIGNA's principal subsidiary) were as follows:

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

Guarantees and Contractual Obligations

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided and contractual obligations incurred in the ordinary course of business.

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

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree and life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or the affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2005, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.4 billion as of June 30, 2005. As of June 30, 2005, approximately 80% of these guarantees were associated with the sold retirement benefits business and reinsured by the affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of June 30, 2005.

CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. This guaranteed benefit obligation was $38 million as of June 30, 2005. CIGNA had no additional liabilities for these guarantees as of June 30, 2005.

Other financial guarantees. CIGNA guaranteed construction loans of $24 million as of June 30, 2005, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of June 30, 2005.

CIGNA had indemnification obligations to lenders up to $320 million as of June 30, 2005 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the third quarter of 2005 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2005.

As of June 30, 2005, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of June 30, 2005.

CIGNA had indemnification obligations as of June 30, 2005, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2005.

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

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, policy surrenders, credit risk and annuity election rates.

CIGNA regularly evaluates the assumptions used in establishing these assets and liabilities and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 23 of CIGNA's 2004 Annual Report to Shareholders. If actual experience differs from the assumptions and other considerations used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. See Note 13 to the Financial Statements for additional information on these assumptions.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (2005 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2005 value of $3.3 billion, with no future returns.

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

As of June 30, 2005, CIGNA had liabilities of $90 million related to these contracts and amounts recoverable from reinsurers of $49 million. CIGNA had an additional liability of $39 million associated with the cost of reinsurance as of June 30, 2005. As of December 31, 2004, CIGNA had liabilities of $71 million related to these contracts and amounts recoverable from reinsurers of $39 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of December 31, 2004. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. As of June 30, 2005, CIGNA's contractual obligations included commitments to:

•	purchase $68 million of fixed maturities;
•	extend credit under commercial mortgage loans agreements of $286 million, most of which were at a fixed market rate of interest; and
•	contribute $264 million to real estate joint ventures and security partnerships.

CIGNA expects to disburse most of the commitments in 2005.

CIGNA funds its qualified pension plans at least at the minimum amount required by ERISA. CIGNA expects to contribute approximately $545 million in 2005.

For additional information on this contribution, see page 25.

For additional information on CIGNA's contractual obligations, see page 38 of the 2004 Annual Report to Shareholders.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $2 million for the second quarter and $4 million for the six months of 2005, compared to $4 million for the second quarter and $7 million for the six months of 2004. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem investments, net of valuation reserves and write-downs:

(In millions)	June 30, 2005	December 31, 2004
Problem bonds	$32	$37
Potential problem bonds	$39	$44
Problem mortgage loans	$10	$65
Potential problem mortgage loans	$72	$72
Foreclosed real estate	$10	$10

Foreclosed real estate represents an investment in a real estate joint venture classified in other long-term investments.

Summary

CIGNA recorded $2 million after-tax for the second quarter and $8 million after-tax for the six months of 2005, compared to $5 million after-tax for the second quarter and $11 million after-tax for the six months of 2004 in realized investment losses for investment asset write-downs and changes in valuation reserves.

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

CIGNA uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. At June 30, 2005, futures were used to reduce exposure to various domestic and foreign equity indices (the S&P 500, Russell 2000, NASDAQ, TOPIX, FTSE 100 and euro STOXX 50) as well as to the British pound, euro and Japanese yen. The hypothetical effect of a 10% increase in domestic and foreign equity indices and a 10% weakening in the U.S. dollar to the British pound, euro and Japanese yen would have been a decrease of approximately $120 million in the fair value of the futures contracts outstanding under this program as of June 30, 2005. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

In addition, CIGNA reports the effects of an embedded derivative under a modified coinsurance arrangement that transfers to the buyer of the retirement benefits business certain unrealized changes in fair value due to interest rate and credit risks of the underlying invested assets, primarily fixed maturities and mortgage loans. As of June 30, 2005, a hypothetical 100 basis point decline in interest rates would decrease net income by approximately $80 million for the effects of this embedded derivative. A hypothetical 200 basis point decline in interest rates would decrease net income by approximately $175 million for the effect of this embedded derivative. Associated increases in the fair values of the underlying fixed maturities would be reflected in shareholders’ equity.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 32) or income benefit contracts (see page 38); and
•	minimum pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

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
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see Employee benefits regulation on page 26 for more information);

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

18.	risks associated with security or interruption of information systems, which could among other things cause operational disruption; and
19.	risk factors detailed in CIGNA's Form 10-K for the fiscal year ended December 31, 2005, including the Cautionary Statement in Management's Discussion and Analysis.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

In its Form 10-K for the year ended December 31, 2004, CIGNA described In re CIGNA Corp. ERISA Litigation.  In July 2005, the court granted preliminary approval of a settlement agreement and scheduled a fairness hearing for September 2005. Upon final approval by the court, the settlement would resolve for CIGNA defendants and the plaintiffs all claims reflected in the litigation.

In its Form 10-K for the year ended December 31, 2004, CIGNA described In re CIGNA Corp. Securities Litigation.  In July 2005, the lead plaintiff filed a motion for leave to amend its complaint to expand certain claims and reassert other claims that were dismissed in 2004.

In its Form 10-K for the year ended December 31, 2004, CIGNA described various litigation brought in connection with compensation, including commissions, paid to brokers. On August 1, 2005, two CIGNA subsidiaries, Connecticut General Life Insurance Company and Life Insurance Company of North America, were named as defendants in a consolidated amended complaint filed in In re Insurance Brokerage Antitrust Litigation, a multi-district litigation proceeding previously consolidated in the United States District Court for the District of New Jersey. The complaint alleges that brokers and insurers conspired to hide commissions, increasing the cost of employee benefit plans, and seeks treble damages and injunctive relief. Numerous insurance brokers and other insurance companies are named as defendants.

See “Unicover and other run-off reinsurance” on page 33 for a description of legal matters arising out of the run-off reinsurance operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended June 30, 2005:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2005	809,642	$90.26	807,400	$568,237,692
May 1-31, 2005	1,047,069	$96.94	1,042,000	$467,223,755
June 1-30, 2005	1,687,850	$104.24	1,687,850	$291,279,291
Total	3,544,561	$98.89	3,537,250	N/A
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 2,242 shares in April and 5,069 shares in May. There were no shares tendered in June.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $291 million as of June 30, 2005 and $727 million as of August 2, 2005.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 4. Submission of Matters to a Vote of Security Holders

CIGNA held its annual meeting of shareholders on April 27, 2005. As of February 28, 2005, the record date for the meeting, 132,469,442 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 114,819,056 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all four nominees to the Board of Directors, ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2005, and approved the amendment and restatement of the CIGNA Long-Term Incentive Plan.

Election of nominees to Board of Directors for terms expiring in 2008:	Votes For	Votes Withheld

Peter N. Larson	111,384,198	3,434,858
Carol Cox Wait	111,297,183	3,521,873
William D. Zollars	108,021,980	6,797,076

For term expiring in 2006:

Marilyn Ware	107,203,139	7,615,917

	Votes For	Votes Against	Abstained
Ratification of Pricewaterhouse Coopers LLP as Independent Auditors	110,424,953	3,639,626	754,477
Approval of the CIGNA Long-Term Incentive Plan	85,029,310	18,798,336	1,091,608

Item 6. Exhibits

(a) See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By: /s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date: August 3, 2005

Exhibit Index

Number	Description	Method of Filing

10.1	CIGNA Long-Term Incentive Plan,	Filed as Appendix B to the
	as amended and restated.	Registrant’s definitive proxy
statement filed March 21,
2005 and incorporated
herein by reference.

31.1	Certification of Chief Executive Officer	Filed herewith.
of CIGNA Corporation pursuant to
Rule 13a-14(a) or Rule 15d-14(a)
of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer	Filed herewith.
of CIGNA Corporation pursuant to
Rule 13a-14(a) or Rule 15d-14(a)
of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer	Furnished herewith.
of CIGNA Corporation pursuant to Rule
13a-14(b) or Rule 15d-14(b) and 18
U.S.C. Section 1350

32.2	Certification of Chief Financial Officer	Furnished herewith.
of CIGNA Corporation pursuant to Rule
13a-14(b) or Rule 15d-14(b) and 18
U.S.C. Section 1350

E-1