Form 10-Q
period 2005-09-30
CIGNA CORP
filed 2005-11-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _    No x

As of September 30, 2005, 125,780,161 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

INDEX

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUES
Premiums and fees	$3,381	$3,618	$10,151	$10,754
Net investment income	334	340	995	1,298
Other revenues	298	510	1,300	1,335
Realized investment gains	9	11	28	447
Total revenues	4,022	4,479	12,474	13,834

BENEFITS AND EXPENSES
Health Care medical claims expense	1,579	1,671	4,633	5,044
Other benefit expenses	786	946	2,481	3,022
Other operating expenses	1,274	1,367	3,875	4,202
Total benefits and expenses	3,639	3,984	10,989	12,268

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	383	495	1,485	1,566

Income taxes (benefits):
Current	(58)	58	169	649
Deferred	182	129	250	(102)
Total taxes	124	187	419	547

INCOME FROM CONTINUING OPERATIONS	259	308	1,066	1,019

INCOME FROM DISCONTINUED OPERATIONS	-	-	349	-

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	259	308	1,415	1,019

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	-	(139)

NET INCOME	$259	$308	$1,415	$880

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS	$2.04	$2.28	$8.27	$7.39

INCOME FROM DISCONTINUED OPERATIONS	-	-	2.71	-

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	2.04	2.28	10.98	7.39

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	-	(1.01)

NET INCOME	$2.04	$2.28	$10.98	$6.38

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS	$2.00	$2.26	$8.12	$7.32

INCOME FROM DISCONTINUED OPERATIONS	-	-	2.66	-

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	2.00	2.26	10.78	7.32

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES	-	-	-	(1.00)

NET INCOME	$2.00	$2.26	$10.78	$6.32

DIVIDENDS DECLARED PER SHARE	$0.025	$0.025	$0.075	$0.380

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
		As of		As of
		September 30,		December 31,
		2005		2004

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $14,359; $14,758)		$15,554		$16,081
Equity securities, at fair value (cost, $62; $65)		74		88
Mortgage loans		3,919		3,529
Policy loans		1,341		1,594
Real estate		78		78
Other long-term investments		508		478
Short-term investments		540		71
Total investments		22,014		21,919
Cash and cash equivalents		1,251		2,519
Accrued investment income		285		285
Premiums, accounts and notes receivable		1,667		1,628
Reinsurance recoverables		7,382		14,595
Deferred policy acquisition costs		588		544
Property and equipment		660		777
Deferred income taxes		1,238		1,383
Goodwill		1,620		1,620
Other assets, including other intangibles		330		312
Separate account assets		8,862		35,477
Total assets		$45,897		$81,059

LIABILITIES
Contractholder deposit funds		$10,359		$17,839
Future policy benefits		8,415		8,428
Unpaid claims and claim expenses		4,365		4,311
Health Care medical claims payable		1,168		1,594
Unearned premiums		357		343
Total insurance and contractholder liabilities		24,664		32,515
Accounts payable, accrued expenses and other liabilities		5,210		6,359
Short-term debt		100		-
Long-term debt		1,338		1,438
Nonrecourse obligations		65		67
Separate account liabilities		8,862		35,477
Total liabilities		40,239		75,856

CONTINGENCIES - NOTE 13

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 160; 160)		40		40
Additional paid-in capital		2,262		2,360
Net unrealized appreciation, fixed maturities	$245		$392
Net unrealized appreciation, equity securities	10		15
Net unrealized depreciation, derivatives	(14)		(16)
Net translation of foreign currencies	(3)		2
Minimum pension liability adjustment	(759)		(729)
Accumulated other comprehensive loss		(521)		(336)
Retained earnings		5,084		3,679
Less treasury stock, at cost		(1,207)		(540)
Total shareholders' equity		5,658		5,203

Total liabilities and shareholders' equity		$45,897		$81,059

SHAREHOLDERS' EQUITY PER SHARE		$44.98		$39.41

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,	2005		2004
	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity

Common stock		$40		$69

Additional paid-in capital, July 1		2,285		3,727
Effect of issuance of stock for employee benefits plans		(23)		17
Additional paid-in capital, September 30		2,262		3,744

Accumulated other comprehensive loss, July 1		(390)		(597)
Net unrealized appreciation (depreciation), fixed maturities	$(128)	(128)	$197	197
Net unrealized appreciation (depreciation), equity securities	2	2	(6)	(6)
Net unrealized appreciation (depreciation) on securities	(126)		191
Net unrealized appreciation (depreciation), derivatives	(5)	(5)	3	3
Net translation of foreign currencies	-	-	3	3
Minimum pension liability adjustment	-	-	21	21
Other comprehensive income (loss)	(131)		218
Accumulated other comprehensive loss, September 30		(521)		(379)

Retained earnings, July 1		4,829		10,024
Net income	259	259	308	308
Common dividends declared		(4)		(4)
Retained earnings, September 30		5,084		10,328

Treasury stock, July 1		(885)		(8,856)
Repurchase of common stock		(466)		(210)
Other, primarily issuance of treasury stock for employee benefit plans		144		8
Treasury stock, September 30		(1,207)		(9,058)
TOTAL COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY	$128	$5,658	$526	$4,704

Nine Months Ended September 30,

Common stock		$40		$69

Additional paid-in capital, January 1		2,360		3,647
Effects of issuance of stock for employee benefits plans		(98)		97
Additional paid-in capital, September 30		2,262		3,744

Accumulated other comprehensive loss, January 1		(336)		(54)
Net unrealized depreciation, fixed maturities	$(147)	(147)	$(195)	(195)
Net unrealized depreciation, equity securities	(5)	(5)	(9)	(9)
Net unrealized depreciation on securities	(152)		(204)
Net unrealized appreciation, derivatives	2	2	9	9
Net translation of foreign currencies	(5)	(5)	1	1
Minimum pension liability adjustment	(30)	(30)	(131)	(131)
Other comprehensive loss	(185)		(325)
Accumulated other comprehensive loss, September 30		(521)		(379)

Retained earnings, January 1		3,679		9,502
Net income	1,415	1,415	880	880
Common dividends declared		(10)		(54)
Retained earnings, September 30		5,084		10,328

Treasury stock, January 1		(540)		(8,557)
Repurchase of common stock		(1,055)		(494)
Other, primarily issuance of treasury stock for employee benefit plans		388		(7)
Treasury stock, September 30		(1,207)		(9,058)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$1,230	$5,658	$555	$4,704

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$1,066	$1,019
Adjustments to reconcile income from continuing
operations to net cash provided by operating activities:
Insurance liabilities	(447)	(601)
Reinsurance recoverables	1	127
Deferred policy acquisition costs	(45)	(72)
Premiums, accounts and notes receivable	159	309
Accounts payable, accrued expenses and other liabilities	(401)	(180)
Current income taxes	(72)	98
Deferred income taxes	250	(102)
Realized investment (gains)	(28)	(447)
Depreciation and amortization	170	174
Gains on sales of businesses	(374)	(239)
Proceeds from sales and maturities of securities supporting
experience-rated pension policyholder contracts,
net of purchases	-	1,039
Other, net	(26)	79
Net cash provided by operating activities	253	1,204

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	2,110	2,245
Equity securities	10	62
Mortgage loans	262	64
Other (primarily short-term investments)	5,608	5,803
Investment maturities and repayments:
Fixed maturities	707	655
Mortgage loans	205	662
Investments purchased:
Fixed maturities	(2,377)	(3,624)
Equity securities	(9)	(14)
Mortgage loans	(858)	(668)
Other (primarily short-term investments)	(5,885)	(5,575)
Proceeds from sale of businesses	-	2,103
Property and equipment, net	(32)	(32)
Other, net	(18)	(24)
Net cash provided by (used in) investing activities	(277)	1,657

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	464	2,235
Withdrawals and benefit payments from contractholder deposit funds	(748)	(2,908)
Change in cash overdraft position	(219)	(23)
Repayment of long-term debt	-	(76)
Repurchase common stock	(1,034)	(526)
Issuance of common stock	301	24
Common dividends paid	(10)	(54)
Net cash used in financing activities	(1,246)	(1,328)

Effect of foreign currency rates on cash	2	-

Net increase (decrease) in cash and cash equivalents	(1,268)	1,533
Cash and cash equivalents, beginning of period	2,519	1,392

Cash and cash equivalents, end of period	$1,251	$2,925

Supplemental Disclosure of Cash Information:
Income taxes paid, net	$218	$543
Interest paid	$75	$79

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Stock compensation. Effective October 1, 2004, CIGNA elected to early adopt Statement of Financial Accounting Standards (SFAS) No. 123 (as revised in 2004 and referred to as SFAS 123R) “Share-Based Payment.” Prior period financial statements have been restated to comply with SFAS 123R. This standard requires companies to recognize in net income an estimate of expense for stock awards and options over their vesting periods typically determined as of the date of grant. Compensation expense for stock options is recorded over their vesting periods based on the estimated fair value of the stock options using an option-pricing model. Compensation expense is recorded for restricted stock grants and deferred stock units over their vesting periods based on fair value, which is equal to the market price of CIGNA common stock on the date of grant. The following information summarizes the effects (reported in Corporate) of implementing this standard on CIGNA’s prior year net income and earnings per share for stock option expense:

(In millions, except per share amounts)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income, prior to implementation	$312	$878
Compensation expense for stock options, net of taxes, prior to implementation	8	35
Compensation expense for stock options, net of taxes, under SFAS 123R	(12)	(33)
Net income under SFAS 123R	$308	$880
Net income per share:
Basic - prior to implementation	$2.31	$6.37
Basic - as restated	$2.28	$6.38
Diluted - prior to implementation	$2.29	$6.30
Diluted - as restated	$2.26	$6.32

Compensation expense and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Compensation expense	$10	$20	$24	$54
Tax benefits	$4	$6	$9	$18

Compensation expense for stock options was determined using the following data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Options in thousands)	2005	2004	2005	2004
Options granted	7	7	825	3,166
Weighted average fair value of options granted	$41.33	$21.85	$34.08	$19.80

The average fair values were determined using the Black-Scholes option-pricing model under the following assumptions:

	As of
	September 30, 2005	December 31, 2004
Dividend yield	0.1%	0.2%
Expected volatility	35.0%	47.6%
Risk-free interest rate	3.9%	2.2%
Expected option life	5.25 years	3.3 years

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

Restricted stock granted and the average fair value at the date of grant was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Grants in thousands)	2005	2004	2005	2004
Restricted stock granted	19	3	331	421
Weighted average fair value	$104.90	$61.64	$92.45	$56.98

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

NOTE 3 - INCOME TAXES

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. An additional tax benefit of $7 million related to this matter was recorded in the third quarter of 2005. Pursuant to this approval, CIGNA recorded total tax benefits of $437 million consisting of:

•
$287 million resulting from capital losses realized in connection with the divestiture of the property and casualty insurance operations in 1999, which is included in income from discontinued operations; and

•	$150 million resulting primarily from the release of tax reserves and valuation allowances of which:
•	$88 million is reported as income from continuing operations; and
•	$62 million relates to the divestiture of CIGNA's Brazilian health care business, which is included in income from discontinued operations.

Distribution from policyholders' surplus account. The American Jobs Creation Act of 2004 suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholders’ surplus account. CIGNA's principal subsidiary distributed, with regulatory approval, the entire account balance of approximately $450 million to the parent company during the nine months of 2005 without incurring federal income tax.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an after-tax gain of $804 million, of which $267 million after-tax was recognized immediately. The sales agreement provides for post closing adjustments, however, any future adjustments are not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains liability, $537 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with some of the insured parties relieving CIGNA of any remaining contractual obligation to those parties (novation). Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, reinsurance recoverables and separate account balances. For the nine months of 2005, liabilities decreased by $32.9 billion as a result of novation activity attributable to the sold retirement benefits business. This decrease consisted of $6.9 billion of contractholder deposit funds and $26.0 billion of separate account liabilities. Corresponding decreases in assets of $32.9 billion consisted of $6.9 billion of reinsurance recoverables and $26.0 billion of separate account assets. See Note 11 for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended September 30,
2005
Accelerated deferred gain amortization	$10	$2
Normal deferred gain amortization	$3	$2
2004
Accelerated deferred gain amortization	$122	$79
Normal deferred gain amortization	$28	$18
Nine Months Ended September 30,
2005
Accelerated deferred gain amortization	$315	$200
Normal deferred gain amortization	$21	$14
2004
Accelerated deferred gain amortization	$126	$82
Normal deferred gain amortization	$57	$37

The remaining pre-tax deferred gain as of September 30, 2005 was $76 million.

On January 1, 2005, CIGNA transferred the assets of substantially all of the separate accounts related to the retirement benefits business to the buyer. Since the arrangement is modified coinsurance, CIGNA received units of the buyer’s separate accounts and carries those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At September 30, 2005, there were approximately $5.1 billion of separate account assets and liabilities associated with the business not yet directly assumed by the buyer.

At September 30, 2005, CIGNA had approximately $2.0 billion of invested assets, primarily fixed maturities and mortgage loans, supporting the modified coinsurance arrangement of the single premium annuity business. These invested assets are held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement. CIGNA recorded in other operating expenses a pre-tax charge of $12 million ($8 million after-tax) for the nine months of 2005 to offset realized investment results. This charge had no effect on CIGNA's net income.

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

The modified coinsurance arrangement provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the single premium annuity business, including the trust assets and the insurance liabilities. If the buyer elects termination, CIGNA does not expect a material adverse effect to its consolidated results of operations, liquidity or financial condition.

CIGNA had another modified coinsurance arrangement (terminated on December 1, 2004), which created an embedded derivative that transferred to the buyer certain unrealized changes in fair value due to interest rates and credit risk of assets supporting certain separate accounts. In the third quarter of 2004, CIGNA recorded a pre-tax charge in other revenues of $14 million for these effects. For the nine months of 2004, other revenues included a pre-tax benefit of $27 million for these effects and a related pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under this arrangement.

Discontinued Operations. The table below represents tax benefits recognized in the second quarter of 2005 from past divestitures. See Note 3 for additional information.

FINANCIAL SUMMARY (In millions)	Nine Months Ended September 30, 2005
Income tax benefits:
Property and Casualty insurance business	$287
Brazilian Health Care operations	62
Income from discontinued operations	$349

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

(In millions)	Health Care	Corporate	Total
First quarter 2005 charge	$22	$29	$51
First quarter 2005 payments	(1)	(2)	(3)
Balance as of March 31, 2005	21	27	48
Second quarter 2005 payments	(5)	(6)	(11)
Balance as of June 30, 2005	16	21	37
Third quarter 2005 payments	(4)	(5)	(9)
Balance as of September 30, 2005	$12	$16	$28

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
Balance as of December 31, 2004:
Severance	$11	$9	$20
Real estate	8	1	9
	19	10	29
First quarter 2005 payments:
Severance	(6)	(6)	(12)
Real estate	(1)	-	(1)
Balance as of March 31, 2005	12	4	16

Second quarter 2005 payments:
Severance	(4)	(2)	(6)
Real estate	(1)	(1)	(2)
Balance as of June 30, 2005	7	1	8

Third quarter 2005 payments:
Severance	(1)	-	(1)
Real estate	(1)	-	(1)
Balance as of September 30, 2005	$5	$1	$6

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

estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the first quarter of 2005, CIGNA completed its normal quarterly review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflects updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of approximately $1.0 billion as of September 30, 2005 and December 31, 2004.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of September 30, 2005:

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

As of September 30, 2005, the aggregate fair value of the underlying mutual fund investments was approximately $41.5 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.1 million contractholders had died on that date) was approximately $7.5 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

CIGNA recorded in other revenues pre-tax losses of $45 million for the third quarter and $28 million for the nine months of 2005, compared with pre-tax gains of $33 million for the third quarter and pre-tax losses of $27 million for the nine months of 2004 from futures and forward contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses. During the first quarter of 2005, CIGNA began using foreign currency futures contracts in place of foreign currency forward contracts as part of its program to reduce international equity market risks associated with this business. The notional amount of the futures contract positions held by CIGNA at September 30, 2005, was $1.2 billion.

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

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). CIGNA contributed approximately $545 million in 2005 as follows:

•	$105 million for minimum funding requirements for the domestic pension plan and for voluntary contributions to the international pension plans; and
•	$440 million for voluntary contributions to the domestic pension plan, which represent an acceleration of expected payments for minimum funding requirements in 2006 and 2007.

The decision to make voluntary contributions to the domestic pension plan was based upon the favorable economic impact the contributions will have on the funding status of CIGNA's pension plan, including the potential for reducing future additional funding requirements as well as reducing premiums to the Pension Benefit Guaranty Corporation.

Components of net pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Service cost	$18	$18	$54	$56
Interest cost	56	55	166	165
Expected return on plan assets	(46)	(47)	(136)	(143)
Amortization of: Net loss from past experience	35	28	105	76
Prior service cost	—	(1)	(1)	(1)
Net pension cost	$63	$53	$188	$153

Pension Liability

2005

Through the nine months of 2005, CIGNA recorded an after-tax charge of $30 million to increase plan obligations, which resulted in a decrease to shareholders’ equity. This charge was primarily due to the annual update of plan census data.

2004

During the third quarter of 2004, CIGNA amended its qualified domestic pension plan and remeasured plan assets and obligations. As a result, CIGNA increased equity by $21 million after-tax due to an increase in long-term interest rates (5.75% to 6.00%) used to determine the accumulated benefit obligation, partially offset by the effect of stock market depreciation on plan assets.

For the nine months of 2004 as a result of the sale of the retirement benefits business, the operational effectiveness review, the annual update of plan census data and the plan amendment, CIGNA remeasured plan assets and obligations and recorded an after-tax charge, which decreased equity by $131 million. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 6.00%) used to determine the accumulated benefit obligation, as well as the update of plan census data, partially offset by the effect of stock market appreciation on plan assets.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Service cost	$1	$1	$2	$2
Interest cost	7	7	20	24
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of:
Net gain from past experience	—	—	(1)	—
Prior service cost	(4)	(4)	(12)	(12)
Net other postretirement benefit cost	$3	$3	$7	$12

CIGNA also recognized gains of $5 million pre-tax ($3 million after-tax) for the third quarter of 2004 and $19 million pre-tax ($12 million after-tax) for the nine months of 2004 for other postretirement benefits in connection with the 2004 operational effectiveness review and the sale of the retirement benefits business.

NOTE 8 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Fixed maturities	$10	$3	$25	$119
Equity securities	2	7	2	19
Mortgage loans	-	(4)	(2)	215
Real estate	1	(1)	-	51
Derivatives and other	(4)	6	3	43
Realized investment gains, before income taxes	9	11	28	447
Less income taxes	3	3	10	156
Net realized investment gains	$6	$8	$18	$291

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Proceeds from sales	$635	$1,164	$2,120	$2,307
Gross gains on sales	$11	$26	$33	$236
Gross losses on sales	$(4)	$(7)	$(18)	$(41)

Fixed maturities included securities of $45 million at September 30, 2005 and $56 million at December 31, 2004 classified as trading. These securities are carried at fair value with changes in fair value reported in other revenues.

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer; and
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

As of September 30, 2005, fixed maturities (primarily investment grade corporate bonds) and equity securities with a decline in fair value from cost were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
Fixed maturities:
One year or less:
Investment grade	$3,197	$3,250	$(53)
Below investment grade	$180	$185	$(5)
More than one year:
Investment grade	$615	$638	$(23)
Below investment grade	$28	$29	$(1)
Equity securities:
Greater than one year	$9	$10	$(1)

As of September 30, 2005, CIGNA had commitments to purchase the following investments:

(In millions)	As of September 30, 2005
Fixed maturities	$91
Mortgage loans	360
Real estate joint ventures	45
Investments in partnerships secured by real estate	109
Investments in partnerships secured by securities	196
Total	$801

CIGNA expects to disburse approximately $475 million of these committed amounts in the fourth quarter of 2005.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits for certain annuities; and
•	amounts required to adjust other liabilities after the initial reclassification of unrealized appreciation under a modified coinsurance arrangement.

Changes in accumulated other comprehensive income (loss) are as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended September 30,
2005
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(183)	$64	$(119)
Gains realized on securities	(12)	5	(7)
Net unrealized depreciation, securities	$(195)	$69	$(126)
Net unrealized depreciation, derivatives	$(9)	$4	$(5)
Minimum pension liability adjustment	$1	$(1)	$-
2004
Net unrealized appreciation, securities:
Unrealized appreciation on securities held	$303	$(106)	$197
Gains realized on securities	(10)	4	(6)
Net unrealized appreciation, securities	$293	$(102)	$191
Net unrealized appreciation, derivatives	$6	$(3)	$3
Net translation of foreign currencies	$5	$(2)	$3
Minimum pension liability adjustment	$32	$(11)	$21
Nine months ended September 30,
2005
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(208)	$73	$(135)
Gains realized on securities	(27)	10	(17)
Net unrealized depreciation, securities	$(235)	$83	$(152)
Net unrealized appreciation, derivatives	$3	$(1)	$2
Net translation of foreign currencies	$(6)	$1	$(5)
Minimum pension liability adjustment	$(45)	$15	$(30)
2004
Net unrealized depreciation, securities:
Unrealized appreciation on securities held	$85	$(34)	$51
Gains realized on securities	(138)	49	(89)
Reclassification to other liabilities for modified coinsurance	(256)	90	(166)
Net unrealized depreciation, securities	$(309)	$105	$(204)
Net unrealized appreciation, derivatives	$14	$(5)	$9
Net translation of foreign currencies	$1	$—	$1
Minimum pension liability adjustment	$(202)	$71	$(131)

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended September 30,
2005
Income from continuing operations	$259	—	$259
Shares (in thousands):
Weighted average	126,888	—	126,888
Options and restricted stock grants		2,795	2,795
Total shares	126,888	2,795	129,683
EPS	$2.04	$(0.04)	$2.00
2004
Income from continuing operations	$308	$—	$308
Shares (in thousands):
Weighted average	134,910	—	134,910
Options and restricted stock grants		1,365	1,365
Total shares	134,910	1,365	136,275
EPS	$2.28	$(0.02)	$2.26
Nine Months Ended September 30,
2005
Income from continuing operations	$1,066	—	$1,066
Shares (in thousands):
Weighted average	128,852	—	128,852
Options and restricted stock grants		2,386	2,386
Total shares	128,852	2,386	131,238
EPS	$8.27	$(0.15)	$8.12
2004
Income from continuing operations	$1,019	—	$1,019
Shares (in thousands):
Weighted average	137,893	—	137,893
Options and restricted stock grants		1,303	1,303
Total shares	137,893	1,303	139,196
EPS	$7.39	$(0.07)	$7.32

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as the estimated proceeds from their exercise was greater than the average share price of CIGNA's common shares for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Antidilutive options	0.3	11.6	3.3	12.9

CIGNA held 34,248,300 common shares as Treasury shares as of September 30, 2005, and 141,718,172 as of September 30, 2004.

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $1.5 billion as of September 30, 2005, and $8.6 billion as of December 31, 2004, from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of reinsurance arrangements. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $5.0 billion at September 30, 2005, and $5.2 billion at December 31, 2004, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

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

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as reserves associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2005, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees
Individual life insurance and annuity business sold	$66	$72	$202	$219
Other	51	34	147	111
Total	$117	$106	$349	$330
Reinsurance recoveries
Individual life insurance and annuity business sold	$93	$75	$233	$224
Other	41	56	136	108
Total	$134	$131	$369	$332

NOTE 12 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International segment is based on geography. CIGNA measures the financial results of its segments using “segment earnings (loss)” which is defined as income (loss) from continuing operations before realized investment gains (losses).

Summarized segment financial information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees and other revenues
Health Care	$2,783	$3,038	$8,352	$9,025
Disability and Life	557	532	1,667	1,578
International	316	252	920	748
Run-off Retirement	13	194	338	522
Run-off Reinsurance	(25)	50	37	32
Other Operations	47	66	165	218
Corporate	(12)	(4)	(28)	(34)
Total	$3,679	$4,128	$11,451	$12,089
Income (loss) from continuing operations
Health Care	$164	$206	$528	$533
Disability and Life	57	41	175	128
International	24	23	86	58
Run-off Retirement	2	90	200	146
Run-off Reinsurance	(3)	(54)	(29)	(77)
Other Operations	25	23	95	59
Corporate	(16)	(29)	(7)	(119)
Segment earnings	253	300	1,048	728
Realized investment gains, net of taxes	6	8	18	291
Income from continuing operations	$259	$308	$1,066	$1,019

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

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree and life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or the affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2005, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.1 billion as of September 30, 2005. As of September 30, 2005, approximately 80% of these guarantees were associated with the sold retirement benefits business and reinsured by the affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of September 30, 2005.

CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $36 million as of September 30, 2005. CIGNA had no additional liabilities for these guarantees as of September 30, 2005.

Other Financial Guarantees

CIGNA had indemnification obligations to lenders up to $331 million as of September 30, 2005 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2005.

To increase investment returns through credit exposure, CIGNA guaranteed principal payments for groups of investment grade corporate debt issuers by entering Dow Jones indexed credit default swaps with notional amounts of $290 million as of September 30, 2005. Under these contracts, CIGNA receives periodic fees to provide future payment if an issuer of an underlying corporate bond defaults on scheduled payments or files for bankruptcy through 2010. If a default or bankruptcy occurs, CIGNA will make payment for par value of the underlying corporate bond and may subsequently sell or hold that bond as an invested asset. CIGNA has recorded liabilities of less than $1 million for the fair value of these indexed credit default swaps as of September 30, 2005.

As of September 30, 2005, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of September 30, 2005.

CIGNA guaranteed construction loans of $24 million as of September 30, 2005 related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of September 30, 2005.

CIGNA had indemnification obligations as of September 30, 2005 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2005.

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

•	The market return assumption is 8-12% varying by equity fund type; 6-9% varying by bond fund type; and 5-6% for money market funds.
•	The volatility assumption is 14-24%, varying by equity fund type; 6-7%, varying by bond fund type; and 2-3% for money market funds.
•	The discount rate is 5.75%.
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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts, and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (2005 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2005 value of $3.3 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.4 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which cover 55% of the exposures on these contracts.

As of September 30, 2005, CIGNA had liabilities of $78 million related to these contracts and amounts recoverable from reinsurers of $43 million. CIGNA had an additional liability of $39 million associated with the cost of reinsurance as of September 30, 2005. As of December 31, 2004, CIGNA had liabilities of $71 million related to these contracts and amounts recoverable from reinsurers of $39 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of December 31, 2004. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s businesses include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal laws, such as amendments to income tax laws, which could affect the taxation of employer provided benefits, and pension legislation, which could increase pension cost.

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

Litigation and Other Legal Matters

In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals. A dispute with a representative of certain physicians over administration of the settlement with the physician class is likely to be resolved in early 2006.

Beginning in 2004, various regulators, including the New York and Connecticut Attorneys General, began investigating insurance broker compensation.   Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  CIGNA and some of its subsidiaries are included in one such lawsuit seeking injunctive relief against these types of contingent compensation arrangements.  In addition, CIGNA is providing information about ULR in connection with an investigation by the U.S. Attorney’s Office for the Southern District of California. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office. Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including CIGNA and certain of its subsidiaries, asserting that contingent commissions are unlawful.  CIGNA disagrees with the assertions against it in the lawsuits. In addition, in early 2005, a shareholder filed a derivative lawsuit against certain CIGNA directors and officers alleging breach of fiduciary duty based upon allegations similar to those contained in the ULR cases.

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

A purported class action lawsuit and a shareholder derivative lawsuit against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  These suits originated in 2002.  Separately, a court has granted final approval of a settlement agreement in a purported class action lawsuit against CIGNA and certain of its officers asserting violations of ERISA based on losses in investments in CIGNA stock by CIGNA 401(k) Plan participants.

Plaintiffs representing CIGNA Pension Plan participants who earned certain Plan benefits prior to 1998 filed a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, that these conditions are not adequately disclosed to Plan participants, and that the Plan’s cash balance formula discriminates against older employees.

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

The following discussion addresses the financial condition of CIGNA as of September 30, 2005, compared with December 31, 2004, and its results of operations for the third quarter and nine months ended September 30, 2005, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2004 Annual Report to Shareholders, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include health care products and services (medical, pharmacy, behavioral health, dental benefits, and disease management) as well as group disability, life and accident insurance, and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers similar products to businesses and individuals in selected markets, and has certain inactive businesses including a run-off retirement operation (see page 32 for further discussion) and a run-off reinsurance operation.

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

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, on profitably growing the disability and life and international businesses and on managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) offer products that meet emerging consumer and market trends; (2) improve medical membership results; (3) lower medical cost trends; (4) deliver quality member service; and (5) lower administrative expenses (see pages 30 and 31 for further discussion of these initiatives).

CIGNA believes that the health care business model is changing to one that focuses more directly on the consumer. CIGNA has developed product designs, educational resources and customer support tools with a goal of enabling consumers to make informed choices on their health care, to ultimately improve health outcomes and reduce costs. These changes in the business model are in the early stages, and CIGNA believes that its capabilities in consumerism, health advocacy and information position it to meet the emerging trend.

CIGNA's disability and life operations continue to focus on profitable growth with a particular emphasis on middle market disability business. The international business is focused on profitable growth particularly in the life accident and health and expatriate benefits businesses. In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires (see page 34 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$3,381	$3,618	$10,151	$10,754
Net investment income	334	340	995	1,298
Other revenues	298	510	1,300	1,335
Realized investment gains	9	11	28	447
Total revenues	4,022	4,479	12,474	13,834
Benefits and expenses	3,639	3,984	10,989	12,268
Income from continuing operations before taxes	383	495	1,485	1,566
Income taxes	124	187	419	547
Income from continuing operations	259	308	1,066	1,019
Income from discontinued operations	—	—	349	—
Income before cumulative effect of accounting change	259	308	1,415	1,019
Cumulative effect of accounting change, net of taxes (See Note 2 to the Financial Statements)	—	—	—	(139)
Net income	$259	$308	$1,415	$880
Realized investment gains, net of taxes	$6	$8	$18	$291

Income from continuing operations includes special items, which are discussed below. Excluding these special items and realized investment gains, CIGNA’s results for the nine months of 2005, compared with the same period last year reflect;

•	lower losses in the Run-off Reinsurance segment and Corporate;
•	higher earnings in ongoing operating businesses; and
•	lower results in the Run-off Retirement segment.

Income Taxes

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. An additional tax benefit of $7 million related to this matter was recorded in Corporate in the third quarter of 2005. Pursuant to this approval, CIGNA recorded total tax benefits of $437 million consisting of:

•
$287 million resulting from capital losses realized in connection with the divestiture of the property and casualty insurance operations in 1999, which is included in income from discontinued operations; and

•	$150 million resulting primarily from the release of tax reserves and valuation allowances of which:

•	$88 million (of which $81 million is reported as a special item) is reported in the International segment, Other Operations and Corporate as income from continuing operations; and
•	$62 million relates to the divestiture of CIGNA's Brazilian health care business, which is included in income from discontinued operations.

In October 2005, CIGNA recovered approximately $220 million in net cash relating to its refund claim and the settlement of audit issues.

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of operations.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
Three Months Ended September 30,
2005
Accelerated amortization of deferred gain on sale of retirement benefits business (see page 25)	$10	$2
2004
Accelerated amortization of deferred gain on sale of retirement benefits business	$122	$79
Net charge associated with a modified coinsurance arrangement	(14)	(9)
Total	$108	$70
Nine Months Ended September 30,
2005
Accelerated amortization of deferred gain on sale of retirement benefits business (see page 25)	$315	$200
IRS tax settlement (see page 22)	83	81
Cost reduction charge (see page 26)	(51)	(33)
Charge associated with a modified coinsurance arrangement (see page 25)	(12)	(8)
Total	$335	$240
2004
Accelerated amortization of deferred gain on sale of retirement benefits business	$122	$79
Cost reduction charge	(75)	(49)
Net charge associated with a modified coinsurance arrangement	(14)	(9)
Effect of new accounting pronouncement	(17)	(11)
Total	$16	$10

Revenues

Revenues decreased for the third quarter of 2005, compared with the same period last year, primarily because of:

•	lower premiums and fees in the Health Care segment primarily due to lower membership;
•	lower gain amortization associated with the sale of the retirement benefits business; and
•	losses from futures contracts, compared to gains in the prior year, in connection with the program to reduce equity market risks (see guaranteed minimum death benefit contracts on page 34).

Revenues decreased for the nine months of 2005 primarily due to:

•	lower realized gains and reduced net investment income associated with the sale of the retirement benefits business; and
•	lower premiums and fees in the Health Care segment primarily due to lower membership.

For the nine months of 2005, these declines were partially offset by increased recognition of deferred gain amortization associated with the sale of the retirement benefits business.

Outlook for 2005 and 2006

Management expects full year 2005 income from continuing operations excluding realized investment results and special items to be lower than the nine months of 2005 on an annualized basis. The full year outlook assumes that certain favorable items noted in the first nine months of 2005 will not recur, including prior year claim development and the level of favorable mortality experience in the life insurance business.

Information is not available for management to reasonably estimate future income from continuing operations at this time. Full year 2005 income from continuing operations will include realized investment results, which are not predictable, and special items. In addition to amounts reported as special items through the nine months of 2005, special items for the fourth quarter of 2005 may include:

•	additional accelerated recognition of the deferred gain on the sale of the retirement benefits business; and
•	additional amounts associated with a modified coinsurance arrangement (see page 25).

CIGNA expects full year 2006 income from continuing operations excluding realized investment results, and special items to be lower than the comparable 2005 amount primarily reflecting the absence of favorable prior year claim development recognized in 2005. Excluding this factor, CIGNA expects 2006 to be higher than 2005 due to fundamental improvement in the health care operations.

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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2004 Annual Report to Shareholders beginning on page 22 and are as follows:

•	future policy benefits - guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	other liabilities and other assets - guaranteed minimum income benefits;
•	reinsurance recoverables for Run-off Reinsurance; and
•	investments - recognition of losses from other-than-temporary impairments of public and private placement fixed maturities.

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

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an after-tax gain of $804 million, of which $267 million after-tax was recognized immediately. The sales agreement provides for post closing adjustments; however, any future adjustments are not expected to be material to CIGNA's consolidated results of operations, liquidity or financial condition.

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains liability, $537 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with some of the insured parties relieving CIGNA of any remaining contractual obligation to those parties (novation). Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, reinsurance recoverables and separate account balances. For the nine months of 2005, liabilities decreased by $32.9 billion as a result of novation activity attributable to the sold retirement benefits business. This decrease consisted of $6.9 billion of contractholder deposit funds and $26.0 billion of separate account liabilities. Corresponding decreases in assets of $32.9 billion consisted of $6.9 billion of reinsurance recoverables and $26.0 billion of separate account assets. See Note 11 to the Financial Statements for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended September 30,
2005
Accelerated deferred gain amortization	$10	$2
Normal deferred gain amortization	$3	$2
2004
Accelerated deferred gain amortization	$122	$79
Normal deferred gain amortization	$28	$18

Nine Months Ended September 30,
2005
Accelerated deferred gain amortization	$315	$200
Normal deferred gain amortization	$21	$14
2004
Accelerated deferred gain amortization	$126	$82
Normal deferred gain amortization	$57	$37

The remaining pre-tax deferred gain as of September 30, 2005 was $76 million.

On January 1, 2005, CIGNA transferred the assets of substantially all of the separate accounts related to the retirement benefits business to the buyer. Since the arrangement is modified coinsurance, CIGNA received units of the buyer’s separate accounts and carries those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At September 30, 2005, there were approximately $5.1 billion of separate account assets and liabilities associated with the business not yet directly assumed by the buyer.

At September 30, 2005, CIGNA had approximately $2.0 billion of invested assets, primarily fixed maturities and mortgage loans, supporting the modified coinsurance arrangement of the single premium annuity business. These invested assets are held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement. CIGNA recorded in other operating expenses a pre-tax charge of $12 million ($8 million after-tax) for the nine months of 2005 to offset realized investment results. This charge had no effect on CIGNA's net income.

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

The modified coinsurance arrangement provides for conversion to an indemnity reinsurance structure. The buyer will assume ownership of the trust assets in 2006 unless the buyer elects termination, in which case CIGNA would retain the single premium annuity business, including the trust assets and the insurance liabilities. If the buyer elects termination, CIGNA does not expect a material adverse effect to its consolidated results of operations, liquidity or financial condition.

CIGNA had another modified coinsurance arrangement (terminated on December 1, 2004), which created an embedded derivative that transferred to the buyer certain unrealized changes in fair value due to interest rates and credit risk of assets supporting certain separate accounts. In the third quarter of 2004, CIGNA recorded a pre-tax charge in other revenues of $14 million for these effects. For the nine months of 2004, other revenues included a pre-tax benefit of $27 million for these effects and a related pre-tax charge of $41 million reflecting the amortization for the period of the excess of the fair value of related assets over the liabilities under this arrangement.

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

(In millions)	Health Care	Corporate	Total
First quarter 2005 charge	$22	$29	$51
First quarter 2005 payments	(1)	(2)	(3)
Balance as of March 31, 2005	21	27	48
Second quarter 2005 payments	(5)	(6)	(11)
Balance as of June 30, 2005	16	21	37
Third quarter 2005 payments	(4)	(5)	(9)
Balance as of September 30, 2005	$12	$16	$28

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

The table below shows CIGNA’s restructuring activity (pre-tax) related to severance and real estate for this program:

(In millions)	Health Care/ Disability and Life*	Corporate	Total
Balance as of December 31, 2004:
Severance	$11	$9	$20
Real estate	8	1	9
	19	10	29
First quarter 2005 payments:
Severance	(6)	(6)	(12)
Real estate	(1)	—	(1)
Balance as of March 31, 2005	12	4	16

Second quarter 2005 payments:
Severance	(4)	(2)	(6)
Real estate	(1)	(1)	(2)
Balance as of June 30, 2005	7	1	8

Third quarter 2005 payments:
Severance	(1)	—	(1)
Real estate	(1)	—	(1)
Balance as of September 30, 2005	$5	$1	$6

Pension Liability

Through the nine months of 2005, CIGNA recorded an after-tax charge of $30 million to increase plan obligations, which resulted in a decrease to shareholders’ equity. This charge was primarily due to the annual update of plan census data.

During the third quarter of 2004, CIGNA amended its qualified domestic pension plan and remeasured plan assets and obligations. As a result, CIGNA increased equity by $21 million after-tax due to an increase in long-term interest rates (5.75% to 6.00%) used to determine the accumulated benefit obligation, partially offset by the effect of stock market depreciation on plan assets.

* Initial charge in the first quarter of 2004 included $2 million pre-tax in the Disability and Life segment.

For the nine months of 2004, as a result of the sale of the retirement benefits business, the operational effectiveness review, the annual update of plan census data and the plan amendment, CIGNA remeasured plan assets and obligations and recorded an after-tax charge, which decreased equity by $131 million. This charge was primarily due to a reduction in long-term interest rates (from 6.25% to 6.00%) used to determine the accumulated benefit obligation, as well as the update of plan census data, partially offset by the effect of stock market appreciation on plan assets.

CIGNA contributed approximately $545 million in 2005 as follows:

•	$105 million for minimum funding requirements for the domestic pension plan and for voluntary contributions to the international pension plans; and
•	$440 million for voluntary contributions to the domestic pension plan, which represent an acceleration of expected payments for minimum funding requirements in 2006 and 2007.

The decision to make voluntary contributions to the domestic pension plan was based upon the favorable economic impact the contributions will have on the funding status of CIGNA's pension plan, including the potential for reducing future additional funding requirements as well as reducing premiums to the Pension Benefit Guaranty Corporation.

Actual cash contributions made to the pension plans could vary significantly from the estimates of plan obligations based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable, and any regulatory changes to funding requirements.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s businesses include:

•	additional mandated benefits or services that increase costs without improving the quality of care;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional rules establishing the time periods for payment of health care provider claims that vary from state to state;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal laws, such as amendments to income tax laws, which could affect the taxation of employer provided benefits, and pension legislation, which could increase pension cost.

The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Distribution from policyholders’ surplus account. The American Jobs Creation Act of 2004 suspends, for a two-year period commencing January 1, 2005, the tax liability of stock life insurance companies on distributions from the policyholders’ surplus account. CIGNA's principal subsidiary distributed, with regulatory approval, the entire account balance of approximately $450 million to the parent company during the nine months of 2005 without incurring federal income tax.

Litigation and other legal matters. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals. A dispute with a representative of certain physicians over administration of the settlement with the physician class is likely to be resolved in early 2006.

Beginning in 2004, various regulators, including the New York and Connecticut Attorneys General, began investigating insurance broker compensation. Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements. CIGNA and some of its subsidiaries are included in one such lawsuit seeking injunctive relief against these types of contingent compensation arrangements. In addition, CIGNA is providing information about ULR in connection with an investigation by the U.S. Attorney’s Office for the Southern District of California. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office. Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including CIGNA and certain of its subsidiaries, asserting that contingent commissions are unlawful. CIGNA disagrees with the assertions against it in the lawsuits. In addition, early in 2005, a shareholder filed a derivative lawsuit against certain CIGNA directors and officers alleging breach of fiduciary duty based upon allegations similar to those contained in the ULR cases.

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

A purported class action lawsuit and a shareholder derivative lawsuit against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  These suits originated in 2002.  Separately, a court has granted final approval of a settlement agreement in a purported class action lawsuit against CIGNA and certain of its officers asserting violations of ERISA based on losses in investments in CIGNA stock by CIGNA 401(k) Plan participants.

Plaintiffs representing CIGNA Pension Plan participants who earned certain Plan benefits prior to 1998 filed a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, that these conditions are not adequately disclosed to Plan participants, and that the Plan’s cash balance formula discriminates against older employees.

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

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$2,513	$2,779	$7,556	$8,259
Net investment income	68	69	201	210
Other revenues	270	259	796	766
Segment revenues	2,851	3,107	8,553	9,235
Benefits and expenses	2,598	2,788	7,746	8,415
Income before taxes	253	319	807	820
Income taxes	89	113	279	287
Segment earnings	$164	$206	$528	$533
Realized investment gains, net of taxes	$3	$5	$6	$9
Special item (after-tax) included in segment earnings:
Cost reduction charge	$—	$—	$(14)	$(28)

The Health Care segment provides health care and related products and services. Key product lines include medical, pharmacy, behavioral health, dental benefits, and disease management. This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical accounts that continue to be managed by the health care business. CIGNA reports the results of this segment largely based on product lines.

Results

Segment earnings for the third quarter and nine months of 2005 include favorable prior year claim development ($25 million after-tax for the third quarter and $126 million after-tax for the nine months of 2005, compared with $25 million after-tax for the third quarter and $105 million after-tax for the nine months of 2004).

Excluding prior year claim development, segment earnings decreased for the third quarter and nine months of 2005 reflecting the effects of lower membership, partially offset by:

•	higher earnings in the experience-rated business reflecting favorable underwriting and medical management results;
•	lower operating expenses; and
•	strong specialty health care results.

Premiums and Fees

Health care segment premiums and fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Commercial HMO	$655	$807	$1,976	$2,465
Experience-rated medical	694	767	2,071	2,190
Dental	222	221	672	659
Medicare and Medicaid	73	73	213	220
Other medical	349	290	1,024	860
Life and other non-medical	102	159	310	429
Total premiums	2,095	2,317	6,266	6,823
Fees	418	462	1,290	1,436
Total premiums and fees	$2,513	$2,779	$7,556	$8,259

Premiums and fees decreased for the third quarter and nine months of 2005 primarily due to declining membership, partially offset by rate increases.

Benefits and Expenses

Health Care segment benefits and expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Medical claims expense	$1,579	$1,671	$4,633	$5,044
Other benefit expenses	85	141	276	425
Other operating expenses	934	976	2,837	2,946
Total benefits and expenses	$2,598	$2,788	$7,746	$8,415

Medical Membership

CIGNA's medical membership includes any person for whom CIGNA retains medical underwriting risk, who uses a CIGNA network for services covered under their medical coverage or for whom CIGNA administers medical claims. As of September 30, estimated medical membership was as follows:

(In thousands)	2005	2004
Guaranteed cost:
Commercial HMO	801	1,003
Medicare and Medicaid	32	35
Other	194	65
Experience-rated[1]	1,155	1,275
Service	6,884	7,535
Total medical membership	9,066	9,913

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

Offering products that meet emerging trends. CIGNA offers the CIGNA Choice FundSM, which is a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by CIGNA. During the third quarter of 2005, CIGNA acquired Choicelinx, a benefits technology and services company. This acquisition adds new technology capabilities necessary for offering personalized health care products and decision support tools to consumers. The CIGNATURESM suite of products, allows employers to choose the funding arrangement that is appropriate for the employer and level of medical management that is appropriate for their employee population.

In May 2005, CIGNA announced its strategic alliance with NationsHealth, Inc. (a distribution and services company) to jointly deliver Medicare Part D prescription drug plans. CIGNA received regulatory approval for its Medicare Part D prescription plan benefit program, which will take effect January 2006.

Improving medical membership results. CIGNA is working to improve medical membership with:

•	a diverse product portfolio that meets emerging consumer-directed trends;
•	consistent and responsive member service delivery;
•	competitive provider networks; and
•	strong clinical quality in medical, specialty health care and disability management;

and by continuing to implement the other operational improvements described below. Since 2004, CIGNA has formed several strategic alliances with regional health care companies and acquired Managed Care Consultants of Nevada in the third quarter of 2005. These strategic actions are designed to:

•	strengthen CIGNA's national provider network;

•	enhance CIGNA's ability to provide superior medical and disease management programs;
•	provide administrative ease for multi-state employers; and
•	grow membership in key geographies, as well as providing a basis for lowering medical costs.

CIGNA believes that its medical management model, focus on clinical quality and ability to integrate health and related benefit solutions position the company to improve membership results.

Lowering medical cost trend. CIGNA operates under a centralized medical management model, which helps facilitate consistent levels of care for its members and reduce infrastructure expenses.

CIGNA is further working to reduce its medical cost trend by managing unit medical costs more effectively. To help achieve this end, CIGNA continues to focus on renegotiating contracts with certain facilities to limit increases in medical reimbursement costs.

Continuing to deliver quality member service. Approximately 90% of health care members are served on a service and systems platform that was introduced in 2002. Surveys of new and existing customers who have moved to this new platform since 2003 suggest satisfaction rates in the mid-90% range. Migration to this new platform will continue through 2006.

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

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$508	$479	$1,517	$1,425
Net investment income	67	62	199	186
Other revenues	49	53	150	153
Segment revenues	624	594	1,866	1,764
Benefits and expenses	544	534	1,620	1,585
Income before taxes	80	60	246	179
Income taxes	23	19	71	51
Segment earnings	$57	$41	$175	$128
Realized investment gains, net of taxes	$1	$3	$3	$4
Special item (after-tax) included in segment earnings:
Cost reduction charge	$—	$—	$—	$(1)

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life segment earnings increased for the third quarter and nine months of 2005, compared with the same periods last year, primarily reflecting:

•	favorable mortality experience and lower expenses in the life insurance business;
•	improved results in the accident and specialty businesses; and
•	continued solid disability earnings.

Premiums and Fees

Premiums and fees increased for the third quarter and nine months of 2005, compared with the same periods last year, primarily reflecting higher new business and strong customer retention in both life and disability products.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$316	$254	$923	$745
Net investment income	18	16	50	42
Other revenues	—	(2)	(3)	3
Segment revenues	334	268	970	790
Benefits and expenses	298	233	858	701
Income before taxes	36	35	112	89
Income taxes	12	12	26	31
Segment earnings	$24	$23	$86	$58
Realized investment gains, net of taxes	$—	$—	$—	$1
Special item (after-tax) included in segment earnings:
IRS tax settlement	$—	$—	$7	$—

Results

Excluding the special item noted above, International segment earnings increased for the third quarter and nine months of 2005, compared with the same periods last year, primarily due to revenue growth in the life, accident and health insurance business, particularly, in South Korea.

The nine months of 2005 also reflect earnings growth in the expatriate employee benefits business as well as favorable tax related items.

Premiums and Fees

Premiums and fees increased for the third quarter and nine months of 2005, compared with the same periods last year, reflecting:

•	new sales growth and improved customer retention in the life, accident and health insurance operations, particularly in South Korea; and
•	higher premiums and fees for the expatriate employee benefits business resulting from membership growth.

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

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$—	$59	$1	$175
Net investment income	34	53	106	424
Other revenues	13	135	337	347
Segment revenues	47	247	444	946
Benefits and expenses	41	114	130	741
Income before taxes	6	133	314	205
Income taxes	4	43	114	59
Segment earnings	$2	$90	$200	$146
Realized investment gains, net of taxes	$—	$1	$7	$268
Special items (after-tax) included in segment earnings:
Accelerated recognition of deferred gain on sale of retirement benefits business	$2	$79	$200	$79
Net charge associated with a modified coinsurance arrangement	$—	$(9)	$(8)	$(9)
Effect of new accounting pronouncement (see Note 2 to the Financial Statements)	$—	$—	$—	$(11)

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	results of modified coinsurance arrangements;
•	expenses associated with the run-off of this business; and
•	results of the retirement benefits business prior to the April 2004 sale.

Upon completing the sale of the retirement benefits business on April 1, 2004, net investment income represents amounts associated with the portion of the retirement benefits business reinsured under modified coinsurance arrangements and are offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings include the special items noted in the table above. Excluding these items, segment earnings decreased for the third quarter of 2005, compared with the same period last year, due to lower normal deferred gain amortization reflecting significant acceleration of gain in previous quarters. This acceleration was triggered by transfers of underlying contracts to the buyer of the retirement benefits business. Segment earnings decreased for the nine months of 2005 reflecting the absence of earnings after the sale of this business in 2004 and lower normal deferred gain amortization.

Other Revenues

Other revenues include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, pre-tax)	2005	2004	2005	2004
Normal deferred gain amortization	$3	$28	$21	$57
Accelerated deferred gain amortization	$10	$122	$315	$126*
Changes in fair value of securities supporting experience-rated pension policyholder contracts	$-	$-	$-	$165
*Of this amount, $122 million is noted as a special item.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$20	$16	$65	$56
Net investment income	25	22	73	70
Other revenues	(45)	34	(28)	(24)
Segment revenues	—	72	110	102
Benefits and expenses	1	125	146	183
Loss before income tax benefits	(1)	(53)	(36)	(81)
Income taxes (benefits)	2	1	(7)	(4)
Segment loss	$(3)	$(54)	$(29)	$(77)
Realized investment gains, net of taxes	$1	$2	$2	$—

Results

Segment loss for Run-off Reinsurance for the third quarter and nine months of 2005, compared with the same periods last year, reflects lower reserve increases for personal accident and workers’ compensation lines of business.

The nine months of 2005 also reflect:

•	settlements with reinsurers for amounts greater than the net recorded amount; and
•	the absence of a charge recorded in 2004 related to credit risk.

These factors were partially offset by an after-tax charge of $11 million in the first quarter of 2005 to increase reserves for guaranteed minimum death benefit contracts (see below).

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

Other revenues included pre-tax losses of $45 million for the third quarter and $28 million for the nine months of 2005, compared with pre-tax gains of $33 million for the third quarter and pre-tax losses of $27 million for the nine months of 2004 from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses. The notional amount of the futures contract positions held by CIGNA at September 30, 2005 was $1.2 billion.

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

The determination of reserves for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 22 of CIGNA’s 2004 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions and other considerations (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. During the first quarter of 2005, CIGNA completed its normal quarterly review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflects updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. See Note 6 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of approximately $1.0 billion as of September 30, 2005 and December 31, 2004.

As of September 30, 2005, the aggregate fair value of the underlying mutual fund investments was approximately $41.5 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.1 million contractholders had died on that date) was approximately $7.5 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2004 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 40 for further information.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as reserves associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2005, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Premiums and fees	$24	$31	$89	$94
Net investment income	110	114	336	358
Other revenues	23	35	76	124
Segment revenues	157	180	501	576
Benefits and expenses	121	145	376	485
Income before taxes	36	35	125	91
Income taxes	11	12	30	32
Segment earnings	$25	$23	$95	$59
Realized investment gains (losses), net of taxes	$1	$(3)	$—	$9
Special item (after-tax) included in segment earnings:
IRS tax settlement	$—	$—	$11	$—

Other Operations consist of:

•	gain recognition related to the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding);
•	settlement annuity business; and
•	certain investment management services (a significant portion of which was sold during the fourth quarter of 2004).

Results

Excluding the special item noted above, segment earnings for Other Operations for the third quarter and nine months of 2005, compared to the same periods last year, reflect the absence of an adjustment recorded in 2004 related to participating corporate life insurance policies.

The nine months of 2005 also reflect:

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Segment loss	$(16)	$(29)	$(7)	$(119)
Special items (after-tax) included in segment loss:
IRS tax settlement	$—	$—	$63	$—
Cost reduction charge	$—	$—	$(19)	$(20)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Excluding the special items noted above, the reduced loss for the third quarter and nine months of 2005, compared with the same periods last year reflects:

•	lower stock compensation expense due to fewer awards in 2005 and accelerated vesting in 2004 and;
•	an additional tax benefit of $7 million related to the completion of a federal tax audit.

The nine months of 2005 also reflect lower stock compensation expense due to higher forfeitures and the absence of:

•	overhead costs included in 2004 associated with the sold retirement benefits business; and
•	costs recorded in 2004 associated with retiring $76 million of long-term debt.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY (In millions)	Nine Months Ended September 30, 2005
Income tax benefits:
Property and Casualty insurance business	$287
Brazilian Health Care operations	62
Income from discontinued operations	$349

Income from discontinued operations represents tax benefits recognized in the second quarter of 2005 from past divestitures. See page 22 for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of liquidity in its investment portfolio;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from continuing operations for the nine months ended September 30, are as follows:

(In millions)	2005	2004
Operating activities	$253	$1,204
Investing activities	$(277)	$1,657
Financing activities	$(1,246)	$(1,328)

Cash and cash equivalents decreased $1.3 billion as of September 30, 2005 and increased $1.5 billion as of the same period in 2004. Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2005:

•	The change in cash flows from operating activities was affected by the following significant items in 2005 and 2004:
▪
2004 net proceeds from sales and maturities of securities supporting experience-rated pension policyholder contracts of $1.0 billion. Such proceeds were used to fund most of the 2004 withdrawals from contractholder deposit funds discussed below under financing;

▪	2005 voluntary pension contributions of $440 million; and
▪	Lower tax payments in 2005 compared with 2004 of $325 million, primarily due to the taxes paid in 2004 related to the sale of the retirement benefits business.
Excluding these items, cash flow from operating activities increased, as the decline in cash revenues received in 2005 resulting from membership losses in the health care operations were more than offset by lower paid benefit expenses and lower operating expenses.
•	Cash used in investing activities primarily consisted of net purchases of investments ($227 million) and net purchases of property and equipment ($32 million).
•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock ($1.0 billion), net withdrawals from contractholder deposit funds ($284 million) and change in cash overdraft position ($219 million), partially offset by proceeds from issuances of common stock under CIGNA's stock plans ($301 million).

2004:

•
Cash provided by investing activities primarily consisted of proceeds from the sale of the retirement benefits business of $2.1 billion, partially offset by net purchases of investments ($390 million) and property and equipment ($32 million).

•
Cash used in financing activities consisted primarily of repurchases of and payments of dividends on common stock ($580 million), net withdrawals from contractholder deposit funds ($673 million), repayment of debt ($76 million), and change in cash overdraft position ($23 million).

Interest Expense

Interest expense was $26 million for the third quarter and $79 million for the nine months of 2005, and $26 million for the third quarter and $81 million for the nine months of 2004.

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

CIGNA has sufficient capital resources to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries;
•	consider acquisitions that are strategically and economically advantageous; and
•	return capital to investors through share repurchase.

CIGNA maintains a share repurchase program. From January 1, 2005 through November 2, 2005, CIGNA repurchased 11.5 million shares through this program at an average price of $102.62 per share for an aggregate cost of $1.2 billion. On October 26, 2005, CIGNA's Board of Directors increased the share repurchase authorization by an additional $500 million. The total remaining authorization as of November 2, 2005, was $698 million. See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the third quarter ended September 30, 2005.

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

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient liquidity to meet its obligations including to:

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

See page 27 for information on the accelerated contributions in 2005 to CIGNA's pension plans.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of November 2, 2005, the ratings of CIGNA and CG Life (CIGNA's principal subsidiary) were as follows:

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

CIGNA guarantees that separate account assets will be sufficient to pay certain retiree and life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or the affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2005, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.1 billion as of September 30, 2005. As of September 30, 2005, approximately 80% of these guarantees were associated with the sold retirement benefits business and reinsured by the affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of September 30, 2005.

CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. This guaranteed benefit obligation was $36 million as of September 30, 2005. CIGNA had no additional liabilities for these guarantees as of September 30, 2005.

Other financial guarantees. CIGNA had indemnification obligations to lenders up to $331 million as of September 30, 2005 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2005.

To increase investment returns through credit exposure, CIGNA guaranteed principal payments for groups of investment grade corporate debt issuers by entering Dow Jones indexed credit default swaps with notional amounts of $290 million as of September 30, 2005. Under these contracts, CIGNA receives periodic fees to provide future payment if an issuer of an underlying corporate bond defaults on scheduled payments or files for bankruptcy through 2010. If a default or bankruptcy occurs, CIGNA will make payment for par value of the underlying corporate bond and may subsequently sell or hold that bond as an invested asset. CIGNA has recorded liabilities of less than $1 million for the fair value of these indexed credit default swaps as of September 30, 2005.

As of September 30, 2005, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire in 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $3 million as of September 30, 2005.

CIGNA guaranteed construction loans of $24 million as of September 30, 2005, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of September 30, 2005.

CIGNA had indemnification obligations as of September 30, 2005, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these guarantees, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2005.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using worst-case assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefits; and
•	All annuitants elected to receive their benefit on the first available date (2005 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2005 value of $3.3 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.4 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which cover 55% of the exposures on these contracts.

As of September 30, 2005, CIGNA had liabilities of $78 million related to these contracts and amounts recoverable from reinsurers of $43 million. CIGNA had an additional liability of $39 million associated with the cost of reinsurance as of September 30, 2005. As of December 31, 2004, CIGNA had liabilities of $71 million related to these contracts and amounts recoverable from reinsurers of $39 million. CIGNA had an additional liability of $41 million associated with the cost of reinsurance as of December 31, 2004. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. As of September 30, 2005, CIGNA's contractual obligations included commitments to:

•	purchase $91 million of fixed maturities;
•	extend credit under commercial mortgage loans agreements of $360 million, most of which were at a fixed market rate of interest; and
•	contribute $350 million to real estate joint ventures and security partnerships.

CIGNA expects to disburse approximately $475 million of these committed amounts in the fourth quarter of 2005.

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

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage-backed and other asset-backed securities and certain redeemable preferred stocks.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. This resulted in lower net income of $1 million for the third quarter and $5 million for the nine months of 2005, compared to $3 million for the third quarter and $10 million for the nine months of 2004. These amounts would have been recorded if interest on problem investments had been recognized in accordance with the original terms of these investments.

The following table shows problem and potential problem investments, net of valuation reserves and write-downs:

(In millions)	September 30, 2005	December 31, 2004
Problem bonds	$16	$37
Potential problem bonds	$34	$44
Problem mortgage loans	$10	$65
Potential problem mortgage loans	$53	$72
Foreclosed real estate	$11	$10

Foreclosed real estate represents an investment in a real estate joint venture classified in other long-term investments.

Summary

CIGNA recorded $8 million after-tax for the nine months of 2005, compared to $9 million after-tax for the third quarter and $20 million after-tax for the nine months of 2004 in realized investment losses for investment asset write-downs and changes in valuation reserves.

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

CIGNA uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. At September 30, 2005, futures were used to reduce exposure to various domestic and foreign equity indices (the S&P 500, Russell 2000, NASDAQ, TOPIX, FTSE 100 and euro STOXX 50)

as well as to the British pound, euro and Japanese yen. The hypothetical effect of a 10% increase in domestic and foreign equity indices and a 10% weakening in the U.S. dollar to the British pound, euro and Japanese yen would have been a decrease of approximately $110 million in the fair value of the futures contracts outstanding under this program as of September 30, 2005. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

In addition, CIGNA reports the effects of an embedded derivative under a modified coinsurance arrangement that transfers to the buyer of the retirement benefits business certain unrealized changes in fair value due to interest rate and credit risks of the underlying invested assets, primarily fixed maturities and mortgage loans. As of September 30, 2005, a hypothetical 100 basis point decline in interest rates would decrease net income by approximately $40 million for the effects of this embedded derivative. A hypothetical 200 basis point decline in interest rates would decrease net income by approximately $130 million for the effect of this embedded derivative. Associated increases in the fair values of the underlying fixed maturities would be reflected in shareholders’ equity.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 34) or income benefit contracts (see page 40); and
•	minimum pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, CIGNA’s restructuring programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA’s full years 2005 and 2006 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increased medical costs that are higher than anticipated in establishing premium rates in CIGNA’s health care operations, including increased use and costs of medical services;
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see Employee benefits regulation on page 27 for more information);

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
5.
risks associated with pending and potential state and federal class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging CIGNA’s businesses and the outcome of pending government proceedings;

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

15.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA’s operations and investments;
16.	changes in federal laws, such as amendments to income tax laws, which could affect the taxation of employer provided benefits, and pension legislation, which could increase pension cost;
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

In its Form 10-K for the year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005, CIGNA described In re CIGNA Corp. ERISA Litigation.  In September 2005, the court granted final approval of a settlement agreement that resolves for CIGNA defendants and the plaintiffs all claims reflected in the litigation.

In its Form 10-K for the year ended December 31, 2004 and its Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, CIGNA described various litigation brought in conjunction with compensation, including commissions, paid to brokers. CIGNA received a subpoena in October, 2005 and is providing information about broker Universal Life Resources to the U.S. Attorney’s Office for the Southern District of California.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended September 30, 2005:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2005	594,883	$108.74	589,600	$227,111,373
August 1-31, 2005	1,485,933	$113.28	1,479,500	$559,519,832
September 1-30, 2005	2,036,322	$114.69	2,031,400	$326,382,998
Total	4,117,138	$113.32	4,100,500	N/A
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 5,283 shares in July, 6,433 shares in August, and 4,922 shares in September.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $326 million as of September 30, 2005 and $698 million as of November 2, 2005.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.	Exhibits

(a)	See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date: November 2, 2005

Exhibit Index

Number	Description	Method of Filing

12	Computation of Ratio of Earnings	Filed herewith.
to Fixed Charges

31.1	Certification of Chief Executive Officer	Filed herewith.
of CIGNA Corporation pursuant to
Rule 13a-14(a) or Rule 15d-14(a)
of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer	Filed herewith.
of CIGNA Corporation pursuant to
Rule 13a-14(a) or Rule 15d-14(a)
of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer	Furnished herewith.
of CIGNA Corporation pursuant to Rule
13a-14(b) or Rule 15d-14(b) and 18
U.S.C. Section 1350

32.2	Certification of Chief Financial Officer	Furnished herewith.
of CIGNA Corporation pursuant to Rule
13a-14(b) or Rule 15d-14(b) and 18
U.S.C. Section 1350

E-1