Form 10-K
period 2005-12-31
CIGNA CORP
filed 2006-02-23
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
________________
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission file number 1-8323
CIGNA Corporation
(Exact name of registrant as specified in its charter)
________________
Delaware	06-1059331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Liberty Place, Philadelphia, Pennsylvania	19192
(Address of principal executive offices)	(Zip Code)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X   No __.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __  No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]     Accelerated filer [ ]     Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes _ No X.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $13.4 billion.

As of January 31, 2006, 121,068,516 shares of the registrant’s Common Stock were outstanding.

Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2005. Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 24, 2006.

TABLE OF CONTENTS

Page
PART I

PART I

Item 1. BUSINESS

A. Description of Business

CIGNA Corporation had consolidated shareholders’ equity of $5.4 billion and assets of $44.9 billion as of December 31, 2005, and revenues of $16.7 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned health care and related benefits organizations in the United States. Its subsidiaries are major providers of health care and related benefits offered through the workplace, including health care products and services, and group disability, life and accident insurance, and disability and workers’ compensation case management and related services. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this document.

CIGNA’s revenues are derived principally from premiums, fees, other revenues and investment income. The financial results of CIGNA’s businesses are reported in the following segments, as shown:

•	Health Care Segment

•	Disability and Life Segment

•	International Segment

•	Run-off Reinsurance Segment

•	Run-off Retirement consists of:

•	gain recognition from the 2004 sale of the retirement benefits business;
•	net results of modified coinsurance arrangements;
•	expenses associated with the run-off of the business; and
•	results of the retirement benefits business prior to the sale of the business on April 1, 2004.

•	Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding);
•	settlement annuity business; and
•	certain investment management services (a significant portion of which were sold in 2004).

Investment results produced by CIGNA Investments on behalf of CIGNA’s insurance operations are reported in each segment.

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

B.    Financial Information about Industry Segments

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior years’ financial information to conform to the 2005 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 2004, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

Financial data for each of CIGNA’s business segments is set forth in Note 19 to the Financial Statements included in CIGNA’s 2005 Annual Report.

C.    Health Care

CIGNA’s Health Care operations offer insured and self-funded medical, dental, behavioral health, prescription drug and other products and services that integrate to support the delivery of consumerism and health advocacy solutions. These operations also provide disability and life insurance products which were historically sold in connection with certain experience-rated medical products and continue to be managed by CIGNA’s health care business. These products and services are provided by subsidiaries of CIGNA Corporation.

Industry and Strategic Overview

CIGNA believes that the health care business model is evolving to one that focuses more directly on the health care consumer. Consumerism is designed to help individuals be better consumers of health care by providing them the information, support tools, health advocacy and incentives to make more efficient and better informed health care decisions. CIGNA believes that engaging consumers more closely in health care decisions can result in improved health care outcomes and take unnecessary costs out of the system.

Consumerism represents a transition from a cost-based business model to a value-based model, under which CIGNA seeks to provide transparency about provider quality and cost, customer support tools and services, and health advocacy support, to assist consumers in making decisions regarding their health care.

CIGNA has developed products, educational resources and customer support tools for consumers and initial capabilities to improve the quality and transparency of information to employers about the health needs of their plan participants, intended ultimately, to assist consumers in making more informed choices regarding their health care and achieve better health outcomes. The shift in the business model toward consumerism is in the early stages, and CIGNA believes that its capabilities in consumerism, health advocacy and the ability to provide useful information to consumers and employers position CIGNA to meet the emerging trend.

CIGNA continually evaluates acquisitions and other transactions that present opportunities to enhance its product capabilities and provide a basis for lower medical costs. As part of that strategy, in 2005 CIGNA:

•	acquired Choicelinx®, a consumer focused benefits and services company to further strengthen its capabilities in consumerism and health advocacy;

•	acquired Managed Care Consultants to strengthen its provider network in Nevada;

•	formed marketing affiliations with Health Alliance Plan in Michigan and Tufts Health Plan in Massachusetts and Rhode Island, designed to offer national products in these and other states; and

•	formed a strategic alliance with NationsHealth, Inc. to actively market CIGNATURE RxSM, its Medicare Part D program.

Principal Products

The customers of CIGNA’s Health Care operations range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, governmental entities and other groups. Products are marketed in all 50 states, the District of Columbia and Puerto Rico.

Products and Services

Medical

CIGNA provides a wide array of products and services to meet the needs of employers and other groups sponsoring health benefit plans and the employees and dependents participating in these plans, including consumer directed health plans,  health maintenance organizations (“HMOs”), network only (“Network”) and point-of-service (“POS”) medical plans, preferred provider plans (“PPOs”), and traditional medical indemnity coverage. CIGNA offers a modular product portfolio, including CIGNATURE® CareAlliesSM and CIGNA Choice FundSM Solutions that offers a choice of benefits network and various funding, medical management, consumerism and health advocacy options for employers and consumers. CareAllies provides medical management, disease management, and health advocacy services to large, complex plan sponsors that allow their employees to choose from among multiple health care vendors. CareAllies offers a consistent set of services to address the clinical and administrative inconsistencies that are inherent in the multi-vendor approach.

As a means to improve health outcomes and take unnecessary costs out of the system, it is CIGNA's goal to provide customers that purchase more than one product, which might include any combination of medical, dental, behavioral health, pharmacy and medical care management, with: (1) a holistic and integrated approach towards members' health that promotes consistent case management; and (2) the integration of health care information through predictive modeling and other tools, to provide targeted outreach and health advocacy by CIGNA's clinical professionals to members.

CIGNA also is developing tools to assist employers in choosing product designs to achieve better health outcomes for their plan participants. For example, CIGNA’s Hi Score® tool aggregates employee plan participant data (not identifiable by individual) in four categories: frequency and type of health care services provided; level of employee engagement in their health care decisions; effectiveness of existing incentives in meeting employee population objectives; and opportunities for outreach to employees. Hi Score ranks the employer in each of these categories to show the employer’s current performance compared to the original baseline and the employer’s industry peer group with the goal of enabling employers to modify actions to potentially improve employee health outcomes and, consequently, cost trends.

Consumer Directed Health Plans. CIGNA offers customers the CIGNA Choice Fund suite of consumer directed health plan products. The CIGNA Choice Fund includes health reimbursement account (“HRA”) and health savings account (“HSA”) options, both enabled by federal law. The HRA combines flexible benefit plan designs and the ability of employers to allow roll over reimbursement accounts from year to year with enhanced decision support tools and consumer incentive programs. The HSA combines a high deductible payment feature for the health plan with a tax-preferred account offering mutual fund or other savings investment options. Funds in the HSA can be used to pay the deductible and for other eligible tax-deductible medical expenses.

HMOs. HMOs are required by law to provide coverage for all basic health services. They use various tools to facilitate the appropriate utilization of health care services by members and providers and control unit costs through provider contracts. Members typically choose a primary care physician from CIGNA’s provider network. Primary care physicians are responsible for the member’s primary medical and preventive care. Members may be required to obtain referrals from their primary care physicians to receive covered non-emergency services from participating specialists or facilities. CIGNA also offers an open access HMO product that allows members to obtain covered services from non-participating providers and without the requirement of a referral from the primary care physician.

Other than CIGNA HealthCare of Arizona, Inc., a staff model HMO which employs some physicians and other providers, all CIGNA HMOs are individual practice association models utilizing networks of independent physicians, hospitals and other health care providers that have directly or indirectly contracted with the HMO.

As of December 31, 2005, CIGNA’s HMO networks included approximately 258,000 physicians and 2,000 hospitals.

Currently, many contracted providers are compensated by CIGNA on a discounted fee-for-service or other service-specific basis (such as hospital per diems or case rates) for covered health care services provided to the members. Certain participating providers agree to provide covered services in consideration for receiving a monthly predetermined fee (capitation) from CIGNA. Capitation arrangements shift some of the financial risk from CIGNA to the providers.

In some cases, capitated providers subcontract with other providers for certain health care services. In the event that the capitated provider is paid but fails to pay its subcontracted providers, the subcontracted providers or regulators may look to CIGNA for payment. CIGNA may, in some cases, voluntarily make additional payments directly to the subcontracted providers to ensure continuity of care to its members through the provider network. A few states have adopted laws or regulations requiring payment to subcontracted providers in this situation. CIGNA typically requires a satisfactory letter of credit or other financial guarantee from the capitated provider entity to protect CIGNA from this possible exposure, although not all capitated arrangements have this protection.

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

Network, POS and PPO Medical Products. CIGNA offers Network products that cover non-emergency services provided only by CIGNA participating providers and emergency services provided by participating and non-participating providers. CIGNA also offers POS medical plans that cover health care services provided by participating and non-participating health care providers. This allows participants to determine at the “point of service” whether to obtain covered services from a CIGNA participating provider (“In-Network” services) or from a non-participating provider (“Out-of-Network” services). Participants in POS plans generally pay a fixed co-payment or co-insurance amount for In-Network covered services. Reimbursement for Out-of-Network covered services is subject to deductibles and coinsurance, which result in a higher cost to participants than In-Network services. CIGNA offers POS products that allow access to In-Network specialty care without the requirement of a referral from the primary care physician.

CIGNA also offers PPO plans. PPO plans are similar to POS plans except that participants are required to pay coinsurance (a percentage of the charge) for both In-Network and Out-of-Network covered services. The participant’s coinsurance obligation is greater for Out-of-Network services.

Some of CIGNA’s POS products require that the participant receive a referral from a primary care physician participating in the CIGNA provider network for coverage of non-emergency specialty care services. Under this product, the participant selects a primary care physician and the higher In-Network reimbursement for specialty care services is available only if the participant has a referral from his or her primary care physician to a specialty care provider in the CIGNA network.

As of December 31, 2005, CIGNA's Network, POS and PPO networks included approximately 843,000 physicians and 7,900 hospitals.

Traditional Medical Indemnity Products. Traditional medical indemnity products provide reimbursement for covered services without regard to whether the provider of the covered service participates in the CIGNA provider network. Participants are responsible for sharing in the cost of their care by paying deductibles and coinsurance, subject to annual out-of-pocket maximums. Some traditional indemnity products utilize CIGNA's network of participating providers. Patients covered under these plans have an economic incentive to use the CIGNA participating providers because their coinsurance is based upon the providers’ discounted charge.

CIGNA HealthCare of Arizona, Inc. is also a participating provider in the fee-for-service Medicare program, furnishing outpatient care to Medicare beneficiaries. Reimbursement for inpatient and outpatient services is made by CMS pursuant to laws and regulations governing the Medicare program. Currently, CMS reimburses outpatient services in accordance with payment classification groups based on historical cost information filed by CIGNA HealthCare of Arizona, Inc.

Dental

CIGNA offers a variety of dental care products including managed care, PPO and traditional indemnity products. Customers can purchase CIGNA dental products as stand alone products or integrated with CIGNA medical products. Customers have access to live service representatives and 24 hour on-line assistance through CIGNA's secure member website, myCIGNA.com.

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

CIGNA also offers dental PPO products similar to the medical PPO products described above. As of December 31, 2005, CIGNA’s national dental PPO network had approximately 70,200 participating dentists.

Traditional dental indemnity products also operate in a manner consistent with that described with respect to medical indemnity products, above.

Behavioral Health

CIGNA provides behavioral health care benefit products, behavioral health care management, employee assistance programs, and work/life programs to employer sponsored benefit plans, HMOs, governmental entities and disability insurers. CIGNA focuses on integrating its programs and services to provide the consumer with customized, holistic care through such products as:

•	Custom Network Solutions, introduced on January 1, 2006, that give employers the ability to select four different provider network options to meet the specific needs of their plan participants; and

•
customized on-line self-assessment and help tools for a variety of concerns, including stress, grief, relationship issues and depression that connect consumers to a telephonic or face-to-face counselor as appropriate.

As of December 31, 2005, CIGNA's behavioral care national network had approximately 40,000 independent psychiatrists, psychologists and clinical social workers and approximately 5,000 facilities and clinics that are paid on a contracted fee-for-service basis.

Pharmacy

CIGNA offers prescription drug coverage plans both on a stand alone basis as well as in conjunction with its medical products described above. CIGNA has a nationwide network of contracted pharmacies that it utilizes in connection with its HMO, Network, POS and PPO products. In addition, CIGNA provides managed pharmacy benefit programs in connection with its HMO and POS products.

CIGNA also offers mail order, telephone and on-line pharmaceutical fulfillment services through its CIGNA Tel-Drug® operation. In addition, CIGNA has developed on-line decision support tools to provide consumers with information to make their pharmacy-related decisions. The tools include:

•
a prescription drug price comparison tool that gives members price comparisons on branded and generic drugs from pharmacy retailers and mail order, showing out-of-pocket as well as the total anticipated costs, of the prescription;

•	DrugCompare and Medication Library where members can obtain detailed information and comparisons of medications; and

•	Prescription Claim History Tool, which enables consumers to see their combined retail and home delivery prescription history to help plan for potential out-of-pocket costs.

CIGNATURE Rx. In 2005, CIGNA introduced CIGNATURE Rx, its Medicare Part D prescription drug program, which provides a number of plan options as well as service and information support. CIGNATURE Rx is provided in alliance with NationsHealth, Inc. and combines CIGNA's pharmacy product capabilities with NationsHealth’s service and distribution capabilities. CIGNATURE Rx is available in all 50 states and the District of Columbia.

Care Management

CIGNA strives to help consumers make more informed health care decisions by providing a number of care management and health advocacy programs and information support tools that are designed to help improve health and cost outcomes. Some of these include:

•	early intervention by CIGNA's network of over 3,000 clinical professionals;

•	targeted outreach using CIGNA's predictive modeling capabilities through tools such as the CIGNA Health Advisor Portal;

•	the integration of medical and specialty (pharmacy, dental and behavioral) care to help with consistent case management; and

•
disease management programs, including CIGNA Well Aware for Better Health® focusing on chronic conditions such as asthma, diabetes, heart disease and low back pain as well as programs introduced in 2005 focusing on depression, high risk obesity, weight loss and smoking cessation.

CIGNA has developed a range of consumer decision support tools including:

•	MyCIGNA.com, CIGNA’s consumer Internet portal. The portal is personalized to each member’s CIGNA medical, dental and pharmacy plan information; and

•	a number of interactive online cost and quality information tools that compare hospital quality and efficiency information, prescription drug choices and, beginning in 2006, average price range and member-specific estimates for average out-of-pocket costs for certain medical procedures.

Quality Outcomes

CIGNA's commitment to promoting quality care is reflected in a variety of activities, including: the development of the CIGNA Care Network®, described below; the credentialing of medical providers and facilities that participate in CIGNA's managed care and PPO networks, using quality criteria which meet or exceed external accreditation or state regulatory agency standards, or both; a national externally accredited Quality Program, that includes clinical interventions and quality measurement; and participation in industry initiatives that provide hospital and physician profiling information to members for more educated decision making.

CIGNA Care Network. CIGNA Care Network is a benefit design option available January 1, 2006, for CIGNA plans in 16 service areas across the country. CIGNA Care Network is a subset of participating physicians in certain specialties who are designated as CIGNA Care Network providers based on specific quality and efficiency selection criteria. Consumers pay reduced co-payments for choosing a specialist designated as a CIGNA Care Network provider. This encourages consumers to select a physician identified for participation in the CIGNA Care Network based on quality and efficiency measures. CIGNA participating specialists are evaluated annually for inclusion in the CIGNA Care Network.

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

As of December 31, 2005, 88% of CIGNA’s U.S. plan locations are NCQA accredited and, as of January, 2006, 100% of these accredited plans have received Excellent or Commendable accreditation for HMO and POS products.

HEDIS® Measures. In addition, CIGNA participates in NCQA’s Health Plan Employer Data and Information Set (HEDIS) Quality Compass Report. HEDIS Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care organization clinical programs. CIGNA’s national results compare favorably to industry averages.

Distribution and Markets

CIGNA has organized the sales and distribution of its products in the following segments:

•	national accounts, which are multi-site employers with more than 5,000 employees;

•	middle market, generally defined as multi-site employers with more than 200 but fewer than 5,000 employees;

•	small business, which includes employers with 2 to 200 employees;

•	government, which includes employees in federal, state and local governments, primary and secondary schools, and colleges and universities;

•	Taft-Hartley, which includes members covered by union trust funds; and

•	seniors, which focuses on the health care needs of individuals 55 years and older.

CIGNA employs group sales representatives to distribute the products and services of this segment through insurance brokers, insurance consultants and directly to employers. CIGNA also employs representatives to sell medical cost containment, managed behavioral health care and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2005, the field sales force for the products and services of this segment consisted of approximately 525 sales representatives in 85 field locations.

CIGNA believes that the health care consumer will play an increasingly important role in the health care product purchasing process and has developed MyCignaPlans.com as a tool to facilitate this change. MyCignaPlans.com allows prospective members to access its website before enrolling to compare plan coverage and pricing options based on a variety of factors. The application gives consumers information on the total health care cost to them and their employer.

Funding Arrangements

The segment’s health care products and services are offered through guaranteed cost, retrospectively experience-rated, administrative services only (“ASO”) and minimum premium funding arrangements.

Under guaranteed cost funding arrangements, CIGNA charges a fixed premium and bears the risk for claims and costs in excess of the premium.

Under retrospectively experience-rated funding arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period. CIGNA generally bears the risk for costs incurred in excess of premiums, but has the potential to recover this deficit from future policyholder renewal premiums. For additional discussion, see “Pricing, Reserves and Reinsurance” below.

Under ASO funding arrangements, the employer or other plan sponsor self-funds all of its claims, and they assume the risk for claim costs incurred. CIGNA makes available to ASO plans its participating provider network and typically provides claims processing and other services and programs, including: health quality assurance, utilization management, cost containment, health advocacy, 24-hour help line, case management, disease management, pharmacy benefit management, behavioral health care management services (through its provider networks), or a combination of the above, in exchange for administrative service fees. The employer/plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total or for specific types of claims or both.

Minimum premium funding arrangements combine insurance protection with an element of self-funding. The policyholder assumes the risk for, and self-funds, claim costs up to a predetermined aggregate, maximum amount, and CIGNA bears the risk for claim costs incurred in excess of that amount. CIGNA has the potential to recover this deficit balance from future policyholder renewal premiums. Accordingly, minimum premium funding arrangements have a risk profile similar to retrospectively experience-rated funding arrangements.

Pricing, Reserves and Reinsurance

Premiums and fees charged for most insured health care products and for disability and life insurance products are generally set in advance of the policy period and are guaranteed for one year.

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

In addition to paying current benefits and expenses under insurance policies and HMO service agreements, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Also, liabilities are established for estimated experience refunds based on the results of retrospectively experience-rated policies and applicable contract terms.

As of December 31, 2005, approximately $1.4 billion, or 62% of the reserves of this segment comprise liabilities that are likely to be paid within one year, primarily for medical and dental claims, as well as certain group disability and life insurance claims. Of the reserve amount expected to be paid within one year, $320 million relates to amounts recoverable from certain ASO customers and from minimum premium policyholders, and is offset by a receivable. The remaining reserves are primarily short term with a long tail and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors and contract holder deposit funds.

CIGNA credits interest on fund balances to retrospectively experience-rated policyholders through rates that are set at CIGNA’s discretion taking investment performance and market rates into consideration. Generally, for interest-crediting rates set at CIGNA’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2005, the rates of interest credited ranged from 2.75% to 4.32%, with a weighted average rate of 3.30%.

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

Competition

The health care businesses described in this segment are subject to intense competition. Recent industry consolidation has intensified an already competitive business environment. While no one competitor or small number of competitors dominates the health care market, CIGNA expects a continuing trend of consolidation in the industry with the emergence of consumerism intensifying this development.

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

The principal competitive factors that affect this segment are quality of service; scope, cost-effectiveness and quality of provider networks; effectiveness of medical care management; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. In addition, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” in Section K beginning on page 25.

CIGNA believes that its national scope, integrated approach to consumerism, product breadth, clinical care and medical management capabilities and funding options are strategic competitive advantages. These advantages allow CIGNA to respond to the diverse needs of its customer base in each market in which it operates.

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

Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology that allow consumers to take a more active role in the management of their health. This is accomplished primarily through financial incentives and access to enhanced medical quality data. Management believes that it has the capabilities and appropriate strategy to allow it to compete against both the traditional and new competitors.

The effective use of web-based information tools and technology are critical to success in the health care industry, and CIGNA believes they will be competitive differentiators.

Financial information about the Health Care segment is presented in the MD&A section and Note 19 to CIGNA's 2005 Financial Statements included in its 2005 Annual Report, which are incorporated herein by reference.

D. Disability and Life

Principal Products and Markets

CIGNA’s Disability and Life operations provide the following insurance products and their related services: long- and short-term disability insurance, disability and workers’ compensation case management, group life insurance, and accident and specialty insurance. These products and services are provided by subsidiaries of CIGNA Corporation. CIGNA markets these group insurance products and services to employers, employees, professional and other associations and other groups.

The following table sets forth the net premiums and fees for this segment by its principal products.

	Year Ended December 31,
	2005	2004	2003
	(In millions)
Disability	$677	$617	$538
Life	1,108	1,041	977
Other	280	265	292
Total Premiums and Fees	$2,065	$1,923	$1,807

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

Life Insurance

Group life insurance products include group term life and group universal life. CIGNA no longer markets variable universal life insurance but continues to administer the products for existing policyholders. Group term life insurance may be employer-paid basic life insurance or employee-paid supplemental life insurance.

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

Approximately 5,200 group life insurance policies covering approximately 5.8 million lives were outstanding as of December 31, 2005.

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

Distribution

CIGNA employs group sales representatives to distribute the products and services of this segment through insurance brokers and consultants. As of December 31, 2005, the field sales force for the products and services of this segment consisted of approximately 160 sales representatives in 26 field locations.

Pricing, Reserves and Reinsurance

Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are often guaranteed for two years to three years, but contracts may be subject to termination.

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

In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. For liabilities with longer-term pay-out periods such as long-term disability, reserves represent the present value of future expected payments. CIGNA discounts these reserves based on interest rate assumptions. The annual effective interest rate assumption used in determining reserves for most of the long-term disability insurance business is 4.25% for claims that were incurred in 2005 and 5.10% for claims that were incurred in 2004 and prior years. For universal life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder’s fund balance.

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

For certain products with longer-term liabilities, such as group long-term disability insurance, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see  “Ratings” in Section K beginning on page 25.

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

The following table sets forth the principal lines of business of this segment and their related net earned premiums and fees:

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Life, Accident and Health	$677	$545	$430
Health Care	566	481	425
Total Premiums and Fees	$1,243	$1,026	$855

____________________________________________

Life, accident and health products are designed to meet the insurance, savings and investment needs of consumers in selected markets outside of U.S. insurance markets. These products are marketed on both group and individual bases. Life insurance products include term, whole life, endowment and variable universal life. Supplemental products include accidental death, medical, hospitalization, cancer and other dread disease coverages.

The health care products the International segment provides are primarily indemnity insurance coverage, with some products having managed care or administrative service aspects. These products generally provide an alternative or supplement to government programs. Health care includes life and medical insurance products that are provided through group benefits programs as well as medical insurance products that are marketed directly to individuals.

Health care also includes global group benefits products for employees of multinational companies (primarily U.S. and European multinational companies) who work outside of their country of citizenship. This product group includes medical, dental, vision, life, accidental death and dismemberment and disability coverage, as well as primary medical and dental benefits for international travelers.

CIGNA generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, which reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see “Market Risk” in the MD&A section, and Note 2R to CIGNA’s 2005 Financial Statements included in its 2005 Annual Report.

International’s healthcare and life, accident and health products include coverage for employees and individuals who may be exposed to acts of terrorism, the events of a war zone or natural disasters. These risks could result in a concentration of loss if a single adverse event affected many covered individuals.

South Korea represents the single largest geographic market for CIGNA's international businesses. In 2005, South Korea generated 27% of International’s revenues and 41% of its segment earnings. International’s business in South Korea would be vulnerable to adverse consumer credit conditions in that country. In addition, geopolitical and economic events in South Korea could have a significant impact on the International segment.

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

F. Other Operations

Other Operations consists of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding);
•	settlement annuity business; and
•	certain investment management services (a significant portion of which were sold in 2004).

The products and services related to these operations are offered by subsidiaries of CIGNA Corporation.

CIGNA sold its individual life insurance and annuity business in 1998. A portion of the gain was deferred because the principal agreement to sell this business was an indemnity reinsurance arrangement. The deferred portion is being recognized at the rate that earnings from the sold business would have been expected to emerge, primarily over 15 years on a declining basis. Because it was an indemnity reinsurance transaction, CIGNA is not relieved of primary liability for the reinsured business.

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

Interest is credited on most nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 2005 ranged from 2.33% to 5.44%, with a weighted average rate of 4.61%, compared with a range from 2.23% to 6.06% and a weighted average of 4.58% for 2004.

In lieu of credited interest rates, holders of certain nonvariable universal life contracts may select the option of receiving credited income based on changes in an equity index, such as the S&P 500®. No such elections were made in 2004 or 2005. If such an equity index is used, CIGNA may purchase derivative options to minimize the effect of the income credited for such contracts.

Federal legislation enacted in 1996 eliminated the tax deduction for policy loan interest for most leveraged corporate life insurance products. There have been no sales of this product since 1997. As a result of an Internal Revenue Service initiative to settle tax disputes regarding these products, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline.

CIGNA’s settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with approximately half of the payments guaranteed and not contingent on survivorship.

G. Investments and Investment Income

CIGNA’s investment operations provide investment management and related services in the United States primarily for CIGNA’s corporate invested assets and the insurance-related invested assets in its General Account ("Invested Assets"). CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, mortgage loans, real estate and short-term investments. CIGNA’s Invested Assets are managed primarily by CIGNA subsidiaries and external managers with whom CIGNA's subsidiaries contract.

CIGNA’s Invested Assets under management at December 31, 2005 totaled $21.4 billion.

As of December 31, 2005, CIGNA's Separate Account funds consisted of:

•	$4.8 billion in separate account assets that are managed by the buyer of the retirement benefits business pursuant to modified coinsurance arrangements; and

•	$3.8 billion in funds directly managed by CIGNA which support certain health care and disability and life products.

CIGNA also managed, as of December 31, 2005, $73 million in customer assets for which the customer retains title. These customer assets together with the Separate Account assets managed directly by CIGNA are referred to as “Advisory Portfolio Assets.” The income, gains and losses for Advisory Portfolio Assets generally accrue to contractholders and are not included in CIGNA's revenues and expenses, although the assets in Separate Accounts and related liabilities are separately presented on CIGNA's balance sheet.

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

Domestic Employee Benefits Investments

The major portfolios under management in CIGNA’s General Account consist of the combined assets of the Health Care, Disability and Life, Other Operations, Run-off Retirement and Run-off Reinsurance segments (collectively, “Domestic Employee Benefits portfolios”). As of December 31, 2005 the Domestic Employee Benefits portfolios had $19.6 billion in Invested Assets.

CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2005, excluding liabilities of businesses sold through use of reinsurance, were associated with the following products: fully guaranteed annuity, 27%; interest-sensitive life insurance, 27%; and other life and health, 46%. These products, and the investment assets supporting them, are described below.

Fully guaranteed products primarily include single premium annuity products and settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2005, the duration of assets that supported these liabilities was approximately 13.6 years for settlement annuities and 7.2 years for single premium annuities.

Interest-sensitive products primarily consist of corporate life insurance products. Invested assets supporting these products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

Other life and health insurance products consist of various group and individual life, health and disability insurance products and guaranteed minimum death benefits. The supporting invested assets are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short-term and fixed maturity investments. Assets supporting longer-term group disability insurance benefits and group life waiver of premium benefits are generally managed to an aggregate duration similar to that of the related benefit cash flows.

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

Fixed Maturities

As of December 31, 2005, fixed maturity investments constituted 70% of the Domestic Employee Benefits portfolios.

CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments) and by CIGNA (for private investments). For information about below investment grade holdings, see “Investment Assets” in the MD&A section of CIGNA’s 2005 Annual Report.

Mortgages and Real Estate

Mortgage loan investments constituted 20% of the Domestic Employee Benefits portfolios as of December 31, 2005. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests in mortgages on fully completed and substantially leased commercial properties. Virtually all of CIGNA’s mortgage loans are balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

CIGNA enters into joint ventures with local partners to develop, lease and manage commercial real estate to maximize investment returns. CIGNA's portfolio of real estate investments consist of properties under development and stabilized properties, and are diversified relative to property type and location. CIGNA also acquires real estate through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. Additionally, CIGNA invests in third party sponsored real estate equity funds to maximize investment returns and to maintain diversity with respect to its real estate related exposure. CIGNA sold $11 million of foreclosed properties in 2005. Real estate investments were not a significant portion of CIGNA’s Domestic Employee Benefits portfolios as of December 31, 2005.

Derivative Instruments

CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize insurance customers’ market risks. In addition, to enhance investment returns, CIGNA invests in indexed credit default swaps. For information about CIGNA’s use of derivative financial instruments, see Notes 2(B) and 10G to CIGNA’s 2005 Financial Statements included in its 2005 Annual Report.

See “Investment Assets” in the MD&A section of, and Notes 2, 10, 11 and 14 to the Financial Statements included in CIGNA’s 2005 Annual Report for additional information about CIGNA’s investments.

Other Investments

In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio which includes the investments of the International segment and unallocated corporate investments. Invested assets for International and unallocated corporate investments totaled $1.7 billion as of December 31, 2005. Investments include U.S. and international fixed maturities, policy loans, mortgage loans and short-term investments.

H. Run-off Retirement

On April 1, 2004, CIGNA sold its retirement benefits businesses. CIGNA no longer sells the products related to the sold businesses. For additional information about the sale transaction, see “Sale of Retirement Benefits Business” in the MD&A section, and Note 3 to CIGNA’s 2005 Financial Statements included in its 2005 Annual Report.

The sale of CIGNA's retirement benefits business was primarily in the form of a reinsurance arrangement. Upon the sale, CIGNA reinsured with the buyer of the retirement business $16.0 billion of general account contractholder liabilities under an indemnity reinsurance arrangement and $35.3 billion of insurance, contractholder and separate account liabilities under modified coinsurance arrangements, including $32.0 billion in separate account liabilities, and $2.0 billion related to the single premium annuity business described below.

The General and Separate Accounts

Since the sale in 2004, the buyer of the retirement business has entered into agreements with many of the insured party contractholders relieving CIGNA of any remaining contractual obligations to those parties (“novation agreements”). As a result, CIGNA reduced reinsurance recoverables, contractholder deposit funds and separate account balances for these obligations.

The buyer deposited assets associated with the reinsurance of general account contracts other than the single premium annuity business into a trust (the "Ceded Business Trust"), which provides security to CIGNA for the related reinsurance recoverables. The buyer is permitted to withdraw assets from the Ceded Business Trust equal to the reduction in CIGNA's reserves whenever such a reduction occurs. For example, such reductions will occur when the buyer enters into additional novation agreements and assumes the direct liability to the insured party. As of December 31, 2005, assets totaling $1.7 billion remained in the Ceded Business Trust.

Single Premium Annuity Business

The single premium annuity business consists primarily of single premium annuities that are supported by CIGNA's general account. This business is reinsured on a modified coinsurance basis for the first two years following the sale. Assets associated with this business are held in a trust of which the buyer is the beneficiary (the "Trust").

The buyer has given notice that it intends to terminate its reinsurance of the single premium annuity business effective April 1, 2006. Discussions between the two parties continue. If the buyer terminates its reinsurance, CIGNA would retain the single premium annuity business, including the trust assets and the insurance liabilities. CIGNA does not expect the ultimate outcome of these discussions to have a material adverse effect on its consolidated results of operation, liquidity or financial condition.

As of December 31, 2005, CIGNA had approximately $1.9 billion in assets in the trust for the single premium annuity business, consisting primarily of fixed maturities and mortgage loans.

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

For additional information about guaranteed minimum death benefit contracts, see “Other Matters” under “Run-off Reinsurance” in the MD&A section of, and Note 6 to CIGNA's 2005 Financial Statements included in its 2005 Annual Report.

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

For additional information about guaranteed minimum income benefit contracts, see “Other Matters” under “Run-off Reinsurance” and “Guaranteed minimum income benefit contracts” under “Guarantees and Contractual Obligations” in the MD&A section of, and Note 20C to CIGNA's 2005 Financial Statements included in its 2005 Annual Report.

Unicover and Other Run-off Reinsurance

The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. The pool purchased significant reinsurance (retrocessional) protection for its assumed risks. Disputes concerning these retrocessional contracts have resulted in a number of arbitrations, most of which have been resolved or settled. The remaining disputes are expected to be resolved in 2006.

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

In addition, CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts and some of these retrocessionaires have disputed the validity of their contracts with CIGNA.  Many of these disputes with retrocessionaires have been resolved or settled.  Most of the remaining significant disputes relating to the retrocessional reinsurance coverage are expected to be resolved in 2006.  CIGNA bears the risk of loss if the retrocessionaires are unable to meet their reinsurance obligations to CIGNA.

Unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (either due to disputes with the retrocessionaires or their financial condition).

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for reserves associated with underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of December 31, 2005, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

For more information see “Run-off Reinsurance” in the MD&A section of, and Note 7 to CIGNA's 2005 Financial Statements included in its 2005 Annual Report.

J. Regulation

CIGNA’s subsidiaries, depending on the type and location of their business activities, may be subject to regulation by federal, state and non-U.S. jurisdictions. CIGNA’s insurance subsidiaries and HMOs are licensed to do business in, and are subject to regulation and supervision by, state regulatory authorities as well as authorities in the District of Columbia, certain U.S. territories and various non-U.S. jurisdictions.

The extent of regulation of insurance subsidiaries and HMOs varies. Licensing of insurers, HMOs and their agents and the approval of coverage and provider contract forms are usually required.

All states in which CIGNA's insurance and HMO subsidiaries do business regulate their activities. State laws and regulations govern numerous aspects of their businesses including policy forms, premium rates, claims and appeal processing, solvency, underwriting practices and standards of care.

CIGNA's focus on consumer directed products is driven, in part, by the availability of enhanced saving incentives under federal and state law and CIGNA's ability to provide high deductible health plans. The Medicare Prescription Drug Improvement and Modernization Act of 2003 offered federal tax incentives for health savings accounts. In 2005, seven states enacted legislation to provide tax incentives for such accounts and seven other states are considering such incentives. While a variety of state statutes currently limit the availability of high deductible health plans, eleven states took legislative action in 2005 to remove such impediments. Legislation is pending in other states to address statutory restrictions on the use of high deductible plans.

The financial condition of licensed insurance companies and HMOs is closely monitored by state regulators. States regulate the form and content of statutory financial statements and the type and concentration of investments. Each insurance and HMO subsidiary is required to file periodic financial reports with regulators in most of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

Most states and certain non-U.S. jurisdictions require licensed insurance companies to support guaranty associations or indemnity funds, which are established to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers in a particular state to pay such claims. These assessments are levied in proportion to the member insurers’ relative shares of the lines of business that had been written by the insolvent insurer. The maximum assessment permitted by law in any one year is generally 2% of annual premiums written by each member in a particular state with respect to the categories of business involved and may be offset in some states over a five-year period against premium taxes payable.

In addition, insurance companies are subject to a variety of assessments to fund insurance-related activities such as medical risk pools and operating expenses of state regulatory bodies.

Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. CIGNA expects additional states to consider revising their solvency standards and guaranty fund legislation to encompass HMOs. For additional information about guaranty fund and other assessments, see Note 20 to CIGNA’s 2005 Financial Statements included in its 2005 Annual Report.

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

The NAIC is considering changing statutory reserving rules for variable annuities. Any changes would apply to CIGNA’s specialty life reinsurance contracts.

The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities maintained. Depending on the ratio of the insurer’s adjusted surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship.

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. CIGNA’s life, health and non-U.S. insurance and HMO subsidiaries were adequately capitalized during 2005 under applicable RBC and non-U.S. surplus rules.

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

Several state regulatory inquiries have been made into broker compensation practices for property and casualty, disability, group insurance and health care products. The California Insurance Commissioner also filed suit against several insurance holding companies, including CIGNA, regarding broker compensation practices. This increased regulatory focus may lead to legislative or regulatory changes that would affect the manner in which CIGNA and its competitors compensate brokers. For more information regarding the state attorney general inquiries, see “Legal Proceedings” in Item 3 on pages 33 and 34.

CIGNA sells many of its products and services to sponsors of employee health care benefit plans that are typically governed by the Employment Retirement Income Security Act (“ERISA”) and, therefore, may be subject to requirements imposed by ERISA on plan fiduciaries and parties in interest, including regulations affecting claims and appeals procedures for disability, life and accident and health care claims.

CIGNA also offers a variety of products and services subject to federal Medicare regulations. Subsidiaries offer individual and group Medicare Advantage (HMO) coverage in Arizona. In addition, CIGNA has contractual arrangements with the federal government by which CIGNA provides claims processing and other administrative services to the government with respect to certain Medicare claims. Beginning in 2006, new Medicare Part D products also increase CIGNA’s exposure to federal Medicare regulations.

Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under the programs (which may occur in years subsequent to when CIGNA provides the applicable services). These risks include reimbursement claims as well as potential fines and penalties.

For example, the federal government requires Medicare and Medicaid providers to file detailed cost reports for health care services provided. These reports may be audited in subsequent years. Also, under Office of Personnel Management rules, CIGNA HMOs that contract to cover federal employees may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group. See “Health Care” in Section C beginning on page 3 for additional information about CIGNA’s participation in government health-related programs.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other federal statutes subject health care insurers and HMOs to federal regulation. HIPAA imposes electronic data security standards, guaranteed issuance (for groups with 50 or fewer lives), renewal and portability requirements on health care insurers.

In addition, final regulations pursuant to HIPAA providing standards for the assignment of a unique national identifier for providers must be implemented by May, 2007. CIGNA is implementing the administrative changes, systems enhancements and training necessary to satisfy these requirements.

With respect to privacy, federal and state lawmakers and regulators have imposed privacy standards and an increasing number of non-U.S. jurisdictions are also imposing privacy requirements. These standards affect how identifiable information about individuals may be handled, used and disclosed. State regulators review the privacy law compliance of insurance companies. States are focusing on the importance of maintaining privacy of personal information, with 23 states having enacted privacy incident notification requirements intended to combat identity theft, and more are expected to follow.

The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. See “Regulatory and Industry Developments” in the MD&A section of CIGNA’s 2005 Annual Report for additional information.

The extent of insurance regulation varies significantly among the countries in which CIGNA conducts its international operations. In many countries, non-U.S. insurers are faced with greater restrictions than domestic competitors. These restrictions may include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer’s ownership.

Depending upon their nature, CIGNA's investment management activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment related activities and products. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

The United States Treasury Department issued regulations in 2005 requiring insurance companies offering specified products to implement appropriate anti-money laundering compliance programs with respect to those products on or before May 2, 2006. CIGNA is completing its risk assessment and is preparing to implement anti-money laundering programs for its affected products to comply with the regulations.

Federal regulation and legislation may affect CIGNA’s operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry, current and proposed federal measures that may significantly affect CIGNA’s operations include employee benefit regulation and tax.

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

As of February 21, 2006, the insurance financial strength ratings for CG Life were as follows:

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

As of February 21, 2006, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A- (“Excellent,” 4th of 16), and by Moody’s was A3 (“Good,” 7th of 21).

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

As of February 21, 2006, the debt ratings assigned by the following agencies were as follows:

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

In December 2005, Moody’s, S&P and A.M. Best affirmed the financial strength, senior debt and commercial paper ratings of CIGNA and certain of its subsidiaries and raised the outlook to positive from stable. CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings of CIGNA that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings at the parent company level increase the cost to borrow funds. Lower ratings of CG Life could adversely affect new sales and retention of current business.

L. Miscellaneous

Portions of CIGNA’s insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2005. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

CIGNA had approximately 28,000, 28,600 and 32,700 employees as of December 31, 2005, 2004 and 2003, respectively.

Item 1A.  RISK FACTORS

CIGNA’s businesses face risks and uncertainties, including those discussed below and elsewhere in this report. These factors represent risks and uncertainties that could have a material adverse effect on CIGNA’s business, results of operations and financial condition. These risks and uncertainties are not the only ones CIGNA faces. Others that CIGNA does not know about now, or that the Company does not now think are significant, may impair its business or the trading price of its securities. The following are significant risks identified by CIGNA.

If CIGNA does not execute on its strategic initiatives, there could be a material adverse effect on CIGNA’s results of operations and in certain situations, CIGNA's financial condition.

The future performance of CIGNA’s business will depend in large part on CIGNA’s ability to execute effectively and implement its strategic initiatives. These initiatives include: executing CIGNA's consumerism strategy, including designing products to meet emerging market trends and ensuring that an appropriate infrastructure is in place to meet the needs of customers and members; continuing to reduce medical costs; and further improving the efficiency of operations, including lowering operating costs and enabling higher value services.

Successful execution of these initiatives depends on a number of factors including:

•	the ability to gain and retain customers and members by providing appropriate levels of support and service for CIGNA’s products, as well as avoiding service and health advocacy related errors;

•	the ability to attract and retain sufficient numbers of qualified employees;

•	the negotiation of favorable and standardized provider contracts;

•	the identification and introduction of the proper mix or integration of products that will be accepted by the marketplace; and

•
the ability of CIGNA’s products and services to differentiate CIGNA from its competitors and of CIGNA to demonstrate that these products and services (such as disease management and health advocacy programs, provider credentialing and other quality care initiatives) result in improved health outcomes and reduced costs.

Further, CIGNA’s success will depend upon its ability to develop new systems and enhance the performance of its existing procedures and processes to adequately support CIGNA's operations, strategies and business objectives.

If CIGNA fails to properly maintain the integrity of its data or to strategically implement new information systems, there could be a material adverse effect on CIGNA’s business.

CIGNA’s business depends on effective information systems and the integrity and timeliness of the data it uses to run its business. CIGNA’s business strategy requires providing members and providers with internet or e-business related products and information to meet their needs. CIGNA’s ability to adequately price its products and services, establish reserves, provide effective and efficient service to its customers, and to timely and accurately report its financial results also depends significantly on the integrity of the data in its information systems. If the information CIGNA relies upon to run its businesses was found to be inaccurate or unreliable or if CIGNA were to fail to maintain effectively its information systems and data integrity, the Company could have problems with, among other things: operational disruptions; determining medical cost estimates and establishing appropriate pricing; customers, physicians and other health care providers; regulators; increases in operating expenses; and retention and attraction of customers.

CIGNA requires an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. There can be no assurance that CIGNA’s process of improving existing systems, developing new systems to support its operations, integrating new systems and improving service levels will not be delayed or that additional systems issues will not arise in the future.

If premiums are insufficient to cover the cost of health care services delivered to members, or if CIGNA’s estimates of medical claim reserves for its guaranteed cost and experience-rated businesses based upon estimates of future medical claims are inadequate, profitability could decline.

CIGNA’s profitability depends, in part, on its ability to accurately predict and control future health care costs through underwriting criteria, provider contracting, utilization management and product design. Premiums in the health benefits business are generally fixed for one-year periods. Accordingly, future cost increases in excess of medical cost projections reflected in pricing cannot generally be recovered in the contract year through higher premiums. Although CIGNA bases the premiums it charges on its estimate of future health care costs over the fixed premium period, actual costs may exceed what was estimated and reflected in premiums. Factors that may cause actual costs to exceed premiums include: medical cost inflation, the introduction of new or costly treatments and technology and membership mix.

CIGNA records medical claims reserves for estimated future payments. The Company continually reviews estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and makes necessary adjustments to its reserves. However, actual health care costs may exceed what was estimated.

Unfavorable claims experience related to workers’ compensation and personal accident insurance exposures in CIGNA’s Run-off Reinsurance business could result in losses.

Unfavorable claims experience related to workers’ compensation and personal accident insurance exposures in CIGNA’s run-off reinsurance business is possible and could result in future losses. Further, CIGNA could have losses attributable to its inability to recover amounts from retrocessionaires or ceding companies either due to disputes with the retrocessionaires or ceding companies or their financial condition. If CIGNA’s reserves for amounts recoverable from retrocessionaires or ceding companies, as well as reserves associated with underlying reinsurance exposures are insufficient, it could result in losses.

If CIGNA fails to manage successfully its outsourcing projects and key vendors, CIGNA’s financial results could be harmed.

CIGNA takes steps to monitor and regulate the performance of independent third parties who provide services or to whom the Company delegates selected functions. These third parties include information technology system providers, independent practice associations and specialty service providers. These arrangements, however, may make CIGNA’s operations vulnerable if those third parties fail to satisfy their obligations to the Company, due to CIGNA’s failure to adequately monitor and regulate their performance, changes in their own operations, financial condition, or other matters outside of CIGNA’s control. Certain legislative authorities have in recent periods discussed or proposed legislation that would restrict outsourcing and, if enacted, could materially increase CIGNA’s costs. In recent years, certain third parties to whom CIGNA delegated selected functions, such as specialty services providers, have experienced legal and other difficulties, which may subject CIGNA to adverse publicity, increased costs, decline in quality of service and potential network disruptions, and in some cases cause the Company to incur increased claims expense. Further, CIGNA may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships it enters into with key vendors which could result in substantial costs or other operational or financial problems that could adversely impact the Company’s financial results.

A downgrade in the financial strength ratings of CIGNA’s insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in CIGNA's debt ratings would increase the cost of borrowed funds.

Financial strength, claims paying ability and debt ratings by recognized rating organizations are an important factor in establishing the competitive position of insurance companies and health benefits companies. Ratings information by nationally recognized ratings agencies is broadly disseminated and generally used throughout the industry. CIGNA believes the claims paying ability and financial strength ratings of its principal insurance subsidiaries are an important factor in marketing its products to certain of CIGNA’s customers. In addition,

CIGNA Corporation’s debt ratings impact both the cost and availability of future borrowings, and accordingly, its cost of capital. Each of the rating agencies reviews CIGNA’s ratings periodically and there can be no assurance that current ratings will be maintained in the future. In addition, a downgrade of these ratings could make it more difficult to raise capital and to support business growth at CIGNA’s insurance subsidiaries.

    As of February 21, 2006, the insurance financial strength ratings for CG Life, the Company's principal insurance subsidiary, were as follows:

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

A description of CIGNA Corporation ratings, other subsidiary ratings, as well as more information on these ratings, is included in “Ratings” in Section K beginning on page 25.

If CIGNA’s program for its guaranteed minimum death benefits contracts fails to reduce the risk of stock market declines, it could have a material adverse effect on the Company’s financial condition.

As part of its run-off reinsurance business, CIGNA reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. CIGNA adopted a program to reduce equity market risks related to these contracts by selling domestic and foreign-denominated exchange-traded futures contracts and foreign currency forward contracts. The purpose of this program is to reduce the adverse effects of potential future domestic and international stock market declines on CIGNA’s liabilities for these contracts. Under the program, increases in liabilities under the annuity contracts from a declining market are offset by gains on the futures contracts. However, if CIGNA were to have difficulty in entering into appropriate futures or forward contracts, or stock market declines expose CIGNA to higher rates of partial surrender (which are not covered by the program), there could be a material adverse effect on the Company’s financial condition. See “Run-off Reinsurance” in Section I on page 20 for more information on the program.

If actual experience differs significantly from CIGNA’s assumptions used in estimating CIGNA’s liabilities for reinsurance contracts that guarantee minimum death benefits or minimum income benefits, it could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA's financial condition.

CIGNA’s management estimates reserves for guaranteed minimum death benefit and minimum income benefit exposures based on assumptions regarding lapse, partial surrender, mortality, interest rates, volatility, reinsurance recoverables and other considerations, and, for minimum income benefit exposures, annuity income election rates. These estimates are based on CIGNA’s experience and future expectations. CIGNA monitors actual experience to update these reserve estimates as necessary. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.

Significant stock market declines could result in increased pension plan expenses and the recognition of additional pension obligations.

CIGNA has a pension plan that covers a large number of current employees and retirees. Unfavorable investment performance due to significant stock market declines or changes in estimates of benefit costs, if significant, could adversely affect CIGNA’s results of operations or financial condition by significantly increasing its pension plan expenses and obligations.

Significant changes in market interest rates affect the value of CIGNA's financial instruments that promise a fixed return and, as such, could have an adverse effect on CIGNA's results of operations.

As an insurer, CIGNA has substantial investment assets that support its policy liabilities. Generally low levels of interest rates on investments, such as those experienced in United States financial markets during recent years, have negatively impacted the level of investment income earned by the Company in recent periods, and such lower levels of investment income would continue if these lower interest rates were to continue. Substantially all of the Company’s investment assets are in fixed interest-yielding debt securities of varying maturities, fixed redeemable preferred securities, mortgage loans and real estate. The value of these securities can fluctuate significantly with changes in market conditions.

CIGNA faces risks related to litigation and regulatory investigations.

CIGNA is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising in the ordinary course of the business of administering and insuring employee benefit programs, including benefit claims, breach of contract actions, tort claims, and disputes regarding reinsurance arrangements. In addition, CIGNA incurs and likely will continue to incur liability for claims related to its health care business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry. In addition, CIGNA is involved in pending and threatened litigation arising out of its run-off reinsurance and retirement operations.

Court decisions and legislative activity may increase CIGNA’s exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. CIGNA currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

A description of material legal actions in which CIGNA is currently involved is included under “Legal Proceedings” in Item 3 on pages 33 and 34, and Note 20 to CIGNA’s 2005 Financial Statements included in its 2005 Annual Report. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more legal matters could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA’s business is subject to substantial government regulation, which, along with new regulation, could increase its costs of doing business and could adversely affect its profitability.

CIGNA’s business is regulated at the international, federal, state and local levels. The laws and rules governing CIGNA’s business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force CIGNA to change how it does business, restrict revenue and enrollment growth, increase health care, technology and administrative costs including pension costs and capital requirements, and increase CIGNA’s liability in federal and state courts for coverage determinations, contract interpretation and other actions. CIGNA must obtain and maintain regulatory approvals to market many of its products, to increase prices for certain regulated products and to consummate some of its acquisitions and divestitures. Delays in obtaining or failure to obtain or maintain these approvals could reduce the Company’s revenue or increase its costs.

For further information on regulatory matters relating to CIGNA, see “Regulation” in Section J on page 22, and “Legal Proceedings” in Item 3 on pages 33 and 34, as well as “Regulatory and Industry Developments” in the MD&A section of CIGNA’s 2005 Annual Report.

CIGNA faces competitive pressure, particularly price competition, which could reduce product margins and constrain growth in CIGNA’s health care businesses.

While health plans compete on the basis of many factors, including service quality of clinical resources, claims administration services and medical management programs, and quality and sufficiency of provider networks, CIGNA expects that price will continue to be a significant basis of competition. CIGNA’s customer contracts are subject to negotiation as customers seek to contain their costs, and customers may elect to reduce benefits in order to constrain increases in their benefit costs. Such an election may result in lower premiums for the Company’s products, although it may also reduce CIGNA’s health care costs. Alternatively, the Company’s customers may purchase different types of products from it that are less profitable, or move to a competitor to obtain more favorable premiums.

In addition, significant merger and acquisition activity has occurred in the health care industry giving rise to speculation and uncertainty regarding the status of companies, which potentially can affect marketing efforts and public perception. Consolidation may make it more difficult for the Company to retain or increase customers, to improve the terms on which CIGNA does business with its suppliers, or to maintain its position or increase profitability. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite increasing medical costs. For example, the Gramm-Leach-Bliley Act gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors with significant financial resources in the insurance and health benefits fields. If CIGNA does not compete effectively in its markets, if the Company sets rates too high in highly competitive markets to keep or increase its market share, if membership does not increase as it expects, or if it declines, or if CIGNA loses accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience, CIGNA’s product margins and growth could be adversely affected.

Public perception of CIGNA's products and practices as well as of the health benefits industry, if negative, could reduce enrollment in CIGNA’s health benefits programs.

The health benefits industry is subject to negative publicity, which can arise either from perceptions regarding the industry or CIGNA's business practices or products. This risk may be increased as CIGNA offers new products, such as products with limited benefits or an integrated line of products, targeted at market segments, beyond those in which CIGNA traditionally has operated. Negative publicity may adversely affect the CIGNA brand and its ability to market its products and services, which could reduce the number of enrollees in CIGNA's health benefits programs and adversely affect CIGNA’s profitability.

Large-scale public health epidemics and bio-terrorist activity could cause CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and in severe circumstances, could cause operational disruption.

If widespread public health epidemics such as an influenza pandemic or bio-terrorist or other attack were to occur, CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience could rise significantly, depending on the government’s actions and the responsiveness of public health agencies and insurers. In addition, depending on the severity of the situation, a widespread outbreak could curtail economic activity in general, and CIGNA's operations in particular, which could result in operational and financial disruption to CIGNA, which among other things may impact the timeliness of claims and revenue.

CIGNA faces a wide range of risks, and its success depends on its ability to identify, prioritize and appropriately manage its enterprise risk exposure.

As a large company operating in a complex industry, CIGNA encounters a variety of risks as identified in this Risk Factor discussion. CIGNA devotes resources to developing enterprise-wide risk management processes, in addition to the risk management processes within its businesses. Failure to appropriately identify and manage these risks, as well as the failure to identify and take advantage of appropriate opportunities, can materially affect CIGNA’s profitability, its ability to retain or grow business, or, in the event of extreme circumstances, CIGNA’s financial condition.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of March 1, 2006 CIGNA's headquarters will be joining CIGNA Group Insurance, CIGNA International, portions of CIGNA HealthCare and CIGNA's staff support operations in leased premises of approximately 450,000 square feet at Two Liberty Place, Philadelphia. CIGNA HealthCare is the primary occupant of a complex of buildings owned by CIGNA, aggregating approximately 1.5 million square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. CIGNA believes its properties are adequate and suitable for its business as presently conducted. For additional information concerning leases and property, see Notes 2(H) and 18 to CIGNA's 2005 Financial Statements included in its 2005 Annual Report. This paragraph does not include information on investment properties.

Item 3.  LEGAL PROCEEDINGS

Multi-district health care litigation in a Florida federal court against CIGNA and several competitors, included the federal cases Shane v. Humana, Inc., et al. (CIGNA subsidiaries added as defendants in August 2000) and Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), as well as the Illinois state suit Kaiser and Corrigan v. CIGNA Corporation, et al. (class of health care providers certified on March 29, 2001). CIGNA previously disclosed final, court-approved settlement agreements between CIGNA and both classes of plaintiffs, the physician class and the non-physician health care professional class. A dispute with a representative of certain physicians over administration of their settlement is likely to be resolved in mid 2006.

Beginning in 2004, CIGNA, other insurance companies and certain insurance brokers received subpoenas and inquiries from the New York Attorney General, the Connecticut Attorney General, the Florida Insurance Department and other state regulators relating to their investigations of broker compensation. CIGNA received a subpoena in October 2005 from the U.S. Attorney’s Office for the Southern District of California and is providing information to that Office about broker, Universal Life Resources (ULR). In January 2006, CIGNA received a subpoena from the U.S. Department of Labor and is providing information to that Office about another broker. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office.

A case filed on October 14, 2004, United Policyholders v. Universal Life Resources, Inc., et al., in the Superior Court of the State of California for the County of San Diego was withdrawn on April 26, 2005. This case sought injunctive and monetary relief for alleged fraudulent and deceptive business practices under section 17200 of the California Code in connection with purportedly undisclosed commissions paid by insurers to ULR, and named CIGNA Corporation and Life Insurance Company of North America as defendants. A case filed on October 20, 2004, Ronald Scott Shirley, on behalf of himself and All Others Similarly Situated v. Universal Life Resources, et al., which was subsequently recaptioned Cynthia C. Brandes, On Behalf of Herself and All Others Similarly situated vs. Universal Life Resources, et. al. was dismissed by the plaintiffs on August 29, 2005. This case was a purported class action suit filed in the United States District Court for the Southern District of California under RICO. It alleged that hidden commissions increased the cost of employee benefit plans and sought treble damages and injunctive relief. CIGNA Corporation and its subsidiary, Life Insurance Company of North America, were named among the defendants.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including CIGNA and several other insurance holding companies) failed to disclose compensation paid to ULR and that, in return for the compensation, ULR steered clients to defendants. The plaintiffs are seeking injunctive relief only.

On August 1, 2005, two CIGNA subsidiaries, Connecticut General Life Insurance Company and Life Insurance Company of North America, were named as defendants in a consolidated amended complaint filed in In re Insurance Brokerage Antitrust Litigation, a multi-district litigation proceeding consolidated in the United States District Court for the District of New Jersey. The complaint alleges that brokers and insurers conspired to hide commissions, increasing the cost of employee benefit plans, and seeks treble damages and injunctive relief. Numerous insurance brokers and other insurance companies are named as defendants.

A shareholder derivative suit, Coustry v. Hanway, et al. nominally on behalf of CIGNA, filed on February 25, 2005 in the United States District Court for the Eastern District of Pennsylvania was voluntarily dismissed by the plaintiff on January 10, 2006.  The complaint alleged breach of fiduciary duty in connection with alleged concealment of the fact that CIGNA paid contingent commissions to brokers, and sought damages and equitable relief.

In late 2002, several purported class action lawsuits were filed against CIGNA and certain of its officers by individuals seeking to represent a class of purchasers of CIGNA securities from May 2, 2001 to October 24, 2002. The complaints allege, among other things, that the defendants violated Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 by misleading CIGNA shareholders with respect to the company’s performance during the class period. Plaintiffs seek compensatory damages and attorneys’ fees. In 2003, these suits were consolidated in the United States District Court for the Eastern District of Pennsylvania as In re CIGNA Corp. Securities Litigation. CIGNA’s motions to dismiss certain claims were granted in 2004 and 2005. In January 2006, the lead plaintiff filed an amended complaint to conform to Court Orders dismissing claims related to certain issues and statements.

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

On August 4, 2004, a complaint captioned New York v. Express Scripts, Inc., ESI Mail Pharmacy Service, Inc., Connecticut General Life Insurance Company and CIGNA Life Insurance Company of New York was filed in the Supreme Court of the State of New York. The complaint alleges certain breaches of contract and violations of civil law in connection with the management of the prescription drug benefit program under New York State’s principal employee health plan, the Empire Plan. CIGNA subsidiaries filed a motion to dismiss all but the breach of contract claims.

See “Unicover and Other Run-off Reinsurance” on page 20 for a description of legal matters arising out of the run-off reinsurance operations.

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

MICHAEL W. BELL, 42, Executive Vice President and Chief Financial Officer of CIGNA beginning December 2002; Chief Financial Officer-elect from October 2002 until December 2002; and President of CIGNA Group Insurance from July 2000 until October 2002.

DAVID M. CORDANI, 40, President, CIGNA HealthCare beginning July 2005; President, Health Segments, CIGNA HealthCare from June 2004 until July 2005; Senior Vice President and Chief Financial Officer, CIGNA HealthCare from October 2002 until June 2004; Senior Vice President, Transformation and Program Management, CIGNA HealthCare from April 2002 until October 2002; and Vice President, Corporate Accounting and Planning, CIGNA Corporation from August 2000 until April 2002.

H. EDWARD HANWAY, 54, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; President and a Director of CIGNA since January 1999;  and Chief Operating Officer of CIGNA from January 1999 until January 2000.

PAUL E. HARTLEY, 49, President of CIGNA International beginning June 2005; and President and Chief Executive Officer, CIGNA International, Asia Pacific region from June 1999 to June 2005.

JOHN M. MURABITO, 47, Executive Vice President of CIGNA beginning August 2003, with responsibility for Human Resources and Services; and  Senior Vice President, Human Resources and Corporate Services from March 2000 until August 2003 at Monsanto Company.

KAREN S. ROHAN, 43, President of CIGNA Group Insurance beginning November 2005; President of CIGNA Dental & Vision Care beginning April 2004; President of CIGNA Specialty Companies from November 2004 until November 2005; Chief Underwriting Officer, CIGNA HealthCare from January 2003 until April 2004; and Vice President and Business Financial Officer, CIGNA HealthCare from March 2000 until December 2002.

JUDITH E. SOLTZ, 59, Executive Vice President and General Counsel beginning February 2001; and Senior Vice President and Associate General Counsel from 1998 until February 2001.

SCOTT A. STORRER, 38, Executive Vice President, CIGNA Service Operations and Information Technology beginning June 2005; Interim Head of CIGNA Information Technology from November 2004 until June 2005; Senior Vice President of CIGNA HealthCare Service Operations and CIGNA Information Technology from October 2002 until November 2004; and Senior Vice President of Disability Management Solutions and Customer Service for CIGNA Group Insurance from May 2001 until October 2002.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information under the caption “Quarterly Financial Data--Stock and Dividend Data” and under the caption “Stock Listing” in CIGNA’s 2005 Annual Report is incorporated by reference, as is the information from Note 15 to CIGNA’s 2005 Financial Statements and the number of shareholders of record as of December 31, 2005 under the caption “Highlights” in CIGNA’s 2005 Annual Report. CIGNA’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI.”

Issuer Purchases of Equity Securities

The following table provides information about CIGNA's share repurchase activity for the quarter ended December 31, 2005:

Issuer Purchases of Equity Securities
Period	Total # of Shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
October 1-31, 2005	1,123,353	$114.21	1,123,000	$698,126,310
November 1-30, 2005	1,670,752	$112.82	1,638,100	$513,263,468
December 1-31, 2005	2,236,719	$113.13	2,236,100	$260,303,106
Total	5,030,824	$113.27	4,997,200	N/A

__________________
(1)
Includes shares tendered by employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans. Employees tendered 33,624 shares in October, November and December.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $260 million as of December 31, 2005.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.  SELECTED FINANCIAL DATA

The five-year financial information under the caption “Highlights” in CIGNA’s 2005 Annual Report is incorporated by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the MD&A section of CIGNA’s 2005 Annual Report is incorporated by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Market Risk” in the MD&A section of CIGNA’s 2005 Annual Report is incorporated by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIGNA’s Consolidated Financial Statements and the report of its independent registered public accounting firm in CIGNA’s 2005 Annual Report are incorporated by reference, as is the unaudited information set forth under the caption “Quarterly Financial Data--Consolidated Results.”

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

   B.   Internal Control Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting

CIGNA’s management report on internal control over financial reporting under the caption “Management’s Annual Report on Internal Control over Financial Reporting” in CIGNA's 2005 Annual Report is incorporated by reference.

Attestation Report of the Registered Public Accounting Firm

The attestation report of CIGNA’s independent registered public accounting firm, on management's assessment of the effectiveness of CIGNA’s internal control over financial reporting and the effectiveness of CIGNA’s internal control over financial reporting under the caption “Report of Independent Registered Public Accounting Firm” in CIGNA’s 2005 Annual Report is incorporated by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in CIGNA’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, CIGNA’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Directors of the Registrant

The information under the captions “The Board of Directors’ Nominees for Terms to Expire in April 2009,” “Directors Who Will Continue in Office” and “Board of Directors and Committee Meetings, Membership, Attendance and Independence” (as it relates to Audit Committee disclosure) in CIGNA’s proxy statement to be dated on or about March 24, 2006 is incorporated by reference.

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

Item 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation,” “2005 Non-Employee Director Compensation” and “2006 Non-Employee Director Compensation” in CIGNA’s proxy statement to be dated on or about March 24, 2006 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding CIGNA’s equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Plan Category	Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders	8,653,000	$82.57	11,457,000
Equity Compensation Plans Not Approved By Security Holders(1)	219,000	$79.53	--
Total	8,872,000	$82.49	11,457,000

____________________
(1) Consists of the CIGNA-Healthsource Stock Plan of 1997 discussed below under “Description of the Equity Compensation Plan Not Approved by Security Holders.”

Description of the Equity Compensation Plan Not Approved by Security Holders. The CIGNA-Healthsource Stock Plan of 1997 was adopted by CIGNA’s Board of Directors in 1997 in connection with the acquisition of Healthsource, Inc. The plan provided for CIGNA stock option grants to replace prior Healthsource stock option grants as well as new incentive compensation grants to Healthsource employees after the acquisition. The plan had terms similar to those included in other CIGNA equity compensation plans existing at the time but provided only for the grant of stock options and restricted stock. No grants were made under the plan after 1999.

The information under the caption “Stock Held by Directors, Nominees and Executive Officers” and “Largest Security Holders” in CIGNA's proxy statement to be dated on or about March 24, 2006 is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions” in CIGNA’s proxy statement to be dated on or about March 24, 2006 is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Policy for the Pre-Approval of Audit and Non-Audit Services” and “Fees Billed by Independent Auditors” in CIGNA’s proxy statement to be dated on or about March 24, 2006 is incorporated by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a) (1) The following financial statements have been incorporated by reference from CIGNA’s 2005 Annual Report:

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

Date: February 23, 2006

CIGNA Corporation

By: /s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Directors:*

H. Edward Hanway*	Robert H. Campbell
Chairman, Chief Executive Officer and a Director	Isiah Harris, Jr. Jane E. Henney, M.D
Peter N. Larson
Roman Martinez IV Louis W. Sullivan, M.D.
Harold A. Wagner
Carol Cox Wait
Donna F. Zarcone William D. Zollars

Principal Accounting Officer:

/s/ Annmarie T. Hagan
Annmarie T. Hagan
Vice President and
Chief Accounting Officer
Date: February 23, 2006
*By: /s/ Carol J. Ward
Carol J. Ward
Attorney-in-Fact
Date: February 23, 2006

CIGNA CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		FS-2

Schedules
I	Summary of Investments--Other Than Investments in Related
	Parties as of December 31, 2005	FS-3
II	Condensed Financial Information of CIGNA Corporation
	(Registrant)	FS-4
III	Supplementary Insurance Information	FS-9
IV	Reinsurance	FS-11
V	Valuation and Qualifying Accounts and Reserves	FS-12

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's 2005 Annual Report.

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2006 appearing in the 2005 Annual Report to Shareholders of CIGNA Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2006

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2005
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$639	$913	$913
States, municipalities and political subdivisions	2,387	2,512	2,512
Foreign governments	780	818	818
Public utilities	785	859	859
All other corporate bonds	8,144	8,607	8,607
Asset-backed securities:
United States government agencies,
mortgage-backed	45	44	44
Other mortgage-backed	490	503	503
Other asset-backed	548	635	635
Redeemable preferred stocks	55	56	56
Total fixed maturities	13,873	14,947	14,947

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2	23	23
Public utilities	1	1	1
Non-redeemable preferred stocks	110	111	111
Total equity securities	113	135	135

Mortgage loans on real estate	3,934		3,934
Policy loans	1,337		1,337
Real estate investments	80		80
Other long-term investments	502		504
Short-term investments	439		439

Total investments	$20,278		$21,376

 CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,
	2005	2004	2003

Other revenues	$7	$6	$--
Total revenues	7	6	--

Operating expenses:
Interest	105	107	111
Intercompany interest	162	73	64
Other	71	138	87
Total operating expenses	338	318	262
Loss before income taxes	(331)	(312)	(262)
Income tax benefit	(126)	(138)	(71)
Loss of parent company	(205)	(174)	(191)
Equity in income of subsidiaries from continuing operations	1,481	1,751	775
Income from continuing operations	1,276	1,577	584
Income from discontinued operations, net of taxes	349	--	48
Income before Cumulative Effect of Accounting Change	1,625	1,577	632
Cumulative Effect of Accounting Change, net of taxes	--	(139)	--
Net income	$1,625	$1,438	$632

See Notes to Condensed Financial Statements on pages FS-7 and FS-8

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,
		2005		2004

Assets:
Cash and cash equivalents		$1		$3
Investments in subsidiaries		12,204		12,153
Other assets		510		583
Total assets		$12,715		$12,739

Liabilities:
Intercompany		$4,711		$4,384
Current portion of long-term debt		100		--
Long-term debt		1,324		1,424
Other liabilities		1,220		1,728
Total liabilities		7,355		7,536

Shareholders' Equity:
Common stock (shares issued, 160; 160)		40		40
Additional paid-in capital		2,385		2,360
Net unrealized appreciation — fixed maturities	$195		$390
Net unrealized appreciation — equity securities	24		17
Net unrealized depreciation — derivatives	(14)		(16)
Net translation of foreign currencies	2		2
Minimum pension liability adjustment	(716)		(729)
Accumulated other comprehensive loss		(509)		(336)
Retained earnings		5,162		3,679
Less treasury stock, at cost		(1,718)		(540)
Total shareholders' equity		5,360		5,203
Total liabilities and shareholders' equity		$12,715		$12,739

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net Income	$1,625	$1,438	$632
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(1,481)	(1,751)	(775)
Income from discontinued operations	(349)	--	(48)
Cumulative effect of accounting change, net of taxes	--	139	--
Dividends received from subsidiaries	1,306	499	608
Other liabilities	(290)	106	(155)
Cash provided by operating activities of discontinued operations	222	--	--
Other, net	(68)	(10)	53
Net cash provided by operating activities	965	421	315

Cash Flows from Investing Activities:
Other, net	(9)	5	10
Net cash provided by (used in) investing activities	(9)	5	10

Cash Flows from Financing Activities:
Net change in intercompany debt	327	364	(20)
Repayment of long-term debt	--	(76)	(126)
Issuance of common stock	346	64	6
Common dividends paid	(13)	(100)	(185)
Treasury stock repurchases	(1,618)	(676)	--
Net cash used in financing activities	(958)	(424)	(325)
Net increase (decrease) in cash and cash equivalents	(2)	2	--
Cash and cash equivalents, beginning of year	3	1	1
Cash and cash equivalents, end of year	$1	$3	$1

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

Note 2—Short-term and long-term debt consisted of the following at December 31:

(In millions)	2005	2004
Short-term:
Current maturities of long-term debt	$100	$-
Total short-term debt	$100	$-
Long-term:
Uncollateralized debt:
6 3/8% Notes due 2006	$-	$100
7.4% Notes due 2007	291	291
8 ¼% Notes due 2007	85	85
7% Notes due 2011	222	222
6.375% Notes due 2011	226	226
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7 7/8% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
Total long-term debt	$1,324	$1,424

In May 2004, CIGNA entered into a three-year syndicated revolving credit and letter of credit agreement for $1.0 billion. Of this amount, up to $600 million may be used to support an internal reinsurance arrangement and the remaining portion will serve as an available line of credit commitment for CIGNA.

As of December 31, 2005 CIGNA Corporation had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions): $100 in 2006, $376 in 2007, none in 2008 and 2009, and the remainder in years after 2010.

Interest paid on short- and long-term debt amounted to $104 million, $109 million and $114 million for 2005, 2004 and 2003, respectively.

Note 3—Intercompany liabilities consist primarily of loans payable to CIGNA Holdings, Inc. of $4.8 billion and $4.1 billion as of December 31, 2005 and 2004, respectively. Interest was accrued at an average monthly rate of 3.62% for 2005 and 1.76% for 2004.

Note 4—As of December 31, 2005, CIGNA Corporation had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•
CIGNA Corporation has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary domiciled in Bermuda, in the amount of $116 million. These letters of credit secure the payment of insureds’ claims from run-off reinsurance operations. CIGNA Corporation has agreed to indemnify the banks providing the letters of credit in the event of any draw. As of December 31, 2005 approximately $112 million of the letters of credit are issued.

•
CIGNA Corporation has provided a capital commitment deed in an amount up to $185 million in favor of CIGNA Global Reinsurance Company. This deed is equal to the letters of credit securing the payment of insureds’ claims from run-off reinsurance operations. This deed is required by Bermuda regulators to have these letters of credit for the London run-off reinsurance operations included as admitted assets.

•
Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, CIGNA Corporation guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2005 was $50 million.

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

•
CIGNA Corporation has arranged a $150 million letter of credit in support of CIGNA Europe Insurance Company, an indirect wholly owned subsidiary. CIGNA Corporation has agreed to indemnify the banks providing the letters of credit in the event of any draw. CIGNA Europe Insurance Company is the holder of the letters of credit.

•
In addition, CIGNA Corporation has agreed to indemnify payment of losses included in CIGNA Europe Insurance Company’s reserves on the reinsurance business transferred from ACE. As of December 31, 2005, the reserve was $452 million.

Through December 31, 2005, no payments have been made on these guarantees and none are pending. CIGNA Corporation provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to CIGNA Corporation’s results of operations, liquidity or financial condition.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims

Year Ended December 31, 2005:
Health Care	$27	$794	$1,478
Disability and Life	12	973	2,835
International	491	870	171
Run-off Retirement	--	2,808	1
Run-off Reinsurance	--	980	826
Other Operations	88	11,877	135
Corporate	--	--	--
Total	$618	$18,302	$5,446

Year Ended December 31, 2004:
Health Care	$26	$857	$1,941
Disability and Life	12	1,022	2,796
International	420	746	146
Run-off Retirement	--	10,203	--
Run-off Reinsurance	--	1,016	894
Other Operations	86	12,228	144
Corporate	--	--	--
Total	$544	$26,072	$5,921

Year Ended December 31, 2003:
Health Care	$25	$915	$2,563
Disability and Life	15	1,012	2,833
International	311	610	136
Run-off Retirement	146	19,173	--
Run-off Reinsurance	--	1,210	894
Other Operations	83	12,409	188
Corporate	--	--	--
Total	$580	$35,329	$6,614

Unearned premiums and fees	Premiums and fees (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses

$97	$10,177	$275	$6,652	$56	$3,786
43	2,065	264	1,587	4	617
331	1,243	71	690	84	381
--	2	144	119	--	61
1	92	99	150	--	69
43	116	465	448	5	59
--	--	41	--	--	123
$515	$13,695	$1,359	$9,646	$149	$5,096

$111	$10,868	$283	$7,100	$55	$3,835
39	1,923	253	1,529	6	590
325	1,026	58	575	82	314
--	215	467	565	6	257
1	80	92	82	--	36
46	124	475	413	5	141
--	--	15	--	--	210
$522	$14,236	$1,643	$10,264	$154	$5,383

$119	$12,284	$283	$8,684	$62	$4,099
39	1,807	250	1,458	6	579
244	855	49	482	59	289
2	271	1,413	919	24	295
2	84	82	116	--	39
43	159	517	561	5	154
--	--	--	--	--	129
$449	$15,460	$2,594	$12,220	$156	$5,584

________________________
(1)	Amounts presented are shown net of the effects of reinsurance. See Note 7 to the Financial Statements included in CIGNA’s 2005 Annual Report.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.
(3)	Benefit expenses include Health Care medical claims expense and other benefit expenses.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2005:
Life insurance in force	$336,705	$43,062	$134,989	$428,632	31.5%

Premiums and fees:
Life insurance and annuities	$1,728	$330	$417	$1,815	23.0%
Accident and health insurance	11,966	155	69	11,880.6%
Total	$13,694	$485	$486	$13,695	3.5%

Year Ended December 31, 2004:
Life insurance in force	$337,654	$46,530	$112,070	$403,194	27.8%

Premiums and fees:
Life insurance and annuities	$1,969	$363	$423	$2,029	20.8%
Accident and health insurance	12,285	116	38	12,207.3%
Total	$14,254	$479	$461	$14,236	3.2%

Year Ended December 31, 2003:
Life insurance in force	$323,241	$52,511	$136,754	$407,484	33.6%

Premiums and fees:
Life insurance and annuities	$2,115	$397	$495	$2,213	22.4%
Accident and health insurance	13,328	122	41	13,247.3
Total	$15,443	$519	$536	$15,460	3.5%

CIGNA CORPORATION
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2005:
Investment asset valuation reserves:
Mortgage loans	$2	$2	$-	$(2)	$2
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	78	8	-	(24)	62
Deferred tax asset valuation
allowance	262	(33)	-	(84)	145
Reinsurance recoverables	193	(9)	-	(26)	158
2004:
Investment asset valuation reserves:
Mortgage loans	$19	$1	$-	$(18)	$2
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	81	20	-	(23)	78
Deferred tax asset valuation
allowance	223	51	-	(12)	262
Reinsurance recoverables	176	48	-	(31)	193

2003:
Investment asset valuation reserves:
Mortgage loans	$11	$3	$5	$-	$19
Real estate	21	1	1	(23)	-
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	55	42	(2)	(14)	81
Deferred tax asset valuation
allowance	204	28	-	(9)	223
Reinsurance recoverables	149	19	-	8	176

________________________
(1)	Change in valuation reserves attributable to policyholder contracts.
(2)
Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other. The change in the deferred tax asset valuation allowance primarily reflects activity in discontinued operations. The change in reinsurance recoverable reflects a reclassification of the gross reinsurance recoverable, with no effect on the net reinsurance recoverable

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated December 11, 2000	Filed herewith.

4 (a)	Amended and Restated Shareholder Rights Agreement dated as of July 22, 1998 between CIGNA Corporation and First Chicago Trust Company of New York	Filed as Exhibit 4(a) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(b)	Amendment No. 1 dated as of December 14, 1998 to the Amended and Restated Shareholder Rights Agreement	Filed as Exhibit 4(b) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(c)	Amendment No. 2 dated as of December 31, 2001 to the Amended and Restated Shareholder Rights Agreement	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

Exhibits 10.1 through 10.17 are identified as management contracts or compensatory plans or arrangements pursuant to Item 15 of Form 10-K.

10.1		Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2		Restricted Stock/Stock Equivalent Plan for Non-Employee Directors of CIGNA Corporation amended and restated effective January 17, 2006	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on December 13, 2005 and incorporated herein by reference.

10.3		Description of Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated effective January 1, 2006.	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on December 13, 2005 and incorporated herein by reference.

10.4		CIGNA Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.5	(a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed as Exhibit 10.7(a) to the registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

	(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed as Exhibit 10.5(b) to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.6		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.6 to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.7		CIGNA Executive Incentive Plan, as amended and restated January 1, 2002	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.8		CIGNA Long-Term Incentive Plan, as amended and restated effective as of January 1, 2005	Filed as Appendix B to the registrant’s definitive proxy statement filed March 21, 2005 and incorporated herein by reference.

10.9		Description of Arrangement regarding Unit-based Long-Term Incentive Compensation	Filed as Exhibit 10.5 to the registrant’s Form 10-Q for the year ended September 30, 2003 and incorporated herein by reference.

10.10		CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.11		Description of Amendments to Executive Management Compensation Arrangements	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.12	(a)	CIGNA Supplemental Pension Plan, as amended and restated August 1, 1998	Filed as Exhibit 10.9(a) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(b)	Amendment No. 1 to the CIGNA Supplemental Pension Plan, effective as of September 1, 1999	Filed as Exhibit 10.10(b) to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension	Filed as Exhibit 10.11(c) to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.13	Description of CIGNA Corporation Financial Services Program	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.14	Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.15	Form of Non-Compete Agreement dated December 8, 1997 with Mr. Hanway	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.16	Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.19 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.17	Schedule regarding Deferred Stock Unit Agreements dated August 6, 2003 with Messrs. Hanway, Bell and Ms. Soltz and Form of Deferred Stock Unit Agreement	Filed as Exhibit 10.22 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

13	Portions of registrant's 2005 Annual Report to Shareholders (Entire Annual Report bound in printed versions of Form 10-K)	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Powers of Attorney	Filed herewith.

24.2	Certified Resolutions	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, 1601Chestnut Street, TL17A, Philadelphia, PA 19192.