Form 10-Q
period 2006-03-31
CIGNA CORP
filed 2006-05-03
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____

Commission file number 1-8323

CIGNA Corporation
(Exact name of registrant as specified in its charter)

Delaware	06-1059331
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Two Liberty Place, 1601 Chestnut Street
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

   As of March 31, 2006 119,758,787 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005

REVENUES
Premiums and fees	$3,268	$3,362
Net investment income	329	330
Other revenues	366	636
Realized investment gains	144	17
Total revenues	4,107	4,345

BENEFITS AND EXPENSES
Health Care medical claims expense	1,448	1,456
Other benefit expenses	788	868
Other operating expenses	1,343	1,356
Total benefits and expenses	3,579	3,680

INCOME BEFORE INCOME TAXES	528	665

Income taxes (benefits):
Current	254	59
Deferred	(78)	170
Total taxes	176	229

NET INCOME	$352	$436

EARNINGS PER SHARE - BASIC	$2.93	$3.34

EARNINGS PER SHARE - DILUTED	$2.87	$3.28

DIVIDENDS DECLARED PER SHARE	$0.025	$0.025

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of		As of
		March 31,		December 31,
		2006		2005

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $13,612; $13,873)		$14,328		$14,947
Equity securities, at fair value (cost, $146; $113)		163		135
Mortgage loans		4,206		3,934
Policy loans		1,341		1,337
Real estate		95		80
Other long-term investments		449		504
Short-term investments		105		439
Total investments		20,687		21,376
Cash and cash equivalents		1,904		1,709
Accrued investment income		289		282
Premiums, accounts and notes receivable		1,482		1,598
Reinsurance recoverables		6,719		7,018
Deferred policy acquisition costs		644		618
Property and equipment		626		638
Deferred income taxes		1,215		1,087
Goodwill		1,622		1,622
Other assets, including other intangibles		285		306
Separate account assets		8,555		8,609
Total assets		$44,028		$44,863

LIABILITIES
Contractholder deposit funds		$9,423		$9,676
Future policy benefits		8,405		8,626
Unpaid claims and claim expenses		4,272		4,281
Health Care medical claims payable		1,065		1,165
Unearned premiums and fees		523		515
Total insurance and contractholder liabilities		23,688		24,263
Accounts payable, accrued expenses and other liabilities		5,029		5,127
Short-term debt		85		100
Long-term debt		1,253		1,338
Nonrecourse obligations		66		66
Separate account liabilities		8,555		8,609
Total liabilities		38,676		39,503

CONTINGENCIES - NOTE 12

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 160; 160)		40		40
Additional paid-in capital		2,419		2,385
Net unrealized appreciation, fixed maturities	$100		$195
Net unrealized appreciation, equity securities	20		24
Net unrealized depreciation, derivatives	(15)		(14)
Net translation of foreign currencies	9		2
Minimum pension liability adjustment	(716)		(716)
Accumulated other comprehensive loss		(602)		(509)
Retained earnings		5,425		5,162
Less treasury stock, at cost		(1,930)		(1,718)
Total shareholders' equity		5,352		5,360

Total liabilities and shareholders' equity		$44,028		$44,863

SHAREHOLDERS' EQUITY PER SHARE		$44.69		$44.23

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended March 31,		2006		2005

Common stock		$40		$40

Additional paid-in capital, January 1		2,385		2,360
Effect of issuance of stock for employee benefits plans		34		(21)
Additional paid-in capital, March 31		2,419		2,339

Accumulated other comprehensive loss, January 1		(509)		(336)
Net unrealized depreciation, fixed maturities	$(95)	(95)	$(146)	(146)
Net unrealized depreciation, equity securities	(4)	(4)	(2)	(2)
Net unrealized depreciation on securities	(99)		(148)
Net unrealized depreciation, derivatives	(1)	(1)	(2)	(2)
Net translation of foreign currencies	7	7	3	3
Other comprehensive loss	(93)		(147)
Accumulated other comprehensive loss, March 31		(602)		(483)

Retained earnings, January 1		5,162		3,679
Net income	352	352	436	436
Effects of issuance of stock for employee benefits plans		(86)		(42)
Common dividends declared		(3)		(3)
Retained earnings, March 31		5,425		4,070

Treasury stock, January 1		(1,718)		(540)
Repurchase of common stock		(419)		(240)
Other, primarily issuance of treasury stock for employee benefit plans		207		123
Treasury stock, March 31		(1,930)		(657)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$259	$5,352	$289	$5,309

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$352	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Insurance liabilities	(132)	(216)
Reinsurance recoverables	31	(52)
Deferred policy acquisition costs	(21)	(17)
Premiums, accounts and notes receivable	68	146
Accounts payable, accrued expenses and other liabilities	(165)	113
Current income taxes	222	(42)
Deferred income taxes	(78)	170
Realized investment (gains)	(144)	(17)
Depreciation and amortization	54	62
Gains on sales of businesses	(17)	(286)
Mortgage loans originated and held for sale	(240)	-
Other, net	(17)	(26)
Net cash provided by (used in) operating activities	(87)	271

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	535	594
Equity securities	5	4
Mortgage loans	136	151
Other (primarily short-term investments)	611	25
Investment maturities and repayments:
Fixed maturities	518	194
Mortgage loans	69	76
Investments purchased:
Fixed maturities	(755)	(904)
Equity securities	(30)	(5)
Mortgage loans	(252)	(53)
Other (primarily short-term investments)	(150)	(113)
Property and equipment, net	(30)	(23)
Net cash provided by (used in) investing activities	657	(54)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	141	176
Withdrawals and benefit payments from contractholder deposit funds	(179)	(168)
Change in cash overdraft position	4	(193)
Repayment of long-term debt	(100)	-
Repurchase common stock	(400)	(242)
Issuance of common stock	162	94
Common dividends paid	(3)	(3)
Net cash used in financing activities	(375)	(336)
Net increase (decrease) in cash and cash equivalents	195	(119)
Cash and cash equivalents, beginning of period	1,709	2,519

Cash and cash equivalents, end of period	$1,904	$2,400

Supplemental Disclosure of Cash Information:
Income taxes paid (received), net	$8	$91
Interest paid	$22	$22

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and variable interest entities of which CIGNA is the primary beneficiary, which are referred to collectively as “CIGNA.” Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America.

The interim financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2005.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Certain reclassifications have been made to prior period amounts to conform to the 2006 presentation, including the elimination of certain intercompany purchases and sales of short-term investments in the investing activities section of the statement of cash flows. This reclassification had no net impact on the prior year net purchases and sales of short-term investments or the total cash flows from investing activities.

NOTE 2 - RECENT ACCOUNTING
PRONOUNCEMENTS

Other-than-temporary impairment. Effective January 1, 2006, CIGNA implemented guidance provided by the staff of the Financial Accounting Standards Board (FASB) on evaluating fixed maturities and equity securities for other-than-temporary impairment. Because this guidance is largely a summary of existing accounting principles generally accepted in the United States of America, there was no material effect in accounting for fixed maturities and equity securities with other-than-temporary impairments at implementation on January 1, 2006. See Note 9 for a review of declines in fair value of fixed maturities and equity securities.

Deferred acquisition costs. In 2005, the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts," for implementation in the first quarter of 2007. The SOP requires that deferred acquisition costs be expensed in full when the original contract is substantially changed by election or amendment of an existing contract feature or by replacement with a new contract. CIGNA expects to implement the SOP for contract changes beginning in the first quarter of 2007 with no material effects to the financial statements at implementation. Although substantial contract changes are not expected to occur, the effect of this SOP in future periods may vary based on the nature and volume of any such contract changes.

Certain financial instruments. In 2006, the FASB issued an amendment related to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," for implementation in the first quarter of 2007. The amendment clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. CIGNA will implement the amendment beginning with financial instruments acquired in the first quarter of 2007, with no material effects to the financial statements expected at adoption. However, this amendment may affect future income recognition for certain financial instruments if additional derivatives are identified because any changes in their fair values will be recognized in net income each period.

Stock compensation. SFAS No. 123 (as revised in 2004 and referred to as SFAS 123R,) “Share-Based Payment” was effective January 1, 2006. This standard, which CIGNA early adopted effective October 1, 2004, requires companies to recognize in net income an estimate of expense for stock awards and options over their vesting periods typically determined as of the date of grant. CIGNA records compensation expense for stock options over their vesting periods based on the estimated fair value of the stock options, which is calculated using an option-pricing model. Compensation expense is recorded for restricted stock grants and deferred stock units over their vesting periods based on fair value, which is equal to the market price of CIGNA common stock on the date of grant. Compensation expense for stock options, restricted stock grants and deferred stock units are recorded in Corporate.

Compensation cost and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Compensation cost	$12	$6
Tax benefits	$4	$2

CIGNA calculated the average fair value using the Black-Scholes option pricing model. The following assumptions were used for the periods indicated:

	Three Months Ended March 31,
(Options in thousands)	2006	2005
Dividend yield	0.1%	0.1%
Expected volatility	35.0%	35.0%
Risk-free interest rate	4.6%	3.9%
Expected option life	4.5 years	5.25 years
Options granted	524	781
Weighted average fair value of options granted	$43.97	$33.88

The expected volatility reflects CIGNA's past daily stock price volatility. Volatility implied in the market prices of traded options was not considered a good indicator of future volatility because remaining maturities of traded options are less than one year. CIGNA developed the expected option life by considering certain factors, including assumptions used by other companies with comparable stock option plan features and CIGNA's cancellation of a replacement option feature in June 2004.

Restricted stock granted and the average fair value at the date of grant were as follows:

	Three Months Ended March 31,
(Grants in thousands)	2006	2005
Restricted stock granted	193	282
Weighted average fair value	$122.50	$91.36

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

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains the contractual obligation to pay these liabilities, $537 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with most of the insured parties relieving CIGNA of any remaining contractual obligation to those parties (novation). Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, future policy benefits, reinsurance recoverables and separate account balances. See Note 6 to the Financial Statements for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended March 31,
2006
Accelerated deferred gain amortization	$4	$1
Normal deferred gain amortization	$2	$1
2005
Accelerated deferred gain amortization	$260	$169
Normal deferred gain amortization	$14	$9

The remaining pre-tax deferred gain as of March 31, 2006 was $60 million.

In 2005, in connection with a modified coinsurance arrangement, CIGNA received units of the buyer’s separate accounts and continues to carry those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At March 31, 2006, there were approximately $3.5 billion of separate account assets and liabilities associated with this business not yet directly assumed by the buyer.

At March 31, 2006, CIGNA had approximately $1.7 billion of invested assets, primarily fixed maturities and mortgage loans, supporting a modified coinsurance arrangement relating to the single premium annuity business sold to the buyer. These invested assets were held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement.

Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets. As a result, CIGNA will decrease invested assets and will increase reinsurance recoverables in the second quarter of 2006.

NOTE 4 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended March 31,
2006
Net Income	$352	—	$352
Shares (in thousands):
Weighted average	119,946	—	119,946
Options and restricted stock grants		2,567	2,567
Total shares	119,946	2,567	122,513
EPS	$2.93	$(0.06)	$2.87
2005
Net Income	$436	—	$436
Shares (in thousands):
Weighted average	130,722	—	130,722
Options and restricted stock grants		2,004	2,004
Total shares	130,722	2,004	132,726
EPS	$3.34	$(0.06)	$3.28

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as the estimated proceeds from their exercise was greater than the average share price of CIGNA's common shares for the period.

	Three Months Ended March 31,
(In millions)	2006	2005
Antidilutive options	0.7	6.3

CIGNA held 40,269,674 shares of common stock in Treasury as of March 31, 2006, and 29,141,097 shares as of March 31, 2005.

NOTE 5 - GUARANTEED MINIMUM DEATH BENEFIT AND INCOME BENEFIT CONTRACTS

CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies.

These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity and other market exposures as a result of this product.

The determination of liabilities for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 26 of CIGNA’s 2005 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

During the first quarter of 2005, CIGNA completed its normal review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflected updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $915 million as of March 31, 2006, and $951 million as of December 31, 2005.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of March 31, 2006:

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-24% depending on the net amount at risk for each policy and whether surrender charges apply.

•
The mean investment performance assumption is 5% considering CIGNA's program to reduce equity market exposures using futures contracts. In addition, the results of futures contracts are reflected in the liability calculation as a component of investment returns.

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

As of March 31, 2006, the aggregate fair value of the underlying mutual fund investments was $39.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.0 million contractholders had died on that date) was $6.0 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

The notional amount of futures contract positions held by CIGNA at March 31, 2006, was $1.0 billion. CIGNA recorded in other revenues a pre-tax loss of $40 million for the first three months of 2006 and a pre-tax gain of $38 million for the first three months of 2005 primarily from futures contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2005 Annual Report to Shareholders.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 12 for further information.

NOTE 6 - REINSURANCE

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $1.0 billion as of March 31, 2006, and $1.2 billion as of December 31, 2005 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $4.9 billion at March 31, 2006, and $5.0 billion at December 31, 2005, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance. The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. The pool purchased significant reinsurance (retrocessional) protection for its assumed risks. Disputes concerning these retrocessional contracts have resulted in a number of arbitrations, most of which have been resolved or settled. The remaining disputes are expected to be substantially resolved in 2006.

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts and personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA is in dispute and arbitration with some ceding companies over the validity or amount of liabilities assumed under their contracts and expects that these disputes and arbitrations will be substantially resolved by 2008.

In addition, CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts, and some of these retrocessionaires have disputed the validity or amount of liabilities assumed under their contracts with CIGNA. Many of these disputes with retrocessionaires have been resolved or settled. Most of the remaining significant disputes relating to the retrocessional reinsurance coverage are expected to be resolved by 2008. CIGNA bears the risk of loss if the retrocessionaires are unable to meet their reinsurance obligations to CIGNA.

Unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (due to disputes with the retrocessionaires or their financial condition).

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2006, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees
Individual life insurance and annuity business sold	$64	$67
Other	45	41
Total	$109	$108
Reinsurance recoveries
Individual life insurance and annuity business sold	$75	$63
Other	35	43
Total	$110	$106

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).

Components of net pension cost were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Service cost	$19	$17
Interest cost	55	55
Expected return on plan assets	(52)	(46)
Amortization of:
Net loss from past experience	41	36
Prior service cost	—	(1)
Net pension cost	$63	$61

During 2005, CIGNA made pension contributions to the domestic pension plan totaling $544 million which included an acceleration of expected contributions to meet funding requirements in 2006 and 2007. Therefore, CIGNA does not expect to make domestic plan contributions in 2006, unless federal legislation currently being discussed changes the minimum funding requirements and increases CIGNA's required funding.

Other postretirement benefits. Components of net other postretirement benefit cost was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Service cost	$1	$1
Interest cost	6	9
Expected return on plan assets	—	(1)
Amortization of:
Net gain from past experience	(1)	—
Prior service cost	(4)	(5)
Net other postretirement benefit cost	$2	$4

NOTE 8 - COST REDUCTION PROGRAMS

First quarter 2005 program. In the first quarter of 2005, CIGNA implemented a plan to further streamline operations in the health care business and in supporting areas. As a result, CIGNA recognized in other operating expenses a total pre-tax charge of $51 million ($33 million after-tax) for severance costs during the first quarter of 2005. The table below quantifies CIGNA's cost reduction activity (pre-tax) for severance under this program:

(In millions)	Health Care	Corporate	Total
Balance as of December 31, 2005	$6	$13	$19
First quarter 2006 activity	(5)	(3)	(8)
Balance as of March 31, 2006	$1	$10	$11

First quarter 2006 activity includes a $2 million pre-tax ($1 million after-tax) reduction in the remaining liability.

NOTE 9 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months Ended March 31,
(In millions)	2006	2005
Fixed maturities	$2	$13
Equity securities	3	1
Mortgage loans	(6)	—
Other investments, including derivatives	145	3
Realized investment gains, before income taxes	144	17
Less income taxes	50	6
Net realized investment gains	$94	$11

For the three months of 2006, substantially all of the realized investment gains in other investments were from sales of equity interests in real estate limited liability entities.

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Proceeds from sales	$540	$598
Gross gains on sales	$16	$15
Gross losses on sales	$(12)	$(6)

Fixed maturities included securities of $38 million at March 31, 2006 and $39 million at December 31, 2005 classified as trading. These securities are carried at fair value with changes in fair value reported in other revenues.

As of March 31, 2006, CIGNA had commitments to purchase $140 million of fixed maturities during the remainder of 2006.

Review of Declines in Fair Value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	ability and intent to hold until recovery.

As of March 31, 2006, fixed maturities (primarily investment grade bonds) and equity securities with a decline in fair value from cost were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
Fixed Maturities:
One year or less:
Investment grade	$4,188	$4,312	$(124)
Below investment grade	$263	$272	$(9)
More than one year:
Investment grade	$1,063	$1,109	$(46)
Below investment grade	$39	$40	$(1)
Equity securities:
Less than one year	$93	$97	$(4)
Greater than one year	$8	$9	$(1)

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in interest rates since purchase.

CIGNA recorded pre-tax impairments in fixed maturities of $9 million in the first quarter of 2006 and $8 million in the first quarter of 2005.

Mortgage Loans

In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations, as of March 31, 2006, mortgage loans includes $238 million of mortgage loans originated with the intent to sell. These mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses. Also in connection with this new strategy, as of March 31, 2006, CIGNA had commitments of $115 million to extend credit under commercial mortgage loans at a fixed rate of interest. As these mortgage loans will also be held for sale, these commitments are treated as derivatives and pre-tax decreases in their fair values of approximately $2 million are reported in realized investment gains and losses.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits for certain annuities; and
•	amounts required to adjust other liabilities after the initial reclassification of unrealized appreciation under a modified coinsurance arrangement.

Changes in accumulated other comprehensive income (loss) were as follows:

(In millions)	Pre- Tax	Tax (Expense) Benefit	After- Tax
Three Months Ended March 31,
2006
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(147)	$51	$(96)
Gains realized on securities	(5)	2	(3)
Net unrealized depreciation, securities	$(152)	$53	$(99)
Net unrealized depreciation, derivatives	$(2)	$1	$(1)
Net translation of foreign currencies	$11	$(4)	$7
2005
Net unrealized depreciation, securities:
Unrealized depreciation on securities held	$(213)	$74	$(139)
Gains realized on securities	(14)	5	(9)
Net unrealized depreciation, securities	$(227)	$79	$(148)
Net unrealized depreciation, derivatives	$(2)	$—	$(2)
Net translation of foreign currencies	$5	$(2)	$3

NOTE 11 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. In accordance with accounting principles generally accepted in the United States of America, operating segments that do not require separate disclosure may be combined. CIGNA measures the financial results of its segments using “segment earnings (loss)” which is defined as net income (loss) excluding after-tax realized investment gains (losses).

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees and other revenues
Health Care	$2,698	$2,758
Disability and Life	556	557
International	357	300
Run-off Retirement	6	274
Run-off Reinsurance	(25)	61
Other Operations	54	57
Corporate	(12)	(9)
Total	$3,634	$3,998
Net income (loss)
Health Care	$156	$191
Disability and Life	58	59
International	37	30
Run-off Retirement	—	166
Run-off Reinsurance	—	(16)
Other Operations	25	30
Corporate	(18)	(35)
Segment earnings	258	425
Realized investment gains, net of taxes	94	11
Net Income	$352	$436

NOTE 12 - CONTINGENCIES AND OTHER MATTERS

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Financial Guarantees primarily associated with the Sold Retirement Benefits Business

Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2006, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.1 billion as of March 31, 2006. As of March 31, 2006, approximately 80% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of March 31, 2006.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $29 million as of March 31, 2006. CIGNA had no additional liabilities for these guarantees as of March 31, 2006.

Other Financial Guarantees

CIGNA had indemnification obligations to lenders up to $328 million as of March 31, 2006 related to borrowings by certain real estate joint ventures which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the second quarter of 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2006.

As of March 31, 2006, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire at the end of 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of March 31, 2006.

CIGNA guaranteed construction loans of $22 million as of March 31, 2006 related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of March 31, 2006.

CIGNA had indemnification obligations as of March 31, 2006 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. As of March 31, 2006, aggregate liabilities for these obligations were less than $5 million.

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

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse, credit risk and annuity election rates.

CIGNA regularly evaluates the assumptions used in establishing these assets and liabilities and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 27 of CIGNA's 2005 Annual Report to Shareholders. If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

The following provides information about the assumptions used in calculating the assets and liabilities for guaranteed minimum income benefits:

•
These liabilities represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. Included in net amounts expected to be paid is the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization. The assets associated with these contracts represent receivables in connection with reinsurance that CIGNA has purchased from third parties (see below).

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

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 3-12%, depending on policy duration.
•	The annuity election rate assumption is that no more than 5% of the policies eligible to annuitize their variable annuity contracts will do so each year.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2006 through 2014); and
•	All underlying mutual fund investment values remained at the March 31, 2006 value of $3.4 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $945 million before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of March 31, 2006, CIGNA had liabilities of $71 million related to these contracts and net amounts recoverable from reinsurers of $40 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of March 31, 2006. As of December 31, 2005, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $48 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of December 31, 2005. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional variations among state laws mandating the time periods and administrative processes for payment of health care provider claims;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal tax laws, such as amendments that could affect the taxation of employer provided benefits.

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

Concentration of risk. CIGNA’s products in its International segment include coverages for employees and individuals who may be exposed to acts of terrorism, the events of a war zone or natural disasters. These risks could result in a concentration of loss if a single adverse event affected many covered individuals and, in certain situations, could lead to losses that could be material to earnings for the International segment and to CIGNA's consolidated results.

South Korea represents the single largest geographic market for CIGNA's international businesses. For the three months ended March 31, 2006, South Korea generated 29% of International’s revenues and 37% of its segment earnings. International’s business in South Korea would be vulnerable to adverse consumer credit conditions in that country. In addition, geopolitical and economic events in South Korea could have a significant adverse impact on the International segment.

Litigation and Other Legal Matters

In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute with a representative of certain physicians over administration of the settlement with the physician class is likely to be resolved in 2006. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  CIGNA and some of its subsidiaries are included in one such lawsuit seeking injunctive relief against these types of contingent compensation arrangements.  CIGNA is also providing information about ULR in connection with an investigation by the U.S. Attorney’s Office for the Southern District of California. In addition, CIGNA is providing information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office. Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including CIGNA and certain of its subsidiaries, asserting that contingent commissions are unlawful.  These suits are now in a multi-district litigation proceeding in federal court in New Jersey. CIGNA disagrees with the assertions against it in the lawsuits.

A purported class action lawsuit and a shareholder derivative lawsuit against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  These suits originated in 2002 and are likely to be resolved by 2007.

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

See “Unicover and other run-off reinsurance” in Note 6 for a description of legal matters arising out of the run-off reinsurance operations.

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
Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2006”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 37.

The following discussion addresses the financial condition of CIGNA as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three months ended March 31, 2006, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2005 Annual Report to Shareholders and Form 10-K, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation’s subsidiaries provide health care and related benefits offered through the workplace. Key product lines include medical coverages and related specialty health care products and services such as pharmacy, behavioral health, dental benefits, and disease management as well as group disability, life and accident insurance, and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers products (that are generally similar to those offered domestically) to businesses and individuals in selected markets, and has certain inactive businesses, including a run-off retirement operation and a run-off reinsurance operation.

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

CIGNA generates revenues, net income and cash flow from operations by maintaining and growing its relationships with employers and consumers, charging prices that reflect emerging experience and investing available cash at attractive rates of return for appropriate durations. CIGNA's ability to increase operating results in terms of growth in revenues, net income and cash flow from operations is directly related to its ability to execute plans that address broad economic factors as well as company-specific drivers.

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

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, profitably growing the disability and life insurance and international businesses and managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) offer products that meet emerging consumer and market trends; (2) strengthen underwriting and pricing effectiveness; (3) improve medical membership results; (4) improve medical cost trends; (5) deliver quality member service; and (6) lower administrative expenses (see pages 24 through 26 for further discussion).

CIGNA believes that the health care business model is changing to one that focuses more directly on the consumer. CIGNA has developed product designs, educational resources and customer support tools with a goal of enabling consumers to make informed choices about their health care, to ultimately improve health outcomes and to reduce costs. These changes in the business model are in the early stages, and CIGNA believes that its capabilities in consumerism, health advocacy and the delivery of useful information position it to meet the emerging trend.

CIGNA's disability and life insurance operations continue to focus on profitable growth with a particular emphasis on middle market disability business. The international business is focused on profitable growth particularly in the life, accident and health insurance and expatriate benefits businesses. In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires (see page 29 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees	$3,268	$3,362
Net investment income	329	330
Other revenues	366	636
Realized investment gains	144	17
Total revenues	4,107	4,345
Benefits and expenses	3,579	3,680
Income before taxes	528	665
Income taxes	176	229
Net income	$352	$436
Realized investment gains, net of taxes	$94	$11

CIGNA’s net income includes special items, which are discussed below. Excluding these special items, net income in the first three months of 2006 reflected:

•	higher realized investment gains resulting from sales of equity interests in real estate limited liability entities; and
•	lower earnings in the Health Care segment (see page 23).

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and net income, the following table presents special items, which management believes are not representative of the underlying results of operations. There are no special items noted for the three months of 2006.

SPECIAL ITEMS (In millions)	Pre-Tax Benefit (Charge)	After-Tax Benefit (Charge)
Three Months Ended March 31,
2005
Accelerated recognition of deferred gain on sale of retirement benefits business	$260	$169
Cost reduction charge	(51)	(33)
Charge associated with a modified coinsurance arrangement	(12)	(8)
Total	$197	$128

Outlook for 2006

CIGNA expects full year 2006 income from continuing operations excluding realized investment results and special items to be lower than the comparable 2005 amount primarily because of the significant amount of favorable prior year claim development recognized in 2005. Excluding the favorable prior year claim development in 2005 and in the first quarter of 2006, CIGNA expects 2006 income from continuing operations excluding realized investment results and special items to be slightly higher than 2005 primarily due to fundamental improvement in the health care operations. CIGNA's outlook is subject to the factors cited in the Cautionary Statement on page 37.

Information is not available for management to reasonably estimate future realized investment gains (losses). Special items for 2006 may include:

•	additional accelerated recognition of the deferred gain on the sale of the retirement benefits business; and
•	potential charges associated with cost reduction initiatives.

Other than these items, information is not available for management to identify or reasonably estimate 2006 special items.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been selected could have a material impact on CIGNA’s consolidated results of operations or financial condition.

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2005 Annual Report to Shareholders beginning on page 25 and are as follows:

•	future policy benefits - guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	accounts payable, accrued expenses and other liabilities, and other assets - guaranteed minimum income benefits;
•	reinsurance recoverables for Run-off Reinsurance;
•	accounts payable, accrued expenses and other liabilities - pension liabilities; and
•	investments - recognition of losses from other-than-temporary impairments of public and private placement fixed maturities.

In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for future policy benefits other than those identified above, as well as estimates with respect to unpaid claims and claim expenses, post-employment and postretirement benefits other than pensions, certain compensation accruals and income taxes.

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

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains the contractual obligation to pay these liabilities, $537 million of the after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with most of the insured parties relieving CIGNA of any remaining contractual obligation to those parties (novation). Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, future policy benefits, reinsurance recoverables and separate account balances. See Note 6 to the Financial Statements for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended March 31,
2006
Accelerated deferred gain amortization	$4	$1
Normal deferred gain amortization	$2	$1
2005
Accelerated deferred gain amortization	$260	$169
Normal deferred gain amortization	$14	$9

In the first quarter of 2006, accelerated deferred gain amortization was not reported as a special item. The remaining pre-tax deferred gain as of March 31, 2006 was $60 million.

In 2005, in connection with a modified coinsurance arrangement, CIGNA received units of the buyer’s separate accounts and continues to carry those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At March 31, 2006, there were approximately $3.5 billion of separate account assets and liabilities associated with this business not yet directly assumed by the buyer.

At March 31, 2006, CIGNA had approximately $1.7 billion of invested assets, primarily fixed maturities and mortgage loans, supporting a modified coinsurance arrangement relating to the single premium annuity business sold to the buyer. These invested assets were held in a business trust established by CIGNA. CIGNA pays or receives cash quarterly to settle the results of the reinsured business, including the investment results of the assets underlying the modified coinsurance arrangement. During the first quarter of 2005, CIGNA recorded in other operating expenses a pre-tax charge of $12 million ($8 million after-tax) to offset realized investment results. This charge had no effect on CIGNA's net income.

Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets. As a result, CIGNA will decrease invested assets and will increase reinsurance recoverables in the second quarter of 2006. The net estimated effect will be to increase the remaining pre-tax deferred gain by approximately $10 million. This additional gain will be amortized in the same manner as described on page 20.

OTHER MATTERS

Cost Reduction Programs

First quarter 2005 program. In the first quarter of 2005, CIGNA implemented a plan to further streamline operations in the health care business and in supporting areas. As a result, CIGNA recognized in other operating expenses a total pre-tax charge of $51 million ($33 million after-tax) for severance costs during the first quarter of 2005. The table below quantifies CIGNA's cost reduction activity (pre-tax) for severance under this program:

(In millions)	Health Care	Corporate	Total
Balance as of December 31, 2005	$6	$13	$19
First quarter 2006 activity	(5)	(3)	(8)
Balance as of March 31, 2006	$1	$10	$11

The first quarter 2006 activity includes a $2 million pre-tax ($1 million after-tax) reduction in the remaining liability. CIGNA expects to complete this program by mid-2006 and estimates annualized after-tax savings to be approximately $65 million.

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

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional variations among state laws mandating the time periods and administrative processes for payment of health care provider claims;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal tax laws, such as amendments that could affect the taxation of employer provided benefits.

The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Litigation and other legal matters. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute with a representative of certain physicians over administration of the settlement with the physician class is likely to be resolved in 2006. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.   Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  CIGNA and some of its subsidiaries are included in one such lawsuit seeking injunctive relief against these types of contingent compensation arrangements.  CIGNA is also providing information about ULR in connection with an investigation by the U.S. Attorney’s Office for the Southern District of California. In addition, CIGNA is providing information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office. Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including CIGNA and certain of its subsidiaries, asserting that contingent commissions are unlawful.  These suits are now in a multi-district litigation proceeding in federal court in New Jersey. CIGNA disagrees with the assertions against it in the lawsuits.

A purported class action lawsuit and a shareholder derivative lawsuit against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  These suits originated in 2002 and are likely to be resolved by 2007.

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

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. CIGNA measures the financial results of its segments using “segment earnings (loss),” which is defined as net income (loss) excluding after-tax realized investment gains (losses).

HEALTH CARE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees	$2,356	$2,499
Net investment income	71	68
Other revenues	342	259
Segment revenues	2,769	2,826
Benefits and expenses	2,530	2,534
Income before taxes	239	292
Income taxes	83	101
Segment earnings	$156	$191
Realized investment gains, net of taxes	$60	$2
Special item (after-tax) included in segment earnings:
Cost reduction charge	$—	$(14)

The Health Care segment provides health care and related products and services. Key product lines include medical coverages and related specialty health care products and services such as pharmacy, behavioral health, dental benefits and disease management. This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical accounts and continue to be managed by the health care business.

These product lines are offered through guaranteed cost, retrospectively experience-rated and service only funding arrangements. For a description of funding arrangements, see page 7 of CIGNA's 2005 Form 10-K.

Results

Segment earnings include favorable after-tax prior year claim development of $16 million in the first three months of 2006 and $67 million in the first three months of 2005. Excluding prior year claim development and the special item in 2005 noted above, segment earnings in 2006 and 2005 were level, primarily reflecting strong medical management and solid operating expense execution, partially offset by:

•	lower results in the guaranteed cost business due to lower pricing yields reflecting, in part, a competitive pricing environment; and
•	losses in the Medicare Part D program.

Premiums and Fees

Premiums and fees decreased for the three months of 2006 primarily due to lower premiums resulting from the loss of a large prescription drug contract ($286 million) in the experience-rated business. Excluding this loss, premiums and fees increased for the three months of 2006 primarily due to rate increases.

	Three Months Ended March 31,
(In millions)	2006	2005
Commercial HMO	$669	$656
Experience-rated medical	437	650
Dental	193	226
Medicare	81	70
Medicare Part D	52	—
Other medical[1]	415	343
Life and other non-medical	78	108
Total premiums	1,925	2,053
Fees	431	446
Total premiums and fees	$2,356	$2,499

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months Ended March 31,
(In millions)	2006	2005
Medical claims expense	$1,448	$1,456
Other benefit expenses	78	97
Other operating expenses	1,004	981
Total benefits and expenses	$2,530	$2,534

Medical Membership

CIGNA's medical membership includes any individual for whom CIGNA retains medical underwriting risk, who uses a CIGNA network for services covered under their medical coverage or for whom CIGNA administers medical claims. As of March 31, estimated medical membership was as follows:

(In thousands)	2006	2005
Guaranteed cost:
Commercial HMO	798	794
Medicare	32	33
Other	260	160
Experience-rated[2]	933	1,194
Service	6,995	6,825
Total medical membership	9,018	9,006

In the first quarter of 2006, approximately 84,000 members were reclassified from experience-rated to service. This change had no impact on reported revenues or segment earnings. Since January 1, 2005, medical membership has been stable.

Operational Improvement

CIGNA continues to focus on improving operational effectiveness and the financial results of its health care operations. Key areas of focus are:

•	offering products that meet emerging market and consumer trends;
____________________
1 Other medical premiums include risk revenue for other guaranteed cost medical and specialty products.

2 Includes minimum premium members, which have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.

•	strengthening underwriting and pricing effectiveness;
•	improving medical membership results;
•	improving medical cost trends;
•	continuing to deliver quality member service; and
•	lowering administrative expenses.

Offering products that meet emerging trends. CIGNA offers the CIGNA Choice FundSM, which is a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by CIGNA. During 2005, CIGNA acquired Choicelinx, a benefits technology and services company. This acquisition adds new technology capabilities for offering personalized health care products and decision support tools to consumers. The CIGNATURESM suite of products allows employers to choose the funding arrangement that is appropriate for the employer and level of medical management that is appropriate for their employee population.

Also in 2005, CIGNA announced its strategic alliance with NationsHealth, Inc. (a distribution and services company) to jointly deliver Medicare Part D prescription drug plans.

Strengthening underwriting and pricing effectiveness. One of CIGNA's key priorities is to achieve strong profitability in a competitive health care market. CIGNA is focused on effectively managing pricing and underwriting decisions at the case level and for the overall book of business, particularly for the guaranteed cost business.

Improving medical membership results. CIGNA is working to improve medical membership with:

•	a diverse product portfolio that meets emerging consumer-directed trends;
•	consistent and responsive member service delivery;
•	competitive provider networks; and
•	strong clinical quality in medical, specialty health care and disability management;

and by continuing to implement the other operational improvements described below. CIGNA continues to form strategic alliances with regional health care companies, most recently with Minnesota-based HealthPartners in April 2006. Also, in 2005, CIGNA acquired Managed Care Consultants of Nevada. These strategic actions are designed to:

•	strengthen CIGNA's national provider network;
•	enhance CIGNA's ability to provide superior medical and disease management programs;
•	provide administrative ease for multi-state employers; and
•	grow membership in key geographic areas, as well as provide a basis for lowering medical costs.

CIGNA believes that its medical management model, focus on clinical quality and ability to integrate health and related benefit solutions position the company to improve membership results.

Improving medical cost trend. CIGNA operates under a centralized medical management model, which helps facilitate consistent levels of care for its members and reduce infrastructure expenses.

CIGNA is focused on improving its medical cost trend by managing unit medical costs more effectively. To help achieve this end, CIGNA continues to focus on renegotiating contracts with certain facilities to limit increases in medical reimbursement costs. In addition, CIGNA seeks to strengthen its network position in selected markets and may pursue additional acquisitions and strategic alliances.

Continuing to deliver quality member and provider service. CIGNA continues to deliver competitive service to members, providers and customers. CIGNA believes that quality service can help motivate members to become more engaged in their personal health, which will promote healthy outcomes and remove cost from the system.

Lowering administrative expenses. Early in 2005, CIGNA took additional steps to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. Reducing costs and operating more efficiently are components of CIGNA’s plan to improve profitability. CIGNA continues to perform operational reviews in order to identify additional cost savings.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees	$508	$508
Net investment income	64	66
Other revenues	48	49
Segment revenues	620	623
Benefits and expenses	540	540
Income before taxes	80	83
Income taxes	22	24
Segment earnings	$58	$59
Realized investment gains, net of taxes	$7	$1

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life segment earnings for the three months of 2006 reflect:

•	favorable mortality experience in the group life and accident insurance businesses; and
•	continued strong disability claims management.

Premiums and Fees

Premiums and fees reflect strong customer retention in both the life and disability insurance businesses.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees	$357	$302
Net investment income	16	14
Other revenues	—	(2)
Segment revenues	373	314
Benefits and expenses	317	268
Income before taxes	56	46
Income taxes	19	16
Segment earnings	$37	$30
Realized investment gains, net of taxes	$—	$—

Results

International segment earnings increased for the three months of 2006, primarily due to:

•	earnings growth in the expatriate employee benefits business; and
•	strong revenue growth in the life, accident and health insurance business, particularly in South Korea.

Premiums and Fees

Premiums and fees increased for the three months of 2006 reflecting:

•	new sales growth and improved customer retention in the life, accident and health insurance operations, particularly in South Korea; and
•	higher premiums and fees for the expatriate employee benefits business resulting from membership growth.

Other Matters

International’s products include coverages for employees and individuals who may be exposed to acts of terrorism, the events of a war zone or natural disasters. These risks could result in a concentration of loss if a single adverse event affected many covered individuals, and in certain situations, could lead to losses that could be material to segment earnings and CIGNA's consolidated results.

South Korea represents the single largest geographic market for CIGNA's international businesses. For the three months ended March 31, 2006, South Korea generated 29% of International’s revenues and 37% of its segment earnings. International’s business in South Korea would be vulnerable to adverse consumer credit conditions in that country. In addition, geopolitical and economic events in South Korea could have a significant adverse impact on the International segment.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Net investment income	$29	$38
Other revenues	6	274
Segment revenues	35	312
Benefits and expenses	36	52
Income (loss) before taxes	(1)	260
Income taxes (benefits)	(1)	94
Segment earnings	$—	$166
Realized investment gains (losses), net of taxes	$(1)	$8
Special items (after-tax) included in segment earnings:
Accelerated recognition of deferred gain on sale of retirement benefits business	$—	$169
Charge associated with a modified coinsurance arrangement	$—	$(8)

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	results of a modified coinsurance arrangement; and
•	expenses associated with the run-off of this business.

Net investment income represents amounts associated with the single premium annuity business, which was reinsured under a modified coinsurance arrangement, and is offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings include the special items noted in the table above. Excluding these items, segment earnings decreased for the three months of 2006 due to lower normal deferred gain amortization reflecting significant acceleration of gains through early 2005 resulting from transfers of underlying contracts to the buyer of the retirement benefits business.

Other Revenues

Other revenues include:

	Three Months Ended March 31,
(In millions, pre-tax)	2006	2005
Normal deferred gain amortization	$2	$14
Accelerated deferred gain amortization	$4	$260

See page 21 for discussion on the conversion of the modified coinsurance arrangement associated with the single premium annuity business.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees	$15	$23
Net investment income	24	24
Other revenues	(40)	38
Segment revenues	(1)	85
Benefits and expenses	(3)	110
Income (loss) before income taxes (benefits)	2	(25)
Income taxes (benefits)	2	(9)
Segment loss	$—	$(16)
Realized investment gains, net of taxes	$14	$1

CIGNA's reinsurance businesses are in run-off. No new reinsurance business has been underwritten since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Results

Segment results for Run-off Reinsurance improved for the three months of 2006, reflecting:

•	absence of reserve strengthening in 2006 for guaranteed minimum death benefit contracts and personal accident and workers’ compensation lines of business; and
•	the impact of stock market appreciation and interest rates on contracts that guarantee minimum income benefits, compared to stock market depreciation in 2005.

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts. CIGNA expects to adjust these contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. The notional amount of the futures contract positions held by CIGNA at March 31, 2006 was $1.0 billion.

Other revenues included a pre-tax loss of $40 million for the three months of 2006 and a pre-tax gain of $38 million for the three months of 2005 primarily from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

Other Matters

Guaranteed minimum death benefit contracts. CIGNA’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity and other market exposures as a result of this product.

The determination of liabilities for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 26 of CIGNA’s 2005 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

During the first quarter of 2005, CIGNA completed its normal review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflected updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. See Note 5 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $915 million as of March 31, 2006, and $951 million as of December 31, 2005.

As of March 31, 2006, the aggregate fair value of the underlying mutual fund investments was $39.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.0 million contractholders had died on that date) was $6.0 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2005 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 34 for further information about these contracts.

Unicover and other run-off reinsurance. The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. The pool purchased significant reinsurance (retrocessional) protection for its assumed risks. Disputes concerning these retrocessional contracts have resulted in a number of arbitrations, most of which have been resolved or settled. The remaining disputes are expected to be substantially resolved in 2006.

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts and personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA is in dispute and arbitration with some ceding companies over the validity or amount of liabilities assumed under their contracts and expects that these disputes and arbitrations will be substantially resolved by 2008.

In addition, CIGNA obtained retrocessional reinsurance coverage for a significant portion of its liabilities under these contracts and some of these retrocessionaires have disputed the validity or amount of liabilities assumed under their contracts with CIGNA. Many of these disputes with retrocessionaires have been resolved or settled. Most of the remaining significant disputes relating to the retrocessional reinsurance coverage are expected to be resolved by 2008. CIGNA bears the risk of loss if the retrocessionaires are unable to meet their reinsurance obligations to CIGNA.

Unfavorable claims experience related to workers’ compensation and personal accident exposures is possible and could result in future losses, including losses attributable to the inability to recover amounts from retrocessionaires (due to disputes with the retrocessionaires or their financial condition).

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of March 31, 2006, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Premiums and fees	$32	$30
Net investment income	113	112
Other revenues	22	27
Segment revenues	167	169
Benefits and expenses	131	124
Income before taxes	36	45
Income taxes	11	15
Segment earnings	$25	$30
Realized investment gains (losses), net of taxes	$14	$(1)

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding); and
•	settlement annuity business.

Results

Segment earnings for Other Operations decreased for the three months of 2006 due to lower earnings in corporate life insurance resulting from:

•	the absence of a favorable reserve adjustment recorded in 2005; and
•	less favorable mortality experience.

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

CORPORATE

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2006	2005
Segment loss	$(18)	$(35)
Special item (after-tax) included in segment loss:
Cost reduction charge	$—	$(19)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from operations for the three months ended March 31 were as follows:

(In millions)	2006	2005
Operating activities	$(87)	$271
Investing activities	$657	$(54)
Financing activities	$(375)	$(336)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2006:

•
Operating activities in 2006 included cash outflows of $240 million to originate mortgage loans held for sale (see page 35 for additional information). Excluding this effect, cash flows from operating activities were $153 million.

In addition, cash flows from operating activities were affected by the following significant items in 2006 and 2005:
•
losses of $40 million in 2006, compared to gains of $38 million in 2005, associated with futures contracts entered into as part of a program to manage equity market risks in the run-off reinsurance segment; and

•	settlement in 2006 of certain liabilities associated with the single premium annuity business of $44 million.

Excluding these items, cash flows from operating activities in 2006 were level with 2005, primarily reflecting lower cash revenues, (due in part to the loss of a large prescription drug contract in the first quarter 2006), offset by lower paid losses and lower tax payments.

•	Cash provided by investing activities primarily consisted of net proceeds of investments ($687 million), partially offset by net purchases of property and equipment ($30 million).
•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $403 million, repayment of long-term debt ($100 million) and net withdrawals of contractholder deposit funds of $38 million, partially offset by proceeds from issuances of common stock under CIGNA's stock plans of $162 million.

2005:

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

Interest Expense

Interest expense was $25 million for the three months ended March 31, 2006 and $26 million for the three months ended March 31, 2005.

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

CIGNA maintains a share repurchase program. From January 1, 2006 through May 3, 2006, CIGNA repurchased 4.3 million shares through this program at an average price of $125.31 per share for an aggregate cost of $540 million. On April 26, 2006, CIGNA's Board of Directors increased the repurchase authority by $500 million. The total remaining authorization as of May 3, 2006, was $720 million. See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the three months ended March 31, 2006.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In May 2004, CIGNA entered into a three-year syndicated revolving credit and letter of credit agreement for $1.0 billion. Of this amount, up to $600 million may be used to support an internal reinsurance arrangement.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is partially dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient liquidity to meet its obligations, including:

•	debt service requirements and payment of dividends to CIGNA shareholders; and
•	pension plan funding requirements.

However, if CIGNA's projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;
•	a substantial insurance or contractholder liability becomes due before related investment assets mature;
•	a substantial increase in funding is required for CIGNA's program to reduce the equity market risks associated with the guaranteed minimum death benefit contracts; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company.

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as lines of credit.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of May 3, 2006, the ratings of CIGNA and Connecticut General Life Insurance Company (CG Life), CIGNA's principal subsidiary were as follows:

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

Financial guarantees primarily associated with the sold retirement benefits business. Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2006, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.1 billion as of March 31, 2006. As of March 31, 2006, approximately 80% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of March 31, 2006.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $29 million as of March 31, 2006. CIGNA had no additional liabilities for these guarantees as of March 31, 2006.

Other financial guarantees. CIGNA had indemnification obligations to lenders up to $328 million as of March 31, 2006 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the second quarter of 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2006.

As of March 31, 2006, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire at the end of 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of March 31, 2006.

CIGNA guaranteed construction loans of $22 million as of March 31, 2006, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of March 31, 2006.

CIGNA had indemnification obligations as of March 31, 2006, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. As of March 31, 2006, aggregate liabilities for these obligations were less than $5 million.

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

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns, volatility of the underlying equity and bond mutual fund investments, interest rates, mortaility, lapse, credit risk and annuity election rates.

CIGNA regularly evaluates the assumptions used in establishing these assets and liabilities and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 27 of CIGNA's 2005 Annual Report to Shareholders. If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. See Note 12 to the Financial Statements for additional information on these assumptions.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2006 through 2014); and
•	All underlying mutual fund investment values remained at the March 31, 2006 value of $3.4 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $945 million before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of March 31, 2006, CIGNA had liabilities of $71 million related to these contracts and net amounts recoverable from reinsurers of $40 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of March 31, 2006. As of December 31, 2005, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $48 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of December 31, 2005. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. As of March 31, 2006, CIGNA's contractual obligations included commitments to purchase $140 million of fixed maturities during the remainder of 2006. For additional information on CIGNA's contractual obligations, see page 44 of CIGNA's 2005 Annual Report to Shareholders.

As a result of the contributions made in 2005 (see Note 7 to the Financial Statements), CIGNA does not expect to make domestic plan contributions in 2006, unless federal legislation currently being discussed changes the minimum funding requirements and increases CIGNA's required funding.

INVESTMENT ASSETS

CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 10, 11 and 14 to the Financial Statements in CIGNA’s 2005 Annual Report to Shareholders and Form 10-K.

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. Fixed maturities also include securities classified as trading.

In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations, as of March 31, 2006, mortgage loans includes $238 million of mortgage loans originated with the intent to sell. These mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses. Also in connection with this new strategy, as of March 31, 2006, CIGNA had commitments of $115 million to extend credit under commercial mortgage loans at a fixed rate of interest. As these mortgage loans will also be held for sale, these commitments are treated as derivatives and pre-tax decreases in their fair values of approximately $2 million are reported in realized investment gains and losses.

CIGNA’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Problem and Potential Problem Investments

“Problem” bonds and mortgage loans are either delinquent by 60 days or more or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.” For example, CIGNA considers mortgage loans to be potential problems if the borrower has requested restructuring or principal or interest payments are past due by more than 30 but fewer than 60 days.

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the three months of 2006 and 2005.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	March 31, 2006	December 31, 2005
Problem bonds	$52	$25
Potential problem bonds	$15	$45
Problem mortgage loans	$—	$10
Potential problem mortgage loans	$47	$47
Foreclosed real estate	$9	$—

Summary

CIGNA recorded $9 million after-tax in the first quarter of 2006, compared with $6 million after-tax in the first quarter of 2005, in realized investment losses for investment asset write-downs and changes in valuation reserves.

The weakness in certain sectors of the economy and rising interest rates may cause additional investment losses. These investment losses could materially affect future results of operations, although CIGNA does not currently expect them to have a material effect on its liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK

Market Risk of Financial Instruments

CIGNA’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

CIGNA uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and EURO would have been a decrease of approximately $90 million in the fair value of the futures contracts outstanding under this program as of March 31, 2006. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 5 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 28) or income benefit contracts (see page 34); and
•	minimum pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. For example, this Management’s Discussion and Analysis includes forward-looking information regarding, among other things, CIGNA's cost reduction programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA's full year 2006 results. You should not place undue reliance on these forward-looking statements. CIGNA cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increased medical costs that are higher than anticipated in establishing premium rates in CIGNA’s health care operations, including increased use and costs of medical services;
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see Employee benefits regulation on page 22 for more information);

3.
challenges and risks associated with implementing the improvement initiatives in the health care operations, the organizational realignment and the reduction of overall CIGNA and health care cost structure, including that operational efficiencies and medical cost benefits do not emerge as expected and that medical membership does not grow as expected;

4.	risks associated with the amount and timing of gain recognition on the sale of CIGNA's retirement benefits business;
5.
risks associated with pending and potential state and federal class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging CIGNA’s businesses and the outcome of pending government proceedings and federal tax audits;

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

11.
adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating CIGNA's liabilities for reinsurance contracts that guarantee minimum death benefits under certain variable annuities;

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
17.
potential public health epidemics and bio-terrorist activity, which could, among other things, cause our covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

18.	risks associated with security or interruption of information systems, which could among other things cause operational disruption; and
19.	risk factors detailed in CIGNA's Form 10-K for the year ended December 31, 2005, including the Cautionary Statement in Management’s Discussion and Analysis.

This list of important factors is not intended to be exhaustive. Other sections of the annual report on Form 10-K, including the “Risk Factors” section and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude CIGNA from realizing the forward-looking statements. While CIGNA may periodically update this discussion of risk factors, CIGNA does not undertake to update any forward-looking statement that may be made by or on behalf of CIGNA prior to its next required filing with the Securities and Exchange Commission.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In its Form 10-K for the year ended December 31, 2005, CIGNA described the Amara case. A trial for the case is expected to begin in September 2006.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended March 31, 2006:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Jan 1-31, 2006	641,147	$114.85	635,200	687,326,747
Feb 1-28, 2006	785,212	$122.43	785,100	591,210,228
Mar 1-31, 2006	2,072,590	$128.35	1,943,000	341,224,428
Total	3,498,949	$124.55	3,363,300
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 5,947 shares in January, 112 shares in February and 129,590 shares in March.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $341 million as of March 31, 2006 and $720 million as of May 3, 2006.

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

Date: May 3, 2006

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