Form 10-Q
period 2006-06-30
CIGNA CORP
filed 2006-08-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____

Commission file number 1-08323

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

As of June 30, 2006, 110,894,350 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

INDEX

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES
Premiums and fees	$3,369	$3,408	$6,637	$6,770
Net investment income	299	331	628	661
Other revenues	424	366	790	1,002
Realized investment gains	6	2	150	19
Total revenues	4,098	4,107	8,205	8,452

BENEFITS AND EXPENSES
Health Care medical claims expense	1,493	1,598	2,941	3,054
Other benefit expenses	825	827	1,613	1,695
Other operating expenses	1,372	1,245	2,715	2,601
Total benefits and expenses	3,690	3,670	7,269	7,350

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	408	437	936	1,102

Income taxes (benefits):
Current	65	168	319	227
Deferred	70	(102)	(8)	68
Total taxes	135	66	311	295

INCOME FROM CONTINUING OPERATIONS	273	371	625	807
INCOME FROM DISCONTINUED OPERATIONS	-	349	-	349
NET INCOME	$273	$720	$625	$1,156

EARNINGS PER SHARE - BASIC
INCOME FROM CONTINUING OPERATIONS	$2.37	$2.88	$5.31	$6.21
INCOME FROM DISCONTINUED OPERATIONS	-	2.70	-	2.69
NET INCOME	$2.37	$5.58	$5.31	$8.90

EARNINGS PER SHARE - DILUTED
INCOME FROM CONTINUING OPERATIONS	$2.33	$2.82	$5.22	$6.11
INCOME FROM DISCONTINUED OPERATIONS	-	2.66	-	2.65
NET INCOME	$2.33	$5.48	$5.22	$8.76

DIVIDENDS DECLARED PER SHARE	$0.025	$0.025	$0.050	$0.050

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of		As of
		June 30,		December 31,
		2006		2005

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $12,019; $13,873)		$12,423		$14,947
Equity securities, at fair value (cost, $133; $113)		149		135
Mortgage loans		3,957		3,934
Policy loans		1,408		1,337
Real estate		109		80
Other long-term investments		462		504
Short-term investments		56		439
Total investments		18,564		21,376
Cash and cash equivalents		1,388		1,709
Accrued investment income		233		282
Premiums, accounts and notes receivable		1,321		1,598
Reinsurance recoverables		8,118		7,018
Deferred policy acquisition costs		663		618
Property and equipment		612		638
Deferred income taxes		1,188		1,087
Goodwill		1,622		1,622
Other assets, including other intangibles		302		306
Separate account assets		8,265		8,609
Total assets		$42,276		$44,863

LIABILITIES
Contractholder deposit funds		$9,211		$9,676
Future policy benefits		8,424		8,626
Unpaid claims and claim expenses		4,279		4,281
Health Care medical claims payable		1,019		1,165
Unearned premiums and fees		534		515
Total insurance and contractholder liabilities		23,467		24,263
Accounts payable, accrued expenses and other liabilities		4,449		5,127
Short-term debt		376		100
Long-term debt		950		1,338
Nonrecourse obligations		75		66
Separate account liabilities		8,265		8,609
Total liabilities		37,582		39,503

CONTINGENCIES - NOTE 14

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 160; 160)		40		40
Additional paid-in capital		2,428		2,385
Net unrealized appreciation, fixed maturities	$33		$195
Net unrealized appreciation, equity securities	19		24
Net unrealized depreciation, derivatives	(23)		(14)
Net translation of foreign currencies	14		2
Minimum pension liability adjustment	(725)		(716)
Accumulated other comprehensive loss		(682)		(509)
Retained earnings		5,686		5,162
Less treasury stock, at cost		(2,778)		(1,718)
Total shareholders' equity		4,694		5,360

Total liabilities and shareholders' equity		$42,276		$44,863

SHAREHOLDERS' EQUITY PER SHARE		$42.33		$44.23

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended June 30,		2006		2005

Common stock		$40		$40

Additional paid-in capital, April 1		2,419		2,339
Effect of issuance of stock for employee benefits plans		9		17
Additional paid-in capital, June 30		2,428		2,356

Accumulated other comprehensive loss, April 1		(602)		(483)
Net unrealized appreciation (depreciation), fixed maturities	$(67)	(67)	$127	127
Net unrealized depreciation, equity securities	(1)	(1)	(5)	(5)
Net unrealized appreciation (depreciation) on securities	(68)		122
Net unrealized appreciation (depreciation), derivatives	(8)	(8)	9	9
Net translation of foreign currencies	5	5	(8)	(8)
Minimum pension liability adjustment	(9)	(9)	(30)	(30)
Other comprehensive income (loss)	(80)		93
Accumulated other comprehensive loss, June 30		(682)		(390)

Retained earnings, April 1		5,425		4,070
Net income	273	273	720	720
Effects of issuance of stock for employee benefits plans		(9)		(29)
Common dividends declared		(3)		(3)
Retained earnings, June 30		5,686		4,758

Treasury stock, April 1		(1,930)		(657)
Repurchase of common stock		(876)		(349)
Other, primarily issuance of treasury stock for employee benefit plans		28		121
Treasury stock, June 30		(2,778)		(885)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$193	$4,694	$813	$5,879

Six Months Ended June 30,

Common stock		$40		$40

Additional paid-in capital, January 1		2,385		2,360
Effects of issuance of stock for employee benefits plans		43		(4)
Additional paid-in capital, June 30		2,428		2,356

Accumulated other comprehensive loss, January 1		(509)		(336)
Net unrealized depreciation, fixed maturities	$(162)	(162)	$(19)	(19)
Net unrealized depreciation, equity securities	(5)	(5)	(7)	(7)
Net unrealized depreciation on securities	(167)		(26)
Net unrealized appreciation (depreciation), derivatives	(9)	(9)	7	7
Net translation of foreign currencies	12	12	(5)	(5)
Minimum pension liability adjustment	(9)	(9)	(30)	(30)
Other comprehensive loss	(173)		(54)
Accumulated other comprehensive loss, June 30		(682)		(390)

Retained earnings, January 1		5,162		3,679
Net income	625	625	1,156	1,156
Effects of issuance of stock for employee benefits plans		(95)		(71)
Common dividends declared		(6)		(6)
Retained earnings, June 30		5,686		4,758

Treasury stock, January 1		(1,718)		(540)
Repurchase of common stock		(1,295)		(589)
Other, primarily issuance of treasury stock for employee benefit plans		235		244
Treasury stock, June 30		(2,778)		(885)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$452	$4,694	$1,102	$5,879

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$625	$1,156
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(349)
Insurance liabilities	(160)	(312)
Reinsurance recoverables	47	(21)
Deferred policy acquisition costs	(38)	(29)
Premiums, accounts and notes receivable	159	68
Accounts payable, accrued expenses and other liabilities	(393)	92
Current income taxes	134	6
Deferred income taxes	(8)	68
Realized investment (gains)	(150)	(19)
Depreciation and amortization	107	112
Gains on sales of businesses	(33)	(348)
Mortgage loans originated and held for sale	(312)	-
Proceeds from sales of mortgage loans held for sale	99	-
Other, net	4	(5)
Net cash provided by operating activities	81	419

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	1,745	1,481
Equity securities	17	4
Mortgage loans	292	175
Other (primarily short-term investments)	893	6
Investment maturities and repayments:
Fixed maturities	505	635
Mortgage loans	147	159
Investments purchased:
Fixed maturities	(1,592)	(1,834)
Equity securities	(40)	(6)
Mortgage loans	(545)	(380)
Other (primarily short-term investments)	(485)	(697)
Conversion of single premium annuity business	(45)	-
Property and equipment, net	(67)	(51)
Net cash provided by (used in) investing activities	825	(508)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	293	339
Withdrawals and benefit payments from contractholder deposit funds	(318)	(269)
Change in cash overdraft position	(4)	(219)
Repayment of long-term debt	(100)	-
Repurchase common stock	(1,273)	(576)
Issuance of common stock	180	180
Common dividends paid	(6)	(6)
Net cash used in financing activities	(1,228)	(551)

Effect of foreign currency rate changes on cash and cash equivalents	1	-

Net decrease in cash and cash equivalents	(321)	(640)
Cash and cash equivalents, beginning of period	1,709	2,519

Cash and cash equivalents, end of period	$1,388	$1,879

Supplemental Disclosure of Cash Information:
Income taxes paid, net	$164	$209
Interest paid	$52	$52

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

NOTE 2 - RECENT ACCOUNTING
PRONOUNCEMENTS

Uncertain tax positions. In 2006, the staff of the Financial Accounting Standards Board (FASB) issued an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," providing guidance to recognize and measure uncertain tax positions that are "more likely than not" to result in a benefit if challenged by the IRS. The guidance clarifies that the amount of tax benefit recognized should be measured using management's best estimate based on the most favorable expected benefit with greater than fifty percent likelihood of being realized. The interpretation also requires that interest expense and penalties be recognized for any reserved portion of an uncertain tax position beginning when the effect of that position is reported to tax authorities. CIGNA expects to implement this interpretation as required in the first quarter of 2007 with no material effects to the financial statements.

Certain financial instruments. In 2006, the FASB issued an amendment related to SFAS No. 133, "Accounting for Derivatives and Hedging Activities," for implementation in the first quarter of 2007. The amendment clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. CIGNA will implement the amendment beginning with financial instruments acquired in the first quarter of 2007, with no material effects to the financial statements expected at adoption. However, this amendment may affect future income recognition for certain financial instruments if additional derivatives are identified because any changes in their fair values will be recognized in net income each period.

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

Other-than-temporary impairment. Effective January 1, 2006, CIGNA implemented guidance provided by the FASB on evaluating fixed maturities and equity securities for other-than-temporary impairment. Because this guidance is largely a summary of existing accounting principles generally accepted in the United States of America, there was no material effect in accounting for fixed maturities and equity securities with other-than-temporary impairments at implementation on January 1, 2006. See Note 11 for a review of declines in fair value of fixed maturities and equity securities.

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

Compensation cost and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Compensation cost	$11	$8	$23	$14
Tax benefits	$4	$3	$8	$5

Compensation expense for stock options was determined using the following data:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Options in thousands)	2006	2005	2006	2005
Options granted	7	37	531	818
Weighted average fair
value of options granted	$37.06	$37.01	$43.88	$34.02

CIGNA calculated the average fair value using the Black-Scholes option pricing model. The following assumptions were used for the periods indicated:

	As of June 30,
	2006		2005
Dividend yield	0.1%		0.1%
Expected volatility	35.0%		35.0%
Risk-free interest rate	4.6%		3.9%
Expected option life	4.5	years	5.25	years

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

Restricted stock granted and the average fair value at the date of grant were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Grants in thousands)	2006	2005	2006	2005
Restricted stock granted	4	30	197	312
Weighted average fair value	$111.90	$94.47	$122.27	$91.66

NOTE 3 - INCOME TAXES

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. Pursuant to this approval, CIGNA recorded total tax benefits of $430 million consisting of:

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

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an initial after-tax gain of $809 million, of which $267 million after-tax was recognized immediately. The after-tax gain was subsequently reduced by $3 million to reflect additional taxes on the sale. In the second quarter of 2006, the after-tax gain was increased by $12 million to reflect the conversion of the single premium annuity business to indemnity coinsurance (see below). Both of these adjustments are reflected in the deferred portion of the gain.

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains the contractual obligation to pay these liabilities, $542 million of the initial after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with most of the insured parties relieving CIGNA of any remaining contractual obligation to those parties (novation). Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, future policy benefits, reinsurance recoverables and separate account balances. As of June 30, 2006 the remaining contractholder deposit funds and future policy benefits associated with the sold retirement benefits business totaled $2.5 billion. See Note 8 for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended June 30,
2006
Accelerated deferred gain amortization	$2	$5
Normal deferred gain amortization	$4	$3
2005
Accelerated deferred gain amortization	$45	$29
Normal deferred gain amortization	$4	$3
Six Months Ended June 30,
2006
Accelerated deferred gain amortization	$6	$6
Normal deferred gain amortization	$6	$4
2005
Accelerated deferred gain amortization	$305	$198
Normal deferred gain amortization	$18	$12

The remaining pre-tax deferred gain as of June 30, 2006 was $71 million.

In 2005, in connection with a modified coinsurance arrangement, CIGNA received units of the buyer’s separate accounts and continues to carry those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At June 30, 2006, there were approximately $3.2 billion of separate account assets and liabilities associated with this business not yet directly assumed by the buyer.

From April 1, 2004 through March 31, 2006, CIGNA had a modified coinsurance arrangement relating to the single premium annuity business sold to the buyer. Under the arrangement, CIGNA retained the invested assets supporting the reinsured liabilities. These invested assets were held in a business trust established by CIGNA.

Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets. CIGNA transferred invested assets to the buyer and recorded a reinsurance recoverable of approximately $1.6 billion in the second quarter of 2006, which corresponds to the liabilities for the single premium annuity business held by CIGNA as of June 30, 2006. As a result of the conversion to indemnity coinsurance, CIGNA increased the pre-tax deferred gain by approximately $17 million ($12 million after-tax). The additional deferred gain will be amortized on a basis consistent with the original deferred gain.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2006
Income from continuing operations	$273	-	$273
Shares (in thousands):
Weighted average	115,411	-	115,411
Options and restricted stock grants		1,567	1,567
Total shares	115,411	1,567	116,978
EPS	$2.37	$(0.04)	$2.33
2005
Income from continuing operations	$371	-	$371
Shares (in thousands):
Weighted average	128,986	-	128,986
Options and restricted stock grants		2,360	2,360
Total shares	128,986	2,360	131,346
EPS	$2.88	$(0.06)	$2.82
Six Months Ended June 30,
2006
Income from continuing operations	$625	-	$625
Shares (in thousands):
Weighted average	117,666	-	117,666
Options and restricted stock grants		2,067	2,067
Total shares	117,666	2,067	119,733
EPS	$5.31	$(0.09)	$5.22
2005
Income from continuing operations	$807	-	$807
Shares (in thousands):
Weighted average	129,850	-	129,850
Options and restricted stock grants		2,182	2,182
Total shares	129,850	2,182	132,032
EPS	$6.21	$(0.10)	$6.11

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as the estimated proceeds from their exercise was greater than the average share price of CIGNA's common stock for the period.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Antidilutive options	2.0	3.3	1.3	4.8

CIGNA held 49,134,111 shares of common stock in Treasury as of June 30, 2006, and 31,460,719 shares as of June 30, 2005.

NOTE 6 - HEALTH CARE MEDICAL CLAIMS PAYABLE

Medical claims payable for the Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported (IBNR), those which have been reported but not yet paid (reported claims in process) and other medical expense payable, which primarily comprises accruals for provider incentives and other amounts payable to providers. IBNR comprises the majority of the reserve balance as follows:

	June 30,	December 31,
(In millions)	2006	2005
IBNR	$896	$1,004
Reported claims in process	74	116
Other medical expense payable	49	45
Medical claims payable	$1,019	$1,165

Activity in medical claims payable was as follows:

	As of	As of
(In millions)	June 30, 2006	December 31, 2005
Beginning Balance - Jan. 1	$1,165	$1,594
Less: Reinsurance and other
amounts recoverable	342	497
Beginning Balance, net	823	1,097
Incurred claims related to:
Current year	3,094	6,631
Prior years	(153)	(326)
Total incurred	2,941	6,305
Paid claims related to:
Current year	2,453	5,844
Prior years	570	735
Total paid	3,023	6,579
Ending Balance, net	741	823
Add: Reinsurance and other
amounts recoverable	278	342
Ending Balance	$1,019	$1,165

For the following reasons, the amount of incurred claims related to prior years do not directly correspond to an increase or decrease in CIGNA's net income in the period recognized.

First, due to the nature of CIGNA's retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrue to CIGNA and directly impact net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on net income. An account is in surplus when the premium received exceeds the medical expense and administrative charges, including profit charges.

Second, CIGNA consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions. As such, a portion of the incurred claims related to prior years represents the amount established to achieve that level of confidence, which may be offset by an equivalent amount established as part of the estimate of incurred claims related to current years. A change in incurred claims related to prior years which is completely offset in this manner will not affect CIGNA's net income.

The favorable incurred claims related to prior years’ reserves of $153 million for the six months ended June 30, 2006 and $326 million for the year ended December 31, 2005 was a result of actual experience differing from CIGNA's key assumptions. Specifically, the favorable impact is primarily due to higher than expected completion factors reflecting better than expected time to process and lower than expected medical cost trends.

The determination of liabilities for health care medical claims payable requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 24 of CIGNA's June 30, 2006 Form 10-Q.

NOTE 7 - GUARANTEED MINIMUM DEATH BENEFIT AND INCOME BENEFIT CONTRACTS

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

During the first quarter of 2005, CIGNA completed its normal review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflected updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $932 million as of June 30, 2006, and $951 million as of December 31, 2005.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of June 30, 2006:

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-23% depending on the net amount at risk for each policy and whether surrender charges apply.

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

As of June 30, 2006, the aggregate fair value of the underlying mutual fund investments was $36.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.0 million contractholders had died on that date) was $6.3 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

The notional amount of futures contract positions held by CIGNA at June 30, 2006, was $1.1 billion. CIGNA recorded in other revenues a pre-tax gain of $16 million for the second quarter and a pre-tax loss of $24 million for the six months of 2006, compared with a pre-tax loss of $21 million for the second quarter and a pre-tax gain of $17 million for the six months of 2005 primarily from futures contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2005 Annual Report to Shareholders.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 14 for further information.

NOTE 8 - REINSURANCE

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $2.5 billion as of June 30, 2006, and $1.2 billion as of December 31, 2005 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The increase from 2005 includes $1.6 billion as a result of the conversion of the single premium annuity business to indemnity coinsurance effective April 1, 2006. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in business trusts established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $4.9 billion at June 30, 2006, and $5.0 billion at December 31, 2005, from Lincoln National Corporation that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

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

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2006, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees
Individual life insurance
and annuity business sold	$64	$69	$128	$136
Other	53	55	98	96
Total	$117	$124	$226	$232
Reinsurance recoveries
Individual life insurance
and annuity business sold	$78	$77	$153	$140
Other	10	25	45	68
Total	$88	$102	$198	$208

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. Components of net pension cost were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$16	$19	$35	$36
Interest cost	56	55	111	110
Expected return on plan assets	(52)	(44)	(104)	(90)
Amortization of:
Net loss from past experience	35	34	76	70
Prior service cost	-	-	-	(1)
Net pension cost	$55	$64	$118	$125

During the second quarter of 2006, CIGNA's minimum pension liability increased primarily due to the annual update of plan census data. This resulted in a decrease to shareholder’s equity of $9 million after-tax. During the second quarter of 2005, CIGNA recorded a similar charge which resulted in a decrease to shareholder’s equity of $30 million after-tax.

CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee

Retirement Income Security Act of 1974, as amended (ERISA).

During 2005, CIGNA made pension contributions to the domestic and international pension plans totaling $544 million which included an acceleration of expected contributions to meet domestic pension plan funding requirements in 2006 and 2007. Therefore, CIGNA does not expect to make domestic pension plan contributions in 2006, unless federal legislation currently being discussed changes the minimum funding requirements and increases CIGNA's required funding.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$-	$-	$1	$1
Interest cost	6	4	12	13
Expected return on plan assets	(1)	-	(1)	(1)
Amortization of:
Net gain from past experience	-	(1)	(1)	(1)
Prior service cost	(4)	(3)	(8)	(8)
Net other postretirement
benefit cost	$1	$-	$3	$4

NOTE 10 - COST REDUCTION PROGRAM

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

(In millions)	Health Care	Corporate	Total
Balance as of December 31, 2005	$6	$13	$19
First quarter 2006 activity	(5)	(3)	(8)
Balance as of March 31, 2006	1	10	11
Second quarter 2006 activity	-	(5)	(5)
Balance as of June 30, 2006	$1	$5	$6

CIGNA substantially completed this program during the second quarter of 2006.

NOTE 11 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Fixed maturities	$(18)	$2	$(14)	$15
Equity securities	(8)	(1)	(5)	-
Mortgage loans	-	(2)	(6)	(2)
Real estate	-	(1)	-	(1)
Other investments,
including derivatives	32	4	175	7
Realized investment gains,
before income taxes	6	2	150	19
Less income taxes	3	1	53	7
Net realized investment gains	$3	$1	$97	$12

For the second quarter and six months of 2006, realized investment results reflect:

•	gains on other investments from sales of equity interests in real estate limited liability entities; and
•	losses on fixed maturities largely due to the impact of rising interest rates on investments where CIGNA cannot demonstrate the intent and ability to hold until recovery.

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Proceeds from sales	$1,222	$887	$1,762	$1,485
Gross gains from sales	$11	$7	$27	$22
Gross losses from sales	$(21)	$(8)	$(33)	$(14)

Fixed maturities included securities of $34 million at June 30, 2006 and $39 million at December 31, 2005 classified as trading. These securities are carried at fair value with changes in fair value reported in other revenues.

As of June 30, 2006, CIGNA had commitments to purchase $163 million of fixed maturities during the remainder of 2006.

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

As of June 30, 2006, fixed maturities (primarily investment grade corporate bonds) and equity securities with a decline in fair value from cost were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation
Fixed Maturities:
One year or less:
Investment grade	$4,258	$4,404	$(146)
Below investment grade	$227	$233	$(6)
More than one year:
Investment grade	$899	$946	$(47)
Below investment grade	$25	$26	$(1)
Equity Securities:
Less than one year	$20	$21	$(1)

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in interest rates since purchase.

CIGNA recorded pre-tax impairments in fixed maturities of $18 million in the second quarter and $27 million for the six months of 2006, compared with $2 million in the second quarter and $10 million for the six months of 2005.

Mortgage Loans

In connection with CIGNA’s investment strategy to enhance investment yields by selling senior participations, as of June 30, 2006, mortgage loans includes $122 million of mortgage loans originated with the intent to sell. These mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses. Also in connection with this strategy, CIGNA entered into commitments to extend credit under commercial mortgage loans at a fixed rate of interest. As these mortgage loans will also be held for sale, these commitments are treated as derivatives and pre-tax decreases in their fair values of approximately $2 million are reported in realized investment gains and losses.

Other Long-term Investments

As of June 30, 2006, CIGNA had commitments to contribute:

•	$293 million to limited liability entities that hold either real estate or loans to real estate entities; and
•	$283 million to entities that hold securities.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits for certain annuities; and
•
amounts required to adjust other liabilities after the initial reclassification of unrealized appreciation under a modified coinsurance arrangement and prior to the April 1, 2006 transfer of invested assets to the buyer of the retirement benefits business.

Changes in accumulated other comprehensive income (loss) were as follows:

(In millions)	Pre-tax	Tax (Expense) Benefit	After-tax
Three Months Ended June 30,
2006
Net unrealized depreciation, securities:
Unrealized depreciation on securities
held	$(130)	$45	$(85)
Losses realized on securities	26	(9)	17
Net unrealized depreciation, securities	$(104)	$36	$(68)
Net unrealized depreciation,
derivatives	$(13)	$5	$(8)
Net translation of foreign
currencies	$7	$(2)	$5
Minimum pension liability
adjustment	$(13)	$4	$(9)
2005
Net unrealized appreciation, securities:
Unrealized appreciation on securities
held	$188	$(65)	$123
Gains realized on securities	(1)	-	(1)
Net unrealized appreciation, securities	$187	$(65)	$122
Net unrealized appreciation,
derivatives	$14	$(5)	$9
Net translation of foreign
currencies	$(11)	$3	$(8)
Minimum pension liability
adjustment	$(46)	$16	$(30)

(In millions)	Pre-tax	Tax (Expense) Benefit	After-tax
Six Months Ended June 30,
2006
Net unrealized depreciation, securities:
Unrealized depreciation on securities
held	$(275)	$96	$(179)
Losses realized on securities	19	(7)	12
Net unrealized depreciation, securities	$(256)	$89	$(167)
Net unrealized depreciation,
derivatives	$(15)	$6	$(9)
Net translation of foreign
currencies	$18	$(6)	$12
Minimum pension liability
adjustment	$(13)	$4	$(9)
2005
Net unrealized depreciation, securities:
Unrealized depreciation on securities
held	$(25)	$9	$(16)
Gains realized on securities	(15)	5	(10)
Net unrealized depreciation, securities	$(40)	$14	$(26)
Net unrealized depreciation,
derivatives	$12	$(5)	$7
Net translation of foreign
currencies	$(6)	$1	$(5)
Minimum pension liability
adjustment	$(46)	$16	$(30)

NOTE 13 - SEGMENT INFORMATION

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. In accordance with accounting principles generally accepted in the United States of America, operating segments that do not require separate disclosure may be combined. CIGNA measures the financial results of its segments using “segment earnings (loss)” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains (losses).

Summarized segment financial information was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees and other revenues
Health Care	$2,775	$2,811	$5,473	$5,569
Disability and Life	569	553	1,125	1,110
International	373	304	730	604
Run-off Retirement	7	51	13	325
Run-off Reinsurance	34	1	9	62
Other Operations	48	61	102	118
Corporate	(13)	(7)	(25)	(16)
Total	$3,793	$3,774	$7,427	$7,772
Income (loss) from continuing operations
Health Care	$159	$173	$315	$364
Disability and Life	64	59	122	118
International	36	32	73	62
Run-off Retirement	5	32	5	198
Run-off Reinsurance	(16)	(10)	(16)	(26)
Other Operations	21	40	46	70
Corporate	1	44	(17)	9
Segment earnings	270	370	528	795
Realized investment gains,
net of taxes	3	1	97	12
Income from continuing
operations	$273	$371	$625	$807

NOTE 14 - CONTINGENCIES AND OTHER MATTERS

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

Financial Guarantees primarily associated with the Sold Retirement Benefits Business

Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2006, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of June 30, 2006. As of June 30, 2006, approximately 80% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of June 30, 2006.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $28 million as of June 30, 2006. CIGNA had no additional liabilities for these guarantees as of June 30, 2006.

Other Financial Guarantees

CIGNA had indemnification obligations to lenders up to $333 million as of June 30, 2006 related to borrowings by certain real estate joint ventures which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the third quarter of 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2006.

As of June 30, 2006, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire at the end of 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of June 30, 2006.

CIGNA guaranteed construction loans of $21 million as of June 30, 2006 related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of June 30, 2006.

CIGNA had indemnification obligations as of June 30, 2006 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these guarantees as of June 30, 2006.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2006 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2006 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $866 million before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of June 30, 2006, CIGNA had liabilities of $93 million related to these contracts and net amounts recoverable from reinsurers of $52 million. CIGNA had an additional liability of $48 million associated with the cost of reinsurance as of June 30, 2006. As of December 31, 2005, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $48 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of December 31, 2005. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

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

South Korea represents the single largest geographic market for CIGNA's international businesses. South Korea generated 29% of International revenues for the second quarter and six months of 2006. South Korea generated 43% of segment earnings for the second quarter and 40% for the six months of 2006. International’s business in South Korea would be vulnerable to adverse consumer credit and geopolitical conditions in that country.

Litigation and Other Legal Matters

In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute with a representative of certain physicians over the amount of their payments under the settlement with the physician class is likely to be resolved in 2006. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  CIGNA and some of its subsidiaries are included in one such lawsuit seeking injunctive relief against these types of contingent compensation arrangements.  CIGNA is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney. In addition, CIGNA is providing information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office. Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including CIGNA and certain of its subsidiaries, asserting that contingent commissions are unlawful.  These suits are now in a multi-district litigation proceeding in federal court in New Jersey. CIGNA disagrees with the assertions against it in the lawsuits.

A purported class action lawsuit and a shareholder derivative lawsuit, both originating in 2002, against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  The judge handling these cases has ordered the parties to participate in mediation, which is likely to occur in September 2006 or shortly thereafter. If mediation is unsuccessful, the case is expected to enter the trial pool in November 2006. These dates can change, and entry in the trial pool does not necessarily indicate when the case will actually go to trial.

Plaintiffs representing CIGNA Pension Plan participants who earned certain Plan benefits prior to 1998 filed a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, that these conditions are not adequately disclosed to Plan participants, and that the Plan’s cash balance formula discriminates against older employees. A trial of this lawsuit is scheduled to begin in September 2006.

See “Unicover and other run-off reinsurance” in Note 8 for a description of legal matters arising out of the run-off reinsurance operations.

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
Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2006”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 44.

The following discussion addresses the financial condition of CIGNA as of June 30, 2006, compared with December 31, 2005, and its results of operations for the second quarter and six months ended June 30, 2006, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2005 Annual Report to Shareholders and Form 10-K, to which the reader is directed for additional information.

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

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, profitably growing the disability and life insurance and international businesses and managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) offer products that meet emerging consumer and market trends; (2) strengthen underwriting and pricing effectiveness; (3) improve medical membership results; (4) improve medical cost trends; (5) deliver quality member service; and (6) lower administrative expenses (see pages 31 and 32 for further discussion).

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

CIGNA's disability and life insurance operations continue to focus on profitable growth with a particular emphasis on middle market disability business. The international business is focused on profitable growth particularly in the life, accident and health insurance and expatriate benefits businesses. In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires (see page 35 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$3,369	$3,408	$6,637	$6,770
Net investment income	299	331	628	661
Other revenues	424	366	790	1,002
Realized investment gains	6	2	150	19
Total revenues	4,098	4,107	8,205	8,452
Benefits and expenses	3,690	3,670	7,269	7,350
Income from continuing
operations before taxes	408	437	936	1,102
Income taxes	135	66	311	295
Income from continuing
operations	273	371	625	807
Income from discontinued
operations	-	349	-	349
Net income	$273	$720	$625	$1,156
Realized investment gains,
net of taxes	$3	$1	$97	$12

CIGNA’s income from continuing operations includes special items, which are discussed below.

Excluding these special items, income from continuing operations for the second quarter and six months of 2006 reflects solid earnings in the Health Care segment and strong results in the disability and life insurance and international businesses.

Additionally, income from continuing operations for the six months of 2006 reflects higher realized investment gains resulting from sales of equity interests in real estate limited liability entities.

Income Taxes

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. Pursuant to this approval, CIGNA recorded total tax benefits of $430 million consisting of:

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

CIGNA recovered approximately $220 million in net cash in October of 2005 relating to CIGNA's refund claim and settlement of audit issues.

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of operations. There are no special items for the second quarter or six months of 2006.

SPECIAL ITEMS	Pre-Tax	After-Tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
Three Months Ended June 30, 2005
Accelerated recognition of deferred gain
on sale of retirement benefits business	$45	$29
IRS tax settlement	6	81
Total	$51	$110
Six Months Ended June 30, 2005
Accelerated recognition of deferred gain
on sale of retirement benefits business	$305	$198
IRS tax settlement	6	81
Cost reduction charge	(51)	(33)
Charge associated with a modified
coinsurance arrangement	(12)	(8)
Total	$248	$238

Outlook for 2006

CIGNA expects full year 2006 income from continuing operations excluding realized investment results and special items to be lower than the comparable 2005 amount primarily because of the significant amount of favorable prior year claim development recognized in 2005. Excluding the favorable prior year claim development in 2005 and through the first six months of 2006, CIGNA expects full year 2006 income from continuing operations excluding realized investment results and special items to be higher than 2005 primarily due to improvement in the health care operations and continued strong results in the disability and life insurance and international businesses. CIGNA's outlook is subject to the factors cited in the Cautionary Statement on page 44.

Information is not available for management to reasonably estimate future realized investment gains (losses). Special items for 2006 may include:

•	potential charges associated with matters in litigation; and
•	potential charges associated with cost reduction initiatives.

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

Health Care Medical Claims Payable. Medical claims payable for the Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

CIGNA develops these estimates using actuarial principles and assumptions based on historical and projected claim payment patterns, medical cost trends, benefit design, seasonality, utilization of health care services and other relevant operational factors. CIGNA consistently applies these actuarial principles and assumptions each reporting period, with consideration given to the variability of these factors. CIGNA analyzes the historical claim payment patterns by comparing the dates claims were incurred, generally the dates services were provided, to the dates claims were paid to determine “completion factors.” CIGNA calculates completion factors by aggregating this historical claim data and estimating the percentage of claims incurred in a particular month that will be resolved and paid in subsequent months.

Claims incurred in the most recent months have limited paid claim data, since a large portion of health care claims are not submitted to CIGNA for payment until a few months after services have been provided. This makes the completion factor approach less reliable for claims incurred in the most recent months. As a result, in any reporting period, for estimates of the ultimate claims incurred in the most recent months, CIGNA primarily relies on medical cost trend analysis, which reflects expected claim payment patterns and other relevant operational considerations.

Finally, CIGNA consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions.

Adjustments to CIGNA's key assumptions are made in each reporting period, as appropriate, based on historical information and emerging trends. Circumstances which have resulted in changes to assumptions over the periods presented include: the level of medical service utilization, which has resulted in lower medical cost trend assumptions in 2005 and through the six months of 2006; improvement in the time to process claims, which has resulted in an increase in completion factor assumptions; changes in benefit design; and other operational and environmental factors.

On a quarterly basis, management evaluates key reserving assumptions by comparing the assumptions used in establishing the reserves to actual experience. When actual experience differs from the assumptions used in establishing reserves, medical claims payable are increased or decreased. In establishing medical claims payable for the six months ended June 30, 2006, CIGNA primarily considered two factors: the improvement in time to process claims, resulting in an increase to completion factors; and the deceleration of utilization of medical services, resulting in a reduction in medical cost trend assumptions. Additionally, each quarter, CIGNA evaluates expected future developments which may impact key assumptions, including changes in business mix and other operational and environmental factors.

For each reporting period, the estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments. The adequacy of these estimates is highly sensitive to changes in our key assumptions, specifically completion factors, which are impacted by actual or expected changes in the submission and payment of medical claims, and medical cost trends, which are impacted by actual or expected changes in the utilization of medical services.

The following table illustrates the sensitivity resulting from reasonably likely changes in CIGNA’s key assumptions and the estimated potential impact that these changes could have on CIGNA’s medical claims payable and net income in the future:

(Dollars in millions)
	Increase / (decrease) in medical claims payable		Increase / (decrease) in Net Income
(Decrease)/ increase in factor	Change in completion factors[1]	Change in trend[2]	Change in completion factors[1]	Change in trend[2]
-2%	$62	$(39)	$(24)	$14
-1%	31	(19)	(12)	7
1%	(30)	19	11	(7)
2%	(59)	39	22	(14)

[1]Assumes (decrease)/increase in reserve completion factors for the most recent three months based on the book of business mix as of June 30, 2006.
[2]Assumes (decrease)/increase in trend for the most recent three months based on the book of business mix as of June 30, 2006.

An increase or decrease in medical claims payable does not directly correspond to an increase or decrease in CIGNA's net income in the period recognized, as discussed in Note 6 to the Financial Statements.

In addition, a 1% increase in the medical cost trend on our current year incurred medical costs (paid claims plus change in reserve) would reduce net income by approximately $30 million.

Summary. In addition, there are other accounting estimates used in the preparation of CIGNA’s consolidated financial statements, including estimates of liabilities for future policy benefits other than those identified above, as well as estimates with respect to unpaid claims and claim expenses, post-employment and postretirement benefits other than pensions, certain compensation accruals and income taxes.

Management believes the current assumptions used to estimate amounts reflected in CIGNA’s consolidated financial statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in CIGNA’s consolidated financial statements, the resulting changes could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on liquidity and CIGNA’s financial condition.

ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Sale of Retirement Benefits Business. On April 1, 2004, CIGNA sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an initial after-tax gain of $809 million, of which $267 million after-tax was recognized immediately. The after-tax gain was subsequently reduced by $3 million to reflect additional taxes on the sale. In the second quarter of 2006, the after-tax gain increased by $12 million resulting from the conversion of the single premium annuity business to indemnity coinsurance (see below). Both of these adjustments are reflected in the deferred portion of the gain.

As this transaction was primarily in the form of a reinsurance arrangement under which CIGNA retains the contractual obligation to pay these liabilities, $542 million of the initial after-tax gain was deferred. Subsequent to the original reinsurance transaction, the buyer of the retirement benefits business has entered into agreements with most of the insured parties relieving CIGNA of any remaining contractual obligation to those parties (novation). Additional such agreements are expected.

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, future policy benefits, reinsurance recoverables and separate account balances. As of June 30, 2006, the remaining contractholder deposit funds and future policy benefits associated with the sold retirement benefits business totaled $2.5 billion. See Note 8 to the Financial Statements for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended June 30,
2006
Accelerated deferred gain amortization	$2	$5
Normal deferred gain amortization	$4	$3
2005
Accelerated deferred gain amortization	$45	$29
Normal deferred gain amortization	$4	$3
Six Months Ended June 30,
2006
Accelerated deferred gain amortization	$6	$6
Normal deferred gain amortization	$6	$4
2005
Accelerated deferred gain amortization	$305	$198
Normal deferred gain amortization	$18	$12

For the second quarter and six months of 2006, accelerated deferred gain amortization was not reported as a special item. The remaining pre-tax deferred gain as of June 30, 2006 was $71 million.

In 2005, in connection with a modified coinsurance arrangement, CIGNA received units of the buyer’s separate accounts and continues to carry those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At June 30, 2006, there were approximately $3.2 billion of separate account assets and liabilities associated with this business not yet directly assumed by the buyer.

From April 1, 2004 through March 31, 2006, CIGNA had a modified coinsurance arrangement relating to the single premium annuity business sold to the buyer. Under the arrangement, CIGNA retained the invested assets supporting the reinsured liabilities. These invested assets were held in a business trust established by CIGNA.

Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets. CIGNA transferred invested assets to the buyer and recorded a reinsurance recoverable of approximately $1.6 billion in the second quarter of 2006, which corresponds to the liabilities for the single premium annuity business held by CIGNA as of June 30, 2006. As a result of the conversion to indemnity coinsurance, CIGNA increased the pre-tax deferred gain by approximately $17 million ($12 million after-tax). The additional deferred gain will be amortized on the same basis as the original deferred gain.

OTHER MATTERS

Minimum Pension Liability

During the second quarter of 2006, CIGNA's minimum pension liability increased primarily due to the annual update of plan census data. This resulted in a decrease to shareholder’s equity of $9 million after-tax. During the second quarter of 2005, CIGNA recorded a similar charge which resulted in a decrease to shareholder’s equity of $30 million after-tax.

Cost Reduction Program

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

(In millions)	Health Care	Corporate	Total
Balance as of December 31, 2005	$6	$13	$19
First quarter 2006 activity	(5)	(3)	(8)
Balance as of March 31, 2006	1	10	11
Second quarter 2006 activity	-	(5)	(5)
Balance as of June 30, 2006	$1	$5	$6

CIGNA substantially completed this program during the second quarter of 2006 and estimates annualized after-tax savings to be approximately $65 million.

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
Litigation and other legal matters. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute with a representative of certain physicians over the amount of their payments under the settlement with the physician class is likely to be resolved in 2006. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.   Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  CIGNA and some of its subsidiaries are included in one such lawsuit seeking injunctive relief against these types of contingent compensation arrangements.  CIGNA is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney. In addition, CIGNA is providing information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office. Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including CIGNA and certain of its subsidiaries, asserting that contingent commissions are unlawful.  These suits are now in a multi-district litigation proceeding in federal court in New Jersey. CIGNA disagrees with the assertions against it in the lawsuits.

A purported class action lawsuit and a shareholder derivative lawsuit, both originating in 2002, against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  The judge handling these cases has ordered the parties to participate in mediation, which is likely to occur in September 2006 or shortly thereafter. If mediation is unsuccessful, the case is expected to enter the trial pool in November 2006. These dates can change, and entry in the trial pool does not necessarily indicate when the case will actually go to trial.

Plaintiffs representing CIGNA Pension Plan participants who earned certain Plan benefits prior to 1998 filed a class action lawsuit against CIGNA and the CIGNA Pension Plan. The plaintiffs allege, among other things, that the Plan violated ERISA by impermissibly conditioning certain post-1997 benefit accruals on the amount of pre-1998 benefit accruals, that these conditions are not adequately disclosed to Plan participants, and that the Plan’s cash balance formula discriminates against older employees. A trial of this lawsuit is scheduled to begin in September 2006.

See “Unicover and other run-off reinsurance” on page 35 for a description of legal matters arising out of the run-off reinsurance operations.

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

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Note 14 to the Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Financial Statements.

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. CIGNA measures the financial results of its segments using “segment earnings (loss),” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains (losses).

HEALTH CARE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$2,423	$2,544	$4,779	$5,043
Net investment income	67	65	138	133
Other revenues	352	267	694	526
Segment revenues	2,842	2,876	5,611	5,702
Benefits and expenses	2,597	2,614	5,127	5,148
Income before taxes	245	262	484	554
Income taxes	86	89	169	190
Segment earnings	$159	$173	$315	$364
Realized investment gains,
net of taxes	$12	$1	$72	$3
Special item (after-tax)
included in segment earnings:
Cost reduction charge	$-	$-	$-	$(14)

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

Results

Segment earnings include favorable after-tax prior year claim development of $16 million for the second quarter and $32 million for the six months of 2006, compared with $34 million for the second quarter and $101 million for the six months of 2005. Favorable prior year claim development in both 2006 and 2005 is primarily due to:

•	higher than expected completion factors reflecting better than expected time to process claims; and
•	lower than expected medical cost trends.

Excluding prior year claim development and the special item in 2005 noted in the above table, segment earnings for the second quarter and six months of 2006 were slightly higher, reflecting higher results in the experience-rated business including a large settlement on cancelled business and effective operating expense management, partially offset by lower results in the guaranteed cost business, primarily due to lower pricing yields. The six months of 2006 also reflect losses in the Medicare Part D program.

Premiums and Fees

Premiums and fees reflect lower premiums resulting from the loss in the first quarter of 2006 of a large prescription drug contract ($271 million for the second quarter and $557 million for the six months of 2006) in the experience-rated business. Excluding this loss, premiums and fees increased by 7% for the second quarter and six months of 2006 primarily due to increased guaranteed cost membership and rate increases.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Medical:
Commercial HMO	$675	$665	$1,344	$1,321
Other Guaranteed Cost	212	103	402	204
Experience-rated medical	454	727	891	1,377
Dental	195	224	388	450
Medicare	79	70	160	140
Medicare Part D	58	-	110	-
Other Medical [1]	234	229	459	471
Total medical	1,907	2,018	3,754	3,963
Life and other non-medical	88	100	166	208
Total premiums	1,995	2,118	3,920	4,171
Fees	428	426	859	872
Total premiums and fees	$2,423	$2,544	$4,779	$5,043

1 Other medical premiums include risk revenue for stop loss and specialty products.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Medical claims expense	$1,493	$1,598	$2,941	$3,054
Other benefit expenses	82	94	160	191
Other operating expenses	1,022	922	2,026	1,903
Total benefits and expenses	$2,597	$2,614	$5,127	$5,148

Other operating expenses for the second quarter and six months of 2006 reflect increases related to pharmacy, disease management and Medicare Part D businesses.

Excluding these items, other operating expenses for the second quarter of 2006 were consistent with the second quarter of 2005. Through the six months of 2006, other operating expenses decreased primarily due to cost reduction initiatives.

Medical Membership

CIGNA's medical membership includes any individual for whom CIGNA retains medical underwriting risk, who uses a CIGNA network for services covered under their medical coverage or for whom CIGNA administers medical claims. As of June 30, estimated medical membership was as follows:

(In thousands)	2006	2005
Guaranteed cost:
Commercial HMO	799	802
Medicare and Medicaid	32	33
Other	285	165
Total guaranteed cost	1,116	1,000
Experience-rated[1]	906	1,180
Service	6,997	6,834
Total medical membership	9,019	9,014

1 Includes minimum premium members, which have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.

In the first quarter of 2006, approximately 84,000 members were reclassified from experience-rated to service. This change had no impact on reported revenues or segment earnings. Since January 1, 2005, medical membership has been stable.

In the second quarter of 2006, approximately 46,000 fully insured health care members in Tucson, Arizona were transitioned to CIGNA (an additional 7,000 members transitioned in July 2006) as the result of a Department of Justice requirement to divest certain contracts in connection with the merger of two health care industry competitors. Initially, CIGNA will serve as a reinsurer and, at the time of renewal, will work toward underwriting these customers directly on CIGNA contracts. Given the unique nature of this transaction, CIGNA will not include these members in its reported medical membership until such customers renew on CIGNA contracts.

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

In July 2006, CIGNA acquired Star HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families. This acquisition complements CIGNA's existing product portfolio by giving CIGNA the capability to offer individual and voluntary health insurance coverage. As a result of this acquisition, CIGNA will include approximately 200,000 additional members in its third quarter 2006 membership results.

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

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$526	$501	$1,034	$1,009
Net investment income	66	66	130	132
Other revenues	43	52	91	101
Segment revenues	635	619	1,255	1,242
Benefits and expenses	547	536	1,087	1,076
Income before taxes	88	83	168	166
Income taxes	24	24	46	48
Segment earnings	$64	$59	$122	$118
Realized investment gains
(losses), net of taxes	$(3)	$1	$4	$2

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life segment earnings include a net favorable after-tax adjustment of $6 million related to the effect of a reserve study on a run-off life insurance product, partially offset by severance charges. Excluding these items, segment earnings for the second quarter and six months of 2006 reflect:

•	continued strong disability claims management; and
•	favorable mortality experience in the group life and accident insurance businesses.

Premiums and Fees

Premiums and fees reflect new business growth and strong customer retention in both the life and disability insurance businesses.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$372	$305	$729	$607
Net investment income	21	18	37	32
Other revenues	1	(1)	1	(3)
Segment revenues	394	322	767	636
Benefits and expenses	338	292	655	560
Income before taxes	56	30	112	76
Income taxes (benefits)	20	(2)	39	14
Segment earnings	$36	$32	$73	$62
Realized investment
losses, net of taxes	$(1)	$-	$(1)	$-
Special item (after-tax)
included in segment earnings:
IRS tax settlement	$-	$7	$-	$7

Results

International segment earnings increased for the second quarter and six months of 2006, primarily due to:

•	earnings growth in the expatriate employee benefits business; and
•	strong revenue growth in the life, accident and health insurance business, particularly in South Korea.

Premiums and Fees

Premiums and fees increased for the second quarter and six months of 2006 reflecting new sales growth and improved customer retention in the expatriate employee benefits business and in the life, accident and health insurance operations, particularly in South Korea.

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

South Korea represents the single largest geographic market for CIGNA's international businesses. South Korea generated 29% of International revenues for the second quarter and six months of 2006. South Korea generated 43% of segment earnings for the second quarter and 40% for the six months of 2006. International’s business in South Korea would be vulnerable to adverse consumer credit and geopolitical conditions in that country.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$1	$1	$1	$1
Net investment income	2	34	31	72
Other revenues	6	50	12	324
Segment revenues	9	85	44	397
Benefits and expenses	2	37	38	89
Income before taxes	7	48	6	308
Income taxes	2	16	1	110
Segment earnings	$5	$32	$5	$198
Realized investment gains
(losses), net of taxes	$1	$(1)	$-	$7
Special items (after-tax)
included in segment earnings:
Accelerated recognition of
deferred gain on sale of
retirement benefits business	$-	$29	$-	$198
Charge associated with a
modified coinsurance
arrangement	$-	$-	$-	$(8)

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	results of a modified coinsurance arrangement until April 1, 2006 (see page 26); and
•	expenses associated with the run-off of this business.

Net investment income represents amounts associated with the single premium annuity business, which was reinsured under a modified coinsurance arrangement until April 1, 2006, and is offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings include the special items noted in the table above. Excluding these items, segment earnings reflect:

•	the impact of a favorable adjustment for the second quarter and six months of 2006 resulting from the resolution of a state tax matter; and
•
lower normal deferred gain amortization for the six months of 2006 due to significant acceleration of gains through early 2005 resulting from transfers of underlying contracts to the buyer of the retirement benefits business.

Other Revenues

Other revenues include:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions, pre-tax)	2006	2005	2006	2005
Normal deferred gain	$4	$4	$6	$18
amortization
Accelerated deferred gain
amortization	$2	$45	$6	$305

See page 26 for discussion on the conversion of the modified coinsurance arrangement associated with the single premium annuity business to indemnity coinsurance.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$18	$22	$33	$45
Net investment income	23	24	47	48
Other revenues	16	(21)	(24)	17
Segment revenues	57	25	56	110
Benefits and expenses	78	35	75	145
Loss before tax benefits	(21)	(10)	(19)	(35)
Income tax benefits	(5)	-	(3)	(9)
Segment loss	$(16)	$(10)	$(16)	$(26)
Realized investment gains
(losses), net of taxes	$(4)	$-	$10	$1

CIGNA's reinsurance businesses are in run-off. No new reinsurance business has been underwritten since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Results

Segment results for the second quarter of 2006 for Run-off Reinsurance include the unfavorable impact of an increase in the allowance for uncollectible reinsurance and the unfavorable impact of stock market depreciation on guaranteed minimum income benefit contracts, which offsets the favorable first quarter effect.

Segment results for the six months of 2005 included an after-tax charge of $11 million for guaranteed minimum death benefit contracts (see below).

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts. CIGNA expects to adjust these contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. The notional amount of the futures contract positions held by CIGNA at June 30, 2006 was $1.1 billion.

Other revenues included a pre-tax gain of $16 million for the second quarter and a pre-tax loss of

$24 million for the six months of 2006, compared with a pre-tax loss of $21 million and a pre-tax gain of $17 million for the six months of 2005 primarily from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

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

During the first quarter of 2005, CIGNA completed its normal review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflected updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. See Note 7 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $932 million as of June 30, 2006, and $951 million as of December 31, 2005.

As of June 30, 2006, the aggregate fair value of the underlying mutual fund investments was $36.8 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all 1.0 million contractholders had died on that date) was $6.3 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2005 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 41 for further information about these contracts.

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

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of June 30, 2006, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$29	$35	$61	$65
Net investment income	109	114	222	226
Other revenues	19	26	41	53
Segment revenues	157	175	324	344
Benefits and expenses	125	131	256	255
Income before taxes	32	44	68	89
Income taxes	11	4	22	19
Segment earnings	$21	$40	$46	$70
Realized investment gains
(losses), net of taxes	$(2)	$-	$12	$(1)
Special item (after-tax)
included in segment earnings:
IRS tax settlement	$-	$11	$-	$11

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding); and
•	settlement annuity business.

Results

Segment earnings for Other Operations decreased for the second quarter and six months of 2006 due to lower earnings in corporate life insurance.

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

CORPORATE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Segment income (loss)	$1	$44	$(17)	$9
Special items (after-tax)
included in segment earnings (loss):
IRS tax settlement	$-	$63	$-	$63
Cost reduction charge	$-	$-	$-	$(19)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Excluding special items noted above, results for the second quarter and six months of 2006 reflect the impact of nonrecurring favorable expense items and a favorable tax adjustment.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Income tax benefits:
Property and Casualty
insurance business	$-	$287	$-	$287
Brazilian Health Care
operations	-	62	-	62
Income from
discontinued operations	$-	$349	$-	$349

Income from discontinued operations consists of tax benefits recognized in the second quarter of 2005 from past divestitures. See page 23 for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from operations for the six months ended June 30 were as follows:

(In millions)	2006	2005
Operating activities	$81	$419
Investing activities	$825	$(508)
Financing activities	$(1,228)	$(551)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2006:

•
Operating activities in 2006 included net cash outflows of $213 million to originate mortgage loans held for sale (see page 42 for additional information). Excluding this effect, cash flows from operating activities were $294 million for the six months of 2006.

In addition, cash flows from operating activities were affected by the following significant items in 2006 and 2005:
•
losses of $24 million in 2006, compared to gains of $17 million in 2005, associated with futures contracts entered into as part of a program to manage equity market risks in the run-off reinsurance segment; and

•	settlement in 2006 of certain liabilities associated with the single premium annuity business of $44 million.
Excluding these items, cash flows from operating activities decreased in 2006 compared with 2005, primarily reflecting lower cash revenues, (due, in part, to the loss of a large prescription drug contract in the first quarter 2006), partially offset by lower paid losses, lower paid expenses and lower tax payments.

•
Cash provided by investing activities primarily consisted of net proceeds from investments of $937 million, partially offset by net purchases of property and equipment of $67 million and net cash transferred of $45 million in connection with the conversion of the single premium annuity business to indemnity coinsurance.

•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $1.3 billion, repayment of long-term debt of $100 million and net withdrawals of contractholder deposit funds of $25 million, partially offset by proceeds from issuances of common stock under CIGNA's stock plans of $180 million.

2005:

•	Cash used in investing activities primarily consisted of net purchases of investments of $457 million and net purchases of property and equipment of $51 million.
•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $582 million and change in cash overdraft position of $219 million, partially offset by net deposits to contractholder deposit funds of $70 million and proceeds from issuances of common stock under CIGNA's stock plans of $180 million.

Interest Expense

Interest expense was $24 million for the second quarter and $49 million for the six months of 2006, compared with $27 million for the second quarter and $53 million for the six months of 2005.

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

CIGNA maintains a share repurchase program. From January 1, 2006 through August 2, 2006, CIGNA repurchased 14.2 million shares through this program at an average price of $104.07 per share for an aggregate cost of $1.5 billion. On July 26, 2006, CIGNA's Board of Directors increased the repurchase authority by $500 million. The total remaining authorization as of August 2, 2006, was $788 million. See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the second quarter ended June 30, 2006.

CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In May 2006, CIGNA entered into a five year revolving credit and letter of credit agreement for $1.75 billion which replaced its previous credit agreement. Of this amount, up to $1.25 billion may be used for letters of credit. CIGNA entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of June 30, 2006.

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

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as revolving credit and line of credit agreements of up to $1.75 billion.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of August 2, 2006, the ratings of CIGNA and Connecticut General Life Insurance Company (CG Life), CIGNA's principal subsidiary were as follows:

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

Financial guarantees primarily associated with the sold retirement benefits business. Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2006, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of June 30, 2006. As of June 30, 2006, approximately 80% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of June 30, 2006.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $28 million as of June 30, 2006. CIGNA had no additional liabilities for these guarantees as of June 30, 2006.

Other financial guarantees. CIGNA had indemnification obligations to lenders up to $333 million as of June 30, 2006 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the third quarter of 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2006.

As of June 30, 2006, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire at the end of 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of June 30, 2006.

CIGNA guaranteed construction loans of $21 million as of June 30, 2006, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of June 30, 2006.

CIGNA had indemnification obligations as of June 30, 2006, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these guarantees as of June 30, 2006.

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

CIGNA regularly evaluates the assumptions used in establishing these assets and liabilities and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 27 of CIGNA's 2005 Annual Report to Shareholders. If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. See Note 14 to the Financial Statements for additional information on these assumptions.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2006 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2006 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $866 million before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of June 30, 2006, CIGNA had liabilities of $93 million related to these contracts and net amounts recoverable from reinsurers of $52 million. CIGNA had an additional liability of $48 million associated with the cost of reinsurance as of June 30, 2006. As of December 31, 2005, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $48 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of December 31, 2005. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. CIGNA's contractual obligations included commitments to purchase the following investments:

(In millions)	As of	As of
	June 30, 2006	December 31, 2005
Fixed maturities	$163	$13
Limited liability entities (other
long-term investments)	576	389
Total	$739	$402

For additional information on CIGNA's contractual obligations, see page 44 of CIGNA's 2005 Annual Report to Shareholders.

As a result of the contributions made in 2005 (see Note 9 to the Financial Statements), CIGNA does not expect to make domestic pension plan contributions in 2006, unless federal legislation currently being discussed changes the minimum funding requirements and increases CIGNA's required funding.

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

In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations, as of June 30, 2006, mortgage loans includes $122 million of mortgage loans originated with the intent to sell. These mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses. Also in connection with this strategy, CIGNA enters into commitments to extend credit under commercial mortgage loans at a fixed rate of interest. As these mortgage loans will also be held for sale, these commitments are treated as derivatives and pre-tax decreases in their fair values of approximately $2 million are reported in realized investment gains and losses.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the second quarter and six months of 2006 and 2005.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	June 30, 2006	December 31, 2005
Problem bonds	$47	$25
Potential problem bonds	$15	$45
Problem mortgage loans	$13	$10
Potential mortgage loans	$20	$47
Foreclosed real estate	$9	$-

Summary

CIGNA recorded $18 million after-tax in the second quarter and $27 million after-tax for the six months of 2006, compared with $2 million after-tax in the second quarter and $8 million after-tax for the six months of 2005, in realized investment losses for investment asset write-downs and changes in valuation reserves due largely to the impact of rising interest rates on investments where CIGNA cannot demonstrate the intent and ability to hold until recovery.

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

CIGNA uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and EURO would have been a decrease of approximately $90 million in the fair value of the futures contracts outstanding under this program as of June 30, 2006. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 7 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 35) or income benefit contracts (see page 41); and
•	minimum pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, CIGNA's cost reduction programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA's full year 2006 results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should”, or similar expressions.

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

18.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption; and
19.	risk factors detailed in CIGNA's Form 10-K for the year ended December 31, 2005, including the Cautionary Statement in Management’s Discussion and Analysis.

This list of important factors is not intended to be exhaustive. Other sections of the annual report on Form 10-K, including the “Risk Factors” section and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude CIGNA from realizing the forward-looking statements. CIGNA does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

In its Form 10-K for the year ended December 31, 2005, CIGNA described In re CIGNA Corp. Securities Litigation and the Hobbs and Scott cases. The judge handling these cases has ordered the parties to participate in mediation, which is likely to occur in September 2006 or shortly thereafter. If mediation is unsuccessful, the case is expected to enter the trial pool in November 2006. These dates can change, and entry in the trial pool does not necessarily indicate when the case will actually go to trial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended June 30, 2006:

Issuer Purchases of Equity Securities

Period	Total # of shares purchase(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Apr 1-30, 2006	952,065	$127.79	946,700	$720,211,135
May 1-31, 2006	4,497,595	$93.01	4,496,200	$302,064,912
June 1-30, 2006	3,585,497	$93.93	3,585,750	$465,230,184
Total	9,035,157	$97.04	9,028,650
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 5,365 shares in April, 1,142 shares in May and no shares in June.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $465 million as of June 30, 2006 and $788 million as of August 2, 2006.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 4. Submission of Matters to a Vote of Security Holders

CIGNA held its annual meeting of shareholders on April 26, 2006. As of February 28, 2006, the record date for the meeting, 121,593,839 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 104,914,104 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected two nominees to the Board of Directors, and ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2006.

Election of nominees to Board of Directors for terms expiring in 2009:	Votes For	Votes Withheld

H. Edward Hanway	100,920,915	3,993,189
Harold A. Wagner	101,975,917	2,938,187

	Votes For	Votes Against	Abstained
Ratification of Pricewaterhouse Coopers LLP as Independent Auditors	97,501,801	6,706,616	705,687

Item 6. Exhibits

(a)	See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date: August 2, 2006

Exhibit Index

Number	Description	Method of Filing

10.1	Schedule regarding Deferred Stock Unit Agreement with Messrs. Hanway, Bell and Murabito and Form of Amended Deferred Stock Unit Agreement, amended in its entirety as of July 26, 2006	Filed herewith.

10.2	$1.75 billion Amended and Restated Revolving Credit and Letter of Credit Agreement dated as of May 11, 2006 (re-filed to correct signature page)	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1