Form 10-Q
period 2006-09-30
CIGNA CORP
filed 2006-11-01
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, 102,567,908 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES
Premiums and fees	$3,433	$3,381	$10,070	$10,151
Net investment income	296	334	924	995
Other revenues	360	298	1,150	1,300
Realized investment gains	48	9	198	28
Total revenues	4,137	4,022	12,342	12,474

BENEFITS AND EXPENSES
Health Care medical claims expense	1,595	1,579	4,536	4,633
Other benefit expenses	743	786	2,356	2,481
Other operating expenses	1,353	1,274	4,068	3,875
Total benefits and expenses	3,691	3,639	10,960	10,989

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFITS)	446	383	1,382	1,485

Income taxes (benefits):
Current	158	(58)	477	169
Deferred	(14)	182	(22)	250
Total taxes	144	124	455	419

INCOME FROM CONTINUING OPERATIONS	302	259	927	1,066

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF TAXES	(4)	-	(4)	349

NET INCOME	$298	$259	$923	$1,415

EARNINGS PER SHARE - BASIC

INCOME FROM CONTINUING OPERATIONS	$2.83	$2.04	$8.14	$8.27

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.03)	-	(0.04)	2.71

NET INCOME	$2.80	$2.04	$8.10	$10.98

EARNINGS PER SHARE - DILUTED

INCOME FROM CONTINUING OPERATIONS	$2.79	$2.00	$8.00	$8.12

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.04)	-	(0.03)	2.66

NET INCOME	$2.75	$2.00	$7.97	$10.78

DIVIDENDS DECLARED PER SHARE	$0.025	$0.025	$0.075	$0.075

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

		As of		As of
		September 30,		December 31,
		2006		2005

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $11,549; $13,873)		$12,345		$14,947
Equity securities, at fair value (cost, $131; $113)		148		135
Mortgage loans		4,108		3,934
Policy loans		1,406		1,337
Real estate		105		80
Other long-term investments		394		504
Short-term investments		95		439
Total investments		18,601		21,376
Cash and cash equivalents		1,208		1,709
Accrued investment income		260		282
Premiums, accounts and notes receivable		1,402		1,598
Reinsurance recoverables		7,886		7,018
Deferred policy acquisition costs		684		618
Property and equipment		617		638
Deferred income taxes		1,104		1,087
Goodwill		1,721		1,622
Other assets, including other intangibles		363		306
Separate account assets		8,343		8,609
Total assets		$42,189		$44,863

LIABILITIES
Contractholder deposit funds		$8,952		$9,676
Future policy benefits		8,466		8,626
Unpaid claims and claim expenses		4,305		4,281
Health Care medical claims payable		1,017		1,165
Unearned premiums and fees		511		515
Total insurance and contractholder liabilities		23,251		24,263
Accounts payable, accrued expenses and other liabilities		4,774		5,127
Short-term debt		455		100
Long-term debt		1,028		1,338
Nonrecourse obligations		81		66
Separate account liabilities		8,343		8,609
Total liabilities		37,932		39,503

CONTINGENCIES - NOTE 15

SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 160; 160)		40		40
Additional paid-in capital		2,440		2,385
Net unrealized appreciation, fixed maturities	$185		$195
Net unrealized appreciation, equity securities	23		24
Net unrealized depreciation, derivatives	(13)		(14)
Net translation of foreign currencies	27		2
Minimum pension liability adjustment	(725)		(716)
Accumulated other comprehensive loss		(503)		(509)
Retained earnings		5,974		5,162
Less treasury stock, at cost		(3,694)		(1,718)
Total shareholders' equity		4,257		5,360

Total liabilities and shareholders' equity		$42,189		$44,863

SHAREHOLDERS' EQUITY PER SHARE		$41.50		$44.23

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
SHAREHOLDERS' EQUITY
(In millions)

Three Months Ended September 30,		2006		2005

Common stock		$40		$40

Additional paid-in capital, July 1		2,428		2,356
Effect of issuance of stock for employee benefits plans		12		11
Additional paid-in capital, September 30		2,440		2,367

Accumulated other comprehensive loss, July 1		(682)		(390)
Net unrealized appreciation (depreciation), fixed maturities	$152	152	$(128)	(128)
Net unrealized appreciation, equity securities	4	4	2	2
Net unrealized appreciation (depreciation) on securities	156		(126)
Net unrealized appreciation (depreciation), derivatives	10	10	(5)	(5)
Net translation of foreign currencies	13	13	-	-
Other comprehensive income (loss)	179		(131)
Accumulated other comprehensive loss, September 30		(503)		(521)

Retained earnings, July 1		5,686		4,758
Net income	298	298	259	259
Effects of issuance of stock for employee benefits plans		(7)		(34)
Common dividends declared		(3)		(4)
Retained earnings, September 30		5,974		4,979

Treasury stock, July 1		(2,778)		(885)
Repurchase of common stock		(931)		(466)
Other, primarily issuance of treasury stock for employee benefit plans		15		144
Treasury stock, September 30		(3,694)		(1,207)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$477	$4,257	$128	$5,658

Nine Months Ended September 30,

Common stock		$40		$40

Additional paid-in capital, January 1		2,385		2,360
Effects of issuance of stock for employee benefits plans		55		7
Additional paid-in capital, September 30		2,440		2,367

Accumulated other comprehensive loss, January 1		(509)		(336)
Net unrealized depreciation, fixed maturities	$(10)	(10)	$(147)	(147)
Net unrealized depreciation, equity securities	(1)	(1)	(5)	(5)
Net unrealized depreciation on securities	(11)		(152)
Net unrealized appreciation, derivatives	1	1	2	2
Net translation of foreign currencies	25	25	(5)	(5)
Minimum pension liability adjustment	(9)	(9)	(30)	(30)
Other comprehensive income (loss)	6		(185)
Accumulated other comprehensive loss, September 30		(503)		(521)

Retained earnings, January 1		5,162		3,679
Net income	923	923	1,415	1,415
Effects of issuance of stock for employee benefits plans		(102)		(105)
Common dividends declared		(9)		(10)
Retained earnings, September 30		5,974		4,979

Treasury stock, January 1		(1,718)		(540)
Repurchase of common stock		(2,226)		(1,055)
Other, primarily issuance of treasury stock for employee benefit plans		250		388
Treasury stock, September 30		(3,694)		(1,207)
TOTAL COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY	$929	$4,257	$1,230	$5,658

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$923	$1,415
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	4	(349)
Insurance liabilities	(283)	(447)
Reinsurance recoverables	81	1
Deferred policy acquisition costs	(45)	(45)
Premiums, accounts and notes receivable	98	159
Accounts payable, accrued expenses and other liabilities	(236)	(401)
Current income taxes	214	(72)
Deferred income taxes	(22)	250
Realized investment (gains)	(198)	(28)
Depreciation and amortization	155	170
Gains on sales of businesses	(48)	(374)
Mortgage loans originated and held for sale	(315)	-
Proceeds from sales of mortgage loans held for sale	99	-
Other, net	(47)	(26)
Net cash provided by operating activities	380	253

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	2,591	2,110
Equity securities	18	10
Mortgage loans	363	262
Other (primarily short-term investments)	1,133	527
Investment maturities and repayments:
Fixed maturities	677	707
Mortgage loans	291	205
Investments purchased:
Fixed maturities	(2,172)	(2,377)
Equity securities	(42)	(9)
Mortgage loans	(908)	(858)
Other (primarily short-term investments)	(515)	(804)
Property and equipment, net	(93)	(32)
Conversion of single premium annuity business	(45)	-
Other acquisitions and dispositions, net cash used	(18)	-
Cash provided by investing activities of discontinued operations	32	-
Other, net	-	(18)
Net cash provided by (used in) investing activities	1,312	(277)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	396	464
Withdrawals and benefit payments from contractholder deposit funds	(512)	(748)
Change in cash overdraft position	12	(219)
Repayment of long-term debt	(100)	-
Repurchase common stock	(2,181)	(1,034)
Issuance of common stock	197	301
Common dividends paid	(9)	(10)
Net cash used in financing activities	(2,197)	(1,246)

Effect of foreign currency rate changes on cash and cash equivalents	4	2

Net decrease in cash and cash equivalents	(501)	(1,268)
Cash and cash equivalents, beginning of period	1,709	2,519

Cash and cash equivalents, end of period	$1,208	$1,251

Supplemental Disclosure of Cash Information:
Income taxes paid, net	$232	$218
Interest paid	$72	$75

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

Discontinued Operations. Summarized financial data for discontinued operations primarily represents:

•	a loss associated with the Brazilian life insurance operations in the third quarter of 2006 as disclosed in Note 4;
•	realized gains on the disposition of certain directly owned real estate investments in the third quarter of 2006 as disclosed in Note 11; and
•	certain tax benefits recognized in 2005 as disclosed in Note 3.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Income before income
(taxes) benefits	$19	$-	$19	$-
Income (taxes) benefits	(7)	-	(7)	349
Income from operations	12	-	12	349
Impairment loss, net of tax	(16)	-	(16)	-
Income (loss) from
discontinued operations,
net of taxes	$(4)	$-	$(4)	$349

Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Pension and other retirement benefit plans. In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," requiring that the overfunded or underfunded status of all defined benefit postretirement plans be measured as the difference between the fair value of plan assets and the benefit obligation and recognized in the statement of financial position. Changes in actuarial gains and losses and prior service costs are required to be recognized in other comprehensive income, net of tax, each period. CIGNA will implement this standard as required in the fourth quarter of 2006, with no material effects to the financial statements expected. The estimated impact at implementation is sensitive to changes in key assumptions including movements in interest rates and the market value of plan assets. SFAS 158 will not impact CIGNA's pension expense, funding requirements or financial covenants.

Fair value measurements. In 2006, FASB issued SFAS No. 157, "Fair Value Measurements," to clarify how to measure fair value and to expand disclosures about fair value measurements. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or, for fixed maturities and equity securities held for sale and derivatives that hedge future cash flows, in accumulated comprehensive income for the period. CIGNA is presently evaluating these new requirements to determine if early implementation will be applied and whether any changes to the fair value measurements of its assets and liabilities will result at implementation.

Uncertain tax positions. In 2006, the FASB issued an interpretation of SFAS No. 109, "Accounting for Income Taxes," providing guidance to recognize and measure uncertain tax positions that are "more likely than not" to result in a benefit if challenged by the IRS. The guidance clarifies that the amount of tax benefit recognized should be measured using management's best estimate based on the most favorable expected benefit with greater than fifty percent likelihood of being realized. The interpretation also requires that interest expense and penalties be recognized for any reserved portion of an uncertain tax position beginning when the effect of that position is reported to tax authorities. CIGNA expects to implement this interpretation as required in the first quarter of 2007 with no material effects to the financial statements.

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

Measuring financial statement misstatements. In 2006, the Securities Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB requires that the effects of misstatements be quantified for each financial statement. CIGNA expects to implement this SAB as required in the fourth quarter of 2006 with no material effects to the financial statements because CIGNA currently uses an approach consistent with the new requirement when assessing the effects of prior year misstatements.

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

Compensation cost and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Compensation cost	$10	$10	$33	$24
Tax benefits	$4	$4	$12	$9

Stock options granted and the average fair value at the date of grant were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Options in thousands)	2006	2005	2006	2005
Options granted	17	7	548	825
Weighted average fair
value of options granted	$38.01	$41.33	$43.70	$34.08

CIGNA calculated the average fair value using the Black-Scholes option pricing model. The following assumptions were used:

	As of September 30,
	2006	2005
Dividend yield	0.1%	0.1%
Expected volatility	35.0%	35.0%
Risk-free interest rate	4.6%	3.9%
Expected option life	4.5 years	5.25 years

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

Restricted stock granted and the average fair value at the date of grant were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Grants in thousands)	2006	2005	2006	2005
Restricted stock granted	13	19	210	331
Weighted average fair value	$105.14	$104.90	$121.23	$92.45

NOTE 3 - INCOME TAXES

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. Pursuant to this approval, CIGNA recorded total tax benefits of $437 million, including $7 million recorded in the third quarter of 2005, consisting of:

•
$287 million resulting from capital losses realized in connection with the divestiture of the property and casualty insurance operations in 1999, which is included in income from discontinued operations; and

•	$150 million resulting primarily from the release of tax reserves and valuation allowances of which:
•	$88 million is reported as income from continuing operations. This amount includes $4 million of interest income; and
•	$62 million relates to the divestiture of CIGNA's Brazilian health care business, which is included in income from discontinued operations.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Star HRG Acquisition. On July 11, 2006, CIGNA acquired the operating assets of STAR-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families, for $156 million, including assumed liabilities. The acquisition was accounted for as a purchase, and was financed through the issuance of a note payable to the sellers (see Note 12). The purchase price was allocated as follows: $57 million to identifiable intangible assets and the remaining $99 million to goodwill.

Intangible assets (primarily customer lists, software and trademarks) associated with the acquisition are being amortized on a straight line basis over periods from 3-10 years.

The results of Star-HRG are included in the accompanying consolidated financial statements from the date of the acquisition.

Sale of the Brazilian Life Insurance Operations. In the third quarter of 2006, CIGNA entered into negotiations to sell its Brazilian life insurance business. The sale is expected to close within a year and as a result, CIGNA has classified this business as a discontinued operation. CIGNA recognized an impairment loss with respect to this business of $16 million after-tax, primarily related to the write-off of unrecoverable foreign tax credits and foreign currency translation losses.

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

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, future policy benefits, reinsurance recoverables and separate account balances. As of September 30, 2006 the remaining contractholder deposit funds and future policy benefits associated with the sold retirement benefits business totaled $2.4 billion. See Note 8 for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended September 30,
2006
Accelerated deferred gain amortization	$2	$1
Normal deferred gain amortization	$2	$1
2005
Accelerated deferred gain amortization	$10	$2
Normal deferred gain amortization	$3	$2
Nine Months Ended September 30,
2006
Accelerated deferred gain amortization	$8	$7
Normal deferred gain amortization	$8	$5
2005
Accelerated deferred gain amortization	$315	$200
Normal deferred gain amortization	$21	$14

The remaining pre-tax deferred gain as of September 30, 2006 was $67 million.

In 2005, in connection with a modified coinsurance arrangement, CIGNA received units of the buyer’s separate accounts and continues to carry those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At September 30, 2006, there were approximately $3.2 billion of separate account assets and liabilities associated with this business not yet directly assumed by the buyer.

From April 1, 2004 through March 31, 2006, CIGNA had a modified coinsurance arrangement relating to the single premium annuity business sold to the buyer. Under the arrangement, CIGNA retained the invested assets supporting the reinsured liabilities. These invested assets were held in a business trust established by CIGNA.

Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets. CIGNA transferred invested assets to the buyer and recorded a reinsurance recoverable of approximately $1.6 billion in the second quarter of 2006, which corresponds to the liabilities for the single premium annuity business held by CIGNA as of March 31, 2006. As a result of the conversion to indemnity coinsurance, CIGNA increased the pre-tax deferred gain by approximately $17 million ($12 million after-tax). The additional deferred gain will be amortized on a basis consistent with the original deferred gain.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2006
Income from continuing
operations	$302	-	$302
Shares (in thousands):
Weighted average	106,581	-	106,581
Options and restricted stock grants		1,654	1,654
Total shares	106,581	1,654	108,235
EPS	$2.83	$(0.04)	$2.79
2005
Income from continuing
operations	$259	-	$259
Shares (in thousands):
Weighted average	126,888	-	126,888
Options and restricted stock grants		2,795	2,795
Total shares	126,888	2,795	129,683
EPS	$2.04	$(0.04)	$2.00
Nine Months Ended September 30,
2006
Income from continuing
operations	$927	-	$927
Shares (in thousands):
Weighted average	113,930	-	113,930
Options and restricted stock grants		1,929	1,929
Total shares	113,930	1,929	115,859
EPS	$8.14	$(0.14)	$8.00
2005
Income from continuing
operations	$1,066	-	$1,066
Shares (in thousands):
Weighted average	128,852	-	128,852
Options and restricted stock grants		2,386	2,386
Total shares	128,852	2,386	131,238
EPS	$8.27	$(0.15)	$8.12

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of CIGNA's common stock for the period.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Antidilutive options	1.8	0.3	1.5	3.3

CIGNA held 57,460,553 shares of common stock in Treasury as of September 30, 2006, and 34,248,300 shares as of September 30, 2005.

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

	September 30,	December 31,
(In millions)	2006	2005
IBNR	$868	$1,004
Reported claims in process	84	116
Other medical expense payable	65	45
Medical claims payable	$1,017	$1,165

Activity in medical claims payable was as follows:

	As of	As of
(In millions)	September 30, 2006	December 31, 2005
Beginning Balance - Jan. 1	$1,165	$1,594
Less: Reinsurance and other
amounts recoverable	342	497
Beginning Balance, net	823	1,097
Incurred claims related to:
Current year	4,705	6,631
Prior years	(169)	(326)
Total incurred	4,536	6,305
Paid claims related to:
Current year	4,012	5,844
Prior years	593	735
Total paid	4,605	6,579
Ending Balance, net	754	823
Add: Reinsurance and other
amounts recoverable	263	342
Ending Balance	$1,017	$1,165

For the nine months ended September 30, 2006, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $169 million, or 2.5% of the current year incurred claims as reported for the year ended December 31, 2005. For the year ended December 31, 2005, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $326 million, or 4.7% of the current year incurred claims as reported for the year ended December 31, 2004. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

Actual completion factors were faster than expected, resulting in a reduction of the medical claims payable of $92 million for the nine months ended September 30, 2006 and $205 million for the year ended December 31, 2005. This reduction represented 1.4% in 2006 and 3.0% in 2005 of the current year incurred claims as reported for the years ended December 31, 2005 and 2004, respectively, for the insured book of business. The faster completion factors reflected better than expected time to process claims, driven by higher auto-adjudication rates, the impact of claim recoveries and more timely submissions of provider claims.

Actual medical cost trend was lower than estimated, resulting in a reduction of the medical claims payable of $77 million for the nine months ended September 30, 2006 and $121 million for the year ended December 31, 2005. This reduction represented 1.2% in 2006 and 1.7% in 2005 of the current year incurred claims as reported for the years ended December 31, 2005 and 2004, respectively, for the insured book of business. The better than expected medical cost trend was driven by lower inpatient, outpatient and pharmacy service utilization and lower than expected unit cost trends. The lower than expected unit cost trends reflected provider contracting initiatives and the mix of services provided.

The corresponding impact of favorable prior year development on net income was $43 million for the nine months ended September 30, 2006 and $137 million for the year ended December 31, 2005, or 0.6% in 2006 and 2.0% in 2005 of the current year incurred claims as reported for the years ended December 31, 2005 and 2004, respectively. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in CIGNA's net income recognized for the following reasons:

First, due to the nature of CIGNA's retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrue to CIGNA and directly impact net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

Second, CIGNA consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions. As CIGNA establishes the liability for each incurral year, CIGNA ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase deemed appropriate to address moderately adverse conditions for the current year incurred claims, CIGNA does not consider that offset amount as having any impact on net income.

The determination of liabilities for health care medical claims payable requires CIGNA to make critical accounting estimates. See “Critical Accounting Estimates” on page 26 for additional information.

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

During the first quarter of 2005, CIGNA completed its normal review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflected updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $904 million as of September 30, 2006, and $951 million as of December 31, 2005.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of September 30, 2006:

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

As of September 30, 2006, the aggregate fair value of the underlying mutual fund investments was $37.1 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all of the approximately 900,000 contractholders had died on that date) was $5.9 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

The notional amount of futures contract positions held by CIGNA at September 30, 2006, was $979 million. CIGNA recorded in other revenues pre-tax losses of $32 million for the third quarter and $56 million for the nine months of 2006, compared with pre-tax losses of $45 million for the third quarter and $28 million for the nine months of 2005 primarily from futures contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2005 Annual Report to Shareholders.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 15 for further information.

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $2.4 billion as of September 30, 2006, and $1.2 billion as of December 31, 2005 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The change from 2005 includes an increase of $1.6 billion as a result of the conversion of the single premium annuity business to indemnity coinsurance effective April 1, 2006. The reinsurance recoverable is secured by fixed maturities held in business trusts established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $4.8 billion at September 30, 2006, and $5.0 billion at December 31, 2005, from The Lincoln National Life Insurance Company that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance. The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. The pool purchased significant reinsurance (retrocessional) protection for its assumed risks. Disputes concerning these retrocessional contracts have been substantially resolved or settled.

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts and personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA is engaged in arbitrations, disputes or investigations with several ceding companies over the validity of, or amount of liabilities assumed under, their contracts. These arbitrations, disputes and investigations are in various stages.

CIGNA bought retrocessional reinsurance for a significant portion of its assumed reinsurance liabilities. Some of the retrocessionaires have disputed the validity of, or amount of liabilities assumed under, their contracts with CIGNA. Many of these disputes with retrocessionaires have been resolved or settled. CIGNA is appealing in court an adverse award in a retrocessional enforcement arbitration and recently commenced another retrocessional enforcement arbitration. These arbitrations and disputes are in various stages.

Unfavorable claims experience related to workers’ compensation and personal accident risks is possible and could result in future losses, including losses attributable to the inability to recover amounts claimed from retrocessionaires because of disputes with them or their financial condition.

CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2006, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition. In addition, CIGNA bears the risk of loss if the retrocessionaires are unable to meet their reinsurance obligations to CIGNA.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees
Individual life insurance
and annuity business sold	$59	$66	$187	$202
Other	57	51	155	147
Total	$116	$117	$342	$349
Reinsurance recoveries
Individual life insurance
and annuity business sold	$85	$93	$238	$233
Other	60	68	105	136
Total	$145	$161	$343	$369

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. Components of net pension cost were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost	$18	$18	$53	$54
Interest cost	56	56	167	166
Expected return on plan assets	(52)	(46)	(156)	(136)
Amortization of:
Net loss from past experience	38	35	114	105
Prior service cost	-	-	-	(1)
Net pension cost	$60	$63	$178	$188

Through the nine months of 2006, CIGNA's minimum pension liability increased primarily due to the annual update of plan census data. This resulted in a decrease to shareholder’s equity of $9 million after-tax. Through the nine months of 2005, CIGNA recorded a similar charge which resulted in a decrease to shareholder’s equity of $30 million after-tax.

CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).

During 2005, CIGNA made pension contributions to the domestic and international pension plans totaling $544 million, which included an acceleration of expected contributions to meet domestic pension plan funding requirements in 2006 and 2007. Therefore, CIGNA does not expect to make domestic pension plan contributions in 2006.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost	$1	$1	$2	$2
Interest cost	7	7	19	20
Expected return on plan assets	-	(1)	(1)	(2)
Amortization of:
Net gain from past experience	(1)	-	(2)	(1)
Prior service cost	(5)	(4)	(13)	(12)
Net other postretirement
benefit cost	$2	$3	$5	$7

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

(In millions)	Health Care	Corporate	Total
Balance as of December 31, 2005	$6	$13	$19
First quarter 2006 activity	(5)	(3)	(8)
Balance as of March 31, 2006	1	10	11
Second quarter 2006 activity	-	(5)	(5)
Balance as of June 30, 2006	1	5	6
Third quarter 2006 activity	(1)	-	(1)
Balance as of September 30, 2006	$-	$5	$5

CIGNA substantially completed this program during the second quarter of 2006.

NOTE 11 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Fixed maturities	$(18)	$10	$(32)	$25
Equity securities	(1)	2	(6)	2
Mortgage loans	(1)	-	(7)	(2)
Real estate	-	1	-	-
Other investments,
including derivatives	68	(4)	243	3
Realized investment gains
from continuing operations,
before income taxes	48	9	198	28
Less income taxes	14	3	67	10
Realized investment gains
from continuing operations	34	6	131	18
Realized investment gains from
discontinued operations
before income taxes	19	-	19	-
Less income taxes	7	-	7	-
Realized investment gains
from discontinued operations	12	-	12	-
Net realized investment gains	$46	$6	$143	$18

For the third quarter and nine months of 2006, realized investment results from continuing operations primarily reflect:

•	gains on other investments from sales of equity interests in real estate limited liability entities; and
•	losses on fixed maturities largely due to the impact of rising interest rates.

For the third quarter and nine months of 2006, realized investment results from discontinued operations reflect gains on sale of directly owned real estate properties held for the production of investment income. Proceeds on these sales have been separately identified in the statement of cash flows.

Fixed Maturities and Equity Securities

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Proceeds from sales	$847	$635	$2,609	$2,120
Gross gains from sales	$5	$11	$32	$33
Gross losses from sales	$(22)	$(4)	$(55)	$(18)

Fixed maturities included securities of $31 million at September 30, 2006 and $39 million at December 31, 2005 classified as trading. These securities are carried at fair value with changes in fair value reported in other revenues.

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

As of September 30, 2006, fixed maturities (primarily investment grade corporate bonds) with a decline in fair value from cost were as follows, including the length of time of such decline:

		Amortized	Unrealized
(In millions)	Fair Value	Cost	Depreciation
Fixed Maturities:
One year or less:
Investment grade	$1,083	$1,101	$(18)
Below investment grade	$150	$152	$(2)
More than one year:
Investment grade	$1,411	$1,452	$(41)
Below investment grade	$52	$54	$(2)

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in interest rates since purchase. There were no equity securities with a material decline in fair value from cost as of September 30, 2006.

CIGNA recorded pre-tax impairments in fixed maturities of $1 million for the third quarter and $28 million for the nine months of 2006, compared with $10 million for the nine months of 2005.

Mortgage Loans

In connection with CIGNA’s investment strategy to enhance investment yields by selling senior participations, mortgage loans includes $125 million of mortgage loans originated with the intent to sell as of September 30, 2006. These mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses. Also in connection with this strategy, CIGNA entered into commitments to extend credit under commercial mortgage loans at a fixed rate of interest. As these mortgage loans will also be held for sale, these commitments are treated as derivatives and pre-tax decreases in their fair values of approximately $2 million for the nine months of 2006 are reported in realized investment gains and losses.

Other Long-term Investments

As of September 30, 2006, CIGNA had commitments to contribute:

•	$308 million to limited liability entities that hold either real estate or loans to real estate entities; and
•	$265 million to entities that hold securities.

NOTE 12 - DEBT

In connection with the Star HRG acquisition in the third quarter of 2006, CIGNA issued to the seller a note payable of $151 million due as follows:

•	$72 million at 5.40% due 11/1/06; and
•	$79 million at 6.37% due in 2021.

In August 2006, CIGNA filed a universal shelf registration statement on Form S-3ASR with the SEC to take advantage of its status as a “well known seasoned issuer” under the Securities Offering Reform Act. CIGNA may issue debt, equity or other securities from time to time, with amount, price, and terms to be determined at the time of sale.

In May 2006, CIGNA entered into a five year revolving credit and letter of credit agreement for $1.75 billion which replaced its previous credit agreement. Of this amount, up to $1.25 billion may be used for letters of credit. CIGNA entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of September 30, 2006.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes:

•	amounts required to adjust future policy benefits for certain annuities; and
•	amounts required to adjust other liabilities under a modified coinsurance arrangement, which terminated on April 1, 2006.

Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Three Months Ended September 30,
2006
Net unrealized appreciation, securities:
Net unrealized appreciation on securities
arising during the year	$218	$(75)	$143
Plus: reclassification adjustment for losses included in net income	19	(6)	13
Net unrealized appreciation, securities	$237	$(81)	$156
Net unrealized appreciation,
derivatives	$16	$(6)	$10
Net translation of foreign
currencies	$21	$(8)	$13
2005
Net unrealized depreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(183)	$64	$(119)
Less: reclassification adjustment for gains included in net income	(12)	5	(7)
Net unrealized depreciation, securities	$(195)	$69	$(126)
Net unrealized depreciation,
derivatives	$(9)	$4	$(5)
Minimum pension liability
adjustment	$1	$(1)	$-

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Nine Months Ended September 30,
2006
Net unrealized depreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(57)	$21	$(36)
Plus: reclassification adjustment for losses included in net income	38	(13)	25
Net unrealized depreciation, securities	$(19)	$8	$(11)
Net unrealized appreciation,
derivatives	$1	$-	$1
Net translation of foreign
currencies	$39	$(14)	$25
Minimum pension liability
adjustment	$(13)	$4	$(9)
2005
Net unrealized depreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(208)	$73	$(135)
Less: reclassification adjustment for gains included in net income	(27)	10	(17)
Net unrealized depreciation, securities	$(235)	$83	$(152)
Net unrealized appreciation,
derivatives	$3	$(1)	$2
Net translation of foreign
currencies	$(6)	$1	$(5)
Minimum pension liability
adjustment	$(45)	$15	$(30)

NOTE 14 - SEGMENT INFORMATION

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

Summarized segment financial information was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees and other revenues
Health Care	$2,815	$2,783	$8,288	$8,352
Disability and Life	566	557	1,691	1,667
International	388	316	1,118	920
Run-off Retirement	5	13	18	338
Run-off Reinsurance	(16)	(25)	(7)	37
Other Operations	47	47	149	165
Corporate	(12)	(12)	(37)	(28)
Total	$3,793	$3,679	$11,220	$11,451
Income (loss) from continuing operations
Health Care	$177	$164	$492	$528
Disability and Life	58	57	180	175
International	31	24	104	86
Run-off Retirement	5	2	10	200
Run-off Reinsurance	(6)	(3)	(22)	(29)
Other Operations	25	25	71	95
Corporate	(22)	(16)	(39)	(7)
Segment earnings	268	253	796	1,048
Realized investment gains,
net of taxes	34	6	131	18
Income from continuing
operations	$302	$259	$927	$1,066

NOTE 15 - CONTINGENCIES AND OTHER MATTERS

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

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2006, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of September 30, 2006. As of September 30, 2006, approximately 80% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of September 30, 2006.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $31 million as of September 30, 2006. CIGNA had no additional liabilities for these guarantees as of September 30, 2006.

Other Financial Guarantees

CIGNA had indemnification obligations to lenders up to $273 million as of September 30, 2006 related to borrowings by certain real estate joint ventures which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the fourth quarter of 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2006.

As of September 30, 2006, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire at the end of 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of September 30, 2006.

CIGNA guaranteed construction loans of $21 million as of September 30, 2006 related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of September 30, 2006.

CIGNA had indemnification obligations as of September 30, 2006 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these guarantees as of September 30, 2006.

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

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2006 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2006 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.0 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of September 30, 2006, CIGNA had liabilities of $98 million related to these contracts and net amounts recoverable from reinsurers of $55 million. CIGNA had an additional liability of $47 million associated with the cost of reinsurance as of September 30, 2006. As of December 31, 2005, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $48 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of December 31, 2005. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Regulatory and Industry Developments

Employee benefits regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA’s business practices and will continue to do so in the future. In addition, CIGNA's subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA's health care operations if it inhibits CIGNA's ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•
additional restrictions on the use of prescription drug formularies and pending purported class action litigation, which could result in adjustments to or the elimination of the average wholesale price or “AWP” of pharmaceutical products as a benchmark in establishing certain rates, charges, discounts, guarantees and fees for various prescription drugs;

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

Tax benefits for corporate life insurance. Federal legislation in 1996 eliminated on a prospective basis the tax deductibility of policy loan interest for most leveraged corporate life insurance products, and an IRS initiative in 2001 encouraged policyholders to settle tax disputes regarding these products. As a result, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline.

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

South Korea represents the single largest geographic market for CIGNA's international businesses. South Korea generated 29% of International revenues for the third quarter and nine months of 2006. South Korea generated 34% of segment earnings for the third quarter and 39% for the nine months of 2006. International’s business in South Korea would be vulnerable to adverse consumer credit and geopolitical conditions in that country.

Litigation and Other Legal Matters

In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of CIGNA’s subsidiaries are included in one such lawsuit seeking injunctive relief against these contingent compensation practices.  CIGNA is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney. In addition, CIGNA is providing information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of CIGNA’s subsidiaries, asserting that contingent commissions are unlawful.  These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey. Additionally, a separate action brought by individual plaintiffs on their own behalf has been conditionally transferred into that litigation. CIGNA denies the allegations and will vigorously defend itself in these cases. The parties are currently engaged in discovery.

A purported class action lawsuit and a shareholder derivative lawsuit, both originating in 2002, against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  The judge handling these cases has ordered the parties to participate in mediation, which is scheduled to occur on November 14-15, 2006. Currently the parties are concluding expert discovery. If mediation is unsuccessful, and the case is not otherwise resolved, the case is expected to enter the trial pool no sooner than March 1, 2007.

Plaintiffs representing CIGNA Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against CIGNA and the CIGNA Pension Plan in December 2001. The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan. A non-jury trial began on September 11-15, 2006. Due to the court's schedule, the proceedings were adjourned until January 24-30, 2007, when the trial is expected to reconvene.

See “Unicover and other run-off reinsurance” in Note 8 for a description of legal matters arising out of the run-off reinsurance operations.

CIGNA is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2006”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 49.

The following discussion addresses the financial condition of CIGNA as of September 30, 2006, compared with December 31, 2005, and its results of operations for the third quarter and nine months ended September 30, 2006, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2005 Annual Report to Shareholders and Form 10-K, to which the reader is directed for additional information.

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

Key company-specific drivers affecting CIGNA’s results include:

•	competitiveness of CIGNA's product design and service quality;
•	the absolute level of and trends in benefit costs;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns;
•	the relationship between administrative costs and revenue; and
•	the ability to execute on key technology initiatives, including successfully managing outsourcing arrangements with vendors, including International Business Machines Corporation (IBM) (see page 46).

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

CIGNA is focused, in particular, on continuing to improve the performance of the health care operations, profitably growing the disability and life insurance and international businesses and managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to (1) offer products that meet emerging consumer and market trends; (2) strengthen underwriting and pricing effectiveness; (3) improve medical membership results; (4) improve medical cost trends; (5) deliver quality member service; and (6) lower administrative expenses (see pages 35 and 36 for further discussion).

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

CIGNA's disability and life insurance operations continue to focus on profitable growth with a particular emphasis on middle market disability business. The international business is focused on profitable growth particularly in the life, accident and health insurance and expatriate benefits businesses. In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires (see page 40 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$3,433	$3,381	$10,070	$10,151
Net investment income	296	334	924	995
Other revenues	360	298	1,150	1,300
Realized investment gains	48	9	198	28
Total revenues	4,137	4,022	12,342	12,474
Benefits and expenses	3,691	3,639	10,960	10,989
Income from continuing
operations before taxes	446	383	1,382	1,485
Income taxes	144	124	455	419
Income from continuing
operations	302	259	927	1,066
Income (loss) from discontinued
operations, net of taxes	(4)	-	(4)	349
Net income	$298	$259	$923	$1,415
Realized investment gains,
net of taxes	$34	$6	$131	$18

CIGNA’s income from continuing operations includes special items, which are summarized below.

Excluding these special items, income from continuing operations for the third quarter and nine months of 2006 reflects solid earnings in the Health Care segment, continued strong disability management results and growth in the international business.

Additionally, income from continuing operations for the nine months of 2006 reflects higher realized investment gains resulting from sales of equity interests in real estate limited liability entities.

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenues, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of operations. There were no special items for the third quarter or nine months of 2006.

SPECIAL ITEMS	Pre-Tax	After-Tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
Three Months Ended September 30, 2005
Accelerated recognition of deferred
gain on sale of retirement benefits
business (page 30)	$10	$2
Nine Months Ended September 30, 2005
Accelerated recognition of deferred
gain on sale of retirement benefits	$315	$200
business (page 30)
IRS tax settlement (page 30)	6	81
Cost reduction charge (page 31)	(51)	(33)
Charge associated with a modified
coinsurance arrangement (page 30)	(12)	(8)
Total	$258	$240

Special items are discussed in further detail on the pages noted above.

Outlook for 2006 and 2007

CIGNA expects full year 2006 income from continuing operations, excluding realized investment results and special items, to be lower than the comparable 2005 amount primarily because of the significant amount of favorable prior year claim development recognized in 2005. Excluding the favorable prior year claim development in 2005 and through the nine months of 2006, CIGNA expects full year 2006 income from continuing operations, excluding realized investment results and special items, to be higher than 2005 primarily due to improvement in the health care operations and continued strong results in the disability and life insurance and international businesses. CIGNA's outlook is subject to the factors cited in the Cautionary Statement on page 49.

Information is not available for management to reasonably estimate future realized investment gains (losses) due, in part, to interest rate and stock market volatility and other internal and external factors. Special items for the fourth quarter of 2006 may include:

•	potential charges associated with matters in litigation; and
•	potential charges associated with cost reduction initiatives.

Other than these items, information is not available for management to identify or reasonably estimate 2006 special items.

CIGNA expects 2007 income from continuing operations, excluding realized investment results and special items, to be modestly higher than the comparable 2006, which includes $43 million of favorable prior year claim development. Excluding the favorable prior year claim development in 2006, CIGNA expects full year 2007 income from continuing operations, excluding realized investment results and special items, to be higher than 2006 primarily due to growth in health care operations and the disability and life insurance and international businesses, somewhat offset by higher corporate expenses.

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

CIGNA develops these estimates using actuarial principles and assumptions based on historical and projected claim payment patterns, medical cost trends, which are impacted by the utilization of medical services and the related costs of the services provided (unit costs), benefit design, seasonality, and other relevant operational factors. CIGNA consistently applies these actuarial principles and assumptions each reporting period, with consideration given to the variability of these factors, and recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions.

CIGNA's estimate of the liability for medical claims incurred but not yet reported is primarily calculated using historical claim payment patterns and expected medical cost trends. CIGNA analyzes the historical claim payment patterns by comparing the dates claims were incurred, generally the dates services were provided, to the dates claims were paid to determine “completion factors”, which are a measure of the time to process claims. A completion factor is calculated for each month of incurred claims. CIGNA uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. CIGNA estimates the ultimate liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claim data. The difference between this estimate of the ultimate liability and the current paid claim data is the estimate of the remaining claims to be paid for each incurral month. These monthly estimates are aggregated and included in CIGNA's health care medical claims payable at the end of each reporting period. Completion factors are used to estimate the health care medical claims payable for all months where claims have not been completely resolved and paid, except for the most recent month as described below.

Completion factors are impacted by several key items including changes in the level of claims processed electronically versus manually (auto-adjudication), changes in provider claims submission rates, membership changes and the mix of products. As noted, CIGNA uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period. It is possible that the actual completion rates for the current period will develop differently from historical patterns, which could have a material impact on CIGNA's medical claims payable and net income.

Claims incurred in the most recent month have limited paid claim data, since a large portion of health care claims are not submitted to CIGNA for payment in the month services have been provided. This makes the completion factor approach less reliable for claims incurred in the most recent month. As a result, in any reporting period, for the estimate of the ultimate claims incurred in the most recent month, CIGNA primarily relies on medical cost trend analysis, which reflects expected claim payment patterns and other relevant operational considerations. Medical cost trend is impacted by several key factors including medical service utilization and unit costs and CIGNA’s ability to manage these factors through benefit design, underwriting, provider contracting and CIGNA's medical management initiatives. These factors are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

Because historical trend factors are often not representative of current claim trends, the trend experienced for the most recent history along with an analysis of emerging trends, have been taken into consideration in establishing the liability for medical claims payable at September 30, 2006. It is possible that the actual medical trend for the current period will develop differently from the expected, which could have a material impact on CIGNA's medical claims payable and net income.

For each reporting period, CIGNA evaluates key assumptions by comparing the assumptions used in establishing the medical claims payable to actual experience. When actual experience differs from the assumptions used in establishing the liability, medical claims payable are increased or decreased through current period net income. Additionally, CIGNA evaluates expected future developments and emerging trends which may impact key assumptions. The estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments. The adequacy of these estimates is highly sensitive to changes in CIGNA's key assumptions, specifically completion factors, which are impacted by actual or expected changes in the submission and payment of medical claims, and medical cost trends, which are impacted by actual or expected changes in the utilization of medical services and unit costs.

For the nine months ended September 30, 2006, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $169 million, or 2.5% of the current year incurred claims as reported for the year ended December 31, 2005. For the year ended December 31, 2005, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $326 million, or 4.7% of the current year incurred claims as reported for the year ended December 31, 2004.

Actual completion factors were faster than expected, resulting in a reduction of the medical claims payable of $92 million for the nine months ended September 30, 2006 and $205 million for the year ended December 31, 2005. This reduction represented 1.4% in 2006 and 3.0% in 2005 of the current year incurred claims as reported for the years ended December 31, 2005 and 2004, respectively, for the insured book of business. The faster completion factors reflected better than expected time to process claims, driven by higher auto-adjudication rates, the impact of claim recoveries and more timely submissions of provider claims.

Actual medical cost trend was lower than estimated, resulting in a reduction of the medical claims payable of $77 million for the nine months ended September 30, 2006 and $121 million for the year ended December 31, 2005. This reduction represented 1.2% in 2006 and 1.7% in 2005 of the current year incurred claims as reported for the years ended December 31, 2005 and 2004, respectively, for the insured book of business. The better than expected medical cost trend was driven by lower inpatient, outpatient and pharmacy service utilization and lower than expected unit cost trends. The lower than expected unit cost trends reflected provider contracting initiatives and the mix of services provided.

The corresponding impact of favorable prior year development on net income was $43 million for the nine months ended September 30, 2006 and $137 million for the year ended December 31, 2005, or 0.6% in 2006 and 2.0% in 2005 of the current year incurred claims as reported for the years ended December 31, 2005 and 2004, respectively. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in CIGNA's net income recognized for the following reasons:

First, due to the nature of CIGNA's retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrue to CIGNA and directly impact net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

Second, CIGNA consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions. As CIGNA establishes the liability for each incurral year, CIGNA ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase deemed appropriate to address moderately adverse conditions for the current year incurred claims, CIGNA does not consider that offset amount as having any impact on net income.

While the recent variances were 2.5% for the nine months ended September 30, 2006 and 4.7% for the year ended December 31, 2005 related to the impact of the prior year medical claims payable; and 0.6% for the nine months ended September 30, 2006 and 2.0% for the year ended December 31, 2005 related to the impact on net income, CIGNA does not anticipate that the circumstances that led to those recent changes in assumptions are likely to recur in the future. Actions taken over the past several years to significantly improve the time to process claims, which impacts CIGNA's completion factors, and renegotiation of provider contracts, which impacts the unit cost of medical services, have been factored into CIGNA’s current assumptions. Accordingly, CIGNA believes that relative to the health care medical claims payable as of September 30, 2006 based on the current mix of business, the annual impact of each 1% variance between the actual and expected incurred medical on CIGNA’s net income would be approximately $30 million, favorable or unfavorable dependent on the direction of the actual versus expected variance. Based on the current mix of business, CIGNA would reasonably expect the variance between actual and expected incurred medical claims to be within the range of 0% to 2%. This range of claim development could occur with a combination of completion factor variance in the range of 70-140 basis points resulting in an annual impact on incurred claims of between .5% and 1% and 6%-12% variation in monthly medical trends resulting in an annual impact on incurred claims of an additional .5% to 1.0%. These ranges are consistent with the more recent variation in actual completion factors and medical trend assumptions including the impact of recent operational and environmental changes.

See Note 6 to the Financial Statements for additional information.

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

Star HRG Acquisition. On July 11, 2006, CIGNA acquired the operating assets of STAR-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families, for $156 million, including assumed liabilities. The acquisition was accounted for as a purchase, and was financed through the issuance of a note payable to the sellers (see Note 12). The purchase price was allocated as follows: $57 million to identifiable intangible assets and the remaining $99 million to goodwill.

Intangible assets (primarily customer lists, software and trademarks) associated with the acquisition are being amortized on a straight-line basis over periods from 3 to 10 years.

The results of Star-HRG are included in the accompanying consolidated financial statements from the date of the acquisition.

Sale of the Brazilian Life Insurance Operations. In the third quarter of 2006, CIGNA entered into negotiations to sell its Brazilian life insurance business. The sale is expected to close within a year and as a result, CIGNA has classified this business as a discontinued operation. CIGNA recognized an impairment loss with respect to this business of $16 million after-tax, primarily related to the write-off of unrecoverable foreign tax credits and foreign currency translation losses.

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

The deferred gain is amortized at the rate at which earnings from the sold business would have been expected to emerge (primarily 15 years on a declining basis) until CIGNA is relieved of any remaining contractual obligation. At the time of novation, CIGNA accelerates amortization of a portion of the deferred gain and also reduces the associated contractholder deposit funds, future policy benefits, reinsurance recoverables and separate account balances. As of September 30, 2006, the remaining contractholder deposit funds and future policy benefits associated with the sold retirement benefits business totaled $2.4 billion. See Note 8 to the Financial Statements for additional information on reinsurance recoverables associated with the sale of the retirement benefits business.

CIGNA recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
Three Months Ended September 30,
2006
Accelerated deferred gain amortization	$2	$1
Normal deferred gain amortization	$2	$1
2005
Accelerated deferred gain amortization	$10	$2
Normal deferred gain amortization	$3	$2
Nine Months Ended September 30,
2006
Accelerated deferred gain amortization	$8	$7
Normal deferred gain amortization	$8	$5
2005
Accelerated deferred gain amortization	$315	$200
Normal deferred gain amortization	$21	$14

For the third quarter and nine months of 2006, accelerated deferred gain amortization was not reported as a special item. The remaining pre-tax deferred gain as of September 30, 2006 was $67 million.

In 2005, in connection with a modified coinsurance arrangement, CIGNA received units of the buyer’s separate accounts and continues to carry those units as separate account assets on its balance sheet for the business not yet directly assumed by the buyer. At September 30, 2006, there were approximately $3.2 billion of separate account assets and liabilities associated with this business not yet directly assumed by the buyer.

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

Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets. CIGNA transferred invested assets to the buyer and recorded a reinsurance recoverable of approximately $1.6 billion in the second quarter of 2006, which corresponds to the liabilities for the single premium annuity business held by CIGNA as of March 31, 2006. As a result of the conversion to indemnity coinsurance, CIGNA increased the pre-tax deferred gain by approximately $17 million ($12 million after-tax). The additional deferred gain will be amortized on the same basis as the original deferred gain.

OTHER MATTERS

Income Taxes

During the second quarter of 2005, the Congressional Joint Committee on Taxation approved CIGNA's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002. Pursuant to this approval, CIGNA recorded total tax benefits of $437 million, including $7 million recorded in the third quarter of 2005, consisting of:

•
$287 million resulting from capital losses realized in connection with the divestiture of the property and casualty insurance operations in 1999, which is included in income from discontinued operations; and

•	$150 million resulting primarily from the release of tax reserves and valuation allowances of which:
•
$88 million (of which $81 million is reported as a special item) is reported in the International segment, Other Operations and Corporate as income from continuing operations. This amount includes $4 million of interest income; and

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

(In millions)	Health Care	Corporate	Total
Balance as of December 31, 2005	$6	$13	$19
First quarter 2006 activity	(5)	(3)	(8)
Balance as of March 31, 2006	1	10	11
Second quarter 2006 activity	-	(5)	(5)
Balance as of June 30, 2006	1	5	6
Third quarter 2006 activity	(1)	-	(1)
Balance as of September 30, 2006	$-	$5	$5

CIGNA substantially completed this program during the second quarter of 2006 and estimates annualized after-tax savings to be approximately $65 million.

Minimum Pension Liability

Through the nine months of 2006, CIGNA's minimum pension liability increased primarily due to the annual update of plan census data. This resulted in a decrease to shareholder’s equity of $9 million after-tax. Through the nine months of 2005, CIGNA recorded a similar charge, which resulted in a decrease to shareholder’s equity of $30 million after-tax.

Regulatory and Industry Developments

Employee benefits regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. Regulation and judicial decisions have resulted in changes to industry and CIGNA’s business practices and will continue to do so in the future. In addition, CIGNA's subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation in its various forms could have an adverse effect on CIGNA's health care operations if it inhibits CIGNA's ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory changes that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•
additional restrictions on the use of prescription drug formularies and pending purported class action litigation, which could result in adjustments to or the elimination of the average wholesale price or “AWP” of pharmaceutical products as a benchmark in establishing certain rates, charges, discounts, guarantees and fees for various prescription drugs;

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

Litigation and other legal matters. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration. In April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.

Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of CIGNA's subsidiaries are included in one such lawsuit seeking injunctive relief against these contingent compensation practices.  CIGNA is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney. In addition, CIGNA is providing information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations by regulators and the U.S. Attorney’s Office.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of CIGNA’s subsidiaries, asserting that contingent commissions are unlawful.  These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey. Additionally, a separate action brought by individual plaintiffs on their own behalf has been conditionally transferred into that litigation. CIGNA denies the allegations and will vigorously defend itself in these cases. The parties are currently engaged in discovery.

A purported class action lawsuit and a shareholder derivative lawsuit, both originating in 2002, against CIGNA and certain of its senior officers and directors allege securities law violations and breach of fiduciary duty.  The judge handling these cases has ordered the parties to participate in mediation, which is scheduled to occur on November 14-15, 2006. Currently the parties are concluding expert discovery. If mediation is unsuccessful, and the case is not otherwise resolved, the case is expected to enter the trial pool no sooner than March 1, 2007.

Plaintiffs representing CIGNA Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against CIGNA and the CIGNA Pension Plan in December 2001. The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan. A non-jury trial began on September 11-15, 2006. Due to the court's schedule, the proceedings were adjourned until January 24-30, 2007, when the trial is expected to reconvene.

See “Unicover and other run-off reinsurance” on page 40 for a description of legal matters arising out of the run-off reinsurance operations.

CIGNA is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Summary. The eventual effect on CIGNA of the changing environment in which it operates remains uncertain. For additional information on contingencies that could affect CIGNA’s results, see Note 15 to the Financial Statements.

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

HEALTH CARE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$2,474	$2,513	$7,253	$7,556
Net investment income	68	68	206	201
Other revenues	341	270	1,035	796
Segment revenues	2,883	2,851	8,494	8,553
Benefits and expenses	2,612	2,598	7,739	7,746
Income before taxes	271	253	755	807
Income taxes	94	89	263	279
Segment earnings	$177	$164	$492	$528
Realized investment gains,
net of taxes	$26	$3	$98	$6
Special item (after-tax)
included in segment earnings:
Cost reduction charge	$-	$-	$-	$(14)

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

Results

Segment earnings include favorable after-tax prior year claim development of $11 million for the third quarter and $43 million for the nine months of 2006, compared with $25 million for the third quarter and $126 million for the nine months of 2005. Favorable prior year claim development in both 2006 and 2005 is primarily due to:

•	higher than expected completion factors reflecting better than expected time to process claims driven by higher auto-adjudication rates and more timely submission of provider claims; and
•
lower than expected medical cost trends driven by lower inpatient, outpatient and pharmacy service utilization and lower than expected unit cost trends due to provider contracting initiatives and the mix of services provided.

Excluding prior year claim development, segment earnings for the third quarter of 2006 are higher than prior year reflecting higher service results driven by increased specialty contribution and earnings in the Medicare Part D program, partially offset by lower experienced-rated earnings primarily due to lower membership and margins.

Excluding prior year claim development and the special item in 2005 noted in the table above, segment earnings for the nine months of 2006 are higher than prior year reflecting higher service results driven by increased specialty contribution, lower operating expenses excluding pharmacy, disease management, Medicare Part D and the voluntary/limited benefits businesses, partially offset by lower results in the guaranteed cost business due to lower pricing yields and losses in the Medicare Part D program.

Premiums and Fees

Premiums and fees reflect lower premiums resulting from the loss in the first quarter of 2006 of a large prescription drug contract ($276 million for the third quarter and $833 million for the nine months of 2006) in the experience-rated business. Excluding this loss, premiums and fees increased by 11% for the third quarter and 8% for the nine months of 2006 primarily due to increased guaranteed cost membership and rate increases.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Medical:
Commercial HMO	$710	$655	$2,054	$1,976
Other Guaranteed Cost	250	123	652	327
Voluntary/limited benefits	35	-	35	-
Experience-rated medical	424	694	1,315	2,071
Dental	194	222	582	672
Medicare	83	73	243	213
Medicare Part D	57	-	167	-
Other Medical [1]	231	226	690	697
Total medical	1,984	1,993	5,738	5,956
Life and other non-medical	45	102	211	310
Total premiums	2,029	2,095	5,949	6,266
Fees	445	418	1,304	1,290
Total premiums and fees	$2,474	$2,513	$7,253	$7,556

1 Other medical premiums include risk revenue for stop loss and specialty products.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Medical claims expense	$1,595	$1,579	$4,536	$4,633
Other benefit expenses	13	85	173	276
Other operating expenses	1,004	934	3,030	2,837
Total benefits and expenses	$2,612	$2,598	$7,739	$7,746

Other operating expenses for the third quarter and nine months of 2006 reflect increases related to the pharmacy, disease management, Medicare Part D and the voluntary/limited benefits businesses.

Excluding these items, other operating expenses for the third quarter and nine months of 2006 decreased primarily due to cost reduction initiatives.

Medical Membership

CIGNA's medical membership includes any individual for whom CIGNA retains medical underwriting risk, who uses a CIGNA network for services covered under their medical coverage or for whom CIGNA administers medical claims. As of September 30, estimated medical membership was as follows:

(In thousands)	2006	2005
Guaranteed cost:
Commercial HMO	785	801
Medicare and Medicaid	32	32
Other	325	194
Total guaranteed cost excluding
voluntary/limited benefits	1,142	1,027
Voluntary/limited benefits	166	-
Total guaranteed cost	1,308	1,027
Experience-rated[1]	931	1,155
Service	7,082	6,884
Total medical membership	9,321	9,066

1 Includes minimum premium members, which have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.

As of September 30, 2006, CIGNA's medical membership includes 166,000 members who have voluntary or other limited health care benefits coverage as a result of the Star HRG acquisition completed in July 2006.

In 2006, approximately 54,000 health care members in Tucson, Arizona were transitioned to CIGNA as the result of a Department of Justice requirement to divest certain contracts in connection with the merger of two health care industry competitors. Initially, CIGNA will serve as a reinsurer and, at the time of renewal, will work toward underwriting these customers directly on CIGNA contracts. Given the unique nature of this transaction, CIGNA will not include these members in its reported medical membership until such customers renew on CIGNA contracts.

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
CIGNA offers the CIGNA Choice FundS M, which is a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by CIGNA. During 2005, CIGNA acquired Choicelinx, a benefits technology and services company. This acquisition adds new technology capabilities for offering personalized health care products and decision support tools to consumers. The CIGNATURES M suite of products allows employers to choose the funding arrangement that is appropriate for the employer and level of medical management that is appropriate for their employee population.

Also in 2005, CIGNA announced its strategic alliance with NationsHealth, Inc. (a distribution and services company) to jointly deliver Medicare Part D prescription drug plans.

In July 2006, CIGNA acquired Star HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families. This acquisition complements CIGNA's existing product portfolio by giving CIGNA the capability to offer voluntary health insurance coverage.

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

and by continuing to implement the other operational improvements described below. CIGNA continues to form strategic alliances with regional health care companies, most recently with New York-based MVP Health Care/Preferred Care in September 2006 and with Minnesota-based HealthPartners in April 2006. Also, in 2005, CIGNA acquired Managed Care Consultants of Nevada. These strategic actions are designed to:

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

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$528	$508	$1,562	$1,517
Net investment income	65	67	195	199
Other revenues	38	49	129	150
Segment revenues	631	624	1,886	1,866
Benefits and expenses	551	544	1,638	1,620
Income before taxes	80	80	248	246
Income taxes	22	23	68	71
Segment earnings	$58	$57	$180	$175
Realized investment gains,
net of taxes	$-	$1	$4	$3

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life segment earnings for the third quarter of 2006 reflect the favorable after-tax impact of reserve reviews of $12 million. Excluding the impact of reserve reviews, segment earnings for the third quarter reflect continued strong disability management results and less favorable mortality experience in the life and accident insurance businesses.

Disability and life earnings for the nine months of 2006 reflect the favorable after-tax impact of $18 million related to reserve reviews, partially offset by severance charges. Excluding these items, segment earnings for the nine months of 2006 declined primarily reflecting higher operating expenses, partially offset by continued strong disability management results.

Premiums and Fees

Premiums and fees reflect new business growth and strong customer retention in both the life and disability insurance businesses.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$388	$316	$1,117	$923
Net investment income	22	18	59	50
Other revenues	-	-	1	(3)
Segment revenues	410	334	1,177	970
Benefits and expenses	361	298	1,016	858
Income before taxes	49	36	161	112
Income taxes	18	12	57	26
Segment earnings	$31	$24	$104	$86
Realized investment losses,
net of taxes	$-	$-	$(1)	$-
Special item (after-tax)
included in segment earnings:
IRS tax settlement	$-	$-	$-	$7

Results

International segment earnings increased for the third quarter and nine months of 2006, primarily due to substantial earnings growth in the expatriate employee benefits business and the life, accident and health insurance business, particularly in South Korea.

Premiums and Fees

Premiums and fees increased for the third quarter and nine months of 2006 reflecting new sales growth and improved customer retention in the expatriate employee benefits business and in the life, accident and health insurance operations, particularly in South Korea.

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

South Korea represents the single largest geographic market for CIGNA's international businesses. South Korea generated 29% of International revenues for the third quarter and nine months of 2006. South Korea generated 34% of segment earnings for the third quarter and 39% for the nine months of 2006. International’s business in South Korea would be vulnerable to adverse consumer credit and geopolitical conditions in that country.

RUN-OFF RETIREMENT

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$1	$-	$2	$1
Net investment income	-	34	31	106
Other revenues	4	13	16	337
Segment revenues	5	47	49	444
Benefits and expenses	2	41	40	130
Income before taxes	3	6	9	314
Income taxes (benefits)	(2)	4	(1)	114
Segment earnings	$5	$2	$10	$200
Realized investment gains
(losses), net of taxes	$(4)	$-	$(4)	$7
Special items (after-tax)
included in segment earnings:
Accelerated recognition of
deferred gain on sale of
retirement benefits business	$-	$2	$-	$200
Charge associated with a
modified coinsurance
arrangement	$-	$-	$-	$(8)

Beginning in 2006, accelerated deferred gain amortization is not reported as a special item due to immateriality.

Segment earnings for Run-off Retirement include:

•	gain recognition related to the sale of the retirement benefits business;
•	results of a modified coinsurance arrangement until April 1, 2006 (see page 30); and
•	expenses associated with the run-off of this business.

Net investment income represents amounts associated with the single premium annuity business, which was reinsured under a modified coinsurance arrangement until April 1, 2006, and is offset by amounts included in benefits and expenses.

Results

Run-off Retirement segment earnings include the special items noted in the table above. Excluding these items, segment earnings reflect:
•	lower deferred gain amortization for the third quarter and nine months of 2006 due to significant acceleration of gains through early 2005 resulting from contract novations; and
•	the favorable impact in 2006 resulting from the resolution of state and other tax matters.

Other Revenues

Other revenues include:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions, pre-tax)	2006	2005	2006	2005
Normal deferred gain	$2	$3	$8	$21
amortization
Accelerated deferred gain
amortization	$2	$10	$8	$315

See page 30 for discussion on the conversion of the modified coinsurance arrangement associated with the single premium annuity business to indemnity coinsurance.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$16	$20	$49	$65
Net investment income	26	25	73	73
Other revenues	(32)	(45)	(56)	(28)
Segment revenues	10	-	66	110
Benefits and expenses	19	1	94	146
Loss before taxes	(9)	(1)	(28)	(36)
Income taxes (benefits)	(3)	2	(6)	(7)
Segment loss	$(6)	$(3)	$(22)	$(29)
Realized investment gains,
net of taxes	$8	$1	$18	$2

CIGNA's reinsurance businesses are in run-off. No new reinsurance business has been underwritten since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Results

Segment results for the third quarter of 2006 reflect the impact of decreasing interest rates on guaranteed minimum income benefit contracts compared to the impact of rising interest rates in the third quarter of 2005.

Segment losses decreased for the nine months of 2006 reflecting the absence in 2006 of an after-tax charge of $11 million for guaranteed minimum death benefit contracts recorded in 2005.

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts. CIGNA expects to adjust these contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments. The notional amount of the futures contract positions held by CIGNA at September 30, 2006 was $979 million.

Other revenues included pre-tax losses of $32 million for the third quarter and $56 million for the nine months of 2006, compared with pre-tax losses of $45 million and $28 million for the nine months of 2005 primarily from these contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

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

During the first quarter of 2005, CIGNA completed its normal review of assumptions and recorded an after-tax charge of $11 million ($17 million pre-tax). This charge primarily resulted from an update to lapse assumptions based on emerging experience. The charge also reflected updates to partial surrender assumptions, reflecting the impact of stock market declines, as well as other assumptions. See Note 7 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $904 million as of September 30, 2006, and $951 million as of December 31, 2005.

As of September 30, 2006, the aggregate fair value of the underlying mutual fund investments was $37.1 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all of the approximately 900,000 contractholders had died on that date) was $5.9 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 6 of CIGNA's 2005 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 46 for further information about these contracts.

Unicover and other run-off reinsurance. The Run-off Reinsurance operations participate in a workers’ compensation reinsurance pool, which ceased accepting new risks in early 1999. This pool was formerly managed by Unicover Managers, Inc. The pool purchased significant reinsurance (retrocessional) protection for its assumed risks. Disputes concerning these retrocessional contracts have been substantially resolved or settled.

Run-off Reinsurance also includes other (non-Unicover) workers’ compensation reinsurance contracts and personal accident reinsurance contracts, including contracts assumed in the London market. CIGNA engaged in arbitrations, disputes or investigations with several ceding companies over the validity of, or amount of liabilities assumed under, their contracts. These arbitrations, disputes and investigations are in various stages.

CIGNA bought retrocessional reinsurance for a significant portion of its assumed reinsurance liabilities. Some of the retrocessionaires have disputed the validity of, or amount of liabilities assumed under, their contracts with CIGNA. Many of these disputes with retrocessionaires have been resolved or settled. CIGNA is appealing in court an adverse award in a retrocessional enforcement arbitration and recently commenced another retrocessional enforcement arbitration. These arbitrations and disputes are in various stages.

Unfavorable claims experience related to workers’ compensation and personal accident risks is possible and could result in future losses, including losses attributable to the inability to recover amounts claimed from retrocessionaires because of disputes with them or their financial condition.

Summary. CIGNA’s reserves for amounts recoverable from retrocessionaires, as well as for underlying reinsurance exposures assumed by CIGNA, are considered appropriate as of September 30, 2006, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition. In addition, CIGNA bears the risk of loss if the retrocessionaires are unable to meet their reinsurance obligations to CIGNA.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premiums and fees	$26	$24	$87	$89
Net investment income	107	110	329	336
Other revenues	21	23	62	76
Segment revenues	154	157	478	501
Benefits and expenses	117	121	373	376
Income before taxes	37	36	105	125
Income taxes	12	11	34	30
Segment earnings	$25	$25	$71	$95
Realized investment gains,
net of taxes	$4	$1	$16	$-
Special item (after-tax)
included in segment earnings:
IRS tax settlement	$-	$-	$-	$11

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding); and
•	settlement annuity business.

Results

Segment earnings for Other Operations decreased for the nine months of 2006 primarily due to lower earnings in corporate life insurance.

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

CORPORATE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Segment loss	$(22)	$(16)	$(39)	$(7)
Special items (after-tax)
included in segment loss:
IRS tax settlement	$-	$-	$-	$63
Cost reduction charge	$-	$-	$-	$(19)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Corporate results for the third quarter and nine months of 2006 primarily reflect higher net interest expense (lower net interest income) as a result of the stock repurchase program.

DISCONTINUED OPERATIONS

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Income before income
(taxes) benefits	$19	$-	$19	$-
Income taxes (benefits)	(7)	-	(7)	349
Income from discontinued
operations, net of taxes	12	-	12	349
Impairment loss, net of tax	(16)	-	(16)	-
Income (loss) from
discontinued operations,
net of taxes	$(4)	$-	$(4)	$349

Results from discontinued operations in the third quarter and nine months of 2006 primarily represent;

•	a loss associated with the Brazilian life insurance operations (see Note 4 to the Financial Statements); and
•	realized gains on the disposition of certain directly owned real estate investments (see Note 11 to the Financial Statements).

Income from discontinued operations for the nine months of 2005 consists of tax benefits recognized from past divestitures. See page 30  for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from operations for the nine months ended September 30 were as follows:

(In millions)	2006	2005
Operating activities	$380	$253
Investing activities	$1,312	$(277)
Financing activities	$(2,197)	$(1,246)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2006:

•
Operating activities in 2006 included net cash outflows of $216 million to originate mortgage loans held for sale (see page 47 for additional information). Excluding this effect, cash flows from operating activities were $596 million for the nine months of 2006.

In addition, cash flows from operating activities were affected by the following significant items in 2006 and 2005:

•	higher losses of $28 million associated with futures contracts entered into as part of a program to manage equity market risks in the run-off reinsurance segment; and
•	settlement in 2006 of certain liabilities associated with the single premium annuity business of $44 million; and
•	2005 voluntary pension contributions of $440 million

Excluding these items, cash flows from operating activities decreased in 2006 compared with 2005, primarily reflecting lower cash revenues, (due, in part, to the loss of a large prescription drug contract in the first quarter 2006), and slightly higher tax payments, largely offset by lower paid losses and lower paid expenses.

•
Cash provided by investing activities primarily consisted of net proceeds from investments of $1.5 billion, partially offset by net purchases of property and equipment of $93 million and net cash transferred of $44 million in connection with the conversion of the single premium annuity business to indemnity coinsurance and net cash used in acquisitions of $18 million.

•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $2.2 billion, repayment of long-term debt of $100 million and net withdrawals of contractholder deposit funds of $116 million, partially offset by proceeds from issuances of common stock to employees under CIGNA's stock plans of $197 million.

2005:

•	Cash used in investing activities primarily consisted of net purchases of investments of $227 million and net purchases of property and equipment of $32 million.
•
Cash used in financing activities primarily consisted of repurchases of and payments of dividends on common stock of $1.0 billion, net withdrawals from contractholder deposit funds of $284 million, and change in cash overdraft position of $219 million, partially offset by proceeds from issuances of common stock to employees under CIGNA's stock plans of $301 million.

Interest Expense

Interest expense was $27 million for the third quarter and $76 million for the nine months of 2006, compared with $26 million for the third quarter and $79 million for the nine months of 2005.

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

CIGNA maintains a share repurchase program. From January 1, 2006 through November 1, 2006, CIGNA repurchased 22.6 million shares through this program at an average price of $107.77 per share for an aggregate cost of $2.4 billion. On September 15, 2006 and October 25, 2006, CIGNA's Board of Directors increased the repurchase authority each time by $500 million. The total remaining authorization as of November 1, 2006, was $821 million. See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the third quarter ended September 30, 2006.

In August 2006, CIGNA filed a universal shelf registration statement on Form S-3ASR with the SEC to take advantage of its status as a “well known seasoned issuer” under the Securities Offering Reform Act. CIGNA may issue debt, equity or other securities from time to time, with amount, price, and terms to be determined at the time of sale.

In addition, CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In May 2006, CIGNA entered into a five year revolving credit and letter of credit agreement for $1.75 billion which replaced its previous credit agreement. Of this amount, up to $1.25 billion may be used for letters of credit. CIGNA entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of September 30, 2006.

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

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of November 1, 2006, the ratings of CIGNA and Connecticut General Life Insurance Company (CG Life), CIGNA's principal subsidiary were as follows:

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

Financial guarantees primarily associated with the sold retirement benefits business. Separate account assets, primarily associated with the sold retirement benefits business, are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees. Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2006, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of September 30, 2006. As of September 30, 2006, approximately 80% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of September 30, 2006.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $31 million as of September 30, 2006. CIGNA had no additional liabilities for these guarantees as of September 30, 2006.

Other financial guarantees. CIGNA had indemnification obligations to lenders up to $273 million as of September 30, 2006 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the fourth quarter of 2006 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2006.

As of September 30, 2006, CIGNA guaranteed that it would compensate the lessor for a shortfall of up to $49 million in the market value of leased equipment at the end of the lease. Guarantees of $21 million expire at the end of 2006 and $28 million expire in 2012. CIGNA had additional liabilities for these guarantees of $2 million as of September 30, 2006.

CIGNA guaranteed construction loans of $21 million as of September 30, 2006, related to real estate joint venture investments. The loans are secured by joint venture real estate property with fair values in excess of the loan amounts and mature by 2008, including extension options. CIGNA would be required to repay the construction loans if permanent financing could not be obtained. There were no liabilities required for these guarantees as of September 30, 2006.

CIGNA had indemnification obligations as of September 30, 2006, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these guarantees as of September 30, 2006.

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

CIGNA regularly evaluates the assumptions used in establishing these assets and liabilities and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 27 of CIGNA's 2005 Annual Report to Shareholders. If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. See Note 15 to the Financial Statements for additional information on these assumptions.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2006 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2006 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $1.0 billion before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has purchased reinsurance from third parties which covers 55% of the exposures on these contracts.

As of September 30, 2006, CIGNA had liabilities of $98 million related to these contracts and net amounts recoverable from reinsurers of $55 million. CIGNA had an additional liability of $47 million associated with the cost of reinsurance as of September 30, 2006. As of December 31, 2005, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $48 million. CIGNA had an additional liability of $49 million associated with the cost of reinsurance as of December 31, 2005. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

Contractual obligations. CIGNA's contractual obligations included commitments to purchase the following investments:

	As of	As of
(In millions)	September 30, 2006	December 31, 2005
Limited liability entities (other
long-term investments)	$573	$389

For additional information on CIGNA's contractual obligations, see page 44 of CIGNA's 2005 Annual Report to Shareholders.

CIGNA incurred an additional debt payable of $151 million as a result of the Star HRG acquisition in July 2006.

In September 2006, CIGNA entered into an agreement with IBM to provide various information technology services. CIGNA's commitment under this contract is approximately $725 million over a 7 year period. CIGNA has the ability to terminate this agreement with 90 days notice, subject to certain termination fees.

As a result of the contributions made in 2005 (see Note 9 to the Financial Statements), CIGNA does not expect to make domestic pension plan contributions in 2006.

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

In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations, as of September 30, 2006, mortgage loans includes $125 million of mortgage loans originated with the intent to sell. These mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses. Also in connection with this strategy, CIGNA enters into commitments to extend credit under commercial mortgage loans at a fixed rate of interest. As these mortgage loans will also be held for sale, these commitments are treated as derivatives and pre-tax decreases in their fair values of approximately $2 million for the nine months of 2006 are reported in realized investment gains and losses.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the third quarter and nine months of 2006 and 2005.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30,	December 31,
(In millions)	2006	2005
Problem bonds	$46	$25
Potential problem bonds	$24	$45
Problem mortgage loans	$13	$10
Potential problem mortgage loans	$20	$47

Summary

CIGNA recorded $27 million after-tax for the nine months of 2006, compared with $8 million after-tax for the nine months of 2005, in realized investment losses for investment asset write-downs and changes in valuation reserves due largely to the impact of rising interest rates on investments where CIGNA cannot demonstrate the intent and ability to hold until recovery.

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

CIGNA uses futures contracts as part of a program

to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and EURO would have been a decrease of approximately $80 million in the fair value of the futures contracts outstanding under this program as of September 30, 2006. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 7 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 39) or income benefit contracts (see page 46); and
•	minimum pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, CIGNA's cost reduction programs and activities, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA's full years 2006 and 2007 results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should”, or similar expressions.

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
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see employee benefits regulation on page 31 for more information);

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

5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in CIGNA’s businesses, primarily the health care business;
6.	significant changes in interest rates;
7.	downgrades in the financial strength ratings of CIGNA’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business;
8.
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

12.
significant stock market declines, which could, among other things, result in increased pension expenses of CIGNA’s pension plans in future periods and the recognition of additional pension obligations;

13.
unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

14.	significant deterioration in economic conditions, which could have an adverse effect on CIGNA’s operations and investments;
15.	changes in federal laws, such as amendments to income tax laws, which could affect the taxation of employer provided benefits, and pension legislation, which could increase pension cost;
16.
potential public health epidemics and bio-terrorist activity, which could, among other things, cause our covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

17.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;
18.
challenges and risks associated with the successful management of CIGNA’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services; and

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

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA's disclosure controls and procedures conducted under the supervision and with the participation of CIGNA's management, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA's disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the period covered by this report, there have been no changes in CIGNA’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, CIGNA's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In its Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended June 30, 2006, CIGNA described In re CIGNA Corp. Securities Litigation and the Hobbs and Scott cases. The judge handling these cases has ordered the parties to participate in mediation, which is scheduled to occur November 14-15, 2006. Currently the parties are concluding expert discovery. If mediation is unsuccessful, the case will enter the trial pool no sooner than March 1, 2007.

In its Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006, CIGNA described the Amara case. A non-jury trial began on September 11-15, 2006. Due to the court's schedule, the proceedings were adjourned until January 24-30, 2007, when the trial is expected to reconvene.

See “Unicover and other run-off reinsurance” on page 40 for a description of legal matters arising out of the run-off reinsurance operations.

CIGNA is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

Item 1A. Risk Factors

CIGNA's Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of its risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and the risks and uncertainties discussed elsewhere in this report.

If CIGNA fails to manage successfully its outsourcing projects or key vendors, CIGNA’s financial results could be harmed.

CIGNA takes steps to monitor and regulate the performance of independent third parties who provide services to the Company or to whom the Company delegates selected functions. These third parties include information technology system providers, independent practice associations and specialty service providers. For instance, CIGNA has entered into an agreement with IBM to operate significant portions of its information technology infrastructure, including the provision of services relating to its call center application, enterprise content management, risk-based capital analytical infrastructure and voice and data communications and network. The contract with IBM includes several service level agreements, or SLAs, related to issues such as performance and job disruption with significant financial penalties if these SLAs are not met. However, the Company may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of CIGNA’s termination rights are contingent upon payment of a fee, which may be significant. If CIGNA's relationship with IBM is terminated, the Company may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, CIGNA may not be able to meet the demands of its customers and, in such case, its business, financial condition and results of operations may be harmed.

These arrangements with key vendors may make CIGNA’s operations vulnerable if those third parties fail to satisfy their obligations to the Company, due to CIGNA’s failure to monitor adequately and regulate their performance, changes in their own operations, financial condition, or other matters outside of CIGNA’s control. In recent years, certain third parties to whom CIGNA delegated selected functions, such as specialty services providers, have experienced legal and other difficulties, which may subject CIGNA to adverse publicity, increased costs, decline in quality of service and potential network disruptions, and in some cases cause the Company to incur increased claims expense. Certain legislative authorities have in recent periods discussed or proposed legislation that would restrict outsourcing and, if enacted, could materially increase CIGNA’s costs. Further, CIGNA may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships it enters into with key vendors which could result in substantial costs or other operational or financial problems that could adversely impact the Company’s financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended September 30, 2006:

Issuer Purchases of Equity Securities
Period	Total # of shares purchase(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2006	1,763,442	$100.96	1,758,700	$787,681,576
Aug 1-31, 2006	3,450,331	$109.73	3,423,332	$411,893,847
Sept 1-30, 2006	3,282,636	$115.85	3,261,000	$534,113,619
Total	8,496,409	$110.27	8,443,032
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 4,742 shares in July, 26,999 shares in August and 21,636 shares in September.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $534 million as of September 30, 2006 and $821 million as of November 1, 2006.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. Exhibits

(a)	See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date: November 1, 2006

Exhibit Index

Number	Description	Method of Filing

3	By-Laws of the registrant as last amended October 25, 2006	Filed as Exhibit 3 to registrant’s Form 8-K filed on October 30, 2006 and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1