Form 10-K
period 2006-12-31
CIGNA CORP
filed 2007-02-28
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 1-8323

CIGNA Corporation
(Exact name of registrant as specified in its charter)

Delaware	06-1059331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Liberty Place, Philadelphia, Pennsylvania	19192
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 761-1000

Securities registered pursuant to section 12(b) of the Act:
Name of each exchange on
Title of each class	which registered
Common Stock, Par Value $0.25	New York Stock Exchange, Inc.
Preferred Stock
Purchase Rights

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes X No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes __ No X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes _ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $10.5 billion.

As of January 31, 2007, 97,472,470 shares of the registrant’s Common Stock were outstanding.

Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2006. Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 22, 2007.

TABLE OF CONTENTS

Page
PART I

PART I

Item 1. BUSINESS

A. Description of Business

CIGNA Corporation had consolidated shareholders’ equity of $4.3 billion and assets of $42.4 billion as of December 31, 2006, and revenues of $16.5 billion for the year then ended. CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned health care and related benefits organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace, including health care products and services, group disability, life and accident insurance, and disability and workers’ compensation case management and related services. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.

As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this Form 10-K.

CIGNA’s revenues are derived principally from premiums, fees, other revenues and investment income. The financial results of CIGNA’s businesses are reported in the following segments:

•	Health Care

•	Disability and Life

•	International

•	Other Operations

•	Run-off Retirement

•	Run-off Reinsurance

Investment results produced by CIGNA Investments on behalf of CIGNA’s insurance operations are reported in each segment.

Available Information

CIGNA’s Internet address is http://www.cigna.com. CIGNA’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available through CIGNA’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission. See “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 10 on page 42 of this Form 10-K for additional available information.

B.	Financial Information about Industry Segments

The financial information included in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior years’ financial information to conform to the 2006 presentation. Industry rankings and percentages set forth below are for the year ended December 31, 2005, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

Financial data for each of CIGNA’s business segments is set forth in Note 19 to the Financial Statements included in CIGNA’s 2006 Annual Report.

C.  Health Care

CIGNA’s Health Care operations offer insured and self-funded medical, dental, behavioral health, prescription drug and other products and services that may be integrated to support consumer-focused health care programs. These operations also provide disability and life insurance products which were historically sold in connection with certain experience-rated medical products. These products and services are provided and administered by subsidiaries of CIGNA Corporation.

Industry and Strategic Overview

CIGNA believes that the health care business model is evolving to one that focuses more directly on the role of the health care consumer. Engaging consumers more closely in health care decisions can result in improved health care outcomes and remove unnecessary costs from the system. Consumerism represents a transition from a cost-based business model to a value-based model. Using this model, CIGNA seeks to provide actionable information about provider quality and cost, customer support tools and services, and health advocacy support, to assist consumers in making more informed choices regarding their health care and in achieving better health outcomes.

CIGNA has developed products, educational resources and customer support tools for consumers and capabilities to provide information to employers about the health needs of their plan participants. CIGNA believes that its capabilities in consumerism, health advocacy and providing useful information to consumers, employers, and providers positions the Company to meet the emerging market need.

CIGNA continually evaluates potential acquisitions and other transactions that present opportunities to enhance its product capabilities and provide a basis for lower medical costs. As part of that strategy, in 2006 CIGNA:

•	acquired the voluntary health insurance business of Star-HRGSM;

•	transitioned business from a health care industry competitor in the Arizona market;

•	entered into strategic alliances with several regional managed care organizations including Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan, and MVP Health Plan;

•	acquired vielife Holdings, a U.K. based provider of integrated online health management and coaching programs;

•
negotiated to acquire Mid-South Administrative Group, LLC, a Memphis, Tennessee-based company that designs and administers self-funded health care benefits (and acquired the company on January 1, 2007); and

•	entered into an agreement with the University of Michigan in order to access certain intellectual property related to identification of health risks and employer worksite health and wellness programs.

Products and Services

The customers of CIGNA’s Health Care operations range in size from some of the largest United States corporations to small enterprises, and include employers, multiple employer groups, unions, and governmental entities. Products are marketed in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.

Medical

CIGNA provides a wide array of products and services to meet the needs of employers and other sponsors of health benefit plans and the employees and dependents participating in these plans, including consumer-directed health plans,  health maintenance organizations (“HMOs”), network only (“Network”) and point-of-service (“POS”) medical plans, preferred provider plans (“PPOs”), and traditional medical indemnity coverage.

CIGNA offers a modular product portfolio, including CIGNATURE®, CareAlliesSM, and CIGNA Choice Fund® solutions, which offer a choice of benefit, participating provider network, funding, medical management, consumerism and health advocacy options for employers and consumers. Through its CareAlliesSM brand, CIGNA provides medical management, disease management, and health advocacy services to large plan sponsors that allow their employees to choose from among multiple health care vendors. CareAlliesSM offers a consistent set of services to address the clinical and administrative inconsistencies that are inherent in the multi-vendor approach.

To improve health outcomes and reduce unnecessary costs, it is CIGNA's goal to provide customers who purchase more than one product (including any combination of medical, dental, behavioral health, pharmacy and medical care management features) with: (1) a holistic and integrated approach toward members' health that promotes consistent case management; and (2) the integration of health care information through predictive modeling and other tools, to provide targeted outreach and health advocacy by CIGNA's clinical professionals.

As part of its commitment to help members anticipate and manage their health care costs and to address provider debt concerns, CIGNA will pilot a new payment process in limited locations in 2007. The process is designed to allow members and providers to obtain a real-time treatment cost estimate reflecting the member’s actual co-pays and deductibles, and facilitate payment to providers from sources such as the member’s health savings account or line of credit.

CIGNA strengthened its presence in the voluntary benefits marketplace with the acquisition of the Star HRGSM voluntary health insurance business and the creation of the Fundamental CareSM product offering for companies with 51 or more eligible employees. This product is designed to be more affordable than traditional major medical coverage. Fundamental CareSM meets the need for a voluntary medical product for the working uninsured that provides higher coverage levels than limited benefit plans.

CIGNA is also developing technology tools to assist employers in choosing product designs to achieve better health outcomes for their plan participants. For example, CIGNA’s Hi Score® tool aggregates employee plan participant data (not identifiable by individual) in four categories: (1) frequency and type of health care services provided; (2) level of employee engagement in health care decisions; (3) effectiveness of existing incentives in meeting employee population objectives; and (4) opportunities for outreach to employees. Hi Score® ranks the employer in each of these categories to show the employer’s current performance compared to the original baseline and the employer’s industry peer group, with the goal of enabling employers to modify actions to potentially improve employee health outcomes and, consequently, cost trends.

Consumer-Directed Health Plans. CIGNA offers customers the CIGNA Choice Fund® suite of consumer-directed health plan products. The CIGNA Choice Fund® includes health reimbursement arrangement (“HRA”) and health savings account (“HSA”) options. The HRA combines flexible benefit plan designs and the ability of employers to allow roll over reimbursement accounts from year to year with enhanced decision support tools and consumer incentive programs. The HSA combines a high deductible payment feature for the health plan with a tax-preferred account offering mutual fund investment options. Funds in the HSA can be used to pay the deductible and for other eligible tax-deductible medical expenses.

In 2006, CIGNA enhanced its portfolio of offerings to provide more flexible versions of the standard HRA. CIGNA introduced the “Healthy Rewards® HRA,” which facilitates the deposit of financial incentives to reward healthy activities, and the “Healthy Futures HRA,” a retirement HRA. Additionally, CIGNA expanded the availability of its HRA plans to businesses with 51-200 employees in eight additional states, so that these plans are now available to small businesses in a total of 30 states. Working with JPMorgan Chase Bank, mutual fund investment options are made available to CIGNA's HSA accountholders as a means of investing HSA funds.

 HMOs. HMOs are required by law to provide coverage for all basic health services. They use various tools to facilitate the appropriate use of health care services by members and providers and control unit costs through provider contracts. Members typically choose a primary care physician from CIGNA’s provider network who is responsible for the member’s primary medical and preventive care.

Members may be required to obtain referrals from their primary care physicians to receive covered non-emergency services from participating specialists or facilities. CIGNA also offers an open access HMO product that allows members to obtain covered services without the requirement of a referral from the primary care physician.

Other than CIGNA HealthCare of Arizona, Inc., a staff model HMO which employs some physicians and other providers, all CIGNA HMOs are individual practice association models using networks of independent physicians, hospitals and other health care providers that have directly or indirectly contracted with the HMO.

Currently, many contracted providers are compensated by CIGNA on a discounted fee-for-service or other service-specific basis (such as hospital per diems or case rates) for covered health care services provided to members. Certain contracted providers agree to provide covered services in consideration for receiving a monthly predetermined fee (capitation) from CIGNA. Capitation arrangements shift some of the financial risk from CIGNA to the providers.

In some cases, capitated providers subcontract with other providers for certain health care services. In the event that the capitated provider is paid but fails to pay its subcontracted providers, the subcontracted providers or regulators may look to CIGNA for payment.

CIGNA contracts with the federal Centers for Medicare and Medicaid Services (“CMS”) to provide Medicare HMO coverage for eligible individuals in Arizona. The contract provides for a fixed, per member per month, premium from CMS, based upon a formula that calculates the projected cost of providing services for each Medicare member. Premium amounts are updated annually. Members generally receive enhanced benefits over standard Medicare fee-for-service coverage, including prescription drug and vision coverage, and pay lower, fixed co-payments for services used. Depending on the plan benefits selected, members may be required to pay an additional premium to CIGNA for their HMO coverage.

Network and POS Medical Products. CIGNA offers Network products that cover non-emergency services provided only by CIGNA participating providers and emergency services provided by participating and non-participating providers. CIGNA also offers POS medical plans that cover health care services provided by participating and non-participating health care providers. This allows participants to determine at the “point of service” (“POS”) whether to obtain covered services from a CIGNA participating provider (“In-Network” services) or from a non-participating provider (“Out-of-Network” services). Participants in POS plans generally pay a fixed co-payment or co-insurance amount for In-Network covered services. Reimbursement for Out-of-Network covered services is subject to deductibles and coinsurance, which result in a higher cost to participants than In-Network services. CIGNA offers POS products that allow access to In-Network specialty care without the requirement of a referral from the primary care physician.

Some of CIGNA’s POS products require that the participant receive a referral from a primary care physician participating in the CIGNA provider network for coverage of non-emergency specialty care services. As part of this product, the participant selects a primary care physician and the higher In-Network reimbursement for specialty care services is available only if the participant has a referral from his or her primary care physician to a specialty care provider in the CIGNA network.

PPO Medical Products. CIGNA also offers exclusive provider organization (“EPO”) and PPO plans. EPO and PPO plans are similar to HMO and POS plans, respectively, except the network of CIGNA participating providers is national, rather than defined by geographical areas and is larger than the HMO and POS participating provider network. An EPO plan does not generally provide for out-of-network coverage for non-emergent care. For PPO plans, the participant’s coinsurance obligation is greater for Out-of-Network services than it is for In-Network services.

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

Dental

CIGNA offers a variety of dental care products including managed care, dental preferred provider organization (“DPPO”), dental exclusive provider organization (“DEPO”) and traditional indemnity products. Customers can purchase CIGNA dental products as stand-alone products or integrated with CIGNA medical products. Customers have access to live service representatives and on-line assistance through CIGNA's secure member website, myCIGNA.com.

Managed dental care products are offered in 36 states and the District of Columbia through a network of independent providers that have contracted with CIGNA to provide dental services to members. Most dentists in the CIGNA network receive a monthly predetermined fee (capitation) for each covered member in their patient panel. Network dentists may also receive additional fees for certain services. Generally, members are responsible for a fixed co-payment for certain covered services provided by a network dentist. Members typically choose a primary care dentist from CIGNA's provider network. Members are generally required to obtain referrals from their primary care general dentist to receive covered non-emergency services from participating specialists.

CIGNA also offers DPPO products similar to the medical PPO products described above. As of December 31, 2006, CIGNA’s national DPPO network had approximately 46,800 (42,400 as of December 31, 2005) participating dentists with approximately 87,600 (70,200 as of December 31, 2005) contracted access points.

In addition, CIGNA offers DEPO products that generally offer in-network only benefit coverage. DEPO plans do not require the selection of a primary care general dentist and do not require referrals to in-network specialists.

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

Behavioral Health

CIGNA provides behavioral health care benefit products, behavioral health care management, employee assistance programs, and work/life programs to employer sponsored benefit plans, HMOs, governmental entities and disability insurers. CIGNA focuses on integrating its programs and services to provide the consumer with customized, holistic care through such products as:

•	Custom Network Solutions, introduced on January 1, 2006, which gives employers the ability to select four different provider network options to meet the specific needs of their plan participants; and

•
customized on-line self-assessment and help tools for a variety of concerns, including stress, grief, relationship issues and depression, that connect consumers to a telephonic or face-to-face counselor as appropriate.

As of December 31, 2006, CIGNA's behavioral care national network had approximately 55,200 access points to independent psychiatrists, psychologists and clinical social workers and approximately 5,000 facilities and clinics that are paid on a contracted fee-for-service basis. As of December 31, 2005, CIGNA's behavioral care national network had approximately 53,700 access points to independent psychiatrists, psychologists and clinical social workers and approximately 5,000 facilities and clinics that are paid on a contracted fee-for-service basis.

Pharmacy

CIGNA offers to its insured and self-funded customers prescription drug plans both in conjunction with its medical products described above and on a stand alone basis. CIGNA has a nationwide network of approximately 57,400 contracted pharmacies that it uses in connection with its HMO, Network, POS, PPO and Choice Fund products. In addition, CIGNA provides managed pharmacy benefit programs in connection with its HMO and POS products as wells as Pharmacy Outcome Improvement programs that take a holistic approach to helping improve outcomes for members and managing medical costs for customers.

CIGNA also offers cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through its CIGNA Tel-Drug® operation. In 2006, CIGNA launched new preventive prescription drug plan options to promote medication compliance by providing a higher level of benefits coverage to members enrolled in high-deductible plans who need certain medications to prevent illness or to address specified chronic health care conditions. In addition, CIGNA has made available on-line pharmacy decision support tools including:

•
a prescription drug price comparison tool that gives members price comparisons on branded and generic drugs from pharmacy retailers and mail order, showing out-of-pocket as well as total anticipated costs, of the prescription;

•	DrugCompare and Medication Library where members can obtain detailed information and comparisons of medications; and

•	Prescription Claim History Tool, which enables consumers to see their combined retail and home delivery prescription history to help plan for and track out-of-pocket expenses.

In 2005, CIGNA introduced CIGNATURE Rx SM, its Medicare Part D prescription drug program, which provides a number of plan options as well as service and information support. CIGNATURE Rx SM is provided in alliance with NationsHealth, Inc., and combines CIGNA's pharmacy product capabilities with NationsHealth’s service and distribution capabilities. CIGNATURE Rx SM is available in all 50 states and the District of Columbia.

Care Management

CIGNA strives to help consumers make more informed health care decisions by providing a number of care management and health advocacy programs and information support tools that are designed to help improve health and cost outcomes. Some of these include:

•	early intervention by CIGNA's network of over 2,500 clinical professionals;

•	targeted outreach using CIGNA's predictive modeling capabilities through tools such as the CIGNA Health Advisor Portal;

•	the integration of medical, disability and specialty (pharmacy, dental and behavioral) care to help with consistent case management; and

•
disease management programs, including CIGNA Well Aware for Better Health®, which focuses on chronic conditions such as asthma, diabetes, heart disease, low back pain, depression, weight complications, chronic obstructive pulmonary disease, and other targeted conditions.

CIGNA has developed a range of consumer decision support tools including:

•	myCIGNA.com, CIGNA’s consumer Internet portal. The portal is personalized with each member’s CIGNA medical, dental and pharmacy plan information;

•
myCignaPlans.com, a website which allows prospective members to compare plan coverage and pricing options, before enrolling, based on a variety of factors. The application gives consumers information on the total health care cost to them and their employer;

•
a number of interactive online cost and quality information tools that compare hospital quality and efficiency information, prescription drug choices and average price estimates and member-specific average out-of-pocket costs estimates for certain medical procedures; and

•	Health Risk Assessment, an online interactive tool through which consumers can identify potential health risks and monitor their health status.

Quality

CIGNA's commitment to promoting quality care is reflected in a variety of activities, including: the credentialing of medical providers and facilities that participate in CIGNA's managed care and PPO networks; the development of the CIGNA Care Network® described below, a national externally accredited Quality Program, that includes clinical interventions and quality measurement; and participation in initiatives that provide hospital and physician profiling information to members for more educated decision making.

Participating Provider Network.

CIGNA has an extensive national network of participating health care providers, which as of December 31, 2006 consisted of approximately 5,000 hospitals and approximately 518,600 providers as well as other facilities, pharmacies and vendors of health care services and supplies. As of December 31, 2005, CIGNA's national network of participating health care providers consisted of approximately 4,800 hospitals and approximately 500,700 providers.

In most instances, a CIGNA subsidiary contracts directly with the participating provider to provide covered services to members at agreed-upon rates of reimbursement. In some instances, however, CIGNA companies contract with third parties for access to their provider networks. In addition, CIGNA has entered into strategic alliances with several regional managed care organizations (Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan, and MVP Health Plan) to gain access to their market leading provider networks and discounts.

CIGNA Care Network®. CIGNA Care Network® is a benefit design option available for CIGNA plans in 62 service areas across the country. CIGNA Care Network® is a subset of participating physicians in certain specialties who are designated as CIGNA Care Network® providers based on specific quality and efficiency selection criteria. Consumers pay reduced co-payments or co-insurance when they receive care from a specialist designated as a CIGNA Care Network® provider. CIGNA participating specialists are evaluated annually for the CIGNA Care Network® designation.

Provider Credentialing. CIGNA credentials physicians, hospitals and other health care providers in its participating provider networks using quality criteria which meets or exceeds the standards of external accreditation or state regulatory agencies, or both. Typically, most providers are recredentialed every three years.

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

As of December 31, 2006, 96% of CIGNA’s U.S. plan locations are NCQA accredited and, as of January, 2007, 100% of these accredited plans have received Excellent or Commendable accreditation for HMO and POS products.

HEDIS® Measures. In addition, CIGNA participates in NCQA’s Health Plan Employer Data and Information Set (“HEDIS”) Quality Compass Report. HEDIS Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care organization clinical programs. CIGNA’s national results compare favorably to industry averages.

Markets and Distribution

CIGNA the following targeted market segments for its products:

•	national accounts, which are multi-site employers with more than 5,000 employees;

•	regional accounts, which are generally defined as multi-site employers with more than 50 but fewer than 5,000 employees;

•	small business and individual, which includes employers with fewer than 50 employees and individuals;

•	government, which includes employees in federal, state and local governments, primary and secondary schools, and colleges and universities;

•	Taft-Hartley, which includes members covered by union trust funds;

•	seniors, which focuses on the health care needs of individuals 55 years and older; and

•	emerging, which includes the voluntary segment enhanced through the acquisition of Star HRG SM.

To date, the national and regional account markets have comprised a significant amount of CIGNA's Health Care business. CIGNA intends to grow its business in the small business, individual, government, Taft-Hartley, seniors and emerging markets.

CIGNA employs group sales representatives to distribute the products and services of the markets listed above through insurance brokers, insurance consultants and directly to employers. CIGNA also employs representatives to sell medical cost containment, managed behavioral health care and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2006, the field sales force for the products and services of this segment consisted of approximately 800 sales representatives in 67 field locations.

Funding Arrangements

The segment’s health care products and services are offered through guaranteed cost, retrospectively experience-rated, administrative services only (“ASO”) and minimum premium funding arrangements.

Under guaranteed cost funding arrangements, CIGNA charges a fixed premium and bears the risk for claims and costs that exceed the premium.

Under retrospectively experience-rated funding arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period. CIGNA generally bears the risk if claims and expenses exceed premiums, but has the potential to recover these deficits from margins in future years if coverage is renewed. For additional discussion, see “Pricing, Reserves and Reinsurance” below.

Under ASO funding arrangements, the employer or other plan sponsor self-funds, or assumes the risk for, all of its claims and assumes the risk for claim costs incurred. CIGNA makes available to ASO plans its participating provider network and typically provides claims processing and other services and programs, including: quality management, utilization management; cost containment; health advocacy; 24-hour help line; case management; disease management; pharmacy benefit management; behavioral health care management services (through its provider networks); or a combination of the above, in exchange for administrative service fees. The employer/plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA or other insurers for claims in excess of some predetermined amount in total, for specific individuals, the entire group in aggregate, or both.

Minimum premium funding arrangements combine insurance protection with an element of self-funding. The policyholder is responsible for funding all claims up to a predetermined aggregate, maximum amount, and CIGNA bears the risk for claim costs incurred in excess of that amount. CIGNA has the potential to recover this deficit from margins in future years if the policy is renewed. Accordingly, minimum premium funding arrangements have a risk profile similar to retrospectively experience-rated insurance arrangements.

Pricing, Reserves and Reinsurance

Premiums and fees charged for most insured health care products and for disability and life insurance products are generally set in advance of the policy period and are guaranteed for one year.

Premium rates are established either on a guaranteed cost basis or on a retrospectively experience-rated basis.

Charges to customers established on a guaranteed cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period. A guaranteed cost pricing methodology reflects assumptions about future claims, expenses, credit risk, enrollment mix, investment returns, and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience. Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups. In addition, pricing for health care products that use networks of contracted providers reflects assumptions about the impact of provider contracts on future claims. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

Premiums established for retrospectively experience-rated business may be adjusted for the actual claim and administrative cost experience of the account through an experience settlement process subsequent to the policy period. To the extent that the cost experience is favorable in relation to the prospectively determined premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund. If claim experience is adverse in relation to the initial premiums, CIGNA may recover the resulting experience deficit, according to contractual provisions, through future premiums and experience settlements, provided the policy remains in force.

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

As of December 31, 2006, approximately $1.1 billion, or 39% of the reserves of CIGNA's Health Care operations comprise liabilities that are likely to be paid within one year, primarily for medical and dental claims, as well as certain group disability and life insurance claims. Of the reserve amount expected to be paid within one year, $250 million relates to amounts recoverable from certain ASO customers and from minimum premium policyholders, and is offset by a receivable. The remaining reserves related primarily to liabilities that are short term with a long tail and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors and contract holder deposit funds.

CIGNA credits interest on fund balances to retrospectively experience-rated policyholders through rates that are set at CIGNA’s discretion taking investment performance and market rates into consideration. Generally, for interest-crediting rates set at CIGNA’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2006, the rates of interest credited ranged from 2.5% to 4.4%, with a weighted average rate of 3.4%.

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

Competition

CIGNA's health care businesses are subject to intense competition, and industry consolidation has created an even more competitive business environment. While no one competitor or small number of competitors dominates the health care market, CIGNA expects a continuing trend of consolidation in the industry with the emergence of consumerism intensifying this trend.

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

The principal competitive factors are: quality of service; scope; cost-effectiveness and quality of provider networks; effectiveness of medical care management; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. In addition, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” in Section K beginning on page 28. CIGNA believes that its national scope, integrated approach to consumerism, product breadth, clinical care and medical management capabilities and funding options are strategic competitive advantages. These advantages allow CIGNA to respond to the diverse needs of its customer base in each market in which it operates.

The principal competitors of CIGNA’s health care businesses are:

•	other large insurance companies that provide group health and life insurance products;

•	Blue Cross and Blue Shield organizations;

•	stand-alone HMOs and PPOs;

•	HMOs affiliated with major insurance companies and hospitals; and

•	national managed pharmacy, behavioral health and cost containment services companies.

Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology that allow consumers to take a more active role in the management of their health. This is accomplished primarily through financial incentives and access to enhanced medical quality data. The effective use of web-based information tools and technology are critical to success in the health care industry, and CIGNA believes they will be competitive differentiators. Management believes that it has the capabilities and appropriate strategy to allow it to compete against both traditional and new competitors.

Financial information regarding premiums and fees is presented on page 19 in the MD&A section, included in CIGNA's 2006 Annual Report, which is incorporated herein by reference. Other financial information about the Health Care segment is presented elsewhere in the MD&A section and Note 19 to CIGNA's 2006 Financial Statements included in its 2006 Annual Report, which are incorporated herein by reference.

D. Disability and Life

Principal Products and Markets

CIGNA's Disability and Life operations provide the following insurance products and their related services: long-term and short-term disability insurance, disability and workers’ compensation case management, group life insurance, and accident and specialty insurance. These products and services are provided by subsidiaries of CIGNA Corporation. CIGNA markets these group insurance products and services to employers, employees, professional and other associations and other groups.

The following table sets forth the net premiums and fees for this segment by its principal products.

	Year Ended December 31,
	2006	2005	2004
	(In millions)
Life	$1,050	$1,108	$1,041
Disability	798	677	617
Other	260	280	265
Total Premiums and Fees	$2,108	$2,065	$1,923

Life Insurance

Group life insurance products include group term life and group universal life. CIGNA no longer markets group variable universal life insurance, but continues to administer the product for existing policyholders. Group term life insurance may be employer-paid basic life insurance or employee-paid supplemental life insurance.

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

Approximately 5,700 group life insurance policies covering approximately 5.8 million lives were outstanding as of December 31, 2006.

Disability Insurance

CIGNA markets group long-term and short-term disability insurance products and services in all states and statutorily required disability insurance plans in certain states. These products and services generally provide a fixed level of income to replace a portion of wages lost because of disability. They also provide assistance to the employee in returning to work and assistance to the employer in managing the cost of employee disability. Group disability coverage is typically employer-paid, but may also be employee-paid or a combination of employer and employee-paid.

CIGNA also provides case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits.

CIGNA’s disability insurance products may be coordinated with behavioral programs, workers’ compensation, medical programs, social security advocacy, and the Family and Medical Leave Act and leave of absence administration. CIGNA believes this integration provides customers with increased efficiency and effectiveness in disability claims management. CIGNA may receive fees for providing integration services to clients.

Other, Including Voluntary

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

CIGNA enhanced its voluntary benefits offering in September 2006. Voluntary benefits are principally paid by the employee and are offered at the employers’ worksite. CIGNA plans provide, among other services, flexible enrollment options, list billing, medical underwriting, and individual record keeping. CIGNA designed this voluntary platform to offer employers a complete and simple way to manage their benefits, including personalized enrollment communication and full program administration.

Distribution

CIGNA employs group sales representatives to distribute the products and services of this segment through insurance brokers and consultants. As of December 31, 2006, the field sales force for the products and services of this segment consisted of approximately 200 sales representatives in 27 field locations.

Pricing, Reserves and Reinsurance

Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are often guaranteed for two to three years, but contracts may be subject to termination.

Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience.

Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the contractholder’s fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience.

In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. For liabilities with longer-term pay-out periods such as long-term disability, reserves represent the present value of future expected payments. CIGNA discounts these reserves based on interest rate assumptions. The annual effective interest rate assumption used in determining reserves for most of the long-term disability insurance business is 4.75% for claims that were incurred in 2006 and 5.00% for claims that were incurred in 2005. For universal life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder’s fund balance.

The profitability of this segment’s products depends on the adequacy of premiums charged relative to claims and expenses. Effectiveness of return to work programs as well as adequate return on invested assets impact the profitability of disability insurance products. For life insurance products, the degree to which future experience deviates from mortality, morbidity and expense assumptions affects profitability.

CIGNA reduces its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts by purchasing reinsurance.

Competition

The principal competitive factors that affect the products of the Disability and Life segment are underwriting and pricing, relative operating efficiency, distribution methodologies and producer relations, the variety of products and services offered, and the quality of customer service and claims management.

For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” in Section K beginning on page 28.

The principal competitors of CIGNA’s group disability, life and accident businesses are other large and regional insurance companies that market and distribute these products.

As of December 31, 2006, CIGNA is one of the top five providers of group disability, life and accident insurance, based on premiums.

E. International

CIGNA’s international operations offer life, accident and supplemental health insurance products and international health care products and services. These products and services are provided by subsidiaries of CIGNA Corporation, including foreign operating entities.

The following table sets forth the two principal lines of business of CIGNA International and their related net earned premiums and fees.

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Life, Accident and Supplemental Health Insurance	$824	$677	$545

International Health Care Benefits	702	566	481

Total Premiums and Fees	$1,526	$1,243	$1,026

Principal Products and Markets

Life, Accident and Supplemental Health Insurance

CIGNA International’s life, accident and supplemental health insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. These products are marketed primarily through distribution partners with whom the individual has an affinity relationship. Supplemental health products provide a specified payment for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, cancer and other dread disease coverages. CIGNA International’s life, accident and supplemental health insurance operations are located in South Korea, Taiwan, Hong Kong, New Zealand, Indonesia, People’s Republic of China, Thailand, the European Union, and Chile. In the third quarter of 2006, CIGNA entered into negotiations to sell its Brazilian life insurance business which is in run-off. The sale is expected to close in 2007.

International Health Care Benefits

CIGNA International’s health care operations primarily consist of an array of products and services to meet the needs of multinational companies and their expatriate employees and dependents. These expatriate benefits include medical, dental, vision, life, accidental death and dismemberment and disability products, as well as primary medical and dental benefits for international business travelers and expatriates. The customers of CIGNA International’s expatriate benefits business are multinational companies headquartered in the United States, Canada, Europe and the Middle East. The expatriate benefits products and services are offered through guaranteed cost, experience-rated, administrative services only, and minimum premium funding arrangements. For definitions of guaranteed cost, experience-rated, and administrative services only funding arrangements, see “Funding Arrangements” in Section C on page 10.

CIGNA International’s health care operations also include medical and some life insurance products, which are provided through group benefits programs in the UK, Spain, Chile and Guatemala. These products are primarily medical indemnity insurance coverage, with some offerings having managed care or administrative service aspects. These products generally provide an alternative or supplement to government programs.

Distribution

CIGNA International’s life, accident and supplemental health insurance products are distributed primarily through direct marketing channels, such as outbound telemarketing, in-branch bancassurance, and direct response television. Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners. These affinity partners include banks, credit card companies and other financial institutions.

CIGNA International’s health care products are distributed through independent brokers and consultants as well as CIGNA International’s own sales personnel.

 Pricing, Reserves and Reinsurance

Premiums for CIGNA International’s life, accident and supplemental health insurance products are based on assumptions about mortality, morbidity, persistency, expenses and target profit margins, as well as interest rates. The profitability of these products is affected by the degree to which future experience deviates from these assumptions.

Fees for variable universal life insurance products consist of mortality, administrative, asset management and surrender charges assessed against the contractholder’s fund balance. Mortality charges on variable universal life may be adjusted prospectively to reflect expected mortality experience.

Premiums and fees for CIGNA International’s health care products reflect assumptions about future claims, expenses, investment returns, and profit margins. For products using networks of contracted providers, premiums reflect assumptions about the impact of provider contracts and utilization management on future claims. Most of the premium volume for the medical indemnity business is on a guaranteed cost basis. Other premiums are established on an experience-rated basis. Most contracts permit rate changes at least annually.

The profitability of health care products is dependent upon the accuracy of projections for health care inflation (unit cost and utilization), the adequacy of fees charged for administration and risk assumption and, in the case of managed care products, effective medical cost management.

In addition to paying current benefits and expenses, CIGNA International establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Additionally, for some individual life insurance and supplemental health insurance products CIGNA International establishes policy reserves which reflect the present value of expected future obligations less the present value of expected future premiums. CIGNA International defers acquisition costs incurred in the sales of long-duration life, accident and supplemental health products. These costs are amortized in proportion to premium revenue recognized, except that those incurred in relation to sales of variable universal life products are amortized in proportion to expected gross profits.

CIGNA International reduces its exposure to large and/or multiple losses arising out of a single occurrence by purchasing reinsurance from unaffiliated reinsurers.

Competition

Competitive factors in CIGNA International’s life, accident and supplemental health operations include product innovation and differentiation, efficient management of the direct marketing process, commission levels paid to distribution partners, and quality of claims and policyholder services.

The principal competitive factors that affect CIGNA International’s health care operations are underwriting and pricing, relative operating efficiency, relative effectiveness in medical cost management, product innovation and differentiation, producer relations, and the quality of claims and policyholder services. In most overseas markets, perception of financial strength is also an important competitive factor.

For the life, accident and supplemental health insurance line of business, locally based competitors are primarily indigenous insurance companies, including insurance subsidiaries of banks. However, insurance company competitors in this segment primarily focus on traditional product distribution, with direct marketing being a secondary objective.

For the expatriate benefits business, CIGNA International’s primary competitors include U.S.-based and European health insurance companies with global expatriate benefits operations. For the health care operations in the UK, Spain, Chile and Guatemala, the primary competitors are regional and local insurers.

CIGNA International expects that the competitive environment will intensify as U.S. and Europe-based insurance and financial services providers pursue global expansion opportunities.

CIGNA International conducts some of its international health care benefits operations and all of its life, accident and supplemental health insurance operations through foreign operating entities which maintain assets and liabilities in local currencies. This reduces the exposure to economic loss resulting from unfavorable exchange rate movements. For information on the effect of foreign exchange exposure, see “Market Risk” in the MD&A section, and Note 2R to CIGNA’s 2006 Financial Statements included in CIGNA's 2006 Annual Report.

CIGNA International’s health care benefits products and life, accident and supplemental health insurance products include coverage for employees and individuals who may be exposed to acts of terrorism, the events of a war zone or natural disasters.

South Korea represents the single largest geographic market for CIGNA International’s businesses. In 2006, South Korea generated 29% of CIGNA International’s revenues and 41% of its segment earnings. CIGNA International’s business in South Korea would be vulnerable to adverse consumer credit conditions in that country. In addition, geopolitical and economic events in South Korea could have a significant impact on CIGNA International as well as on CIGNA's consolidated results.

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

CIGNA sold its retirement business in 2004, but retained the corporate life insurance business previously reported in that segment. Corporate life insurance products are permanent life insurance contracts sold to corporations to provide coverage on the lives of certain of their employees. Permanent life insurance, which is non-participating, provides coverage that when adequately funded does not expire after a term of years and builds a cash value that may equal the full policy amount if the insured is alive on the policy maturity date. Non-participating insurance does not pay dividends, but deviations from assumed experience may be reflected in future policy values.

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

Interest is credited on most nonvariable universal life products at a declared rate equal to or above a minimum guaranteed rate. Credited interest rates vary with the characteristics of each product and the anticipated investment results of the assets backing these products. Where the credited interest rate exceeds the guaranteed rate, the excess is used to purchase additional insurance or increase cash values. Credited interest rates on these products for 2006 ranged from 3.19% to 5.30%, with a weighted average rate of 4.40%, compared with a range from 2.33% to 5.44% and a weighted average of 4.61% for 2005.

In lieu of credited interest rates, holders of certain nonvariable universal life contracts may select the option of receiving credited income based on changes in an equity index, such as the S&P 500®. No such elections have been made since 2004. If such an equity index is used, CIGNA may purchase derivative options to minimize the effect of the income credited for such contracts.

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

Assets Under Management

CIGNA’s Invested Assets under management at December 31, 2006 totaled $18.3 billion.

As of December 31, 2006, CIGNA's separate account funds consisted of:

•	$4.6 billion in separate account assets that are managed by the buyer of the retirement benefits business pursuant to modified coinsurance arrangements; and

•	$4.0 billion in funds which support certain corporate owned life insurance, health care and disability and life products.

CIGNA also managed, as of December 31, 2006, $96 million in customer assets for which the customer retains title. These customer assets, together with separate account assets managed directly by CIGNA, are referred to as “Advisory Portfolio Assets.” The income, gains and losses for Advisory Portfolio Assets generally accrue to contractholders and are not included in CIGNA's revenues and expenses, although the assets in separate accounts and related liabilities are separately presented on CIGNA's balance sheet.

Domestic Employee Benefits Investments

The major portfolios under management in CIGNA’s General Account consist of the combined assets of the Health Care, Disability and Life, Other Operations, Run-off Retirement and Run-off Reinsurance segments (collectively, “Domestic Employee Benefits portfolios”). As of December 31, 2006 the Domestic Employee Benefits portfolios had $16.9 billion in Invested Assets.

CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations pertaining to those liabilities. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2006, excluding liabilities of businesses sold through use of reinsurance, were associated with the following products: fully guaranteed annuity, 20%; interest-sensitive life insurance, 31%; and other life and health, 49%. These products, and the investment assets supporting them, are described below.

Fully guaranteed products primarily include settlement annuities. Because these products generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2006, the duration of assets that supported these liabilities was approximately 13 years.

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

Types of Investments

CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities, and redeemable preferred stocks. In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations of mortgage loans, as of December 31, 2006 mortgage loans includes $124 million of mortgage loans originated with the intent to sell. These mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses.

For the International portfolios, CIGNA invests primarily in publicly traded fixed maturites, short term investments and time deposits denominated in the currency of the relevant liabilities and surplus.

Fixed Maturities

As of December 31, 2006, fixed maturity investments constituted 64% of the Domestic Employee Benefits portfolios.

CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments) and by CIGNA (for private investments). For information about below investment grade holdings, see “Investment Assets” in the MD&A section of CIGNA’s 2006 Annual Report.

Mortgages and Real Estate

Mortgage loan investments constituted 24% of the Domestic Employee Benefits portfolios as of December 31, 2006. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests primarily in mortgages on fully completed and substantially leased commercial properties. Virtually all of CIGNA’s mortgage loans are balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.

CIGNA enters into joint ventures with local partners to develop, lease and manage commercial real estate to maximize investment returns. CIGNA's portfolio of real estate investments consist of properties under development and stabilized properties, and are diversified relative to property type and location. CIGNA also acquires real estate through foreclosure of mortgage loans. CIGNA rehabilitates, re-leases and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. Additionally, CIGNA invests in third party sponsored real estate equity funds to maximize investment returns and to maintain diversity with respect to its real estate related exposure. CIGNA sold $9 million of foreclosed properties in 2006. Real estate investments were not a significant portion of CIGNA’s Domestic Employee Benefits portfolios as of December 31, 2006, although CIGNA realized gains of $252 million from sales of equity real estate investments in 2006.

Derivative Instruments

CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize insurance customers’ market risks. In addition, to enhance investment returns, CIGNA may invest in indexed credit default swaps or other credit derivatives from time to time. For information about CIGNA’s use of derivative financial instruments, see Notes 2(B) and 10(F) to CIGNA’s 2006 Financial Statements included in its 2006 Annual Report.

See “Investment Assets” in the MD&A section of, and Notes 2, 10, and 11 to the Financial Statements included in CIGNA’s 2006 Annual Report for additional information about CIGNA’s investments.

Other Investments

In addition to the Domestic Employee Benefits portfolios, CIGNA has a portfolio that primarily includes the investments of the International segment.

The investment portfolios under management in the International segment contain assets backing the liabilities and surplus of subsidiaries operating in the countries and territories where CIGNA International has business presence. Collectively, these are referred to as the “International portfolios.” As of December 31, 2006 the International portfolios had $1.4 billion in Invested Assets. The International portfolios are primarily managed by external managers with whom CIGNA's subsidiaries contract.

The characteristics of these assets are generally managed to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations in the countries where CIGNA's subsidiaries operate. Assets are generally invested in the currency of related liabilities, typically the currency in which the subsidiaries operate. CIGNA's investment policy allows the investment of subsidiary assets in U.S. dollars to the extent permitted by regulation. CIGNA's international invested assets as of December 31, 2006 were held in support of statutory surplus and liabilities associated with the following types of insurance products:

Accident and health insurance consists of various individual group and individual life, accident and health products. The duration of related liabilities is typically less than one year. Investment assets supporting surplus and accident and health liabilities are structured to emphasize investment income, and the necessary liquidity is provided through cash flow, short term and fixed maturity investments.

Interest sensitive products primarily consist of “return of premium” products in which the nominal amount of premiums paid for a multi-year accident and health policy are paid back to the policyholder at the end of the contract period. Invested assets supporting these products are fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows.

Unit linked investment products are insurance contracts in which a portion of the policyholder’s premium is used to purchase shares in investment funds for which the policyholder bears the investment risk and return.

Fully guaranteed products primarily include single premium immediate annuities. Because these products have defined payment obligations to policyholders, the amount and timing of future benefit cash flows can be reasonably estimated. Funds supporting these products are invested in fixed income investments that to the extent possible match the cash flows of the investment portfolio with the benefit cash flows.

H. Run-off Retirement

On April 1, 2004, CIGNA sold its retirement benefits businesses. CIGNA no longer sells the products related to the sold businesses. For additional information about the sale transaction, see “Sale of Retirement Benefits Business” in the MD&A section, and Note 3 to CIGNA’s 2006 Financial Statements included in its 2006 Annual Report.

The sale of CIGNA's retirement benefits business was primarily in the form of a reinsurance arrangement. Upon the sale, CIGNA reinsured with the buyer of the retirement business $16.0 billion of general account contractholder liabilities under an indemnity reinsurance arrangement and $35.3 billion of insurance, contractholder and separate account liabilities under modified coinsurance arrangements, including $32.0 billion in separate account liabilities and $2.0 billion related to the single premium annuity business described below.

Since the sale in 2004, the buyer of the retirement business has entered into agreements with most of the insured party contractholders relieving CIGNA of any remaining contractual obligations to those parties (“novation agreements”). As a result, CIGNA reduced reinsurance recoverables, contractholder deposit funds, and separate account balances for these obligations.

Single Premium Annuity Business

The single premium annuity business consists primarily of single premium annuities that were supported by CIGNA's general account. Initially, this business was reinsured on a modified coinsurance basis for the first two years following the sale.

Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the assets. CIGNA transferred invested assets to the buyer and recorded a reinsurance recoverable of approximately $1.6 billion, which corresponds to the liabilities for the single premium annuity business held by CIGNA as of March 31, 2006.

Ceded Business Trust

The buyer deposited assets associated with the reinsurance of general account contracts into a trust (the "Ceded Business Trust") and assets associated with the single premium annuity business into a second trust (the “Guaranteed Cost Trust”), which both provide security to CIGNA for the related reinsurance recoverables. The buyer is permitted to withdraw assets from the Ceded Business Trust or the Guaranteed Cost Trust equal to the reduction in CIGNA's reserves whenever a reduction occurs. For example, reductions will occur when the buyer enters into additional novation agreements and directly assumes liability to the insured party. As of December 31, 2006, assets totaling $3.9 billion remained in the combined Ceded Business Trust and Guaranteed Cost Trust.

I. Run-off Reinsurance

Principal Products and Markets

Until June 2000, CIGNA offered reinsurance coverage for part or all of the risks written by other insurance companies under life and annuity policies (both group and individual); accident policies (personal accident, catastrophe and workers compensation coverages); and health policies. These products were sold principally in North America and Europe through a small sales force and through intermediaries.

In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance business. CIGNA placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and annuity reinsurance businesses) into run-off as of June 1, 2000, and stopped underwriting new reinsurance business.

For the run-off reinsurance business, CIGNA has established policy reserves that reflect the present value of expected future obligations less the present value of expected premiums. In addition, CIGNA establishes loss reserves for claims received, but not yet paid based on the amount of the claim received, and for losses incurred but not reported based on prior claim experience and other relevant factors.

CIGNA's reserves for reinsurance risks assumed by CIGNA and for amounts recoverable from its retrocessionaires are considered appropriate as of December 31, 2006 based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA's consolidated results of operations, and, in certain situations, could have a material adverse effect on CIGNA's financial condition. CIGNA bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to CIGNA.

Guaranteed Minimum Death Benefit Contracts

CIGNA’s reinsurance operations reinsured guaranteed minimum death benefits under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity and other market exposures as a result of this product.

For additional information about guaranteed minimum death benefit contracts, see “Other Matters” under “Run-off Reinsurance” in the MD&A section of, and Note 7 to CIGNA's 2006 Financial Statements included in its 2006 Annual Report.

Guaranteed Minimum Income Benefit Contracts

CIGNA’s reinsurance operations also reinsured minimum income benefits under certain variable annuities issued by other insurance companies. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates. CIGNA purchased retrocessional reinsurance which covers 55% of the exposures on these contracts.

For additional information about guaranteed minimum income benefit contracts, see “Other Matters” under “Run-off Reinsurance” and “Guaranteed minimum income benefit contracts” under “Guarantees and Contractual Obligations” in the MD&A section of, and Note 20C to CIGNA's 2006 Financial Statements included in its 2006 Annual Report.

Workers Compensation and Personal Accident

CIGNA reinsured workers compensation and other personal accident business in the United States and in the London market. This included participation in a workers compensation reinsurance pool formerly managed by Unicover Managers, Inc. CIGNA purchased extensive retrocessional reinsurance for the Unicover contracts (through the pool) and also purchased retrocessional coverage for its other workers compensation and personal accident assumed risks. Although CIGNA is involved in certain retrocessional enforcement arbitrations, most of the disputes concerning retrocessional contracts have been resolved. For more information regarding these disputes, see “Legal Proceedings” in Item 3 on pages 37 and 38.

CIGNA's payment obligations under these workers compensation and personal accident contracts are based on ceding companies’ claim payments relating to accidents and injuries.

These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of CIGNA's ultimate payment obligations and ultimate collections from its retrocessionaires, may not be known with certainty for some time. For more information see “Run-off Reinsurance” in the MD&A section of, and Note 8 to CIGNA's 2006 Financial Statements included in, CIGNA’s 2006 Annual Report.

J. Regulation

CIGNA and its subsidiaries are subject to federal, state and international regulations and CIGNA has established policies and procedures to comply with applicable requirements.

CIGNA's insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. These subsidiaries are subject to numerous state and federal regulations related to their business operations, including, but not limited to:

•	the form and content of customer contracts including benefit mandates (including special requirements for small groups of generally under 50 employees);

•	premium rates;

•	the content of agreements with participating providers of covered services;

•	producer appointment and compensation;

•	claims processing and appeals;

•	solvency requirements;

•	underwriting practices;

•	reinsurance arrangements;

•	advertising practices;

•	unfair trade and claim practices;

•	delegation of administrative functions;

•	risk sharing arrangements with providers;

•	use and disclosure of individuals’ identifiable information; and

•	operation of consumer-driven plans (including health savings accounts, health reimbursement accounts and flexible spending accounts).

CIGNA also complies with regulations in international jurisdictions where foreign insurers are, in many countries, faced with greater restrictions than their domestic competitors. These restrictions may include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer’s ownership.

Other types of regulatory oversight are described below.

Financial Reporting

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements and the type and concentration of permitted investments. CIGNA's insurance and HMO subsidiaries are required to file periodic financial reports with regulators in most of the jurisdictions in which they do business, and their operations and accounts are subject to examination by such agencies at regular intervals.

Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds

Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds, which are established to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims.

Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 20 to CIGNA’s 2006 Financial Statements included in its 2006 Annual Report.

Some states also require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards.

Solvency and Capital Requirements

Many states have adopted some form of the National Association of Insurance Commissioners (“NAIC”) model solvency-related laws and risk-based capital rules (“RBC rules”) for life and health insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer’s adjusted surplus to its risk-based capital falls below statutory required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2006, CIGNA’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules. The NAIC is considering changing statutory reserving rules for variable annuities. Any changes would apply to CIGNA's reinsurance contracts covering guaranteed minimum death benefits and guaranteed minimum income benefits, and would impact CIGNA's overall surplus level.

Holding Company Laws

CIGNA's domestic insurance companies and certain of its HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

Oversight of Marketing, Advertising and Broker Compensation

State and/or federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their administration, may result in increased regulation. Products offering limited benefits, such as those issued in connection with the Star-HRG business acquired in 2006, may attract increased regulatory scrutiny. States have responded to concerns about the marketing, advertising and administration of insurance and HMO products and administrative practices by increasing the number and frequency of market conduct examinations and imposing larger penalties for violations of applicable laws and regulations.

In recent years, perceived abuses in broker compensation practices have been the focus of greatly heightened regulatory scrutiny. This increased regulatory focus may lead to legislative or regulatory changes that would affect the manner in which CIGNA and its competitors compensate brokers. For more information regarding general governmental inquiries relating to CIGNA companies, see “Legal Proceedings” in Item 3 on pages 37 and 38.

Claim Administration, Utilization Review and Related Services

CIGNA subsidiaries contract for the provision of claim administration, utilization management and other related services with respect to the administration of self-insured benefit plans. These CIGNA subsidiaries are subject to state licensing requirements and regulation.

Employment Retirement Income Security Act

CIGNA sells most of its products and services to sponsors of employee benefit plans that are governed by the federal Employment Retirement Income Security Act (“ERISA”). CIGNA companies may be subject to requirements imposed by ERISA on plan fiduciaries and parties in interest, including regulations affecting claim and appeals procedures for health, dental, disability, life and accident plans.

Federal Regulations

Medicare Regulations. Several CIGNA subsidiaries engage in businesses that are subject to federal Medicare regulations such as:

•	those offering individual and group Medicare Advantage (HMO) coverage in Arizona;

•	contractual arrangements with the federal government for the processing of certain Medicare claims and other administrative services;

•	contractual arrangements with the federal government to provide disease management services to chronically ill Medicare beneficiaries in the state of Georgia; and

•	those offering Medicare Pharmacy (Part D) products that are subject to federal Medicare regulations.

Federal Audits

Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under the programs (which may occur in years subsequent to provision by CIGNA of the relevant services under audit). These risks may include reimbursement claims as well as potential fines and penalties. For example, the federal government requires Medicare and Medicaid providers to file detailed cost reports for health care services provided. These reports may be audited in subsequent years. CIGNA HMOs that contract to provide community-rated coverage to participants in the federal Employees Health Benefit Plan may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group. See “Health Care” in Section C beginning on page 4 for additional information about CIGNA’s participation in government health-related programs.

Privacy and Information Disclosure and Portability Regulations

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes requirements for guaranteed issuance (for groups with 50 or fewer lives), electronic data security standards, and renewal and portability, on health care insurers and HMOs. In addition, HIPAA regulations require the assignment of a unique national identifier for providers by May, 2007. The federal government and states (as well as an increasing number of non-U.S. jurisdictions) impose requirements regarding the use and disclosure of identifiable information about individuals and, in an effort to deal with the growing threat of identity theft, the handling of privacy and security incidents.

Antitrust Regulations

CIGNA companies are also engaged in activities that may be scrutinized under federal and state antitrust laws and regulations. These activities include the administration of strategic alliances with competitors, information sharing with competitors and provider contracting.

Anti-Money Laundering Regulations

Certain CIGNA lines of business are subject to United States Department of the Treasury anti-money laundering regulations. Those lines of business have implemented anti-money laundering policies designed to insure their affected products comply with the regulations.

 Investment-Related Regulations

Depending upon their nature, CIGNA's investment management activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment related activities. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

Legislative and Regulatory Developments

The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. In the growing area of consumer-driven plans, health savings accounts and health reimbursement accounts are also regulated by the United States Department of the Treasury and the Internal Revenue Service. See “Regulatory and Industry Developments” in the MD&A section of CIGNA’s 2006 Annual Report for additional information.

Federal regulation and legislation may affect CIGNA’s operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry, other proposed federal measures that may significantly affect CIGNA’s operations include calls for universal health care coverage, market reforms achieved through state and federal legislation, modifications of the Medicare program, and employee benefit regulation including modification to the tax treatment of employee benefits.

The economic and competitive effects of the legislative and regulatory proposals discussed above on CIGNA’s business operations will depend upon the final form of any such legislation or regulation.

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

• A.M. Best Company, Inc. (“A.M. Best”), A++ to S (“Superior” to “Suspended”);

• Moody’s Investors Service (“Moody’s”), Aaa to C (“Exceptional” to “Lowest”);

• Standard & Poor’s Corp. (“S&P”), AAA to R (“Extremely Strong” to “Regulatory Action”); and

• Fitch, Inc. (“Fitch”), AAA to D (“Exceptionally Strong” to “Order of Liquidation”).

As of February 26, 2007, the insurance financial strength ratings for CG Life were as follows:

CG Life
Insurance Ratings(1)

A.M. Best	A
(“Excellent,”
3rd of 16)
Moody’s	A2
(“Good,”
6th of 21)
S&P	A-
(“Strong,”
7th of 21)
Fitch	A
(“Strong,”
6th of 24)
_______________
(1)
Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CG Life’s rating by A.M. Best is the 3rd highest rating awarded in its scale of 16).

As of February 26, 2007, the insurance financial strength rating for Life Insurance Company of North America assigned by A.M. Best was A (“Excellent,” 3rd of 16), and by Moody’s was A2 (“Good,” 6th of 21).

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

As of February 26, 2007, the debt ratings assigned by the following agencies were as follows:

Debt Ratings(1)
CIGNA CORPORATION

Commercial
	Senior Debt	Paper
Moody’s	Baa2	P2
	(“Adequate,”	(“Strong,”
	9th of 21)	2nd of 4)
S&P	BBB	A2
	(“Adequate,”	(“Good,”
	9th of 22)	3rd of 7)
Fitch	BBB	F2
	(“Good,” 9th of 24)	(“Moderately Strong,” 3rd of 7)
________________________
(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the applicable agency’s rating scale.

In December 2006, A.M. Best upgraded the financial strength ratings of certain CIGNA subsidiaries to “A” from “A-“ and revised the outlook to “Stable” from “Positive.” In February 2007, Moody's upgraded CIGNA Coproration's senior debt rating to “Baa2” from “Baa3” and upgraded the financial strength ratings of CG Life and LINA to “A2” from “A3.” At the same time, Moody's upgraded the commercial paper rating to “P2” from “P3” and changed the outlook to stable from positive. CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings of CIGNA that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings at the parent company level increase the cost to borrow funds. Lower ratings of CG Life could adversely affect new sales and retention of current business.

L. Miscellaneous

Portions of CIGNA’s insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2006. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

CIGNA had approximately 27,100, 28,000, and 28,600 employees as of December 31, 2006, 2005 and 2004, respectively.

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

The future performance of CIGNA’s business will depend in large part on CIGNA’s ability to execute effectively and implement its strategic initiatives. These initiatives include: executing CIGNA's consumerism strategy, including designing products to meet emerging market trends and ensuring that an appropriate infrastructure is in place to meet the needs of customers and members; continuing to reduce medical costs; growing its individual and small business market and emerging market and further penetration of the specialty markets; and further improving the efficiency of operations, including lowering operating costs and enabling higher value services.

Successful execution of these initiatives depends on a number of factors including:

•	the ability to gain and retain customers and members by providing appropriate levels of support and service for CIGNA’s products, as well as avoiding service and health advocacy related errors;

•	the ability to attract and retain sufficient numbers of qualified employees;

•	the negotiation of favorable provider contracts;

•
CIGNA's ability to develop and introduce new products or programs, because of the inherent risks and uncertainties associated with product development, particularly in response to government regulation or the increased focus on consumer directed products;

•	the identification and introduction of the proper mix or integration of products that will be accepted by the marketplace; and

•
the ability of CIGNA’s products and services to differentiate CIGNA from its competitors and for CIGNA to demonstrate that these products and services (such as disease management and health advocacy programs, provider credentialing and other quality care initiatives) result in improved health outcomes and reduced costs.

Further, CIGNA’s success will depend upon its ability to develop new systems and enhance the performance of its existing procedures and processes to adequately support CIGNA's operations, strategies and business objectives.

If CIGNA fails to properly maintain the integrity or security of its data or to strategically implement new information systems, there could be a material adverse effect on CIGNA’s business.

CIGNA’s business depends on effective information systems and the integrity and timeliness of the data it uses to run its business. CIGNA’s business strategy requires providing members and providers with internet or e-business related products and information to meet their needs. CIGNA’s ability to adequately price its products and services, establish reserves, provide effective and efficient service to its customers, and to timely and accurately report its financial results also depends significantly on the integrity of the data in its information systems. If the information CIGNA relies upon to run its businesses were found to be inaccurate or unreliable or if CIGNA were to fail to maintain effectively its information systems and data integrity, the Company could have problems with, among other things: operational disruptions; determining medical cost estimates and establishing appropriate pricing; customers, physicians and other health care providers; regulators; increases in operating expenses; and retention and attraction of customers.

If CIGNA were unable to maintain the security of any sensitive data residing on the Company’s systems whether due to our own actions or those of any vendors, our reputation would be adversely affected and we could be exposed to litigation or other actions, fines or penalties, any of which could adversely affect our business or financial condition.

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

CIGNA’s profitability depends, in part, on its ability to accurately predict and control future health care costs through underwriting criteria, provider contracting, utilization management and product design. Premiums in the health benefits business are generally fixed for one-year periods. Accordingly, future cost increases in excess of medical cost projections reflected in pricing cannot generally be recovered in the contract year through higher premiums. Although CIGNA bases the premiums it charges on its estimate of future health care costs over the fixed premium period, actual costs may exceed what was estimated and reflected in premiums. Factors that may cause actual costs to exceed premiums include: medical cost inflation; the introduction of new or costly treatments and technology; and membership mix.

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

For instance, in 2006, CIGNA entered into an agreement with IBM to operate significant portions of its information technology infrastructure, including the provision of services relating to its call center application, enterprise content management, risk-based capital analytical infrastructure and voice and data communications and network in addition to the software applications and human resource operations support IBM had previously provided pursuant to several smaller contracts. The 2006 contract with IBM includes several service level agreements, or SLAs, related to issues such as performance and job disruption with significant financial penalties if these SLAs are not met. However, the Company may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of CIGNA’s termination rights are contingent upon payment of a fee, which may be significant. If CIGNA's relationship with IBM is terminated, the Company may experience disruption of service to customers, which could affect CIGNA's business, financial condition, and results of operations.

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

As of February 26, 2007, the insurance financial strength ratings for CG Life, the Company’s principal insurance subsidiary, were as follows:

CG Life
Insurance Ratings(1)

A.M. Best	A
(“Excellent,”
3rd of 16)
Moody’s	A2
(“Good,”
6th of 21)
S&P	A-
(“Strong,”
7th of 21)
Fitch	A
(“Strong,”
6th of 24)
___________
(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CG Life’s rating by A.M. Best is the 3rd highest awarded in its scale of 16).

A description of CIGNA Corporation ratings, other subsidiary ratings, as well as more information on these ratings, is included in “Ratings” in Section K beginning on page 28.

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

As part of its run-off reinsurance business, CIGNA reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. CIGNA adopted a program to reduce equity market risks related to these contracts by selling domestic and foreign-denominated exchange-traded futures contracts and foreign currency forward contracts. The purpose of this program is to reduce the adverse effects of potential future domestic and international stock market declines on CIGNA’s liabilities for these contracts. Under the program, increases in liabilities under the annuity contracts from a declining market are offset by gains on the futures contracts. However, if CIGNA were to have difficulty in entering into appropriate futures or forward contracts, or stock market declines expose CIGNA to higher rates of partial surrender (which are not covered by the program), there could be a material adverse effect on the Company’s financial condition. See “Run-off Reinsurance” in Section I on page 23 for more information on the program.

If actual experience differs significantly from CIGNA’s assumptions used in estimating CIGNA’s liabilities for reinsurance contracts that guarantee minimum death benefits or minimum income benefits, it could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA's financial condition.

CIGNA’s management estimates reserves for guaranteed minimum death benefit and minimum income benefit exposures are based on assumptions regarding lapse, partial surrender, mortality, interest rates, volatility, reinsurance recoverables, and, for minimum income benefit exposures, annuity income election rates. These estimates are based on CIGNA’s experience and future expectations. CIGNA monitors actual experience to update these reserve estimates as necessary. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.

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

A description of material legal actions in which CIGNA is currently involved is included under “Legal Proceedings” in Item 3 on pages 37 and 38, and Note 20 to CIGNA’s 2006 Financial Statements included in its 2006 Annual Report. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more legal matters could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

CIGNA’s business is subject to substantial government regulation, which, along with new regulation, could increase its costs of doing business and could adversely affect its profitability.

CIGNA’s business is regulated at the international, federal, state and local levels. The laws and rules governing CIGNA’s business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force CIGNA to change how it does business, restrict revenue and enrollment growth, increase health care, technology and administrative costs including pension costs and capital requirements, take other actions such as changing our reserve levels with respect to certain reinsurance contracts, and increase CIGNA’s liability in federal and state courts for coverage determinations, contract interpretation and other actions.

CIGNA must comply with the various regulations applicable to its business. If CIGNA fails to comply, the Company’s business could be adversely affected. In addition, CIGNA must obtain and maintain regulatory approvals to market many of its products, to increase prices for certain regulated products and to consummate some of its acquisitions and divestitures. Delays in obtaining or failure to obtain or maintain these approvals could reduce the Company’s revenue or increase its costs.

For further information on regulatory matters relating to CIGNA, see “Regulation” in Section J on page 25 and “Legal Proceedings” in Item 3 on pages 37 and 38, as well as “Regulatory and Industry Developments” in the MD&A section of CIGNA’s 2006 Annual Report.

CIGNA faces competitive pressure, particularly price competition, which could reduce product margins and constrain growth in CIGNA’s health care businesses.

While health plans compete on the basis of many factors, including service quality of clinical resources, claims administration services and medical management programs, and quality and sufficiency of provider networks, CIGNA expects that price will continue to be a significant basis of competition. CIGNA’s customer contracts are subject to negotiation as customers seek to contain their costs, and customers may elect to reduce benefits in order to constrain increases in their benefit costs. Such an election may result in lower premiums for the Company’s products, although it may also reduce CIGNA’s costs. Alternatively, the Company’s customers may purchase different types of products from it that are less profitable, or move to a competitor to obtain more favorable premiums.

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

Large-scale public health epidemics, bio-terrorist activity, natural disasters or other extreme events could cause CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and in severe circumstances, could cause operational disruption.

If widespread public health epidemics such as an influenza pandemic, bio-terrorist or other attack, or catastrophic natural disaster were to occur, CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience could rise significantly, depending on the government’s actions and the responsiveness of public health agencies and insurers. In addition, depending on the severity of the situation, a widespread outbreak could curtail economic activity in general, and CIGNA's operations in particular, which could result in operational and financial disruption to CIGNA, which among other things may impact the timeliness of claims and revenue. CIGNA’s business and financial condition could also be adversely affected if the Company does not maintain adequate procedures to ensure disaster recovery and business continuity for its facilities and operations in the event of a natural disaster.

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

CIGNA faces risks relating to its ability to effectively deploy its capital.

CIGNA’s operations have generated significant capital in recent periods and the Company has significant ability to raise additional capital. In deploying its capital to fund its investments in operations, share repurchases, potential acquisitions or other capital uses, CIGNA's financial results could be adversely affected if it does not appropriately balance its risks and opportunities.

CIGNA is subject to potential changes in the political environment which affects public policy and can adversely affect the markets for our products.

While it is not possible to predict when and whether fundamental policy changes would occur, these could include policy changes on the local, state and federal level that could fundamentally change the dynamics of CIGNA’s industry, such as a much larger role of the government in the health care arena. Changes in public policy could materially affect CIGNA's profitability, its ability to retain or grow business, or in the event of extreme circumstances, its financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

CIGNA's headquarters, along with CIGNA Group Insurance, CIGNA International, portions of CIGNA HealthCare and CIGNA's staff support operations, are located in approximately 450,000 square feet of leased office space at Two Liberty Place, Philadelphia. CIGNA HealthCare is the primary occupant of a complex of buildings owned by CIGNA, aggregating approximately 1.5 million square feet of office space, located at 900-950 Cottage Grove Road, Bloomfield, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. CIGNA believes its properties are adequate and suitable for its business as presently conducted. For additional information concerning leases and property, see Notes 2H and 18 to CIGNA's 2006 Financial Statements included in its 2006 Annual Report. This paragraph does not include information on investment properties.

Item 3. LEGAL PROCEEDINGS

In re Managed Care Litigation

On April 7, 2000, several pending actions were consolidated in the United States District Court for the Southern District of Florida in a multi-district litigation proceeding captioned In re Managed Care Litigation. The consolidated cases include Shane v. Humana, Inc., et al. (CIGNA subsidiaries added as defendants in August 2000), Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), Kaiser and Corrigan v. CIGNA Corporation, et al. (class of health care providers certified on March 29, 2001) and Amer. Dental Ass’n v. CIGNA Corp. et. al. (a putative class of dental providers).

In 2004, the Court approved a settlement agreement between the physician class and CIGNA. A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration. Separately, in April 2005, the Court approved a settlement between CIGNA and a class of non-physician health care providers. Only the Amer. Dental Ass’n case remains unresolved. CIGNA's motion to dismiss the case is pending.

In the fourth quarter 2006, pursuant to a settlement, CIGNA received a favorable $22 million pre-tax ($14 million after tax) insurance recovery related to this litigation. There are two additional proceedings seeking to recover insurance proceeds on account of this litigation. The total insurance recovery that is being sought in the two proceedings is $20 million.

Broker Compensation

Beginning in 2004, CIGNA, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation relating to their investigations of insurance broker compensation. CIGNA received a subpoena from the U.S. Attorney’s Office for the Southern District of California in October 2005 and the San Diego District Attorney in March 2006 and is providing information to them about broker, Universal Life Resources (ULR). In addition, in January 2006, CIGNA received a subpoena from the U.S. Department of Labor and is providing information to that Office about another broker. CIGNA is cooperating with the inquiries and investigations.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including CIGNA and several other insurance holding companies) failed to disclose compensation paid to ULR and that, in return for the compensation, ULR steered clients to defendants. The plaintiffs are seeking injunctive relief only. The trial is expected to begin on August 31, 2007.

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

In re CIGNA Corp. Securities Litigation

In late 2002, several purported class action lawsuits were filed against CIGNA and certain of its officers by individuals seeking to represent a class of purchasers of CIGNA securities from May 2, 2001 to October 24, 2002. The complaints alleged, among other things, that the defendants violated Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 by misleading CIGNA shareholders with respect to the company’s performance during the class period. In 2003, these suits were consolidated in the United States District Court for the Eastern District of Pennsylvania as In re CIGNA Corp. Securities Litigation.

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

In December 2006, the parties agreed to settle In re CIGNA Corp. Securities Litigation and the Hobbs and Scott cases. The In re CIGNA Corp. Securities Litigation settlement, which specifies $93 million to be paid to the plaintiffs, was preliminarily approved by the court on January 25, 2007. A final fairness hearing before the court is expected to be held on April 27, 2007, with final approval expected shortly thereafter. Additionally, the settlement is also dependent upon a certain level of class participation. Also, CIGNA and its directors have reached a separate settlement with the plaintiffs in the Hobbs and Scott cases. Under the settlement, CIGNA's insurers will deposit and apportion, on behalf of the individual defendants, $6 million of the aforementioned $93 million class action settlement, and have agreed to make a payment of not more than $720,000 for the plaintiff’s attorney’s fees, subject to court approval. On January 25, 2007, the court preliminarily approved the settlement and set a hearing date on final approval on April 27, 2007, with final approval expected shortly thereafter.

Amara Cash Balance Pension Plan Litigation

On December 18, 2001, Janice Amara filed a purported class action lawsuit in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula. The plaintiffs allege, various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan. The plaintiffs were granted class certification on December 20, 2002, and seek equitable relief. A non-jury trial began on September 11-15, 2006. Due to the court’s schedule, the proceedings were adjourned and then the trial was completed on January 25, 2007. The judge has ordered the parties to submit post-trial briefs in advance of closing arguments to be held on June 4, 2007.

Run-off Reinsurance Litigation

In connection with CIGNA's run-off reinsurance operations, described on page 23, CIGNA purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business. CIGNA is appealing in court an adverse award in a retrocessional enforcement arbitration. That appeal, captioned CIGNA EUROPE INSURANCE COMPANY SA-NV v. John Hancock Life Insurance Company, is pending in the High Court of Justice, Queen’s Bench Division, Commercial Court, and a hearing is scheduled for March 13-14, 2007. In addition CIGNA recently commenced another retrocessional enforcement arbitration.

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

MICHAEL W. BELL, 43, Executive Vice President and Chief Financial Officer of CIGNA beginning December 2002; Chief Financial Officer-elect from October 2002 until December 2002; and President of CIGNA Group Insurance from July 2000 until October 2002.

DAVID M. CORDANI, 41, President, CIGNA HealthCare beginning July 2005; President, Health Segments, CIGNA HealthCare from June 2004 until July 2005; Senior Vice President and Chief Financial Officer, CIGNA HealthCare, from October 2002 until June 2004.

H. EDWARD HANWAY, 55, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; and President and a Director of CIGNA since January 1999.

PAUL E. HARTLEY, 50, President of CIGNA International beginning June 2005; and President and Chief Executive Officer, CIGNA International, Asia Pacific region from June 1999 to June 2005.

JOHN M. MURABITO, 48, Executive Vice President of CIGNA beginning August 2003, with responsibility for Human Resources and Services; and Senior Vice President, Human Resources and Corporate Services from March 2000 until August 2003 at Monsanto Company.

CAROL ANN PETREN, 54, Executive Vice President, General Counsel and Public Affairs of CIGNA beginning May 2006; Senior Vice President and Deputy General Counsel of MCI from January 2003 until March 2006; and Deputy General Counsel of Sears, Roebuck and Company from January 2001 until January 2003.

KAREN S. ROHAN, 44, President of CIGNA Group Insurance beginning November 2005; President of CIGNA Dental & Vision Care beginning April 2004; President of CIGNA Specialty Companies from November 2004 until November 2005; Chief Underwriting Officer, CIGNA HealthCare from January 2003 until April 2004; and Vice President and Business Financial Officer, CIGNA HealthCare from March 2000 until December 2002.

SCOTT A. STORRER, 39, Executive Vice President, CIGNA Service Operations and Information Technology beginning June 2005; Interim Head of CIGNA Information Technology from November 2004 until June 2005; Senior Vice President of CIGNA HealthCare Service Operations and CIGNA Information Technology from October 2002 until November 2004; and Senior Vice President of Disability Management Solutions and Customer Service for CIGNA Group Insurance from May 2001 until October 2002.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information under the caption “Quarterly Financial Data--Stock and Dividend Data” and under the caption “Stock Listing” in CIGNA’s 2006 Annual Report is incorporated by reference, as is the information from Note 15 to CIGNA’s 2006 Financial Statements, the number of shareholders of record as of December 31, 2006 under the caption “Highlights” and the information presented under the caption "Performance Graph" in CIGNA’s 2006 Annual Report. CIGNA’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI.”

Issuer Purchases of Equity Securities

The following table provides information about CIGNA's share repurchase activity for the quarter ended December 31, 2006:

Issuer Purchases of Equity Securities
Period	Total # of Shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
October 1-31, 2006	1,802,351	$118.43	1,801,900	$820,616,299
November 1-30, 2006	1,309,007	$121.92	1,308,500	$661,084,332
December 1-31, 2006	1,353,950	$129.85	1,353,800	$485,287,708
Total	4,465,308	$122.92	4,464,200	N/A
______________________
(1)
Includes shares tendered by employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans. Employees tendered 451 shares in October, 507 shares in November and 150 shares in December.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $485 million as of December 31, 2006. CIGNA has, and may continue from time to time, to effect open market purchases through 10b5-1 plans, which allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. SELECTED FINANCIAL DATA

The five-year financial information under the caption “Highlights” in CIGNA’s 2006 Annual Report is incorporated by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the MD&A section of CIGNA’s 2006 Annual Report is incorporated by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Market Risk” in the MD&A section of CIGNA’s 2006 Annual Report is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIGNA’s Consolidated Financial Statements and the report of its independent registered public accounting firm in CIGNA’s 2006 Annual Report are incorporated by reference, as is the unaudited information set forth under the caption “Quarterly Financial Data--Consolidated Results.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

A.  Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA’s disclosure controls and procedures conducted under the supervision and with the participation of CIGNA's management, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

B.  Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting

CIGNA’s management report on internal control over financial reporting under the caption “Management’s Annual Report on Internal Control over Financial Reporting” in CIGNA's 2006 Annual Report is incorporated by reference.

Attestation Report of the Registered Public Accounting Firm

The attestation report of CIGNA’s independent registered public accounting firm, on management's assessment of the effectiveness of CIGNA’s internal control over financial reporting and the effectiveness of CIGNA’s internal control over financial reporting under the caption “Report of Independent Registered Public Accounting Firm” in CIGNA’s 2006 Annual Report is incorporated by reference.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.     Directors of the Registrant

The information under the captions “The Board of Directors’ Nominees for Terms to Expire in April 2010,” “Directors Who Will Continue in Office,” “Board of Directors and Committee Meetings, Membership, Attendance and Independence” (as it relates to Audit Committee disclosure), and “Section 16(a) Beneficial Ownership Reporting Compliance” in CIGNA’s proxy statement to be dated on or about March 22, 2007 is incorporated by reference.

B.    Executive Officers of the Registrant

See PART I - “Executive Officers of the Registrant.”

C.	Code of Ethics and Other Corporate Governance Disclosures

CIGNA’s Code of Ethics and Compliance is the Company’s code of business conduct and ethics, and applies to CIGNA’s directors, officers (including the chief executive officer, chief financial officer and chief accounting officer) and employees. The Code of Ethics and Compliance policies are posted on the Corporate Governance section found on the “About Us” page of the Company’s website, www.cigna.com. In the event the Company substantively amends its Code of Ethics and Compliance or waives a provision of the Code, CIGNA intends to disclose the amendment or waiver on the Corporate Governance section of the Company’s website as well.

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

Item 11. EXECUTIVE COMPENSATION

The information under the captions “Director Compensation,” “Report of the People Resources Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Executive Compensation” in CIGNA’s proxy statement to be dated on or about March 22, 2007 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plans,” “Stock held by Directors, Nominees and Executive Officers” and “Largest Security Holders” in CIGNA's proxy statement to be dated on or about March 22, 2007 is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions” in CIGNA’s proxy statement to be dated on or about March 22, 2007 is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Policy for the Pre-Approval of Audit and Non-Audit services” and “Fees Billed by Independent Auditors” in CIGNA’s proxy statement to be dated on or about March 22, 2007 is incorporated by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements have been incorporated by reference from CIGNA’s 2006 Annual Report:

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to the Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

(3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2007

CIGNA CORPORATION

By: /s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ H. Edward Hanway
H. Edward Hanway	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Annmarie T. Hagan
Annmarie T. Hagan	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ Robert H. Campbell
Robert H. Campbell	Director
/s/ Isaiah Harris, Jr.
Isaiah Harris, Jr.	Director
/s/ Jane E. Henney, M.D.
Jane E. Henney, M.D.	Director

/s/ Peter N. Larson
Peter N. Larson	Director

/s/ Roman Martinez IV
Roman Martinez IV	Director
/s/ Harold A. Wagner
Harold A. Wagner	Director
/s/ Carol Cox Wait
Carol Cox Wait	Director
/s/ Donna F. Zarcone
Donna F. Zarcone	Director
/s/ William D. Zollars
William D. Zollars	Director

CIGNA CORPORATION AND SUBSIDIARIES

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference from CIGNA's 2006 Annual Report.

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2007 appearing in the 2006 Annual Report to Shareholders of CIGNA Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers, LLP
Philadelphia, Pennsylvania
February 28, 2007

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006
(In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the consolidated balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$356	$597	$597
States, municipalities and political subdivisions	2,360	2,488	2,488
Foreign governments	853	918	918
Public utilities	782	812	812
All other corporate bonds	6,307	6,556	6,556
Asset-backed securities:
United States government agencies,
mortgage-backed	2	3	3
Other mortgage-backed	217	222	222
Other asset-backed	452	515	515
Redeemable preferred stocks	44	44	44
Total fixed maturities	11,373	12,155	12,155

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	9	24	24
Public utilities	--	--	--
Non-redeemable preferred stocks	103	107	107
Total equity securities	112	131	131

Mortgage loans on real estate	3,988		3,988
Policy loans	1,405		1,405
Real estate investments	117		117
Other long-term investments	418		418
Short-term investments	89		89

Total investments	$17,502		$18,303

 CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended December 31,
	2006	2005	2004

Other revenues	$2	$7	$6
Total revenues	2	7	6

Operating expenses:
Interest	101	105	107
Intercompany interest	277	162	73
Other	90	71	138
Total operating expenses	468	338	318
Loss before income taxes	(466)	(331)	(312)
Income tax benefit	(166)	(126)	(138)
Loss of parent company	(300)	(205)	(174)
Equity in income of subsidiaries from continuing operations	1,459	1,481	1,751
Income from continuing operations	1,159	1,276	1,577
Income (Loss) from discontinued operations, net of taxes	(4)	349	--
Income before Cumulative Effect of Accounting Change	1,155	1,625	1,577
Cumulative Effect of Accounting Change, net of taxes	--	--	(139)
Net income	$1,155	$1,625	$1,438

See Notes to Condensed Financial Statements on pages FS-7 and FS-8

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,
		2006		2005

Assets:
Cash and cash equivalents		$13		$1
Investments in subsidiaries		11,932		12,204
Other assets		538		510
Total assets		$12,483		$12,715

Liabilities:
Intercompany		$5,498		$4,711
Current portion of long-term debt		376		100
Long-term debt		1,198		1,324
Other liabilities		1,081		1,220
Total liabilities		8,153		7,355

Shareholders' Equity:
Common stock (shares issued, 160; 160)		40		40
Additional paid-in capital		2,451		2,385
Net unrealized appreciation — fixed maturities	$187		$195
Net unrealized appreciation — equity securities	22		24
Net unrealized depreciation — derivatives	(15)		(14)
Net translation of foreign currencies	33		2
Postretirement benefits liability adjustment	(396)		-
Minimum pension liability adjustment	-		(716)
Accumulated other comprehensive loss		(169)		(509)
Retained earnings		6,177		5,162
Less treasury stock, at cost		(4,169)		(1,718)
Total shareholders' equity		4,330		5,360
Total liabilities and shareholders' equity		$12,483		$12,715

See Notes to Condensed Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net Income	$1,155	$1,625	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(1,459)	(1,481)	(1,751)
(Income) loss from discontinued operations	4	(349)	--
Cumulative effect of accounting change, net of taxes	--	--	139
Dividends received from subsidiaries	1,745	1,306	499
Other liabilities	347	(290)	106
Cash provided by operating activities of discontinued operations	--	222	--
Other, net	(172)	(68)	(10)
Net cash provided by operating activities	1,620	965	421

Cash Flows from Investing Activities:
Other, net	(15)	(9)	5
Net cash provided by (used in) investing activities	(15)	(9)	5

Cash Flows from Financing Activities:
Net change in intercompany debt	787	327	364
Net proceeds on issuance of long-term debt	246	--	--
Repayment of long-term debt	(100)	--	(76)
Issuance of common stock	251	346	64
Common dividends paid	(12)	(13)	(100)
Repurchase of common stock	(2,765)	(1,618)	(676)
Net cash used in financing activities	(1,593)	(958)	(424)
Net increase (decrease) in cash and cash equivalents	12	(2)	2
Cash and cash equivalents, beginning of year	1	3	1
Cash and cash equivalents, end of year	$13	$1	$3

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

Note 2—Short-term and long-term debt consisted of the following at December 31:

(In millions)	2006	2005
Short-term:
Current maturities of long-term debt	$376	$100
Total short-term debt	$376	$100
Long-term:
Uncollateralized debt:
7.4% Notes due 2007	$-	$291
8 ¼% Notes due 2007	-	85
7% Notes due 2011	222	222
6.375% Notes due 2011	226	226
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7 7/8% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	250	-
Total long-term debt	$1,198	$1,324

In May 2006, CIGNA entered into a five year revolving credit and letter of credit agreement for $1.75 billion which replaced its previous credit agreement. Of this amount, up to $1.25 billion may be used for letters of credit. CIGNA entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of December 31, 2006.

In August 2006, CIGNA filed a universal shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (SEC) to take advantage of its status as a “well known seasoned issuer” under the Securities Offering Reform Act. CIGNA may issue debt, equity or other securities from time to time, with amount, price and terms to be determined at the time of sale.

In November 2006, CIGNA issued $250 million of 6.150% Senior Notes under this registration statement. The Notes bear interest at the rate of 6.150% per year, which is payable on May 15 and November 15 of each year, beginning May 15, 2007. The Notes will mature on November 15, 2036. CIGNA may redeem the Notes at any time, and from time to time, in whole or in part, at a specified redemption price.

As of December 31, 2006 CIGNA Corporation had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions): $376 in 2007, none in 2008, 2009 and 2010, and the remainder in years after 2011.

Interest paid on short- and long-term debt amounted to $101 million, $104 million and $109 million for 2006, 2005 and 2004, respectively.

Note 3—Intercompany liabilities consist primarily of loans payable to CIGNA Holdings, Inc. of $5.6 billion and $4.8 billion as of December 31, 2006 and 2005, respectively. Interest was accrued at an average monthly rate of 5.27% for 2006 and 3.62% for 2005.

Note 4—As of December 31, 2006, CIGNA Corporation had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•
CIGNA Corporation has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary domiciled in Bermuda, in the amount of $78 million. These letters of credit secure the payment of insureds’ claims from run-off reinsurance operations. CIGNA Corporation has agreed to indemnify the banks providing the letters of credit in the event of any draw. As of December 31, 2006 approximately $75 million of the letters of credit are issued.

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

•
Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, CIGNA Corporation guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2006 was $50 million.

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

•
In addition, CIGNA Corporation has agreed to indemnify payment of losses included in CIGNA Europe Insurance Company’s reserves on the reinsurance business transferred from ACE. As of December 31, 2006, the reserve was $389 million.

Through December 31, 2006, no payments have been made on these guarantees and none are pending. CIGNA Corporation provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to CIGNA Corporation’s results of operations, liquidity or financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims

Year Ended December 31, 2006:
Health Care	$37	$617	$1,221
Disability and Life	10	828	2,954
International	579	976	204
Run-off Retirement	--	2,542	--
Run-off Reinsurance	--	890	746
Other Operations	81	11,684	145
Corporate	--	--	--
Total	$707	$17,537	$5,270

Year Ended December 31, 2005:
Health Care	$27	$794	$1,478
Disability and Life	12	973	2,835
International	491	870	171
Run-off Retirement	--	2,808	1
Run-off Reinsurance	--	980	826
Other Operations	88	11,877	135
Corporate	--	--	--
Total	$618	$18,302	$5,446

Year Ended December 31, 2004:
Health Care	$26	$857	$1,941
Disability and Life	12	1,022	2,796
International	420	746	146
Run-off Retirement	--	10,203	--
Run-off Reinsurance	--	1,016	894
Other Operations	86	12,228	144
Corporate	--	--	--
Total	$544	$26,072	$5,921

SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Unearned premiums and fees	Premiums and fees (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses

$79	$9,830	$261	$6,371	$71	$4,014
44	2,108	256	1,578	6	630
334	1,526	79	861	113	420
--	2	32	26	--	17
1	64	95	26	--	54
41	111	435	415	12	61
--	--	37	(13)	--	154
$499	$13,641	$1,195	$9,264	$202	$5,350

$97	$10,177	$275	$6,652	$56	$3,786
43	2,065	264	1,587	4	617
331	1,243	71	690	84	381
--	2	144	119	--	61
1	92	99	150	--	69
43	116	465	448	5	59
--	--	41	--	--	123
$515	$13,695	$1,359	$9,646	$149	$5,096

$111	$10,868	$283	$7,100	$55	$3,835
39	1,923	253	1,529	6	590
325	1,026	58	575	82	314
--	215	467	565	6	257
1	80	92	82	--	36
46	124	475	413	5	141
--	--	15	--	--	210
$522	$14,236	$1,643	$10,264	$154	$5,383

________________________
(1)	Amounts presented are shown net of the effects of reinsurance. See Note 8 to the Financial Statements included in CIGNA’s 2006 Annual Report.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.
(3)	Benefit expenses include Health Care medical claims expense and other benefit expenses.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2006:
Life insurance in force	$326,958	$43,458	$128,263	$411,763	31.1%

Premiums and fees:
Life insurance and annuities	$2,081	$298	$411	$2,194	18.7%
Accident and health insurance	11,514	181	114	11,447	1.0%
Total	$13,595	$479	$525	$13,641	3.8%

Year Ended December 31, 2005:
Life insurance in force	$336,705	$43,062	$134,989	$428,632	31.5%

Premiums and fees:
Life insurance and annuities	$2,094	$315	$420	$2,199	19.1%
Accident and health insurance	11,600	157	53	11,496.5%
Total	$13,694	$472	$473	$13,695	3.5%

Year Ended December 31, 2004:
Life insurance in force	$337,654	$46,530	$112,070	$403,194	27.8%

Premiums and fees:
Life insurance and annuities	$2,266	$366	$428	$2,328	18.4%
Accident and health insurance	11,988	113	33	11,908.3%
Total	$14,254	$479	$461	$14,236	3.2%

CIGNA CORPORATION
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2006:
Investment asset valuation reserves:
Mortgage loans	$2	$3	$-	$(5)	$-
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	62	5	1	(22)	46
Deferred tax asset valuation
allowance	161	7	-	6	174
Reinsurance recoverables	158	12	-	(9)	161
2005:
Investment asset valuation reserves:
Mortgage loans	$2	$2	$-	$(2)	$2
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	78	8	-	(24)	62
Deferred tax asset valuation
allowance	262	(33)	16	(84)	161
Reinsurance recoverables	193	(9)	-	(26)	158

2004:
Investment asset valuation reserves:
Mortgage loans	$19	$1	$-	$(18)	$2
Allowance for doubtful accounts:
Premiums, accounts and notes
receivable	81	20	-	(23)	78
Deferred tax asset valuation
allowance	223	51	-	(12)	262
Reinsurance recoverables	176	48	-	(31)	193
________________________
(1)	Change in valuation reserves attributable to policyholder contracts.
(2)
Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other. The change in the deferred tax asset valuation allowance primarily reflects activity in discontinued operations. The change in reinsurance recoverable reflects a reclassification of the gross reinsurance recoverable, with no effect on the net reinsurance recoverable.

INDEX TO EXHIBITS

Number		Description	Method of Filing

3.1		Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2		By-Laws of the registrant as last amended and restated October 25, 2006	Filed as Exhibit 3 to the registrant’s Form 8-K filed on October 30, 2006 and incorporated herein by reference.

4	(a)	Amended and Restated Shareholder Rights Agreement dated as of July 22, 1998 between CIGNA Corporation and First Chicago Trust Company of New York	Filed as Exhibit 4(a) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

	(b)	Amendment No. 1 dated as of December 14, 1998 to the Amended and Restated Shareholder Rights Agreement	Filed as Exhibit 4(b) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

	(c)	Amendment No. 2 dated as of December 31, 2001 to the Amended and Restated Shareholder Rights Agreement	Filed herewith.

Exhibits 10.1 through 10.18 are identified as management contracts or compensatory plans or arrangements pursuant to Item 15 of Form 10-K.

10.1		Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed herewith.

10.2		Amended and Restated Restricted Stock/Stock Equivalent Plan for Non-Employee Directors of CIGNA Corporation effective January 23, 2007	Filed herewith.

10.3		Description of Compensation Plan for Non-Employee Directors of CIGNA Corporation, as amended and restated effective January 1, 2006.	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on December 13, 2005 and incorporated herein by reference.

10.4		CIGNA Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.5	(a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed herewith.

	(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed as Exhibit 10.5(b) to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.6		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.6 to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.7		CIGNA Executive Incentive Plan, as amended and restated January 1, 2002	Filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.8		CIGNA Long-Term Incentive Plan, as amended and restated effective as of January 1, 2005	Filed as Appendix B to the registrant’s definitive proxy statement filed March 21, 2005 and incorporated herein by reference.

10.9		Description of Arrangement regarding Unit-based Long-Term Incentive Compensation	Filed as Exhibit 10.5 to the registrant’s Form 10-Q for the year ended September 30, 2003 and incorporated herein by reference.

10.10		CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed herewith.

10.11		Description of Amendments to Executive Management Compensation Arrangements	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.12	(a)	CIGNA Supplemental Pension Plan, as amended and restated August 1, 1998	Filed as Exhibit 10.9(a) to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

	(b)	Amendment No. 1 to the CIGNA Supplemental Pension Plan, effective as of September 1, 1999	Filed as Exhibit 10.10(b) to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension	Filed herewith.

10.13		Description of CIGNA Corporation Financial Services Program	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.14		Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed herewith.

10.15		Form of Non-Compete Agreement dated December 8, 1997 with Mr. Hanway	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.16	Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.19 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.17	Schedule regarding Amended Deferred Stock Unit Agreements effective July 26, 2006 with Messrs. Hanway, Bell and Murabito and Form of Deferred Stock Unit Agreement	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

10.18	Agreement and Release dated March 21, 2006 with Ms. Soltz	Filed as Exhibit 10.1 to the registrants Form 8-K dated March 24, 2006 and incorporated herein be reference.

12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

13	Portions of registrant's 2006 Annual Report to Shareholders (entire Annual Report bound in printed versions of Form 10-K)	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, 1601Chestnut Street, TL17A, Philadelphia, PA 19192.