Form 10-Q
period 2007-03-31
CIGNA CORP
filed 2007-05-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  X    Accelerated Filer __    Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

  As of March 31, 2007, 95,931,638 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

CIGNA Corporation
Consolidated Statements of Income
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2007	2006
Revenues
Premiums and fees	$3,708	$3,268
Net investment income	280	329
Other revenues	365	366
Realized investment gains	21	144
Total revenues	4,374	4,107
Benefits and Expenses
Health Care medical claims expense	1,719	1,448
Other benefit expenses	836	788
Other operating expenses	1,406	1,343
Total benefits and expenses	3,961	3,579
Income from Continuing Operations before Income Taxes	413	528
Income taxes (benefits):
Current	132	254
Deferred	4	(78)
Total taxes	136	176
Income from Continuing Operations	277	352
Income from Discontinued Operations, Net of Taxes	12	-
Net Income	$289	$352
Earnings Per Share - Basic:
Income from continuing operations	$2.86	$2.93
Income from discontinued operations	0.13	-
Net income	$2.99	$2.93
Earnings Per Share - Diluted:
Income from continuing operations	$2.80	$2.87
Income from discontinued operations	0.13	-
Net income	$2.93	$2.87
Dividends Declared Per Share	$0.025	$0.025

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets
(In millions, except per share amounts)	As of March 31,		As of December 31,
	2007		2006
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,510; $11,373)		$12,267		$12,155
Equity securities, at fair value (cost, $111; $112)		130		131
Mortgage loans		3,968		3,988
Policy loans		1,419		1,405
Real estate		67		117
Other long-term investments		455		418
Short-term investments		74		89
Total investments		18,380		18,303
Cash and cash equivalents		1,589		1,392
Accrued investment income		271		255
Premiums, accounts and notes receivable		1,432		1,459
Reinsurance recoverables		7,832		8,045
Deferred policy acquisition costs		715		707
Property and equipment		603		632
Deferred income taxes		902		926
Goodwill		1,739		1,736
Other assets, including other intangibles		423		379
Separate account assets		8,492		8,565
Total assets		$42,378		$42,399
Liabilities
Contractholder deposit funds		$9,042		$9,164
Future policy benefits		8,286		8,373
Unpaid claims and claim expenses		4,264		4,310
Health Care medical claims payable		989		960
Unearned premiums and fees		558		499
Total insurance and contractholder liabilities		23,139		23,306
Accounts payable, accrued expenses and other liabilities		4,461		4,435
Short-term debt		291		382
Long-term debt		1,792		1,294
Nonrecourse obligations		51		87
Separate account liabilities		8,492		8,565
Total liabilities		38,226		38,069
Contingencies — Note 15
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 160; 160)		40		40
Additional paid-in capital		2,485		2,451
Net unrealized appreciation, fixed maturities	$181		$187
Net unrealized appreciation, equity securities	10		22
Net unrealized depreciation, derivatives	(16)		(15)
Net translation of foreign currencies	33		33
Postretirement benefits liability adjustment	(379)		(396)
Accumulated other comprehensive loss		(171)		(169)
Retained earnings		6,375		6,177
Less treasury stock, at cost		(4,577)		(4,169)
Total shareholders’ equity		4,152		4,330
Total liabilities and shareholders’ equity		$42,378		$42,399
Shareholders’ Equity Per Share		$43.28		$43.89

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
Three Months Ended March 31,
	2007		2006
	Compre- hensive Income	Share- holders' Equity	Compre- hensive Income	Share- holders' Equity
Common Stock		$40		$40
Additional Paid-In Capital, January 1		2,451		2,385
Effect of issuance of stock for employee benefit plans		34		34
Additional Paid-In Capital, March 31		2,485		2,419
Accumulated Other Comprehensive Loss, January 1
prior to implementation effect		(169)		(509)
Implementation effect of SFAS No.155 (see Note 2)		(12)		-
Accumulated Other Comprehensive Loss,
January 1 as adjusted		(181)		(509)
Net unrealized depreciation, fixed maturities	$(6)	(6)	$(95)	(95)
Net unrealized depreciation, equity securities	-	-	(4)	(4)
Net unrealized depreciation on securities	(6)		(99)
Net unrealized depreciation, derivatives	(1)	(1)	(1)	(1)
Net translation of foreign currencies	-	-	7	7
Postretirement benefits liability adjustment	17	17	-	-
Other comprehensive income (loss)	10		(93)
Accumulated Other Comprehensive Loss, March 31		(171)		(602)
Retained Earnings, January 1 prior to
implementation effects		6,177		5,162
Implementation effect of SFAS No. 155 (see Note 2)		12		-
Implementation effect of FIN 48 (see Note 2)		(29)		-
Retained Earnings, January 1 as adjusted		6,160		5,162
Net income	289	289	352	352
Effects of issuance of stock for employee benefit plans		(72)		(86)
Common dividends declared		(2)		(3)
Retained Earnings, March 31		6,375		5,425
Treasury Stock, January 1		(4,169)		(1,718)
Repurchase of common stock		(576)		(419)
Other, primarily issuance of treasury stock for employee
benefit plans		168		207
Treasury Stock, March 31		(4,577)		(1,930)
Total Comprehensive Income and Shareholders’
Equity	$299	$4,152	$259	$5,352

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows
(In millions)	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$289	$352
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(12)	-
Insurance liabilities	74	(132)
Reinsurance recoverables	12	31
Deferred policy acquisition costs	(12)	(21)
Premiums, accounts and notes receivable	17	68
Accounts payable, accrued expenses and other liabilities	(74)	(165)
Current income taxes	100	222
Deferred income taxes	4	(78)
Realized investment gains	(21)	(144)
Depreciation and amortization	54	54
Gains on sales of businesses (excluding discontinued operations)	(11)	(17)
Mortgage loans originated and held for sale	-	(240)
Other, net	(42)	(17)
Net cash provided by (used in) operating activities	378	(87)
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	188	535
Equity securities	11	5
Mortgage loans	28	136
Other (primarily short-term investments)	143	611
Investment maturities and repayments:
Fixed maturities	107	518
Mortgage loans	62	69
Investments purchased:
Fixed maturities	(440)	(755)
Equity securities	(2)	(30)
Mortgage loans	(69)	(252)
Other (primarily short-term investments)	(185)	(150)
Property and equipment, net	(19)	(30)
Cash provided by investing activities of discontinued operations	31	-
Other, net	(6)	-
Net cash provided by (used in) investing activities	(151)	657
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	141	141
Withdrawals and benefit payments from contractholder deposit funds	(142)	(179)
Change in cash overdraft position	12	4
Net proceeds on issuance of long-term debt	498	-
Repayment of long-term debt	(87)	(100)
Repurchase of common stock	(583)	(400)
Issuance of common stock	133	162
Common dividends paid	(2)	(3)
Net cash used in financing activities	(30)	(375)
Net increase in cash and cash equivalents	197	195
Cash and cash equivalents, beginning of period	1,392	1,709
Cash and cash equivalents, end of period	$1,589	$1,904
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$8	$8
Interest paid	$20	$22

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

The interim financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in CIGNA’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2006.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Beginning in 2007, CIGNA reports the results of the run-off retirement business in Other Operations. Prior periods have been restated to conform to this presentation.

Discontinued Operations. Discontinued operations represent realized gains on the disposition of certain directly-owned real estate investments in the first quarter of 2007 (see Note 9). Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

NOTE 2 - RECENT ACCOUNTING
PRONOUNCEMENTS

Uncertain tax positions. Effective January 1, 2007, CIGNA implemented Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." This interpretation provides guidance for recognizing and measuring uncertain tax positions that are "more likely than not" to result in a benefit if challenged by the Internal Revenue Service (IRS). The guidance clarifies that the amount of tax benefit recognized should be measured using management's best estimate based on the most favorable expected benefit with greater than fifty percent likelihood of being realized. The interpretation also requires that interest expense and penalties be recognized for any reserved portion of an uncertain tax position beginning when the effect of that position is reported to tax authorities. The cumulative effect of implementing the interpretation for unrecognized tax benefits decreased opening Retained earnings by $29 million. See Note 12 for additional information.

Certain financial instruments.  Effective January 1, 2007, CIGNA implemented Statement of Financial Accounting Standard (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140. This Standard clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. At adoption, CIGNA elected to fair value certain existing investments in preferred stock and debt securities with call or conversion features (hybrid securities) and future changes in the fair value of these investments will be reported in net income. As a result, CIGNA reclassified $12 million after-tax of unrealized appreciation from the opening balance of Accumulated other comprehensive loss to Retained earnings with no net change to Total shareholders' equity. In addition, this standard may affect future income recognition of certain future financial instruments if the fair value election is used or if additional derivatives are identified because any changes in their fair values will be recognized in net income each period. See Note 9 for a review of instruments that CIGNA has elected to fair value.

Deferred acquisition costs. Effective January 1, 2007, CIGNA implemented the American Institute of Certified Public Accountants Statement of Position (SOP) 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." The SOP requires that deferred acquisition costs be expensed in full when the original contract is substantially changed by election or amendment of an existing contract feature or by replacement with a new contract. There were no material effects to the financial statements at implementation. Although substantial contract changes are not expected to occur, the effect of this SOP in future periods may vary based on the nature and volume of any such contract changes.

Pension and other postretirement benefit plans. In 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits Plans," requiring that the overfunded or underfunded status of all defined benefit postretirement plans be measured as the difference between the fair value of plan assets and the benefit obligation and recognized in the balance sheet. Changes in actuarial gains and losses and prior service costs are required to be recognized in accumulated other comprehensive income (loss), net of tax, each period. CIGNA implemented this standard effective December 31, 2006. Liabilities for pension benefits and other postretirement benefits are recorded in Accounts payable, accrued expenses and other liabilities on CIGNA’s balance sheet. The implementation of SFAS No. 158 did not impact CIGNA's pension expense, funding requirements or financial covenants. See Note 8 for further information on pension and other postretirement benefit plans.

Fair value option. In 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," to permit entities to choose to measure many financial instruments at fair value with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument. Implementation is required in the first quarter of 2008 with any changes in the measurement of existing financial instruments to be reported as an adjustment to the opening balance of Retained earnings. CIGNA is presently evaluating these new requirements to determine whether the fair value election will be used for various financial assets and liabilities at implementation or for financial assets and liabilities acquired subsequently.

Fair value measurements. In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to expand disclosures about fair value measurements and to clarify how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or, for fixed maturities and equity securities held for sale and derivatives that hedge future cash flows, in accumulated other comprehensive income (loss) for the period. CIGNA is presently evaluating these new requirements to determine whether any changes to the fair value measurements of its assets and liabilities will result at implementation.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

Star-HRG Acquisition. On July 11, 2006, CIGNA acquired the operating assets of Star-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families, for $156 million, including assumed liabilities. The acquisition was accounted for as a purchase, and was financed through the issuance of a note payable to the seller for $151 million, of which $73 million was paid in 2006. The results of Star-HRG are included in the accompanying consolidated financial statements from the date of the acquisition.

Sale of the Brazilian Life Insurance Operations. During 2006, CIGNA entered into negotiations to sell its Brazilian life insurance business. The sale is expected to close in 2007 and as a result, CIGNA has classified this business as a discontinued operation.

NOTE 4 - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended March 31,
2007
Income from continuing
operations	$277	-	$277
Shares (in thousands):
Weighted average	96,790	-	96,790
Options and restricted stock grants		1,994	1,994
Total shares	96,790	1,994	98,784
EPS	$2.86	$(0.06)	$2.80
2006
Income from continuing
operations	$352	-	$352
Shares (in thousands):
Weighted average	119,946	-	119,946
Options and restricted stock grants		2,567	2,567
Total shares	119,946	2,567	122,513
EPS	$2.93	$(0.06)	$2.87

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of CIGNA's common stock for the period.

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Antidilutive options	0.5	0.7

CIGNA held 64,096,823 shares of common stock in Treasury as of March 31, 2007, and 40,269,674 shares as of March 31, 2006.

On April 25, 2007, CIGNA's Board of Directors approved a three-for-one stock split (in the form of a stock dividend) of CIGNA's common shares. The stock split is payable on June 4, 2007 for shareholders of record as of the close of business on May 21, 2007. Pro forma earnings per share figures for the effect of the stock split for the first three months of 2007 and 2006 have been provided below:

Treasury shares will not be affected by the stock split.

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended March 31,
2007
Income from continuing
operations	$277	-	$277
Shares (in thousands):
Weighted average	290,370	-	290,370
Options and restricted stock grants		5,982	5,982
Total shares	290,370	5,982	296,352
EPS	$0.95	$(0.02)	$0.93
2006
Income from continuing
operations	$352	-	$352
Shares (in thousands):
Weighted average	359,838	-	359,838
Options and restricted stock grants		7,701	7,701
Total shares	359,838	7,701	367,539
EPS	$0.98	$(0.02)	$0.96

NOTE 5 - HEALTH CARE MEDICAL CLAIMS PAYABLE

Medical claims payable for the Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those which have been reported but not yet paid (reported claims in process) and other medical expense payable, which primarily comprises accruals for provider incentives and other amounts payable to providers. Incurred but not yet reported comprises the majority of the reserve balance as follows:

	March 31,	December 31,
(In millions)	2007	2006
Incurred but not yet reported	$847	$820
Reported claims in process	95	95
Other medical expense payable	47	45
Medical claims payable	$989	$960

Activity in medical claims payable was as follows:

	As of	As of
(In millions)	March 31, 2007	December 31, 2006
Balance at January 1,	$960	$1,165
Less: Reinsurance and other
amounts recoverable	250	342
Balance at January 1, net	710	823
Incurred claims related to:
Current year	1,785	6,284
Prior years	(66)	(173)
Total incurred	1,719	6,111
Paid claims related to:
Current year	1,163	5,615
Prior years	511	609
Total paid	1,674	6,224
Ending Balance, net	755	710
Add: Reinsurance and other
amounts recoverable	234	250
Ending Balance	$989	$960

Reinsurance and other amounts recoverable reflect amounts due from policyholders to cover incurred but not reported and pended claims for minimum premium products and certain administrative services only business where the right of offset does not exist.

For the three months ended March 31, 2007, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $66 million, or 1.1% of the current year incurred claims as reported for the year ended December 31, 2006. Actual completion factors resulted in a reduction in medical claims payable of $44 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $22 million, or 0.4% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. The favorable impact in 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to 2006. This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to 2007.

For the year ended December 31, 2006, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $173 million, or 2.6% of the current year incurred claims as reported for the year ended December 31, 2005. The favorable impact in 2006 is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

For the year ended December 31, 2006, actual completion factors resulted in a reduction of the medical claims payable of $99 million or 1.5% of the current year incurred claims as reported for the year ended December 31, 2005 for the insured book of business. Completion factors in 2006 reflected better than expected time to process claims, driven by higher auto-adjudication rates, the impact of claim recoveries and more timely submissions of provider claims. For the year ended December 31, 2006, actual medical cost trend resulted in a reduction of the medical claims payable of $74 million or 1.1% of the current year incurred claims as reported for the year ended December 31, 2005 for the insured book of business. The better than expected medical cost trend in 2006 was driven by lower inpatient, outpatient and pharmacy service utilization and lower than expected unit cost trends. The lower than expected unit cost trends reflected provider contracting initiatives and the mix of services provided.

The corresponding impact of favorable prior year development on net income was $3 million for the three months ended March 31, 2007 and $54 million for the year ended December 31, 2006, or 0.1% in 2007 and 0.8% in 2006 of the current year incurred claims as reported for the years ended December 31, 2006 and 2005, respectively. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in CIGNA's net income recognized for the following reasons:

First, due to the nature of CIGNA's retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrue to CIGNA and directly impact net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on CIGNA's net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

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

The determination of liabilities for Health Care medical claims payable requires CIGNA to make critical accounting estimates. See Note 2(O) in CIGNA's 2006 Annual Report to Shareholders’ for additional information.

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

The determination of liabilities for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $861 million as of March 31, 2007, and $862 million as of December 31, 2006.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of March 31, 2007:

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

As of March 31, 2007, the aggregate fair value of the underlying mutual fund investments was $34.6 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all of the approximately 900,000 contractholders had died on that date) was $4.6 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

The notional amount of futures contract positions held by CIGNA at March 31, 2007, was $690 million. CIGNA recorded in other revenues pre-tax losses of $7 million for the three months of 2007 and pre-tax losses of $40 million for the three months of 2006 from futures contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 7 of CIGNA's 2006 Annual Report to Shareholders.

CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See Note 15 for further information.

NOTE 7 - REINSURANCE

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

Retirement benefits business. CIGNA had a reinsurance recoverable of $2.4 billion as of March 31, 2007, and $2.5 billion as of December 31, 2006 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer. This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $4.8 billion at March 31, 2007 and December 31, 2006, from The Lincoln National Life Insurance Company that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance. CIGNA's Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the United States and London markets. This included participation in a workers’ compensation reinsurance pool formerly managed by Unicover Managers, Inc.

CIGNA purchased extensive retrocessional reinsurance for the Unicover contracts (through the pool) and also purchased retrocessional coverage for its other workers compensation and personal accident assumed risks. Although CIGNA is involved in certain retrocessional enforcement arbitrations, most of the disputes concerning the retrocessional contracts have been resolved. See Note 15 “Litigation and other legal matters” for more information regarding these disputes.

CIGNA's payment obligations under these contracts are based on ceding companies’ claim payments relating to accidents and injuries. These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of CIGNA's ultimate payment obligations and ultimate collection from retrocessionaires may not be known with certainty for some time.

CIGNA’s reserves for underlying reinsurance exposures assumed by CIGNA, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2007, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition. CIGNA bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to CIGNA.

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

Effects of reinsurance. In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees
Individual life insurance
and annuity business sold	$57	$64
Other	54	45
Total	$111	$109
Reinsurance recoveries
Individual life insurance
and annuity business sold	$92	$75
Other	34	35
Total	$126	$110

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits. Components of net pension cost were as follows:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Service cost	$19	$19
Interest cost	58	55
Expected return on plan assets	(52)	(52)
Amortization of:
Net loss from past experience	31	41
Net pension cost	$56	$63

CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).

CIGNA does not expect to make, nor is required to make domestic pension plan contributions in 2007.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Service cost	$1	$1
Interest cost	6	6
Amortization of:
Net gain from past experience	(1)	(1)
Prior service cost	(4)	(4)
Net other postretirement
benefit cost	$2	$2

NOTE 9 - INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Fixed maturities	$4	$2
Equity securities	10	3
Mortgage loans	-	(6)
Other investments,
including derivatives	7	145
Realized investment gains
from continuing operations,
before income taxes	21	144
Less income taxes	8	50
Realized investment gains
from continuing operations	13	94
Realized investment gains from
discontinued operations
before income taxes	18	-
Less income taxes	6	-
Realized investment gains
from discontinued operations	12	-
Net realized investment gains	$25	$94

For the three months ended March 31, 2007, realized investment results from discontinued operations reflect gains on the sales of directly-owned real estate properties held for the production of investment income. Proceeds on these sales have been separately disclosed in CIGNA's Consolidated Statement of Cash Flows.

For the three months ended March 31, 2006, substantially all of the realized investment gains in other investments were from sales of equity interest in real estate limited liability entities.

Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equities on CIGNA’s balance sheet. These securities are carried at fair value with changes in fair value reported in other revenues for trading securities and in realized investment gains for hybrid securities, beginning after the implementation of SFAS No. 155 on January 1, 2007.

	As of	As of
(In millions)	March 31, 2007	December 31, 2006
Included in fixed maturities:
Trading securities	$26	$27
Hybrid securities	8	10
Total	$34	$37

Included in equity securities:
Hybrid securities	$104	$105

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Proceeds from sales	$199	$540
Gross gains from sales	$15	$16
Gross losses from sales	$(1)	$(12)

Review of Declines in Fair Value. Management reviews available-for-sale fixed maturities and equity securities (excluding trading and hybrid securities) for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	ability and intent to hold until recovery.

As of March 31, 2007, fixed maturities (primarily investment grade corporate bonds) with a decline in fair value from cost were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized
(In millions)	Value	Cost	Depreciation
Fixed Maturities:
One year or less:
Investment grade	$1,405	$1,420	$(15)
Below investment grade	$88	$89	$(1)
More than one year:
Investment grade	$1,298	$1,331	$(33)
Below investment grade	$104	$107	$(3)

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in interest rates since purchase.

CIGNA recorded pre-tax impairments in fixed maturities of $9 million for the first three months of 2006. There were no impairments in fixed maturities for the first three months of 2007.

Mortgage Loans

In connection with CIGNA’s investment strategy to enhance investment yields by selling senior participations, mortgage loans includes $124 million of mortgage loans originated with the intent to sell as of March 31, 2007.

Other Long-term Investments

As of March 31, 2007, CIGNA had commitments to contribute:

•	$267 million to limited liability entities that hold either real estate or loans to real estate entities; and
•	$228 million to entities that hold securities.

NOTE 10 - DEBT

	March 31,	December 31,
(In millions)	2007	2006
Short-term:
Current maturities of long-term debt	$291	$376
Short-term note payable	-	6
Total short-term debt	$291	$382
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	250
Other	16	18
Total long-term debt	$1,792	$1,294

Under a universal shelf registration statement filed in 2006, CIGNA issued the following securities in March 2007:

•
$250 million of Senior Notes bearing interest at the rate of 5.375% per year, which is payable on March 15 and September 15 of each year, beginning September 15, 2007. The Notes will mature on March 15, 2017; and

•
$250 million of Senior Notes bearing interest at the rate of 6.150% per year, which is payable on May 15 and November 15 of each year, beginning May 15, 2007. The Notes will mature on November 15, 2036.

CIGNA may redeem these Notes at any time, in whole or in part, at a specified redemption price.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for certain annuities.

Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Three Months Ended March 31,
2007
Net unrealized depreciation, securities:
Implementation effect of
SFAS No. 155	$(18)	$6	$(12)
Net unrealized appreciation on securities
arising during the year	4	(1)	3
Less: reclassification adjustment for gains
included in net income	(14)	5	(9)
Net unrealized depreciation, securities	$(28)	$10	$(18)
Net unrealized depreciation,
derivatives	$(1)	$-	$(1)
Net translation of foreign
currencies	$(1)	$1	$-
Postretirement benefits liability
adjustment:
Reclassification adjustment for
amortization of net losses from past
experience and prior service costs	$26	$(9)	$17
2006
Net unrealized depreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(147)	$51	$(96)
Less: reclassification adjustment for gains
included in net income	(5)	2	(3)
Net unrealized depreciation, securities	$(152)	$53	$(99)
Net unrealized depreciation,
derivatives	$(2)	$1	$(1)
Net translation of foreign
currencies	$11	$(4)	$7

NOTE 12 - INCOME TAXES

As discussed in Note 2, CIGNA implemented FIN 48 as of January 1, 2007. As a result, total unrecognized tax benefits at January 1, 2007 were $245 million, including $120 million that would impact net income if recognized. At March 31, 2007, total unrecognized tax benefits increased to $255 million, including $129 million that would impact net income if recognized. For the three months ended March 31, 2007, the change in total unrecognized tax benefits decreased net income by $10 million.

CIGNA classifies net interest expense and any applicable penalties as a component of income tax expense in Corporate. At January 1, 2007 CIGNA had $11 million of accrued interest with no material change in this amount at March 31, 2007.

Management has determined it is reasonably possible that the level of unrecognized tax benefits could significantly decline over the next 12 months resulting from a possible settlement with the IRS of the examination of CIGNA's 2003 and 2004 consolidated federal income tax returns. This possible settlement could result in a decline in the level of unrecognized tax benefits by as much as $50 million, of which CIGNA would expect not more than $30 million to affect net income.

In addition, the IRS recently completed substantive review of the 2003 and 2004 tax years, for which two issues remain in dispute and are currently being addressed at the Examination level. Review of the 2005 and 2006 tax years will commence later in 2007. CIGNA conducts business in numerous State and Foreign jurisdictions, and may be engaged in various audit proceedings at any given time. Generally, no further State or Foreign audit activity for years prior to 2001 is expected.

NOTE 13 - STOCK COMPENSATION

Compensation cost and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Compensation cost	$13	$12
Tax benefits	$5	$4

Stock options granted and the average fair value at the date of grant were as follows:

	Three Months
	Ended
	March 31,
(Options in thousands)	2007	2006
Options granted	541	524
Weighted average fair
value of options granted	$48.04	$43.97

CIGNA calculated the average fair value using the Black-Scholes option pricing model. The following assumptions were used:

	As of March 31,
	2007	2006
Dividend yield	0.1%	0.1%
Expected volatility	35.0%	35.0%
Risk-free interest rate	4.7%	4.6%
Expected option life	4 years	4.5 years

The expected volatility reflects CIGNA's past daily stock price volatility. CIGNA does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining maturities of traded options are less than one year. In 2007, the expected option life reflects CIGNA's historical experience excluding activity related to options granted under a replacement option feature. Prior to 2007, CIGNA developed the expected option life by considering certain factors, including assumptions used by other companies with comparable stock option plan features and CIGNA's cancellation of a replacement option feature in June 2004.

Restricted stock granted and the average fair value at the date of grant were as follows:

	Three Months
	Ended
	March 31,
(Grants in thousands)	2007	2006
Restricted stock granted	216	193
Weighted average fair value	$140.49	$122.50

NOTE 14 - SEGMENT INFORMATION

CIGNA's operating segments generally reflect groups of related products, except for the International segment, which is generally based on geography. In accordance with accounting principles generally accepted in the United States of America, operating segments that do not require separate disclosure may be combined. CIGNA measures the financial results of its segments using “segment earnings (loss)” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses.

Beginning in 2007, CIGNA reports the results of the run-off retirement business in Other Operations. Prior periods have been restated to conform to this presentation.

Summarized segment financial information was as follows:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees and other revenues
Health Care	$3,006	$2,698
Disability and Life	610	556
International	415	357
Run-off Reinsurance	7	(25)
Other Operations	47	60
Corporate	(12)	(12)
Total	$4,073	$3,634
Income (loss) from continuing operations
Health Care	$168	$156
Disability and Life	60	58
International	38	37
Run-off Reinsurance	1	-
Other Operations	23	25
Corporate	(26)	(18)
Segment earnings	264	258
Realized investment gains,
net of taxes	13	94
Income from continuing
operations	$277	$352

NOTE 15 - CONTINGENCIES AND OTHER MATTERS

CIGNA, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Financial Guarantees Primarily Associated with the Sold Retirement Benefits Business

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts, primarily associated with the sold retirement benefits business (which was sold in April 2004), written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees.

Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2007, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of March 31, 2007. As of March 31, 2007, approximately 75% of these guarantees is reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of March 31, 2007.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $31 million as of March 31, 2007. CIGNA had no additional liabilities for these guarantees as of March 31, 2007.

Other Financial Guarantees

Guaranteed minimum income benefit contracts. CIGNA's reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse, credit risk and annuity election rates.

CIGNA regularly evaluates each of the assumptions used in establishing these assets and liabilities by monitoring actual experience as it emerges over time and may change its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.

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

•	The market return assumption is 8-11% varying by equity fund type; 6-7% varying by bond fund type; and 5-6% for money market funds.
•	The volatility assumption is 14-23%, varying by equity fund type; 5-7%, varying by bond fund type; and 2-3% for money market funds.
•	The discount rate is 5.75%.
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

As of March 31, 2007, CIGNA had liabilities of $126 million related to these contracts and net amounts recoverable from reinsurers of $80 million (including $10 million for claims that have already been paid by CIGNA). CIGNA had an additional liability of $46 million associated with the cost of reinsurance as of March 31, 2007. As of December 31, 2006, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $51 million (including $2 million for claims that had already been paid by CIGNA). CIGNA had an additional liability of $47 million associated with the cost of reinsurance as of December 31, 2006. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2007 through 2014); and
•	All underlying mutual fund investment values remained at the March 31, 2007 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $858 million before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has retrocessional reinsurance from third parties in place which covers 55% of the exposures on these contracts.

Certain Other Guarantees. CIGNA had indemnification obligations to lenders of up to $282 million as of March 31, 2007 related to borrowings by certain real estate joint ventures which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the second quarter of 2007 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2007.

As of March 31, 2007 CIGNA guaranteed that it would compensate a lessor for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. CIGNA had no additional liabilities for these guarantees as of March 31, 2007.

CIGNA had indemnification obligations as of March 31, 2007 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2007.

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

Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•
changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for CIGNA's health care products and services; and pension legislation, which could increase pension cost;

•	changes in ERISA regulations resulting in increased application of varying state laws to benefit plan administration, thus increasing administrative burdens and costs;
•
additional restrictions on the use of prescription drug formularies and rulings from pending purported class action litigation, which could result in adjustments to or the elimination of the average wholesale price or “AWP” of pharmaceutical products as a benchmark in establishing certain rates, charges, discounts, guarantees and fees for various prescription drugs;

•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional variations among state laws mandating the time periods and administrative processes for payment of health care provider claims;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal laws, such as amendments that could affect the taxation of employer provided benefits.

The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Concentration of risk. South Korea represents the single largest geographic market for CIGNA's international businesses. For the three months ended March 31, 2007, South Korea generated 31% of International’s revenues and 45% of its segment earnings. CIGNA International’s business in South Korea would be vulnerable to adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on CIGNA's consolidated results.

Litigation and Other Legal Matters

Managed care litigation. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration. Separately, in April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals. In the fourth quarter of 2006, CIGNA received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation. In the first quarter of 2007, CIGNA received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation. CIGNA seeks to pursue further recoveries from one additional insurer.

Broker compensation. Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of CIGNA's subsidiaries are included in one such lawsuit seeking injunctive relief against these contingent compensation practices.  CIGNA is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney. In addition, CIGNA provided information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of CIGNA’s subsidiaries, asserting that contingent commissions are unlawful.  These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey. On April 5, 2007, the court granted the defendants’ motion and dismissed all of the federal antitrust, RICO and state law claims, leaving only certain ERISA fiduciary claims. The court has permitted plaintiffs to file an amended complaint by May 22, 2007. Discovery is stayed until the court reaches a decision whether plaintiffs may proceed regarding their anticipated amended antitrust and RICO claims. CIGNA denies the allegations and will vigorously defend itself in these cases.

CIGNA Corporation securities litigation. During the fourth quarter of 2006, CIGNA reached an agreement to resolve claims filed in federal court in 2002 against former and current officers and members of the Board of Directors on behalf of a class of CIGNA shareholders. The settlement, which specifies $93 million to be paid to the plaintiffs, was preliminarily approved by the U.S. District Court for the Eastern District of Pennsylvania on January 25, 2007. A final fairness hearing before the Court was held on April 27, 2007 and final approval was received on April 30, 2007. In connection with the settlement agreement, CIGNA recorded an after-tax charge of $25 million ($38 million pre-tax). The charge includes certain costs to defend and is net of expected insurance recoveries.

In addition, CIGNA and certain of its current and former Directors have reached a separate settlement with the Plaintiffs in the related derivative action. Under that settlement, CIGNA's insurers will deposit and apportion, on behalf of the individual defendants, $6 million of the aforementioned $93 million class action settlement, and have agreed to make a payment of not more than $720,000 for Plaintiff’s attorney’s fees subject to court approval. On January 25, 2007, the U.S. District Court for the Eastern District of Pennsylvania preliminarily approved the settlement. A final fairness hearing before the Court was held on April 27, 2007 and final approval was received on April 30, 2007.

Amara cash balance pension plan litigation. Plaintiffs representing CIGNA Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against CIGNA and the CIGNA Pension Plan in December 2001. The plaintiffs allege various ERISA violations including among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan. A non-jury trial began on September 11-15, 2006. Due to the court’s schedule, the proceedings were adjourned and then the trial was completed on January 25, 2007. The judge has ordered the parties to submit post-trial briefs in advance of closing arguments to be held August 9, 2007.

Run-off reinsurance litigation. In connection with CIGNA's run-off reinsurance operations described in Note 7, CIGNA purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business. CIGNA is appealing in court an adverse award in a retrocessional enforcement arbitration. In addition, CIGNA recently commenced another retrocessional enforcement arbitration. Other disputes concerning retrocessional contracts have been substantially resolved or settled.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect CIGNA. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2007”). Actual results may differ from CIGNA’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 44. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of CIGNA as of March 31, 2007, compared with December 31, 2006, and its results of operations for the three months ended March 31, 2007, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2006 Annual Report to Shareholders and Form 10-K, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned health care and related benefits organizations in the United States. Key product lines, offered through the workplace, include medical coverages and related specialty health care products and services such as pharmacy, behavioral health, dental benefits, and disease management; group disability, life and accident insurance; and disability and workers’ compensation case management and related services. In addition, CIGNA has an international operation that offers life, accident and supplemental health insurance products and international health care products and services to businesses and individuals in selected markets. CIGNA also has certain inactive businesses, including a run-off reinsurance operation.

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
•
the ability to execute on key technology initiatives, particularly those related to enhancing and developing consumer-directed health plan products and the related service model, and successfully managing outsourcing arrangements with vendors, including International Business Machines Corporation (IBM) (see “Contractual Obligations” on page 50 in CIGNA's 2006 Annual Report to Shareholders).

CIGNA regularly monitors trends in the above mentioned economic and other factors and the company-specific drivers of operating results. CIGNA develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets it serves. CIGNA's ability to achieve its financial objectives is dependent upon its ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

CIGNA is focused on continuing to improve the performance of and profitably grow the health care operations; as well as continuing to profitably grow the disability and life insurance and international businesses; and managing the risks associated with the run-off reinsurance operations. In the health care operations, CIGNA has initiatives in place to: (1) offer products that meet emerging consumer and market trends; (2) strengthen underwriting and pricing effectiveness; (3) improve medical membership results; (4) improve medical cost trends; (5) deliver quality member service; and (6) lower administrative expenses (see pages 31-33 for further discussion).

CIGNA believes that the health care business model is evolving to one that focuses more directly on the role of the health care consumer. The consumer-directed environment presents particular challenges by requiring a more complex service model and products specifically designed to meet the emerging market needs. In order to meet the emerging market challenges, CIGNA is investing in product development, service, technology, educational resources and customer support tools to assist consumers in making more informed choices regarding their health care and to achieve better health outcomes.  CIGNA believes that its investments in these areas will position it more effectively to meet this emerging market need.

CIGNA's disability and life insurance operations continue to focus on profitable growth in the disability business in both the middle market and national accounts. The international business is focused on profitable growth particularly in the life, accident and supplemental health insurance and international health care benefits businesses.

In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures. CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires, including issues relating to contract terms and coverage (see page 36 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees	$3,708	$3,268
Net investment income	280	329
Other revenues	365	366
Realized investment gains	21	144
Total revenues	4,374	4,107
Benefits and expenses	3,961	3,579
Income from continuing
operations before taxes	413	528
Income taxes	136	176
Income from continuing
operations	277	352
Income from discontinued
operations, net of taxes	12	-
Net income	$289	$352
Realized investment gains,
net of taxes	$13	$94

Income from continuing operations for the first three months of 2007, compared with the first three months of 2006, reflects:

•	lower realized gains from the sales of investments (see Note 9 to the Financial Statements);
•	lower net investment income primarily due to the impact of share repurchase activity (see page 37); and
•	higher earnings in the Health Care segment (see page 29).

Premiums and fees for the first three months of 2007, compared with the first three months of 2006, reflect:

•	higher premiums and fees in the Health Care segment (see page 29) due to medical membership growth, rate increases and higher Medicare Part D premiums; and
•	higher premiums and fees in the Disability and Life segment (see page 33) and in the International segment (see page 34) due to business growth.

Benefits and expenses for the first three months of 2007, compared with the first three months of 2006, reflect:

•	higher medical claims expense in the Health Care segment (see page 29); and
•	higher benefits expense in the International segment due to overall business growth, as well as higher loss ratios in the expatriate employee benefits business.

Outlook for 2007

CIGNA expects full year 2007 income from continuing operations, excluding realized investment results and special items, to be slightly lower than the comparable 2006 amount, which included $54 million of favorable prior year claim development. Excluding the favorable prior year claim development in 2006, CIGNA expects full year 2007 income from continuing operations, excluding realized investment results and special items, to increase modestly from 2006 primarily due to strong growth in the health care operations and the disability and life insurance and international businesses, partially offset by lower earnings in the run-off businesses and Corporate. Corporate losses are expected to be higher due to the absence of favorable expense and tax items that occurred in 2006. CIGNA's outlook is subject to the factors cited in the Cautionary Statement on page 44.

Management is not able to estimate 2007 income from continuing operations under generally accepted accounting principles because it includes realized investment gains (losses) and special items. Information is not available for management to reasonably estimate future realized investment gains (losses) due, in part, to interest rate and stock market volatility and other internal and external factors. Information is not available for management to identify or reasonably estimate 2007 special items.

There were no special items noted for the three months ended March 31, 2007 or 2006.

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

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of CIGNA’s Board of Directors.

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2006 Annual Report to Shareholders beginning on page 29 and are as follows:

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

For the three months ended March 31, 2007, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $66 million, or 1.1% of the current year incurred claims as reported for the year ended December 31, 2006. Actual completion factors resulted in a reduction in medical claims payable of $44 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $22 million, or 0.4% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. The favorable impact in 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to 2006. This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to 2007.

For the year ended December 31, 2006, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $173 million, or 2.6% of the current year incurred claims as reported for the year ended December 31, 2005. The favorable impact in 2006 is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

For the year ended December 31, 2006, actual completion factors resulted in a reduction of the medical claims payable of $99 million, or 1.5% of the current year incurred claims as reported for the year ended December 31, 2005 for the insured book of business. Completion factors in 2006 reflected better than expected time to process claims, driven by higher auto-adjudication rates, the impact of claim recoveries and more timely submissions of provider claims. For the year ended December 31, 2006, actual medical cost trend resulted in a reduction of the medical claims payable of $74 million or 1.1% of the current year incurred claims as reported for the year ended December 31, 2005 for the insured book of business. The better than expected medical cost trend in 2006 was driven by lower inpatient, outpatient and pharmacy service utilization and lower than expected unit cost trends. The lower than expected unit cost trends reflected provider contracting initiatives and the mix of services provided.

The corresponding impact of favorable prior year development on net income was $3 million for the three months ended March 31, 2007 and $54 million for the year ended December 31, 2006, or 0.1% in 2007 and 0.8% in 2006 of the current year incurred claims as reported for the years ended December 31, 2006 and 2005, respectively.

See Note 5 to the Financial Statements for additional information.

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

Star-HRG Acquisition. On July 11, 2006, CIGNA acquired the operating assets of Star-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families, for $156 million, including assumed liabilities. The acquisition was financed through the issuance of a note payable to the seller for $151 million of which $73 million was paid in 2006. The results of Star-HRG are included in the accompanying consolidated financial statements from the date of the acquisition.

Sale of the Brazilian Life Insurance Operations. During 2006, CIGNA entered into negotiations to sell its Brazilian life insurance business. The sale is expected to close in 2007 and as a result, CIGNA has classified this business as a discontinued operation.

OTHER MATTERS

Initiatives to Lower Operating Expenses

CIGNA has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers. See page 33 for further information on lowering administrative expenses.

In the fourth quarter of 2006, CIGNA completed a review of staffing levels in the health care operations and in supporting areas. As a result, CIGNA recognized in other operating expenses a charge for severance costs of $37 million pre-tax (Health Care - $24 million; Corporate - $13 million) and $23 million after-tax (Health Care - $15 million; Corporate - $8 million). CIGNA expects to achieve $45 million after-tax in estimated savings in 2007 and $68 million after-tax in annualized estimated savings from this specific program. A portion of these savings will be reinvested to further enhance CIGNA's capabilities in the areas of consumerism and health advocacy.

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

Other possible regulatory changes or judicial decisions that could have an adverse effect on CIGNA’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•
changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for CIGNA's health care products and services; and pension legislation, which could increase pension cost;

•	changes in ERISA regulations resulting in increased administrative burdens and costs;
•
additional restrictions on the use of prescription drug formularies and rulings from pending purported class action litigation, which could result in adjustments to or the elimination of the average wholesale price or “AWP” of pharmaceutical products as a benchmark in establishing certain rates, charges, discounts, guarantees and fees for various prescription drugs;

•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional variations among state laws mandating the time periods and administrative processes for payment of health care provider claims ;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal tax laws, such as amendments that could affect the taxation of employer provided benefits.

The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

Litigation and other legal matters.

Managed care litigation. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA. A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration. Separately, in April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals. In the fourth quarter of 2006, CIGNA received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation. In the first quarter of 2007, CIGNA received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation. CIGNA seeks to pursue further recoveries from one additional insurer.

Broker compensation. Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of CIGNA's subsidiaries are included in one such lawsuit seeking injunctive relief against these contingent compensation practices.  CIGNA is also providing information about ULR in connection with investigations by the

U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney. In addition, CIGNA provided information about another broker to the U.S. Department of Labor. CIGNA is cooperating with the inquiries and investigations.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of CIGNA's subsidiaries, asserting that contingent commissions are unlawful. These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey. On April 5, 2007, the court granted the defendants' motion and dismissed all of the federal antitrust, RICO and state law claims, leaving only certain ERISA fiduciary claims. The court has permitted plaintiffs to file an amended complaint by May 22, 2007. Discovery is stayed until the court reaches a decision whether plaintiffs may proceed regarding their anticipated amended antitrust and RICO claims. CIGNA denies the allegations and will vigorously defend itself in these cases.

CIGNA Corporation securities litigation. During the fourth quarter of 2006, CIGNA reached an agreement to resolve claims filed in federal court in 2002 against former and current officers and members of the Board of Directors on behalf of a class of CIGNA shareholders. The settlement, which specifies $93 million to be paid to the plaintiffs, was preliminarily approved by the U.S. District Court for the Eastern District of Pennsylvania on January 25, 2007. A final fairness hearing before the Court was held on April 27, 2007 and final approval was received on April 30, 2007. In connection with the settlement agreement, CIGNA recorded an after-tax charge of $25 million ($38 million pre-tax). The charge includes certain costs to defend and is net of expected insurance recoveries.

In addition, CIGNA and certain of its current and former Directors have reached a separate settlement with the Plaintiffs in the related derivative action. Under that settlement, CIGNA's insurers will deposit and apportion, on behalf of the individual defendants, $6 million of the aforementioned $93 million class action settlement, and have agreed to make a payment of not more than $720,000 for Plaintiff’s attorney’s fees subject to court approval. On January 25, 2007, the U.S. District Court for the Eastern District of Pennsylvania preliminarily approved the settlement. A final fairness hearing before the Court was held on April 27, 2007 and final approval was received on April 30, 2007.

Amara cash balance pension plan litigation. Plaintiffs representing CIGNA Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against CIGNA and the CIGNA Pension Plan in December 2001. The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan. A non-jury trial began on September 11-15, 2006. Due to the court’s schedule, the proceedings were adjourned and then the trial was completed on January 25, 2007. The judge has ordered the parties to submit post-trial briefs in advance of closing arguments to be held August 9, 2007.

Run-off reinsurance litigation. In connection with CIGNA's run-off reinsurance operations described in Note 7 to the Financial Statements, CIGNA purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business. CIGNA is appealing in court an adverse award in a retrocessional enforcement arbitration. In addition, CIGNA recently commenced another retrocessional enforcement arbitration. Other disputes concerning retrocessional contracts have been substantially resolved or settled.

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

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. CIGNA measures the financial results of its segments using “segment earnings (loss),” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses.

Beginning in 2007, CIGNA reports the results of the run-off retirement business in Other Operations. Prior periods have been restated to conform to this presentation.

HEALTH CARE

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees	$2,675	$2,356
Net investment income	54	71
Other revenues	331	342
Segment revenues	3,060	2,769
Benefits and expenses	2,800	2,530
Income before taxes	260	239
Income taxes	92	83
Segment earnings	$168	$156
Realized investment gains,
net of taxes	$8	$60

The Health Care segment includes insured and self-funded medical, dental, behavioral health, prescription drug and other products and services that may be integrated to support consumer-focused health care programs. This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical products that continue to be managed within the health care business.

These products and services are offered through guaranteed cost, retrospectively experience-rated and service only funding arrangements. For a description of funding arrangements, see page 10 of CIGNA's 2006 Form 10-K.

Results

Segment earnings include favorable after-tax prior year claim development of $3 million for the first three months of 2007, compared with $16 million for the first three months of 2006.

Favorable prior year claim development for the first three months of 2007 is lower, compared with the first three months of 2006, reflecting actual completion factors and actual medical cost trends that were in line with assumptions.

Favorable prior year claim development for the three months of 2006 is primarily due to:

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

Excluding prior year claim development, segment earnings for 2007 were higher than the prior year reflecting:

•	strong renewal pricing execution in the guaranteed cost business reflecting premium increases, which were greater than medical cost increases;
•	higher contributions from the specialty businesses; and
•	the favorable impact of a $3 million after-tax insurance recovery related to the managed care litigation (see page 27).

These factors were partially offset by lower earnings in the experience-rated business.

Premiums and Fees

Premiums and fees increased by 14% for the first three months of 2007 primarily reflecting:

•	medical membership growth including the voluntary and limited benefits business;
•	rate increases in the guaranteed cost business; and
•	higher Medicare Part D premiums.

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Medical:
Commercial HMO[1]	$631	$669
Other Guaranteed Cost	372	190
Voluntary/limited benefits	38	-
Experience-rated medical[2]	428	437
Dental	192	193
Medicare	88	81
Medicare Part D	94	52
Other medical[3]	262	225
Total medical	2,105	1,847
Life and other non-medical	69	78
Total premiums	2,174	1,925
Fees[4]	501	431
Total premiums and fees	$2,675	$2,356

1   Includes premiums of $29 million in 2007 associated with the health care members in Tucson, Arizona (see Medical Membership below).
2   Includes minimum premium members, which have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.
3  Other medical premiums include risk revenue for stop loss and specialty products.
4  Represent administrative service fees for medical members and related specialty products and include fees related to Medicare Part D.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Medical claims expense	$1,719	$1,448
Other benefit expenses	64	78
Other operating expenses	1,017	1,004
Total benefits and expenses	$2,800	$2,530

Medical claims expense for the first three months of 2007 increased reflecting higher medical membership and the impact of increasing medical cost trend.

Other operating expenses for the first three months of 2007 reflect increases related to the pharmacy, disease management, Medicare Part D and the voluntary and limited benefits businesses. Excluding these items, other operating expenses for the first three months of 2007 were level compared with the first three months of 2006, reflecting productivity improvements offsetting the impact of membership increases.

Medical Membership

CIGNA's medical membership includes any individual for whom CIGNA retains medical underwriting risk, who uses a CIGNA network for services covered under their medical coverage or for whom CIGNA administers medical claims. As of March 31, estimated medical membership was as follows:

(In thousands)	2007	2006
Guaranteed cost:
Commercial HMO	670	798
Medicare and Medicaid	32	32
Other	458	260
Total guaranteed cost excluding
voluntary/limited benefits	1,160	1,090
Voluntary/limited benefits	174	-
Total guaranteed cost	1,334	1,090
Experience-rated[1]	863	933
Service	7,633	6,995
Total medical membership	9,830	9,018

1   Includes minimum premium members, which have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.

In 2006, approximately 54,000 health care members in Tucson, Arizona were transitioned to CIGNA as the result of a Department of Justice requirement to divest certain contracts in connection with the merger of two health care industry competitors. Initially, CIGNA serves as a reinsurer and then works toward underwriting these customers directly on CIGNA contracts at the time each contract is scheduled for renewal (most of which are scheduled to renew on July 1, 2007). Given the unique nature of this transaction, CIGNA will not include these members in its reported medical membership until such customers renew on CIGNA contracts. CIGNA has renewed 13,000 members as of March 31, 2007. These members are included in the above medical membership results.

Operational Improvement

CIGNA continues to focus on improving operational effectiveness and the financial results of its health care operations. Operational effectiveness is often dependent upon execution of systems and information technology initiatives as well as having an appropriate infrastructure in place. Executing on the following areas of focus is critical to achieving success in a marketplace that is concentrated on the existing employer based offerings and one that is evolving towards consumer-directed healthcare, both of which present unique challenges. CIGNA believes that continued focus on the following key areas will result in improved operational effectiveness and position us better to meet the challenges of the current healthcare environment:

•	offering products that meet emerging market and consumer trends;
•	strengthening underwriting and pricing effectiveness;
•	improving medical membership results;
•	improving medical cost trends;
•	continuing to deliver quality member and provider service; and
•	lowering administrative expenses.

Offering products that meet emerging trends. The CIGNATUREsm, CareAllies, and CIGNA Choice Fund suite of products offer a choice of benefit, participating provider network, funding, medical management, consumerism and health advocacy options for employers and consumers. Through the CIGNA Choice Fund®, CIGNA offers a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by CIGNA. The evolution of the consumer-driven healthcare market is driving increased product and service complexity and is raising consumer’s expectations with respect to service levels, which is expected to require significant investment, management attention and heightened interaction with customers. CIGNA is in the process of developing and implementing a new service model to meet these market challenges.

In July 2006, CIGNA acquired Star-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families. This acquisition complements CIGNA's existing product portfolio by giving CIGNA the capability to offer voluntary health insurance coverage. Also in 2006, CIGNA acquired vielife, a U.K. based leading provider of integrated online health management and coaching programs and entered into a long-term agreement with the University of Michigan to access certain intellectual property related to identification of health risks and employer worksite health and wellness programs.

Strengthening underwriting and pricing effectiveness. One of CIGNA's key priorities is to achieve strong profitability in a competitive health care market. CIGNA is focused on effectively managing pricing and underwriting decisions at the case level and for the overall book of business, particularly for the guaranteed cost business.

Improving medical membership results. CIGNA is continuing to improve medical membership by:
•	providing a diverse product portfolio that meets current market needs as well as emerging consumer-directed trends;
•	developing and implementing the systems, information technology and infrastructure to ensure that member service delivery keeps pace with the emerging consumer-directed market trends;
•	ensuring competitive provider networks; and
•	maintaining a strong clinical quality in medical, specialty health care and disability management.

CIGNA continues to evaluate opportunities with regional health care companies. CIGNA formed strategic alliances with New York-based MVP Health Care/Preferred Care in September 2006 and with Minnesota-based HealthPartners in April 2006. In addition, CIGNA acquired Memphis-based Mid-South Administrative Group, LLC in January 2007 to give the Company an expanded local presence in Memphis and western Tennessee.

These strategic actions are designed to:

•	strengthen CIGNA's national provider network;
•	enhance CIGNA's ability to provide superior medical and disease management programs;
•	provide administrative ease for multi-state employers; and
•	grow membership in key geographic areas, as well as provide a basis for lowering medical costs.

CIGNA believes that its medical management model, focus on clinical quality and ability to integrate health and related benefit solutions position the company to continue to improve membership results.

Improving medical cost trend. CIGNA operates under a centralized medical management model, which helps facilitate consistent levels of care for its members and reduces infrastructure expenses.

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

Continuing to deliver quality member and provider service. CIGNA is focused on delivering competitive service to members, providers and customers. CIGNA believes that quality service can improve member retention and, when combined with useful health information and tools, help motivate members to become more engaged in their personal health, which will promote healthy outcomes and remove cost from the system. CIGNA is also focused on the development and implementation of a new service model that is capable of meeting the challenges brought on by the increasing product and service complexity and the heightened expectations of health care consumers. CIGNA continues to invest in the development and implementation of systems and technology to improve the member and provider service experience, enhance its capabilities and improve its competitive position.

Lowering administrative expenses. From 2004 through 2006, CIGNA has undertaken several initiatives to increase its operating efficiency and responsiveness to customers. CIGNA operates in an intensely competitive marketplace and its ability to establish a meaningful cost advantage is a key to achieving its strategic imperatives. CIGNA must remain competitive with the other major players in the industry, all of whom essentially are competing in the same markets for the same customers and prospects. CIGNA's strengths and capabilities as a consumer-focused health advocate provide it with a competitive advantage, but CIGNA must be able to deliver those capabilities efficiently and cost-effectively. The savings generated by these initiatives provide CIGNA with the ability to make investments in and enhance its capabilities in the areas of consumerism, particularly product development, the delivery of member service and health advocacy and related technology initiatives. CIGNA continues to perform operational reviews in order to identify additional cost savings. See page 26 for further information on initiatives to lower operating expenses.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees	$577	$508
Net investment income	69	64
Other revenues	33	48
Segment revenues	679	620
Benefits and expenses	596	540
Income before taxes	83	80
Income taxes	23	22
Segment earnings	$60	$58
Realized investment gains,
net of taxes	$2	$7

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life segment earnings for the first quarter of 2007 reflect strong disability management results and favorable mortality experience in the accident insurance businesses.

Premiums and Fees

Premiums and fees reflect new business growth and strong customer retention in both the disability and life insurance businesses.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees	$414	$357
Net investment income	20	16
Other revenues	1	-
Segment revenues	435	373
Benefits and expenses	376	317
Income before taxes	59	56
Income taxes	21	19
Segment earnings	$38	$37

The International segment includes:

•	life, accident and supplemental health insurance products; and
•	international health care products and services including those offered to expatriate employees of multinational corporations.

Results

International segment earnings reflect competitively strong margins.

Premiums and Fees

The increase in premiums and fees for the first three months of 2007, compared with the first three months of 2006, reflects new sales growth and improved customer retention in the expatriate employee benefits business and in the life, accident and health insurance operations, particularly in South Korea.

Other Matters

South Korea represents the single largest geographic market for CIGNA's international businesses. For the three months ended March 31, 2007, South Korea generated 31% of International’s revenues and 45% of its segment earnings. CIGNA International’s business in South Korea would be vulnerable to adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on CIGNA's consolidated results.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees	$15	$15
Net investment income	24	24
Other revenues	(8)	(40)
Segment revenues	31	(1)
Benefits and expenses	38	(3)
Income before taxes	(7)	2
Income taxes (benefits)	(8)	2
Segment earnings	$1	$-
Realized investment gains,
net of taxes	$2	$14

CIGNA's reinsurance businesses are in run-off. No new reinsurance business has been underwritten since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Results

Segment earnings of $1.0 million after-tax for the first three months of 2007 reflected $15 million after-tax of unfavorable claim experience in the guaranteed minimum income benefit product, which was more than offset by the impact of a series of commutations and settlements with reinsurers related to the personal accident and workers’ compensation businesses for amounts greater than the net recorded amount. The adverse claim experience was largely the result of higher than expected annuitization election rates. As noted in the Critical Accounting Estimates on page 33 of CIGNA’s 2006 Annual Report to Shareholders, the annuity election rate is a key assumption in the determination of the liability for guaranteed minimum income benefits. Due to waiting period provisions in the underlying annuity contracts, individuals have recently been able to elect the guaranteed minimum income benefit for the first time, and actual election rates have been higher than expected. During the remainder of 2007, there will be a significant increase in the number of individuals who will have an opportunity to elect the guaranteed minimum income benefit for the first time. CIGNA will continue to monitor the emerging experience to determine if any changes to its long-term annuity election rate assumptions are warranted.

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts. Other revenues included pre-tax losses of $7 million for the first three months of 2007 and pre-tax losses of $40 million for the first three months of 2006 from futures contracts. Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses. The notional amount of the futures contract positions held by CIGNA at March 31, 2007 related to this program was $690 million.

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

The determination of liabilities for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates. CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 30 of CIGNA’s 2006 Annual Report to Shareholders. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. See Note 6 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts. CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $861 million as of March 31, 2007, and $862 million as of December 31, 2006.

As of March 31, 2007, the aggregate fair value of the underlying mutual fund investments was $34.6 billion. The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all of the approximately 900,000 contractholders had died on that date) was $4.6 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 7 of CIGNA's 2006 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts. CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. See page 40 for further information about these contracts.

Unicover and other run-off reinsurance. CIGNA's Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the United States and London markets. This included participation in a workers’ compensation reinsurance pool formerly managed by Unicover Managers, Inc.

CIGNA purchased extensive retrocessional reinsurance for the Unicover contracts (through the pool) and also purchased retrocessional coverage for its other workers compensation and personal accident assumed risks. Although CIGNA is involved in certain retrocessional enforcement arbitrations, most of the disputes concerning the retrocessional contracts have been resolved. See Note 15 to the Financial Statements “Litigation and other legal matters” for more information regarding these disputes.

CIGNA's payment obligations under these contracts are based on ceding companies’ claim payments relating to accidents and injuries. These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of CIGNA's ultimate payment obligations and ultimate collection from retrocessionaires may not be known with certainty for some time.

Summary. CIGNA’s reserves for underlying reinsurance exposures assumed by CIGNA, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2007, based on current information. However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition. CIGNA bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to CIGNA.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Premiums and fees	$27	$32
Net investment income	107	142
Other revenues	20	28
Segment revenues	154	202
Benefits and expenses	120	167
Income before taxes	34	35
Income taxes	11	10
Segment earnings	$23	$25
Realized investment gains,
net of taxes	$1	$13

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding);
•	deferred gains recognized from the 2004 sale of the retirement benefits business; and
•	settlement annuity business.

Results

Segment earnings for Other Operations decreased for the first three months of 2007, compared with the first three months of 2006, primarily due to lower earnings in the corporate life insurance business.

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

CORPORATE

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2007	2006
Segment loss	$(26)	$(18)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, interest expense on uncertain tax positions, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Corporate results for the first three months of 2007, compared with the first three months of 2006, primarily reflect higher net interest expense.

DISCONTINUED OPERATIONS

Results from discontinued operations for the first three months of 2007 represent realized gains on the disposition of certain directly-owned real estate investments (see Note 9 to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from operations for the three months ended March 31 were as follows:

(In millions)	2007	2006
Operating activities	$378	$(87)
Investing activities	$(151)	$657
Financing activities	$(30)	$(375)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2007:

•	Cash flow from operating activities was affected by the following significant items in 2007 and 2006:

•	cash outflows of $240 million in 2006 to originate mortgage loans held for sale;
•
cash outflows of $7 million in 2007, compared with $40 million in 2006, associated with futures contracts entered into as part of a program to manage equity market risks in the run-off reinsurance segment; and

•	cash outflows of $44 million in 2006 to settle liabilities associated with the single premium annuity business.

Excluding these items, cash flow from operating activities in 2007 increased significantly compared with the same period in 2006. The increase was primarily due to higher cash revenues resulting from business growth in all of CIGNA's ongoing operating segments, partially offset by higher paid losses, higher paid expenses and lower investment income due to the effect of the share repurchase program.

•	Cash used in investing activities primarily consisted of net purchases of investments of $126 million and net purchases of property and equipment of $19 million.
•
Cash used in financing activities primarily consisted of dividends on and repurchase of common stock of $585 million and repayment of debt of $87 million, partially offset by the proceeds on the issuance of debt of $498 million and the proceeds from the issuance of common stock under CIGNA's stock plans of $133 million.

2006:

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

Interest Expense

Interest expense was $29 million for the first three months of 2007, compared with $25 million for the first three months of 2006.

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

CIGNA maintains a share repurchase program. From January 1, 2007 through May 1, 2007, CIGNA repurchased 4.9 million shares through this program at an average price of $139.29 per share for an aggregate cost of $682 million. The total remaining authorization as of May 1, 2007, was $303 million. See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the first quarter ended March 31, 2007.

Under a universal shelf registration statement filed in 2006, CIGNA issued the following securities in March 2007:

•
$250 million of Senior Notes bearing interest at the rate of 5.375% per year, which is payable on March 15 and September 15 of each year, beginning September 15, 2007. The Notes will mature on March 15, 2017; and

•
$250 million of Senior Notes bearing interest at the rate of 6.150% per year, which is payable on May 15 and November 15 of each year, beginning May 15, 2007. The Notes will mature on November 15, 2036.

CIGNA may redeem these Notes at any time, in whole or in part, at a specified redemption price.

In addition, CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission (SEC), which may be issued as debt securities, equity securities or both. Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In May 2006, CIGNA entered into a five-year revolving credit and letter of credit agreement for $1.75 billion which replaced its previous credit agreement. Of this amount, up to $1.25 billion may be used for letters of credit. CIGNA entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of March 31, 2007.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is partially dependent on dividends from CIGNA’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines. CIGNA expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient liquidity to meet its obligations, including:

•	debt service requirements and dividend payments to CIGNA shareholders; and
•	pension plan funding requirements.

However, if CIGNA's projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;
•	a substantial insurance or contractholder liability becomes due before related investment assets mature;
•	a substantial increase in funding is required for CIGNA's program to reduce the equity market risks associated with the guaranteed minimum death benefit contracts; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company.

In those cases, CIGNA has the flexibility to satisfy liquidity needs through short-term borrowings, such as revolving credit and line of credit agreements of up to $1.75 billion.

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of May 2, 2007, the current ratings of CIGNA and Connecticut General Life Insurance Company (CG Life), CIGNA's principal subsidiary were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings
		Senior Debt	Commercial Paper
A.M. Best	A	—	—
Moody’s	A2	Baa2	P2
S&P	A	BBB+	A2
Fitch	A+	BBB+	F2

The above table reflects upgrades to financial strength and debt ratings issued during the first three months of 2007.

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

Financial guarantees primarily associated with the sold retirement benefits business. Separate account assets are contractholder funds maintained in accounts with specific investment objectives. CIGNA records separate account liabilities equal to separate account assets. In certain cases, CIGNA guarantees a minimum level of benefits for retirement and insurance contracts, primarily associated with the sold retirement benefits business (which was sold in April 2004), written in separate accounts. CIGNA establishes an additional liability if management believes that CIGNA will be required to make a payment under these guarantees.

Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2007, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of March 31, 2007. As of March 31, 2007, approximately 75% of these guarantees is reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of March 31, 2007.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract. These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business. These guaranteed benefit obligations were $31 million as of March 31, 2007. CIGNA had no additional liabilities for these guarantees as of March 31, 2007.

Guaranteed minimum income benefit contracts. CIGNA's reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments based on changes in underlying mutual fund values and interest rates.

CIGNA estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse, credit risk and annuity election rates.

CIGNA regularly evaluates each of the assumptions used in establishing these assets and liabilities by monitoring actual experience as it emerges over time and may change its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. CIGNA describes these assumptions and provides an estimate of the effects of the hypothetical changes in those assumptions on page 33 of CIGNA's 2006 Annual Report to Shareholders. If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition. See Note 15 to the Financial Statements for additional information on these assumptions.

As of March 31, 2007, CIGNA had liabilities of $126 million related to these contracts and net amounts recoverable from reinsurers of $80 million (including $10 million for claims that have already been paid by CIGNA). CIGNA had an additional liability of $46 million associated with the cost of reinsurance as of March 31, 2007. As of December 31, 2006, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $51 million (including $2 million for claims that had already been paid by CIGNA). CIGNA had an additional liability of $47 million associated with the cost of reinsurance as of December 31, 2006. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2007 through 2014); and
•	All underlying mutual fund investment values remained at the March 31, 2007 value of $3.2 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $858 million before reinsurance recoveries. CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. CIGNA has retrocessional reinsurance from third parties in place which covers 55% of the exposures on these contracts.

Certain other guarantees. CIGNA had indemnification obligations to lenders of up to $282 million as of March 31, 2007 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the second quarter of 2007 through 2017. CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2007.

As of March 31, 2007 CIGNA guaranteed that it would compensate a lessor for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. CIGNA had no additional liabilities for these guarantees as of March 31, 2007.

CIGNA had indemnification obligations as of March 31, 2007, in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2007.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Contractual obligations. CIGNA's contractual obligations included commitments to purchase the following investments:

	As of	As of
(In millions)	March 31, 2007	December 31, 2006
Fixed maturities	$75	$31
Mortgage loans	$120	$154

For additional information on CIGNA's contractual obligations, see page 50 of CIGNA's 2006 Annual Report to Shareholders.

INVESTMENT ASSETS

CIGNA’s investment assets do not include separate account assets. Additional information regarding CIGNA’s investment assets and related accounting policies is included in Notes 2, 10, 11 and 14 to the Financial Statements in CIGNA’s 2006 Annual Report to Shareholders and Form 10-K.

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. Fixed maturities also include trading securities. Fixed maturities and equity securities include hybrid securities.

In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations, as of March 31, 2007, mortgage loans includes $124 million of mortgage loans originated with the intent to sell.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the first three months of 2007 and 2006.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
March 31, 2007
Problem bonds	$67	$(49)	$18
Potential problem bonds	$24	$(1)	$23
Potential problem mortgage loans	$22	$-	$22
Foreclosed real estate	$16	$(3)	$13
December 31, 2006
Problem bonds	$71	$(50)	$21
Potential problem bonds	$15	$(1)	$14
Potential problem mortgage loans	$22	$-	$22
Foreclosed real estate	$16	$(3)	$13

Summary

CIGNA recorded $9 million after-tax for the first three months of 2006 in realized investment losses for investment asset write-downs and changes in valuation reserves due largely to the impact of rising interest rates on investments where CIGNA cannot demonstrate the intent and ability to hold until recovery.

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

CIGNA uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British)

equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $70 million in the fair value of the futures contracts outstanding under this program as of March 31, 2007. A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 35) and guaranteed minimum income benefit contracts (see page 40); and
•	pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CIGNA and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in CIGNA’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, CIGNA's productivity initiatives, litigation and other legal matters, operational improvement in the health care operations, and the outlook for CIGNA's full year 2007 results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should”, or similar expressions.

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

3.
challenges and risks associated with implementing operational improvement initiatives and strategic actions in the health care operations, including those related to: (i) offering products that meet emerging market needs, (ii) strengthening underwriting and pricing effectiveness, (iii) strengthening medical cost and medical membership results, (iv) delivering quality member and provider service using effective technology solutions, and (v) lowering administrative costs;

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

10.
adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating CIGNA's liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;

11.
adjustments to the assumptions (including annuity election rates and reinsurance recoverables) used in estimating CIGNA’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

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
15.
changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for CIGNA's health care products and services; and amendments to income tax laws, which could affect the taxation of employer provided benefits, and pension legislation, which could increase pension cost;

16.
potential public health epidemics and bio-terrorist activity, which could, among other things, cause CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

17.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption; and
18.
challenges and risks associated with the successful management of CIGNA’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services.

This list of important factors is not intended to be exhaustive. Other sections of the most recent Annual Report on Form 10-K, including the “Risk Factors” section and the Cautionary Statement in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude CIGNA from realizing the forward-looking statements. CIGNA does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item 3 is included in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA's disclosure controls and procedures conducted under the supervision and with the participation of CIGNA's management, CIGNA's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA's disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the period covered by this report, there have been no changes in CIGNA's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, CIGNA's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In its Form 10-K for the year ended December 31, 2006, CIGNA described the In re Managed Care Litigation. In the first quarter of 2007, CIGNA received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation. CIGNA seeks to pursue further recoveries from one additional insurer.

In its Form 10-K for the year ended December 31, 2006, CIGNA described the Broker Compensation litigation. With respect to the multi-district litigation proceeding in federal court in New Jersey, on April 5, 2007, the court granted the defendants’ motion and dismissed all of the federal antitrust, RICO and state law claims, leaving only certain ERISA fiduciary claims. The court has permitted plaintiffs to file an amended complaint by May 22, 2007. Discovery is stayed until the court reaches a decision whether plaintiffs may proceed regarding their anticipated amended antitrust and RICO claims. CIGNA denies the allegations and will vigorously defend itself in these cases.

In its Form 10-K for the year ended December 31, 2006, CIGNA described the settlement of the In re CIGNA Corp. Securities Litigation and a separate settlement among CIGNA, certain current and former directors and the plaintiffs in the related derivative action. Final fairness hearings before the Court were held on April 27, 2007 and final approval was received on April 30, 2007.

CIGNA described the Amara Cash Balance Pension Plan Litigation in its Form 10-K for the year ended December 31, 2006. Following the completion of the trial on January 25, 2007, the judge has ordered the parties to submit post-trial briefs in advance of closing arguments to be held August 9, 2007.

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

Item 1A. Risk Factors

CIGNA's Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed description of its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended March 31, 2007:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Jan 1-31, 2007	1,462,802	$129.95	1,462,200	$795,277,622
Feb 1-28, 2007	1,295,079	$141.55	1,213,197	$623,615,710
Mar 1-31, 2007	1,509,980	$141.67	1,509,980	$409,694,472
Total	4,267,861	$137.62	4,185,377	N/A
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 602 shares in January and 81,882 shares in February.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $410 million as of March 31, 2007 and $303 million as of May 1, 2007. CIGNA has effected in the past, and may continue from time to time to effect, open market purchases of CIGNA common stock through 10b5-1 plans, which allow a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

Date: May 2, 2007

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