Form 10-Q
period 2007-06-30
CIGNA CORP
filed 2007-08-01
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 20, 2007, 282,862,072 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

CIGNA Corporation
Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Revenues
Premiums and fees	$3,757	$3,369	$7,465	$6,637
Net investment income	279	299	559	628
Other revenues	356	424	721	790
Realized investment gains (losses)	(11)	6	10	150
Total revenues	4,381	4,098	8,755	8,205
Benefits and Expenses
Health Care medical claims expense	1,729	1,493	3,448	2,941
Other benefit expenses	834	825	1,670	1,613
Other operating expenses	1,490	1,372	2,896	2,715
Total benefits and expenses	4,053	3,690	8,014	7,269
Income from Continuing Operations
before Income Taxes	328	408	741	936
Income taxes (benefits):
Current	163	65	295	319
Deferred	(52)	70	(48)	(8)
Total taxes	111	135	247	311
Income from Continuing Operations	217	273	494	625
Loss from Discontinued Operations, Net of Taxes	(19)	-	(7)	-
Net Income	$198	$273	$487	$625
Earnings Per Share - Basic:
Income from continuing operations	$0.76	$0.79	$1.72	$1.77
Loss from discontinued operations	(0.06)	-	(0.03)	-
Net income	$0.70	$0.79	$1.69	$1.77
Earnings Per Share - Diluted:
Income from continuing operations	$0.75	$0.78	$1.68	$1.74
Loss from discontinued operations	(0.07)	-	(0.02)	-
Net income	$0.68	$0.78	$1.66	$1.74
Dividends Declared Per Share	$0.010	$0.008	$0.018	$0.017

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets
(In millions, except per share amounts)		As of June 30,	As of December 31,
		2007		2006
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,547; $11,202)		$12,017		$11,955
Equity securities, at fair value (cost, $113; $112)		128		131
Mortgage loans		3,656		3,988
Policy loans		1,451		1,405
Real estate		48		117
Other long-term investments		502		418
Short-term investments		20		89
Total investments		17,822		18,103
Cash and cash equivalents		1,104		1,392
Accrued investment income		206		223
Premiums, accounts and notes receivable		1,552		1,459
Reinsurance recoverables		7,633		8,045
Deferred policy acquisition costs		761		707
Property and equipment		568		632
Deferred income taxes, net		1,001		926
Goodwill		1,741		1,736
Other assets, including other intangibles		744		611
Separate account assets		8,394		8,565
Total assets		$41,526		$42,399
Liabilities
Contractholder deposit funds		$8,929		$9,164
Future policy benefits		8,035		8,245
Unpaid claims and claim expenses		4,190		4,271
Health Care medical claims payable		1,028		960
Unearned premiums and fees		548		499
Total insurance and contractholder liabilities		22,730		23,139
Accounts payable, accrued expenses and other liabilities		4,586		4,602
Short-term debt		-		382
Long-term debt		1,792		1,294
Nonrecourse obligations		15		87
Separate account liabilities		8,394		8,565
Total liabilities		37,517		38,069
Contingencies — Note 15
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351; 160)		88		40
Additional paid-in capital		2,460		2,451
Net unrealized appreciation, fixed maturities	$63		$187
Net unrealized appreciation, equity securities	10		22
Net unrealized depreciation, derivatives	(25)		(15)
Net translation of foreign currencies	38		33
Postretirement benefits liability adjustment	(343)		(396)
Accumulated other comprehensive loss		(257)		(169)
Retained earnings		6,513		6,177
Less treasury stock, at cost		(4,795)		(4,169)
Total shareholders’ equity		4,009		4,330
Total liabilities and shareholders’ equity		$41,526		$42,399
Shareholders’ Equity Per Share		$14.14		$14.63

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
Three Months Ended June 30,	2007		2006
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, April 1		$40		$40
Effect of issuance of stock for stock split		48		-
Common Stock, June 30		88		40
Additional Paid-In Capital, April 1		2,485		2,419
Effect of issuance of stock for employee benefit plans		23		9
Effect of issuance of stock for stock split		(48)		-
Additional Paid-In Capital, June 30		2,460		2,428
Accumulated Other Comprehensive Loss, April 1		(171)		(602)
Net unrealized depreciation, fixed maturities	$(118)	(118)	$(67)	(67)
Net unrealized depreciation, equity securities	-	-	(1)	(1)
Net unrealized depreciation on securities	(118)		(68)
Net unrealized depreciation, derivatives	(9)	(9)	(8)	(8)
Net translation of foreign currencies	5	5	5	5
Postretirement benefits liability adjustment	36	36	-	-
Minimum pension liability	-	-	(9)	(9)
Other comprehensive loss	(86)		(80)
Accumulated Other Comprehensive Loss, June 30		(257)		(682)
Retained Earnings, April 1		6,375		5,425
Net income	198	198	273	273
Effects of issuance of stock for employee benefit plans		(57)		(9)
Common dividends declared		(3)		(3)
Retained Earnings, June 30		6,513		5,686
Treasury Stock, April 1		(4,577)		(1,930)
Repurchase of common stock		(346)		(876)
Other, primarily issuance of treasury stock for employee
benefit plans		128		28
Treasury Stock, June 30		(4,795)		(2,778)
Total Comprehensive Income and Shareholders’ Equity	$112	$4,009	$193	$4,694

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
Six Months Ended June 30,	2007		2006
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, January 1		$40		$40
Effect of issuance of stock for stock split		48		-
Common Stock, June 30		88		40
Additional Paid-In Capital, January 1		2,451		2,385
Effect of issuance of stock for employee benefit plans		57		43
Effect of issuance of stock for stock split		(48)		-
Additional Paid-In Capital, June 30		2,460		2,428
Accumulated Other Comprehensive Loss, January 1
prior to implementation effect		(169)		(509)
Implementation effect of SFAS No.155 (see Note 2)		(12)		-
Accumulated Other Comprehensive Loss,
January 1 as adjusted		(181)		(509)
Net unrealized depreciation, fixed maturities	$(124)	(124)	$(162)	(162)
Net unrealized depreciation, equity securities	-	-	(5)	(5)
Net unrealized depreciation on securities	(124)		(167)
Net unrealized depreciation, derivatives	(10)	(10)	(9)	(9)
Net translation of foreign currencies	5	5	12	12
Postretirement benefits liability adjustment	53	53	-	-
Minimum pension liability	-	-	(9)	(9)
Other comprehensive loss	(76)		(173)
Accumulated Other Comprehensive Loss, June 30		(257)		(682)
Retained Earnings, January 1 prior to
implementation effects		6,177		5,162
Implementation effect of SFAS No. 155 (see Note 2)		12		-
Implementation effect of FIN 48 (see Note 2)		(29)		-
Retained Earnings, January 1 as adjusted		6,160		5,162
Net income	487	487	625	625
Effects of issuance of stock for employee benefit plans		(129)		(95)
Common dividends declared		(5)		(6)
Retained Earnings, June 30		6,513		5,686
Treasury Stock, January 1		(4,169)		(1,718)
Repurchase of common stock		(922)		(1,295)
Other, primarily issuance of treasury stock for employee
benefit plans		296		235
Treasury Stock, June 30		(4,795)		(2,778)
Total Comprehensive Income and Shareholders’ Equity	$411	$4,009	$452	$4,694

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows
(In millions)	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$487	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	7	-
Insurance liabilities	77	(160)
Reinsurance recoverables	50	47
Deferred policy acquisition costs	(56)	(38)
Premiums, accounts and notes receivable	(73)	159
Other assets	(154)	(6)
Accounts payable, accrued expenses and other liabilities	(31)	(393)
Current income taxes	80	134
Deferred income taxes	(48)	(8)
Realized investment gains	(10)	(150)
Depreciation and amortization	98	107
Gains on sales of businesses (excluding discontinued operations)	(22)	(33)
Mortgage loans originated and held for sale	(5)	(312)
Proceeds from sales of mortgage loans held for sale	-	99
Other, net	18	10
Net cash provided by operating activities	418	81
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	362	1,745
Equity securities	23	17
Mortgage loans	452	292
Other (primarily short-term investments)	107	893
Investment maturities and repayments:
Fixed maturities	432	505
Mortgage loans	91	147
Investments purchased:
Fixed maturities	(1,092)	(1,592)
Equity securities	(11)	(40)
Mortgage loans	(206)	(545)
Other (primarily short-term investments)	(258)	(485)
Property and equipment sales	70	-
Property and equipment purchases	(105)	(67)
Cash provided by investing activities of discontinued operations	42	-
Other acquisitions/dispositions, net cash used	(5)	-
Conversion of single premium annuity business	-	(45)
Other, net	(6)	-
Net cash provided by (used in) investing activities	(104)	825
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	274	293
Withdrawals and benefit payments from contractholder deposit funds	(277)	(318)
Change in cash overdraft position	7	(4)
Net proceeds on issuance of long-term debt	498	-
Repayment of long-term debt	(378)	(100)
Repurchase of common stock	(940)	(1,273)
Issuance of common stock	218	180
Common dividends paid	(5)	(6)
Net cash used in financing activities	(603)	(1,228)
Effect of foreign currency rate changes on cash and cash equivalents	1	1
Net decrease in cash and cash equivalents	(288)	(321)
Cash and cash equivalents, beginning of period	1,392	1,709
Cash and cash equivalents, end of period	$1,104	$1,388
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$174	$164
Interest paid	$60	$52

The accompanying Notes to the Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1– BASIS OF PRESENTATION

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

All weighted average shares, per share amounts and references to stock compensation for all periods presented have been adjusted to reflect the three-for-one stock split effective June 4, 2007 (see Note 4).  Par value and treasury stock were not affected by the stock split and, as a result, CIGNA reclassified $48 million from additional paid-in capital to common stock to reflect the issuance of approximately 191 million in additional shares at par value.

Beginning in 2007, CIGNA reports the results of the run-off retirement business in Other Operations.  Prior periods have been restated to conform to this presentation.

Discontinued operations.  Summarized financial data for discontinued operations primarily represents:

•	an impairment loss recorded in the second quarter of 2007 associated with the probable sale of the Chilean insurance operations as disclosed in Note 3; and
•	realized gains on the disposition of certain directly-owned real estate investments during the second quarter and six months of 2007 as disclosed in Note 9.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Income before income taxes	$7	$-	$25	$-
Income taxes	(3)	-	(9)	-
Income from operations	4	-	16	-
Impairment loss, net of tax	(23)	-	(23)	-
Loss from discontinued
operations, net of tax	$(19)	$-	$(7)	$-

Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

Variable interest entities.  During the six months of 2007, certain real estate joint ventures and the remaining entity that issues investment products liquidated their primary assets and liabilities.  As a result, at June 30, 2007, CIGNA consolidates $6 million in assets and $5 million in liabilities as the primary beneficiary of one real estate joint venture and no longer consolidates any assets or liabilities related to collateralized loan obligations (CLO).  As of December 31, 2006, CIGNA consolidated $57 million in assets and $47 million in liabilities related to real estate joint ventures, and $55 million in assets and $26 million in liabilities related to CLO’s.

NOTE 2– RECENT ACCOUNTING PRONOUNCEMENTS

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

Certain financial instruments.   Effective January 1, 2007, CIGNA implemented Statement of Financial Accounting Standards (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140. This standard clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. At adoption, CIGNA elected to fair value certain existing investments in preferred stock and debt securities with call or conversion features (hybrid securities) and future changes in the fair value of these investments will be reported in net income. As a result, CIGNA reclassified $12 million after-tax of unrealized appreciation from the opening balance of accumulated other comprehensive loss to retained earnings with no net change to total shareholders' equity. In addition, this standard may affect future income recognition for certain future financial instruments if the fair value election is used or if additional derivatives are identified because any changes in their fair values will be recognized in net income each period. See Note 9 for a review of instruments that CIGNA has elected to fair value.

Deferred acquisition costs.  Effective January 1, 2007, CIGNA implemented the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts."  The SOP requires that deferred acquisition costs be expensed in full when the original contract is substantially changed by election or amendment of an existing contract feature or by replacement with a new contract.  There were no material effects to the financial statements at implementation.  Although substantial contract changes are not expected to occur, the effect of this SOP in future periods may vary based on the nature and volume of any such contract changes.

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

Fair value measurements.  In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to expand disclosures about fair value measurements and to clarify how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability.    Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or, for fixed maturities and equity securities held for sale and derivatives that hedge future cash flows, in accumulated other comprehensive income (loss) for the period.  CIGNA's estimates of the fair values of the assets and liabilities for reinsurance contracts that guarantee minimum income benefits will be impacted by these new requirements.  CIGNA is presently evaluating these new requirements to determine whether their implementation will result in material changes to the fair value measurements of its assets and liabilities.

Fair value option.  In 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," to permit entities to choose to measure many financial instruments at fair value with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument.  Implementation is required in the first quarter of 2008 with any changes in the measurement of existing financial instruments to be reported as an adjustment to the opening balance of retained earnings.  CIGNA is presently evaluating these new requirements to determine whether the fair value election will be used for various financial assets and liabilities at implementation or for financial assets and liabilities acquired subsequently.

Investment company audit guide. In 2007, the AICPA issued SOP 07-1, "Clarification of the Scope of the Audit and Accounting Guide 'Investment Companies' and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" to explain when an entity should account for assets and liabilities at fair value with changes in fair value included in net income each period. The SOP also addresses when companies should retain this fair value accounting in their consolidated financial statements.  Implementation is required as of January 1, 2008.  Changes in measurement for entities that are newly subject to fair value accounting will be reflected as an adjustment to the opening balance of retained earnings. Entities that should discontinue fair value accounting will be required to account for their investments under other applicable GAAP on a prospective basis. CIGNA is presently evaluating these new requirements to determine whether any changes to current accounting will result at implementation.

NOTE 3– ACQUISITIONS AND DISPOSITIONS

CIGNA may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

Sale of the Chilean Insurance Operations.  During the second quarter of 2007, CIGNA initiated actions to sell its Chilean insurance operations.  Since a sale is probable within one year, CIGNA has classified this business as a discontinued operation.  CIGNA recognized an impairment loss for this business of $23 million after-tax primarily relating to the write-off of unrecoverable tax assets and foreign currency translation losses.  The assets and liabilities of the Chilean insurance operations, which are held for sale, are reported in other assets and accounts payable, accrued expenses and other liabilities.  Amounts as of December 31, 2006 have been reclassified to conform to this presentation.

Sale of the Brazilian Life Insurance Operations.  During 2006, CIGNA entered into negotiations to sell its Brazilian life insurance business.  The sale is expected to close within one year and as a result, CIGNA has classified this business as a discontinued operation.

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

NOTE 4– EARNINGS PER SHARE

On April 25, 2007, CIGNA's Board of Directors approved a three-for-one stock split (in the form of a stock dividend) of CIGNA's common shares.  The stock split was paid on June 4, 2007 to shareholders of record as of the close of business on May 21, 2007.  All weighted average shares, per share amounts and references to stock compensation data for all periods presented have been adjusted to reflect the effect of the stock split.

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2007
Income from continuing
operations	$217	-	$217
Shares (in thousands):
Weighted average	284,614	-	284,614
Options and restricted stock grants		5,387	5,387
Total shares	284,614	5,387	290,001
EPS	$0.76	$(0.01)	$0.75
2006
Income from continuing
operations	$273	-	$273
Shares (in thousands):
Weighted average	346,234	-	346,234
Options and restricted stock grants		4,701	4,701
Total shares	346,234	4,701	350,935
EPS	$0.79	$(0.01)	$0.78
Six Months Ended June 30,
2007
Income from continuing
operations	$494	-	$494
Shares (in thousands):
Weighted average	287,476	-	287,476
Options and restricted stock grants		5,685	5,685
Total shares	287,476	5,685	293,161
EPS	$1.72	$(0.04)	$1.68
2006
Income from continuing
operations	$625	-	$625
Shares (in thousands):
Weighted average	352,998	-	352,998
Options and restricted stock grants		6,201	6,201
Total shares	352,998	6,201	359,199
EPS	$1.77	$(0.03)	$1.74

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of CIGNA's common stock for the period.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Antidilutive options	1.6	5.9	1.6	4.0

CIGNA held 67,502,238 shares of common stock in Treasury as of June 30, 2007, and 49,134,111 shares as of June 30, 2006.  Treasury shares were not affected by the stock split.

NOTE 5– HEALTH CARE MEDICAL CLAIMS PAYABLE

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

	June 30,	December 31,
(In millions)	2007	2006
Incurred but not yet reported	$854	$820
Reported claims in process	118	95
Other medical expense payable	56	45
Medical claims payable	$1,028	$960

Activity in medical claims payable was as follows:

	For the period ended
(In millions)	June 30, 2007	December 31, 2006
Balance at January 1,	$960	$1,165
Less: Reinsurance and other
amounts recoverable	250	342
Balance at January 1, net	710	823
Incurred claims related to:
Current year	3,527	6,284
Prior years	(79)	(173)
Total incurred	3,448	6,111
Paid claims related to:
Current year	2,807	5,615
Prior years	563	609
Total paid	3,370	6,224
Ending Balance, net	788	710
Add: Reinsurance and other
amounts recoverable	240	250
Ending Balance	$1,028	$960

Reinsurance and other amounts recoverable reflect amounts due from policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.

For the six months ended June 30, 2007, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $79 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2006. Actual completion factors resulted in a reduction in medical claims payable of $47 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $32 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. The favorable impact in 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to 2006.  This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to 2007.

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

The corresponding impact of favorable prior year development on net income was $5 million for the six months ended June 30, 2007 and $54 million for the year ended December 31, 2006, or 0.1% in 2007 and 0.8% in 2006 of the current year incurred claims as reported for the years ended December 31, 2006 and 2005, respectively.   The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in CIGNA's net income recognized for the following reasons:

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

The determination of liabilities for Health Care medical claims payable requires CIGNA to make critical accounting estimates.  See Note 2(O) in CIGNA's 2006 Annual Report to Shareholders for additional information.

NOTE 6– GUARANTEED MINIMUM DEATH BENEFIT CONTRACTS

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

The determination of liabilities for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates.  CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.  CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $835 million as of June 30, 2007, and $862 million as of December 31, 2006.

The following provides information about CIGNA’s reserving methodology and assumptions for guaranteed minimum death benefits as of June 30, 2007:

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums.   Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-17% depending on the net amount at risk for each policy and whether surrender charges apply.

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

As of June 30, 2007, the aggregate fair value of the underlying mutual fund investments was $34.3 billion.  The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all of the approximately 825,000 contractholders had died on that date) was $4.1 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

The notional amount of futures contract positions held by CIGNA at June 30, 2007, was $591 million.  CIGNA recorded in other revenues pre-tax losses of $28 million for the second quarter and $35 million for the six months of 2007, compared with a pre-tax gain of $16 million for the second quarter and a pre-tax loss of $24 million for the six months of 2006 from futures contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 7 of CIGNA's 2006 Annual Report to Shareholders.

NOTE 7– REINSURANCE

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

Retirement benefits business.  CIGNA had a reinsurance recoverable of $2.3 billion as of June 30, 2007, and $2.5 billion as of December 31, 2006 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer.  This recoverable is reduced as CIGNA's reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. CIGNA had a reinsurance recoverable of $4.7 billion at June 30, 2007 and $4.8 billion at December 31, 2006, from The Lincoln National Life Insurance Company that arose from the 1998 sale of CIGNA’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

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

CIGNA’s reserves for underlying reinsurance exposures assumed by CIGNA, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2007, based on current information.  However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.  CIGNA bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to CIGNA.

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

Effects of reinsurance.  In CIGNA’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees
Individual life insurance
and annuity business sold	$57	$64	$114	$128
Other	61	53	115	98
Total	$118	$117	$229	$226
Reinsurance recoveries
Individual life insurance
and annuity business sold	$66	$78	$158	$153
Other	22	10	56	45
Total	$88	$88	$214	$198

NOTE 8– PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension and other postretirement benefits liability.

For the six months ended June 30, 2007, CIGNA's postretirement benefits liability adjustment decreased by $82 million pre-tax ($53 million after-tax) resulting in an increase to shareholders’ equity.  The decrease in the liability was primarily due to net amortization of actuarial losses, the annual update of census data, favorable medical claim experience, and lower than expected election rates in CIGNA's postretirement medical plan.

During the second quarter of 2006, CIGNA's minimum pension liability increased primarily due to an update of plan census data.  This resulted in a decrease to shareholders’ equity of $9 million after-tax.

Pension benefits.  Components of net pension cost were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost	$18	$16	$37	$35
Interest cost	57	56	115	111
Expected return on plan assets	(52)	(52)	(104)	(104)
Amortization of:
Net loss from past experience	28	35	59	76
Prior service cost	(1)	-	(1)	-
Net pension cost	$50	$55	$106	$118

CIGNA funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).

CIGNA does not expect to make, nor is required to make domestic pension plan contributions in 2007.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost	$-	$-	$1	$1
Interest cost	6	6	12	12
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of:
Net gain from past experience	(2)	-	(3)	(1)
Prior service cost	(4)	(4)	(8)	(8)
Net other postretirement
benefit cost (benefit)	$(1)	$1	$1	$3

NOTE 9– INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Fixed maturities	$(12)	$(18)	$(8)	$(14)
Equity securities	1	(8)	11	(5)
Mortgage loans	(1)	-	(1)	(6)
Real estate	-	-	-	-
Other investments,
including derivatives	1	32	8	175
Realized investment gains (losses)
from continuing operations,
before income taxes (benefits)	(11)	6	10	150
Less income taxes (benefits)	(5)	3	3	53
Realized investment gains (losses)
from continuing operations	(6)	3	7	97
Realized investment gains
from discontinued operations
before income taxes	7	-	25	-
Less income taxes	3	-	9	-
Realized investment gains
from discontinued operations	4	-	16	-
Net realized investment
gains (losses)	$(2)	$3	$23	$97

For the second quarter and six months of 2007, realized investment results from continuing operations, compared with the same periods in 2006, reflect:

•	lower gains in other long-term investments from sales of equity interests in real estate limited liability entities; and
•	lower impairments on fixed maturities.

For the second quarter and six months of 2007, realized investment results from discontinued operations reflect gains on the sales of directly-owned real estate properties held for the production of investment income.  Proceeds on these sales have been separately disclosed in CIGNA's Consolidated Statement of Cash Flows.

For the second quarter and six months of 2006, realized investment results reflect:

•	gains in other investments from sales of equity interests in real estate limited liability entities; and
•	losses on fixed maturities largely due to the impact of rising interest rates on investments where CIGNA cannot demonstrate the intent and ability to hold until recovery.

Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equities on CIGNA’s balance sheet.    These securities are carried at fair value with changes in fair value reported in other revenues for trading securities and in realized investment gains for hybrid securities, beginning after the implementation of SFAS No. 155 on January 1, 2007.

	As of	As of
(In millions)	June 30, 2007	December 31, 2006
Included in fixed maturities:
Trading securities	$25	$27
Hybrid securities	10	10
Total	$35	$37

Included in equity securities:
Hybrid securities	$100	$105

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Proceeds from sales	$186	$1,222	$385	$1,762
Gross gains from sales	$4	$11	$19	$27
Gross losses from sales	$(2)	$(21)	$(3)	$(33)

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

As of June 30, 2007, fixed maturities (primarily investment grade corporate bonds) with a decline in fair value from cost were as follows, including the length of time of such decline:

		Amortized	Unrealized
(In millions)	Fair Value	Cost	Depreciation
Fixed Maturities:
One year or less:
Investment grade	$3,164	$3,236	$(72)
Below investment grade	$197	$202	$(5)
More than one year:
Investment grade	$1,499	$1,559	$(60)
Below investment grade	$70	$72	$(2)

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in interest rates since purchase.  There were no equity securities with a significant decline in fair value from cost as of June 30, 2007.

CIGNA recorded pre-tax impairments in fixed maturities of $9 million for the second quarter and six months of 2007, compared with $18 million in the second quarter and $27 million for the six months of 2006.

Mortgage Loans

In connection with CIGNA’s investment strategy to enhance investment yields by selling senior participations, as of June 30, 2007, mortgage loans includes $129 million of mortgage loans originated with the intent to sell.

Other Long-term Investments

As of June 30, 2007, CIGNA had commitments to contribute:

•	$223 million to limited liability entities that hold either real estate or loans to real estate entities; and
•	$231 million to entities that hold securities.

NOTE 10 – DEBT

	June 30,	December 31,
(In millions)	2007	2006
Short-term:
Current maturities of long-term debt	$-	$376
Short-term note payable	-	6
Total short-term debt	$-	$382
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	250
Other	16	18
Total long-term debt	$1,792	$1,294

Under a universal shelf registration statement filed in 2006, CIGNA issued the following securities in March 2007:

•
$250 million of Notes bearing interest at the rate of 5.375% per year, which is payable on March 15 and September 15 of each year, beginning September 15, 2007.  The Notes will mature on March 15, 2017; and

•	$250 million of Notes bearing interest at the rate of 6.150% per year, which is payable on May 15 and November 15 of each year, beginning May 15, 2007. The Notes will mature on November 15, 2036.

CIGNA may redeem the Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or
•
the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 15 basis points with respect to the 5.375% Notes and 25 basis points with respect to the 6.150% Notes.

In June 2007, CIGNA amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used  for letters of credit. The credit agreement includes an option to increase the commitment amount up to $2.25 billion and also includes an option to extend the term of the agreement. CIGNA entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of June 30, 2007.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for certain annuities.

Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Three Months Ended June 30,
2007
Net unrealized depreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(193)	$68	$(125)
Plus: reclassification adjustment for losses
included in net income	11	(4)	7
Net unrealized depreciation, securities	$(182)	$64	$(118)
Net unrealized depreciation,
derivatives	$(14)	$5	$(9)
Net translation of foreign
currencies	$8	$(3)	$5
Postretirement benefits liability
adjustment:
Net change due to valuation update	$35	$(12)	$23
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	21	(8)	13
Net postretirement benefits liability
adjustment	$56	$(20)	$36
2006
Net unrealized depreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(130)	$45	$(85)
Plus: reclassification adjustment for losses
included in net income	26	(9)	17
Net unrealized depreciation, securities	$(104)	$36	$(68)
Net unrealized depreciation,
derivatives	$(13)	$5	$(8)
Net translation of foreign
currencies	$7	$(2)	$5
Minimum pension liability
adjustment	$(13)	$4	$(9)

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Six Months Ended June 30,
2007
Net unrealized depreciation, securities:
Implementation effect of
SFAS No. 155	$(18)	$6	$(12)
Net unrealized depreciation on
securities arising during the year	(189)	67	(122)
Less: reclassification adjustment for
gains included in net income	(3)	1	(2)
Net unrealized depreciation, securities	$(210)	$74	$(136)
Net unrealized depreciation,
derivatives	$(15)	$5	$(10)
Net translation of foreign
currencies	$7	$(2)	$5
Postretirement benefits liability
adjustment:
Net change due to valuation update	$35	$(12)	$23
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	47	(17)	$30
Net postretirement benefits liability
adjustment	$82	$(29)	$53
2006
Net unrealized depreciation, securities:
Net unrealized depreciation on
securities arising during the year	$(275)	$96	$(179)
Less: reclassification adjustment for
gains included in net income	19	(7)	12
Net unrealized depreciation, securities	$(256)	$89	$(167)
Net unrealized depreciation,
derivatives	$(15)	$6	$(9)
Net translation of foreign
currencies	$18	$(6)	$12
Minimum pension liability
adjustment	$(13)	$4	$(9)

NOTE 12– INCOME TAXES

As discussed in Note 2, CIGNA implemented FIN 48 as of January 1, 2007.  As a result, total unrecognized tax benefits at January 1, 2007 were

$245 million, including $112 million that would impact net income if recognized.  At June 30, 2007, total unrecognized tax benefits increased to $287 million, including $131 million that would impact net income if recognized. For the six months ended June 30, 2007, the change in total unrecognized tax benefits decreased net income by $19 million.

CIGNA classifies net interest expense and any applicable penalties as a component of income tax expense in Corporate.  At January 1, 2007 CIGNA had $11 million of accrued interest with an additional $4 million accrued through June 30, 2007.

Management has determined it is reasonably possible that the level of unrecognized tax benefits could significantly decline over the next 12 months resulting from a possible settlement with the IRS of the examination of CIGNA's 2003 and 2004 consolidated federal income tax returns.  This possible settlement could result in a decline in the level of unrecognized tax benefits by as much as approximately $35 million, of which CIGNA would expect not more than $15 million to affect net income.

In addition, the IRS recently completed substantive review of the 2003 and 2004 tax years, for which two issues remain in dispute and are expected to proceed to the appeals level.  Review of the 2005 and 2006 tax years will commence later in 2007.  CIGNA conducts business in numerous state and foreign jurisdictions, and may be engaged in various audit proceedings at any given time.  Generally, no further state or foreign audit activity for years prior to 2001 is expected.

NOTE 13 – STOCK COMPENSATION

All weighted average shares, per share amounts and references to stock compensation data for all periods presented have been adjusted to reflect the three-for-one stock split.  See Note 4 for more information.  Compensation cost and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Compensation cost	$7	$11	$20	$23
Tax benefits	$2	$4	$7	$8

Stock options granted and the average fair value at the date of grant were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Options in thousands)	2007	2006	2007	2006
Options granted	10	21	1,632	1,593
Weighted average fair
value of options granted	$18.36	$12.35	$16.03	$14.63

CIGNA calculated the average fair value using the Black-Scholes option pricing model.  The following assumptions were used:

	As of June 30,
	2007	2006
Dividend yield	0.1%	0.1%
Expected volatility	35.0%	35.0%
Risk-free interest rate	4.7%	4.6%
Expected option life	4 years	4.5 years

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

Restricted stock granted and the average fair value at the date of grant were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Grants in thousands)	2007	2006	2007	2006
Restricted stock granted	17	12	665	592
Weighted average fair value	$53.74	$37.30	$47.00	$40.76

NOTE 14 – SEGMENT INFORMATION

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

Summarized segment financial information was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees and other revenues
Health Care	$3,039	$2,775	$6,045	$5,473
Disability and Life	615	569	1,225	1,125
International	437	373	852	730
Run-off Reinsurance	(14)	34	(7)	9
Other Operations	49	55	96	115
Corporate	(13)	(13)	(25)	(25)
Total	$4,113	$3,793	$8,186	$7,427
Income (loss) from continuing operations
Health Care	$168	$159	$336	$315
Disability and Life	68	64	128	122
International	44	36	82	73
Run-off Reinsurance	(61)	(16)	(60)	(16)
Other Operations	27	26	50	51
Corporate	(23)	1	(49)	(17)
Segment earnings	223	270	487	528
Realized investment gains
(losses), net of taxes	(6)	3	7	97
Income from
continuing operations	$217	$273	$494	$625

NOTE 15 – CONTINGENCIES AND OTHER MATTERS

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

Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2007, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of June 30, 2007.  As of June 30, 2007, approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of June 30, 2007.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract.  These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business.  These guaranteed benefit obligations were $17 million as of June 30, 2007. CIGNA had no additional liabilities for these guarantees as of June 30, 2007.

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

Annuitants have only recently been able to elect to receive these minimum income benefits due to the expiration of a contractual waiting period.  CIGNA has been monitoring annuity election rate experience and, during the second quarter of 2007, increased its assumption related to annuity election rates resulting in a charge (net of reinsurance) of $75 million pre-tax.  Also during the second quarter of 2007, CIGNA completed a review of lapse experience for these contracts.  As a result of the review, CIGNA decreased its lapse assumption resulting in a charge (net of reinsurance) of $11 million pre-tax; because fewer annuitants are expected to lapse coverage, CIGNA's expected claims increase.  In combination, CIGNA recognized in the second quarter of 2007 a total charge of $56 million after-tax ($86 million pre-tax) for these changes in long-term assumptions.

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
•
The lapse rate assumption varies by contract from 1% to 17% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying variable annuity contracts.

•
The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, and the differing experience by issuing company of the underlying variable annuity contracts.  Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract ranges from 0% to 80%.  For the next opportunity to elect the benefit, the assumed probability of election ranges from 0% to 45%.  For each subsequent opportunity to elect the benefit, the assumed probability of election ranges from 0 to 25%.

As of June 30, 2007, CIGNA had net liabilities of $330 million related to these contracts and net amounts recoverable from reinsurers of $199 million (including a net $17 million recoverable due for cash that has already been paid by CIGNA).  CIGNA had an additional liability of $32 million associated with the cost of reinsurance as of June 30, 2007.  As of December 31, 2006, CIGNA had net liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $46 million (net of $2 million payable for cash that has already been received by CIGNA).  CIGNA had an additional liability of $47 million associated with the cost of reinsurance as of December 31, 2006. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2007 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2007 value of $3.1 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $607 million before reinsurance recoveries.  CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.  CIGNA has retrocessional reinsurance from third parties in place which covers 55% of the exposures on these contracts.

Certain other guarantees.  CIGNA had indemnification obligations to lenders of up to $287 million as of June 30, 2007 related to borrowings by certain real estate joint ventures which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the fourth quarter of 2007 through 2017.  CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of June 30, 2007.

As of June 30, 2007 CIGNA guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  CIGNA had no additional liabilities for these guarantees as of June 30, 2007.

CIGNA had indemnification obligations as of June 30, 2007 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of June 30, 2007.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Concentration of Risk

South Korea represents the single largest geographic market for CIGNA's international businesses.  South Korea generated 32% of International’s revenues for the second quarter and six months of 2007.  South Korea generated 48% of its segment earnings for the second quarter and 46% for the six months of 2007.  CIGNA International’s business in South Korea would be vulnerable to adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on CIGNA's consolidated results.

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
•
changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for CIGNA's health care products and services, and pension legislation, which could increase pension cost;

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

Litigation and Other Legal Matters

Managed care litigation. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA.  A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration.  Separately, in April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.  In the fourth quarter of 2006, CIGNA received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation.  In the first quarter of 2007, CIGNA received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation.  CIGNA is pursuing recovery from one additional insurer.

Broker compensation.  Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of CIGNA's subsidiaries were included in one such lawsuit brought by The Insurance Commissioner of the State of California seeking injunctive relief against these contingent compensation practices.  On July 9, 2007, the parties to this lawsuit entered into a nonmonetary settlement in which some of CIGNA’s subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.  CIGNA is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney.  On June 6, 2007, CIGNA received a letter from the San Diego District Attorney, detailing its potential claims and penalties against CIGNA's subsidiaries, and outlining potential civil litigation.  CIGNA denies the allegations and will vigorously defend itself in the event of litigation.  In addition, CIGNA provided information about another broker to the U.S. Department of Labor.  CIGNA is cooperating with the inquiries and investigations.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of CIGNA’s subsidiaries, asserting that contingent commissions are unlawful.  These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey.   On April 5, 2007, the court granted the defendants’ motion and dismissed all of the federal antitrust, RICO and state law claims, leaving only certain ERISA fiduciary claims.  The court permitted plaintiffs to file an amended complaint, which plaintiffs did on May 22, 2007.  The defendants have filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims.  Discovery is stayed until the court reaches a decision whether plaintiffs may proceed regarding their anticipated amended antitrust and RICO claims.  CIGNA denies the allegations and will vigorously defend itself in these cases.

CIGNA Corporation securities litigation. During the fourth quarter of 2006, CIGNA reached an agreement to resolve claims filed in federal court in 2002 against former and current officers and members of the Board of Directors on behalf of a class of CIGNA shareholders.  The settlement, which specifies $93 million to be paid to the plaintiffs, was preliminarily approved by the U.S. District Court for the Eastern District of Pennsylvania on January 25, 2007.  Final approval was received on April 30, 2007.  In connection with the settlement agreement, CIGNA recorded an after-tax charge of $25 million ($38 million pre-tax) in the fourth quarter of 2006.  The charge included certain costs to defend and is net of expected insurance recoveries.

In addition, CIGNA and certain of its current and former Directors have reached a separate settlement with the Plaintiffs in the related derivative action.  Under that settlement, CIGNA's insurers will deposit and apportion, on behalf of the individual defendants, $6 million of the aforementioned $93 million class action settlement, and have agreed to make a payment of not more than $720,000 for Plaintiff’s attorneys’ fees subject to court approval.  Final approval was received on April 30, 2007.

Amara cash balance pension plan litigation. Plaintiffs representing CIGNA Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against CIGNA and the CIGNA Pension Plan in December 2001.  The plaintiffs allege various ERISA violations including among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  A non-jury trial began on September 11-15, 2006.  Due to the court’s schedule, the proceedings were adjourned and then the trial was completed on January 25, 2007.  The judge has ordered the parties to submit post-trial briefs in advance of closing arguments to be held on August 23, 2007.

Run-off reinsurance litigation. In connection with CIGNA's run-off reinsurance operations described in Note 7, CIGNA purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business.  CIGNA is appealing in court an adverse award in a retrocessional enforcement arbitration.  The hearing on that appeal previously scheduled for March 13-14 has been postponed.  In addition, CIGNA recently commenced another retrocessional enforcement arbitration.  Other disputes concerning retrocessional contracts have been substantially resolved or settled.

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

The following discussion addresses the financial condition of CIGNA as of June 30, 2007, compared with December 31, 2006, and its results of operations for the second quarter and six months ended June 30, 2007, compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in CIGNA’s 2006 Annual Report to Shareholders and Form 10-K, to which the reader is directed for additional information.

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

CIGNA’s results are influenced by a range of economic and other factors, including:

•	cost trends and inflation levels for medical and related services;
•	patterns of utilization of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment;
•	interest rates and equity market returns;

•	regulations and tax rules related to the provision and administration of employee benefit plans; and
•	initiatives to increase health care regulation.

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

Key company-specific drivers affecting CIGNA’s results include:

•	competitiveness of CIGNA's product design and service quality;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the absolute level of and trends in benefit costs;
•
the ability to execute on key technology initiatives, particularly those related to enhancing and developing consumer-directed health plan products and the related service model, and successfully managing outsourcing arrangements with vendors, including International Business Machines Corporation (IBM) (see “Contractual Obligations” on page 50 in CIGNA's 2006 Annual Report to Shareholders.); and

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

CIGNA is focused on continuing to improve the performance of and profitably grow the health care operations; as well as continuing to profitably grow the disability and life insurance and international businesses; and managing the risks associated with the run-off reinsurance operations.  In the health care operations, CIGNA has initiatives in place to: (1) offer products that meet emerging consumer and market trends; (2) strengthen underwriting and pricing effectiveness; (3) improve medical membership results; (4) improve medical cost trends; (5) deliver quality member service; (6) maintain and upgrade information technology systems; and (7) lower administrative expenses (see pages 36-37 for further discussion).

CIGNA believes that the health care business model is evolving to one that focuses more directly on the role of the health care consumer.  The consumer-directed environment presents particular challenges by requiring a more complex service model and products specifically designed to meet the emerging market needs.  In order to meet the emerging market challenges, CIGNA is investing in product development, service, technology, educational resources and customer support tools to assist consumers in making more informed choices regarding their health care and to achieve better health outcomes.  This investment and any execution of related initiatives are critical to respond to increasing consumer demands.  CIGNA believes that its investments in these areas will position it more effectively to meet this emerging market need.

CIGNA's disability and life insurance operations continue to focus on profitable growth in the disability business in both middle market and national accounts.  The international business is focused on profitable growth particularly in the life, accident and supplemental health insurance and international health care benefits businesses.

In the run-off reinsurance operations, CIGNA maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures.  CIGNA is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires, including issues relating to contract terms and coverage (see page 40 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$3,757	$3,369	$7,465	$6,637
Net investment income	279	299	559	628
Other revenues	356	424	721	790
Realized investment
gains (losses)	(11)	6	10	150
Total revenues	4,381	4,098	8,755	8,205
Benefits and expenses	4,053	3,690	8,014	7,269
Income from continuing
operations before taxes	328	408	741	936
Income taxes	111	135	247	311
Income from continuing
operations	217	273	494	625
Loss from discontinued
operations, net of taxes	(19)	-	(7)	-
Net income	$198	$273	$487	$625
Realized investment gains
(losses), net of taxes	$(6)	$3	$7	$97

CIGNA's income from continuing operations for the second quarter and six months of 2007 includes the special item noted below.

Excluding this special item, income from continuing operations remained level for the second quarter of 2007, compared with the second quarter of 2006, and decreased for the six months of 2007, compared with the six months of 2006, reflecting:

•	lower realized gains from the sales of investments (see Note 9 to the Financial Statements);
•	lower net investment income primarily due to lower yields and the impact of share repurchase activity (see page 43); and
•	higher earnings in the Health Care segment (see page 33).

Premiums and fees for the second quarter and six months of 2007, compared with the second quarter and six months of 2006, reflect:

•	higher premiums and fees in the Health Care segment (see page 34) due to medical membership growth, rate increases and higher Medicare Part D premiums; and
•	higher premiums and fees in the Disability and Life segment (see page 38) and in the International segment (see page 38) due to business growth and strong customer retention.

Excluding the special item noted below, benefits and expenses for the second quarter and six months of 2007, compared with the second quarter and six months of 2006, reflect:

•	higher medical claims expense in the Health Care segment reflecting membership growth and the impact of medical cost trend (see page 35); and
•	higher benefits expense in the International segment due to overall business growth, as well as higher loss ratios in the expatriate employee benefits business.

Special Items

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and  income from continuing operations, CIGNA identifies special items, which management believes are not representative of the underlying results of operations.  For the second quarter and six months of 2007, there was one special item included in benefits and expenses for a charge of $86 million pre-tax ($56 million after-tax) associated with guaranteed minimum income benefit contracts.  See page 28 for additional information.

There were no special items identified for the second quarter or six months of 2006.

Outlook for 2007

CIGNA expects full year 2007 income from continuing operations, excluding realized investment results and special items, to be comparable with the 2006 amount. These amounts include favorable prior year claim development of $5 million through the six months of 2007 and $54 million for 2006.  Excluding the impact of favorable prior year claim development, CIGNA expects full year 2007 income from continuing operations, excluding realized investment results and special items, to be higher than 2006 primarily due to strong growth in the health care operations and the disability and life insurance and international businesses, partially offset by lower earnings in the run-off businesses and Corporate.  Corporate losses are expected to be higher due to the absence of favorable expense and tax items that occurred in 2006.  CIGNA's outlook is subject to the factors cited in the Cautionary Statement on page 49.

Management is not able to estimate 2007 income from continuing operations under generally accepted accounting principles because it includes realized investment gains (losses) and special items. Information is not available for management to reasonably estimate future realized investment gains (losses) due, in part, to interest rate and stock market volatility and other internal and external factors.  Information is not available for management to identify or reasonably estimate any additional  special items for 2007.

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

CIGNA’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in CIGNA’s 2006 Annual Report to Shareholders beginning on page 29 and are as follows:

•	future policy benefits – guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	accounts payable, accrued expenses and other liabilities, and other assets - guaranteed minimum income benefits;
•	reinsurance recoverables for Run-off Reinsurance;
•	accounts payable, accrued expenses and other liabilities – pension liabilities; and
•	investments – recognition of losses from other-than-temporary impairments of public and private placement fixed maturities.

CIGNA regularly evaluates items, which may impact critical accounting estimates.  During the second quarter of 2007, CIGNA updated annuity election rate and lapse assumptions related to the guaranteed minimum income benefit product.  Accordingly, the related sensitivities around these assumptions have been updated as discussed below.

Accounts Payable, Accrued Expenses and Other Liabilities, and Other Assets – Guaranteed Minimum Income Benefits. CIGNA regularly evaluates each of the assumptions used in establishing the assets and liabilities related to guaranteed minimum income benefit contracts.  Annuitants have only recently been able to elect to receive these minimum income benefits due to the expiration of a contractual waiting period.  CIGNA has been monitoring annuity election rate experience and, during the second quarter of 2007, increased its assumption related to annuity election rates resulting in a charge (net of reinsurance) of $75 million pre-tax.  Also during the second quarter of 2007, CIGNA completed a review of lapse experience for these contracts.  As a result of the review, CIGNA decreased its lapse assumption resulting in a charge (net of reinsurance) of $11 million pre-tax; because fewer annuitants are expected to lapse coverage, CIGNA's expected claims increase.  In combination, CIGNA recognized in the second quarter of 2007 a total charge of $56 million after-tax ($86 million pre-tax) for these changes in the long-term assumptions.   This charge is reflected as a special item (see page 27). For additional information related to guaranteed minimum income benefit contracts, see Note 15 to the Financial Statements.

As a result of these changes in assumptions, CIGNA has updated the “Effect if Different Assumptions Used” section of Critical Accounting Estimates as described on page 33 of CIGNA's 2006 Annual Report to Shareholders as follows:

If a 10% unfavorable change were to occur for the following assumptions for guaranteed minimum income benefits, the approximate after-tax decrease in CIGNA's net income would be:

•	Mortality - $3 million
•	Market Returns - $15 million

•	Volatility - $10 million
•	Lapse - $3 million
•	Interest Rates:
o	Discount Rate - $5 million
o	Long-Term Claim Interest Rate - $25 million
•	Credit Risk - $10 million
•	Annuity Election Rates - $5 million

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

For the six months ended June 30, 2007, actual experience differed from CIGNA's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $79 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2006.  Actual completion factors resulted in a reduction in medical claims payable of $47 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.  Actual medical cost trend resulted in a reduction in medical claims payable of $32 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.  The favorable impact in 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to 2006.  This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to 2007.

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

The corresponding impact of favorable prior year development on net income was $5 million for the six months ended June 30, 2007 and $54 million for the year ended December 31, 2006, or 0.1% in 2007 and 0.8% in 2006 of the current year incurred claims as reported for the years ended December 31, 2006 and 2005, respectively.

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

Sale of the Chilean Insurance Operations.  During the second quarter of 2007, CIGNA initiated actions to sell its Chilean insurance operations.  Since a sale is probable within one year, CIGNA has classified this business as a discontinued operation.  CIGNA recognized an impairment loss for this business of $23 million after-tax, primarily related to the write-off of unrecoverable tax assets and foreign currency translation losses.  Amounts as of December 31, 2006 have been reclassified to conform to this presentation.

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

OTHER MATTERS

Pension and Other Postretirement Benefit Liability

For the six months ended June 30, 2007, CIGNA's postretirement benefits liability adjustment decreased by $82 million pre-tax ($53 million after-tax) resulting in an increase to shareholders’ equity.  The decrease in the liability was primarily due to net amortization of actuarial losses, the annual update of census data, and favorable medical claim experience, and lower than expected election rates in CIGNA's postretirement medical plan.

During the second quarter of 2006, CIGNA's minimum pension liability increased primarily due to an update of plan census data.  This resulted in a decrease to shareholder’s equity of $9 million after-tax.

Initiatives to Lower Operating Expenses

CIGNA has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers.  See page 37 for further information on lowering administrative expenses.

In the fourth quarter of 2006, CIGNA completed a review of staffing levels in the health care operations and in supporting areas.  As a result, CIGNA recognized in other operating expenses a charge for severance costs of $37 million pre-tax (Health Care - $24 million; Corporate - $13 million) and $23 million after-tax (Health Care - $15 million; Corporate - $8 million).  CIGNA expects to achieve $45 million after-tax in estimated savings in 2007 and $68 million after-tax in annualized estimated savings from this specific program.  A portion of these savings will be reinvested in resources to further enhance CIGNA's capabilities in the areas of consumerism and health advocacy.

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

Litigation and other legal matters

Managed care litigation. In 2004, a Florida federal court handling multi-district health care litigation against CIGNA and several health care industry competitors approved a settlement agreement between the physician class and CIGNA.  A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration.  Separately, in April 2005, the court approved a settlement between CIGNA and the remaining plaintiffs, a class of non-physician health care professionals.  In the fourth quarter of 2006, CIGNA received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation.  In the first quarter of 2007, CIGNA received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation.  CIGNA is pursuing recovery from one additional insurer.

Broker compensation.  Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of CIGNA's subsidiaries were included in one such lawsuit brought by The Insurance Commissioner of the State of California seeking injunctive relief against these contingent compensation practices.  On July 9, 2007, the parties to this lawsuit entered into a nonmonetary settlement in which some of CIGNA's subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.  CIGNA is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney.  On June 6, 2007, CIGNA received a letter from the San Diego District Attorney, detailing its potential claims and penalties against CIGNA's subsidiaries, and outlining potential civil litigation.  CIGNA denies the allegations and will vigorously defend itself in the event of litigation.  In addition, CIGNA provided information about another broker to the U.S. Department of Labor.  CIGNA is cooperating with the inquiries and investigations.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of CIGNA’s subsidiaries, asserting that contingent commissions are unlawful.  These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey.   On April 5, 2007, the court granted the defendants’ motion and dismissed all of the federal antitrust, RICO and state law claims, leaving only certain ERISA fiduciary claims.  The court permitted plaintiffs to file an amended complaint, which plaintiffs did on May 22, 2007.  The defendants have filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims. Discovery is stayed until the court reaches a decision whether plaintiffs may proceed regarding their anticipated amended antitrust and RICO claims.  CIGNA denies the allegations and will vigorously defend itself in these cases.

CIGNA Corporation securities litigation. During the fourth quarter of 2006, CIGNA reached an agreement to resolve claims filed in federal court in 2002 against former and current officers and members of the Board of Directors on behalf of a class of CIGNA shareholders.  The settlement, which specifies $93 million to be paid to the plaintiffs, was preliminarily approved by the U.S. District Court for the Eastern District of Pennsylvania on January 25, 2007.  Final approval was received on April 30, 2007.  In connection with the settlement agreement, CIGNA recorded an after-tax charge of $25 million ($38 million pre-tax) in the fourth quarter of 2006.  The charge included certain costs to defend and is net of expected insurance recoveries.

In addition, CIGNA and certain of its current and former Directors have reached a separate settlement with the Plaintiffs in the related derivative action.  Under that settlement, CIGNA's insurers will deposit and apportion, on behalf of the individual defendants, $6 million of the aforementioned $93 million class action settlement, and have agreed to make a payment of not more than $720,000 for Plaintiff’s attorneys’ fees subject to court approval.  Final approval was received on April 30, 2007.

Amara cash balance pension plan litigation. Plaintiffs representing CIGNA Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against CIGNA and the CIGNA Pension Plan in December 2001.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  A non-jury trial began on September 11-15, 2006.  Due to the court’s schedule, the proceedings were adjourned and then the trial was completed on January 25, 2007.  The judge has ordered the parties to submit post-trial briefs in advance of closing arguments to be held on August 23, 2007.

Run-off reinsurance litigation. In connection with CIGNA's run-off reinsurance operations described in Note 7 to the Financial Statements, CIGNA purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business.  CIGNA is appealing in court an adverse award in a retrocessional enforcement arbitration.  The hearing on that appeal previously scheduled for March 13-14 has been postponed.  In addition, CIGNA recently commenced another retrocessional enforcement arbitration.  Other disputes concerning retrocessional contracts have been substantially resolved or settled.

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

HEALTH CARE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$2,698	$2,423	$5,373	$4,779
Net investment income	52	67	106	138
Other revenues	341	352	672	694
Segment revenues	3,091	2,842	6,151	5,611
Benefits and expenses	2,831	2,597	5,631	5,127
Income before taxes	260	245	520	484
Income taxes	92	86	184	169
Segment earnings	$168	$159	$336	$315
Realized investment gains,
net of taxes	$2	$12	$10	$72

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

Results

Segment earnings include favorable after-tax prior year claim development of $2 million for the second quarter and $5 million for the six months of 2007, compared with $16 million for the second quarter and $32 million for the six months of 2006.

Favorable prior year claim development for the second quarter and six months of 2007 is lower, compared with the second quarter and six months of 2006, reflecting actual completion factors and actual medical cost trends that were in line with assumptions.

Favorable prior year claim development for the second quarter and six months of 2006 is primarily due to:

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

Excluding prior year claim development, segment earnings for the second quarter and six months of 2007 were higher than the prior year reflecting:

•	strong renewal pricing execution in the guaranteed cost business reflecting premium increases, which were greater than medical cost increases; and
•	higher contributions from the specialty businesses.

These factors were partially offset by lower earnings in the experience-rated business.

The six months of 2007 also includes the favorable impact of a $3 million after-tax insurance recovery related to the managed care litigation (see page 31).

Premiums and Fees

Premiums and fees increased by 11% for the second quarter and 12% for the six months of 2007, compared with the same periods of 2006, primarily reflecting:

•	medical membership growth including the voluntary and limited benefits business;
•	rate increases in the guaranteed cost business; and
•	higher Medicare Part D premiums.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Medical:
Commercial HMO[1]	$589	$675	$1,220	$1,344
Open access/Other Guaranteed Cost[2]	407	212	779	402
Voluntary/limited benefits	40	-	78	-
Experience-rated medical[3]	484	454	912	891
Dental	189	195	381	388
Medicare	87	79	175	160
Medicare Part D	85	58	179	110
Other Medical[4]	258	234	520	459
Total medical	2,139	1,907	4,244	3,754
Life and other non-medical	70	88	139	166
Total premiums	2,209	1,995	4,383	3,920
Fees[5]	489	428	990	859
Total premiums and fees	$2,698	$2,423	$5,373	$4,779

1 Includes premiums of $25 million for the second quarter and $51 million for the six months of 2007 associated with the health care members in Tucson, Arizona (see Medical Membership below).
2 Includes premiums associated with other risk-related products, primarily open access products.
3 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.
4Other medical premiums include risk revenue for stop loss and specialty products.
5 Represent administrative service fees for medical members and related specialty products and include fees related to Medicare Part D.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Medical claims expense	$1,729	$1,493	$3,448	$2,941
Other benefit expenses	63	82	127	160
Other operating expenses	1,039	1,022	2,056	2,026
Total benefits and expenses	$2,831	$2,597	$5,631	$5,127

Medical claims expense for the second quarter and six months of 2007 increased reflecting higher medical membership and the impact of increasing medical cost trend.

Other operating expenses for the second quarter and six months of 2007 reflect increases related to the pharmacy, disease management, and the voluntary and limited benefits businesses.  Excluding these items, other operating expenses for the six months of 2007 decreased slightly compared with the six months of 2006, reflecting productivity improvements offsetting the impact of membership increases.

Medical Membership

CIGNA's medical membership includes any individual for whom CIGNA retains medical underwriting risk, who uses a CIGNA network for services covered under their medical coverage or for whom CIGNA administers medical claims.  As of June 30, estimated medical membership was as follows:

(In thousands)	2007	2006
Guaranteed cost:
Commercial HMO	624	799
Medicare and Medicaid	32	32
Open access/other guaranteed cost[1]	483	285
Total guaranteed cost excluding
voluntary/limited benefits	1,139	1,116
Voluntary/limited benefits	176	-
Total guaranteed cost	1,315	1,116
Experience-rated[2]	871	906
Service[3]	7,614	6,997
Total medical membership	9,800	9,019

1Includes membership associated with other risk-related products, primarily open access products.
2 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.
3 Includes approximately 28 thousand members obtained through the acquisition of Mid-South Administrative Group, LLC, which was effective January1, 2007.

In 2006, approximately 54,000 health care members in Tucson, Arizona were transitioned to CIGNA as the result of a Department of Justice requirement to divest certain contracts in connection with the merger of two health care industry competitors.  Initially, CIGNA serves as a reinsurer and then works toward underwriting these customers directly on CIGNA contracts at the time each contract is scheduled for renewal (most of which are scheduled to renew on July 1, 2007).  Given the unique nature of this transaction, CIGNA will not include these members in its reported medical membership until such customers renew on CIGNA contracts.  CIGNA has renewed 13,000 members as of June 30, 2007.  These members are included in the above medical membership results.

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

Offering products that meet emerging trends. The CIGNATURE®, CareAlliesSM, and CIGNA Choice Fund suite of products offer a choice of benefit, participating provider network, funding, medical management, consumerism and health advocacy options for employers and consumers.  Through the CIGNA Choice Fund®, CIGNA offers a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by CIGNA.  The evolution of the consumer-driven healthcare market is driving increased product and service complexity and is raising consumers' expectations with respect to service levels, which is expected to require significant investment, management attention and heightened interaction with customers.  CIGNA is in the process of developing and implementing a new service model to meet these market challenges.

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

CIGNA is focused on improving its medical cost trend by managing unit medical costs more effectively.  To help achieve this end, CIGNA continues to focus on renegotiating contracts with certain facilities to limit increases in medical reimbursement costs.  In addition, CIGNA seeks to strengthen its network position in selected markets and, on August 1, 2007, acquired Sagamore Health Network, Inc. Sagamore provides access to an extensive preferred provider network and offers access to a broad range of utilization review and case management services to health claim payer organizations, self-insured employers and third-party administrators.  In the future, CIGNA may pursue additional acquisitions and strategic alliances.

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

Maintaining and upgrading information technology systems.  CIGNA's current business model and long-term strategy require effective and reliable information technology systems.  The evolution of consumerism is driving increased product and service complexity and is raising the consumer’s expectations with respect to service levels.  CIGNA is focused on providing these enhanced strategic capabilities while continuing to provide a consistent, high quality consumer service experience in the current environment.  Further integration of CIGNA's multiple administrative and customer facing platforms is required to support CIGNA's internal needs and growth strategies, and to ensure reliable, efficient and effective customer service both in today’s employer focused model as well as in a consumer directed model.  CIGNA's current systems architecture will require continuing investment to meet the challenges of increasing consumer demands, support its business growth and strategies, improve its competitive position and provide appropriate levels of service to consumers.

Lowering administrative expenses.  From 2004 through 2006, CIGNA has undertaken several initiatives to increase its operating efficiency and responsiveness to customers.  CIGNA operates in an intensely competitive marketplace and its ability to establish a meaningful cost advantage is a key to achieving its strategic imperatives.  CIGNA must remain competitive with the other major players in the industry, all of whom essentially are competing in the same markets for the same customers and prospects.  CIGNA's strengths and capabilities as a consumer-focused health advocate provide it with a competitive advantage, but CIGNA must be able to deliver those capabilities efficiently and cost-effectively.  The savings generated by these initiatives provide CIGNA with the ability to make investments in and enhance its capabilities in the areas of consumerism, particularly product development, the delivery of member service and health advocacy and related technology initiatives.  CIGNA continues to perform operational reviews in order to identify additional cost savings.  See page 30 for further information on initiatives to lower operating expenses.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$580	$526	$1,157	$1,034
Net investment income	68	66	137	130
Other revenues	35	43	68	91
Segment revenues	683	635	1,362	1,255
Benefits and expenses	587	547	1,183	1,087
Income before taxes	96	88	179	168
Income taxes	28	24	51	46
Segment earnings	$68	$64	$128	$122
Realized investment gains
(losses), net of taxes	$(3)	$(3)	$(1)	$4

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance; and
•	accident and specialty association insurance.

Results

Disability and Life results for the second quarter and six months of 2007 include the net favorable impact of $10 million after-tax related to reserve studies for life and accident insurance products.  Results for the second quarter and six months of 2006 include a net favorable adjustment of $6 million after-tax related to a reserve study on a run-off life insurance business, partially offset by severance charges.

Excluding these items, Disability and Life segment earnings reflect continued strong disability management results and favorable mortality in the group life insurance business.

Premiums and Fees

Premiums and fees for the second quarter and six months of 2007 increased reflecting new business growth and strong customer retention in both the disability and life insurance businesses.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$436	$372	$850	$729
Net investment income	18	21	38	37
Other revenues	1	1	2	1
Segment revenues	455	394	890	767
Benefits and expenses	386	338	762	655
Income before taxes	69	56	128	112
Income taxes	25	20	46	39
Segment earnings	$44	$36	$82	$73
Realized investment losses,
net of taxes	$-	$(1)	$-	$(1)

The International segment includes:

•	life, accident and supplemental health insurance products; and
•	international health care products and services including those offered to expatriate employees of multinational corporations.

Results

International segment earnings for the second quarter and six months of 2007 reflect competitively strong margins and continued growth in the life, accident and supplemental health insurance business.

Premiums and Fees

The increase in premiums and fees for the second quarter and six months of 2007, compared with the second quarter and six months of 2006, reflects new sales growth and improved customer retention in the expatriate employee benefits business and in the life, accident and health insurance operations, particularly in South Korea.

Other Matters

South Korea represents the single largest geographic market for CIGNA's international businesses.  South Korea generated 32% of International’s revenues for the second quarter and six months of 2007.  South Korea generated 48% of its segment earnings for the second quarter and 46% for the six months of 2007.  CIGNA International’s business in South Korea would be vulnerable to adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on CIGNA's consolidated results.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$14	$18	$29	$33
Net investment income	21	23	45	47
Other revenues	(28)	16	(36)	(24)
Segment revenues	7	57	38	56
Benefits and expenses	102	78	140	75
Loss before tax benefits	(95)	(21)	(102)	(19)
Income tax benefits	(34)	(5)	(42)	(3)
Segment loss	$(61)	$(16)	$(60)	$(16)
Realized investment gains
(losses), net of taxes	$(1)	$(4)	$1	$10
Special item (after-tax)
included in segment loss:
Charge related to guaranteed
minimum income benefit contracts
(see page 28)	$(56)	$-	$(56)	$-

CIGNA's reinsurance businesses are in run-off.  No new reinsurance business has been underwritten since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Results

Excluding the special item noted in the table above, segment loss for the Run-off Reinsurance segment for the second quarter of 2007, compared with the second quarter of 2006, primarily reflect lower reserve increases related to credit risk.

Excluding the special item noted in the table above, segment loss for the Run-off Reinsurance segment for the six months of 2007, compared with the six months of 2006, primarily reflects:
•
the favorable impact of a series of commutations and settlements with ceding companies related to the personal accident and workers’ compensation businesses for amounts less than the net recorded amounts; and

•	lower reserve increases for credit risk.

These factors were partially offset by lower results in the guaranteed minimum income benefits business due to unfavorable claim experience.

Other Revenues

CIGNA maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts.   Other revenues included pre-tax losses of $28 million for the second quarter and $35 million for the six months of 2007, compared with a pre-tax gain of $16 million in the second quarter and a pre-tax loss of $24 million for the six months of 2006 from futures contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.  The notional amount of the futures contract positions held by CIGNA at June 30, 2007 related to this program was $591 million.

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

The determination of liabilities for guaranteed minimum death benefits requires CIGNA to make critical accounting estimates.  CIGNA describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 30 of CIGNA’s 2006 Annual Report to Shareholders.  CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA’s financial condition.  See Note 6 to the Financial Statements for additional information about the assumptions used to calculate reserves for these contracts.  CIGNA had future policy benefit reserves for guaranteed minimum death benefit contracts of $835 million as of June 30, 2007, and $862 million as of December 31, 2006.

As of June 30, 2007, the aggregate fair value of the underlying mutual fund investments was $34.3 billion.  The death benefit coverage in force as of that date (representing the amount that CIGNA would have to pay if all of the approximately 825,000 contractholders had died on that date) was $4.1 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 7 of CIGNA's 2006 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts.  CIGNA has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits.  See pages 28 and 45 for further information about these contracts.

Unicover and other run-off reinsurance.  CIGNA's Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the United States and London markets. This included participation in a workers’ compensation reinsurance pool formerly managed by Unicover Managers, Inc.

CIGNA purchased extensive retrocessional reinsurance for the Unicover contracts (through the pool) and also purchased retrocessional coverage for its other workers' compensation and personal accident assumed risks.  Although CIGNA is involved in certain retrocessional enforcement arbitrations, most of the disputes concerning the retrocessional contracts have been resolved.  See Note 15 to the Financial Statements “Litigation and other legal matters” for more information regarding these disputes.

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

Summary.  CIGNA’s reserves for underlying reinsurance exposures assumed by CIGNA, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2007, based on current information.  However, it is possible that future developments could have a material adverse effect on CIGNA’s consolidated results of operations and, in certain situations, could have a material adverse effect on CIGNA’s financial condition.  CIGNA bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to CIGNA.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$29	$30	$56	$62
Net investment income	112	111	219	253
Other revenues	20	25	40	53
Segment revenues	161	166	315	368
Benefits and expenses	120	127	240	294
Income before taxes	41	39	75	74
Income taxes	14	13	25	23
Segment earnings	$27	$26	$50	$51
Realized investment gains
(losses), net of taxes	$(4)	$(1)	$(3)	$12

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate life insurance (including policies on which loans are outstanding);
•	deferred gains recognized from the 2004 sale of the retirement benefits business; and
•	settlement annuity business.

Results

Segment earnings for Other Operations for the second quarter and six months of 2007 primarily reflect favorable mortality experience in the corporate life insurance business, partially offset by lower deferred gain amortization in the individual life insurance and annuity and retirement benefits businesses.

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

CORPORATE

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Segment income (loss)	$(23)	$1	$(49)	$(17)

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt, interest expense on uncertain tax positions, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Corporate results for the second quarter and six months of 2007, compared to the same periods last year, reflect higher net interest expense and the absence in 2007 of favorable expense items recorded in 2006.

DISCONTINUED OPERATIONS

Summarized financial data for discontinued operations primarily represents:

•	an impairment loss associated with the probable sale of the Chilean insurance operations as disclosed on page 30; and
•	realized gains on the disposition of certain directly-owned real estate investments during the second quarter and six months of 2007 as disclosed in Note 9.

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Income before income taxes	$7	$-	$25	$-
Income taxes	(3)	-	(9)	-
Income from discontinued
operations, net of taxes	4	-	16	-
Impairment loss, net of tax	(23)	-	(23)	-
Loss from discontinued
operations, net of taxes	$(19)	$-	$(7)	$-

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

CIGNA normally meets its operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from operations for the six months ended June 30 were as follows:

(In millions)	2007	2006
Operating activities	$418	$81
Investing activities	$(104)	$825
Financing activities	$(603)	$(1,228)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with CIGNA's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2007:

•	Cash flow from operating activities was affected by the following significant items in 2007 and 2006:

•	net cash outflows of $5 million in 2007 compared with $213 million in 2006 to originate mortgage loans held for sale;
•
cash outflows of $35 million in 2007, compared with $24 million in 2006, associated with futures contracts entered into as part of a program to manage equity market risks in the run-off reinsurance segment; and

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

•	Cash used in investing activities primarily consisted of net purchases of investments of $58 million and net purchases of property and equipment of $35 million.
•
Cash used in financing activities primarily consisted of dividends on and repurchase of common stock of $945 million and repayment of debt of $378 million, partially offset by the proceeds on the issuance of debt of $498 million and the proceeds from the issuance of common stock under CIGNA's stock plans of $218 million.

2006:

•
Cash provided by investing activities primarily consisted of net proceeds of investments ($937 million), partially offset by net purchases of property and equipment ($67 million) and net cash transferred in connection with the conversion of the single premium annuity business to indemnity coinsurance ($45 million).

•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $1.3 billion, repayment of long-term debt ($100 million) and  net withdrawals of contractholder deposit funds of $25 million, partially offset by proceeds from issuances of common stock under CIGNA's stock plans of $180 million.

Interest Expense

Interest expense for the second quarter and six months was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Interest expense	$32	$24	$61	$49

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

CIGNA maintains a share repurchase program. From January 1, 2007 through July 31, 2007, CIGNA repurchased 20.3 million shares through this program at an average price of $48.64 per share for an aggregate cost of $987 million.  Shares acquired prior to the record date of the stock split, have been adjusted to reflect the split.  On July 25, 2007, CIGNA's Board of Directors increased the repurchase authority by $500 million.  The total remaining authorization as of July 31, 2007, was $499 million.  See also the table in Part II, Item 2 of CIGNA's Form 10-Q for more information on share repurchase activity for the second quarter ended June 30, 2007.

Under a universal shelf registration statement filed in 2006, CIGNA issued the following securities in March 2007:

•
$250 million of Notes bearing interest at the rate of 5.375% per year, which is payable on March 15 and September 15 of each year, beginning September 15, 2007.  The Notes will mature on March 15, 2017; and

•	$250 million of Notes bearing interest at the rate of 6.150% per year, which is payable on May 15 and November 15 of each year, beginning May 15, 2007. The Notes will mature on November 15, 2036.

CIGNA may redeem the Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or
•
the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 15 basis points with respect to the 5.375% Notes and 25 basis points with respect to the 6.150% Notes.

In addition, CIGNA has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission (SEC), which may be issued as debt securities, equity securities or both.  Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether CIGNA should issue new securities.

In June 2007, CIGNA amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes an option to increase the commitment amount up to $2.25 billion as well as an option to extend the term of the agreement. CIGNA entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of June 30, 2007.

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

Ratings

CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies.    Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time.  As of August 1, 2007, the current ratings of CIGNA and Connecticut General Life Insurance Company (CG Life), CIGNA's principal subsidiary were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings
		Senior Debt	Commercial Paper
A.M. Best	A	—	—
Moody’s	A2	Baa2	P2
S&P	A	BBB+	A2
Fitch	A+	BBB+	F2

The above table reflects upgrades to financial strength and debt ratings issued during the first quarter of 2007.

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

Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
CIGNA guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, CIGNA or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2007, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $2.0 billion as of June 30, 2007.  As of June 30, 2007, approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business.  There were no additional liabilities required for these guarantees as of June 30, 2007.

•
CIGNA guarantees that separate account assets, primarily fixed income investments, will be sufficient to pay retiree benefits for participants under a certain group annuity contract.  These guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business.  These guaranteed benefit obligations were $17 million as of June 30, 2007. CIGNA had no additional liabilities for these guarantees as of June 30, 2007.

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

Annuitants have only recently been able to elect to receive these minimum income benefits due to the expiration of a contractual waiting period.  CIGNA has been monitoring annuity election rate experience, and during the second quarter increased its assumption related to annuity election rates.  Also during the second quarter, CIGNA completed a review of lapse experience for these contracts.  As a result of the review, CIGNA decreased its lapse assumption.  See page 28 for the effects of these assumption updates.

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

As of June 30, 2007, CIGNA had net liabilities of $330 million related to these contracts and net amounts recoverable from reinsurers of $199 million (including a net $17 million due for cash  that has already been paid by CIGNA).  CIGNA had an additional liability of $32 million associated with the cost of reinsurance as of June 30, 2007.  As of December 31, 2006, CIGNA had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $46 million (net of $2 million payable for cash that has already been received by CIGNA).  CIGNA had an additional liability of $47 million associated with the cost of reinsurance as of December 31, 2006. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

CIGNA is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2007 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2007 value of $3.1 billion, with no future returns.

The maximum potential undiscounted payments that CIGNA would make under those assumptions would aggregate $607 million before reinsurance recoveries.  CIGNA believes the likelihood of such payment is remote and expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.  CIGNA has retrocessional reinsurance from third parties in place which covers 55% of the exposures on these contracts.

Certain other guarantees.  CIGNA had indemnification obligations to lenders of up to $287 million as of June 30, 2007 related to borrowings by certain real estate joint ventures, which CIGNA either records as an investment or consolidates. These borrowings, which are nonrecourse to CIGNA, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the fourth quarter of 2007 through 2017.  CIGNA’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, CIGNA does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, CIGNA also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of June 30, 2007.

As of June 30, 2007 CIGNA guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  CIGNA had no additional liabilities for these guarantees as of June 30, 2007.

CIGNA had indemnification obligations as of June 30, 2007, in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by CIGNA, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  CIGNA does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of June 30, 2007.

CIGNA does not expect that these guarantees will have a material adverse effect on CIGNA’s consolidated results of operations, liquidity or financial condition.

Contractual obligations.  As a result of the changes in assumptions for guaranteed minimum income benefit contracts noted above, CIGNA has updated its contractual obligations related to these contracts (reported in other long-term liabilities) that were provided on page 50 of CIGNA's 2006 Annual Report to Shareholders.

The updated estimates for CIGNA's principal contractual cash obligations for other long-term liabilities are as follows:

		Less
(In millions, on an		than 1	1-3	4-5	After 5
undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Other long-term
liabilities	$772	$328	$268	$62	$114

As a result of the debt issuance in March 2007, CIGNA's contractual obligations increased by $1.1 billion, which includes scheduled interest payments. See page 43 for additional information.

CIGNA's contractual obligations included commitments to purchase the following investments:

	As of	As of
(In millions)	June 30, 2007	December 31, 2006
Fixed maturities	$141	$31
Mortgage loans	$106	$154

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

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and trading securities.  Fixed maturities and equity securities include hybrid securities.

In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations, as of June 30, 2007, mortgage loans includes $129 million of mortgage loans originated with the intent to sell.

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

CIGNA recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the second quarter and six months of 2007 and 2006.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
June 30, 2007
Problem bonds	$66	$(48)	$18
Potential problem bonds	$28	$(1)	$27
Potential problem mortgage loans	$22	$-	$22
Foreclosed real estate	$16	$(3)	$13
December 31, 2006
Problem bonds	$71	$(50)	$21
Potential problem bonds	$15	$(1)	$14
Potential problem mortgage loans	$22	$-	$22
Foreclosed real estate	$16	$(3)	$13

Summary

CIGNA recorded $6 million after-tax for the second quarter and six months of 2007, compared with $18 million after-tax in the second quarter and $27 million after-tax for the six months of 2006 in realized investment losses for investment asset write-downs and changes in valuation reserves due largely to the impact of rising interest rates on investments where CIGNA cannot demonstrate the intent and ability to hold until recovery.

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

CIGNA uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values.  The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $50 million in the fair value of the futures contracts outstanding under this program as of June 30, 2007.  A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar.  See Note 6 to the Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

As discussed on page 28, CIGNA changed its assumptions for annuity election and lapse rates used in establishing the assets and liabilities related to guaranteed minimum income benefit contracts and increased recorded assets and liabilities during the second quarter of 2007.  As a result, the effect of a hypothetical 10% decrease in the market prices of CIGNA's equity exposures increased from $30 million as of December 31, 2006 to approximately $60 million as of June 30, 2007.

Stock Market Performance

The performance of equity markets can have a significant effect on CIGNA’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 39) and guaranteed minimum income benefit contracts (see page 45); and
•	pension liabilities since equity securities comprise a significant portion of the assets of CIGNA’s employee pension plans.

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
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on CIGNA’s employee benefits businesses (see employee benefits regulation on page 30 for more information);

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In its Form 10-K for the year ended December 31, 2006 and its Form 10-Q for the period ended March 31, 2007, CIGNA described the Broker Compensation litigation. With respect to the multi-district litigation proceeding in federal court in New Jersey, the court permitted plaintiffs to file an amended complaint, which plaintiffs did on May 22, 2007.  The defendants have filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims.  Discovery is stayed until the court reaches a decision whether plaintiffs may proceed regarding their anticipated amended antitrust and RICO claims.   CIGNA denies the allegations and will vigorously defend itself in these cases.

With respect to the lawsuit brought by The Insurance Commissioner of the State of California that sought injunctive relief involving contingent compensation practices against Universal Life Resources and certain insurance companies, on July 9, 2007, the parties to this lawsuit entered into a non-monetary settlement; in which, some of CIGNA subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.

In its Form 10-K for the year ended December 31, 2006, CIGNA described its appeal of an adverse court award in a retrocessional enforcement arbitration.  The hearing on that appeal previously scheduled for March 13-14 has been postponed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended June 30, 2007:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Apr 1-30, 2007	2,091,477	$49.88	2,070,300	$306,454,223
May 1-31, 2007	2,400,600	$54.73	2,400,600	$175,074,876
June 1-30, 2007	2,050,519	$54.65	2,050,400	$63,013,479
Total	6,542,596	$53.15	6,251,300	N/A
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 21,177 shares in April and 119 shares in June.  CIGNA's three-for-one stock split, in the form of a stock dividend, was effective on June 4, 2007.  Shares tendered prior to that date have been adjusted in this table to reflect the split.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement.  Remaining authorization under the program was approximately $63 million as of June 30, 2007 and $499 million as of July 31, 2007.  CIGNA has effected in the past, and may continue from time to time to effect, open market purchases of CIGNA common stock through 10b5-1 plans, which allow a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Shares acquired prior to the record date of the split, have been adjusted to reflect the split.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 4.    Submission of Matters to a Vote of Security Holder

CIGNA held its annual meeting of shareholders on April 25, 2007. As of February 27, 2007, the record date for the meeting, 97,088,142 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 82,898,000 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all four nominees to the Board of Directors, ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2007, and approved the amended and restated CIGNA Executive Incentive Plan.

	Votes For	Votes Against	Abstained
1. Election of nominees to Board of Directors for terms expiring in 2010:
Robert H. Campbell	80,377,971	1,820,190	699,839
Isaiah Harris, Jr.	80,864,997	1,346,916	686,087
Jane E. Henney, M.D.	81,080,784	1,144,336	672,880
Donna F. Zarcone	81,084,593	1,123,107	690,300
2. Ratification of Pricewaterhouse Coopers LLP as CIGNA's independent registered public accounting firm	80,891,917	1,433,668	572,415
3. Approval of the amended and restated CIGNA Executive Incentive Plan	78,321,055	3,730,445	846,500

The shares and related votes presented here have not been adjusted to reflect the stock split.

Item 6.    Exhibits

(a)	See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By: /s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date: August 1, 2007

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended July 22, 1998.	Filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated October 25, 2006.	Filed as Exhibit 3 to the registrant’s Form 8-K filed on October 30, 2006 and incorporated herein by reference.
10.1	CIGNA Executive Incentive Plan as amended and restated as of January 1, 2007.	Filed as Appendix A to the registrant’s definitive proxy statement filed March 22, 2007 and incorporated herein by reference.
10.2	Agreement and Release dated May 1, 2007 with Mr. Storrer.	Filed herewith.
10.3	Second Amended and Restated Revolving Credit and Letter of Credit Agreement dated June 19, 2007.	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on June 25, 2007 and incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.	Furnished herewith.

E-1