Form 10-Q
period 2007-09-30
CIGNA CORP
filed 2007-11-02
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

           As of October 26, 2007, 279,163,023 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, the Company refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

CIGNA Corporation
Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Revenues
Premiums and fees	$3,744	$3,433	$11,209	$10,070
Net investment income	281	296	840	924
Other revenues	361	360	1,082	1,150
Realized investment gains	27	48	37	198
Total revenues	4,413	4,137	13,168	12,342
Benefits and Expenses
Health Care medical claims expense	1,659	1,595	5,107	4,536
Other benefit expenses	837	743	2,507	2,356
Other operating expenses	1,415	1,353	4,311	4,068
Total benefits and expenses	3,911	3,691	11,925	10,960
Income from Continuing Operations
before Income Taxes	502	446	1,243	1,382
Income taxes (benefits):
Current	125	158	420	477
Deferred	14	(14)	(34)	(22)
Total taxes	139	144	386	455
Income from Continuing Operations	363	302	857	927
Income (loss) from Discontinued Operations, Net of Taxes	2	(4)	(5)	(4)
Net Income	$365	$298	$852	$923
Earnings Per Share - Basic:
Income from continuing operations	$1.30	$0.94	$3.01	$2.71
Income (loss) from discontinued operations	-	(0.01)	(0.02)	(0.01)
Net income	$1.30	$0.93	$2.99	$2.70
Earnings Per Share - Diluted:
Income from continuing operations	$1.28	$0.93	$2.95	$2.67
Income (loss) from discontinued operations	-	(0.01)	(0.01)	(0.01)
Net income	$1.28	$0.92	$2.94	$2.66
Dividends Declared Per Share	$0.010	$0.008	$0.028	$0.025

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets
(In millions, except per share amounts)	As of September 30,			As of December 31,
		2007		2006
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,655; $11,202)		$12,234		$11,955
Equity securities, at fair value (cost, $112; $112)		122		131
Mortgage loans		3,292		3,988
Policy loans		1,449		1,405
Real estate		48		117
Other long-term investments		527		418
Short-term investments		21		89
Total investments		17,693		18,103
Cash and cash equivalents		1,421		1,392
Accrued investment income		230		223
Premiums, accounts and notes receivable		1,603		1,459
Reinsurance recoverables		7,446		8,045
Deferred policy acquisition costs		787		707
Property and equipment		601		632
Deferred income taxes, net		942		926
Goodwill		1,774		1,736
Other assets, including other intangibles		524		611
Separate account assets		6,779		8,565
Total assets		$39,800		$42,399
Liabilities
Contractholder deposit funds		$8,754		$9,164
Future policy benefits		8,092		8,245
Unpaid claims and claim expenses		4,164		4,271
Health Care medical claims payable		1,011		960
Unearned premiums and fees		487		499
Total insurance and contractholder liabilities		22,508		23,139
Accounts payable, accrued expenses and other liabilities		4,468		4,602
Short-term debt		-		382
Long-term debt		1,793		1,294
Nonrecourse obligations		16		87
Separate account liabilities		6,779		8,565
Total liabilities		35,564		38,069
Contingencies — Note 15
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351; 160)		88		40
Additional paid-in capital		2,465		2,451
Net unrealized appreciation, fixed maturities	$114		$187
Net unrealized appreciation, equity securities	7		22
Net unrealized depreciation, derivatives	(26)		(15)
Net translation of foreign currencies	56		33
Postretirement benefits liability adjustment	(327)		(396)
Accumulated other comprehensive loss		(176)		(169)
Retained earnings		6,865		6,177
Less treasury stock, at cost		(5,006)		(4,169)
Total shareholders’ equity		4,236		4,330
Total liabilities and shareholders’ equity		$39,800		$42,399
Shareholders’ Equity Per Share		$15.17		$14.63

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
Three Months Ended September 30,	2007		2006
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, September 30		$88		$40
Additional Paid-In Capital, July 1		2,460		2,428
Effect of issuance of stock for employee benefit plans		5		12
Additional Paid-In Capital, September 30		2,465		2,440
Accumulated Other Comprehensive Loss, July 1		(257)		(682)
Net unrealized appreciation, fixed maturities	$51	51	$152	152
Net unrealized appreciation (depreciation), equity securities	(3)	(3)	4	4
Net unrealized appreciation on securities	48		156
Net unrealized appreciation (depreciation), derivatives	(1)	(1)	10	10
Net translation of foreign currencies	18	18	13	13
Postretirement benefits liability adjustment	16	16	-	-
Other comprehensive income	81		179
Accumulated Other Comprehensive Loss, September 30		(176)		(503)
Retained Earnings, July 1		6,513		5,686
Net income	365	365	298	298
Effects of issuance of stock for employee benefit plans		(10)		(7)
Common dividends declared		(3)		(3)
Retained Earnings, September 30		6,865		5,974
Treasury Stock, July 1		(4,795)		(2,778)
Repurchase of common stock		(236)		(931)
Other, primarily issuance of treasury stock for employee
benefit plans		25		15
Treasury Stock, September 30		(5,006)		(3,694)
Total Comprehensive Income and Shareholders’ Equity	$446	$4,236	$477	$4,257

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
Nine Months Ended September 30,	2007		2006
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, January 1		$40		$40
Effect of issuance of stock for stock split		48		-
Common Stock, September 30		88		40
Additional Paid-In Capital, January 1		2,451		2,385
Effect of issuance of stock for employee benefit plans		62		55
Effect of issuance of stock for stock split		(48)		-
Additional Paid-In Capital, September 30		2,465		2,440
Accumulated Other Comprehensive Loss, January 1
prior to implementation effect		(169)		(509)
Implementation effect of SFAS No.155 (see Note 2)		(12)		-
Accumulated Other Comprehensive Loss,
January 1 as adjusted		(181)		(509)
Net unrealized depreciation, fixed maturities	$(73)	(73)	$(10)	(10)
Net unrealized depreciation, equity securities	(3)	(3)	(1)	(1)
Net unrealized depreciation on securities	(76)		(11)
Net unrealized appreciation (depreciation), derivatives	(11)	(11)	1	1
Net translation of foreign currencies	23	23	25	25
Postretirement benefits liability adjustment	69	69	-	-
Minimum pension liability	-	-	(9)	(9)
Other comprehensive income	5		6
Accumulated Other Comprehensive Loss, September 30		(176)		(503)
Retained Earnings, January 1 prior to
implementation effects		6,177		5,162
Implementation effect of SFAS No. 155 (see Note 2)		12		-
Implementation effect of FIN 48 (see Note 2)		(29)		-
Retained Earnings, January 1 as adjusted		6,160		5,162
Net income	852	852	923	923
Effects of issuance of stock for employee benefit plans		(139)		(102)
Common dividends declared		(8)		(9)
Retained Earnings, September 30		6,865		5,974
Treasury Stock, January 1		(4,169)		(1,718)
Repurchase of common stock		(1,158)		(2,226)
Other, primarily issuance of treasury stock for employee
benefit plans		321		250
Treasury Stock, September 30		(5,006)		(3,694)
Total Comprehensive Income and Shareholders’ Equity	$857	$4,236	$929	$4,257

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows
(In millions)	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$852	$923
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5	4
Insurance liabilities	17	(283)
Reinsurance recoverables	59	81
Deferred policy acquisition costs	(79)	(45)
Premiums, accounts and notes receivable	(120)	98
Other assets	(125)	(17)
Accounts payable, accrued expenses and other liabilities	76	(236)
Current income taxes	54	214
Deferred income taxes	(34)	(22)
Realized investment gains	(37)	(198)
Depreciation and amortization	147	155
Gains on sales of businesses (excluding discontinued operations)	(36)	(48)
Mortgage loans originated and held for sale	(5)	(315)
Proceeds from sales of mortgage loans held for sale	1	99
Other, net	(9)	(30)
Net cash provided by operating activities	766	380
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	657	2,591
Equity securities	25	18
Mortgage loans	1,219	363
Other (primarily short-term and other long-term investments)	166	1,133
Investment maturities and repayments:
Fixed maturities	662	677
Mortgage loans	96	291
Investments purchased:
Fixed maturities	(1,711)	(2,172)
Equity securities	(13)	(42)
Mortgage loans	(608)	(908)
Other (primarily short-term and other long-term investments)	(311)	(515)
Property and equipment sales	74	1
Property and equipment purchases	(183)	(94)
Cash provided by investing activities of discontinued operations	65	32
Other acquisitions/dispositions, net cash used	(40)	(18)
Conversion of single premium annuity business	-	(45)
Other, net	(5)	-
Net cash provided by investing activities	93	1,312
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	370	396
Withdrawals and benefit payments from contractholder deposit funds	(397)	(512)
Change in cash overdraft position	36	12
Net proceeds on issuance of long-term debt	498	-
Repayment of long-term debt	(378)	(100)
Repurchase of common stock	(1,185)	(2,181)
Issuance of common stock	231	197
Common dividends paid	(8)	(9)
Net cash used in financing activities	(833)	(2,197)
Effect of foreign currency rate changes on cash and cash equivalents	3	4
Net increase (decrease) in cash and cash equivalents	29	(501)
Cash and cash equivalents, beginning of period	1,392	1,709
Cash and cash equivalents, end of period	$1,421	$1,208
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$327	$232
Interest paid	$83	$72

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and variable interest entities of which CIGNA is the primary beneficiary, which are referred to collectively as “the Company.”  Intercompany transactions and accounts have been eliminated in consolidation.  These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2006.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

All weighted average shares, per share amounts and references to stock compensation for all periods presented have been adjusted to reflect the three-for-one stock split effective June 4, 2007 (see Note 4).  Par value and treasury stock were not affected by the stock split and, as a result, the Company reclassified $48 million from additional paid-in capital to common stock to reflect the issuance of approximately 191 million in additional shares at par value.

Beginning in 2007, the Company reports the results of the run-off retirement business in Other Operations.  Prior periods have been restated to conform to this presentation.

Discontinued operations.  Summarized financial data for discontinued operations primarily represents:

•	a tax benefit recognized in the third quarter of 2007 associated with the disposition of Lovelace Health Systems, Inc. in 2003 as discussed in Note 12;
•	an impairment loss recorded in the second quarter of 2007 associated with the sale of the Chilean insurance operations as discussed in Note 3;
•	realized gains on the disposition of certain directly-owned real estate investments during the nine months ended September 30, 2007 and the third quarter of 2006 as discussed in Note 9; and
•	an impairment loss recorded in the third quarter of 2006 associated with the probable sale of the Brazilian life insurance operations as discussed in Note 3.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Income before income taxes	$-	$19	$25	$19
Income (taxes) benefits	2	(7)	(7)	(7)
Income from operations	2	12	18	12
Impairment losses, net of tax	-	(16)	(23)	(16)
Income (loss) from discontinued
operations, net of tax	$2	$(4)	$(5)	$(4)

Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

Variable interest entities.  During the first and second quarters of 2007, certain real estate joint ventures and the remaining entity that issues investment products liquidated their primary assets and liabilities.  As a result, as of September 30, 2007, the Company consolidated $5 million in assets and $5 million in liabilities as the primary beneficiary of one real estate joint venture and no longer consolidates any assets or liabilities related to collateralized loan obligations (CLO).  As of December 31, 2006, the Company consolidated $57 million in assets and $47 million in liabilities related to real estate joint ventures, and $55 million in assets and $26 million in liabilities related to CLO’s.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions.  Effective January 1, 2007, the Company implemented Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." This interpretation provides guidance for recognizing and measuring uncertain tax positions that are "more likely than not" to result in a benefit if challenged by the Internal Revenue Service (IRS).  The guidance clarifies that the amount of tax benefit recognized should be measured using management's best estimate based on the most favorable expected benefit with greater than fifty percent likelihood of being realized.  The interpretation also requires that interest expense and penalties be recognized for any reserved portion of an uncertain tax position beginning when the effect of that position is reported to tax authorities. The cumulative effect of implementing the interpretation for unrecognized tax benefits decreased opening retained earnings by $29 million.  See Note 12 for additional information.

Certain financial instruments.   Effective January 1, 2007, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. This standard clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. At adoption, the Company elected to fair value certain existing investments in preferred stock and debt securities with call or conversion features (hybrid securities) and future changes in the fair value of these investments will be reported in net income. As a result, the Company reclassified $12 million after-tax of unrealized appreciation from the opening balance of accumulated other comprehensive loss to retained earnings with no net change to total shareholders' equity. In addition, this standard may affect future income recognition for certain future financial instruments if the fair value election is used or if additional derivatives are identified because any changes in their fair values will be recognized in net income each period. See Note 9 for a review of instruments that the Company has elected to fair value.

Deferred acquisition costs.  Effective January 1, 2007, the Company implemented the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts."  The SOP requires that deferred acquisition costs be expensed in full when the original contract is substantially changed by election or amendment of an existing contract feature or by replacement with a new contract.  There were no material effects to the consolidated financial statements at implementation.  Although substantial contract changes are not expected to occur, the effect of this SOP in future periods may vary based on the nature and volume of any such contract changes.

Pension and other postretirement benefit plans.  In 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits Plans," requiring that the overfunded or underfunded status of all defined benefit postretirement plans be measured as the difference between the fair value of plan assets and the benefit obligation and recognized in the balance sheet.  Changes in actuarial gains and losses and prior service costs are required to be recognized in accumulated other comprehensive income (loss), net of tax, each period.  The Company implemented this standard effective December 31, 2006.  Liabilities for pension benefits and other postretirement benefits are recorded in accounts payable, accrued expenses and other liabilities on the Company’s balance sheet.  The implementation of SFAS No. 158 did not impact the Company's pension expense, funding requirements or financial covenants.  See Note 8 for further information on pension and other postretirement benefit plans.

Fair value measurements. In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to expand disclosures about fair value measurements and to clarify how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price).    Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income.  For fixed maturities and equity securities held for sale and derivatives that hedge future cash flows, changes in fair value will be reported in accumulated other comprehensive income (loss) for the period.  Although the Company’s evaluation of these new requirements continues, estimates of the fair values of the assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuity contracts issued by other insurance companies, including related retrocessional contracts from third parties, will be impacted by these new requirements.

The assumptions used to estimate the fair value of these contracts will be determined using a market-based view of an exit price rather than using historical market data and actual experience to establish the Company’s future expectations.  These assumptions include market returns and volatilities of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse and annuity election rates, retrocessional credit, and risk and profit charges. For many of these assumptions, there is limited or no observable market data so determining an exit price under SFAS No. 157 requires significant judgment. Based on current market conditions, changes in these assumptions are expected to have an adverse impact on the Run-off Reinsurance segment and the Company’s results of operations at implementation, which may be material. However, the impact on the Company’s financial condition at implementation is not expected to be material.  In addition, the Company’s results of operations related to this business are likely to be more volatile in future years as changes in the fair values of these assets and liabilities are recognized in net income each period.  The actual effect on the Company’s results of operations and financial condition will also depend on the market values of the underlying equity and bond mutual fund investments and interest rate levels at implementation.  The Company continues to evaluate these new requirements to determine whether their implementation will result in material changes to the fair value measurements of its assets and liabilities other than for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuity contracts issued by other insurance companies, including related retrocessional contracts from third parties.

Fair value option.  In 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose fair value measurement of many financial instruments with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument.  Implementation is required in the first quarter of 2008 with any changes in the measurement of existing financial instruments to be reported as an adjustment to the opening balance of retained earnings.  The Company is presently evaluating these new requirements to determine whether the fair value election will be used for various financial assets and liabilities at implementation or for financial assets and liabilities acquired subsequently.

Investment company audit guide. In 2007, the AICPA issued SOP 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" to explain when an entity should account for assets and liabilities at fair value with changes in fair value included in net income each period. The SOP also addresses when companies should retain this fair value accounting in their consolidated financial statements.  Although implementation is currently required as of January 1, 2008, the FASB has proposed an indefinite delay.  Changes in measurement for entities that are newly subject to fair value accounting will be reflected as an adjustment to the opening balance of retained earnings. Entities that should discontinue fair value accounting will be required to account for their investments under other applicable GAAP on a prospective basis. The Company is presently evaluating these new requirements to determine whether any changes to current accounting will result at implementation.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

Sagamore Health Network Acquisition. Effective August 1, 2007, the Company acquired Sagamore Health Network, Inc.  Sagamore is a preferred provider rental network with claims re-pricing, medical management, and utilization management capabilities.  It provides access to a preferred provider network consisting of 9,400 primary care physicians, 26,600 specialists, 1,100 ancillary providers, and 210 hospitals.  Sagamore serves health claims payer organizations, self-insured employers and third-party administrators primarily in Indiana.  Sagamore writes no direct health coverage. The results of Sagamore are included in the accompanying consolidated financial statements from the date of the acquisition.

Star-HRG Acquisition.  On July 11, 2006, the Company acquired the operating assets of Star-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families, for $156 million, including assumed liabilities.  The acquisition was accounted for as a purchase, and was financed through the issuance of a note payable to the seller for $151 million, of which $73 million was paid in 2006.  The results of Star-HRG are included in the accompanying consolidated financial statements from the date of the acquisition.

Sale of the Chilean Insurance Operations.  On August 10, 2007, the Company completed the sale of its Chilean insurance operations, which was classified as a discontinued operation in the second quarter of 2007.  The Company recognized an impairment loss in the second quarter of 2007 for this business of $23 million after-tax primarily relating to the write-off of unrecoverable tax assets and foreign currency translation losses.  As of December 31, 2006, the assets and liabilities of the Chilean insurance operations, which were held for sale, were reported in other assets and accounts payable, accrued expenses and other liabilities.

Sale of the Brazilian Life Insurance Operations.  During 2006, the Company entered into negotiations to sell its Brazilian life insurance business and classified this business as discontinued operations.  The Company recognized in the third quarter of 2006 an impairment loss with respect to this business of $16 million after-tax, primarily related to the write-off of unrecoverable foreign tax credits and foreign currency translation losses. The sale, which is subject to regulatory approvals, is expected to close by the end of 2007.

NOTE 4 – EARNINGS PER SHARE

On April 25, 2007, the Company's Board of Directors approved a three-for-one stock split (in the form of a stock dividend) of the Company's common shares.  The stock split was effective on June 4, 2007 for shareholders of record as of the close of business on May 21, 2007.  All weighted average shares, per share amounts and references to stock compensation data for all periods presented have been adjusted to reflect the effect of the stock split.

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2007
Income from continuing
operations	$363	-	$363
Shares (in thousands):
Weighted average	279,883	-	279,883
Options and restricted stock grants		4,579	4,579
Total shares	279,883	4,579	284,462
EPS	$1.30	$(0.02)	$1.28
2006
Income from continuing
operations	$302	-	$302
Shares (in thousands):
Weighted average	319,743	-	319,743
Options and restricted stock grants		4,961	4,961
Total shares	319,743	4,961	324,704
EPS	$0.94	$(0.01)	$0.93
Nine Months Ended September 30,
2007
Income from continuing
operations	$857	-	$857
Shares (in thousands):
Weighted average	284,917	-	284,917
Options and restricted stock grants		5,316	5,316
Total shares	284,917	5,316	290,233
EPS	$3.01	$(0.06)	$2.95
2006
Income from continuing
operations	$927	-	$927
Shares (in thousands):
Weighted average	341,789	-	341,789
Options and restricted stock grants		5,788	5,788
Total shares	341,789	5,788	347,577
EPS	$2.71	$(0.04)	$2.67

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company's common stock for the period.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Antidilutive options	1.6	5.4	1.6	4.5

The Company held 71,788,175 shares of common stock in Treasury as of September 30, 2007, and 57,460,553 shares as of September 30, 2006.  Treasury shares were not affected by the stock split.

NOTE 5 – HEALTH CARE MEDICAL CLAIMS PAYABLE

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

	September 30,	December 31,
(In millions)	2007	2006
Incurred but not yet reported	$832	$820
Reported claims in process	133	95
Other medical expense payable	46	45
Medical claims payable	$1,011	$960

Activity in medical claims payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2007	2006
Balance at January 1,	$960	$1,165
Less: Reinsurance and other
amounts recoverable	250	342
Balance at January 1, net	710	823
Incurred claims related to:
Current year	5,189	6,284
Prior years	(82)	(173)
Total incurred	5,107	6,111
Paid claims related to:
Current year	4,471	5,615
Prior years	582	609
Total paid	5,053	6,224
Ending Balance, net	764	710
Add: Reinsurance and other
amounts recoverable	247	250
Ending Balance	$1,011	$960

Reinsurance and other amounts recoverable reflect amounts due from policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.

For the nine months ended September 30, 2007, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $82 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2006. Actual completion factors resulted in a reduction in medical claims payable of $45 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $37 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. The favorable impact in 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to 2006.  This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to 2007.

For the year ended December 31, 2006, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $173 million, or 2.6% of the current year incurred claims as reported for the year ended December 31, 2005. The favorable impact in 2006 is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

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

The corresponding impact of favorable prior year development on net income was $10 million for the nine months ended September 30, 2007 and $54 million for the year ended December 31, 2006, or 0.2% in 2007 and 0.8% in 2006 of the current year incurred claims as reported for the years ended December 31, 2006 and 2005, respectively.   The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's net income recognized for the following reasons:

First, due to the nature of the Company's retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect net income.  An increase or decrease to medical claims payable on accounts in deficit, in effect, accrue to the Company and directly impact net income.  An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received.  Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company’s net income.   An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

Second, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions.  As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase deemed appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on net income.

The determination of liabilities for Health Care medical claims payable requires the Company to make critical accounting estimates.  See Note 2(O) in the Company’s 2006 Annual Report to Shareholders for additional information.

NOTE 6 – GUARANTEED MINIMUM DEATH BENEFIT CONTRACTS

The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies.  These variable annuities are essentially investments in mutual funds combined with a death benefit.  The Company has equity and other market exposures as a result of this product.

The determination of liabilities for guaranteed minimum death benefits requires the Company to make critical accounting estimates.  The Company regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company had future policy benefit reserves for guaranteed minimum death benefit contracts of $827 million as of September 30, 2007, and $862 million as of December 31, 2006.

The following list provides information about the Company’s reserving methodology and assumptions for guaranteed minimum death benefits as of September 30, 2007:

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

•	The mean investment performance assumption is 5% considering the Company’s program to reduce equity market exposures using futures contracts. In addition, the results of futures contracts are reflected in the liability calculation as a component of investment returns.
•	The volatility assumption is 15-30%, varying by equity fund type; 3-8%, varying by bond fund type; and 1% for money market funds.
•	The discount rate is 5.75%.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.

As of September 30, 2007, the aggregate fair value of the underlying mutual fund investments was $32.6 billion.  The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 790,000 contractholders had died on that date) was $4.0 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

The notional amount of futures contract positions held by the Company at September 30, 2007 was $585 million.  The Company recorded in other revenues pre-tax losses of $11 million for the third quarter and $46 million for the nine months ended September 30, 2007, compared with pre-tax losses of $32 million for the third quarter and $56 million for the nine months ended September 30, 2006 from futures contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 7 of the Company’s 2006 Annual Report to Shareholders.

NOTE 7 – REINSURANCE

In the normal course of business, the Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance.  Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses.  Reinsurance does not relieve the originating insurer of liability. The Company evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.

Retirement benefits business.  The Company had a reinsurance recoverable of $2.1 billion as of September 30, 2007, and $2.5 billion as of December 31, 2006 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer.  This recoverable is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. The Company had a reinsurance recoverable of $4.7 billion at September 30, 2007 and $4.8 billion at December 31, 2006, from The Lincoln National Life Insurance Company that resulted from the 1998 sale of the Company’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

Unicover and other run-off reinsurance.  The Company’s Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the United States and London markets. This included participation in a workers’ compensation reinsurance pool formerly managed by Unicover Managers, Inc.

The Company purchased extensive retrocessional reinsurance for the Unicover contracts (through the pool) and also purchased retrocessional coverage for its other workers compensation and personal accident assumed risks.  Although the Company is involved in a retrocessional enforcement arbitration, other disputes concerning the retrocessional contracts have been resolved.  See Note 15 “Litigation and Other Legal Matters” for more information regarding these disputes.

The Company’s payment obligations under these contracts are based on ceding companies’ claim payments relating to accidents and injuries.  These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and ultimate collection from retrocessionaires may not be known with certainty for some time.

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of September 30, 2007, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Other reinsurance.  The Company could have losses if reinsurers fail to indemnify the Company on other reinsurance arrangements, either because of reinsurer insolvencies or contract disputes.  However, management does not expect charges for other unrecoverable reinsurance to have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Effects of reinsurance.  In the Company’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Ceded premiums and fees
Individual life insurance
and annuity business sold	$52	$59	$166	$187
Other	55	57	170	155
Total	$107	$116	$336	$342
Reinsurance recoveries
Individual life insurance
and annuity business sold	$84	$85	$242	$238
Other	40	60	96	105
Total	$124	$145	$338	$343

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension and other postretirement benefits liability.

For the nine months ended September 30, 2007, the Company’s postretirement benefits liability adjustment decreased by $106 million pre-tax ($69 million after-tax) resulting in an increase to shareholders’ equity.  The decrease in the liability was primarily due to net amortization of actuarial losses, the annual update of census data, favorable medical claim experience, and lower than expected election rates in the Company’s postretirement medical plan.

Through the nine months ended September 30, 2006, the Company’s minimum pension liability increased by $13 million pre-tax ($9 million after-tax) resulting in a decrease to shareholders’ equity. This increase in the liability was primarily due to an update of plan census data.

Pension benefits.  Components of net pension cost were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Service cost	$18	$18	$55	$53
Interest cost	58	56	173	167
Expected return on plan assets	(53)	(52)	(157)	(156)
Amortization of:
Net loss from past experience	30	38	89	114
Prior service cost	-	-	(1)	-
Net pension cost	$53	$60	$159	$178

The Company funds its qualified pension plans by at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).

The Company does not expect to make, nor is required to make contributions to its primary qualified domestic pension plan in 2007.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Service cost	$-	$1	$1	$2
Interest cost	6	7	18	19
Expected return on plan assets	-	-	(1)	(1)
Amortization of:
Net gain from past experience	(2)	(1)	(5)	(2)
Prior service cost	(4)	(5)	(12)	(13)
Net other postretirement
benefit cost	$-	$2	$1	$5

NOTE 9 – INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Fixed maturities	$(9)	$(18)	$(17)	$(32)
Equity securities	-	(1)	11	(6)
Mortgage loans	7	(1)	6	(7)
Real estate	1	-	1	-
Other investments,
including derivatives	28	68	36	243
Realized investment gains
from continuing operations,
before income taxes	27	48	37	198
Less income taxes	10	14	13	67
Realized investment gains
from continuing operations	17	34	24	131
Realized investment gains
from discontinued operations
before income taxes	-	19	25	19
Less income taxes	-	7	9	7
Realized investment gains
from discontinued operations	-	12	16	12
Net realized investment
gains	$17	$46	$40	$143

For the third quarter ended September 30, 2007, realized investment results from continuing operations, compared with the same period in 2006, reflect lower gains in other investments from sales of equity interests in real estate limited liability entities, partially offset by lower losses on sales of fixed maturities.

For the nine months ended September 30, 2007, realized investment results from continuing operations, compared with the same period in 2006, reflect lower gains in other investments from sales of equity interests in real estate limited liability entities, partially offset by lower impairments of fixed maturities and equity securities.

For all periods noted in the above table, realized investment results from discontinued operations reflect gains on the sales of directly-owned real estate properties held for the production of investment income.  Proceeds on these sales have been separately disclosed in the Company’s Consolidated Statement of Cash Flows.

Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equities on the Company’s balance sheet.   These securities are carried at fair value with changes in fair value reported in other revenues for trading securities and in realized investment gains for hybrid securities, beginning after the implementation of SFAS No. 155 on January 1, 2007.

	As of	As of
(In millions)	September 30, 2007	December 31, 2006
Included in fixed maturities:
Trading securities	$23	$27
Hybrid securities	12	10
Total	$35	$37

Included in equity securities:
Hybrid securities	$98	$105

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Proceeds from sales	$297	$847	$682	$2,609
Gross gains from sales	$1	$5	$20	$32
Gross losses from sales	$(6)	$(22)	$(9)	$(55)

Review of Declines in Fair Value.  Management regularly reviews available-for-sale fixed maturities and equity securities (excluding trading and hybrid securities) for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	ability and intent to hold until recovery.

As of September 30, 2007, fixed maturities (primarily investment grade corporate bonds) with a decline in fair value from cost were as follows, including the length of time of such decline:

		Amortized	Unrealized
(In millions)	Fair Value	Cost	Depreciation
Fixed Maturities:
One year or less:
Investment grade	$2,547	$2,615	$(68)
Below investment grade	$155	$158	$(3)
More than one year:
Investment grade	$1,438	$1,482	$(44)
Below investment grade	$37	$38	$(1)

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in interest rates since purchase.  There were no equity securities with a significant decline in fair value from cost as of September 30, 2007.

The Company recorded pre-tax impairments in fixed maturities of $8 million for the third quarter and $17 million for the nine months ended September 30, 2007, compared with $1 million in the third quarter and $28 million for the nine months ended September 30, 2006.

Mortgage Loans

In connection with the Company’s investment strategy to enhance investment yields by selling senior participations, mortgage loans include loans that were originated with the intent to sell of $77 million as of September 30, 2007 and $124 million as of December 31, 2006.

Other Long-term Investments

As of September 30, 2007, the Company had commitments to contribute:

•	$240 million to limited liability entities that hold either real estate or loans to real estate entities; and
•	$224 million to entities that hold securities.

NOTE 10 – DEBT

	September 30,	December 31,
(In millions)	2007	2006
Short-term:
Current maturities of long-term debt	$-	$376
Short-term note payable	-	6
Total short-term debt	$-	$382
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	250
Other	17	18
Total long-term debt	$1,793	$1,294

Under a universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in 2006, the Company issued the following securities in March 2007:

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

The Company may redeem the Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or
•
the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 15 basis points with respect to the 5.375% Notes and 25 basis points with respect to the 6.150% Notes.

In addition, the Company has $500 million remaining under an effective shelf registration statement filed with the SEC, which may be issued as debt securities, equity securities or both.  Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether the Company should issue new securities.  There are no outstanding issuances under this registration statement as of September 30, 2007.

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of September 30, 2007.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for certain annuities.

Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Three Months Ended September 30,
2007
Net unrealized appreciation, securities:
Net unrealized appreciation on securities
arising during the year	$90	$(33)	$57
Plus: reclassification adjustment for
losses included in net income	9	(3)	6
Reclassification due to sale of
discontinued operations	(23)	8	(15)
Net unrealized appreciation, securities	$76	$(28)	$48
Net unrealized depreciation,
derivatives	$(2)	$1	$(1)
Net translation of foreign
currencies:
Net translation of foreign currencies
arising during the year	$20	$(7)	$13
Reclassification due to sale of
discontinued operations	8	(3)	5
Net translation of foreign
currencies	$28	$(10)	$18
Postretirement benefits liability
adjustment:
Net change due to valuation update	$-	$-	$-
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	24	(8)	16
Net postretirement benefits liability
adjustment	$24	$(8)	$16
2006
Net unrealized appreciation, securities:
Net unrealized appreciation on securities
arising during the year	$218	$(75)	$143
Plus: reclassification adjustment for losses
included in net income	19	(6)	13
Net unrealized appreciation, securities	$237	$(81)	$156
Net unrealized appreciation,
derivatives	$16	$(6)	$10
Net translation of foreign
currencies	$21	$(8)	$13

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Nine Months Ended September 30,
2007
Net unrealized depreciation, securities:
Implementation effect of
SFAS No. 155	$(18)	$6	$(12)
Net unrealized depreciation on
securities arising during the year	(99)	34	(65)
Reclassification due to sale of
discontinued operations	(23)	8	(15)
Plus: reclassification adjustment for
losses included in net income	6	(2)	$4
Net unrealized depreciation, securities	$(134)	$46	$(88)
Net unrealized depreciation,
derivatives	$(17)	$6	$(11)
Net translation of foreign
currencies:
Net translation of foreign currencies
arising during the year	$27	$(9)	$18
Reclassification due to sale of
discontinued operations	8	(3)	5
Net translation of foreign
currencies	$35	$(12)	$23
Postretirement benefits liability
adjustment:
Net change due to valuation update	$35	$(12)	$23
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	71	(25)	$46
Net postretirement benefits liability
adjustment	$106	$(37)	$69
2006
Net unrealized depreciation, securities:
Net unrealized depreciation on
securities arising during the year	$(57)	$21	$(36)
Plus: reclassification adjustment for
losses included in net income	38	(13)	25
Net unrealized depreciation, securities	$(19)	$8	$(11)
Net unrealized appreciation,
derivatives	$1	$-	$1
Net translation of foreign
currencies	$39	$(14)	$25
Minimum pension liability
adjustment	$(13)	$4	$(9)

NOTE 12 – INCOME TAXES

As discussed in Note 2, the Company implemented FIN 48 as of January 1, 2007.  As a result, total unrecognized tax benefits at January 1, 2007 were $245 million, including $108 million that would impact net income if recognized.  At September 30,

2007, total unrecognized tax benefits increased to $270 million, including $116 million that would impact net income if recognized. For the nine months ended September 30, 2007, the increase in total unrecognized tax benefits was $25 million, of which $8 million increased the effective tax rate and thereby decreased net income.

The Company classifies net interest expense on uncertain tax positions and any applicable penalties as a component of income tax expense in Corporate, but excludes these amounts from the disclosed FIN 48 liability.  At January 1, 2007, the Company had $11 million of accrued interest and accrued an additional $2 million through September 30, 2007, which was net of an $8 million benefit associated with the completion of an IRS examination.

During the third quarter of 2007, the IRS completed its examination of the Company’s 2003 and 2004 tax years.  As a result, the Company recorded net income of $25 million, primarily attributable to the recognition of previously unrecognized tax benefits, of which:

•	$23 million is reflected in continuing operations; and
•	$2 million is associated with the disposition of Lovelace Health Systems, Inc. in 2003, and is reflected in discontinued operations.

Management does not expect a significant change in the level of unrecognized tax benefits over the next 12 months.  Although the IRS recently completed its examination of the 2003 and 2004 tax years, there are two issues that remain in dispute and will proceed to the appeals level.  Due to the nature of the appeals process, the timing of the resolution of these matters is uncertain.

Review of the 2005 and 2006 tax years will commence later in 2007 and is expected to be completed by mid-2009.  The Company conducts business in numerous state and foreign jurisdictions, and may be engaged in various audit proceedings at any given time.  Generally, no further state or foreign audit activity for years prior to 2001 is expected.

NOTE 13 – STOCK COMPENSATION

All weighted average shares, per share amounts and references to stock compensation data for all periods presented have been adjusted to reflect the three-for-one stock split.  See Note 4 for more information.  Compensation cost and related tax benefits for stock options, restricted stock and deferred stock units were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Compensation cost	$8	$10	$28	$33
Tax benefits	$3	$4	$10	$12

Stock options granted and the average fair value at the date of grant were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Options in thousands)	2007	2006	2007	2006
Options granted	3	50	1,635	1,643
Weighted average fair
value of options granted	$16.51	$12.67	$16.03	$14.57

The Company calculated the average fair value using the Black-Scholes option pricing model.  The following assumptions were used:

	As of September 30,
	2007	2006
Dividend yield	0.1%	0.1%
Expected volatility	35.0%	35.0%
Risk-free interest rate	4.7%	4.6%
Expected option life	4 years	4.5 years

The expected volatility reflects the Company’s past daily stock price volatility. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining maturities of traded options are less than one year.  In 2007, the expected option life reflects the Company’s historical experience excluding activity related to options granted under a replacement option feature.  Prior to 2007, the Company developed the expected option life by considering certain factors, including assumptions used by other companies with comparable stock option plan features and the Company’s cancellation of a replacement option feature in June 2004.

Restricted stock granted and the average fair value at the date of grant were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Grants in thousands)	2007	2006	2007	2006
Restricted stock granted	18	38	683	630
Weighted average fair value	$51.45	$35.05	$47.12	$40.41

NOTE 14 – SEGMENT INFORMATION

The Company’s operating segments generally reflect groups of related products, except for the International segment, which is generally based on geography.  In accordance with accounting principles generally accepted in the United States of America, operating segments that do not require separate disclosure are combined.  The Company measures the financial results of its segments using “segment earnings (loss)” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses.

Beginning in 2007, the Company reports the results of the run-off retirement business in Other Operations.  Prior periods have been restated to conform to this presentation.

Summarized segment financial information was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Premiums and fees and other revenues
Health Care	$2,983	$2,815	$9,028	$8,288
Disability and Life	643	566	1,868	1,691
International	455	388	1,307	1,118
Run-off Reinsurance	(10)	(16)	(17)	(7)
Other Operations	49	52	145	167
Corporate	(15)	(12)	(40)	(37)
Total	$4,105	$3,793	$12,291	$11,220
Income (loss) from continuing operations
Health Care	$173	$177	$509	$492
Disability and Life	69	58	197	180
International	49	31	131	104
Run-off Reinsurance	39	(6)	(21)	(22)
Other Operations	35	30	85	81
Corporate	(19)	(22)	(68)	(39)
Segment earnings	346	268	833	796
Realized investment gains,
net of taxes	17	34	24	131
Income from
continuing operations	$363	$302	$857	$927

NOTE 15 – CONTINGENCIES AND OTHER MATTERS

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Financial Guarantees Primarily Associated with the Sold Retirement Benefits Business

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. The Company records separate account liabilities equal to separate account assets.  In certain cases, the Company guarantees a minimum level of benefits for retirement and insurance contracts, primarily associated with the sold retirement benefits business (which was sold in April 2004), written in separate accounts.  The Company establishes an additional liability if management believes that the Company will be required to make a payment under these guarantees.

Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2007, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.9 billion as of September 30, 2007.  As of September 30, 2007, 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. There were no additional liabilities required for these guarantees as of September 30, 2007.

Other Financial Guarantees

Guaranteed minimum income benefit contracts.  The Company's reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. When annuitants elect to receive these minimum income benefits, the Company may be required to make payments based on changes in underlying mutual fund values and interest rates.

The Company estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse, annuity election rates, and retrocessional credit risk.

Annuitants have only recently been able to elect to receive these minimum income benefits due to the expiration of a contractual waiting period.  The Company has been monitoring annuity election rate experience and, during the second quarter of 2007, increased its assumption related to annuity election rates resulting in a charge (net of reinsurance) of $75 million pre-tax.  Also during the second quarter of 2007, the Company completed a review of lapse experience for these contracts.  As a result of the review, the Company decreased its lapse assumption resulting in a charge (net of reinsurance) of $11 million pre-tax; because fewer annuitants are expected to lapse coverage, the Company's expected claims increase.  In combination, the Company recognized in the second quarter of 2007 a total charge of $56 million after-tax ($86 million pre-tax) for these changes in long-term assumptions.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by monitoring actual experience as it emerges over time and may change its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

The following provides information about the assumptions used in calculating the assets and liabilities for guaranteed minimum income benefits:

•
These liabilities represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received.  Included in net amounts expected to be paid is the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization.  The assets associated with these contracts represent receivables in connection with reinsurance that the Company has purchased from third parties (see below).

•	The market return assumption is 8-11% varying by equity fund type; 6-7% varying by bond fund type; and 5-6% for money market funds.
•	The volatility assumption is 14-23% varying by equity fund type; 5-7% varying by bond fund type; and 2-3% for money market funds.
•	The discount rate is 5.75%.

•
The projected interest rate used to calculate the reinsured income benefits at the time of annuitization varies by economic scenario, reflects interest rates as of the valuation date, and has a long-term mean rate of 5-6% and a standard deviation of 12-13%.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•
The lapse rate assumption varies by contract from 2% to 17% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying variable annuity contracts.

The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, and the differing experience by issuing company of the underlying variable annuity contracts. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract ranges from 0% to 80%. For the second opportunity to elect the benefit, the assumed probability of election ranges from 0% to 45%. For each subsequent opportunity to elect the benefit, the assumed probability of election ranges from 0% to 25%. With respect to the second and subsequent election opportunities, actual experience data is just beginning to emerge and management’s estimates are based on this limited data.

As of September 30, 2007, the Company had net liabilities of $300 million related to these contracts and net amounts recoverable from reinsurers of $182 million (including a net $21 million recoverable due for amounts that have already been paid by the Company).  The Company had an additional liability of $27 million associated with the cost of reinsurance as of September 30, 2007.  As of December 31, 2006, the Company had net liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $46 million (net of $2 million payable for cash that has already been received by the Company).  The Company had an additional liability of $47 million associated with the cost of reinsurance as of December 31, 2006. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits.  Under these guarantees, the future payment amounts are dependent on equity and bond market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2007 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2007 value of $2.9 billion, with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $654 million before reinsurance recoveries.  The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.  The Company has retrocessional reinsurance from third parties in place which covers 55% of the exposures on these contracts.

Certain other guarantees.  The Company had indemnification obligations to lenders of up to $255 million as of September 30, 2007 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the fourth quarter of 2007 through 2017.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2007.

As of September 30, 2007, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  The Company had no additional liabilities for these guarantees as of September 30, 2007.

The Company had indemnification obligations as of September 30, 2007 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of September 30, 2007.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Concentration of Risk

South Korea represents the single largest geographic market for the Company's international businesses.  South Korea generated 32% of International’s revenues for the third quarter and nine months ended September 30, 2007.  South Korea generated 39% of International’s segment earnings for the third quarter and 44% for the nine months ended September 30, 2007.  The Company’s international business in South Korea would be vulnerable to adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on the Company's consolidated results.

Regulatory and Industry Developments

Employee benefits regulation.  The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts.  Regulation and judicial decisions have resulted in changes to industry and the Company’s business practices and will continue to do so in the future.  In addition, the Company's subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both.  Health care regulation in its various forms could have an adverse effect on the Company's health care operations if it inhibits the Company's ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;

•
changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company's health care products and services, and pension legislation, which could increase pension cost;

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

Litigation and Other Legal Matters

Managed care litigation. In 2004, a Florida federal court handling multi-district health care litigation against the Company and several health care industry competitors approved a settlement agreement between the physician class and the Company.  A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration.  Separately, in April 2005, the court approved a settlement between the Company and the remaining plaintiffs, a class of non-physician health care professionals.  In the fourth quarter of 2006, the Company received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation.  In the first quarter of 2007, the Company received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation.  The Company is pursuing recovery from one additional insurer.

Broker compensation.  Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of the Company's subsidiaries were included in one such lawsuit brought by the Insurance Commissioner of the State of California seeking injunctive relief against these contingent compensation practices.  On July 9, 2007, the parties to this lawsuit entered into a nonmonetary settlement in which some of the Company’s subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.  The Company is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney.  On June 6, 2007, the Company received a letter from the San Diego District Attorney, detailing its potential claims and penalties against the Company's subsidiaries, and outlining potential civil litigation.  The Company denies the allegations and will vigorously defend itself in the event of litigation.  In addition, the Company provided information about another broker to the U.S. Department of Labor.  The Company is cooperating with the inquiries and investigations.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of the Company’s subsidiaries, asserting that contingent commissions are unlawful.  These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey.   On April 5, 2007, the court granted the defendants’ motion and dismissed all of the federal antitrust, RICO and state law claims, leaving only certain ERISA fiduciary claims.  The court permitted plaintiffs to file an amended complaint, which plaintiffs did on May 22, 2007.  The defendants filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims.  On August 31, 2007, the court granted the defendants’ motion to dismiss the federal antitrust claims.  On September 28, 2007, the court granted the defendants’ motion to dismiss plaintiffs’ RICO claims.  The court has not yet ruled on plaintiffs’ ERISA and state law claims.  Discovery is stayed until the court reaches a decision whether plaintiffs may proceed.  The Company denies the allegations and will vigorously defend itself in these cases.

Amara cash balance pension plan litigation. Plaintiffs representing the Company’s Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against the Company and the Company’s Pension Plan in December 2001.  The plaintiffs allege various ERISA violations including among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  A non-jury trial began on September 11-15, 2006.  Due to the court’s schedule, the proceedings were adjourned and then the trial was completed on January 25, 2007.  Post-trial briefing is now complete and closing oral argument was heard August 23, 2007.

Run-off reinsurance litigation. In connection with the Company’s run-off reinsurance operations described in Note 7 to the Consolidated Financial Statements, the Company purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business.  The Company is involved in one retrocessional enforcement arbitration.  Other disputes concerning retrocessional contracts have been substantially resolved or settled.  However, the Company bears the risk of loss if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS examinations, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs.  An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages.  The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur.  The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.  Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect the Company.  Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2007”).  Actual results may differ from the Company’s predictions.  Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 51.  The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing.  Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of September 30, 2007, compared with December 31, 2006, and its results of operations for the third quarter and nine months ended September 30, 2007, compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s 2006 Annual Report to Shareholders and Form 10-K, to which the reader is directed for additional information.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

OVERVIEW

The Company constitutes one of the largest investor-owned health care and related benefits organizations in the United States. Key product lines, offered through the workplace, include medical coverages and related specialty health care products and services such as pharmacy, behavioral health, dental benefits, and disease management; group disability, life and accident insurance; and disability and workers’ compensation case management and related services.  In addition, the Company has an international operation that offers life, accident and supplemental health insurance products and international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a run-off reinsurance operation.

The Company’s results are influenced by a range of economic and other factors, including:

•	cost trends and inflation levels for medical and related services;
•	patterns of utilization of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment;
•	interest rates, equity market returns and foreign currency fluctuations;

•	regulations and tax rules related to the provision and administration of employee benefit plans; and
•	initiatives to increase health care regulation.

The Company generates revenues, net income and cash flow from operations by maintaining and growing its relationships with employers and consumers, charging prices that reflect emerging experience and investing available cash at attractive rates of return for appropriate durations.  The Company’s ability to increase operating results in terms of growth in revenues, net income and operating cash flow is directly related to its ability to execute plans that address broad economic factors as well as company-specific drivers.

Key company-specific drivers affecting the Company’s results include:

•	competitiveness of the Company’s product design and service quality;
•	the ability to price products and services competitively at levels that appropriately account for underlying cost inflation and utilization patterns;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the absolute level of and trends in benefit costs;
•
the ability to execute on key technology initiatives, particularly those related to enhancing and developing consumer-directed health plan products and the related service model, and successfully managing outsourcing arrangements with vendors, including International Business Machines Corporation (IBM) (see “Contractual Obligations” on page 50 in the Company’s 2006 Annual Report to Shareholders); and

•	the relationship between other operating expenses and revenue.

The Company regularly monitors trends in the above mentioned economic and other factors and the company-specific drivers of operating results.  The Company develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets it serves.  The Company’s ability to achieve its financial objectives is dependent upon its ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

The Company is focused on continuing to improve the performance of and profitably grow the health care operations; as well as continuing to profitably grow the disability and life insurance and international businesses; and managing the risks associated with the run-off reinsurance operations.  In the health care operations, the Company  has initiatives in place to:

(1) offer products that meet emerging consumer and market trends;
(2) strengthen underwriting and pricing effectiveness;
(3) improve medical membership results and medical cost trends;
(4) deliver quality member and provider service;
(5) maintain and upgrade information technology systems; and
(6) reduce other operating expenses (see pages 37-39 for further discussion).

The Company believes that the health care business model is evolving to one that focuses more directly on the role of the health care consumer.  The consumer-directed environment presents particular challenges by requiring a more complex service model and products specifically designed to meet the emerging market needs.  In order to meet the emerging market challenges, the Company is investing in product development, service, technology, educational resources and customer support tools to assist consumers in making more informed choices regarding their health care and to achieve better health outcomes.  This investment and any execution of related initiatives are critical to respond to increasing consumer demands.  The Company believes that its investments in these areas will position it more effectively to meet this emerging market need.

The Company’s disability and life insurance operations continue to focus on profitable growth in the disability business in both middle market and national accounts.  The international business is focused on profitable growth particularly in the life, accident and supplemental health insurance and international health care benefits businesses.

In the run-off reinsurance operations, the Company maintains a program to reduce the equity market risk associated with its guaranteed minimum death benefit reinsurance exposures.  The Company is also pursuing the resolution of disputes associated with workers’ compensation and other reinsurance contracts through audits of claims from assumed business and managing collections from retrocessionaires, including issues relating to contract terms and coverage (see page 42 for further discussion).

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$3,744	$3,433	$11,209	$10,070
Net investment income	281	296	840	924
Other revenues	361	360	1,082	1,150
Realized investment
gains	27	48	37	198
Total revenues	4,413	4,137	13,168	12,342
Benefits and expenses	3,911	3,691	11,925	10,960
Income from continuing
operations before taxes	502	446	1,243	1,382
Income taxes	139	144	386	455
Income from continuing
operations	363	302	857	927
Income (loss) from discontinued
operations, net of taxes	2	(4)	(5)	(4)
Net income	$365	$298	$852	$923
Realized investment gains,
net of taxes	$17	$34	$24	$131

The Company’s income from continuing operations for the third quarter and nine months ended September 30, 2007 includes the special items noted in the table on page 29.

Excluding the special items, income from continuing operations increased for the third quarter of 2007, compared with the same period of 2006, reflecting:

•	higher results in the Run-off Reinsurance business (see page 41); and
•	higher earnings in the Disability and Life (see page 39) and International segments (see page 40).

Excluding the special items, income from continuing operations decreased for the nine months ended September 30, 2007, compared with the same period of 2006, reflecting:

•	lower realized gains from the sales of investments (see Note 9 to the Consolidated Financial Statements); and
•	lower net investment income primarily due to lower yields and the impact of share repurchase activity (see page 43).

These factors were partially offset by higher earnings in the Healthcare (see page 35), Disability and Life (see page 39), International (see page 40) and Run-off Reinsurance (see page 41) segments.

Premiums and fees for the third quarter and nine months ended September 30, 2007, compared with the third quarter and nine months ended September 30, 2006, reflect:

•	higher premiums and fees in the Health Care segment (see page 36) primarily due to medical membership growth, rate increases and increased specialty revenue; and
•	higher premiums and fees in the Disability and Life segment (see page 39) and in the International segment (see page 40) due to business growth and strong customer retention.

Excluding the special items noted below, benefits and expenses for the third quarter and nine months ended September 30, 2007, compared with the third quarter and nine months ended September 30, 2006, reflect:

•	higher medical claims expense in the Health Care segment reflecting membership growth and the impact of medical cost trend (see page 38); and
•	higher benefits expense in the International segment due to overall business growth, as well as higher loss ratios in the expatriate employee benefits business.

Special Items

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and  income from continuing operations, the Company identifies special items, which management believes are not representative of the underlying results of operations.

SPECIAL ITEMS	Pre-tax	After-tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
Three Months Ended September 30, 2007
Completion of IRS examination (see page 32)	$23	$23
Nine Months Ended September 30, 2007
Completion of IRS examination (see page 32)	$23	$23
Reserve charge on guaranteed
minimum income benefit contracts
(see page 30)	(86)	(56)
Total	$(63)	$(33)

There were no special items identified for the third quarter or nine months ended September 30, 2006.

Outlook for 2007 and 2008

The Company expects full year 2007 income from continuing operations, excluding realized investment results and special items, to be higher than the 2006 amount. These amounts include favorable prior year claim development of $10 million after-tax through the nine months ended September 30, 2007 and $54 million after-tax for 2006.  Excluding the impact of favorable prior year claim development, the Company expects full year 2007 income from continuing operations, excluding realized investment results and special items, to be higher than 2006 primarily due to higher earnings in the health care operations, the disability and life insurance and international businesses and the Run-off Reinsurance operations, partially offset by higher losses in Corporate.  Corporate losses are expected to be higher due to the absence of favorable expense and tax items that occurred in 2006 and higher net interest expense in 2007 due in part to debt issuance.  The Company’s outlook is subject to the factors cited in the Cautionary Statement on page 51.

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

The Company expects 2008 income from continuing operations, excluding realized investment results and special items, to be higher than the comparable 2007 amount, which includes $10 million after-tax from favorable prior year claim development.  Excluding the favorable prior year claim development in 2007, the Company expects full year 2008 income from continuing operations excluding realized investment results and special items, to be higher than 2007 primarily due to earnings growth in the Health Care, Disability and Life and International segments.

As discussed above, information is not available for management to reasonably estimate future realized investment gains or losses, or to identify or reasonably estimate future special items in 2008. However, management has identified the implementation effect of adopting Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," as a potential special item in 2008. See Note 2 to the Consolidated Financial Statements for additional information.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the consolidated financial statements.  Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been selected could have a material impact on the Company’s consolidated results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors.

The Company’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the Company’s 2006 Annual Report to Shareholders beginning on page 29 and are as follows:

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

The Company regularly evaluates items that may impact critical accounting estimates.  During the second quarter of 2007, the Company updated annuity election rate and lapse assumptions related to the guaranteed minimum income benefit product.  Accordingly, the related sensitivities around these assumptions have been updated as discussed below.

Accounts Payable, Accrued Expenses and Other Liabilities, and Other Assets – Guaranteed Minimum Income Benefits. The Company regularly evaluates each of the assumptions used in establishing the assets and liabilities related to guaranteed minimum income benefit contracts.  Annuitants have only recently been able to elect to receive these minimum income benefits due to the expiration of a contractual waiting period.  The Company has been monitoring annuity election rate experience and, during the second quarter of 2007, increased its assumption related to annuity election rates resulting in a charge (net of reinsurance) of $75 million pre-tax.  Also during the second quarter of 2007, the Company completed a review of lapse experience for these contracts.  As a result of the review, the Company decreased its lapse assumption resulting in a charge (net of reinsurance) of $11 million pre-tax; because fewer annuitants are expected to lapse coverage, the Company’s expected claims increase.  In combination, the Company recognized in the second quarter of 2007 a total charge of $56 million after-tax ($86 million pre-tax) for these changes in the long-term assumptions.   This charge is reflected as a special item (see page 29). For additional information related to guaranteed minimum income benefit contracts, see Note 15 to the Consolidated Financial Statements.

As a result of these changes in assumptions, the Company has updated the “Effect if Different Assumptions Used” section of Critical Accounting Estimates as described on page 33 of the Company’s 2006 Annual Report to Shareholders as follows:

If a 10% unfavorable change were to occur for the following assumptions for guaranteed minimum income benefits, the approximate after-tax decrease in the Company’s net income would be:

•	Mortality - $1 million
•	Market Returns - $10 million
•	Volatility - $5 million
•	Lapse - $3 million
•	Interest Rates:
o	Discount Rate - $3 million
o	Long-Term Claim Interest Rate - $20 million
•	Credit Risk - $10 million
•	Annuity Election Rates - $3 million

Health Care Medical Claims Payable. For each reporting period, the Company evaluates key assumptions by comparing the assumptions used in establishing the medical claims payable to actual experience. When actual experience differs from the assumptions used in establishing the liability, medical claims payable are increased or decreased through current period net income.  Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions.  The estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments.  The adequacy of these estimates is highly sensitive to changes in the Company’s key assumptions, specifically completion factors, which are impacted by actual or expected changes in the submission and payment of medical claims, and medical cost trends, which are impacted by actual or expected changes in the utilization of medical services and unit costs.

For the nine months ended September 30, 2007, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $82 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2006.  Actual completion factors resulted in a reduction in medical claims payable of $45 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.  Actual medical cost trend resulted in a reduction in medical claims payable of $37 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.  The favorable impact in 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to 2006.  This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to 2007.

For the year ended December 31, 2006, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $173 million, or 2.6% of the current year incurred claims as reported for the year ended December 31, 2005. The favorable impact in 2006 is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

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

The corresponding impact of favorable prior year development on net income was $10 million for the nine months ended September 30, 2007 and $54 million for the year ended December 31, 2006, or 0.2% in 2007 and 0.8% in 2006 of the current year incurred claims as reported for the years ended December 31, 2006 and 2005, respectively.

See Note 5 to the Consolidated Financial Statements for additional information.

Summary.  There are other accounting estimates used in the preparation of the Company’s consolidated financial statements, including estimates of liabilities for future policy benefits other than those identified above, as well as estimates with respect to unpaid claims and claim expenses, post-employment and postretirement benefits other than pensions, certain compensation accruals and income taxes.

Management believes the current assumptions used to estimate amounts reflected in the Company’s consolidated financial statements are appropriate.  However, if actual experience differs from the assumptions used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on liquidity and the Company’s  financial condition.

ACQUISITIONS AND DISPOSITIONS

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

Sagamore Health Network Acquisition. Effective August 1, 2007, the Company acquired Sagamore Health Network, Inc. Sagamore is a preferred provider rental network with claims re-pricing, medical management, and utilization management capabilities.  It provides access to a preferred provider network consisting of 9,400 primary care physicians, 26,600 specialists, 1,100 ancillary providers, and 210 hospitals.  Sagamore serves health claims payer organizations, self-insured employers and third-party administrators primarily in Indiana.  SHN writes no direct health coverage.

Star-HRG Acquisition. On July 11, 2006, the Company acquired the operating assets of Star-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families, for $156 million, including assumed liabilities.  The acquisition was financed through the issuance of a note payable to the seller for $151 million of which $73 million was paid in 2006.  The results of Star-HRG are included in the accompanying consolidated financial statements from the date of the acquisition.

Sale of the Chilean Insurance Operations.  On August 10, 2007, the Company completed the sale of its Chilean insurance operations, which was classified as a discontinued operation in the second quarter of 2007.  The Company recognized an impairment loss in the second quarter of 2007 for this business of $23 million after-tax, primarily related to the write-off of unrecoverable tax assets and foreign currency translation losses.

Sale of the Brazilian Life Insurance Operations.  During 2006, the Company entered into negotiations to sell its Brazilian life insurance business and classified this business as discontinued operations.  The Company recognized in the third quarter of 2006, an impairment loss with respect to this business of $16 million after-tax.  The sale, which is subject to regulatory approvals, is expected to close by the end of 2007.

OTHER MATTERS

Income Taxes

During the third quarter of 2007, the IRS completed its examination of the Company’s 2003 and 2004 tax years.  As a result, the Company recorded net income of $25 million, primarily attributable to the recognition of previously unrecognized tax benefits, of which:

•	$23 million is reflected in continuing operations. This amount is reflected as a special item in the Disability and Life, International and Other Operations segments and Corporate; and
•	$2 million is associated with the disposition of a business in recent years, and is reflected in discontinued operations.

Pension and Other Postretirement Benefit Liability

During the nine months ended September 30, 2007, the Company’s postretirement benefits liability adjustment decreased by $106 million pre-tax ($69 million after-tax) resulting in an increase to shareholders’ equity.  The decrease in the liability was primarily due to net amortization of actuarial losses, the annual update of census data, and favorable medical claim experience, and lower than expected election rates in the Company’s postretirement medical plan.

During the nine months ended September 30, 2006, the Company’s minimum pension liability increased by $13 million pre-tax ($9 million after-tax) resulting in a decrease to shareholders’ equity. This increase in the liability was primarily due to an update of plan census data.

Initiatives to Lower Other Operating Expenses

The Company has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers.  See page 39 for further information on lowering administrative expenses.

In the fourth quarter of 2006, the Company completed a review of staffing levels in the health care operations and in supporting areas.  As a result, the Company recognized in other operating expenses a charge for severance costs of $37 million pre-tax (Health Care - $24 million; Corporate - $13 million) and $23 million after-tax (Health Care - $15 million; Corporate - $8 million).  The Company expects to achieve $45 million after-tax in estimated savings in 2007 and $68 million after-tax in annualized estimated savings from this specific program.  A portion of these savings will be reinvested in resources to further enhance the Company’s capabilities in the areas of consumerism and health advocacy.

Regulatory and Industry Developments

Employee benefits regulation.  The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts.  Regulation and judicial decisions have resulted in changes to industry and the Company’s business practices and will continue to do so in the future.  In addition, the Company’s subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both.  Health care regulation in its various forms could have an adverse effect on the Company’s health care operations if it inhibits the Company’s ability to respond to market demands or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company’s employee benefits businesses include:

•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•
changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company’s health care products and services; and pension legislation, which could increase pension cost;

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

Litigation and other legal matters

Managed care litigation. In 2004, a Florida federal court handling multi-district health care litigation against the Company and several health care industry competitors approved a settlement agreement between the physician class and the Company.  A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration.  Separately, in April 2005, the court approved a settlement between the Company and the remaining plaintiffs, a class of non-physician health care professionals.  In the fourth quarter of 2006, the Company received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation.  In the first quarter of 2007, the Company received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation.  The Company is pursuing recovery from one additional insurer.

Broker compensation.  Various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation, have been investigating insurance broker compensation.  Some regulators have brought suit against certain insurance brokers, including Universal Life Resources (ULR), alleging, among other things, that these brokers sought rigged bids from, and steered business to, insurers with whom they had contingent compensation arrangements.  Some of the Company’s subsidiaries were included in one such lawsuit brought by the Insurance Commissioner of the State of California seeking injunctive relief against these contingent compensation practices.  On July 9, 2007, the parties to this lawsuit entered into a nonmonetary settlement in which some of the Company’s subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.  The Company is also providing information about ULR in connection with investigations by the U.S. Attorney’s Office for the Southern District of California and the San Diego District Attorney.  On June 6, 2007, the Company received a letter from the San Diego District Attorney, detailing its potential claims and penalties against the Company subsidiaries, and outlining potential civil litigation.  The Company denies the allegations and will vigorously defend itself in the event of litigation.  In addition, the Company provided information about another broker to the U.S. Department of Labor.  The Company is cooperating with the inquiries and investigations.

Separately, several purported class action lawsuits have been filed against brokers and insurance companies, including certain of the Company’s subsidiaries, asserting that contingent commissions are unlawful.  These suits are now procedurally consolidated in a multi-district litigation proceeding in federal court in New Jersey.   On April 5, 2007, the court granted the defendants’ motion and dismissed all of the federal antitrust, RICO and state law claims, leaving only certain ERISA fiduciary claims.  The court permitted plaintiffs to file an amended complaint, which plaintiffs did on May 22, 2007.  The defendants have filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims. On August 31, 2007, the court granted the defendants’ motion to dismiss the federal antitrust claims.  On September 28, 2007, the court granted the defendants’ motion to dismiss plaintiff’s RICO claims.  The court has not yet ruled on plaintiffs’ ERISA and state law claims.  Discovery is stayed until the court reaches a decision whether plaintiffs may proceed.  The Company denies the allegations and will vigorously defend itself in these cases.

Amara cash balance pension plan litigation. Plaintiffs representing the Company’s Pension Plan participants affected by the 1998 conversion to a cash balance formula filed a class action lawsuit against the Company and the Company’s Pension Plan in December 2001.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  A non-jury trial began on September 11-15, 2006.  Due to the court’s schedule, the proceedings were adjourned and then the trial was completed on January 25, 2007.  Post-trial briefing is now complete and closing oral argument was heard August 23, 2007.

Run-off reinsurance litigation. In connection with the Company’s run-off reinsurance operations described in Note 7 to the Consolidated Financial Statements, the Company purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business.  The Company is involved in one retrocessional enforcement arbitration.  Other disputes concerning retrocessional contracts have been substantially resolved or settled.  The effect of these settlements has been reflected in the results of the Run-off Reinsurance segment, which is discussed on page 42. However, the Company bears the risk of loss if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS examinations, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs.  An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages.  The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur.  The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.  Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

For additional information on contingencies that could affect the Company’s results, see Note 15 to the Consolidated Financial Statements.

Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements.

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is generally based on geography.  The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses.

Beginning in 2007, the Company reports the results of the run-off retirement business in Other Operations.  Prior periods have been restated to conform to this presentation.

HEALTH CARE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$2,643	$2,474	$8,016	$7,253
Net investment income	51	68	157	206
Other revenues	340	341	1,012	1,035
Segment revenues	3,034	2,883	9,185	8,494
Benefits and expenses	2,766	2,612	8,397	7,739
Income before taxes	268	271	788	755
Income taxes	95	94	279	263
Segment earnings	$173	$177	$509	$492
Realized investment gains,
net of taxes	$11	$26	$21	$98

The Health Care segment includes medical, dental, behavioral health, prescription drug and other products and services that may be integrated to support consumer-focused health care programs.  This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical products that continue to be managed within the health care business.

These products and services are offered through guaranteed cost, retrospectively experience-rated and service only funding arrangements.  For a description of funding arrangements, see page 10 of the Company’s 2006 Form 10-K.

Results

Segment earnings include favorable after-tax prior year claim development of $5 million for the third quarter and $10 million for the nine months ended September 30, 2007, compared with $11 million for the third quarter and $43 million for the nine months ended September 30, 2006.

Favorable prior year claim development for the third quarter and nine months ended September 30, 2007 is lower, compared with the third quarter and nine months ended September 30, 2006, reflecting actual completion factors and actual medical cost trends that were more in line with assumptions.

Favorable prior year claim development for the third quarter and nine months ended September 30, 2006 is primarily due to:

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

Excluding prior year claim development, segment earnings for the third quarter and nine months ended September 30, 2007 were higher compared to the same periods last year reflecting:

•	aggregate medical membership growth;
•	strong renewal pricing execution in the guaranteed cost business reflecting premium increases, which were greater than medical cost increases; and
•	solid contributions from the specialty businesses.

These factors were partially offset by:
•	lower volume in the mail order pharmacy business;
•	an after-tax charge of $6 million related to the Centers for Medicare & Medicaid’s disease management pilot program in the state of Georgia; and
•	decreased guaranteed cost membership since December 31, 2006.

Premiums and Fees

Premiums and fees increased by 7% for the third quarter ended September 30, 2007, compared with the same period of 2006, primarily reflecting:

•	aggregate medical membership growth, and rate increases;
•	higher other medical premiums primarily reflecting growth in specialty and stop loss products; and
•	higher Medicare Part D premiums.

For the nine months ended September 30, 2007, compared with the same period of 2006, premiums and fees increased 11% reflecting:

•	aggregate medical membership growth, including the voluntary and limited benefits business;
•	rate increases, particularly in the guaranteed cost business; and
•	higher Medicare Part D premiums.

In addition, the third quarter and nine months ended September 30, 2007, premiums and fees also reflect a change in mix of products to more service-only products from previously written guaranteed cost products.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Medical:
Commercial HMO[1]	$514	$710	$1,734	$2,054
Open Access / Other
Guaranteed Cost[2]	433	250	1,212	652
Voluntary/limited benefits	40	35	118	35
Total Guaranteed Cost	987	995	3,064	2,741
Experience-rated medical[3]	475	424	1,387	1,315
Dental	192	194	573	582
Medicare	86	83	261	243
Medicare Part D	73	57	252	167
Other Medical[4]	268	231	788	690
Total medical	2,081	1,984	6,325	5,738
Life and other non-medical	55	45	194	211
Total premiums	2,136	2,029	6,519	5,949
Fees[5]	507	445	1,497	1,304
Total premiums and fees	$2,643	$2,474	$8,016	$7,253

1 Includes premiums of $1 million for the third quarter and $57 million for the nine months ended September 30, 2007 associated with the health care members in Tucson, Arizona (see Medical Membership below).
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
5Represent administrative service fees for medical members and related specialty products and include fees related to Medicare Part D.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Medical claims expense	$1,659	$1,595	$5,107	$4,536
Other benefit expenses	57	13	184	173
Other operating expenses	1,050	1,004	3,106	3,030
Total benefits and expenses	$2,766	$2,612	$8,397	$7,739

Medical claims expense for the third quarter and nine months ended September 30, 2007, compared to the same periods of 2006, increased reflecting higher medical membership and the impact of higher medical costs.

Other operating expenses include expenses related to the pharmacy, disease management, voluntary and limited benefits and Medicare claims administration businesses.

Excluding these items, other operating expenses for the third quarter ended September 30, 2007, compared with the same period last year, reflect increases in membership-related expenses due to growth, which was partially offset by productivity improvements.

Excluding these items, other operating expenses for the nine months ended September 30, 2007 increased, compared with the same period in 2006, reflecting higher investments in technology, including market facing capabilities, which was partially offset by productivity improvements.

Medical Membership

The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims.  As of September 30, estimated medical membership was as follows:

(In thousands)	2007	2006
Guaranteed cost:
Commercial HMO	557	785
Medicare and Medicaid	32	32
Open access / Other guaranteed cost[1]	513	325
Total guaranteed cost excluding
voluntary/limited benefits	1,102	1,142
Voluntary/limited benefits	176	166
Total guaranteed cost	1,278	1,308
Experience-rated[2]	898	931
Service[3]	8,047	7,082
Total medical membership	10,223	9,321

1 Includes membership associated with other risk-related products, primarily open access products.
2 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.
3 Includes approximately 26 thousand members obtained through the acquisition of Mid-South Administrative Group, LLC, which was effective January 1, 2007, and includes 357 thousand members related to Sagamore Health Network, which was acquired on August 1, 2007.

In 2006, approximately 54,000 health care members in Tucson, Arizona were transitioned to the Company as the result of a Department of Justice requirement to divest certain contracts in connection with the merger of two health care industry competitors.  Initially, the Company served as a reinsurer and subsequently worked to underwrite these customers directly on the Company’s contracts at the time each contract was scheduled for renewal.  Given the unique nature of this transaction, the Company had not included these members in its reported medical membership until affected customers renew on the Company’s contracts.  As of September 30, 2007, all customers that were part of this transaction had come up for renewal and the Company renewed 46,000 members.  These members are included in the above medical membership results.

Operational Improvement

The Company continues to focus on improving operational effectiveness and the financial results of its health care operations.  Operational effectiveness is often dependent upon execution of systems and information technology initiatives as well as having an appropriate infrastructure in place.  Executing on the following areas of focus is critical to achieving success in a marketplace that is concentrated on the existing employer based offerings and one that is evolving towards consumer-directed healthcare, both of which present unique challenges.  The Company believes that continued focus on the following key areas will result in improved operational effectiveness and position us better to meet the challenges of the current healthcare environment:

•	offering products that meet emerging market and consumer trends;
•	strengthening underwriting and pricing effectiveness;
•	improving medical membership results and medical cost trends;
•	delivering quality member and provider service;
•	maintaining and upgrading information technology systems; and
•	reducing other operating expenses.

Offering products that meet emerging consumer and market trends. The CIGNATURE®, CareAlliesSM, and CIGNA Choice Fund suite of products offer a choice of benefit, participating provider network, funding, medical management, consumerism and health advocacy options for employers and consumers.  Through the CIGNA Choice Fund®, the Company offers a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by the Company.  The evolution of the consumer-driven healthcare market is driving increased product and service complexity and is raising consumers’ expectations with respect to service levels, which is expected to require significant investment, management attention and heightened interaction with customers.  The Company is in the process of developing and implementing a new service model to meet these market challenges.

In July 2006, the Company acquired Star-HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families.  This acquisition complements the Company’s existing product portfolio by giving the Company the capability to offer voluntary health insurance coverage.  Also in 2006, the Company acquired vielife, a U.K. based leading provider of integrated online health management and coaching programs and entered into a long-term agreement with the University of Michigan to access certain intellectual property related to identification of health risks and employer worksite health and wellness programs.

Strengthening underwriting and pricing effectiveness.  One of the Company’s key priorities is to achieve strong profitability in a competitive health care market.  The Company is focused on effectively managing pricing and underwriting decisions at the case level and for the overall book of business, particularly for the guaranteed cost business.

Improving medical membership results. The Company is continuing to improve medical membership by:

•	providing a diverse product portfolio that meets current market needs as well as emerging consumer-directed trends;
•	developing and implementing the systems, information technology and infrastructure to deliver member service that keeps pace with the emerging consumer-directed market trends;
•	ensuring competitive provider networks; and
•	maintaining a strong clinical quality in medical, specialty health care and disability management.

The Company continues to evaluate opportunities with regional health care companies.  The Company acquired Memphis-based Mid-South Administrative Group, LLC in January 2007 to give the Company an expanded local presence in Memphis and western Tennessee.

These strategic actions are designed to:

•	strengthen the Company’s national provider network;
•	enhance the Company’s ability to provide superior medical and disease management programs;
•	provide administrative ease for multi-state employers; and
•	grow membership in key geographic areas, as well as provide a basis for lowering medical costs.

In addition, the Company formed strategic alliances with New York-based MVP Health Care/Preferred Care in September 2006 and with Minnesota-based HealthPartners in April 2006.  The Company believes that its medical management model, focus on clinical quality and ability to integrate health and related benefit solutions position the company to continue to improve membership results.

Improving medical cost trend.   The Company operates under a centralized medical management model, which helps facilitate consistent levels of care for its members and reduces infrastructure expenses.

The Company is focused on improving its medical cost trend by managing unit medical costs more effectively.  To help achieve this end, the Company continues to focus on renegotiating contracts with certain facilities to limit increases in medical reimbursement costs.  In addition, the Company seeks to strengthen its network position in selected markets and, on August 1, 2007, acquired Sagamore Health Network, Inc. in Indiana. Sagamore provides access to an extensive preferred provider network and offers access to a broad range of utilization review and case management services to health claim payer organizations, self-insured employers and third-party administrators.  In the future, the Company may pursue additional acquisitions and strategic alliances.

Delivering quality member and provider service.  The Company is focused on delivering competitive service to members, providers and customers. The Company believes that further enhancing quality service can improve member retention and, when combined with useful health information and tools, can help motivate members to become more engaged in their personal health, and will promote healthy outcomes thereby removing cost from the system.  The Company is also focused on the development and implementation of a new service model that is capable of meeting the challenges brought on by the increasing product and service complexity and the heightened expectations of health care consumers.  The Company continues to invest in the development and implementation of systems and technology to improve the member and provider service experience, enhance its capabilities and improve its competitive position.

Maintaining and upgrading information technology systems.  The Company’s current business model and long-term strategy require effective and reliable information technology systems.  The evolution of consumerism is driving increased product and service complexity and is raising the consumer’s expectations with respect to service levels.  The Company is focused on providing these enhanced strategic capabilities while continuing to provide a consistent, high quality consumer service experience with respect to the Company’s current programs and resources.  Further integration of the Company’s multiple administrative and customer facing platforms is required to support the Company's internal needs and growth strategies, and to ensure reliable, efficient and effective customer service both in today’s employer focused model as well as in a consumer directed model.  The Company’s current systems architecture will require continuing investment to meet the challenges of increasing consumer demands from both our existing and emerging customer base to support its business growth and strategies, improve its competitive position and provide appropriate levels of service to consumers.

Reducing other operating expenses.   The Company continues to focus on initiatives to increase its operating efficiency and responsiveness to customers.  The savings generated from these initiatives provide the Company with the ability to make investments in and enhance its capabilities in the areas of consumerism, particularly product development, the delivery of member service and health advocacy and related technology initiatives.  The Company operates in an intensely competitive marketplace and its ability to establish a meaningful cost advantage is a key to achieving its strategic imperatives.  The Company’s health advocacy capabilities support its recent membership growth.  The Company must be able to deliver those capabilities efficiently and cost-effectively.  The Company must continue to identify additional cost savings to further improve its competitive cost position.  See page 32 for further information on initiatives to reduce operating expenses.

DISABILITY AND LIFE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$610	$528	$1,767	$1,562
Net investment income	70	65	207	195
Other revenues	33	38	101	129
Segment revenues	713	631	2,075	1,886
Benefits and expenses	624	551	1,807	1,638
Income before taxes	89	80	268	248
Income taxes	20	22	71	68
Segment earnings	$69	$58	$197	$180
Realized investment gains
(losses), net of taxes	$-	$-	$(1)	$4
Special item (after-tax)
included in segment earnings:
Completion of IRS examination
(see page 32)	$6	$-	$6	$-

The Disability and Life segment includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance;
•	accident insurance; and
•	specialty association insurance.

Results

Disability and Life results include the net favorable impact related to reserve studies of $3 million after-tax for the third quarter and $13 million after-tax for the nine months ended September 30, 2007.  Excluding this item and the special item noted in the table above, earnings for this segment increased, compared with the same periods last year, reflecting favorable mortality experience in the group life and accident insurance businesses and effective operating expense management.

Results for third quarter and nine months ended September 30, 2006 reflect a net favorable adjustment of $12 million after-tax and $18 million after-tax, respectively related to reserve studies. This favorable adjustment for the nine months ended September 30, 2006 was partially offset by severance charges of $7 million after-tax.

Premiums and Fees

Premiums and fees for the third quarter and nine months ended September 30, 2007 increased, reflecting new business growth and strong customer retention.

INTERNATIONAL

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$454	$388	$1,304	$1,117
Net investment income	18	22	56	59
Other revenues	1	-	3	1
Segment revenues	473	410	1,363	1,177
Benefits and expenses	401	361	1,163	1,016
Income before taxes	72	49	200	161
Income taxes	23	18	69	57
Segment earnings	$49	$31	$131	$104
Realized investment gains
(losses), net of taxes	$1	$-	$1	$(1)
Special item (after-tax)
included in segment earnings:
Completion of IRS examination
(see page 32)	$2	$-	$2	$-

The International segment includes:

•	life, accident and supplemental health insurance products; and
•	international health care products and services including those offered to expatriate employees of multinational corporations.

Results

Excluding the special item noted in the table above, International segment earnings for the third quarter and nine months ended September 30, 2007 reflect continued growth in the life, accident and supplemental health insurance business and competitively strong margins.

Premiums and Fees

The increase in premiums and fees for the third quarter and nine months ended September 30, 2007, compared with the third quarter and nine months ended September 30, 2006, reflects new sales growth and strong rate actions in the expatriate employee benefits business and new sales growth in the life, accident and health insurance operations, particularly in South Korea.

Other Matters

South Korea represents the single largest geographic market for the Company’s international businesses.  South Korea generated 32% of International’s revenues for the third quarter and for the nine months ended September 30, 2007.  South Korea generated 39% of International’s segment earnings for the third quarter and 44% for the nine months ended September 30, 2007.  The Company’s international business in South Korea would be vulnerable to adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on the Company’s consolidated results.

RUN-OFF REINSURANCE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$12	$16	$41	$49
Net investment income	25	26	70	73
Other revenues	(22)	(32)	(58)	(56)
Segment revenues	15	10	53	66
Benefits and expenses	(26)	19	114	94
Income (loss) before income
taxes (benefits)	41	(9)	(61)	(28)
Income taxes (benefits)	2	(3)	(40)	(6)
Segment earnings (loss)	$39	$(6)	$(21)	$(22)
Realized investment gains,
net of taxes	$2	$8	$3	$18
Special item (after-tax)
included in segment earnings (loss):
Charge related to guaranteed
minimum income benefit contracts
(see page 30)	$-	$-	$(56)	$-

The Company’s reinsurance businesses are in run-off.  No new reinsurance business has been underwritten since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Results

The Run-off Reinsurance segment, after adjustment for the special item noted in the table above, recorded higher earnings for the third quarter and nine months ended September 30, 2007, compared with the same periods in 2006 primarily due to:

•	the favorable impact from a series of settlements and commutations;
•	favorable claim experience in the personal accident line of business; and
•	lower reserve increases for credit risk.

For the nine months ended September 30, 2007, these factors were partially offset by lower results in guaranteed minimum income benefits business due to unfavorable claim experience.

Other Revenues

The Company maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts.   Other revenues included pre-tax losses of $11 million for the third quarter and $46 million for the nine months ended September 30, 2007, compared with pre-tax losses of $32 million in the third quarter and $56 million for the nine months ended September 30,  2006 from futures contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.  The notional amount of the futures contract positions held by the Company at September 30, 2007 related to this program was $585 million.

Other Matters

Guaranteed minimum death benefit contracts.  The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies.  These variable annuities are essentially investments in mutual funds combined with a death benefit.  The Company has equity and other market exposures as a result of this product.

The determination of liabilities for guaranteed minimum death benefits requires the Company to make critical accounting estimates.  The Company describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 30 of the Company’s 2006 Annual Report to Shareholders.  The Company

regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.  See Note 6 to the Consolidated Financial Statements for additional information about the assumptions used to calculate reserves for these contracts.  The Company had future policy benefit reserves for guaranteed minimum death benefit contracts of $827 million as of September 30, 2007, and $862 million as of December 31, 2006.

As of September 30, 2007, the aggregate fair value of the underlying mutual fund investments was $32.6 billion.  The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 790,000 contractholders had died on that date) was $4.0 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 7 of the Company’s 2006 Annual Report to Shareholders.

Guaranteed minimum income benefit contracts.  The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits.  See pages 30 and 47 for further information about these contracts.

Unicover and other run-off reinsurance.  The Company’s Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the United States and London markets. This included participation in a workers’ compensation reinsurance pool formerly managed by Unicover Managers, Inc.

The Company purchased extensive retrocessional reinsurance for the Unicover contracts (through the pool) and also purchased retrocessional coverage for its other workers’ compensation and personal accident assumed risks.  Although the Company is involved in a retrocessional enforcement arbitration, other disputes concerning the retrocessional contracts have been resolved.  See Note 15 to the Consolidated Financial Statements “Litigation and other legal matters” for more information regarding these disputes.

The Company’s payment obligations under these contracts are based on ceding companies’ claim payments relating to accidents and injuries.  These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and ultimate collection from retrocessionaires may not be known with certainty for some time.

Summary.  The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of September 30, 2007, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s  financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

OTHER OPERATIONS

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Premiums and fees	$25	$27	$81	$89
Net investment income	110	107	329	360
Other revenues	24	25	64	78
Segment revenues	159	159	474	527
Benefits and expenses	118	119	358	413
Income before taxes	41	40	116	114
Income taxes	6	10	31	33
Segment earnings	$35	$30	$85	$81
Realized investment gains,
net of taxes	$3	$-	$-	$12
Special item (after-tax)
included in segment earnings:
Completion of IRS examination
(see page 32)	$5	$-	$5	$-

Other Operations consist of:

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business;
•	corporate-owned life insurance (including policies on which loans are outstanding);
•	deferred gains recognized from the 2004 sale of the retirement benefits business; and
•	settlement annuity business.

Results

Excluding the special item noted above, segment earnings for Other Operations for the third quarter and nine months ended September 30, 2007, compared with the same periods last year, primarily reflect favorable mortality experience in the corporate life insurance business.  This favorable experience was partially offset by lower deferred gain amortization associated with the sales of the individual life insurance and annuity and retirement benefits businesses.

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

CORPORATE

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Segment loss	$(19)	$(22)	$(68)	$(39)
Special item (after-tax)
included in segment loss:
Completion of IRS examination
(see page 32)	$10	$-	$10	$-

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Excluding the special item noted in the table above, Corporate results for the third quarter and nine months ended September 30, 2007, compared to the same periods last year, reflect higher net interest expense and the absence in 2007 of favorable expense items recorded in 2006.

DISCONTINUED OPERATIONS

Summarized financial data for discontinued operations primarily represents:

•	a tax benefit recognized in the third quarter of 2007 associated with the disposition Lovelace Health Systems, Inc. in 2003 as discussed in Note 12 to the Consolidated Financial Statements;
•	an impairment loss recorded in the second quarter of 2007 associated with the sale of the Chilean insurance operations as discussed on page 32;
•	realized gains on the disposition of certain directly-owned real estate investments during the nine months ended September 30, 2007 and 2006 and the third quarter of 2006 as discussed in Note 9 to the Consolidated Financial Statements; and
•	an impairment loss recorded in the third quarter of 2006 associated with the probable sale of the Brazilian life insurance operation as discussed on page 32.

FINANCIAL SUMMARY	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Income before income taxes	$-	$19	$25	$19
Income (taxes) benefits	2	(7)	(7)	(7)
Income from operations	2	12	18	12
Impairment losses, net of tax	-	(16)	(23)	(16)
Income (loss) from discontinued
operations, net of taxes	$2	$(4)	$(5)	$(4)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company normally meets its operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

Cash flows from operations for the nine months ended September 30 were as follows:

(In millions)	2007	2006
Operating activities	$766	$380
Investing activities	$93	$1,312
Financing activities	$(833)	$(2,197)

Cash flow from operating activities consists of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with the Company’s program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2007:

•	Cash flow from operating activities was affected by the following significant items in 2007 and 2006:

•	net cash outflows of $4 million in 2007 compared with $216 million in 2006 to originate mortgage loans held for sale;
•
cash outflows of $46 million in 2007, compared with $56 million in 2006, associated with futures contracts entered into as part of a program to manage equity market risks in the run-off reinsurance segment; and

•	cash outflows of $44 million in 2006 to settle liabilities associated with conversion of the single premium annuity business to indemnity coinsurance.

Excluding these items, cash flow from operating activities in 2007 increased significantly compared with the same period in 2006.  The increase was primarily due to higher cash revenues resulting from business growth in all of the Company’s ongoing operating segments, partially offset by higher paid losses, higher paid expenses (including higher tax payments) and lower investment income due to the effect of the share repurchase program.

•	Cash provided by investing activities primarily consisted of net sales of investments of $247 million, partially offset by net purchases of property and equipment of $109 million.
•
Cash used in financing activities primarily consisted of dividends on and repurchase of common stock of $1.2 billion and repayment of debt of $378 million, partially offset by the proceeds on the issuance of debt of $498 million and the proceeds from the issuance of common stock under the Company’s  stock plans of $231 million.

2006:

•
Cash provided by investing activities primarily consisted of net proceeds of investments of $1.5 billion, partially offset by net purchases of property and equipment of $93 million, net cash transferred in connection with the conversion of the single premium annuity business to indemnity coinsurance of $45 million and net cash used in acquisitions of $18 million.

•
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $2.2 billion, repayment of long-term debt of $100 million and  net withdrawals of contractholder deposit funds of $116 million, partially offset by proceeds from issuances of common stock under the Company’s stock plans of $197 million.

Interest Expense

Interest expense for the third quarter and nine months was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Interest expense	$30	$27	$91	$76

Capital Resources

The Company’s capital resources (primarily retained earnings and the proceeds from the issuance of long-term debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Management, guided by regulatory requirements and rating agency capital guidelines, determines the amount of capital resources that the Company maintains.  Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

The Company has sufficient capital resources to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries;
•	consider acquisitions that are strategically and economically advantageous; and
•	return capital to investors through share repurchase.

The Company maintains a share repurchase program. From January 1, 2007 through November 1, 2007, the Company repurchased 23.7 million shares through this program at an average price of $48.81 per share for an aggregate cost of $1.2 billion.  Shares acquired prior to the record date (May 21, 2007) of the Company’s stock split, have been adjusted to reflect the split (except for those shares held in Treasury).  The total remaining authorization as of November 1, 2007, was $327 million.  See also the table in Part II, Item 2 of the Company’s Form 10-Q for more information on share repurchase activity for the third quarter ended September 30, 2007.

Under a universal shelf registration statement filed with the SEC in 2006, the Company issued the following securities in March 2007:

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

The Company may redeem the Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or
•
the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 15 basis points with respect to the 5.375% Notes and 25 basis points with respect to the 6.150% Notes.

In addition, the Company has $500 million remaining under an effective shelf registration statement filed with the SEC, which may be issued as debt securities, equity securities or both.  Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether the Company should issue new securities.  There are no outstanding issuances under this registration statement as of September 30, 2007.

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of September 30, 2007.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines.  The Company expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient liquidity to meet its obligations, including:

•	debt service requirements and dividend payments to the Company’s shareholders; and
•	pension plan funding requirements.

However, if the Company’s  projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;
•	a substantial insurance or contractholder liability becomes due before related investment assets mature;
•	a substantial increase in funding is required for the Company’s program to reduce the equity market risks associated with the guaranteed minimum death benefit contracts; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company.

In those cases, the Company has the flexibility to satisfy liquidity needs through short-term borrowings, such as revolving credit and line of credit agreements of up to $1.75 billion.

Ratings

The Company and certain of its insurance subsidiaries are rated by nationally recognized rating agencies.    Ratings are always subject to change and there can be no assurance that the Company’s current ratings will continue for any given period of time.  As of November 1, 2007, the current ratings of CIGNA and Connecticut General Life Insurance Company (CG Life), the Company’s principal subsidiary were as follows:

	CG Life Insurance Ratings	CIGNA Corporation Debt Ratings
		Senior Debt	Commercial Paper
A.M. Best	A	—	—
Moody’s	A2	Baa2	P2
S&P	A	BBB+	A2
Fitch	A+	BBB+	F2

The above table reflects upgrades to financial strength and debt ratings issued during the first quarter of 2007.

The Company is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings that meet customers’ expectations, and to improving the earnings of the health care business.  Ratings downgrades of CG Life could adversely affect new sales and retention of current business.  Lower ratings at the parent company level would increase the cost to borrow funds.

Guarantees and Contractual Obligations

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided and contractual obligations entered into in the ordinary course of business.

Financial guarantees primarily associated with the sold retirement benefits business.  Separate account assets are contractholder funds maintained in accounts with specific investment objectives. The Company records separate account liabilities equal to separate account assets.  In certain cases, the Company guarantees a minimum level of benefits for retirement and insurance contracts, primarily associated with the sold retirement benefits business (which was sold in April 2004), written in separate accounts.  The Company establishes an additional liability if management believes that the Company will be required to make a payment under these guarantees.

Except as noted below, these guarantees are fully reinsured by an affiliate of the buyer of the retirement benefits business:

•
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2007, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.9 billion as of September 30, 2007.  As of September 30, 2007, 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business.  There were no additional liabilities required for these guarantees as of September 30, 2007.

Guaranteed minimum income benefit contracts.  The Company’s  reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies.  When annuitants elect to receive these minimum income benefits, the Company may be required to make payments based on changes in underlying mutual fund values and interest rates.

The Company estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse, annuity election rates, and retrocessional credit risk.

Annuitants have only recently been able to elect to receive these minimum income benefits due to the expiration of a contractual waiting period.  The Company has been monitoring annuity election rate experience, and during the second quarter increased its assumption related to annuity election rates.  Also during the second quarter, the Company completed a review of lapse experience for these contracts.  As a result of the review, the Company decreased its lapse assumption.  See page 30 for the effects of these assumption updates.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by monitoring actual experience as it emerges over time and may change its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.  See Note 15 to the Consolidated Financial Statements for additional information on these assumptions.

As of September 30, 2007, the Company had net liabilities of $300 million related to these contracts and net amounts recoverable from reinsurers of $182 million (including a net $21 million due for amounts that have already been paid by the Company).  The Company had an additional liability of $27 million associated with the cost of reinsurance as of September 30, 2007.  As of December 31, 2006, the Company had liabilities of $88 million related to these contracts and net amounts recoverable from reinsurers of $46 million (net of $2 million payable for cash that has already been received by the Company).  The Company had an additional liability of $47 million associated with the cost of reinsurance as of December 31,

2006. Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits. Under these guarantees, the future payment amounts are dependent on the equity and bond markets and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2007 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2007 value of $2.9 billion, with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $654 million before reinsurance recoveries.  The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. The Company has retrocessional reinsurance from third parties in place which covers 55% of the exposures on these contracts.

Certain other guarantees.  The Company had indemnification obligations to lenders of up to $255 million as of September 30, 2007 related to borrowings by certain real estate joint ventures, which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the fourth quarter of 2007 through 2017.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2007.

As of September 30, 2007 the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  The Company had no additional liabilities for these guarantees as of September 30, 2007.

The Company had indemnification obligations as of September 30, 2007, in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of September 30, 2007.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Contractual obligations.  As a result of the changes in assumptions for guaranteed minimum income benefit contracts noted above, the Company has updated its contractual obligations related to these contracts (reported in other long-term liabilities) that were provided on page 50 of the Company’s  2006 Annual Report to Shareholders.

The updated estimates for the Company’s  principal contractual cash obligations for other long-term liabilities are as follows:

		Less
(In millions, on an		than 1	1-3	4-5	After 5
undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Other long-term
liabilities	$772	$328	$268	$62	$114

As a result of the debt issuances in March 2007, the Company’s contractual obligations increased by $1.1 billion, which includes scheduled interest payments.  See page 45 for additional information.

The Company’s contractual obligations included commitments to purchase the following investments:

	As of	As of
(In millions)	September 30, 2007	December 31, 2006
Fixed maturities	$76	$31
Mortgage loans	$142	$154

For additional information on the Company’s contractual obligations, see page 50 of the Company’s 2006 Annual Report to Shareholders.

INVESTMENT ASSETS

The Company’s investment assets do not include separate account assets.  Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 10, 11 and 14 to the Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders and Form 10-K.

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and trading securities.  Fixed maturities and equity securities include hybrid securities.

In connection with the Company’s investment strategy to enhance investment yields by selling senior participations, mortgage loans include loans that were originated with the intent to sell of $77 million as of September 30, 2007 and $124 million as of December 31, 2006.

The Company’s mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

Problem and Potential Problem Investments

“Problem” bonds and mortgage loans are either delinquent by 60 days or more or have been restructured as to terms (interest rate or maturity date).  “Potential problem” bonds and mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they will become “problems.”  For example, the Company considers mortgage loans to be potential problems if the borrower has requested restructuring or principal or interest payments are past due by more than 30 but fewer than 60 days.

The Company recognizes interest income on “problem” bonds and mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the third quarter and nine months ended September 30, 2007 and 2006.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
September 30, 2007
Problem bonds	$65	$(48)	$17
Potential problem bonds	$28	$(1)	$27
Potential problem mortgage loans	$22	$-	$22
Foreclosed real estate	$16	$(3)	$13
December 31, 2006
Problem bonds	$71	$(50)	$21
Potential problem bonds	$15	$(1)	$14
Potential problem mortgage loans	$22	$-	$22
Foreclosed real estate	$16	$(3)	$13

Summary

The Company recorded $6 million after-tax for the third quarter and $12 million after-tax for the nine months ended September 30, 2007, compared with $27 million after-tax for the nine months ended September 30, 2006 in realized investment losses for investment asset write-downs and changes in valuation reserves due largely to the impact of rising interest rates on investments where the Company cannot demonstrate the intent and ability to hold until recovery.

The weakness in certain sectors of the economy and rising interest rates may cause additional investment losses.  These investment losses could materially affect future results of operations, although the Company does not currently expect them to have a material effect on its liquidity or financial condition, or to result in a significant decline in the aggregate carrying value of its assets.

MARKET RISK

Market Risk of Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  The primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

The Company uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values.  The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $50 million in the fair value of the futures contracts outstanding under this program as of September 30, 2007.  A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar.  See Note 6 to the Consolidated Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

As discussed on page 30, the Company changed its assumptions for annuity election and lapse rates used in establishing the assets and liabilities related to guaranteed minimum income benefit contracts and increased recorded assets and liabilities during the third quarter of 2007.  As a result, the effect of a hypothetical 10% decrease in the market prices of the Company’s equity exposures increased from $30 million as of December 31, 2006 to approximately $50 million as of September 30, 2007.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit (see page 41) and guaranteed minimum income benefit contracts (see page 47); and
•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors.  Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties.  These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made.  Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s  productivity initiatives, litigation and other legal matters, operational improvement in the health care operations, and the outlook for the Company’s  full year 2007 and 2008 results.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should”, or similar expressions.

You should not place undue reliance on these forward-looking statements.  The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors.  Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses (see employee benefits regulation on page 33 for more information);

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

4.
risks associated with pending and potential state and federal class action lawsuits, purported securities class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses and the outcome of pending government proceedings and federal tax audits;

5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the health care business;
6.	significant changes in interest rates;
7.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business;
8.
limitations on the ability of the Company’s  insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;

9.
inability of the program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);

10.
adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company’s  liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;

11.
adjustments to the assumptions (including annuity election rates and reinsurance recoverables) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

12.
significant stock market declines, which could, among other things, result in increased pension expenses of the Company’s pension plans in future periods and the recognition of additional pension obligations;

13.
unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

14.	significant deterioration in economic conditions, which could have an adverse effect on the Company’s operations and investments;
15.
changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company's health care products and services; and amendments to income tax laws, which could affect the taxation of employer provided benefits, and pension legislation, which could increase pension cost;

16.
potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

17.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption; and
18.
challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services.

This list of important factors is not intended to be exhaustive.  Other sections of the most recent Annual Report on Form 10-K, including the “Risk Factors” section and the Cautionary Statement in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements.  The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item 3 is included in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s  disclosure controls and procedures conducted under the supervision and with the participation of the Company’s  management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s  disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the period covered by this report, there have been no changes in the Company’s  internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In its Form 10-K for the year ended December 31, 2006, and its Form 10-Q for the period ended June 30, 2007, the Company described the Broker Compensation litigation. With respect to the multi-district litigation proceeding in federal court in New Jersey, the court permitted plaintiffs to file an amended complaint, which plaintiff’s did on May 22, 2007.  The defendants filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims.  The court permitted plaintiffs to file an amended complaint, which plaintiffs did on  May 22, 2007.  On August 31, 2007, the court granted the defendants’ motion to dismiss the federal antitrust claims.  On September 28, 2007, the court granted the defendants’ motion to dismiss plaintiffs’ RICO claims.  The court has not yet ruled on plaintiffs’ ERISA and state law claims.  Discovery is stayed until the court reaches a decision whether plaintiffs may proceed. The Company denies the allegations and will vigorously defend itself in these cases.

With respect to the lawsuit brought by The Insurance Commissioner of the State of California that sought injunctive relief involving contingent compensation practices against Universal Life Resources and certain insurance companies, on July 9, 2007, the parties to this lawsuit entered into a non-monetary settlement; in which, some of the Company subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.

In its form 10-K for the year ended December 31, 2006, the Company described its appeal of an adverse court award in a retrocessional enforcement arbitration.  The Company has concluded a settlement involving this retrocessional enforcement arbitration.

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs.  An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages.  The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur.  The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.  Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

Item 1A.  Risk Factors

The Company’s  Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed description of its risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the quarter ended September 30, 2007:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2007	1,208,170	$53.33	1,206,000	$498,696,161
August 1-31, 2007	2,378,798	$48.53	2,378,500	$383,271,858
September 1-30, 2007	1,059,581	$52.79	1,059,400	$327,342,930
Total	4,646,549	$50.75	4,643,900	N/A
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 2,170 shares in July, 298 shares in August and 181 shares in September.  The Company’s  three-for-one stock split, in the form of a stock dividend, was effective on June 4, 2007.  Shares tendered prior to that date have been adjusted in this table to reflect the split.

(2)
The Company has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date. The Company suspends activity under this program from time to time, generally without public announcement.  Remaining authorization under the program was approximately $327 million as of September 30, 2007 and November 1, 2007.  The Company has effected in the past, and may continue from time to time to effect, open market purchases of the Company’s common stock through 10b5-1 plans, which allow a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Shares acquired prior to the record date of the split, have been adjusted to reflect the split.

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

Date:  November 2, 2007

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