Form 10-K
period 2007-12-31
CIGNA CORP
filed 2008-02-29
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________________
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31,  2007
OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8323

CIGNA Corporation
(Exact name of registrant as specified in its charter)
___________________

Delaware	06-1059331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Liberty Place, Philadelphia, Pennsylvania	19192
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 761-1000
___________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $13.5 billion.

As of January 31, 2008, 280,085,645 shares of the registrant’s Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 20, 2008.

TABLE OF CONTENTS

Page
PART I

PART I

Item 1.  BUSINESS

A.      Description of Business

CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned health service organizations in the United States.  Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace, including: health care products and services;  group disability, life and accident insurance; and workers’ compensation case management and related services.  CIGNA Corporation had consolidated shareholders’ equity of $4.7 billion and assets of $40.1 billion as of December 31, 2007, and revenues of $17.6 billion for the year then ended.  CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865.  CIGNA Corporation was incorporated in the State of Delaware in 1981.

As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries.  CIGNA Corporation is a holding company and is not an insurance company.  Its subsidiaries conduct various businesses, which are described in this Form 10-K.

CIGNA’s revenues are derived principally from premiums, fees, mail order pharmacy, other revenues and investment income as described on page 41 and 42.  The financial results of CIGNA’s businesses are reported in the following segments:

•	Health Care;

•	Disability and Life;

•	International;

•	Other Operations; and

•	Run-off Reinsurance.

Available Information

CIGNA’s Internet address is http://www.cigna.com.  CIGNA’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available through CIGNA’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.  See “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 10 on page 106 of this Form 10-K for additional available information.

B.      Financial Information about Business Segments

The financial information included in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  Certain reclassifications have been made to prior years’ financial information to conform to the 2007 presentation.  Industry rankings and percentages set forth below are for the year ended December 31, 2006, unless otherwise indicated.  Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

Financial data for each of CIGNA’s business segments is set forth in Note 19 to the Financial Statements on page 96 of this Form 10-K.

C.    Health Care

CIGNA’s Health Care operations (“CIGNA HealthCare”) offer insured and self-funded medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide individuals with comprehensive health care benefit programs.  CIGNA HealthCare also provides disability and life insurance products that were historically sold in connection with certain experience-rated medical products. These products and services are provided and administered by subsidiaries of CIGNA Corporation.

CIGNA HealthCare is focused on helping to improve the health, well-being and security of the individuals whom CIGNA serves.  CIGNA HealthCare believes the most sustainable approach to enhancing quality and managing health care costs is to fully engage consumers in their own health care.  Therefore, CIGNA HealthCare seeks to engage its members by providing actionable information about health, including information about the cost and quality of care, that members can use to make informed choices about health care for themselves and their families.

Underlying CIGNA HealthCare’s operations is a foundation of clinical expertise and an ability to provide quality service at a competitive cost.  CIGNA HealthCare’s strengths include:  (1) its ability to integrate medical and specialty product offerings to achieve a more holistic and integrated approach to members’ health that promotes consistent case management; and (2) its ability to provide predictive modeling and other analytical tools (for example, through the Company’s exclusive access to analytical tools and algorithms developed by the University of Michigan), to assist in providing targeted outreach and health advocacy by CIGNA’s clinical professionals to CIGNA HealthCare members.

Principal Products and Services and Funding Arrangements

With the exception of HMO and Medicare Part D products, each of CIGNA HealthCare's products (as described below) is offered with multiple funding options (also described below).  CIGNA may sell multiple products under the same funding arrangement to the same customer.  Accordingly, the revenue table included in Management’s Discussion and Analysis (MD&A) on page 49 reflects both the product type and funding arrangement.

Medical

CIGNA HealthCare provides a wide array of products and services to meet the needs of employers and other sponsors of health benefit plans and the employees and dependents participating in these plans, including:

•
Health Maintenance Organizations "(HMOs"). HMOs are required by law to provide coverage for all basic health services.  They use various tools to facilitate the appropriate use of health care services through employed and/or contracted health care providers.  HMOs control unit costs by negotiating rates of reimbursement with providers and by requiring that certain treatments be authorized for coverage in advance.  CIGNA HealthCare offers HMO plans that require members to obtain all non-emergency services from participating providers as well as point of service (“POS”) HMO plans that also provide a lesser level of insurance coverage for out-of-network care from non-participating providers.

•
Network, Point of Service ("POS") and Open Access Plus Plans.  CIGNA HealthCare offers a product line of non-HMO managed care benefit plans.  All benefit plans in the managed care product line use meaningful coinsurance differences for “in-network” versus out-of-network care, give members the option of selecting a primary care physician, and use a national provider network, which is somewhat smaller than the national network used with the preferred provider ("PPO") plan product line.  The “Network” product covers only those services provided by CIGNA HealthCare participating providers and emergency services provided by non-participating providers.  POS and Open Access Plus plans cover health care services provided by participating, (“in-network”), and non-participating (“out-of-network”) health care providers.

•
Preferred Provider ("PPO") Plans.  CIGNA HealthCare also offers a PPO product line that features a broader national network with generally less favorable provider discounts than the managed care products described above, no option to select a primary care physician, and in-network and out-of-network coverage, but with lesser benefit incentives to encourage the use of participating providers.

•
Voluntary Plans.  CIGNA HealthCare's voluntary medical products are offered to employers with 51 or more eligible employees and are designed to meet the needs of the working uninsured (such as hourly or part-time employees) by offering more limited and more affordable coverage than traditional major medical plans. CIGNA HealthCare strengthened its presence in the voluntary benefits marketplace in 2006 with the acquisition of the Star HRGSM voluntary health insurance business and the introduction of the Fundamental CareSM product that provides higher coverage levels than other limited benefit plans.

•
CIGNA Choice Fund®, Health Reimbursement Arrangement ("HRAs"), Health Savings Accounts ("HSAs") and Flexible Spending Accounts ("FSAs").  In connection with many of the products described above, CIGNA offers the CIGNA Choice Fund® suite of consumer-directed products, including HRA, HSA and FSA options.  An HRA allows employers to choose from a variety of benefit plan designs (such as HMO or PPO) and for employees to fund unreimbursed health care expenses with reimbursement account funds that can be rolled over from year to year.  HSA plans allow employers to choose from a variety of benefit plan designs and funding options and combine a high deductible payment feature for a health plan with a tax-preferred savings account offering mutual fund investment options.  Funds in an HSA can be used to pay the deductible and for other eligible tax-deductible medical expenses.  In connection with its consumer-directed products, CIGNA offers Custom Benefit BuilderSM, a tool that allows members to customize plan options including copayments and deductible levels, to create a personalized benefit design that meets their individual needs.  In 2007, CIGNA expanded the availability of its HRA plans to smaller businesses with 51-200 employees and also began offering an integrated HSA product to this segment.  The HRA and HSA products for employers with 51-200 employees are now available in 49 states as well as in Puerto Rico and the U.S. Virgin Islands.

•
Stop-Loss Coverage.  CIGNA HealthCare offers stop-loss insurance coverage to both experience-rated and self-insured plans.  This stop-loss coverage reimburses the plan for claims in excess of some predetermined amount, for either specific individuals, the entire group in aggregate, or both.

•
Shared Administration Services.  CIGNA HealthCare makes available to self-insured Taft-Hartley trusts shared administration products.  CIGNA HealthCare provides these self-insured plans access to its national provider network and provides claim re-pricing and other services (e.g. utilization management).

Specialty

Health Advocacy and CareAlliesSM.  Through its CareAlliesSM brand, CIGNA offers medical management, disease management, and health advocacy services to employers and other plan sponsors.  CareAlliesSM services are not only offered to members covered under CIGNA HealthCare administered plans but also to those employees who have elected coverage under a plan offered through their employer by competing insurers/third party administrators.  CareAlliesSM offers a consistent set of services to address the clinical and administrative inconsistencies that are inherent in the multi-vendor approach.  Through its health advocacy programs, CIGNA HealthCare works to:

•	help healthy people stay healthy;

•	help people change behaviors that are putting their health at risk;

•	help people with existing health care issues access quality care and practice healthy self-care; and

•	help people with a disabling illness or injury return to productive work quickly and safely.

In addition, CIGNA HealthCare offers a wide array of programs and services to help individuals improve the health of the mind and body, including:

•	Early intervention by CIGNA's network of over 2,500 clinical professionals.

•
CIGNA’s online health assessment, powered by analytics from the University of Michigan Health Management Research Center, which helps members identify potential health risks and learn what they can do to live a healthier life.

•	The CIGNA Well Aware for Better Health® program, which helps patients with chronic conditions such as asthma, diabetes, depression and weight complications better manage their conditions.

•	CIGNA Health Advisor®, one of our fastest-growing offerings, which provides consumers with access to a personal health coach to help them reach their health and wellness goals.

•	CIGNA's Well Informed program (first available in January 2008), which uses clinical rules-based software to identify potential gaps and omissions in members' health care through analysis of the Company’s integrated medical, behavioral, pharmacy and lab data allowing CIGNA to communicate the gaps to the member and the member’s doctor.

•	Online coaching capabilities provided by United Kingdom (U.K.)-based vielife, which CIGNA acquired in 2006.

Behavioral Health.  CIGNA Behavioral Health provides behavioral health care benefit products, behavioral health care management, employee assistance programs, and work/life programs to employer sponsored benefit plans, HMOs, governmental entities and disability insurers.  CIGNA Behavioral Health focuses on integrating its programs and services to facilitate customized, holistic care.

As of December 31, 2007, CIGNA Behavioral Health’s national network had approximately 61,500 access points to independent psychiatrists, psychologists and clinical social workers and approximately 5,200 facilities and clinics that are reimbursed on a contracted fee-for-service basis.

In 2008, CIGNA plans to integrate the CIGNA Behavioral Health, vielife and CareAlliesSM brands and operations into a unified Health Solutions unit that will support CIGNA's health advocacy strategy and manage the delivery of the Company’s health and wellness programs, including: condition and disease management, maternity management, case management, lifestyle management, health coaching (including online), employee assistance, work/life balance, mental health and substance abuse, health assessment, oncology support, transplant network/management, 24-hour health information line, wellness consulting, and the Healthy Rewards® discount program.

Dental.  CIGNA Dental Health offers a variety of dental care products including managed care, dental preferred provider organization (“DPPO”), dental exclusive provider organization (“DEPO”) and traditional indemnity products.  Customers can purchase CIGNA Dental Health products as stand-alone products or integrated with CIGNA HealthCare’s medical products.  As of December 31, 2007, CIGNA Dental Health members totaled approximately 11 million, representing employees at more than one-third of all Fortune 100 companies.  Managed dental care products are offered in 36 states and the District of Columbia through a network of independent providers that have contracted with CIGNA to provide dental services to members.

CIGNA Dental members access care from one of the largest dental HMO and dental PPO networks in the U.S., with approximately 107,000 DPPO-contracted access points (approximately 53,000 unique providers) and approximately 38,000 dental HMO-contracted access points (approximately 10,000 unique providers).

CIGNA Dental Health stresses preventive dentistry; it believes that promoting preventive care contributes to a healthier workforce, an improved quality of life, increased productivity and fewer treatment claims and associated costs over time.  CIGNA Dental Health offers members a dental treatment cost estimator and a dental plan cost estimator to educate individuals on oral health and aid them in their dental health care decision-making.

Pharmacy. CIGNA HealthCare offers prescription drug plans to its insured and self-funded customers both in conjunction with its medical products and on a stand-alone basis.  CIGNA HealthCare has a nationwide network of approximately 57,000 contracted pharmacies that it uses in connection with its HMO, Network, POS, PPO and Choice Fund® products.  In addition, CIGNA HealthCare provides managed pharmacy benefit programs in connection with its HMO and POS products as well as Pharmacy Outcome Improvement programs that take a holistic approach to helping improve outcomes for members and managing medical costs for customers.

CIGNA HealthCare's pharmacy products and services are a part of the Company’s efforts to integrate clinical programs and case management across medical, behavioral and pharmacy, and implement effective cost-management programs.  Programs that reflect this integration of medical, behavioral and pharmacy offerings include:

•
a prescription drug price comparison tool that gives members price comparisons on branded and generic drugs from pharmacy retailers and mail order, showing out-of-pocket as well as total anticipated costs, of the prescription;

•	DrugCompareTM and Medication Library where members can obtain detailed information and comparisons of medications;

•	Prescription Claim History Tool, which enables consumers to see their combined retail and home delivery prescription history to help plan for and track out-of-pocket expenses; and

•	CIGNA HealthCare’s Step Therapy Program, which gradually encourages members to use generic drugs for anti-ulcer, hypertension, high cholesterol and allergic rhinitis medications through communications with the consumer and the consumer’s physician.

CIGNA Tel-Drug®.  CIGNA HealthCare also offers cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through its CIGNA Tel-Drug® operation.  CIGNA Tel-Drug Home Delivery Pharmacy provides a member-focused, efficient home delivery pharmacy with high standards of quality, accuracy and member care relating to maintenance and specialty medications.  Orders may be submitted through the mail, via phone or through the internet at myCIGNA.com.  Refill reminders, generic conversion programs and 24-hour access to licensed pharmacists support CIGNA's goals of low net cost, medication adherence and member service, resulting in a positive Return on Health SM.

Medicare Part D.  CIGNA's Medicare Part D prescription drug program, CIGNA Medicare Rx SM, provides a number of plan options as well as service and information support to medicare-eligible members aged 65 and over.  CIGNA Medicare Rx SM is available in all 50 states and the District of Columbia.

Retail Pharmacies.  CIGNA operates 18 retail pharmacies, including on-site retail pharmacies for customers to serve the needs of CIGNA HealthCare members.

Funding Arrangements

The segment’s health care products and services are offered through the following funding arrangements:

•	guaranteed cost;

•	retrospectively experience-rated (including minimum premium funding arrangements); and

•	service.

Guaranteed Cost.  Under guaranteed cost funding arrangements, group policyholders pay a fixed premium and CIGNA bears the risk for claims and costs that exceed the premium.  The HMO product is offered only on a guaranteed cost basis.

Retrospectively Experience-rated (Including Minimum Premium).  Under retrospectively experience-rated funding arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period.  CIGNA generally bears the risk if claims and expenses exceed premiums, but has the potential to recover these deficits from margins in future years if coverage is renewed.  For additional discussion, see “Pricing, Reserves and Reinsurance” on page 7.

Under minimum premium funding arrangements, instead of simply paying a fixed monthly premium, the group policyholder establishes and funds a bank account and authorizes the insurer to draw upon funds in the account to pay claims.  The policyholder pays a monthly residual premium while the policy is in effect and a supplemental premium (to cover reserves for run-out claims and expenses) upon termination.  Minimum premium funding arrangements combine insurance protection with an element of self-funding.  The policyholder is responsible for funding all claims up to a predetermined aggregate, maximum amount, and CIGNA bears the risk for claim costs incurred in excess of that amount.  CIGNA has the potential to recover this deficit from margins in future years if the policy is renewed.  Accordingly, minimum premium funding arrangements have a risk profile similar to retrospectively experience-rated insurance arrangements.

Service.  Under the service funding arrangement, CIGNA HealthCare contracts with employers on an administrative services only (“ASO”) basis to administer claims.  CIGNA HealthCare collects administrative service fees in exchange for providing ASO plans with access to CIGNA HealthCare's applicable participating provider network and for providing other services and programs, including: quality management, utilization management; cost containment; health advocacy; 24-hour help line; case management; disease management; pharmacy benefit management; behavioral health care management services (through its provider networks); or a combination of the above.  The employer/plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA HealthCare or other insurers for claims in excess of some predetermined amount, for either individuals, the entire group in aggregate, or both.

Financial information regarding premiums and fees is presented on page 48 in the MD&A section of this Form 10-K.  Other financial information about the Health Care segment is presented elsewhere in the MD&A section and

Note 19 to CIGNA's 2007 Financial Statements on page 96 of this Form 10-K.

Service and Quality

CIGNA HealthCare operates eight service centers that together processed approximately 107 million medical claims in 2007.  Satisfying customers and members is a primary business objective and critical to the Company’s success.  To address a variety of member issues, CIGNA HealthCare offers members access to its grievance and appeals processes.  CIGNA operates six member service centers that members can call toll-free to address requests for information and complaints and grievances.  CIGNA HealthCare customer service representatives are empowered to immediately resolve a wide range of issues to help members obtain the most from their benefit plan.  In many cases, a customer service representative can resolve the member’s issue.  If an issue cannot be resolved informally, CIGNA HealthCare has a formal appeals process that can be initiated by telephone or in writing and involves two levels of internal review.  For those matters not resolved by internal reviews, CIGNA HealthCare members are offered the option of a voluntary external review of claims.  The CIGNA HealthCare formal appeals process addresses member inquiries and appeals concerning initial medical necessity based coverage determinations and other benefits/coverage determinations.  CIGNA HealthCare’s formal appeals process meets National Committee for Quality Assurance (NCQA), Employee Retirement Income Security Act (ERISA), Utilization Review Accreditation Commission (URAC) and/or applicable state regulatory requirements.

CIGNA HealthCare's commitment to promoting quality care and service to its customers is reflected in a variety of activities, including:  the credentialing of medical providers and facilities that participate in CIGNA HealthCare's managed care and PPO networks; the development of the CIGNA Care Network® described below, and participation in initiatives that provide information to members to enable educated health care decision making.

Participating Provider Network.  CIGNA has an extensive national network of participating health care providers, which as of December 31, 2007 consisted of  approximately 5,100 hospitals and approximately 542,000 providers as well as other facilities, pharmacies and vendors of health care services and supplies.  As of December 31, 2006, CIGNA's national network of participating health care providers consisted of approximately 5,000 hospitals and approximately 519,000 providers.

In most instances, CIGNA contracts directly with the participating provider to provide covered services to members at agreed-upon rates of reimbursement.  In some instances, however, CIGNA companies contract with third parties for access to their provider networks.  In addition, CIGNA has entered into strategic alliances with several regional managed care organizations (Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan, and MVP Health Plan) to gain access to their market leading provider networks and discounts.

CIGNA Care Network®.  CIGNA Care Network® is a benefit design option available for CIGNA HealthCare administered plans in 58 service areas across the country.  CIGNA Care Network® is a subset of participating physicians in certain specialties who are designated as CIGNA Care Network® providers based on specific quality and cost-efficiency selection criteria.  Members pay reduced co-payments or co-insurance when they receive care from a specialist designated as a CIGNA Care Network® provider.  CIGNA participating specialists are evaluated annually for the CIGNA Care Network® designation.

Provider Credentialing.  CIGNA HealthCare credentials physicians, hospitals and other health care providers in its participating provider networks using quality criteria which meets or exceeds the standards of external accreditation or state regulatory agencies, or both.  Typically, most providers are recredentialed every three years.

Health Plan Credentialing.  Each of CIGNA’s 23 HMO and POS plans that have undergone an accreditation review have earned the highest rating possible – Excellent – from the NCQA and have earned Distinction for NCQA's Quality Plus Member Connections and Physician and Hospital Quality standards.  The Member Connections standards assess a plan's web-based and telephonic consumer decision support tools.  The Physician and Hospital Quality standards assess how well a plan provides members with information about physicians and hospitals in its network to help consumers make informed health care decisions.  In early 2008, CIGNA received “Full” accreditation (the highest rating possible) from NCQA for its PPO plans and for CIGNA’s Open Access Plus plans nationwide.  The case management and utilization management programs provided to CIGNA members have been awarded full accreditation by URAC.

HEDIS® Measures.  In addition, CIGNA participates in NCQA’s Health Plan Employer Data and Information Set (“HEDIS®”) Quality Compass Report.  HEDIS® Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care organization clinical programs.  CIGNA’s national results compare favorably to industry averages.

Technology.  CIGNA HealthCare understands the critical importance of information technology to the level of service the Company is able to provide to its customers and to the continued growth of the health care business.  The health care marketplace is evolving and the level of service that is acceptable to consumers today may not be acceptable tomorrow.  Therefore, CIGNA HealthCare continues to invest in its information technology infrastructure and capabilities including technology essential to fundamental claim administration and customer service, as well as tools and Internet-enabled technology that support CIGNA HealthCare's focus on engaging members in health care decisions.

For example, CIGNA HealthCare has developed a range of consumer decision support tools including:

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

•
a number of interactive online cost and quality information tools that compare hospital quality and efficiency information, prescription drug choices and average price estimates and member-specific average out-of-pocket cost estimates for certain medical procedures; and

•	Health Risk Assessment, an online interactive tool through which consumers can identify potential health risks and monitor their health status.

In addition, a special website designed for seniors was launched in 2007 to offer customized features as well as access to both the myCIGNA.com and cigna.com websites.

Pricing, Reserves and Reinsurance

Premiums and fees charged for HMO and most health insurance products and life insurance products are generally set in advance of the policy period and are guaranteed for one year.  Premium rates are established either on a guaranteed cost basis or on a retrospectively experience-rated basis.

Charges to customers established on a guaranteed cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period.  A guaranteed cost pricing methodology reflects assumptions about future claims, health care inflation (unit cost, location of delivery of care and utilization), the adequacy of fees charged for administration and risk assumption, effective medical cost management, expenses, credit risk, enrollment mix, investment returns, and profit margins.  Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience.  Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups.  In addition, pricing for health care products that use networks of contracted providers reflects assumptions about the impact of the reimbursement rates in the provider contracts on future claims.  Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors.  In some states, premium rates must be approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

Premiums established for retrospectively experience-rated business may be adjusted for the actual claim and, in some cases, administrative cost experience of the account through an experience settlement process subsequent to the policy period.  To the extent that the cost experience is favorable in relation to the prospectively determined premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund.  If claim experience is adverse in relation to the initial premiums, CIGNA may recover the resulting experience deficit, according to contractual provisions, through future premiums and experience settlements, provided the policy remains in force.

CIGNA HealthCare contracts on an ASO basis with customers who fund their own claims.  CIGNA HealthCare charges these customers administrative fees based on the expected cost of administering their self-funded programs.  In some cases, CIGNA provides performance guarantees related to its administrative function.  If these standards are not met, CIGNA HealthCare may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount.

In addition to paying current benefits and expenses under insurance policies and HMO service agreements, CIGNA HealthCare establishes reserves for amounts estimated to settle reported claims not yet paid, as well as claims incurred, but not yet reported.  Also, liabilities are established for estimated experience refunds based on the results of retrospectively experience-rated policies and applicable contract terms.

As of December 31, 2007, approximately $1.08 billion, or 69% of the reserves of CIGNA's Health Care operations comprise liabilities that are likely to be paid within one year, primarily for medical and dental claims, as well as certain group disability and life insurance claims.  Of the reserve amount expected to be paid within one year, $258 million relates to amounts recoverable from certain ASO customers and from minimum premium policyholders, and is offset by a receivable.  The remaining reserves related primarily to contracts that are short term in nature, but have long term payouts and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors and contract holder deposit funds.

CIGNA HealthCare credits interest on experience refund balances to retrospectively experience-rated policyholders through rates that are set at CIGNA HealthCare’s discretion taking investment performance and market rates into consideration.  Generally, for interest-crediting rates set at CIGNA HealthCare’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities.  For 2007, the rates of interest credited ranged from 3.25% to 4.30%, with a weighted average rate of 3.70%.

The profitability of CIGNA HealthCare's fully insured health care products depends on the adequacy of premiums charged relative to claims and expenses.  For medical and dental products, profitability reflects the accuracy of cost projections for health care (unit costs and utilization), the adequacy of fees charged for administration and risk assumption and effective medical cost and utilization management.

CIGNA HealthCare reduces its exposure to large catastrophic losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Markets and Distribution

CIGNA HealthCare targets the following markets for its products:

•	national accounts, which are multi-site employers with more than 5,000 employees;

•	regional accounts, which are generally defined as multi-site employers with more than 200 but fewer than 5,000 employees, and single-site employees with more than 200 employees;

•	small business and individual, which includes employers with 2 - 200 employees and individuals;

•	government, which includes employees in federal, state and local governments, primary and secondary schools, and colleges and universities;

•	Taft-Hartley plans, which includes members covered by union trust funds;

•	seniors, which focuses on the health care needs of individuals 50 years and older; and

•	voluntary, which focuses on employers with working uninsured employees.

To date, the national and regional account markets have comprised a significant amount of CIGNA HealthCare's business.

CIGNA HealthCare employs group sales representatives to distribute its products and services through insurance brokers and insurance consultants or directly to employers.  CIGNA HealthCare also employs representatives to sell utilization review services, managed behavioral health care and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups.  As of December 31, 2007, the field sales force for the products and services of this segment consisted of approximately 840 sales representatives in approximately 100 field locations.

Competition

CIGNA HealthCare's business is subject to intense competition, and industry consolidation has created an even more competitive business environment.  While no one competitor or small number of competitors dominates the health care market, CIGNA expects a continuing trend of consolidation in the industry with the emergence of consumer engagement intensifying this trend.

In certain geographic locations some health care companies may have significant market share positions.  A large number of health care companies and other entities compete in offering similar products.  Competition in the health care market exists both for employers and other groups sponsoring plans and for the employees in those instances where the employer offers its employees the choice of products of more than one health care company.  Most group policies are subject to annual review by the policyholder, who may seek competitive quotations prior to renewal.

The principal competitive factors are: quality of service; scope; cost-effectiveness and quality of provider networks; effectiveness of medical care management; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales.  In addition, financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor.  For more information concerning insurance ratings, see “Ratings” in Section J beginning on page 25.  CIGNA HealthCare believes that its national scope, integrated approach to consumer engagement, breadth of product and funding offerings, clinical care and medical management capabilities and funding options are strategic competitive advantages.  These advantages allow CIGNA to respond to the diverse needs of its customer base in each market in which it operates.  CIGNA also believes that its focus on helping to improve the health, well-being and security of its members will allow it to distinguish itself from its competitors.

The principal competitors are:

•	other large insurance companies that provide group health and life insurance products;

•	Blue Cross and Blue Shield organizations;

•	stand-alone HMOs and PPOs;

•	third party administrators;

•	HMOs affiliated with major insurance companies and hospitals; and

•	national managed pharmacy, behavioral health and utilization review services companies.

Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers.  In addition to these traditional competitors, a new group of competitors is emerging.  These new competitors are focused on delivering employee benefits and services through Internet-enabled technology that allows consumers to take a more active role in the management of their health.  This is accomplished primarily through financial incentives and access to enhanced medical quality data.  The effective use of the Company’s health advocacy capabilities, decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and CIGNA believes they will be competitive differentiators.  CIGNA believes that it has the capabilities and appropriate strategy to allow it to compete against both traditional and new competitors.

Industry Developments and Strategic Overview

Both state and federal lawmakers have supported a broad range of health care reform efforts due to the recent demand for changes to the health care industry.  The proposal and/or passing of any reform initiatives would affect the health care industry in general and CIGNA, specifically. CIGNA advocates creating a value-based healthcare system that makes access to care universal, fosters and rewards quality, and makes care more affordable by educating consumers to the true costs and quality of care and supporting better decision making.  CIGNA envisions such a system as a partnership between private and public sectors, taking the best of what the private and public sector programs offer and creating a system that addresses the needs of all.  CIGNA is intensely involved in developing workable solutions for reforming America's healthcare system.

As part of its business strategy, CIGNA continually evaluates potential acquisitions and other transactions that could enhance the Company’s competitive capabilities and provide a basis for membership growth and/or improved medical costs.  In 2007 CIGNA entered into a definitive agreement to acquire the assets of Great-West Healthcare, the healthcare division of Great-West Life & Annuity and acquired Sagamore Health Network, Inc., an Indiana-based health care provider network vendor.

Also, in connection with CIGNA's long-term business strategy, the Company intends to continue to focus on the fundamentals of its health care business in order to provide consistent, reliable service to customers at a competitive cost; differentiating the health care business from its competitors by facilitating consumer engagement to realize improvement in the individual’s health and well-being; and segment expansion, particularly in the voluntary, individual, small employer (fewer than 200 employees) and seniors markets, in which CIGNA HealthCare expects high-growth opportunities that complement its core business.

D.    Disability and Life

Principal Products and Services

CIGNA's Disability and Life operations provide the following insurance products and their related services:  group life insurance, long-term and short-term disability insurance, workers’ compensation and disability case management, and accident and specialty insurance.  These products and services are provided by subsidiaries of CIGNA Corporation.

Disability Insurance

CIGNA markets group long-term and short-term disability insurance products and services in all states and statutorily required disability insurance plans in certain states.  These products and services generally provide a fixed level of income to replace a portion of wages lost because of disability. They also provide assistance to the employee in returning to work and assistance to the employer in managing the cost of employee disability.  Group disability coverage is typically employer-paid or a combination of employer and employee-paid.

CIGNA also provides case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits.

CIGNA’s disability insurance products may be integrated with behavioral programs, workers’ compensation, medical programs, social security advocacy, and the Family and Medical Leave Act and leave of absence administration.  CIGNA believes this integration provides customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers.  Combining CIGNA disability and medical programs provides enhanced opportunities to influence outcomes, reduces the cost of both medical and disability events and improves the return to work rate.  CIGNA has formalized an integrated approach to health and wellness through the  Disability and Healthcare Connect Program.  This program uses information from the CIGNA HealthCare and Disability databases to help identify, treat and manage disabilities before they become chronic, longer in duration and more costly.  Proactive outreach from CIGNA Behavioral Health assists employees suffering from a mental health condition, either as a primary condition or as a result of another condition.  CIGNA may receive fees for providing these integrated services to clients.

CIGNA is a leader in returning employees to work quickly.  Shorter disability claim durations mean higher productivity and lower cost for employers and a better quality of life for their employees.  Employees also report a high degree of satisfaction with the support CIGNA provides them to manage their disabilities and return them back to work.  Data from a 2006 customer satisfaction survey showed that 9 out of 10 of CIGNA's short-term and long-term disability claimants were satisfied or very satisfied with how their claims were handled.

Approximately 5,600 disability policies covering approximately 4.3 million lives were outstanding as of December 31, 2007.

Life Insurance

Group life insurance products include group term life and group universal life.  Group term life insurance may be employer-paid basic life insurance or employee-paid supplemental life insurance.

CIGNA no longer actively markets group universal life insurance, but continues to administer the product for existing contractholders.  Group universal life insurance is a voluntary life insurance product in which the owner may accumulate cash value.  The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed rate, and may be borrowed, withdrawn, or used to fund future life insurance coverage.  With group variable universal life insurance, the cash value varies directly with the performance of the underlying investments and neither the return nor the principal is guaranteed.

Approximately 6,100 group life insurance policies covering approximately 6.0 million lives were outstanding as of December 31, 2007.

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

Voluntary benefits are those principally paid by the employee and are offered at the employer’s worksite.

CIGNA plans provide, among other services, flexible enrollment options, list billing, medical underwriting, and individual record keeping. CIGNA designed its voluntary offerings to offer employers a complete and simple way to manage their benefits, including personalized enrollment communication and administration of the benefits program.

Markets and Distribution

CIGNA markets the group insurance products and services described above to employers, employees, professional and other associations and groups.  In marketing these products, CIGNA targets customers with 50 or more employees and employs group sales representatives to distribute the products and services of this segment through insurance brokers and consultants.  As of December 31, 2007, the field sales force for the products and services of this segment consisted of approximately 200 sales professionals in 27 field locations.

Pricing, Reserves and Reinsurance

Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are generally guaranteed for one to three years, but contracts may be subject to early termination.

Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience.

Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder’s fund balance.  Interest credited and mortality charges for universal life, and mortality charges on variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience.

In addition to paying current benefits and expenses, CIGNA establishes reserves in amounts estimated to be sufficient to pay reported claims not yet paid, as well as claims incurred but not yet reported.  For liabilities with longer-term pay-out periods such as long-term disability, reserves represent the present value of future expected payments.  CIGNA discounts these expected payments using assumptions for interest rates and the length of time over which claims are expected to be paid. The annual effective interest rate assumption used in determining reserves for most of the long-term disability insurance business is 4.75% for claims that were incurred in 2007 and 2006.  For universal life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder’s fund balance.

The profitability of this segment’s products depends on the adequacy of premiums charged relative to claims and expenses.  Effectiveness of return to work programs as well as adequate return on invested assets impact the profitability of disability insurance products.  For life insurance products, the degree to which future experience deviates from mortality, morbidity and expense assumptions also affect profitability.

In order to reduce its exposure to large individual and catastrophe losses under group life, disability and accidental death contracts CIGNA purchases reinsurance from unaffiliated reinsurers.

Competition

The principal competitive factors that affect the products of the Disability and Life segment are underwriting and pricing, the quality and effectiveness of claims management, relative operating efficiency, distribution methodologies and producer relations, the variety of products and services offered, and the quality of customer service.  The Company believes that CIGNA's claims management capabilities provide a competitive advantage in this marketplace.

For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor.  For more information concerning insurance ratings, see “Ratings” in Section J beginning on page 25.

The principal competitors of CIGNA’s group disability, life and accident businesses are other large and regional insurance companies that market and distribute these types of products.

As of December 31, 2007, CIGNA is one of the top providers of group disability, life and accident insurance, based on premiums.

Industry Developments and Strategic Initiatives

The group insurance market remains highly competitive as the rising cost of providing medical coverage to employees has forced companies to reevaluate their overall employee benefit spending.  Demographic shifts have further driven demand for products and services that are sufficiently flexible to meet the evolving needs of employers and employees who want innovative, cost-effective solutions to their insurance needs.

Employers are also expressing a growing interest in employee wellness, absence management and productivity and recognizing a strong link between health, productivity and their profitability.  As a result, employers are looking to offer programs that promote a healthy lifestyle, offer assistance in returning to work and integrate healthcare and disability programs. CIGNA believes it is well positioned to deliver integrated solutions that address these broad employer and employee needs. CIGNA also believes that its strong disability management portfolio and fully integrated programs provide employers and employees tools to prevent disability and mitigate its impact on health, productivity and the employers’ profitability.

E.     International

CIGNA’s international operations offer life, accident and supplemental health insurance products and international health care products and services.  These products and services are provided by subsidiaries of CIGNA Corporation, including foreign operating entities.

Principal Products and Markets

Life, Accident and Supplemental Health Insurance

CIGNA International’s life, accident and supplemental health insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals.  These products are marketed primarily through distribution partners with whom the individual has an affinity relationship.  Supplemental health products provide a specified payment for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, cancer and other dread disease coverages.  Variable universal life insurance products are also included in the product portfolio.  CIGNA International’s life, accident and supplemental health insurance operations are located in South Korea, Taiwan, Hong Kong, Indonesia, New Zealand, People’s Republic of China, Thailand, and the European Union.  In the third quarter of 2007, CIGNA sold its Chilean insurance operations.  In the third quarter of 2006, CIGNA entered into negotiations to sell its Brazilian life insurance business which is in run-off. The sale, which is subject to regulatory approval, is expected to close in 2008.

International Health Care Benefits

CIGNA International’s health care operations primarily consist of products and services to meet the needs of multinational companies and their expatriate employees and dependents.  These benefits include medical, dental, vision, life, accidental death and dismemberment and disability products.  The customers of CIGNA International’s expatriate benefits business are multinational companies and international organizations headquartered in the United States, Canada, Europe, the Middle East and other international locations.  The expatriate benefits products and services are offered through guaranteed cost, experience-rated, administrative services only, and minimum premium funding arrangements. For definitions of funding arrangements, see “Funding Arrangements” in Section C on page 5.

In addition, CIGNA International’s health care operations include medical products, which are provided through group benefits programs in the United Kingdom and Spain. These products are primarily medical indemnity insurance coverage, with some offerings having managed care or administrative service aspects.  These products generally provide an alternative or supplement to government programs.  In the fourth quarter of 2007, CIGNA sold its Guatemalan health insurance operations.

Distribution

CIGNA International’s life, accident and supplemental health insurance products are distributed primarily through direct marketing channels, such as outbound telemarketing, in-branch bancassurance and direct response television.  Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners.  These affinity partners primarily include banks, credit card companies and other financial institutions.

CIGNA International’s health care products are distributed through independent brokers and consultants, select partners as well as CIGNA International’s own sales personnel.

Pricing, Reserves and Reinsurance

Premiums for CIGNA International’s life, accident and supplemental health insurance products are based on assumptions about mortality, morbidity, customer retention, expenses and target profit margins, as well as interest rates.  The profitability of these products is affected by the degree to which future experience deviates from these assumptions.

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

The profitability of health care products is dependent upon the accuracy of projections for health care inflation (unit cost, location of delivery of care and utilization), the adequacy of fees charged for administration and risk assumption and, in the case of managed care products, effective medical cost management.

In addition to paying current benefits and expenses, CIGNA International establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, as well as claims incurred but not yet reported. Additionally, for some individual life insurance and supplemental health insurance products, CIGNA International establishes policy reserves which reflect the present value of expected future obligations less the present value of expected future premiums net of costs and profits.  CIGNA International defers acquisition costs incurred in the sales of long-duration life, accident and supplemental health products.  For most products, these costs are amortized in proportion to premium revenue recognized, the timing of which is impacted by customer retention.  For variable universal life products, acquisition costs are amortized in proportion to expected gross profits.

CIGNA International reduces its exposure to large and/or multiple losses arising out of a single occurrence by purchasing reinsurance from unaffiliated reinsurers.

Competition

Competitive factors in CIGNA International’s life, accident and supplemental health operations include product innovation and differentiation, efficient management of direct marketing processes, commission levels paid to distribution partners, and quality of claims and policyholder services.

The principal competitive factors that affect CIGNA International’s health care operations are underwriting and pricing, relative operating efficiency, relative effectiveness in medical cost management, product innovation and differentiation, producer relations, and the quality of claims and customer service.  In most overseas markets, perception of financial strength is also an important competitive factor.

For the life, accident and supplemental health insurance line of business, locally based competitors are primarily locally based insurance companies, including insurance subsidiaries of banks.  However, insurance company competitors in this segment primarily focus on traditional product distribution through captive agents, with direct marketing being a secondary objective.  CIGNA International estimates that it has less than 2% market share of the total life insurance premiums in any given market in which it operates.

For the expatriate benefits business, CIGNA International is a market leader in the U.S., whose primary competitors include U.S.-based and European health insurance companies with global expatriate benefits operations.  For the health care operations in the UK and Spain, the primary competitors are regional and local insurers, with CIGNA's market share at less than 5% of the premiums of the total local healthcare market.

CIGNA International expects that the competitive environment will intensify as U.S. and Europe-based insurance and financial services providers pursue global expansion opportunities.

CIGNA International conducts some of its international health care benefits operations and all of its life, accident and supplemental health insurance operations through foreign operating entities that maintain assets and liabilities in local currencies.  This reduces the exposure to economic loss resulting from unfavorable exchange rate movements.  For information on the effect of foreign exchange exposure, see “Market Risk” on page 62 and Note 2(R) to CIGNA’s 2007 Financial Statements on page 78 of this Form 10-K.

South Korea represents the single largest geographic market for CIGNA International’s businesses.  In 2007, South Korea generated 31% of CIGNA International’s revenues and 41% of its segment earnings.  For information on the concentration of risk with respect to CIGNA International’s business in South Korea, see “Other Items Affecting International Results” on page 53 of this Form 10-K.

Industry Developments

Pressure on social health care systems and increased wealth and education in emerging markets is leading to higher demand for products providing health insurance and financial security.  In the life, accident and supplemental health business, direct marketing is growing and attracting new competitors while industry consolidation among financial institutions and other affinity partners continues.  For the international health care benefits business, trade liberalization and rapid economic growth in emerging markets is leading to multi-national companies expanding foreign operations.

F.     Other Operations

Other Operations consists of:

•       non-leveraged and leveraged corporate-owned life insurance;

•       deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•       run-off settlement annuity business.

The products and services related to these operations are or were offered by subsidiaries of CIGNA Corporation.

Corporate-owned Life Insurance (“COLI”)

Principal Products and Markets

The principal products of the COLI business are permanent insurance contracts sold to corporations to provide coverage on the lives of certain of their employees.  Permanent life insurance provides coverage that, when adequately funded, does not expire after a term of years.  The contracts are primarily non-participating universal life policies.  The key distinction between leveraged and non-leveraged COLI products is that, with leveraged COLI, the product design anticipates borrowing by the policy owner of a portion of the surrender value, while policy loans are not a significant feature of non-leveraged COLI.

Universal life policies typically provide flexible coverage and flexible premium payments.  Policy cash values fluctuate with the amount of the premiums paid, mortality and expense charges assessed, and interest credited to the policy. Variable universal life policies are universal life contracts in which the cash values vary directly with the performance of a specific pool of investments underlying the policy.

The principal services provided by the corporate-owned life insurance segment are issuance and administration of the insurance policies (e.g., maintenance of records regarding cash values and death benefits, claims processing, etc.) as well as oversight of the investment management for separate account assets that support the variable universal life product.  The principal markets for COLI products are mid to large sized corporations, including banks.

Product Features

Cash values on universal life policies are credited interest at a declared interest rate that reflects the anticipated investment results of the assets backing these policies and may vary with the characteristics of each product.  Universal life policies generally have a minimum guaranteed declared interest rate which may be cumulative from the issuance date of the policy.  The declared interest rate may be changed monthly, but is generally changed less frequently.  Variable universal life products do not have a guaranteed minimum crediting rate.

In lieu of credited interest rates, holders of certain universal life policies may elect to receive credited income based on changes in an equity index, such as the S&P 500®.  No such elections have been made since 2004.

Mortality risk is retained according to guidelines established by CIGNA.  To the extent a given policy carries mortality risk that exceeds these guidelines; reinsurance is purchased from third parties for the balance.

Distribution

CIGNA's COLI products are offered through a select group of independent brokers with particular expertise in the bank market and in the use of COLI for the financing of benefit plan liabilities.

Industry Developments and Strategic Initiatives

The legislative environment surrounding COLI has evolved considerably over the past decade.  Most recently, the Pension Protection Act of 2006 included provisions related to the notice requirements given to insured employees and limited coverage to certain more highly compensated employees.  These changes were widely viewed as clarification of existing rules or industry best practices.

Sale of Individual Life Insurance & Annuity and Retirement Benefits Businesses

CIGNA sold its individual life insurance and annuity business in 1998 and its retirement business in 2004.  Portions of the gains from these sales were deferred because the principal agreements to sell these businesses were structured as reinsurance arrangements.  The deferred portion relating to the remaining reinsurance is being recognized at the rate that earnings from the sold businesses would have been expected to emerge, primarily over 15 years on a declining basis.

Because the individual life and annuity business was sold in an indemnity reinsurance transaction, CIGNA is not relieved of primary liability for the reinsured business. Effective as of December 14, 2007, the purchaser placed the assets supporting the reserves for the purchased business into a trust for the benefit of CIGNA which qualifies to support CIGNA's credit for the reinsurance ceded under Regulation 114 of the New York Department of Insurance.  As of December 31, 2007, the assets in the trust had a value of approximately $4.5 billion.

CIGNA's sale of its retirement business primarily took the form of an arrangement under which CIGNA reinsured with the purchaser of the retirement business the general account contractholder liabilities under an indemnity reinsurance arrangement and the separate account liabilities under modified coinsurance and indemnity reinsurance arrangements.

Since the sale of the retirement benefits business in 2004, the purchaser of that business has entered into agreements with certain insured party contractholders (“novation agreements”), which relieved CIGNA of any remaining contractual obligations to the contractholders. As a result, CIGNA reduced reinsurance recoverables, contractholder deposit funds, and separate account balances for these obligations.

The purchaser of the retirement benefits business deposited assets associated with the reinsurance of general account contracts into a trust (the "Ceded Business Trust") to provide security to CIGNA for the related reinsurance recoverables. The purchaser is permitted to withdraw assets from the Ceded Business Trust equal to the reduction in CIGNA's reserves whenever a reduction occurs. For example, reductions will occur when the purchaser enters into additional novation agreements and directly assumes liability to the insured party. As of December 31, 2007, assets totaling $4.0 billion remained in the Ceded Business Trust.

Settlement Annuity Business

CIGNA's settlement annuity business is a run-off block of contracts.  These contracts are primarily liability settlements with approximately half of the payments guaranteed and not contingent on survivorship. In the case of the contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.

G.    Investments and Investment Income

CIGNA’s investment operations provide investment management and related services primarily for CIGNA’s corporate invested assets and the insurance-related invested assets in its General Account ("Invested Assets"). CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, commercial mortgage loans, real estate and short-term investments.  CIGNA’s Invested Assets are managed primarily by CIGNA subsidiaries and external managers with whom CIGNA's subsidiaries contract.

The Invested Assets comprise a majority of the combined assets of the Health Care, Disability and Life, Other Operations, and Run-off Reinsurance segments (collectively, the “Domestic Portfolios”).  There are, in addition, portfolios containing Invested Assets that consist of the assets of the International segment (collectively, the “International Portfolios”).

Net investment income and realized investment gains (losses) are not reported separately in the investment operations.  However, net investment income is included as a component of earnings for each of CIGNA's operating segments (Health Care, Disability and Life, Other Operations, Run-off Reinsurance and International), net of the expenses attributable to the investment operations.

Assets Under Management

CIGNA’s Invested Assets under management at December 31, 2007 totaled $17.5 billion.  See Schedule I to CIGNA's 2007 Financial Statements on page FS-3 of this Form 10-K for more information as to the allocation to types of investments.

As of December 31, 2007, CIGNA's separate account funds consisted of:

•
$1.5 billion in separate account assets that are managed by the buyer of the retirement benefits business pursuant to reinsurance arrangements described in "Sale of Individual Life Insurance & Annuity and Retirement Benefits Businesses" on page 16 of this Form 10-K;

•	$1.7 billion in separate account assets which constitute a portion of the assets of the CIGNA Pension Plan; and

•	$3.8 billion in funds which primarily support certain corporate-owned life insurance, health care and disability and life products.

Types of Investments

CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, commercial mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities, and redeemable preferred stocks.  In connection with CIGNA's investment strategy to enhance investment yields by selling senior participations of commercial mortgage loans, as of December 31, 2007, commercial mortgage loans includes $77 million of commercial mortgage loans originated with the intent to sell.  These commercial mortgage loans held for sale are carried at the lower of cost or market with any resulting valuation allowance reported in realized investment gains and losses.

For the International Portfolios, CIGNA invests primarily in publicly traded fixed maturities, short-term investments and time deposits denominated in the currency of the relevant liabilities and surplus.

Fixed Maturities

CIGNA invests primarily in investment grade fixed maturities rated by rating agencies (for public investments) and by CIGNA (for private investments).  For information about below investment grade holdings, see “Investment Assets” on page 60 of this Form 10-K.

Commercial Mortgages and Real Estate

Commercial mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength.  Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower.  CIGNA invests primarily in commercial mortgages on fully completed and substantially leased commercial properties.  Virtually all of CIGNA’s commercial mortgage loans are balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term.  CIGNA holds no direct residential mortgages.  The weighted average loan to value ratio of the Company’s commercial mortgage loan portfolio as of December 31, 2007 was approximately 62%.

CIGNA enters into joint ventures with local partners to develop, lease and manage, and sell commercial real estate to maximize investment returns.  CIGNA's portfolio of real estate investments consists of properties under development and stabilized properties, and is diversified relative to property type and location.  CIGNA also acquires real estate through foreclosure of commercial mortgage loans.  CIGNA rehabilitates, re-leases and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable.  Additionally, CIGNA invests in third party sponsored real estate funds to maximize investment returns and to maintain diversity with respect to its real estate related exposure.  CIGNA did not sell any foreclosed properties in 2007.

Mezzanine and Private Equity Partnerships

CIGNA invests in limited partnership interests in partnerships formed and managed by seasoned, experienced fund managers with diverse mezzanine and private equity strategies.

Derivative Instruments

CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks.  CIGNA has also written derivative instruments to minimize certain insurance customers’ market risks.  In addition, to enhance investment returns, CIGNA may invest in indexed credit default swaps or other credit derivatives from time to time.  For information about CIGNA’s use of derivative financial instruments, see Note 10(F) to CIGNA’s 2007 Financial Statements on page 88 of this Form 10-K.

See also “Investment Assets” on page 60, and Notes 2, 10, and 11 to the Financial Statements on pages 71, 86 and 91 of this Form 10-K for additional information about CIGNA’s investments.

Domestic Portfolios – Investment Strategy

As of December 31, 2007 the Domestic Portfolios had $16.1 billion in Invested Assets, allocated among fixed maturity investments (67%); commercial mortgage loan investments (20%); and policy loans, real estate investments and mezzanine and private equity partnership investments (13%).  CIGNA realized gains of $32 million from sales of equity real estate investments in 2007.

CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities and related capital requirements, as well as regulatory and tax considerations pertaining to those liabilities, and state investment laws.  CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2007, excluding liabilities of businesses sold through the use of reinsurance arrangements, were associated with the following products, and the Invested Assets are allocated proportionally as follows: other life and health, 18%; fully guaranteed annuity, 32%; and interest-sensitive life insurance, 50%.

While the businesses and products supported are described elsewhere in this Form 10-K, the Invested Assets supporting CIGNA's insurance and contractholder liabilities related to each of its segments are as follows:

•	The Invested Assets supporting CIGNA’s Health Care operating segment are structured to emphasize investment income, and provide the necessary liquidity to meet cash flow requirements.

•
The Invested Assets supporting CIGNA's Disability and Life operating segment are also structured to emphasize investment income, and provide necessary liquidity to meet cash flow requirements. Assets supporting longer-term group disability insurance benefits and group life waiver of premium benefits are generally managed to an aggregate duration similar to that of the related benefit cash flows.

•
The Invested Assets supporting CIGNA's Other Operations segment are associated primarily with fully guaranteed annuities (primarily settlement annuities) and interest-sensitive life insurance (primarily corporate-owned life insurance products).  Because settlement annuities generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated so funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows.  As of December 31, 2007, the duration of assets that supported these liabilities was approximately 12.4 years. Invested Assets supporting interest-sensitive life insurance products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.

•
The Invested Assets supporting the Run-off Reinsurance segment with respect to guaranteed minimum death benefit annuities and guaranteed minimum income benefit annuities are structured to emphasize investment income, and provide the necessary liquidity to meet cash flow requirements.  For information about CIGNA’s use of derivative financial instruments in the Run-off Reinsurance Segment, see Notes 7 and 20(B) to CIGNA’s 2007 Financial Statements on pages 81 and 99 of this Form 10-K.

Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments, economic conditions, interest rates and asset allocation decisions.  CIGNA routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors.  Such factors include industry sector considerations for fixed maturity investments and mezzanine and private equity partnership investments, and geographic and property-type considerations for commercial mortgage loan and real estate investments.

International Portfolios – Investment Strategy

As of December 31, 2007 the International portfolios had $1.4 billion in Invested Assets.  The International portfolios are primarily managed by external managers with whom CIGNA's subsidiaries contract.

The characteristics of these assets are generally managed to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations in the countries where CIGNA's subsidiaries operate.  Assets are generally invested in the currency of related liabilities, typically the currency in which the subsidiaries operate.  CIGNA's investment policy allows the investment of subsidiary assets in U.S. dollars to the extent permitted by regulation.  CIGNA's international Invested Assets as of December 31, 2007 were held in support of statutory surplus and liabilities associated with the types of insurance products described below.

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

H.    Run-off Reinsurance

Principal Products and Markets

Until 2000, CIGNA offered reinsurance coverage for part or all of the risks written by other insurance companies (or “cedents”) under life and annuity policies (both group and individual); accident policies (personal accident, catastrophe and workers' compensation coverages); and health policies.  These products were sold principally in North America and Europe through a small sales force and through intermediaries.

In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses.  CIGNA placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and annuity reinsurance businesses) into run-off as of June 1, 2000 and stopped underwriting new reinsurance business.

Prior to 2000, CIGNA also purchased reinsurance to reduce the risk of losses on contracts that it had written.  CIGNA determines its net exposure for run-off reinsurance contracts by estimating the portion of its policy and claim reserves that it expects will be recovered from its reinsurers (or “retrocessionaires”) and reflecting these in its financial statements as Reinsurance Recoverables, or, with respect to guaranteed minimum income benefit contracts discussed below, as Other Assets.

CIGNA’s exposures stem primarily from its annuity reinsurance business, including its reinsurance of guaranteed minimum death benefit and guaranteed minimum income benefit contracts, and its reinsurance of workers' compensation and other personal accident risks.

Guaranteed Minimum Death Benefit Contracts

CIGNA’s reinsurance operations reinsured guaranteed minimum death benefits under certain variable annuities issued by other insurance companies.  These variable annuities are essentially investments in mutual funds combined with a death benefit.  CIGNA has equity and other market exposures as a result of this product.

For additional information about guaranteed minimum death benefit contracts, see “Guaranteed Minimum Death Benefits” under “Run-off Reinsurance” on page 53 and Note 7 to CIGNA's 2007 Financial Statements on page 80 of this Form 10-K.

Guaranteed Minimum Income Benefit Contracts

In certain circumstances where CIGNA's reinsurance operations reinsured the guaranteed minimum death benefit, CIGNA also reinsured guaranteed minimum income benefits under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with minimum income and death benefits.  When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments which will vary based on changes in underlying mutual fund values and interest rates.  CIGNA has retrocessional coverage for 55% of the exposures on these contracts, provided by two external reinsurers.

For additional information about guaranteed minimum income benefit contracts, see “Guaranteed Minimum Income Benefits” under “Run-off Reinsurance” on page 54, and Note 20(B) to CIGNA's 2007 Financial Statements on page 99 of this Form 10-K.

Workers' Compensation and Personal Accident

CIGNA reinsured workers' compensation and other personal accident risks in the London market and in the United States.  CIGNA purchased retrocessional coverage in these markets to substantially reduce the risk of loss on these contracts.  Disputes involving a number of these reinsurance and retrocessional contracts have been substantially resolved and some of the disputed contracts have been commuted.  For more information see “Legal Proceedings” in Item 3 on pages 35 and 36.

For more information see “Run-off Reinsurance” on page 53, and Note 8 to CIGNA's 2007 Financial Statements on page 83 of this Form 10-K.

I.      Regulation

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

CIGNA's insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business.  These subsidiaries are subject to numerous state and federal regulations related to their business operations, including, but not limited to:

•	the form and content of customer contracts including benefit mandates (including special requirements for small groups generally under 50 employees);

•	premium rates;

•	the content of agreements with participating providers of covered services;

•	producer appointment and compensation;

•	claims processing and appeals;

•	underwriting practices;

•	reinsurance arrangements;

•	unfair trade and claim practices;

•	risk sharing arrangements with providers; and

•	operation of consumer-directed plans (including health savings accounts, health reimbursement accounts, flexible spending accounts and debit cards).

CIGNA also complies with regulations in international jurisdictions where foreign insurers are, in some countries, faced with greater restrictions than their domestic competitors. These restrictions may include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer’s ownership.

Other types of regulatory oversight are described below.

Regulation of Insurance Companies

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

Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds.  For additional information about guaranty fund and other assessments, see Note 20(D) to CIGNA’s 2007 Financial Statements on page 100 of this Form 10-K.

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

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures.  During 2007, CIGNA’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.

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

Oversight of Marketing, Advertising and Broker Compensation

State and/or federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their administration, may result in increased regulation. Products offering limited benefits, such as those issued in connection with the Star HRG business acquired in July 2006, may attract increased regulatory scrutiny.  States have responded to concerns about the marketing, advertising and administration of insurance and HMO products and administrative practices by increasing the number and frequency of market conduct examinations and imposing larger penalties for violations of applicable laws and regulations.

In recent years, perceived abuses in broker compensation practices have been the focus of greatly heightened regulatory scrutiny.  This increased regulatory focus may lead to legislative or regulatory changes that would affect the manner in which CIGNA and its competitors compensate brokers.  For more information regarding general governmental inquiries relating to CIGNA companies, see “Legal Proceedings” in Item 3 on pages 35 and 36.

Licensing Requirements

Pharmacy Licensure Laws

Certain CIGNA companies are pharmacies which dispense prescription drugs to participants of benefit plans administered or insured by CIGNA subsidiary HMOs and insurance companies.  These pharmacy-subsidiaries are subject to state licensing requirements and regulation.

Claim Administration, Utilization Review and Related Services

CIGNA subsidiaries contract for the provision of claim administration, utilization management and other related services with respect to the administration of self-insured benefit plans. These CIGNA subsidiaries are subject to state licensing requirements and regulation.

Federal Regulations

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

Medicare Regulations

Several CIGNA subsidiaries engage in businesses that are subject to federal Medicare regulations such as:

•	those offering individual and group Medicare Advantage (HMO) coverage in Arizona;

•	contractual arrangements with the federal government for the processing of certain Medicare claims and other administrative services; and

•	those offering Medicare Pharmacy (Part D) and Medicare Advantage Private fee-for-service products that are subject to federal Medicare regulations.

Federal Audits of Government Sponsored Health Care Programs

Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under the programs (which may occur in years subsequent to provision by CIGNA of the relevant services under audit).  These risks may include reimbursement claims as well as potential fines and penalties.  For example, the federal government requires Medicare and Medicaid providers to file detailed cost reports for health care services provided.  These reports may be audited in subsequent years.  CIGNA HMOs that contract to provide community-rated coverage to participants in the federal Employees Health Benefit Plan may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group.  See “Health Care” in Section C beginning on page 2 for additional information about CIGNA’s participation in government health-related programs.

Privacy and Information Disclosure and Portability Regulations

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes requirements for guaranteed issuance (for groups with 50 or fewer lives), electronic data security standards, and renewal and portability, on health care insurers and HMOs.  In addition, HIPAA regulations required the assignment of a unique national identifier for providers by May, 2007.  The federal government and states (as well as most non-U.S. jurisdictions) impose requirements regarding the use and disclosure of identifiable information about individuals and, in an effort to deal with the growing threat of identity theft, the handling of privacy and security breaches.

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

Regulatory Developments

The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts.  In the growing area of consumer-driven plans, health savings accounts and health reimbursement accounts are also regulated by the United States Department of the Treasury and the Internal Revenue Service.  For information on Regulatory and Industry Developments, see page 56 in the MD&A section and Note 20(D) to CIGNA's 2007 Financial Statements on page 100 of this Form 10-K.

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

As of February 27, 2008, the insurance financial strength ratings for CIGNA subsidiaries, Connecticut General Life Insurance Company (CG Life) and Life Insurance Company of North America (LINA) were as follows:

	CG Life	LINA
	Insurance Ratings(1)	Insurance Ratings (1)

A.M. Best	A	A
	(“Excellent,”	(“Excellent,”
	3rd of 16)	3rd of 16)
Moody’s	A2	A2
	(“Good,”	(“Good,”
	6th of 21)	6th of 21)
S&P	A
(“Strong,”
6th of 21)
Fitch	A+	A+
	(“Strong,”	(“Strong,”
	5th of 24)	5th of 24)
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

As of February 27, 2008, the debt ratings assigned to CIGNA Corporation by the following agencies were as follows:

Debt Ratings(1)
CIGNA CORPORATION

Commercial
	Senior Debt	Paper
Moody’s	Baa2	P2
	(“Adequate,”	(“Strong,”
	9th of 21)	2nd of 4)
S&P	BBB+	A2
	(“Adequate,”	(“Good,”
	8th of 22)	3rd of 7)
Fitch	BBB+	F2
	(“Good,” 8th of 24)	(“Moderately Strong,” 3rd of 7)
________________________
(1)	Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the applicable agency’s rating scale.

In February 2007, Moody’s upgraded CIGNA Corporation’s senior debt rating to “Baa2” from “Baa3” and upgraded the financial strength ratings of CG Life and LINA to “A2” from “A3.”  At the same time, Moody’s upgraded the commercial paper rating to “P2” from “P3”.  In March 2007, S&P upgraded CIGNA Corporation’s senior debt rating to “BBB+” from “BBB” and upgraded the financial strength ratings of CG Life to “A” from “A-.”  At the same time, Fitch upgraded CIGNA Corporation’s senior debt rating to “BBB+” from “BBB” and upgraded the financial strength ratings of CG Life and LINA to “A+” from “A.”  CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support finacial strength ratings that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings at the parent company level increase the cost to borrow funds. Lower ratings of CG Life could adversely affect new sales and retention of current business.

K.      Miscellaneous

Portions of CIGNA’s insurance business are seasonal in nature. Reported claims under group health products are generally higher in the first quarter.

CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2007. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

CIGNA had approximately 26,600, 27,100, and 28,000 employees as of December 31, 2007, 2006 and 2005, respectively.

Item 1A.  RISK FACTORS

CIGNA’s businesses face risks and uncertainties, including those discussed below and elsewhere in this report. These factors represent risks and uncertainties that could have a material adverse effect on CIGNA’s business, results of operations and financial condition.  These risks and uncertainties are not the only ones CIGNA faces. Others risks and uncertainties that CIGNA does not know about now, or that the Company does not now think are significant, may impair its business or the trading price of its securities.  The following are significant risks identified by CIGNA.

If CIGNA does not execute on its strategic initiatives, there could be a material adverse effect on CIGNA’s results of operations and in certain situations, CIGNA's financial condition.

The future performance of CIGNA’s business will depend in large part on CIGNA’s ability to execute effectively and implement its strategic initiatives.  These initiatives include: executing CIGNA's consumer engagement strategy, including designing products to meet emerging market trends and ensuring that an appropriate infrastructure is in place to meet the needs of customers and members; continuing to reduce medical costs; market expansion, in particular in the individual and small business markets, as well as growth in medical and specialty membership; and further improving the efficiency of operations, including lowering operating costs and enabling higher value services.

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

If CIGNA does not adequately invest in and effectively execute improvements in its information technology infrastructure and improve its functionality, it will not be able to deliver the service required in the evolving marketplace.

CIGNA's success in executing its consumer engagement strategy depends on the Company’s continued improvements to its information technology infrastructure and customer service offerings. The marketplace is evolving and the level of service that is acceptable to consumers today will not necessarily be acceptable tomorrow. The Company must continue to invest in long term solutions that will enable it to meet customer expectations. CIGNA's success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support the Company’s business processes in a cost-efficient and resource-efficient manner.  CIGNA also must develop new systems to meet the current market standard and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs.  System development projects are long term in nature, may be more costly than expected to complete, and may not deliver the expected benefits upon completion.  If the Company does not effectively manage and upgrade its technology portfolio, CIGNA's operating results may be adversely affected.

If CIGNA fails to properly maintain the integrity or security of its data or to strategically implement new information systems, there could be a material adverse effect on CIGNA’s business.

CIGNA’s business depends on effective information systems and the integrity and timeliness of the data it uses to run its business.  CIGNA’s business strategy requires providing members and providers with Internet-enabled products and information to meet their needs. CIGNA’s ability to adequately price its products and services, establish reserves, provide effective and efficient service to its customers, and to timely and accurately report its financial results also depends significantly on the integrity of the data in its information systems.  If the information CIGNA relies upon to run its businesses were found to be inaccurate or unreliable due to fraud or other error, or if CIGNA were to fail to maintain effectively its information systems and data integrity, the Company could have problems with, among other things:  operational disruptions, which may impact customers, physicians and other health care providers; determining medical cost estimates and establishing appropriate pricing; retaining and attracting customers; and regulatory compliance.

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

CIGNA’s profitability depends, in part, on its ability to accurately predict and control future health care costs through underwriting criteria, provider contracting, utilization management and product design. Premiums in the health care business are generally fixed for one-year periods. Accordingly, future cost increases in excess of medical cost projections reflected in pricing cannot generally be recovered in the contract year through higher premiums. Although CIGNA bases the premiums it charges on its estimate of future health care costs over the fixed premium period, actual costs may exceed what was estimated and reflected in premiums. Factors that may cause actual costs to exceed premiums include: medical cost inflation; higher than expected utilization of medical services; the introduction of new or costly treatments and technology; and membership mix.

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

In addition to the software applications and human resource operations support IBM had previously provided pursuant to several smaller contracts, in 2006, CIGNA entered into an agreement with IBM to operate significant portions of its information technology infrastructure, including the provision of services relating to its call center application, enterprise content management, risk-based capital analytical infrastructure and voice and data communications network.  The 2006 contract with IBM includes several service level agreements, or SLAs, related to issues such as performance and job disruption with significant financial penalties if these SLAs are not met.  However, the Company may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of CIGNA’s termination rights are contingent upon payment of a fee, which may be significant.  If CIGNA's relationship with IBM is terminated, the Company may experience disruption of service to customers, which could affect CIGNA's business, results of operations, and financial condition.

Arrangements with key vendors may make CIGNA’s operations vulnerable if third parties fail to satisfy their obligations to the Company, as a result of their performance, changes in their own operations, financial condition, or other matters outside of CIGNA’s control.  Certain legislative authorities have in recent periods discussed or proposed legislation that would restrict outsourcing and, if enacted, could materially increase CIGNA’s costs.  Further, CIGNA may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships it enters into with key vendors which could result in substantial costs or other operational or financial problems that could adversely impact the Company’s financial results.

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

As of February 27, 2008, the insurance financial strength ratings for CG Life, the Company’s principal insurance subsidiary, were as follows:

CG Life
Insurance Ratings(1)

A.M. Best	A
(“Excellent,”
3rd of 16)
Moody’s	A2
(“Good,”
6th of 21)
S&P	A
(“Strong,”
6th of 21)
Fitch	A+
(“Strong,”
5th of 24)
___________
(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CG Life’s rating by A.M. Best is the 3rd highest awarded in its scale of 16).

A description of CIGNA Corporation ratings, other subsidiary ratings, as well as more information on these ratings, is included in “Ratings” in Section J beginning on page 25.

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

As part of its run-off reinsurance business, CIGNA reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies.  CIGNA adopted a program to reduce equity market risks related to these contracts by selling domestic and foreign-denominated exchange-traded futures contracts.  The purpose of this program is to reduce the adverse effects of potential future domestic and international stock market declines on CIGNA’s liabilities for these contracts.  Under the program, increases in liabilities under the annuity contracts from a declining equity market are offset by gains on the futures contracts.  However, if CIGNA were to have difficulty in entering into appropriate futures contracts, or stock market declines expose CIGNA to higher rates of partial surrender (which are not covered by the program), there could be a material adverse effect on the Company’s financial condition.  See “Run-off Reinsurance” in Section H on page 21 for more information on the program.

If actual experience differs significantly from CIGNA’s assumptions used in estimating CIGNA’s liabilities for reinsurance contracts covering guaranteed minimum death benefits or minimum income benefits, it could have a material adverse effect on CIGNA’s consolidated results of operations, and in certain situations, could have a material adverse effect on CIGNA's financial condition.

CIGNA estimates reserves for guaranteed minimum death benefit and minimum income benefit exposures are based on assumptions regarding lapse, partial surrender, mortality, interest rates, volatility, reinsurance recoverables, and, for minimum income benefit exposures, annuity income election rates.  These estimates are currently based on CIGNA’s experience and future expectations.  CIGNA monitors actual experience to update these reserve estimates as necessary.  CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  Further, CIGNA could have losses attributable to its inability to recover amounts from retrocessionaires.

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

Significant changes in market interest rates affect the value of CIGNA's financial instruments that promise a fixed return and, as such, could have an adverse effect on CIGNA's results of operation, financial condition and cash flows.

As an insurer, CIGNA has substantial investment assets that support its policy liabilities. Generally low levels of interest rates on investments, such as those experienced in United States financial markets during recent years, have negatively impacted the level of investment income earned by the Company in recent periods, and such lower levels of investment income would continue if these lower interest rates were to continue.  Substantially all of the Company’s investment assets are in fixed interest-yielding debt securities of varying maturities, fixed redeemable preferred securities and commercial mortgage loans.  The value of these investment assets can fluctuate significantly with changes in market conditions.  A rise in interest rates could reduce the value of the Company’s investment portfolio and increase interest expense if CIGNA were to access its available lines of credit. The Company is also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with the Company’s pension and other post-retirement obligations and certain guaranteed benefit products.  Sustained declines in interest rates or equity returns could have an adverse impact on the funded status of the Company’s pension plans, the ultimate benefit payout on these guaranteed products, and the Company’s re-investment yield on new investments.

New accounting pronouncements or guidance may require CIGNA to change the way in which it accounts for operations and may affect the Company’s financial results.

The Financial Accounting Standards Board, the Securities and Exchange Commission, and other regulatory bodies may issue new accounting standards or pronouncements, or changes in the interpretation of existing standards or pronouncements, from time to time, which could have a significant effect on CIGNA's reported results for the affected period.

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

Court decisions and legislative activity may increase CIGNA’s exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. CIGNA currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be sufficient to cover the entire damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

A description of material legal actions in which CIGNA is currently involved is included under “Legal Proceedings” in Item 3 on pages 35 and 36 and Note 20(E) to CIGNA’s 2007 Financial Statements on page 101 of this Form 10-K. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur.  CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.  Nevertheless, it is possible that resolution of one or more legal matters could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

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

For further information on regulatory matters relating to CIGNA, see “Regulation” in Section I on page 22 and “Legal Proceedings” in Item 3 on pages 35 and 36.

CIGNA operates a pharmacy benefit management business, which is subject to a number of risks and uncertainties in addition to those CIGNA faces with its health care business.

CIGNA's pharmacy benefit management business is subject to federal and state regulation, including: the application of federal and state anti-remuneration laws; compliance requirements for pharmacy benefit manager fiduciaries under ERISA, including compliance with fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, contracting network practices, specialty drug distribution and other transactions and potential liability regarding the use of patient-identifiable medical information; and federal and state laws and regulations related to the operation of Internet and mail-service pharmacies.  Failure to comply with any of these laws or regulations could affect the Company’s business, results of operations, and financial condition.  Furthermore, a number of federal and state legislative proposals are being considered that could adversely affect a variety of pharmacy benefit industry practices, including without limitation, the receipt of rebates from pharmaceutical manufacturers, the regulation of the development and use of formularies, and legislation imposing additional rights to access drugs for individuals enrolled in managed care plans.

The Company’s pharmacy benefit management business would also be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and could suffer claims and reputational harm in connection with purported errors by CIGNA's mail order or retail pharmacy businesses.  Disruptions at any of the Company's pharmacy business facilities due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce CIGNA's ability to process and dispense prescriptions and provide products and services to customers, which could negatively impact the Company’s business, results of operations, and financial condition.

CIGNA faces competitive pressure, particularly price competition, which could reduce product margins and constrain growth in CIGNA’s health care businesses.

While health plans compete on the basis of many factors, including service quality of clinical resources, claims administration services and medical management programs, and quality and sufficiency of provider networks, CIGNA expects that price will continue to be a significant basis of competition. CIGNA’s customer contracts are subject to negotiation as customers seek to contain their costs, and customers may elect to reduce benefits in order to constrain increases in their benefit costs. Such an election may result in lower premiums for the Company’s products, although it may also reduce CIGNA’s costs. Alternatively, the Company’s customers may purchase different types of products that are less profitable, or move to a competitor to obtain more favorable premiums.

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

The health care industry in general, and CIGNA specifically, are subject to negative publicity, which can arise either from perceptions regarding the industry or CIGNA's business practices or products.  This risk may be increased as CIGNA offers new products, such as products with limited benefits or an integrated line of products, targeted at market segments, beyond those in which CIGNA traditionally has operated. Negative publicity may adversely affect the CIGNA brand and its ability to market its products and services, which could reduce the number of enrollees in CIGNA's health benefits programs and adversely affect CIGNA’s profitability.

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

CIGNA's business depends on the uninterrupted operation of its systems and business functions, including information technology and other business systems.

CIGNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted fashion, its necessary business functions, such as:  claims processing and payment; internet support and customer call centers; and the processing of new and renewal business. A power outage, pandemic, or failure of one or more of information technology, telecommunications or other systems could cause slower system response times resulting in claims not being processed as quickly as clients desire, decreased levels of client service and client satisfaction, and harm to CIGNA's reputation. In addition, because CIGNA’s information technology and telecommunications systems interface with and depend on third party systems, CIGNA could experience service denials if demand for such service exceeds capacity or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of CIGNA’s ability to pay claims in a timely manner, provide customer service, write and process new and renewal business, or perform other necessary corporate functions. This could result in a materially adverse effect on CIGNA’s business results and liquidity.

A security breach of CIGNA’s computer systems could also interrupt or damage CIGNA’s operations or harm CIGNA's reputation. In addition, CIGNA could be subject to liability if sensitive customer information is misappropriated from CIGNA’s computer systems. These systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any publicized compromise of security could result in a loss of customers or a reduction in the growth of customers, increased operating expenses, financial losses, additional litigation or other claims, which could have a material adverse effect on CIGNA’s business.

CIGNA is focused on further developing its business continuity program to address the continuation of core business operations. While CIGNA continues to test and assess its business continuity program to satisfy the needs of CIGNA’s core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event.

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

If CIGNA does not successfully manage the pending acquisition and integration of Great-West Healthcare (or any other acquisition), its results of operations and financial condition may be adversely affected.

CIGNA entered into a definitive agreement to acquire Great-West Healthcare with the expectation that the acquisition will result in various benefits, including, among others, a broader distribution and provider network in certain geographic areas, an expanded range of health benefits and products, cost savings, increased profitability of the acquired business by improving its total medical cost position, and achievement of operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether CIGNA integrates Great-West Healthcare in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could limit CIGNA’s ability to grow membership particularly in the small business segment, result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact CIGNA’s business, results of operations, and financial condition.

CIGNA faces intense competition to attract and retain key people.

CIGNA would be adversely impacted if it failed to attract additional key people and retain current key people as this could result in the inability to effectively execute the Company’s key initiatives and business strategy.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

CIGNA's headquarters, along with CIGNA Group Insurance, CIGNA International, portions of CIGNA HealthCare and CIGNA's staff support operations, are located in approximately 450,000 square feet of leased office space at Two Liberty Place, 1601 Chestnut Street, Philadelphia.  CIGNA HealthCare is located in approximately 825,000 square feet of owned office space in the Wilde Building, located at 900 Cottage Grove Road, Bloomfield, Connecticut.  In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries.  CIGNA believes its properties are adequate and suitable for its business as presently conducted.  For additional information concerning leases and property, see Notes 2(H) and 18 to CIGNA's 2007 Financial Statements on pages 75 and 96 of this Form 10-K.  This paragraph does not include information on investment properties.

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

In the fourth quarter of 2006, pursuant to a settlement, CIGNA received a favorable $22 million pre-tax ($14 million after tax) insurance recovery related to this litigation.  In the first quarter of 2007, CIGNA received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation.  CIGNA is pursuing further recoveries from two additional insurers.

Broker Compensation

Beginning in 2004, CIGNA, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation relating to their investigations of insurance broker compensation.  CIGNA received a subpoena from the U.S. Attorney’s Office for the Southern District of California in October 2005 and the San Diego District Attorney in March 2006 and has provided information to them about a broker, Universal Life Resources (ULR). On June 6, 2007, the Company received a letter from the San Diego District Attorney, detailing its potential claims and penalties against the Company subsidiaries, and outlining potential civil litigation.  The Company denies the allegations and will vigorously defend itself in the event of litigation.  In addition, in January 2006, CIGNA received a subpoena from the U.S. Department of Labor and is providing information to that Office about another broker.  CIGNA is cooperating with the inquiries and investigations.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including CIGNA and several other insurance holding companies) failed to disclose compensation paid to ULR and that, in return for the compensation, ULR steered clients to defendants.  The plaintiff sought injunctive relief only.  On July 9, 2007, the parties to this lawsuit entered into a non-monetary settlement in which some of CIGNA's subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.

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

The court permitted plaintiffs to file an amended complaint, which plaintiffs did on May 22, 2007.  The defendants filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims.  On August 31, 2007, the court granted the defendants’ motion to dismiss the federal antitrust claims.  On September 28, 2007, the court granted the defendants’ motion to dismiss plaintiffs’ RICO claims.  On January 14, 2008, the court granted summary judgment in favor of defendants as to plaintiffs’ ERISA claims.  On February 13, 2008, the court entered an order dismissing plaintiffs' state law claims and the complaint in its entirety.  The court ordered the clerk to enter judgment against plaintiffs and in favor of the defendants.  Plaintiffs have filed a notice of appeal. CIGNA denies the allegations and will continue to vigorously defend itself.

Amara Cash Balance Pension Plan Litigation

On December 18, 2001, Janice Amara filed a purported class action lawsuit, now captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. CIGNA Corporation and CIGNA Pension Plan, in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan. The plaintiffs were granted class certification on December 20, 2002, and seek equitable relief.  A non-jury trial began on September 11-15, 2006. Due to the court’s schedule, the proceedings were adjourned and the trial was completed on January 25, 2007.  On February 15, 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims and finding in favor of the plaintiffs on many aspects of the disclosure claims.  The court has ordered the parties to file simultaneous briefs on March 17, 2008 regarding the relief, if any, to be awarded to the plaintiffs on the claims on which the plaintiffs prevailed, and to file responsive briefs on March 31, 2008. The Company will continue to vigorously defend itself.

Run-off Reinsurance Litigation

In connection with CIGNA's Run-off reinsurance operations, described on page 21, CIGNA purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business.  During 2007 CIGNA entered into a settlement that resolved the appeal of an adverse court award in a retrocessional enforcement arbitration. That appeal, captioned CIGNA EUROPE INSURANCE COMPANY SA-NV v. John Hancock Life Insurance Company was pending in the High Court of Justice, Queen’s Bench Division, Commercial Court and the case was dismissed in the fourth quarter of 2007.  Other disputes concerning retrocessional contracts have been substantially resolved or settled.  The effect of these settlements has been reflected in the results of the Run-off Reinsurance segment, which is discussed on page 53.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

All officers are elected to serve for a one-year term or until their successors are elected.  Principal occupations and employment during the past five years are listed below.

MICHAEL W. BELL, 44, Executive Vice President and Chief Financial Officer of CIGNA beginning December 2002.

DAVID M. CORDANI, 42, President, CIGNA HealthCare beginning July 2005; Senior Vice President, Customer Segments & Marketing, CIGNA HealthCare from July 2004 until July 2005; and Senior Vice President and Chief Financial Officer, CIGNA HealthCare, from September 2002 until July 2004.

H. EDWARD HANWAY, 56, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; and President and a Director of CIGNA since January 1999.

PAUL E. HARTLEY, 51, President of CIGNA International beginning June 2005; and President and Chief Executive Officer, CIGNA International, Asia Pacific region from June 1998 to June 2005.

JOHN M. MURABITO,  49, Executive Vice President of CIGNA beginning August 2003, with responsibility for Human Resources and Services; and Senior Vice President, Human Resources and Corporate Services from March 2000 until August 2003 at Monsanto Company.

CAROL ANN PETREN, 55, Executive Vice President and General Counsel of CIGNA beginning May 2006; Senior Vice President and Deputy General Counsel of MCI from August 2003 until March 2006; and Deputy General Counsel of Sears, Roebuck and Company from February 2001 until June 2003.

KAREN S. ROHAN, 45, President of CIGNA Group Insurance beginning November 2005; President of CIGNA Dental & Vision Care beginning April 2004; President of CIGNA Specialty Companies from November 2004 until November 2005; and Chief Underwriting Officer, CIGNA HealthCare from January 2003 until April 2004.

MICHAEL WOELLER, 55, Executive Vice President and Chief Information Officer, CIGNA Corporation beginning October 2007; Vice Chairman and Senior Vice President and Chief Information Officer, Canadian Imperial Bank of Commerce from April 2000 until October 2007.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information under the caption “Quarterly Financial Data--Stock and Dividend Data” appears on page 104 and the number of shareholders of record as of December 31, 2007 appears under the caption “Highlights” on page 38 of this Form 10-K. CIGNA’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI.”

Issuer Purchases of Equity Securities

None.

Item 6. SELECTED FINANCIAL DATA

Highlights
(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
Revenues
Premiums and fees and other revenues	$15,376	$13,987	$14,449	$15,153	$15,299
Net investment income	1,114	1,195	1,359	1,643	2,594
Mail order pharmacy revenues	1,118	1,145	883	857	764
Realized investment gains (losses)	15	220	(7)	523	151
Total revenues	$17,623	$16,547	$16,684	$18,176	$18,808
Results of Operations:
Health Care	$679	$653	$688	$763	$429
Disability and Life	254	226	227	182	155
International	176	138	109	76	55
Run-off Reinsurance	(11)	(14)	(64)	(115)	(359)
Other Operations	109	106	339	424	333
Corporate	(97)	(95)	(12)	(114)	(127)
Realized investment gains (losses), net of taxes	10	145	(11)	361	98
Income from continuing operations	1,120	1,159	1,276	1,577	584
Income (loss) from discontinued operations, net of taxes	(5)	(4)	349	-	48
Cumulative effect of accounting change, net of taxes	-	-	-	(139)	-
Net income	$1,115	$1,155	$1,625	$1,438	$632
Income per share from continuing operations:
Basic	$3.95	$3.50	$3.34	$3.85	$1.39
Diluted	$3.88	$3.44	$3.28	$3.81	$1.39
Net income per share:
Basic	$3.94	$3.49	$4.25	$3.51	$1.51
Diluted	$3.87	$3.43	$4.17	$3.48	$1.50
Common dividends declared per share	$0.04	$0.03	$0.03	$0.14	$0.44
Total assets	$40,065	$42,399	$44,893	$81,059	$90,199
Long-term debt	$1,790	$1,294	$1,338	$1,438	$1,500
Shareholders’ equity	$4,748	$4,330	$5,360	$5,203	$4,607
Per share	$16.98	$14.63	$14.74	$13.14	$10.92
Common shares outstanding (in thousands)	279,588	98,654	121,191	132,007	140,591
Shareholders of record	8,696	9,117	9,440	10,249	9,608
Employees	26,600	27,100	28,000	28,600	32,700

Effective January 1, 2007, CIGNA changed its presentation to report the results of the Run-off Retirement business within Other Operations. Prior period results have been restated to conform to this presentation.

During 2007, CIGNA completed a three-for-one stock split of CIGNA's common shares. All per share figures have been adjusted to reflect the stock split.

Pro forma common shares outstanding, calculated as if the stock split had occurred at the beginning of the prior periods, were as follows: 295,963 in 2006;
363,573 in 2005; 396,021 in 2004 and 421,772 in 2003.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Forward-Looking Statements

In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect the Company.  Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2008”).  Actual results may differ from the Company’s predictions.  Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 64.  The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing.  Management does not assume any obligation to update these estimates.

Reclassifications

Certain insignificant reclassifications have been made to prior years' amounts to conform to the presentation of 2007 amounts.

Overview

The Company constitutes one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace, including health care products and services such as: medical coverages, pharmacy, behavioral health, dental benefits, and disease management, group disability, life and accident insurance; and disability and workers’ compensation case management and related services.  In addition, the Company has an international operation that offers life, accident and supplemental health insurance products and international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a run-off reinsurance operation.  See “Business – Item 1” in the Company’s Form 10-K for additional information on its segments.

The Company generates revenues, net income and cash flow from operations by:

•	maintaining and growing its customer base;
•	charging prices that reflect emerging experience;
•	investing available cash at attractive rates of return for appropriate durations; and
•	effectively managing other operating expenses.

The Company’s ability to increase revenue, net income and operating cash flow is directly related to its ability to address broad economic and industry factors and execute its strategic initiatives, the success of which is measured by certain key factors as discussed below.

Key factors affecting the Company’s results include:

•	the ability to profitably price products and services at competitive levels;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the Company’s ability to cross sell its various health and related benefit products;
•	the relationship between other operating expenses and revenue; and
•	the effectiveness of the Company’s capital deployment initiatives.

The Company’s results are influenced by a range of economic and other factors, especially:

•	cost trends and inflation for medical and related services;

•	utilization patterns of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment both domestically and internationally;
•	interest rates, equity market returns and foreign currency fluctuations;
•	regulations and tax rules related to the administration of employee benefit plans; and
•	federal and state regulation.

The Company regularly monitors the trends impacting operating results from the above mentioned key factors and economic and other factors.  The Company develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets it serves.  The Company’s ability to achieve its financial objectives is dependent upon its ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

The Company is continuing to improve the performance of and profitably grow the health care operations; as well as continuing to profitably grow the disability and life insurance and international businesses; and managing the risks associated with the run-off reinsurance operations.  In the health care businesses, the Company has operational improvement initiatives (see pages 50-52) in place to:

(1)	offer products that meet emerging consumer and market trends;
(2)	underwrite and price products effectively;
(3)	grow medical membership;
(4)	effectively manage medical costs;
(5)	deliver quality member and provider service;
(6)	maintain and upgrade information technology systems; and
(7)	reduce other operating expenses.

The Company believes that the health care business model is evolving to one that focuses more directly on the role and needs of the health care consumer.  The consumer-directed environment presents particular challenges by requiring a more complex service model and products specifically designed to meet the emerging market needs of the consumer.  In order to meet the emerging market challenges, the Company is investing in product development, service, technology, educational resources and customer support tools to assist consumers in making more informed choices regarding their health care and to achieve better health outcomes. These investments and execution of related initiatives are critical to respond to increasing consumer demands.  The Company believes that its investments in these areas will position it to more effectively meet emerging market needs and better position the Company to be a leader in the health care industry.

CONSOLIDATED RESULTS OF OPERATIONS

(In millions)
Financial Summary	2007	2006	2005
Premiums and fees	$15,008	$13,641	$13,695
Net investment income	1,114	1,195	1,359
Mail order pharmacy revenues	1,118	1,145	883
Other revenues	368	346	754
Realized investment gains
(losses)	15	220	(7)
Total revenues	17,623	16,547	16,684
Benefits and expenses	15,992	14,816	14,891
Income from continuing
operations before taxes	1,631	1,731	1,793
Income taxes	511	572	517
Income from continuing
operations	1,120	1,159	1,276
Income (loss) from discontinued
operations, net of taxes	(5)	(4)	349
Net income	$1,115	$1,155	$1,625
Realized investment gains
(losses), net of taxes	$10	$145	$(11)

The Company’s consolidated results of operations include results from discontinued operations, which are discussed on page 56.

Special Items

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and income from continuing operations, the following table presents special items, which management believes are not representative of the underlying results of operations.  See “Quarterly Financial Data” on page 104 for special items reported quarterly in 2007 and 2006.

SPECIAL ITEMS
	Pre-Tax	After-Tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
2007
Completion of IRS examination	$-	$23
Reserve charge on guaranteed minimum
income benefit contracts	(86)	(56)
Total	$(86)	$(33)
2006
Charge associated with settlement of shareholder litigation	$(38)	$(25)
Cost reduction charge	(37)	(23)
Total	$(75)	$(48)
2005
Accelerated amortization of deferred
gain on sale of retirement benefits
business	$322	$204
Cost reduction charge	(51)	(33)
IRS tax settlement	6	81
Charge associated with a modified
coinsurance arrangement	(12)	(8)
Total	$265	$244

Special items for 2007 consisted of:

•	previously unrecognized tax benefits resulting from the completion of the IRS examination for the 2003 and 2004 tax years; and
•	a charge for changes in the long-term assumptions for annuitization and lapse rates for guaranteed minimum income benefit contracts.

Special items for 2006 consisted of:

•
a charge associated with the settlement of the shareholder class action lawsuit brought against the Company.  This charge included certain costs to defend and was net of expected insurance recoveries; and

•	a charge for severance costs resulting from a review of staffing levels in the Health Care operations and in supporting areas.

Special items for 2005 consisted of:

•	accelerated amortization of deferred gain on the sale of the retirement benefits business;
•	a charge for severance costs associated with streamlining the operations of the Health Care operations and supporting areas. The Company substantially completed this program in 2006;
•	a tax benefit primarily from the release of tax reserves and valuation allowances resulting from the completion of the IRS audit for years 2000-2002; and
•	a charge associated with a modified coinsurance arrangement resulting from the sale of the retirement benefits business in 2004.

The impact of these special items on the segments is shown in the “Results of Operations” table within each segment discussion.

Overview of 2007 Consolidated Results of Operations

Income from continuing operations excluding the special items discussed above decreased in 2007, compared with 2006, principally reflecting lower realized investment gains primarily due to lower gains from sales of equity interests in real estate limited liability entities of $145 million.

These factors were partially offset by higher earnings in the Health Care (see page 48), Disability and Life (see page 52), International (see page 53) and Run-off Reinsurance (see page 53) segments.

Overview of 2006 Consolidated Results of Operations

Income from continuing operations in 2006, excluding the special items discussed above, increased compared to 2005 principally reflecting:

•	improved realized investment results primarily due to sales of equity interests in real estate limited liability entities of $165 million after-tax;
•	lower losses in the Run-off Reinsurance segment; and
•	higher earnings in the International segment driven by growth in the expatriate employee benefits business and the life, accident and health insurance business.

These factors were partially offset by lower segment earnings in the Health Care segment (see page 48).

Outlook for 2008

The Company expects full year 2008 income from continuing operations, excluding realized investment results, the results of the guaranteed minimum income benefits (GMIB) business and special items, to be higher than the comparable 2007 amount primarily due to earnings growth in the Health Care, Disability and Life and International segments, tempered by lower earnings in the Run-off Reinsurance segment. The Company’s outlook is subject to the factors cited in the Cautionary Statement on page 64.

Management is not able to estimate 2008 income from continuing operations under generally accepted accounting principles because it includes realized investment gains (losses), the results of the GMIB business and special items. Information is not available for management to reasonably estimate future realized investment gains (losses), the results of the GMIB business under a new accounting standard (see Note 2(B) to the Consolidated Financial Statements) or special (non-recurring) items, due, in part, to interest rate and stock market volatility and other internal and external factors.

Revenues

The Company’s revenues are derived from a variety of sources.  See Note 2(S) to the Consolidated Financial Statements for further details.

Total revenue increased by 7% in 2007, compared with 2006 and decreased by 1% in 2006, compared with 2005.  Changes in the components of total revenue are described more fully below.

Premiums and Fees

Premiums and fees increased 10% in 2007, compared to 2006, primarily attributable to higher specialty revenues and growth in medical membership as well as strong  renewal pricing on existing business in the Health Care segment (see page 48) and strong business growth in the  Disability and Life (see page 52) and International segments (see page 53).

Premiums and fees decreased marginally in 2006 reflecting the loss of a large prescription drug contract of $1.1 billion.  Excluding the loss of this contract, premiums and fees increased 9% in 2006, compared with 2005 primarily due to membership growth and rate increases in the Health Care, Disability and Life and International segments (see pages 48-53).

Net Investment Income

Net investment income decreased 7% in 2007.  This decrease was primarily attributable to share repurchase activity and lower average assets driven by a decline in the Health Care segment resulting from:

•	a shift in business from guaranteed cost products to administrative services only (ASO) products; and
•	pre-funding of Medicare Part D claims.

Net investment income decreased 12% in 2006 as a result of the 2006 conversion of the single premium annuity business to indemnity reinsurance (see page 55 for additional information) and share repurchase activity.

Net investment income also reflects the impact of yields, which were lower in 2007 and higher in 2006 as a result of changes in interest rates.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues in 2007 were comparable to 2006.  Mail order pharmacy revenues increased 30% in 2006, compared with 2005, primarily due to higher volume.

Other Revenues

Other revenues for the Company include certain Health Care specialty products, including behavioral health and disease management, results from futures contracts in the run-off reinsurance operations and amortization of deferred gains associated with sold businesses.

Other revenues increased 6% in 2007, as compared with 2006, primarily due to lower losses from futures contracts in the run-off reinsurance operations partially offset by lower other revenues in the Disability and Life segment (see page 52).

Other revenues decreased 54% in 2006, as compared with 2005, primarily due to lower deferred gain amortization associated with the sold retirement benefits business and higher losses from futures contracts in the run-off reinsurance operations.

Realized Investment Gains (Losses)

Realized investment gains (losses) were higher in 2006, compared with 2007 and 2005, primarily due to sales of equity interests in real estate limited liability entities.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the consolidated financial statements.  Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been selected could have a material effect on the Company’s consolidated results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosures presented below.

In addition to the estimates presented in the following table, there are other accounting estimates used in the preparation of the Company’s consolidated financial statements, including estimates of liabilities for future policy benefits other than those identified in the following table, as well as estimates with respect to unpaid claims and claim expenses, postemployment and postretirement benefits other than pensions, certain compensation accruals, and income taxes.

Management believes the current assumptions used to estimate amounts reflected in the Company’s consolidated financial statements are appropriate.  However, if actual experience differs from the assumptions used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s liquidity and financial condition.

See Note 2(B) to the Consolidated Financial Statements for further information on significant accounting policies that impact the Company.

The table that follows presents information about the Company’s most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect if Different Assumptions Used
Future policy benefits –
   Guaranteed minimum death benefits

These liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received.  The amounts to be paid represent the excess of the guaranteed death benefit over the values of contractholders’ accounts.  The death benefit coverage in force at December 31, 2007 (representing the amount payable if all approximately 750,000 contractholders had died as of that date) was approximately $4.2 billion.

Liabilities for future policy benefits for these contracts as of December 31 were as follows:

• 2007 – $848 million
• 2006 – $862 million

The Company estimates these liabilities based on assumptions for lapse, partial surrender, mortality, interest rates (mean investment performance and discount rate), and volatility.  These assumptions are based on the Company’s experience and future expectations over the long-term period.  The Company monitors actual experience to update these estimates as necessary.

Lapse refers to the full surrender of an annuity prior to a contractholder’s death.

Partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining any available death benefit coverage in effect at the time of the withdrawal.  Equity market declines could expose the Company to higher rates of partial surrender, the effect of which is not covered by the Company’s program to substantially reduce market risks.

Interest rates include both (a) the mean investment performance assumption considering the Company's program to reduce equity market exposures using futures contracts, and (b) the liability discount rate assumption.

Volatility refers to market fluctuations that affect the costs of the program adopted by the Company to reduce equity market risks associated with these liabilities.

Current assumptions used to estimate these liabilities are detailed in Note 7 to the Consolidated Financial Statements.  If an unfavorable change were to occur to those assumptions, the approximate after-tax decrease in net income would be as follows:

• 10% increase in mortality rates - $50 million
· 10% decrease in lapse rates - $20 million
· 10% increase in future partial surrenders - $5 million
· 50 basis point decrease in interest rates:
· Mean Investment Performance - $30 million
· Discount Rate - $20 million
· 10% increase in volatility - $35 million

The amounts would be reflected in the Run-off Reinsurance segment.

Health Care medical claims payable

Medical claims payable for the Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

Liabilities for medical claims payable as of December 31 were as follows:

• 2007 – gross $975 million; net $717 million
• 2006 – gross $960 million; net $710 million
• 2005 – gross $1.2 billion; net $823 million

These liabilities are presented above both gross and net of reinsurance and other recoverables.

These liabilities generally exclude amounts for administrative services only business.

See Note 5 to the Consolidated Financial Statements for additional information.

The Company develops estimates for Health Care medical claims payable using actuarial principles and assumptions based on historical and projected claim payment patterns, medical cost trends, which are impacted by the utilization of medical services and the related costs of the services provided (unit costs), benefit design, seasonality, and other relevant operational factors.  The Company consistently applies these actuarial principles and assumptions each reporting period, with consideration given to the variability of these factors, and recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions.

The Company's estimate of the liability for medical claims incurred but not yet reported is primarily calculated using historical claim payment patterns and expected medical cost trends.  The Company analyzes the historical claim payment patterns by comparing the dates claims were incurred, generally the dates services were provided, to the dates claims were paid to determine “completion factors”, which are a measure of the time to process claims.  A completion factor is calculated for each month of incurred claims.  The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors.  The Company estimates the ultimate liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claim data.  The difference between this estimate of the ultimate liability and the current paid claim data is the estimate of the remaining claims to be paid for each incurral month.  These monthly estimates are aggregated and included in the Company's Health Care medical claims payable at the end of each

For the year ended December 31, 2007, actual experience differed from the Company's key assumptions, resulting in $80 million of favorable incurred claims related to prior years’ medical claims payable of 1.3% of the current year incurred claims as reported for the year ended December 31, 2006. For the year ended December 31, 2006, actual experience differed from the Company's key assumptions, resulting in $173 million of favorable incurred claims related to prior years’ medical claims, or 2.6% of the current year incurred claims reported for the year ended December 31, 2005.  Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The corresponding impact of favorable prior year development on net income was $8 million for the year ended December 31, 2007 and $54 million for the year ended December 31, 2006.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's net income.  See Note 5 to the Consolidated Financial Statements for additional information.

Recent variances were 1.3% for the year ended December 31, 2007 and 2.6% for the year ended December 31, 2006 related to the impact of the prior year medical claims payable; and 0.1% for the year ended December 31, 2007 and 0.8% for the year reporting period.  Completion factors are used to estimate the health care medical claims payable for all months where claims have not been completely resolved and paid, except for the most recent month as described below.

Completion factors are impacted by several key items including changes in the level of claims processed electronically versus manually (auto-adjudication), changes in provider claims submission rates, membership changes and the mix of products.  As noted, the Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors.  This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.  It is possible that the actual completion rates for the current period will develop differently from historical patterns, which could have a material impact on the Company's medical claims payable and net income.

Claims incurred in the most recent month have limited paid claim data, since a large portion of health care claims are not submitted to the Company for payment in the month services have been provided.  This makes the completion factor approach less reliable for claims incurred in the most recent month.  As a result, in any reporting period, for the estimates of the ultimate claims incurred in the most recent month, the Company primarily relies on medical cost trend analysis, which reflects expected claim payment patterns and other relevant operational considerations.  Medical cost trend is impacted by several key factors including medical service utilization and unit costs and the Company’s ability to manage these factors through benefit design, underwriting, provider contracting and the Company's medical management initiatives.  These factors are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

Because historical trend factors are often not representative of current claim trends, the trend experienced for the most recent history along with an analysis of emerging trends, have been taken into consideration in establishing the liability for medical claims payable at December 31, 2007 and 2006.  It is possible that the actual medical trend for the current period will develop differently from the expected, which could have a material impact on the Company's medical claims payable and net income.

For each reporting period, the Company evaluates key assumptions by comparing the assumptions used in establishing the medical claims payable to actual experience. When actual experience differs from the assumptions used in establishing the liability, medical claims payable are increased or decreased through current period net income.  Additionally, the Company evaluates expected future developments and emerging trends which may impact key assumptions.  The estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments.  The adequacy of these estimates is highly sensitive to changes in the Company's key assumptions, specifically completion factors, which are impacted by actual or expected changes in the submission and payment of medical claims, and medical cost trends, which are impacted by actual or expected changes in the utilization of medical services and unit costs.

See Note 5 to the Consolidated Financial Statements for additional information.

ended December 31, 2006 related to the impact on net income. The Company believes that based on the current mix of business as of December 31, 2007, relative to the health care medical claims payable, the annual impact of each 1% variance between the actual and expected incurred medical claims on the Company’s net income would be approximately $35 million, favorable or unfavorable dependent on the direction of the actual versus expected variance.

Based on the current mix of business, the Company would reasonably expect the variance between actual and expected incurred medical claims to be within the range of +/- 0% to 1%.  This potential variance is expected to be driven evenly by completion factors and monthly medical cost trends.  While these ranges are consistent with the more recent variation in actual completion factors and medical trend assumptions, including the impact of recent operational and environmental changes, there is significant uncertainty regarding the ultimate outcome of actual results versus individual assumptions, and accordingly, more precision is not appropriate.

The amounts would be reflected in the Health Care segment.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect if Different Assumptions Used
Accounts payable, accrued expenses and other liabilities, and Other assets -
   Guaranteed minimum income benefits

These liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received.  The amounts to be paid represent the excess of the expected value of the income benefit over the value of the annuitants’ accounts at the time of annuitization.

The assets associated with these contracts represent receivables in connection with reinsurance that the Company has purchased from two external reinsurers, which covers 55% of the exposures on these contracts.

Net liabilities related to these contracts as of December 31 were as follows:

• 2007 – $313 million
• 2006 – $88 million

As of December 31, net amounts recoverable related to these contracts from two external reinsurers were as follows:

• 2007 – $197 million
• 2006 – $46 million

Additional liabilities associated with the cost of reinsurance as of December 31 were as follows:

• 2007 – $24 million
• 2006 – $47 million

As discussed in Note 2(B) to the Consolidated Financial Statements, the Company will implement SFAS No. 157, “Fair Value Measurements,” on January 1, 2008.  The new requirements that focus on exit price to measure fair value will impact the current assumptions and resulting estimated fair value of assets and liabilities for guaranteed minimum income benefits and are expected to reduce the Company's net income at implementation between $125 million to $150 million, net of estimated reinsurance recoverable.

The Company estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse, credit risk and annuity election rates.  Changes in fair value are reported in other operating expenses.

Annuity election rates refer to the proportion of annuitants who elect to receive their income benefit as an annuity.

Lapse refers to the full surrender of an annuity prior to annuitization of the policy.

The Company has been monitoring annuity election rate experience and, in 2007, increased its assumption related to annuity election rates resulting in a charge (net of reinsurance) of $75 million pre-tax. Also in 2007, the Company completed a review of lapse experience for these contracts. As a result of the review, the Company decreased its lapse assumption resulting in a charge (net of reinsurance) of $11 million pre-tax; because fewer annuitants are expected to lapse coverage, the Company’s expected claims increase.  In combination, the Company recognized in the second quarter of 2007 a total charge of $56 million after-tax ($86 million pre-tax) for these changes in the long-term assumptions.  This charge is reflected as a special item (see page 40).

Credit risk refers to the ability of these reinsurers to pay.

Interest rates include both (a) the liability discount rate assumption and (b) the projected interest rates used to calculate the reinsured income benefit at the time of annuitization (claim interest rate).

Volatility refers to the degree of variation of future market returns of the underlying mutual fund investments.

After implementation of SFAS 157, the Company will consider the various assumptions used to estimate fair values of assets and liabilities associated with these contracts in two categories.  The first group of assumptions consists of future annuitant behavior including annuity election rates, lapse, and mortality as well as retrocessionnaire credit risk.  Current assumptions used to estimate these liabilities are detailed in Note 20 to the Consolidated Financial Statements.  The Company will estimate a hypothetical market participant's view of these assumptions considering the actual and expected experience of the Company and other relevant and available industry sources.  If an unfavorable change were to occur in these assumptions before the implementation of SFAS No. 157, the approximate after-tax decrease in net income, net of estimated reinsurance recoverable, would be as follows:

•  10% decrease in mortality - less than $1 million
•  10% increase in annuity election rates - $5 million
•  10% decrease in lapse rates – $3 million
•  10% decrease in amounts recoverable from reinsurers (credit risk) - $10 million

After the implementation of SFAS No. 157, the potential effects on net income of unfavorable changes in these assumptions are generally expected to be 50% to 100% more than noted above, primarily because the liabilities, net of reinsurance recoverable will be higher at the date of implementation.  In addition to these assumptions, the Company will estimate a risk and profit charge that a hypothetical market participant would require to assume this business.

The second group of assumptions used to estimate these fair values consist of capital markets inputs including market returns and discount rates, claim interest rates and market volatility.  After the implementation of SFAS No. 157, the Company's results of operations are expected to be more volatile in future periods because these assumptions will be based largely on market-observable inputs at the close of each period including risk free interest rates and market implied volatilities.  If the following unfavorable changes were to occur after the implementation of SFAS No. 157 on January 1, 2008, the approximate after-tax decrease in net income, net of estimated reinsurance recoverable, would be as follows:

•  50 basis point decrease in risk free interest rates (which are aligned with LIBOR) used for projecting market returns and discounting - $15 to $20 million
•  50 basis point decrease in interest rates used for projecting claim exposure (7 year Treasury rates) - $30 million
• 10% increase in market volatility - $5 million

In addition, if annuitants' account values as of December 31, 2007 declined by 10% due to the performance of the underlying mutual funds, the approximate after-tax decrease in net income net of estimated reinsurance recoverable would be approximately $35 million.

All of these estimated impacts due to unfavorable changes could vary from quarter to quarter depending on actual reserve levels, the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.

The amounts would be reflected in the Run-off Reinsurance segment.  See Note 2(B) to the Consolidated Financial Statements for further information.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect if Different Assumptions Used
Reinsurance recoverables –
  Reinsurance recoverables in
  Run-off Reinsurance

Collectibility of reinsurance recoverables requires an assessment of risks that such amounts will not be collected, including risks associated with reinsurer default and disputes with reinsurers regarding applicable coverage.

Gross and net reinsurance recoverables in the Run-off Reinsurance segment as of December 31, were as follows:

• 2007 – gross $203 million; net $191
  million
• 2006 – gross $506 million; net $360 million
• 2005 – gross $565 million; net $417 million

The amount of reinsurance recoverables in the Run-off Reinsurance segment, net of reserves, represents management’s best estimate of recoverability, including an assessment of the financial strength of reinsurers.  The ultimate amounts received are dependent, in certain cases, on the resolution of disputes with reinsurers, including the outcome of arbitration and litigation proceedings.

A 10% reduction of net reinsurance recoverables due to uncollectibility at December 31, 2007, would reduce net income by approximately $15 million after-tax.

The amounts would be reflected in the Run-off Reinsurance segment.

See Note 8 to the Consolidated Financial Statements for additional information.

Accounts payable, accrued expenses and other liabilities-pension liabilities

These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows:

• 2007 – $628 million
• 2006 – $843 million

See Note 9 to the Consolidated Financial Statements for additional information.

The Company estimates these liabilities with actuarial models using various assumptions including discount rates and an expected return on plan assets.

Discount rates are set considering actual annualized yields for high quality, long-term corporate bonds, adjusted to reflect the duration of the pension liabilities.

The expected return on plan assets for the domestic qualified pension plan is developed considering actual historical returns, current and expected market conditions, plan asset mix and management’s investment strategy.  In addition, to measure pension costs the Company uses a market-related asset value method for domestic qualified pension plan assets invested in non-fixed income investments, which are approximately 80% of total plan assets.  This method recognizes market appreciation or depreciation in the non-fixed income portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost.

The declining interest rate environment has resulted in an accumulated unrecognized actuarial loss of $0.4 billion at December 31, 2007.  The actuarial loss adjusted for unrecognized changes in market-related asset values is amortized over the remaining service life of pension plan participants if the loss exceeds 10% of the market-related value of plan assets or 10% of the projected benefit obligation, whichever is greater.  As of December 31, 2007, approximately $0.3 billion of the adjusted actuarial loss exceeded 10% of the projected benefit obligation. As a result, approximately $35 million after-tax will be expensed in 2008 net income.  For the year ended December 31, 2007, $77 million after-tax was expensed in net income.

Changes to the Company's assumptions for discount rates and the expected return on domestic qualified plan assets will not change required cash contributions to the pension plan, as the Company funds at least the minimum amount required by ERISA.  Using past experience, the Company expects that it is reasonably possible that a favorable or unfavorable change in these key assumptions of 50 basis points could occur.  An unfavorable change is a decrease in these key assumptions with resulting impacts as discussed below.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points:

•  annual pension costs for 2008 would increase by approximately $15 million, after-tax; and
•  the accrued pension benefit liability would increase by approximately $200 million as of December 31, 2007 resulting in an after-tax decrease to shareholders’ equity of approximately $130 million as of December 31, 2007.

If the expected return on domestic qualified pension plan assets decreased by 50 basis points, annual pension costs for 2008 would increase by approximately $10 million, after-tax.

If the December 31, 2007 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $340 million as of December 31, 2007 resulting in an after-tax decrease to  shareholders’ equity of approximately $220 million.

A favorable change is an increase in these key assumptions and would result in impacts to annual pension costs, the accrued pension liability and shareholders’ equity in an opposite direction, but similar amounts.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect if Different Assumptions Used
Investments – Fixed maturities

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

Management estimates the amount of an “other than temporary” impairment when a decline in value is expected to persist, using quoted market prices for public securities with active markets and generally the present value of future cash flows for private placement bonds and other public securities.  Expected future cash flows are based on historical experience of the issuer and management’s expectation of future performance.  See “Quality Ratings” on page 60 for additional information.

The Company recognized "other than temporary" impairments of investments in fixed maturities as follows (after-tax, excluding policyholder share):

• 2007 – $20 million
• 2006 – $18 million
• 2005 – $12 million

See Note 10(A) to the Consolidated Financial Statements for a discussion of the Company’s review of declines in fair value.

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, the Company's net income as of December 31, 2007 would have decreased by approximately $81 million after-tax.

For private placement bonds considered impaired, a decrease of 10% of all expected future cash flows for the impaired bonds would reduce net income by approximately $1 million after-tax.

SEGMENT RESULTS OF OPERATIONS

Operating segments generally reflect groups of related products, but the International segment is generally based on geography.  The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as income (loss) from continuing operations excluding realized investment gains (losses).  Beginning in 2007, the Company reports the results of the run-off retirement business in Other Operations.  Prior periods have been restated to conform to this presentation.  See Note 19 to the Consolidated Financial Statements for additional segment information and a reconciliation of segment earnings (loss) to the Company’s consolidated income from continuing operations.

Health Care Segment

Segment Description

The Health Care segment includes medical, dental, behavioral health, prescription drug and other products and services that may be integrated to provide consumers with comprehensive health care solutions.  This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical products that continue to be managed within the health care business.

These products and services are offered through guaranteed cost, retrospectively experience-rated and service funding arrangements.  For a description of funding arrangements, see page 5 in this Form 10-K.

The company measures the operating effectiveness of the Health Care segment using the following key factors:

•	segment earnings;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical cost ratio) in the guaranteed cost business.

Results of Operations

(In millions)
Financial Summary	2007	2006	2005
Premiums and fees	$10,666	$9,830	$10,177
Net investment income	202	261	275
Mail order pharmacy revenues	1,118	1,145	883
Other revenues	250	226	208
Segment revenues	12,236	11,462	11,543
Mail order pharmacy cost
of goods sold	904	922	690
Benefits and other expenses	10,295	9,534	9,804
Benefits and expenses	11,199	10,456	10,494
Income before taxes	1,037	1,006	1,049
Income taxes	358	353	361
Segment earnings	$679	$653	$688
Realized investment gains,
net of taxes	$14	$105	$1
Special item (after-tax)
included in segment earnings:
Cost reduction charge	$-	$(15)	$(14)

The Health Care segment's earnings in all years presented were impacted by favorable after-tax prior year claim development of $8 million, $54 million and $137 million, in 2007, 2006 and 2005, respectively.

The amount of prior year claim development recorded in 2007, compared with 2006, is lower due to actual medical cost trends and completion factors being more in line with initial assumptions.

The amount of prior year claim development recorded in 2006 and in 2005 was attributable to better than expected completion factors reflecting shorter claims processing times due to more timely submission of claims as well as higher auto adjudication rates. Additionally, lower than expected medical cost trends also contributed to the favorable results. These results were driven by lower inpatient, outpatient and pharmacy service utilization and successful provider contracting initiatives as well as the mix of services provided.

Excluding such prior year claim development and the special items noted in the table above, segment earnings in 2007 increased over 2006 due to:

•	increased earnings from the specialty businesses;
•	margin improvements in the stop-loss product;
•	a lower medical cost ratio in the guaranteed cost business of 160 basis points due to strong renewal pricing increases in excess of medical cost trend; and
•	aggregate medical membership growth of approximately 800,000 members, including growth in the voluntary/ limited benefits business.

These factors were partially offset by lower margins in the experience-rated business as well as lower net investment income due to lower average assets and lower yields.

Excluding prior year claim development and the special items noted in the table above, segment earnings for 2006 were higher than 2005 due to:

•	higher earnings from the specialty businesses associated with core medical members;
•	higher medical membership of approximately 300,000 members;
•	improved cost productivity from expense reduction initiatives reflected in lower operating costs per member; and
•	lower losses in the Medicare Part D program of $11 million after-tax.

These factors were partially offset by lower results in the guaranteed cost business reflecting premium increases which were less than medical cost increases and lower experience-rated earnings.

Revenues

The table below shows premiums and fees for the Health Care segment:

(In millions)	2007	2006	2005
Medical:
Commercial HMO [2]	$2,220	$2,744	$2,646
Open access/Other
guaranteed cost[3]	1,657	946	463
Voluntary/limited benefits	160	72	-
Total guaranteed cost [1]	4,037	3,762	3,109
Experience-rated medical[1,4]	1,877	1,760	2,836
Dental	773	776	899
Medicare	349	321	286
Medicare Part D [6]	326	215	-
Other medical [5]	1,062	929	926
Total medical	8,424	7,763	8,056
Life and other non-medical	235	305	399
Total premiums	8,659	8,068	8,455
Fees [1,6]	2,007	1,762	1,722
Total premiums and fees	$10,666	$9,830	$10,177
1 Premiums and/or fees associated with certain specialty products are also included.
2 Includes premiums of $82 million for 2006 associated with the health care members in Tucson, Arizona (see Medical Membership below).
3 Includes premiums associated with other risk-related products primarily open access products.
4 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.
5Other medical premiums include risk revenue for stop-loss and specialty products.
6Represent administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare
Part D.

Premiums and fees. Premiums and fees increased 9% in 2007, compared with 2006, primarily reflecting:

•	strong renewal pricing on existing business, particularly in the guaranteed cost business;
•	higher Medicare Part D premiums of $111 million;
•	growth in specialty revenues; and
•	aggregate medical membership growth, including the voluntary/ limited benefits business.

In addition, premiums and fees in 2007 reflect a change in the mix of products to more service-only products from guaranteed cost products.

Premiums and fees reflect the loss in 2006 of a large prescription drug contract of $1.1 billion in the experience-rated business.  The loss of this contract had minimal impact to earnings, however the final settlement of this contract did result in net cash outflows in 2006.

Excluding the loss of this contract, premiums and fees increased by 9% in 2006, compared with 2005, primarily due to increased guaranteed cost membership and rate increases, as well as premiums and fees associated with the Medicare Part D and voluntary/limited benefits businesses.

Other revenues. Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Other revenues increased 11% in 2007 and 9% in 2006 primarily due to business growth.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

(In millions)	2007	2006	2005
Medical claims expense	$6,798	$6,111	$6,305
Other benefit expenses	225	260	347
Mail order pharmacy
cost of goods sold	904	922	690
Other operating expenses	3,272	3,163	3,152
Total benefits and expenses	$11,199	$10,456	$10,494

Medical claims expense.  Medical claims expense included favorable prior year claim development of $12 million in 2007, $83 million in 2006 and $211 million in 2005.  Excluding the prior year claim development, medical claims expense increased 10% in 2007 compared to 2006 primarily due to medical trend, increased Medicare Part D membership and the impact of the Star HRG operations.  The increase in medical claims expense for the guaranteed cost business was more than offset by the increase in premiums as demonstrated by the improvement in the medical cost ratio to 84.2% from 85.8%.

Excluding prior year claim development and the loss of a large prescription drug contract, medical claims expense increased 14% in 2006, compared with 2005. This increase was due to the impact of medical trend as demonstrated by a worsening in the medical cost ratio in the guaranteed cost business to 85.8% from 84.1%, the introduction of Medicare Part D in 2006 and the impact of Star HRG, which was acquired in July 2006.

See Note 5 to the Consolidated Financial Statements for additional information about medical claims payable and medical claims expense.

Other operating expenses. Other operating expenses include expenses related to both retail and mail order pharmacy, disease management, voluntary and limited benefits and Medicare claims administration businesses.

Excluding these items, other operating expenses increased in 2007, compared with 2006, reflecting membership growth and higher spending on information technology, including market facing capabilities.  This increase was partially offset by productivity savings which were reflected in lower operating expenses per member due to the success of various expense reduction initiatives.

Other operating expenses for 2006 include the favorable impact of a $22 million pre-tax ($14 million after-tax) insurance recovery resulting from a litigation matter.  Other operating expenses increased in 2006 reflecting costs associated with certain revenue growth initiatives and amortization of software development.  Excluding these items, other operating expenses for 2006 reflect productivity improvements.

Other Items Affecting Health Care Results

Medical Membership

The Company's medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims.

(In thousands)	2007	2006	2005
Guaranteed cost:
Commercial HMO	523	764	813
Medicare	31	32	32
Open access/Other
guaranteed cost[1]	515	366	214
Total guaranteed cost, excluding
voluntary/limited benefits	1,069	1,162	1,059
Voluntary/limited benefits	180	164	-
Total guaranteed cost	1,249	1,326	1,059
Experience-rated [2]	907	935	1,129
Service[3]	8,013	7,128	6,902
Total medical membership	10,169	9,389	9,090
1 Includes membership associated with other risk-related products, primarily open access products.
2 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.
3 Includes approximately 25 thousand members obtained through the acquisition of Mid-South Administrative Group, LLC, which was effective January 1, 2007, and includes 340 thousand members related to Sagamore Health Network, which was acquired on August 1, 2007.

During 2007, medical membership increased by 8.3%, including members from the August 1, 2007 acquisition of Sagamore Health Network, Inc.  Excluding this acquisition, medical membership increased 4.7% due to growth in the service business.

During 2006, the Company's medical membership increased by 3% including approximately 164,000 members with voluntary or other limited health care benefits coverage as a result of the Star HRG acquisition in 2006.  Excluding this acquisition, medical membership increased 1.5% reflecting growth in service and other guaranteed cost, partially offset by lower experience-rated membership.

In 2006, approximately 54,000 health care members in Tucson, Arizona were transitioned to the Company as the result of an antitrust requirement to divest certain contracts in connection with the merger of two health care industry competitors.  Given the unique nature of this transaction, the Company did not include these members in its reported medical membership until affected customers renewed on the Company’s contracts.  As of December 31, 2007, all customers were up for renewal and the Company renewed contracts for approximately 36,000 members.  These members are now included in the above medical membership results.

In addition, in 2006, approximately 84,000 members were reclassified from experience-rated to administrative service only.  This change had no impact on reported revenues or segment earnings.

Operational Improvement Initiatives

The Company continues to devote its efforts to becoming the leading health service organization.  As such, the Company is focused on several initiatives including developing and enhancing a consumer focused service model.  This effort is expected to require significant investments over the next 3-5 years.  These investments will enable the Company to grow its membership and to improve operational effectiveness and profitability by developing innovative products and services that promote consumer engagement at a competitive cost.  Executing on these operational improvement initiatives is critical to attaining a leadership position in the health care marketplace.

Offering products that meet emerging consumer and market trends. The CIGNATURE®, CareAlliesSM, and CIGNA Choice Fund® suite of products offers various options to consumers and employers and are key to our consumer engagement strategy.  Offerings include: choice of benefit, participating provider network, funding, medical management, and health advocacy options.  Through the CIGNA Choice Fund®, the Company offers a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by the Company.

In July 2006, the Company acquired Star HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families.  This acquisition complements the Company’s existing product portfolio by giving the Company the capability to offer voluntary health insurance coverage.  Also in 2006, the Company acquired vielife, a U.K. based leading provider of integrated online health management and coaching programs and entered into a long-term agreement with the University of Michigan to access certain intellectual property related to identification of health risks and employer worksite health and wellness programs.

Underwriting and pricing products effectively.  One of the Company’s key priorities is to achieve strong profitability in a competitive health care market.  The Company is focused on effectively managing pricing and underwriting decisions at both the case and overall business level, particularly for the guaranteed cost business as demonstrated in the improvement in the guaranteed cost medical cost ratio by 160 basis points in 2007 excluding prior year claim development.

Growing medical membership results. The Company continues to focus on growing its medical membership by:

•	increasing its share of the national and regional segments;
•	providing a diverse product portfolio that meets current market needs as well as emerging consumer-directed trends;
•	developing and implementing the systems, information technology and infrastructure to deliver member service that keeps pace with the emerging consumer-directed market trends;
•	ensuring competitive provider networks; and
•	maintaining a strong clinical quality in medical, specialty health care and disability management.

The Company is focused on segment expansion most notably in the voluntary, individual and small employer (less than 200 employees) and senior segments.  In an effort to achieve these objectives, the Company took the following strategic actions:

In November 2007, the Company announced its agreement to acquire Great-West Healthcare of Denver, Colorado. This acquisition will enable the Company to broaden its distribution reach and provider network, particularly in the western regions of the United States, and expand the range of health benefits and products it offers.  The Company is targeting an April 1, 2008 closing date.  See “Liquidity and Capital Resources Outlook” on page 58 for more information about funding this acquisition.

Additionally, the Company acquired Memphis-based Mid-South Administrative Group, LLC in January 2007 to give the Company an expanded local presence in Memphis and western Tennessee.

The Company formed strategic alliances with New York-based MVP Health Care/Preferred Care in September 2006 and with Minnesota-based HealthPartners in April 2006.  The Company believes that its medical management model, focus on clinical quality and ability to integrate health and related benefit solutions position the Company to continue to improve membership results.

These actions have enabled the Company to strengthen its national provider network; to enhance its ability to provide superior medical disease management programs and importantly, to grow membership while lowering medical costs in key geographic areas.

Effectively managing medical costs.  The Company operates under a centralized medical management model, which helps facilitate consistent levels of care for its members and reduces infrastructure expenses.

The Company is focused on continuing to effectively manage medical utilization and unit costs.  To help achieve this, the Company continues to focus on renegotiating contracts with providers and certain facilities to limit increases in medical reimbursement costs.  In addition, the Company seeks to strengthen its network position in selected markets and, on August 1, 2007, acquired Sagamore Health Network, Inc. in Indiana. Sagamore provides access to an extensive preferred provider network and offers access to a broad range of utilization review and case management services to health claim payer organizations, self-insured employers and third-party administrators.  In the future, the Company may pursue additional acquisitions and strategic alliances.

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

The Company is focused on the development and enhancement of a service model that is capable of meeting the challenges brought on by the increasing product and service complexity and the heightened expectations of health care consumers.  The Company continues to invest in the development and implementation of systems and technology to improve the member and provider service experience, enhance its capabilities and improve its competitive position.

Maintaining and upgrading information technology systems. The Company’s current business model and long-term strategy require effective and reliable information technology systems.  The Company’s current systems architecture will require continuing investment to meet the challenges of increasing consumer demands from both our existing and emerging customer base to support its business growth and strategies, improve its competitive position and provide appropriate levels of service to consumers.  The Company is focused on providing these enhanced strategic capabilities in response to increasing consumer expectations, while continuing to provide a consistent, high quality consumer service experience with respect to the Company’s current programs.  Further integration of the Company’s multiple administrative and customer facing platforms is required to support the Company's internal needs and growth strategies, and to ensure reliable, efficient and effective customer service both in today’s employer focused model as well as in a consumer directed model.  The Company’s ability to obtain and effectively deploy capital to make these investments will influence the timing and the impact these initiatives will have on its operations.

Reducing other operating expenses. The Company operates in an intensely competitive marketplace and its ability to establish a meaningful cost advantage is key to achieving its initiatives. Accordingly, the Company continues to focus on initiatives that will increase its operating efficiency and responsiveness to customers.

The Company’s health advocacy capabilities support its recent membership growth.  The Company must be able to deliver those capabilities efficiently and cost-effectively.  The Company must continue to identify additional cost savings to further improve its competitive cost position.  Savings generated from the Company’s operating efficiency initiatives provide capital to make investments that will enhance its capabilities in the areas of consumerism, particularly product development, the delivery of member service and health advocacy and related technology. See Note 6 to the Consolidated Financial Statements for further information on initiatives to reduce operating expenses.

Disability and Life Segment

Segment Description

The Disability and Life segment includes group disability, life, accident and specialty insurance and case management for disability and workers’ compensation.

For a description of Disability and Life’s products and services, see page 11 in the “Business” section of this Form 10-K.

Key factors for this segment are:

•	premium growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums (expense ratio).

Results of Operations

(In millions)
Financial Summary	2007	2006	2005
Premiums and fees	$2,374	$2,108	$2,065
Net investment income	276	256	264
Other revenues	131	161	198
Segment revenues	2,781	2,525	2,527
Benefits and expenses	2,435	2,214	2,208
Income before taxes	346	311	319
Income taxes	92	85	92
Segment earnings	$254	$226	$227
Realized investment gains
(losses), net of taxes	$(5)	$6	$(4)
Special item (after-tax) included in
segment earnings:
Completion of IRS examination	$6	$-	$-

Segment results in 2007 include the net favorable impact of reserve studies of $12 million after-tax.  Segment results in 2006 include the net favorable impact of reserve studies of $28 million after-tax, partially offset by severance charges of $6 million. Results in 2005 include the net favorable impact of reserve studies of $17 million after-tax.

Excluding the impact of reserve studies and the special item noted in the table above, segment earnings increased in 2007, compared with 2006, driven by continued strong disability results, higher net investment income due to higher average assets and yields, and more favorable accident and group universal life claims experience.  In addition, segment earnings reflect effective operating expense management and strong earned premium growth.

Excluding the impact of the reserve studies, segment earnings decreased in 2006, compared with 2005 driven by lower net investment income due to lower average assets partially offset by higher yields and lower earnings in the workers' compensation case management business.

Revenues

Premiums and fees. Premiums and fees increased 13% in 2007 and 2% in 2006 primarily reflecting business growth from new and existing customers and strong customer retention primarily in the disability and life insurance business while maintaining competitively strong margins.

Other revenues. Other revenues decreased 19% in 2007, compared with 2006, due to the loss of a significant customer in the workers’ compensation case management business in the fourth quarter of 2006.

Other revenues decreased 19% in 2006, compared with 2005, due to cancellations in the workers’ compensation case management business.

Benefits and Expenses

Excluding the pre-tax impact of reserve studies, the increase in benefits expense in 2007, compared with 2006, was primarily related to the net growth in earned premiums which was partially offset by more favorable mortality experience in the accident and specialty businesses.  The loss ratio in the disability business remained constant while the loss ratio in the accident and specialty businesses improved in 2007.

Excluding the pre-tax impact of reserve studies, the increase in benefits expense in 2006, compared with 2005, was related to the growth in earned premiums offset by favorable mortality in the life and accident insurance businesses, and more favorable disability claims experience.

2006 operating expenses include an $11 million pre-tax charge for severance.  Excluding this charge, other operating expense decreased in 2007 compared with 2006 primarily reflecting lower workers' compensation case management expenses due to declining business volumes, partially offset by business growth in the disability, life and accident businesses.  The expense ratio improved reflecting effective operating expense management.  Excluding the severance charge, other operating expenses increased in 2006 as compared to 2005 primarily reflecting business growth in the disability, life and accident businesses, partially offset by lower workers’ compensation case management expenses due to declining business volumes.  The expense ratio increased slightly due to investments in information systems.

International Segment

Segment Description

The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.

The key factors for this segment are:

•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	operating expense as a percentage of earned premium (expense ratio).

Results of Operations

(In millions)
Financial Summary	2007	2006	2005
Premiums and fees	$1,800	$1,526	$1,243
Net investment income	77	79	71
Other revenues	7	2	(4)
Segment revenues	1,884	1,607	1,310
Benefits and expenses	1,612	1,394	1,155
Income before taxes	272	213	155
Income taxes	96	75	46
Segment earnings	$176	$138	$109
Realized investment gains
(losses), net of taxes	$1	$(1)	$-
Special item (after-tax) included in
segment earnings:
Completion of IRS examination	$2	$-	$7
Excluding the special item noted in the table above, International segment earnings increased in 2007 and 2006 primarily due to substantial earnings growth in the life, accident and health insurance business, particularly in South Korea, and in the expatriate employee benefits business.

Revenues

Premiums and fees.  The increases in premiums and fees of 18% in 2007 and 23% in 2006, were primarily attributable to new sales growth and strong customer retention in the life, accident and health insurance operations, particularly in South Korea, and in the expatriate employee benefits business.  These increases also reflect appropriate renewal pricing on existing business.

Premiums and fees, excluding the effect of foreign currency changes, were $1,745 million in 2007, $1,494 million in 2006 and $1,202 million in 2005.

Benefits and Expenses

Benefits and expenses increased 16% in 2007 and 21% in 2006, primarily due to business growth, particularly in South Korea.  While benefits and expenses increased in 2007, the loss ratio improved in the life, accident and health business. In addition, expense ratios in the life, accident and health and expatriate benefits businesses continue to be strong due to effective expense management.

Other Items Affecting International Results

South Korea represents the single largest geographic market for the Company’s international businesses.  In 2007, South Korea generated 31% of International’s revenues and 41% of its segment earnings.  Due to the concentration of business in this region, the Company’s International business in South Korea could be exposed to potential losses resulting from adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on the Company’s consolidated results.

Run-off Reinsurance Segment

Segment Description

The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of  guaranteed minimum death benefit, guaranteed minimum income benefit,  workers’ compensation and personal accident reinsurance products.

Guaranteed Minimum Death Benefits

The Company reinsured a guaranteed minimum death benefit (GMDB) under certain variable annuities issued by other insurance companies. These GMDB variable annuities are essentially investments in mutual funds combined with a death benefit.  The Company has equity and other market exposures as a result of this product.

The determination of liabilities for GMDB requires the Company to make critical accounting estimates.  The Company describes the assumptions used to develop the reserves for these death benefits, and provides the effects of hypothetical changes in those assumptions on page 43.  See Note 7 to the Consolidated Financial Statements for additional information about these assumptions and the reserve balances.

Guaranteed Minimum Income Benefits

The Company also reinsured a guaranteed minimum income benefit (GMIB) under certain variable annuities issued by other insurance companies.  All reinsured GMIB policies also have a GMDB benefit that is reinsured.  The Company has equity and other market exposures as a result of this product.

The determination of liabilities for GMIB requires the Company to make critical accounting estimates.  The Company describes the assumptions used to develop the liabilities for these benefits and provides the effects of hypothetical changes in those assumptions on page 45.  See Note 20(B) to the Consolidated Financial Statements for additional information about these assumptions and the liability balances.

Workers’ Compensation and Personal Accident Reinsurance Products

The Company’s Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the London market and the United States.

The Company purchased retrocessional coverage in these markets to substantially reduce the risk of loss on these contracts.  Disputes involving a number of these reinsurance and retrocessional contracts have been substantially resolved and some of the disputed contracts have been commuted.  See “Litigation and Other Legal Matters” in Note 20(E) to the Consolidated Financial Statements for more information.

The Company's payment obligations under these contracts are based on ceding companies’ claim payments relating to accidents and injuries.  These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of  the Company's ultimate payment obligations and ultimate collection from retrocessionaires may not be known with certainty for some time.

Segment Summary

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of December 31, 2007, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Results of Operations

(In millions)
Financial Summary	2007	2006	2005
Premiums and fees	$60	$64	$92
Net investment income	93	95	99
Other revenues	(47)	(97)	(48)
Segment revenues	106	62	143
Benefits and expenses	160	80	219
Loss before income tax benefits	(54)	(18)	(76)
Income tax benefits	(43)	(4)	(12)
Segment loss	$(11)	$(14)	$(64)
Realized investment gains (losses),
net of taxes	$2	$22	$(2)
Special item (after-tax) included in
segment loss:
Charge related to guaranteed
minimum income benefit contracts	$(56)	$-	$-

Excluding the special item noted in the table above, segment results in the Run-off Reinsurance segment in 2007 improved as compared to 2006. This was predominantly due to an increase in earnings from several settlements and commutations that were favorable to the Company’s reserve position at the time, as well as higher earnings in the workers’ compensation and personal accident business, resulting from more favorable claim development.  These factors were partially offset by losses of $35 million after-tax in the GMIB product due to higher annuitization experience and declines in interest rates.

The segment loss for Run-off Reinsurance was lower in 2006 as compared to 2005 due to more favorable results in the workers’ compensation and personal accident lines of business due to lower reserve increases related to retrocessional credit risk as well as more favorable claims experience. The GMDB and GMIB businesses also reported a more favorable result as compared to 2005 reflecting lower reserve increases related to GMDB and GMIB contracts.

Other Revenues

The Company maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts.  Other revenues include pre-tax losses of $32 million in 2007, $96 million in 2006 and $48 million in 2005 from these contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.  The notional amount of the futures contract positions held by the Company at December 31, 2007 related to this program was $625 million.

Benefits and Expenses

Benefits and expenses increased significantly in 2007, compared to 2006, primarily due to an increase in liabilities of $86 million pre-tax for the guaranteed minimum income benefits business, related to the assumption changes for annuitization and lapse experience (see Note 20(B) to the Consolidated Financial Statements), and higher annuitization experience prior to the assumption change.  In addition, improvements in equity markets for 2007 were smaller than in 2006, leading to higher benefits expense for the guaranteed minimum death benefit business.  These factors were partially offset by lower expense in the workers’ compensation and personal accident businesses, due to the impact of favorable claim experience and settlements and commutations that were favorable to the Company’s reserved position.

Benefits and expenses decreased 63% in 2006 compared to 2005 due to larger equity market improvements in 2006, leading to lower benefits expense for the guaranteed minimum death benefit business.  In addition, in the workers’ compensation and personal accident businesses, reserve increases related to both retrocessional credit risk and claim experience were lower in 2006 than 2005.

Other Operations Segment

Segment Description

Other Operations consist of:

•	non-leveraged and leveraged corporate–owned life insurance (COLI);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.

The COLI portion of this business has contributed the majority of the earnings in 2007 and 2006 for Other Operations.  Federal legislation enacted in 1996 affected certain policies sold by the COLI business by eliminating on a prospective basis the tax deduction for policy loan interest for most leveraged COLI products. There have been no sales of this particular product since 1997.  As a result of an Internal Revenue Service initiative to settle tax disputes regarding leveraged products, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline.  Management does not expect this to have a significant impact on the future operating results of the segment.

From April 1, 2004 through March 31, 2006, the Company had a modified coinsurance arrangement relating to the single premium annuity business sold to the buyer.  Under the arrangement, the Company retained the invested assets supporting the reinsured liabilities.  These invested assets were held in a business trust established by the Company.  Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets.

Results of Operations

(In millions)
Financial Summary	2007	2006	2005
Premiums and fees	$108	$113	$118
Net investment income	437	467	609
Other revenues	82	102	448
Segment revenues	627	682	1,175
Benefits and expenses	473	531	692
Income before taxes	154	151	483
Income taxes	45	45	144
Segment earnings	$109	$106	$339
Realized investment gains
(losses), net of taxes	$(2)	$13	$(6)
Special items (after-tax) included in
segment earnings:
Completion of IRS examination	$5	$-	$11
Accelerated recognition of deferred
gain on sale of retirement benefits
business	$-	$-	$204
Charge associated with modified
coinsurance arrangement	$-	$-	$(8)

Excluding the special item noted above, segment earnings decreased for Other Operations in 2007, primarily reflecting expected lower deferred gain amortization associated with the sales of the individual life insurance and annuity and retirement benefits businesses.  This decrease was partially offset by higher COLI earnings primarily reflecting favorable mortality experience.

Excluding the special items noted in the table above, segment earnings for Other Operations decreased in 2006 primarily due to:

•	lower earnings in the corporate-owned life insurance business resulting from unfavorable expense items which was partially offset by favorable mortality experience;
•	lower deferred gain amortization in the individual life insurance and annuity business; and
•	the absence of favorable tax adjustments recorded in 2005.

Revenues

Net Investment Income. Net investment income decreased 6% in 2007 and 23% in 2006 primarily due to a reduction in assets resulting from the conversion of the single premium annuity business in the run-off retirement benefits business to indemnity reinsurance.

Other Revenues. Other revenues decreased 20% in 2007 and 77% in 2006 primarily due to lower deferred gain amortization related to the sold retirement benefits business and individual life insurance and annuity business. The amount of the deferred gain amortization recorded was $47 million in 2007, $62 million in 2006 and $396 million in 2005.

Corporate

Description

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses, such as directors’ fees.

Results of Operations

(In millions)
Financial Summary	2007	2006	2005
Segment loss	$(97)	$(95)	$(12)
Special items (after-tax) included
in segment loss:
Completion of IRS examination	$10	$-	$63
Charge associated with settlement
of shareholder litigation	$-	$(25)	$-
Cost reduction charge	$-	$(8)	$(19)

Excluding the special items noted in the table above, Corporate results in 2007, compared with 2006, reflect higher net interest expense resulting from the issuance of additional debt combined with lower average assets due to share repurchase activity.  In addition, the increase in segment loss also reflects the absence in 2007 of certain favorable expense items recorded in 2006.

Excluding the special items noted in the table above, the increase in segment loss in 2006 compared with 2005, primarily reflects the impact of less favorable tax adjustments.

DISCONTINUED OPERATIONS

Description

Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.

(In millions)
Financial Summary	2007	2006	2005
Income before income
(taxes) benefits	$25	$19	$-
Income (taxes) benefits	(7)	(6)	349
Income from operations	18	13	349
Impairment loss, net of tax	(23)	(17)	-
Income (loss) from discontinued
operations, net of taxes	$(5)	$(4)	$349

Summarized financial data for discontinued operations primarily represents:

•	impairment losses related to the dispositions in 2007 and 2006 of several Latin American insurance operations as discussed in Note 3 to the Consolidated Financial Statements;
•	realized gains on the disposition of certain directly-owned real estate investments in 2007 and 2006 as discussed in Note 11 to the Consolidated Financial Statements; and
•	tax benefits recognized in connection with past divestitures as discussed in Note 16 to the Consolidated Financial Statements.

INDUSTRY DEVELOPMENTS AND OTHER MATTERS

The industry is under continuing review by government agencies and regulators with respect to payment practices.  On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix – a system used to calculate payments for services provided by out-of-network providers.  The Company has received a subpoena from the New York Attorney General’s office in connection with this investigation and intends to fully cooperate and respond appropriately.  The Company is also a defendant in a putative class action brought on behalf of members asserting that due to the use of Ingenix data, the Company improperly underpaid claims.  The Company denies the allegations and will vigorously defend itself in the case.

In addition to the above referenced development, there are certain other matters that present significant uncertainty, which could result in a material adverse impact on consolidated results of operations.  See Note 20(D) “Regulatory and Industry Developments” and Note 20(E) “Litigation and Other Legal Matters” in the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)
Financial Summary	2007	2006	2005
Short-term investments	$21	$89	$439
Cash and cash equivalents	$1,970	$1,392	$1,709
Short-term debt	$3	$382	$100
Long-term debt	$1,790	$1,294	$1,338
Shareholders' equity	$4,748	$4,330	$5,360

Liquidity

The Company normally meets its operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities (see page 62 for additional information).

The Company’s insurance and HMO subsidiaries are subject to regulatory restrictions (see “Solvency Regulation” on page 58) that limit the amount of dividends or other distributions

(such as loans or cash advances) these subsidiaries may provide to the parent company without prior approval of regulatory authorities.  The Company does not expect these restrictions to limit the use of operating cash flows of the insurance and HMO subsidiaries for the Company’s general corporate purposes.

See Note 15 to the Consolidated Financial Statements for additional information.

Cash flows from operations for the years ended December 31 were as follows:

(In millions)	2007	2006	2005
Operating activities	$1,342	$642	$718
Investing activities	$269	$1,548	$258
Financing activities	$(1,041)	$(2,513)	$(1,785)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with the Company's program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

2007:

Cash flows from operating activities increased by $700 million in 2007 from 2006 and were affected by the following significant items:

•	lower net cash outflows of $212 million to originate commercial mortgage loans held for sale (see Note 10 to the Consolidated Financial Statements for additional information);
•	lower net cash outflows of $64 million associated with futures contracts related to the Run-off Reinsurance segment (see Note 7 to the Consolidated Financial Statements for additional information);
•	net cash outflows in 2006 of $171 million for experience-rated refunds due to the loss of a large prescription drug contract; and
•	settlement in 2006 of certain liabilities associated with the single premium annuity business of $44 million.

Excluding these items, cash flows from operating activities in 2007 increased by $209 million compared with 2006.  The increase was primarily due to higher cash revenues of $1.2 billion resulting from business growth in all of the Company’s ongoing operating segments, partially offset by higher paid claims of $536 million and higher operating expenses of $498 million (including higher tax payments of $138 million).

Cash provided by investing activities primarily consisted of net sales of investments of $495 million, partially offset by net purchases of property and equipment of $180 million (including $118 million of Health Care capitalized software) and net cash used in acquisitions of $42 million.

Cash used in financing activities primarily reflected net cash outflows of $948 million consisting of dividends paid and repurchase of common stock totaling $1.2 billion,  partially offset by $248 million from issuance of common stock to employees under the Company's stock plans.  In addition, there were net withdrawals of contractholder deposit funds of $193 million. Partially offsetting these out flows were net proceeds from long-term debt of $120 million, consisting of $498 million of net proceeds from the issuance of long-term debt partially offset by long-term debt repayment of $378 million.

2006:

Cash flows from operating activities decreased by $76 million in 2006 from 2005 and were affected by the following significant items:

•	net cash outflows in 2006 of $216 million to originate commercial mortgage loans held for sale (see Note 10 to the Consolidated Financial Statements for additional information);
•	higher net cash outflows in 2006 of $48 million associated with futures contracts related to run-off reinsurance (see Note 7 to the Consolidated Financial Statements for additional information);
•	settlement in 2006 of certain liabilities associated with the single premium annuity business of $44 million;
•	net cash outflows in 2006 of $171 million for experience-rated refunds due to the loss of a large prescription drug contract, compared with net receipts of $107 million in 2005 from that contract;
•	2005 voluntary pension contributions of $440 million (see Note 9 to the Consolidated Financial Statements for additional information); and
•	2005 cash receipts from discontinued operations of $222 million.

Excluding these items, cash flows from operating activities was $292 million higher in 2006, primarily because the increase in cash revenues was $121 million greater than the increase in paid claims (excluding the claims of the large prescription drug contract in 2006) primarily due to membership and revenue growth in Health Care.  In addition, operating expenses were $171 million lower in 2006, reflecting the absence of required pension contributions in 2006 (approximately $100 million in 2005).

Cash provided by investing activities primarily consisted of net proceeds from investments of $1.8 billion, partially offset by net purchases of property and equipment of $136 million, net cash transferred of $45 million in connection with the conversion of the single premium annuity business to indemnity reinsurance and net cash used in acquisitions of $38 million.

Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $2.8 billion, repayment of long-term debt of $100 million and net withdrawals of contractholder deposit funds of $124 million, partially offset by net proceeds of $246 million on issuance of long-term debt and proceeds of $251 million from issuances of common stock to employees under the Company's stock plans.

Operating cash flows in all periods presented have been more than adequate to meet the Company’s liquidity requirements.

Interest Expense

Interest expense on long-term debt and capital leases was as follows:

(In millions)	2007	2006	2005
Interest expense	$122	$104	$105

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

Under a universal shelf registration statement filed with the SEC in 2006, the Company is permitted to take advantage of its status as a “well-known seasoned issuer” and may issue debt, equity or other securities from time to time, with amount, price and terms to be determined at the time of sale.  See Note 12 to the Consolidated Financial Statements for additional information about the Company’s debt issuances.

In addition, the Company has $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission (SEC), which may be issued as debt securities, equity securities or both.  Management and the Board of Directors will consider market conditions and internal capital requirements when deciding whether the Company should issue new securities.

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of December 31, 2007.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines.  The Company expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient liquidity to meet its obligations, including:

•	debt service requirements and dividend payments to the Company shareholders; and
•	pension plan funding requirements.

However, if the Company's projections are not realized, the demand for funds could exceed available cash if:

•	management uses cash for investment opportunities;
•	a substantial insurance or contractholder liability becomes due before related investment assets mature;
•	a substantial increase in funding is required for the Company's program to reduce the equity market risks associated with the guaranteed minimum death benefit contracts; or
•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company.

In those cases, the Company has the flexibility to satisfy liquidity needs through short-term borrowings, such as revolving credit and line of credit agreements of up to $1.75 billion.

In November 2007, the Company announced its plan to acquire Great West Healthcare.  The acquisition will require $1.5 billion in cash.  The Company is targeting an April 1, 2008 closing date and expects to finance the acquisition with $1.0 billion in parent company cash and $500 million in new debt issuances.  As of December 31, 2007, cash at the parent company was approximately $885 million.

In addition, the Company intends to retain approximately $400 million of surplus in the subsidiaries during 2008 to support the transaction.

Solvency regulation.  The National Association of Insurance Commissioners (“NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly capitalized companies by comparing  each company’s adjusted surplus to its required surplus (“RBC ratio”).  The RBC ratio is designed to reflect the risk profile of insurance companies.  Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases.  There are four levels of regulatory action, ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control.  At December 31, 2007, the RBC ratio of each of the Company’s primary insurance subsidiaries was above the level that would require regulatory action.  The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs.  Although not all states have adopted these rules at December 31, 2007, at that date, each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules.  External rating agencies use their own RBC standards to evaluate capital adequacy as part of determining a company’s rating.

The NAIC is considering changing statutory reserving rules for variable annuities.  Any changes would apply to the Company’s reinsurance contracts covering guaranteed minimum death benefits and guaranteed minimum income benefits, and would impact the Company’s overall surplus level.

CONTRACTUAL OBLIGATIONS

The Company, through its subsidiaries, is contingently liable for various contractual obligations entered into in the ordinary course of business.  The maturities of the Company’s principal contractual cash obligations, as of December 31, 2007, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
On-Balance Sheet:
Insurance liabilities:
Contractholder
deposit funds	$4,660	$635	$518	$451	$3,056
Future policy
benefits	10,584	275	704	696	8,909
Health Care
medical claims
payable	975	973	2	-	-
Unpaid claims
and claims
expenses	4,890	1,376	901	650	1,963
Short-term debt	3	3	-	-	-
Long-term debt	3,775	119	244	655	2,757
Non-recourse
obligations	17	12	5	-	-
Other long-term
liabilities	665	335	198	48	84
Off-Balance Sheet:
Purchase
obligations	1,422	489	557	297	79
Operating leases	430	92	148	98	92
Total	$27,421	$4,309	$3,277	$2,895	$16,940

On-Balance Sheet:

•
Insurance liabilities. Contractual cash obligations for insurance liabilities, excluding unearned premiums and fees, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts.  Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal and premium experience.  The sum of the obligations presented above exceeds the corresponding insurance liabilities of $15.0 billion recorded on the balance sheet because these recorded liabilities reflect discounting for interest.  The Company manages its investment portfolios to generate cash flows needed to satisfy contractual obligations.  Any shortfall from expected yields could result in increases to recorded reserves and adversely impact results of operations.  The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses are excluded from the table above as net cash flow associated with them are not expected to impact the Company.  The total amount of these reinsured reserves excluded is approximately $6.8 billion.

•	Short-term debt represents current obligations under capital leases.

•	Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and represent obligations for software licenses.

•	Non-recourse obligations represent principal and interest payments due which may be limited to the value of specified assets, such as real estate properties held in joint ventures.

•
Other long-term liabilities.  These items are presented in accounts payable, accrued expenses and other liabilities in the Company's consolidated balance sheet.  This table includes estimated payments for pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts and certain tax and reinsurance liabilities.  Estimated payments of $90 million for deferred compensation, non-qualified and International pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year.  The Company does not expect to make, nor is the Company required to make, contributions to its primary qualified domestic pension plan in 2008.  The Company expects to make additional payments subsequent to 2008 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions which may materially differ from actual activities (see Note 9 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations). The Company expects to make additional payments subsequent to 2008 for tax obligations, however, subsequent payments have been excluded from the table as their amount and timing is uncertain given a review of tax years only recently begun.

Off-Balance Sheet:

•	Purchase obligations. As of December 31, 2007, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)
Fixed maturities	$15
Commercial mortgage loans	83
Real estate	10
Limited liability entities (other long-term investments)	443
Total investment commitments	551
Future service commitments	871
Total purchase obligations	$1,422

The Company had commitments to purchase investments in limited liability entities that hold real estate or loans in real estate entities or securities.  See Note 10(C) to the Consolidated Financial Statements for additional information.

Future service commitments include an agreement with IBM for various information technology (IT) infrastructure services.  The Company's commitment under this contract is approximately $640 million over a 6-year period.  The Company has the ability to terminate this agreement with 90 days notice, subject to termination fees.

The Company's remaining estimated future service commitments primarily represent contracts for certain outsourced business processes and IT maintenance and support.  The Company generally has the ability to terminate these agreements, but does not anticipate doing so at this time.  Purchase obligations exclude contracts that are cancelable without penalty or those that do not specify minimum levels of goods or services to be purchased.

•	Operating leases and certain Outsourced service arrangements. For additional information, see Note 18 to the Consolidated Financial Statements.

Guarantees

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.  See Note 20 to the Consolidated Financial Statements for additional information on guarantees.

Share Repurchase

The Company maintains a share repurchase program, which was authorized by its Board of Directors.  Decisions to repurchase shares depend on market conditions and alternative uses of capital.  The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan which permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods.

The Company repurchased 23.7 million shares in 2007 for $1.2 billion, and 75.9 million shares in 2006 for $2.8 billion.  Shares repurchased have been adjusted to reflect the three-for-one stock split effective June 2007. See Note 4 to the Consolidated Financial Statements for additional information. The total remaining share repurchase authorization as of February 26, 2008, was $327 million.

During 2007, the Company suspended its repurchase program due to the capital requirements to fund the pending Great-West acquisition.  In 2008, following the closing of the Great-West acquisition, the Company expects to have the capacity to resume the share repurchase program or consider additional acquisitions during the fourth quarter of 2008.

INVESTMENT ASSETS

Additional information regarding  the Company’s investment assets and related accounting policies is included in Notes 2, 10, 11 and 14 to the Consolidated Financial Statements in this 2007 Form 10-K.

Fixed Maturities

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  Fixed maturities, as presented on the balance sheet, also include trading and hybrid securities.

(In millions)	2007	2006
Federal government and agency	$628	$597
State and local government	2,489	2,488
Foreign government	882	766
Corporate	7,419	7,364
Federal agency mortgage-backed	-	2
Other mortgage-backed	221	223
Other asset-backed	442	515
Total	$12,081	$11,955

Other mortgage-backed assets consist principally of commercial mortgage-backed securities of which $7 million were residential mortgages and home equity lines of credit, all of which were originated utilizing standard underwriting practices and are not considered sub-prime loans.

Quality ratings

As of December 31, 2007, $11.3 billion, or 93%, of the fixed maturities in the Company’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $0.8 billion were below investment grade.  Most of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.

Private placement investments are generally less marketable than public bonds, but yields on these investments tend to be higher than yields on publicly offered debt with comparable credit risk.  The fair value of private placement investments was $4.4 billion as of December 31, 2007, and $4.3 billion as of December 31, 2006.  The Company maintains controls on its participation in private placement investments.  In particular, the Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength so the Company can take remedial actions, if warranted.  See “Critical Accounting Estimates” on page 42 for additional information.

Because of the higher yields and the inherent risk associated with privately placed investments and below investment grade securities, gains or losses from such investments could affect future results of operations.  However, management does not expect such gains or losses to be material to the Company’s liquidity or financial condition.

Commercial Mortgage Loans

The Company’s commercial mortgage loans are made exclusively to commercial borrowers; therefore there is no exposure to either prime or sub-prime residential mortgages.  These fixed rate loans are diversified by property type, location and borrower to reduce exposure to potential losses.  Loans are secured by the related property and are generally made at less than 75% of the property’s value.  The Company routinely monitors and evaluates the status of its commercial mortgage loans by reviewing loan and property-related information, including cash flows, expiring leases, financial health of the borrower and major tenants, loan payment history, occupancy and room rates for hotels and market conditions.  The Company evaluates this information in light of current economic conditions as well as geographic and property type considerations.

Problem and Potential Problem Investments

“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms (interest rate or maturity date).  “Potential problem” bonds and commercial mortgage loans are fully current, but management believes they have certain characteristics that increase the likelihood that they may become “problems.”  These characteristics include, but are not limited to, the following:

•	request from the borrower for restructuring;
•	principal or interest payments past due by more than 30 but fewer than 60 days;
•	downgrade in credit rating;
•	deterioration in debt service ratio;
•	collateral losses on asset-backed securities; and
•	significant vacancy in commercial rental mortgage property, or a decline in sales for commercial retail mortgage property.

The Company recognizes interest income on “problem” bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant in 2007, 2006 or 2005.

The following table shows problem and potential problem investments at amortized cost as of December 31:

(In millions)	Gross	Reserve	Net
2007
Problem bonds	$47	$(30)	$17
Potential problem bonds	$34	$(9)	$25
Potential problem commercial
mortgage loans	$70	$-	$70
Foreclosed real estate	$16	$(3)	$13
2006
Problem bonds	$71	$(50)	$21
Potential problem bonds	$15	$(1)	$14
Potential problem commercial
mortgage loans	$22	$-	$22
Foreclosed real estate	$16	$(3)	$13

Summary

The effect of investment asset write-downs and changes in valuation reserves on the Company’s net income are shown below. Other includes amounts attributable to future policy benefits for certain annuities and a modified coinsurance arrangement associated with the sold retirement benefits business prior to its conversion to indemnity reinsurance in April 2006.

(In millions)	2007	2006	2005
CIGNA	$26	$29	$14
Other	$-	$-	$2

The Company’s portion of these losses is a component of realized investment results.

Sustained weaknesses in certain sectors of the economy and the possibility of rising interest rates for an extended period may cause additional investment losses.  These investment losses could materially affect future results of operations, although the Company does not currently expect them to have a material effect on its liquidity or financial condition.

MARKET RISK

Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  The Company’s primary market risk exposures are:

•
Interest-rate risk on fixed-rate, domestic, medium-term instruments.  Changes in market interest rates affect the value of instruments that promise a fixed return and impact the value of liabilities for reinsured guaranteed minimum death and income benefit contracts.

•
Foreign currency exchange rate risk of the U.S. dollar to the South Korean won, Taiwan dollar, British pound, euro, Hong Kong dollar  and New Zealand dollar.  An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

•
Equity price risk for domestic equity securities and for reinsurance contracts that guarantee minimum death or income benefits resulting from unfavorable changes in variable annuity account values based on underlying mutual fund investments.

See Notes 7 and 20(B) to the Consolidated Financial Statements for further discussion of guaranteed minimum death benefits and guaranteed minimum income benefit contracts, respectively.

The Company’s Management of Market Risks

The Company predominantly relies on three techniques to manage its exposure to market risk:

•
Investment/liability matching. The Company generally selects investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of its related insurance and contractholder liabilities so that the Company can match the investments to its obligations.  Shorter-term investments support generally shorter-term life and health liabilities.  Medium-term, fixed-rate investments support interest-sensitive and health liabilities.  Longer-term investments generally support products with longer pay out periods such as annuities and long-term disability liabilities.

•
Use of local currencies for foreign operations. The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies.  This substantially limits exchange rate risk to net assets denominated in foreign currencies.

•	Use of derivatives. The Company generally uses derivative financial instruments to minimize certain market risks and enhance investment returns.

See Notes 2(C) and 10(F) to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.

Effect of Market Fluctuations on the Company

The examples that follow illustrate the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:

•	hypothetical changes in market rates for interest and foreign currencies primarily for fixed maturities and commercial mortgage loans; and
•	hypothetical changes in market prices for equity exposures primarily for equity securities and contracts that guarantee minimum income benefits.

In addition, hypothetical effects of changes in equity indices and foreign exchange rates are presented separately for futures contracts used in a program for guaranteed minimum death benefits.

Management believes that actual results could differ materially from these examples because:

•	these examples were developed using estimates and assumptions;
•	changes in the fair values of all insurance-related assets and liabilities have been excluded because their primary risks are insurance rather than market risk;
•
changes in the fair values of investments recorded using the equity method of accounting and liabilities for pension and other postretirement and postemployment benefit plans (and related assets) have been excluded, consistent with the disclosure guidance; and

•
changes in the fair values of other significant assets and liabilities such as goodwill, deferred acquisition costs, taxes, and various accrued liabilities have been excluded; because they are not financial instruments, their primary risks are other than market risk.

The effects of hypothetical changes in market rates or prices on the fair values of certain of the Company’s financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

Market scenario for
certain noninsurance
financial instruments	Loss in fair value
	2007	2006
100 basis point increase in
interest rates	$800 million	$950 million
10% strengthening in U.S.
dollar to foreign currencies	$150 million	$160 million
10% decrease in market prices
for equity exposures	$60 million	$30 million

The effect of a hypothetical increase in interest rates on the fair value of certain of the Company’s financial instruments decreased in 2007 as a result of declining investments in commercial mortgage loans and shortening durations of fixed maturity investments supporting certain annuities and increased long-term debt.  The effect of a hypothetical decrease in market prices for equity exposures increased in 2007 as a result of increased net liabilities related to guaranteed minimum income benefits reinsured by the Company based on higher assumed annuity election rates.  See “Critical Accounting Estimates” for guaranteed minimum income benefit benefits on page 45 for further discussion.

The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling.  The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by the Company was estimated to be 10% of the U.S. dollar equivalent fair value.  The effect of a hypothetical decrease in the market prices of equity exposures was estimated based on a 10% decrease in the mutual fund values underlying guaranteed minimum income benefits reinsured by the Company and a 10% decrease in the value of equity securities held by the Company.  See Note 20(B) to the Consolidated Financial Statements for additional information.

The Company uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values.  The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $60 million in the fair value of the futures contracts outstanding under this program as of December 31, 2007.  A corresponding decrease in liabilities for guaranteed minimum death benefit contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar.  See Note 7 to the Consolidated Financial Statements for further discussion of this program and related guaranteed minimum death benefit contracts.

As noted above, the Company manages its exposure to market risk by matching investment characteristics to its obligations.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company's businesses, including on:

•
risks and exposures associated with guaranteed minimum death benefit (see Note 7 to the Consolidated Financial Statements) and income benefit contracts (see Note 20(B) to the Consolidated Financial Statements); and

•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans (see page 46).

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors.  Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties.  These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made.  Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s  productivity initiatives, litigation and other legal matters, operational improvement in the health care operations, and the outlook for the Company’s  full year 2008 results.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.

You should not place undue reliance on these forward-looking statements.  The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors.  Some factors that could cause actual results to differ materially from the forward-looking statements include:

1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;
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

4.
risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses and the outcome of pending government proceedings and tax audits;

5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the health care business;
6.
risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;

7.	significant changes in interest rates for a sustained period of time;
8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business;
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

13.
significant stock market declines, which could, among other things, result in increased pension expenses of the Company’s pension plan in future periods and the recognition of additional pension obligations;

14.
unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

15.	significant deterioration in economic conditions, which could have an adverse effect on the Company’s operations and investments;
16.
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

This list of important factors is not intended to be exhaustive.  Other sections of this Form 10-K, including the “Risk Factors” section, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements.  The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Management's Annual Report on Internal Control over Financial Reporting

Management of CIGNA Corporation (“the Company”) is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company’s internal controls were designed to provide reasonable assurance to the Company’s Management and Board of Directors that the Company’s consolidated published financial statements for external purposes were prepared in accordance with generally accepted accounting principles.  The Company’s internal controls over financial reporting include those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets and liabilities of the company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on Management’s assessment and the criteria set forth by COSO, it was determined that the Company’s internal controls over financial reporting are effective as of December 31, 2007.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Market Risk” in the MD&A section of this Form 10-K is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIGNA Corporation
Consolidated Statements of Income
(In millions, except per share amounts)
For the years ended December 31,	2007	2006	2005
Revenues
Premiums and fees	$15,008	$13,641	$13,695
Net investment income	1,114	1,195	1,359
Mail order pharmacy revenues	1,118	1,145	883
Other revenues	368	346	754
Realized investment gains (losses)	15	220	(7)
Total revenues	17,623	16,547	16,684
Benefits and Expenses
Health Care medical claims expense	6,798	6,111	6,305
Other benefit expenses	3,401	3,153	3,341
Mail order pharmacy cost of goods sold	904	922	690
Other operating expenses	4,889	4,630	4,555
Total benefits and expenses	15,992	14,816	14,891
Income from Continuing Operations before Income Taxes	1,631	1,731	1,793
Income taxes (benefits):
Current	511	595	123
Deferred	-	(23)	394
Total taxes	511	572	517
Income from Continuing Operations	1,120	1,159	1,276
Income (Loss) from Discontinued Operations, Net of Taxes	(5)	(4)	349
Net Income	$1,115	$1,155	$1,625
Basic Earnings Per Share:
Income from continuing operations	$3.95	$3.50	$3.34
Income (loss) from discontinued operations	(0.01)	(0.01)	0.91
Net income	$3.94	$3.49	$4.25
Diluted Earnings Per Share:
Income from continuing operations	$3.88	$3.44	$3.28
Income (loss) from discontinued operations	(0.01)	(0.01)	0.89
Net income	$3.87	$3.43	$4.17

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets
(In millions, except per share amounts)
As of December 31,		2007		2006
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,409; $11,202)		$12,081		$11,955
Equity securities, at fair value (cost, $127; $112)		132		131
Commercial mortgage loans		3,277		3,988
Policy loans		1,450		1,405
Real estate		49		117
Other long-term investments		520		418
Short-term investments		21		89
Total investments		17,530		18,103
Cash and cash equivalents		1,970		1,392
Accrued investment income		233		223
Premiums, accounts and notes receivable, net		1,405		1,459
Reinsurance recoverables		7,331		8,045
Deferred policy acquisition costs		816		707
Property and equipment		625		632
Deferred income taxes, net		794		926
Goodwill		1,783		1,736
Other assets, including other intangibles		536		611
Separate account assets		7,042		8,565
Total assets		$40,065		$42,399
Liabilities
Contractholder deposit funds		$8,594		$9,164
Future policy benefits		8,147		8,245
Unpaid claims and claim expenses		4,127		4,271
Health Care medical claims payable		975		960
Unearned premiums and fees		496		499
Total insurance and contractholder liabilities		22,339		23,139
Accounts payable, accrued expenses and other liabilities		4,127		4,602
Short-term debt		3		382
Long-term debt		1,790		1,294
Nonrecourse obligations		16		87
Separate account liabilities		7,042		8,565
Total liabilities		35,317		38,069
Contingencies — Note 20
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351; 160)		88		40
Additional paid-in capital		2,474		2,451
Net unrealized appreciation, fixed maturities	$140		$187
Net unrealized appreciation, equity securities	7		22
Net unrealized depreciation, derivatives	(19)		(15)
Net translation of foreign currencies	61		33
Postretirement benefits liability adjustment	(138)		(396)
Accumulated other comprehensive income (loss)		51		(169)
Retained earnings		7,113		6,177
Less treasury stock, at cost		(4,978)		(4,169)
Total shareholders’ equity		4,748		4,330
Total liabilities and shareholders’ equity		$40,065		$42,399
Shareholders’ Equity Per Share		$16.98		$14.63

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
For the years ended December 31,	2007		2006		2005
	Compre-	Share-	Compre-	Share-	Compre-	Share-
	hensive	holders'	hensive	holders'	hensive	holders'
	Income	Equity	Income	Equity	Income	Equity
Common Stock, beginning of year		$40		$40		$40
Effect of issuance of stock for stock split		48		-		-
Common Stock, end of year		88		40		40
Additional Paid-In Capital, beginning of year		2,451		2,385		2,360
Effect of issuance of stock for stock split		(48)		-		-
Effect of issuance of stock for employee benefit plans		71		66		25
Additional Paid-In Capital, end of year		2,474		2,451		2,385
Accumulated Other Comprehensive Loss, beginning
of year prior to implementation effect		(169)		(509)		(336)
Implementation effect of SFAS No. 155 (See Note 2)		(12)		-		-
Accumulated Other Comprehensive Loss, beginning
of year as adjusted		(181)		(509)		(336)
Net unrealized depreciation, fixed maturities	$(47)	(47)	$(8)	(8)	$(195)	(195)
Net unrealized appreciation (depreciation), equity securities	(3)	(3)	(2)	(2)	7	7
Net unrealized depreciation on securities	(50)		(10)		(188)
Net unrealized appreciation (depreciation), derivatives	(4)	(4)	(1)	(1)	2	2
Net translation of foreign currencies	28	28	31	31	-	-
Postretirement benefits liability adjustment	258	258	-	-	-	-
Minimum pension liability adjustment: prior
to adoption of SFAS No. 158	-	-	284	284	13	13
Minimum pension liability adjustment:
reversal on adoption of SFAS No. 158	-	-	-	432	-	-
Postretirement benefits liability adjustment:
adoption of SFAS No. 158	-	-	-	(396)	-	-
Other comprehensive income (loss)	232		304		(173)
Accumulated Other Comprehensive Income (Loss), end of year		51		(169)		(509)
Retained Earnings, beginning of year prior		6,177		5,162		3,679
to implementation effects
Implementation effect of SFAS No. 155 (see Note 2)		12		-		-
Implementation effect of FIN 48 (see Note 2)		(29)		-		-
Retained Earnings, beginning of year as adjusted		6,160		5,162		3,679
Net income	1,115	1,115	1,155	1,155	1,625	1,625
Effects of issuance of stock for employee benefit plans		(151)		(129)		(129)
Common dividends declared (per share: $0.04; $0.03; $0.03)		(11)		(11)		(13)
Retained Earnings, end of year		7,113		6,177		5,162
Treasury Stock, beginning of year		(4,169)		(1,718)		(540)
Repurchase of common stock		(1,158)		(2,775)		(1,621)
Other, primarily issuance of treasury stock
for employee benefit plans		349		324		443
Treasury Stock, end of year		(4,978)		(4,169)		(1,718)
Total Comprehensive Income and
Shareholders’ Equity	$1,347	$4,748	$1,459	$4,330	$1,452	$5,360

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows
(In millions)
For the years ended December 31,	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,115	$1,155	$1,625
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	5	4	(349)
Insurance liabilities	(24)	(390)	(580)
Reinsurance recoverables	159	93	93
Deferred policy acquisition costs	(106)	(63)	(71)
Premiums, accounts and notes receivable	47	69	179
Other assets	(134)	(46)	(4)
Accounts payable, accrued expenses and other liabilities	150	(106)	(345)
Current income taxes	10	245	(265)
Deferred income taxes	-	(23)	394
Realized investment (gains) losses	(15)	(220)	7
Depreciation and amortization	194	208	221
Gains on sales of businesses (excluding discontinued operations)	(47)	(61)	(396)
Commercial mortgage loans originated and held for sale	(80)	(315)	-
Proceeds from sales of commercial mortgage loans held for sale	76	99	-
Cash provided by operating activities of discontinued operations	-	-	222
Other, net	(8)	(7)	(13)
Net cash provided by operating activities	1,342	642	718
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	1,012	3,405	3,028
Equity securities	28	53	12
Commercial mortgage loans	1,293	495	612
Other (primarily short-term and other long-term investments)	260	1,185	767
Investment maturities and repayments:
Fixed maturities	973	964	968
Commercial mortgage loans	123	432	348
Investments purchased:
Fixed maturities	(2,150)	(3,069)	(3,108)
Equity securities	(27)	(43)	(15)
Commercial mortgage loans	(693)	(1,075)	(1,364)
Other (primarily short-term and other long-term investments)	(394)	(612)	(910)
Property and equipment sales	82	11	-
Property and equipment purchases	(262)	(147)	(61)
Conversion of single premium annuity business	-	(45)	-
Other acquisitions and dispositions, net cash used	(42)	(38)	-
Cash provided by investing activities of discontinued operations	70	32	-
Other, net	(4)	-	(19)
Net cash provided by investing activities	269	1,548	258
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	482	503	607
Withdrawals and benefit payments from contractholder deposit funds	(675)	(627)	(891)
Change in cash overdraft position	(20)	66	(216)
Net change in short-term debt	-	(75)	-
Net proceeds on issuance of long-term debt	498	246	-
Repayment of long-term debt	(378)	(100)	-
Repurchase of common stock	(1,185)	(2,765)	(1,618)
Issuance of common stock	248	251	346
Common dividends paid	(11)	(12)	(13)
Net cash used in financing activities	(1,041)	(2,513)	(1,785)
Effect of foreign currency rate changes on cash and cash equivalents	8	6	(1)
Net increase (decrease) in cash and cash equivalents	578	(317)	(810)
Cash and cash equivalents, beginning of year	1,392	1,709	2,519
Cash and cash equivalents, end of year	$1,970	$1,392	$1,709
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$455	$317	$135
Interest paid	$122	$105	$104

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to the Consolidated Financial Statements

Note 1 — Description of Business

CIGNA constitutes one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace, including health care products and services such as medical coverages, pharmacy, behavioral health, dental benefits, and disease management; group disability, life and accident insurance; and disability and workers’ compensation case management and related services.  In addition, CIGNA has an international operation that offers life, accident and supplemental health insurance products and international health care products and services to businesses and individuals in selected markets. CIGNA also has certain inactive businesses, including a run-off reinsurance operation.

Note 2 — Summary of Significant Accounting Policies

A.   Basis of Presentation

The consolidated financial statements include the accounts of CIGNA, its significant subsidiaries, and variable interest entities of which CIGNA is the primary beneficiary, which are referred to collectively as “the Company.”  Intercompany transactions and accounts have been eliminated in consolidation.

These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  Amounts recorded in the consolidated financial statements reflect management’s estimates and assumptions about medical costs, investment valuation, interest rates and other factors.  Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates.

All weighted average shares, per share amounts and references to stock compensation for all periods presented have been adjusted to reflect the three-for-one stock split effective June 4, 2007 (see Note 4).  Par value and treasury stock were not affected by the stock split and, as a result, the Company reclassified $48 million from additional paid-in capital to common stock to reflect the issuance of approximately 191 million additional shares at par value.

Beginning in 2007, the Company reports the results of the run-off retirement business in Other Operations.  Prior periods have been restated to conform to this presentation.

Certain insignificant reclassifications have been made to prior years' amounts to conform to the 2007 presentation.

Discontinued operations.  Summarized financial data for discontinued operations primarily represents:

•	impairment losses related to the dispositions in 2007 and 2006 of several Latin American insurance operations as discussed in Note 3;
•	realized gains on the disposition of certain directly-owned real estate investments in 2007 and 2006 as discussed in Note 11; and
•	tax benefits recognized in connection with past divestitures as discussed in Note 16.

(In millions)	2007	2006	2005
Income before income
(taxes) benefits	$25	$19	$-
Income (taxes) benefits	(7)	(6)	349
Income from operations	18	13	349
Impairment loss, net of tax	(23)	(17)	-
Income (loss) from discontinued
operations, net of taxes	$(5)	$(4)	$349

Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

Variable interest entities.  During 2007, certain real estate joint ventures and the remaining entity that issues investment products liquidated their primary assets and liabilities.  As a result, as of December 31, 2007, the Company consolidated $5 million in assets and $5 million in liabilities as the primary beneficiary of one real estate joint venture and no longer consolidates any assets or liabilities related to collateralized loan obligations (CLOs).  As of December 31, 2006, the Company consolidated $57 million in assets and $47 million in liabilities related to real estate joint ventures, and $55 million in assets and $26 million in liabilities related to CLOs.

B.   Recent Accounting Pronouncements

Uncertain tax positions.  Effective January 1, 2007, the Company implemented Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." This interpretation provides guidance for recognizing and measuring uncertain tax positions that are "more likely than not" to result in a benefit if challenged by the Internal Revenue Service (IRS).  The guidance clarifies that the amount of tax benefit recognized should be measured using management's best estimate based on the most favorable expected benefit with greater than fifty percent likelihood of being realized.  The interpretation also requires that interest expense and penalties be recognized for any reserved portion of an uncertain tax position beginning when the effect of that position is reported to tax authorities.  The cumulative effect of implementing the interpretation for unrecognized tax benefits decreased opening retained earnings by $29 million.  See Note 16 for additional information.

Certain financial instruments.  Effective January 1, 2007, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. This standard clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. At adoption, the Company elected to fair value certain existing investments in preferred stock and debt securities with call or conversion features (hybrid securities) and future changes in the fair value of these investments will be reported in net income. As a result, the Company reclassified $12 million after-tax of unrealized appreciation from the opening balance of accumulated other comprehensive loss to retained earnings with no net change to total shareholders' equity. In addition, this standard may affect future income recognition for certain future financial instruments if the fair value election is used or if additional derivatives are identified because any changes in their fair values will be recognized in net income each period. See Note 10(A) for a review of instruments that the Company has elected to fair value.

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

Pension and other postretirement benefit plans.  Effective December 31, 2006, the Company implemented SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits Plans." This standard requires that the overfunded or underfunded status of all defined benefit postretirement plans be measured as the difference between the fair value of plan assets and the benefit obligation and recognized in the balance sheet.  Changes in actuarial gains and losses and prior service costs are required to be recognized in accumulated other comprehensive income, net of tax, each period.  The effects on the consolidated financial statements were as follows:

	Before		After
	Application of	Adjust-	Application of
(In millions)	SFAS No. 158	ments	SFAS No. 158
Liability for pension
benefits	$744	$99	$843
Liability for other
postretirement benefits	$590	$(155)	$435
Total liabilities	$38,125	$(56)	$38,069
Deferred income tax asset	$946	$(20)	$926
Accumulated other
comprehensive (loss)	$(205)	$36	$(169)
Total shareholders' equity	$4,294	$36	$4,330

Liabilities for pension benefits and other postretirement benefits are recorded in accounts payable, accrued expenses and other liabilities on the Company’s balance sheet.

The implementation of SFAS No. 158 did not impact the Company's pension expense, funding requirements or financial covenants.  See Note 9 for further information on pension and other postretirement benefit plans.

Other-than-temporary impairment.  Effective January 1, 2006, the Company implemented guidance provided by the FASB on evaluating fixed maturities and equity securities for other-than-temporary impairment. Because this guidance is largely a summary of existing accounting principles generally accepted in the United States of America, there was no material effect in accounting for fixed maturities and equity securities with other-than-temporary impairments at implementation. See Note 10(A) for a review of declines in fair value of fixed maturities and equity securities.

Business combinations.  In 2007, the FASB issued SFAS No. 141 (revised 2007, referred to as SFAS No. 141R,) “Business Combinations,” to require fair value measurements for all future acquisitions, including contingent purchase price and contingent assets or liabilities of the entity to be acquired.  This standard also expands the definition of “business combination” to include all transactions or events in which an entity obtains control of a business, requires acquisition related and restructuring costs to be expensed as incurred and requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the acquisition date to be reported in income tax expense.  SFAS No. 141R is effective for all business combinations beginning in 2009.  The effect of these new requirements on the Company’s financial condition and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Noncontrolling interests in subsidiaries.  In 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," to require that noncontrolling interests in subsidiaries be presented as part of equity of the consolidated group, separate from the parent shareholders' equity.  In addition, net income and components of other comprehensive income of the subsidiary must be allocated between the controlling and noncontrolling interests and presented separately based on relative ownership interests or contractual arrangements.  These new presentation requirements must be applied through retrospective restatement of prior financial statements beginning in 2009.  The Company is presently evaluating the impact of these new requirements, but does not expect material changes to the results of operations or financial condition.

Fair value option.  In 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose fair value measurement of many financial instruments with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument.  Implementation is required in the first quarter of 2008 with any changes in the measurement of existing financial instruments to be reported as an adjustment to the opening balance of retained earnings.  The Company does not currently expect to elect the fair value option for any financial assets and liabilities at implementation. For financial assets and liabilities acquired subsequently, the Company will determine whether to use the fair value election at the time of acquisition.

Fair value measurements. In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to expand disclosures about fair value measurements and to clarify how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price).  Except for certain nonfinancial instruments, implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income.  For fixed maturities and equity securities held for sale and derivatives that hedge future cash flows, changes in fair value will be reported in accumulated other comprehensive income (loss) for the period. The FASB voted to defer the effective date of SFAS No. 157 until first quarter 2009 for nonfinancial assets and liabilities (such as intangible assets, property and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment).

Estimates of the fair values of the assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuity contracts issued by other insurance companies, including related retrocessional coverage from two external reinsurers, will be impacted by these new requirements.  The assumptions used to estimate the fair value of these contracts will be determined using a market-based view of an exit price rather than using historical market data and actual experience to establish the Company’s future expectations.  These assumptions include market returns and volatilities of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse and annuity election rates, retrocessional credit, and risk and profit charges. For many of these assumptions, there is limited or no observable market data so determining an exit price under SFAS No. 157 requires significant judgment. The impact to the Company’s net income of implementing SFAS No. 157 on January 1, 2008 is expected to be a non-cash loss of $125-$150 million after-tax, net of estimated reinsurance recoverable, in the Run-off Reinsurance segment.  In addition, the Company’s results of operations related to this business are expected to be more volatile in future periods as changes in the underlying assumptions will be based on current market inputs each period rather than on longer term expectations.

C.   Financial Instruments

In the normal course of business, the Company enters into transactions involving various types of financial instruments.  These financial instruments may include:

•	various investments (such as fixed maturities, commercial mortgage loans and equity securities);
•	short- and long-term debt; and
•	off-balance-sheet instruments (such as investment and certain loan commitments and financial guarantees).

These instruments may change in value due to interest rate and market fluctuations, and most also have credit risk.  The Company evaluates and monitors each financial instrument individually and, when management considers it appropriate, uses a derivative instrument or obtains collateral or another form of security to minimize risk of loss.

Most financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value.  The following table shows the fair values and carrying values of the Company’s financial instruments not carried at fair value that are subject to fair value disclosure requirements, at the end of 2007 and 2006:

(In millions)	2007		2006
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Commercial mortgage loans	$3,315	$3,277	$4,060	$3,988
Contractholder deposit
funds, excluding universal
life products	$931	$936	$1,324	$1,332
Long-term debt
excluding capital leases	$1,790	$1,777	$1,390	$1,277

Fair values of off-balance-sheet financial instruments were not material.

Fair values of financial instruments are based on quoted market prices when available.  When market prices are not available, management generally estimates fair value based on discounted cash flow analyses, which use current interest rates for similar financial instruments with comparable terms and credit quality.  Management estimates the fair value of the liabilities for contractholder deposit funds using the amount payable on demand.  In certain cases, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the instrument were sold immediately.

D.   Investments

The Company's accounting policies for investment assets are discussed below:

Fixed maturities and equity securities. Fixed maturities include bonds, mortgage- and other asset-backed securities and preferred stocks redeemable by the investor.  Equity securities include common stocks and preferred stocks that are non-redeemable or redeemable only by the issuer.  These investments are primarily classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders’ equity.  Fixed maturities and equity securities are considered impaired, and their cost basis is written down to fair value through earnings, when management expects a decline in value to persist (i.e. the decline is “other than temporary”).  Fixed maturities and equity securities include certain trading and hybrid securities carried at fair value with changes in fair value reported in other revenues for trading securities and in realized investment gains and losses for hybrid securities, beginning after the implementation of SFAS No. 155 on January 1, 2007.

Commercial mortgage loans.  Mortgage loans held by the Company are made exclusively to commercial borrowers, therefore there is no exposure to either prime or sub-prime residential mortgages.  Generally, commercial mortgage loans are carried at unpaid principal balances and are issued at a fixed rate of interest.  Commercial mortgage loans held for sale are carried at the lower of unpaid principal balance or market with any resulting valuation allowance reported in realized investment gains and losses.  Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the loan agreement.  Impaired loans are carried at the lower of unpaid principal or fair value of the underlying collateral.  The Company estimates the fair value of the underlying collateral using internal valuations generally based on discounted cash flow analyses.

Policy loans.  Policy loans are carried at unpaid principal balances.

Real estate.  Investment real estate can be “held and used” or “held for sale”.  The Company accounts for real estate as follows:

•
real estate "held and used" is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans.  The Company carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable.  Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset.

•
real estate is "held for sale" when a buyer’s investigation is completed, a deposit has been received and the sale is expected to be completed within the next year.  Real estate held for sale is carried at the lower of carrying value or current fair value, less estimated costs to sell, and is not depreciated.  Valuation reserves reflect any changes in fair value.

•	the Company uses several methods to determine the fair value of real estate, but relies primarily on discounted cash flow analyses and, in some cases, third party appraisals.

At the time of foreclosure, properties are reclassified from commercial mortgage loans to real estate.  The Company rehabilitates, re-leases and sells foreclosed properties.  This process usually takes from 2 to 4 years unless management considers a near-term sale preferable.

Other long-term investments.  Other long-term investments include investments in unconsolidated entities.  These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans.  These investments are carried at cost plus the Company’s ownership percentage of reported income or loss in cases where the Company has significant influence, otherwise the investment is carried at cost.  Also included in other long-term investments are loans to unconsolidated real estate entities secured by the equity interests of these real estate entities, which are carried at unpaid principal balances (mezzanine loans).

Short-term investments. Investments with maturities of less than one year from time of purchase are classified as short-term, available for sale and carried at fair value, which approximates cost.

Derivative financial instruments.  Note 10(F) discusses the Company’s accounting policies for derivative financial instruments.

Net investment income.  When interest and principal payments on investments are current, the Company recognizes interest income when it is earned.  The Company stops recognizing interest income when interest payments are delinquent or when certain terms (interest rate or maturity date) of the investment have been restructured.  Net investment income on these investments is only recognized when interest payments are actually received.

Investment gains and losses.  Realized investment gains and losses result from sales, investment asset write-downs, changes in the fair values of hybrid securities and certain derivatives and changes in valuation reserves based on specifically identified assets.  Realized investment gains and losses on the disposition of certain directly owned real estate investments are eliminated from ongoing operations and reported in discontinued operations when the operations and cash flows of the underlying assets are clearly distinguishable and the Company has no significant continuing involvement in the operations.

Unrealized gains and losses on fixed maturities and equity securities carried at fair value (excluding trading and hybrid securities) and certain derivatives are included in accumulated other comprehensive income (loss), net of:

•	amounts required to adjust future policy benefits; and
•	deferred income taxes.

E.   Cash and Cash Equivalents

Cash equivalents consist of short-term investments that will mature in three months or less from the time of purchase.  The Company reclassifies immaterial cash overdraft positions to “accounts payable, accrued expenses and other liabilities” when the legal right of offset does not exist.

F.   Reinsurance Recoverables

Reinsurance recoverables are estimates of amounts that the Company will receive from reinsurers and are recorded net of amounts management believes will not be received.

G.  Deferred Policy Acquisition Costs

Acquisition costs include sales compensation, commissions, premium taxes and other costs that the Company incurs in connection with new and renewal business.  Depending on the product line they relate to, the Company records acquisition costs in different ways.  Acquisition costs for:

•	Universal life products are deferred and amortized in proportion to the present value of total estimated gross profits over the expected lives of the contracts.
•
Annuity and other individual life insurance (primarily international) and group health indemnity products are deferred and amortized, generally in proportion to the ratio of periodic revenue to the estimated total revenues over the contract periods.

•	Other products are expensed as incurred.

For universal life, annuity and other individual products, management estimates the present value of future revenues less expected payments.  For group health indemnity products, management estimates the sum of future expected claims and related costs less unearned premiums and anticipated net investment income.  If management’s estimates are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense.  Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts.  The Company recorded in other operating expenses amortization for policy acquisition costs of $242 million in 2007, $202 million in 2006 and $149 million in 2005.  There are no deferred policy acquisition costs attributable to the run-off retirement or run-off reinsurance operations.

H.   Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  When applicable, cost includes interest, real estate taxes and other costs incurred during construction.  Also included in this category is internal-use software that is acquired, developed or modified solely to meet the Company’s internal needs, with no plan to market externally.  Costs directly related to acquiring, developing or modifying internal-use software are capitalized. Unamortized internal-use software costs were $304 million at December 31, 2007, and $270 million at December 31, 2006. Amortization expense for internal use software was $111 million in 2007, $97 million in 2006 and $85 million in 2005.  Most of the unamortized internal-use software costs relate to the Company’s health care business initiatives to enhance systems and processes designed to support business growth and service to customers.

The Company incurred total costs of approximately $1.1 billion for a multi-year project that began in 1999 and was substantially completed in 2005, of which $453 million has been capitalized and $660 million has been expensed as incurred.  Amortization, which commenced in phases as members migrated to the new systems, is over a 7.5 year period.  Accumulated amortization for this project was $327 million at December 31, 2007 and $239 million at December 31, 2006.

For other capitalized costs, the Company calculates depreciation and amortization principally using the straight-line method based on the estimated useful life of each asset.

Accumulated depreciation and amortization on property and equipment was $1.4 billion at December 31, 2007 and 2006.

I.   Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets.  The Company evaluates goodwill for impairment annually based on discounted cash flow analyses and writes it down through earnings if impaired.  Substantially all goodwill relates to the Health Care segment.

J.   Other Assets, including Other Intangibles

Other assets consist primarily of various insurance-related assets.  The Company’s other intangible assets include purchased customer relationships, provider networks, and trademarks.  The Company amortizes other intangibles on a straight-line basis over periods from 1 to 11 years.  Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value.  Other assets also include the gain position of certain derivatives (see Note 10(F)).

The gross carrying value of the Company’s other intangible assets was $275 million at December 31, 2007 and $266 million at December 31, 2006.  The accumulated amortization was $211 million at December 31, 2007 and $202 million at December 31, 2006.

K.    Separate Account Assets and Liabilities

Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company’s other businesses.  These separate account assets are carried at fair value with equal amounts for related separate account liabilities.  The investment income, gains and losses of these accounts generally accrue to the contractholders and are not included in the Company’s revenues and expenses. Fees earned for asset management services are reported in premiums and fees.

L.    Contractholder Deposit Funds

Liabilities for contractholder deposit funds include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances.  These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges.

M.   Future Policy Benefits

Future policy benefits are liabilities for the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force.  These obligations are estimated using actuarial methods and primarily consist of reserves for annuity contracts, life insurance benefits, guaranteed minimum death benefit contracts and certain life, accident and health insurance products in our International operations.

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives.  Obligations for life insurance policies represent benefits to be paid to policyholders, net of future premiums to be received.  Management estimates these obligations based on assumptions as to premiums, interest rates, mortality and surrenders, allowing for adverse deviation.  Mortality, morbidity, and surrender assumptions are based on either the Company’s own experience or actuarial tables.  Interest rate assumptions are based on management’s judgment considering the Company’s experience and future expectations, and range from 1.25% to 10.0%.  Obligations for certain annuities include adjustments for amounts that would be required had related investments been sold at their current fair values.

Certain reinsurance contracts guarantee a minimum death benefit under variable annuities issued by other insurance companies.  These obligations represent the guaranteed death benefit in excess of the contractholder’s account values (based on underlying equity and bond mutual fund investments).  These obligations are estimated based on assumptions regarding lapse, partial surrenders, mortality, interest rates (mean investment performance and discount rate), market volatility as well as investment returns and premiums, consistent with the requirements of generally accepted accounting principles when a premium deficiency exists.  Lapse, partial surrenders, mortality, interest rates and volatility are based on management’s judgment considering the Company’s experience and future expectations.  The results of futures and forward contracts are reflected in the liability calculation as a component of investment returns.  See also Note 7 for additional information.

N.   Unpaid Claims and Claims Expenses

Liabilities for unpaid claims and claim expenses are estimates of payments to be made under insurance coverages, (primarily long-term disability, workers’ compensation and life and health), for reported claims and for losses incurred but not yet reported.

The Company develops these estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made.  The Company consistently applies these actuarial principles and assumptions each reporting period, with consideration given to the variability of these factors, and recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions.

The Company's estimate of the liability for disability claims reported but not yet paid is primarily calculated as the present value of expected benefit payments to be made over the estimated time period that a policyholder remains disabled.  The Company estimates the expected time period that a policyholder may be disabled by analyzing the rate at which an open claim is expected to close (claim resolution rate).  Claim resolution rates may vary based upon the length of time a policyholder is disabled, the covered benefit period, cause of disability, benefit design and the policyholder's age, gender and income level.  The Company uses historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates.

Because benefit payments may be made over an extended time period, the Company discounts certain claim liabilities related to group long-term disability and workers’ compensation.  Discount rate assumptions are based on projected investment returns for the asset portfolios that support these liabilities and range from 3.5% to 6.5%.  When estimates change, the Company records the adjustment in benefits and expenses in the period in which the change in estimate is identified. At December 31, discounted liabilities associated with the long-term disability and certain workers’ compensation businesses were $3.1 billion in 2007 and 2006.

O.   Health Care Medical Claims Payable

Medical claims payable for the Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

The Company develops these estimates using actuarial principles and assumptions based on historical and projected claim payment patterns, medical cost trends, which are impacted by the utilization of medical services and the related costs of the services provided (unit costs), benefit design, seasonality, and other relevant operational factors.  The Company consistently applies these actuarial principles and assumptions each reporting period, with consideration given to the variability of these factors, and recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions.

The Company's estimate of the liability for medical claims incurred but not yet reported is primarily calculated using historical claim payment patterns and expected medical cost trends.  The Company analyzes the historical claim payment patterns by comparing the dates claims were incurred, generally the dates services were provided, to the dates claims were paid to determine “completion factors”, which are a measure of the time to process claims.  A completion factor is calculated for each month of incurred claims.  The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors.  The Company estimates the ultimate liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claim data.  The difference between this estimate of the ultimate liability and the current paid claim data is the estimate of the remaining claims to be paid for each incurral month.  These monthly estimates are aggregated and included in the Company's Health Care medical claims payable at the end of each reporting period.  Completion factors are used to estimate the health care medical claims payable for all months where claims have not been completely resolved and paid, except for the most recent month as described below.

Completion factors are impacted by several key items including changes in the level of claims processed electronically versus manually (auto-adjudication), changes in provider claims submission rates, membership changes and the mix of products.  As noted, the Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors.  This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.  It is possible that the actual completion rates for the current period will develop differently from historical patterns, which could have a material impact on the Company's medical claims payable and net income.

Claims incurred in the most recent month have limited paid claim data, since a large portion of health care claims are not submitted to the Company for payment in the month services have been provided.  This makes the completion factor approach less reliable for claims incurred in the most recent month.  As a result, in any reporting period, for the estimate~~s~~ of the ultimate claims incurred in the most recent month, the Company primarily relies on medical cost trend analysis, which reflects expected claim payment patterns and other relevant operational considerations.  Medical cost trend is impacted by several key factors including medical service utilization and unit costs and the Company’s ability to manage these factors through benefit design, underwriting, provider contracting and the Company's medical management initiatives.  These factors are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

Because historical trend factors are often not representative of current claim trends, the trend experienced for the most recent history along with an analysis of emerging trends, have been taken into consideration in establishing the liability for Health Care medical claims payable at December 31, 2007 and 2006.  It is possible that the actual medical trend for the current period will develop differently from that expected, which could have a material impact on the Company's medical claims payable and net income.

For each reporting period, the Company evaluates key assumptions by comparing the assumptions used in establishing the medical claims payable to actual experience. When actual experience differs from the assumptions used in establishing the liability, medical claims payable are increased or decreased through current period net income.  Additionally, the Company evaluates expected future developments and emerging trends which may impact key assumptions.  The estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments.  The adequacy of these estimates is highly sensitive to changes in the Company's key assumptions, specifically completion factors, which are impacted by actual or expected changes in the submission and payment of medical claims, and medical cost trends, which are impacted by actual or expected changes in the utilization of medical services and unit costs.

P.   Unearned Premiums and Fees

Premiums for life, accident and health insurance are recognized as revenue on a pro rata basis over the contract period.  Fees for mortality and contract administration of universal life products are recognized ratably over the coverage period.  The unrecognized portion of these amounts is recorded as unearned premiums and fees.

Q.   Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist principally of pension, other postretirement and postemployment benefits and various insurance-related liabilities, including amounts related to reinsurance contracts and insurance-related assessments that management can reasonably estimate.  Accounts payable, accrued expenses and other liabilities also include certain overdraft positions and the loss position of certain derivatives (see Note 10(F)).  Legal costs to defend the Company’s litigation and arbitration matters are expensed when incurred.

R.   Translation of Foreign Currencies

The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies, which are generally their functional currencies.  The Company uses exchange rates as of the balance sheet date to translate assets and liabilities into U.S. dollars.  Translation gains or losses on functional currencies, net of applicable taxes, are recorded in accumulated other comprehensive income (loss).  The Company uses average exchange rates during the year to translate revenues and expenses into U.S. dollars.

S.   Premiums and Fees, Revenues and Related Expenses

Premiums for life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period.  Benefits and expenses are recognized when incurred.

Premiums for individual life insurance and individual and group annuity products, excluding universal life and investment-related products, are recognized as revenue when due.  Benefits and expenses are matched with premiums.

Revenue for investment-related products is recognized as follows:

•	net investment income on assets supporting investment-related products is recognized as earned.
•	contract fees, which are based upon related administrative expenses, are recognized in premiums and fees as they are earned ratably over the contract period.

Benefits and expenses for investment-related products consist primarily of income credited to policyholders in accordance with contract provisions.

Revenue for universal life products is recognized as follows:

•	net investment income on assets supporting universal life products is recognized as earned.
•	fees for mortality are recognized as assessed, which is as earned.
•	administration fees are recognized as services are provided.
•	surrender charges are recognized as assessed, which is as earned.

Benefits and expenses for universal life products consist of benefit claims in excess of policyholder account balances.  Expenses are recognized when claims are submitted, and income is credited in accordance with contract provisions.

Contract fees and expenses for administrative services only programs and pharmacy programs and services are recognized as services are provided.  Mail order pharmacy revenues and cost of goods sold are recognized as each prescription is shipped.

T.   Stock Compensation

The Company records compensation expense for stock awards and options over their vesting periods based on the estimated fair value of the stock options, which is calculated using an option-pricing model.  Compensation expense is recorded for restricted stock grants and deferred stock units over their vesting periods based on fair value, which is equal to the market price of the Company’s common stock on the date of grant.

U.   Participating Business

The Company’s participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company’s life insurance subsidiaries.  Participating insurance accounted for approximately 2% of the Company’s total life insurance in force at the end of 2007, 2006 and 2005.

V.   Income Taxes

The Company and its domestic subsidiaries file a consolidated United States federal income tax return.  The Company’s foreign subsidiaries file tax returns in accordance with applicable foreign law.  U.S. taxation of foreign affiliates may differ in timing and amount from taxation under foreign laws.  Reportable amounts, including credits for foreign tax paid by those affiliates, are reflected in the U.S. tax return of the affiliates’ domestic parent.

The Company generally recognizes deferred income taxes when assets and liabilities have different values for consolidated financial statement and tax reporting purposes.  Note 16 contains detailed information about the Company’s income taxes.

Note 3 — Acquisitions and Dispositions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

A.   Star HRG Acquisition

During 2006, the Company acquired the operating assets of Star HRG, a leading provider of low cost health plans and other employee benefits coverage for hourly and part-time workers and their families, for $156 million, including assumed liabilities.  The acquisition was accounted for as a purchase, and was financed through the issuance of a note payable to the seller (see Note 12). The purchase price was allocated as follows: $57 million to identifiable intangible assets and the remaining $99 million to goodwill.

Intangible assets (primarily purchased customer relationships, software and trademarks) associated with the acquisition are being amortized on a straight-line basis over periods from 3 to 10 years.

The results of Star HRG are included in the accompanying consolidated financial statements from the date of the acquisition.

B.   Sale of the Chilean Insurance Operations

On August 10, 2007, the Company completed the sale of its Chilean insurance operations, which was classified as a discontinued operation in 2007.  The Company recognized an impairment loss in 2007 for this business of $19 million after-tax primarily relating to the write-off of unrecoverable tax assets and foreign currency translation losses.  The assets and liabilities of the Chilean insurance operations, which were held for sale, were reported in other assets and accounts payable, accrued expenses and other liabilities.  Amounts as of December 31, 2006 have been reclassified to conform to this presentation.

C.   Pending Sale of the Brazilian Life Insurance Operations

During 2006, the Company entered into negotiations to sell its Brazilian life insurance business and classified this business as a discontinued operation.  The Company recognized an impairment loss in 2006 with respect to this business of $17 million after-tax, primarily related to the write-off of unrecoverable foreign tax credits and foreign currency translation losses.  The sale, which is subject to regulatory approvals, is expected to close in 2008.

D.   Sale of Retirement Benefits Business

In 2004, the Company sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an initial after-tax gain of $809 million, of which $267 million after-tax was recognized immediately and the remaining amount was deferred. The Company recognized deferred gain amortization in other revenues in the Run-off Retirement segment as follows:

(In millions)	Pre-Tax	After-Tax
2007
Accelerated deferred gain amortization	$2	$1
Normal deferred gain amortization	$7	$4
2006
Accelerated deferred gain amortization	$8	$7
Normal deferred gain amortization	$10	$7
2005
Accelerated deferred gain amortization	$322	$204
Normal deferred gain amortization	$24	$16

As of December 31, 2007, the remaining deferred gain of $36 million after-tax will be recognized in the Company’s results of operations through 2032.

E.   Sale of Individual Life Insurance and Annuity Business

In 1998, the Company sold its individual life insurance and annuity business for cash proceeds of $1.4 billion.  The sale generated an after-tax gain of approximately $800 million, the majority of which was deferred and is recognized at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis).  The Company recognized deferred gains of $25 million after-tax in 2007, $28 million after-tax in 2006 and $32 million after-tax in 2005.  The remaining deferred gain as of December 31, 2007, was $130 million after-tax.

Note 4 — Earnings Per Share

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

Basic and diluted earnings per share (EPS) for income from continuing operations are computed as follows for the years ended December 31:

(In millions,		Effect of
except per share amounts)	Basic	Dilution	Diluted
2007
Income from continuing
operations	$1,120	$-	$1,120
Shares (in thousands):
Weighted average	283,191	-	283,191
Options and restricted
stock grants		5,141	5,141
Total shares	283,191	5,141	288,332
EPS	$3.95	$(0.07)	$3.88
2006
Income from continuing
operations	$1,159	$-	$1,159
Shares (in thousands):
Weighted average	331,257	-	331,257
Options and restricted
stock grants		5,728	5,728
Total shares	331,257	5,728	336,985
EPS	$3.50	$(0.06)	$3.44
2005
Income from continuing
operations	$1,276	$-	$1,276
Shares (in thousands):
Weighted average	382,044	-	382,044
Options and restricted
stock grants		7,375	7,375
Total shares	382,044	7,375	389,419
EPS	$3.34	$(0.06)	$3.28

The following outstanding employee stock options as of December 31, were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company's common shares for the period.

(In millions)	2007	2006	2005
Antidilutive options	1.2	3.9	7.7

Note 5 — Health Care Medical Claims Payable

Medical claims payable for the Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those which have been reported but not yet paid (reported claims in process) and other medical expense payable, which primarily comprises accruals for provider incentives and other amounts payable to providers. Incurred but not yet reported comprises the majority of the reserve balance at December 31 as follows:

(In millions)	2007	2006
Incurred but not yet reported	$786	$820
Reported claims in process	145	95
Other medical expense payable	44	45
Medical claims payable	$975	$960

Activity in medical claims payable was as follows for the years ended December 31:

(In millions)	2007	2006	2005
Balance at January 1,	$960	$1,165	$1,594
Less: Reinsurance and other amounts
recoverable	250	342	497
Balance at January 1, net	710	823	1,097
Incurred claims related to:
Current year	6,878	6,284	6,631
Prior years	(80)	(173)	(326)
Total incurred	6,798	6,111	6,305
Paid claims related to:
Current year	6,197	5,615	5,844
Prior years	594	609	735
Total paid	6,791	6,224	6,579
Balance at December 31, net	717	710	823
Add: Reinsurance and other amounts
recoverable	258	250	342
Balance at December 31,	$975	$960	$1,165

Reinsurance and other amounts recoverable reflect amounts due from policyholders to cover incurred but not reported and pended claims for minimum premium products and certain administrative services only business where the right of offset does not exist.

For the year ended December 31, 2007, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $80 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2006. Actual completion factors resulted in a reduction in medical claims payable of $46 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $34 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business. The favorable impact in 2007 relating to completion factors and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to 2006.  This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to 2007.

For the year ended December 31, 2006, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $173 million, or 2.6% of the current year incurred claims as reported for the year ended December 31, 2005. The favorable impact in 2006 is due to better than expected completion factors and faster time to process claims as well as lower than expected medical cost trends, all of which included an assumption for moderately adverse experience.

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

The corresponding impact of favorable prior year development on net income was $8 million for the year ended December 31, 2007 and $54 million for the year ended December 31, 2006, or 0.1% in 2007 and 0.8% in 2006 of the current year incurred claims as reported for the years ended December 31, 2006 and 2005, respectively.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's net income recognized for the following reasons:

First, due to the nature of the Company's retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect net income.  An increase or decrease to medical claims payable on accounts in deficit, in effect, accrue to the Company and directly impact net income.  An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received.  Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company's net income.  An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

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

Note 6 — Initiatives to Lower Operating Expenses

The Company has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers.

In the fourth quarter of 2006, the Company completed a review of staffing levels in the health care operations and in supporting areas.  As a result, the Company recognized in other operating expenses a charge for severance costs of $37 million pre-tax ($23 million after-tax). The Company substantially completed this program in 2007.

In 2005, the Company implemented a plan to further streamline operations in the health care business and in supporting areas.  As a result, the Company recognized in other operating expenses a total charge for severance costs of $51 million pre-tax ($33 million after-tax).  The Company substantially completed this program in 2006.

Note 7 — Guaranteed Minimum Death Benefit Contracts

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

The majority of the Company's exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on a contractholder’s anniversary date.  Under this type of death benefit,  the Company is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of a contractholder’s death.  Other annuity designs that the Company reinsured guarantee that the benefit received at death will be:

•	the contractholder’s account value as of the last anniversary date (anniversary reset); or
•	no less than net deposits paid into the contract accumulated at a specified rate or net deposits paid into the contract.

In periods of declining equity markets and in periods of flat equity markets following a decline, the Company's liabilities for these guaranteed minimum death benefits increase.  Conversely, in periods of rising equity markets, the Company's liabilities for these guaranteed minimum death benefits decrease.  As a result of the implementation of the program to reduce equity market exposures discussed below, the favorable and unfavorable effects of the equity market on the reserve are largely offset in other revenues as a result of the related futures contracts gains or losses.

Activity in future policy benefit reserves for these guaranteed minimum death benefit contracts was as follows:

(In millions)	2007	2006	2005
Balance at January 1	$862	$951	$988
Less: Reinsurance recoverable at 1/1	17	24	30
Add: Incurred benefits	61	15	105
Less: Paid benefits	74	97	136
Add: Reinsurance recoverable at 12/31	16	17	24
Balance at December 31	$848	$862	$951

Benefits paid and incurred are net of ceded amounts.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability.  As discussed below, losses or gains have been recorded in other revenues as a result of the program to reduce equity market exposures.

Management estimates reserves for variable annuity death benefit exposures based on assumptions regarding lapse, partial surrender, mortality, interest rates (mean investment performance and discount rate) and volatility.  These assumptions are based on the Company’s experience and future expectations over the long-term period.  The Company monitors actual experience to update these reserve estimates as necessary.

Lapse refers to the full surrender of an annuity prior to a contractholder’s death.  Partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal.  Mean investment performance and market volatility refer to the market return and market fluctuations respectively, that affect the costs of the program adopted by the Company to reduce equity market risks associated with these liabilities.

The Company regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions used in estimating these reserves, the resulting differences could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

The following provides information about the Company’s reserving methodology and assumptions for guaranteed minimum death benefits as of December 31, 2007:

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums.  Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-33% depending on the net amount at risk for each policy and whether surrender charges apply.

•
The gross mean investment performance assumption is 5% considering the Company's program to reduce equity market exposures using futures contracts (described below).  This is reduced by fund fees ranging from 1-3% across all funds.

•	The volatility assumption is 15-30%, varying by equity fund type; 3-8%, varying by bond fund type; and 2% for money market funds.
•	The discount rate is 5.75%.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death, by type of benefit as of December 31.  The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

(Dollars in millions)	2007	2006
Highest anniversary annuity value
Account value	$24,675	$29,398
Net amount at risk	$3,617	$4,157
Average attained age of contractholders	69	68
Anniversary value reset
Account value	$2,279	$2,658
Net amount at risk	$29	$49
Average attained age of contractholders	62	62
Other
Account value	$3,241	$3,663
Net amount at risk	$577	$694
Average attained age of contractholders	67	66
Total
Account value	$30,195	$35,719
Net amount at risk	$4,223	$4,900
Average attained age of contractholders
(weighted by exposure)	68	67
Number of contractholders (approx.)	750,000	900,000

The Company has a program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises.  In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business.

The Company expects to adjust the contract positions and may enter into other contract positions over time, to reflect changing equity market levels and changes in the investment mix of the underlying variable annuity investments.

The Company recorded in other revenues pre-tax losses of $32 million in 2007, $96 million in 2006, and $48 million in 2005 from the futures contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.  The notional amount of the futures contract positions held by the Company at December 31, 2007 was $625 million.

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits.  See Note 20(B) for further information.

Note 8 — Reinsurance

In addition to the exposures for guaranteed minimum death benefit contracts discussed above and for guaranteed minimum income benefit contracts discussed in Note 20(B), the Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance.  Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses.  Reinsurance does not relieve the originating insurer of liability.  The Company evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.

A.  Retirement Benefits Business

The Company had a reinsurance recoverable of $2.1 billion at December 31, 2007 and $2.5 billion at December 31, 2006 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable is secured primarily by fixed maturities and commercial mortgage loans held in a business trust established by the reinsurer.  This recoverable is reduced as the Company's reinsured liabilities are paid or directly assumed by the reinsurer.

B.  Individual Life and Annuity Reinsurance

The Company had a reinsurance recoverable of $4.7 billion at December 31, 2007, and $4.8 billion at December 31, 2006, from The Lincoln National Life Insurance Company resulting from the 1998 sale of the Company’s individual life insurance and annuity business through an indemnity reinsurance arrangement.  The reinsurance recoverable is secured primarily by fixed maturities held in a business trust established by the reinsurer in 2007.

C.  Workers’ Compensation and Personal Accident Reinsurance

The Company's Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the London markets and the United States.

The Company purchased retrocessional coverage in these markets to substantially reduce the risk of loss on these contracts.  Disputes involving a number of these reinsurance and retrocessional contracts have been substantially resolved and some of the disputed contracts have been commuted.  See Note 20(E) “Litigation and Other Legal Matters” for more information.

The Company's payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments relating to accidents and injuries.  These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of  the Company's ultimate payment obligations and ultimate collection from retrocessionaires may not be known with certainty for some time.

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of December 31, 2007, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

D.  Other Reinsurance

The Company could have losses if reinsurers fail to indemnify the Company on other reinsurance arrangements, either because of reinsurer insolvencies or contract disputes.  However, management does not expect charges for other unrecoverable reinsurance to have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

E.  Effects of Reinsurance

In the Company’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

(In millions)	2007	2006	2005
Premiums and Fees
Short-duration contracts:
Direct	$13,669	$12,333	$12,483
Assumed	331	443	398
Ceded	(179)	(181)	(158)
	13,821	12,595	12,723
Long-duration contracts:
Direct	1,401	1,262	1,211
Assumed	68	74	75
Ceded:
Individual life insurance
and annuity business sold	(230)	(256)	(270)
Other	(52)	(34)	(44)
	1,187	1,046	972
Total	$15,008	$13,641	$13,695
Reinsurance recoveries
Individual life insurance and
annuity business sold	$323	$343	$332
Other	106	181	141
Total	$429	$524	$473

The effects of reinsurance on written premiums and fees for short-duration contracts were not materially different from the recognized premium and fee amounts shown in the above table.

Note 9 — Pension and Other Postretirement Benefit Plans

A.  Pension and Other Postretirement Benefit Plans

The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various plans.

The Company measures the assets and obligations of its domestic pension and other postretirement benefit plans as of December 31.  The following table summarizes the projected obligations and assets related to the Company's domestic and international pension and other postretirement benefit plans as of, and for the years ended, December 31:

			Other
	Pension		Postretirement
	Benefits		Benefits
(In millions)	2007	2006	2007	2006
Change in benefit
obligation
Benefit obligation,
January 1	$4,186	$4,175	$465	$492
Service cost	73	71	2	2
Interest cost	231	223	24	26
Gain from past
experience	(99)	(7)	(31)	(15)
Benefits paid from plan
assets	(251)	(249)	(3)	(4)
Benefits paid - other	(36)	(27)	(31)	(36)
Amendments	(59)	-	-	-
Benefit obligation,
December 31	4,045	4,186	426	465
Change in plan assets
Fair value of plan assets,
January 1	3,343	3,109	30	33
Actual return on plan
assets	321	481	1	1
Benefits paid	(251)	(249)	(3)	(4)
Contributions	4	2	-	-
Fair value of plan assets,
December 31	3,417	3,343	28	30
Funded Status	$(628)	$(843)	$(398)	$(435)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

			Other
	Pension		Postretirement
	Benefits		Benefits
(In millions)	2007	2006	2007	2006
Unrecognized net gain (loss)	$(437)	$(767)	$74	$49
Unrecognized prior service cost	61	3	89	106
Postretirement benefits
liability adjustment	$(376)	$(764)	$163	$155

During 2007, the Company’s postretirement benefits liability adjustment decreased by $396 million pre-tax ($258 million after-tax) resulting in an increase to shareholders’ equity.  The decrease in the liability was primarily due to:

•	an increase in the interest rate used to discount pension and other postretirement benefit liabilities;
•	actual asset returns that exceeded expected returns;
•	amortization of actuarial losses;
•	adoption of a pension plan amendment, which, as of April 1, 2008, will change the benefit formula for employees hired prior to 1989 to one similar to all other employees; and
•	the annual update of census data, favorable medical claim experience, and lower actual than expected election rates in the Company’s postretirement medical plan.

These favorable effects were partially offset by certain assumption changes primarily related to expected retirement ages.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans”.  The overall effect was an after-tax increase to shareholders’ equity of $36 million.  This increase occurred because prior service cost and net gains from past experience for other postretirement benefits plans more than offset the unrecognized underfunded pension liability.  See Note 2(B) for further information.

In addition, prior to implementing SFAS No. 158, accumulated other comprehensive income increased in 2006 by $284 million after-tax, primarily due to lower minimum pension liabilities from the effect of asset returns in excess of expectations, amortization of losses from past experience, and an increase in the long-term interest rates used to determine the benefit obligation.

Pension benefits. The Company’s pension plans were underfunded by $628 million in 2007 and $843 million in 2006 and had related accumulated benefit obligations of $4.0 billion as of December 31, 2007 and $4.1 billion as of December 31, 2006.

The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

The Company did not make domestic pension plan contributions in 2007 or 2006 to its primary qualified domestic pension plan and does not expect to make, nor is the Company required to make, domestic pension plan contributions in 2008.

The Company contributed $544 million in 2005 for minimum funding requirements for the domestic pension plan and for voluntary contributions to the domestic and international pension plans.

Actual cash contributions made to the pension plans could vary significantly from the estimates of unfunded plan obligations based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable.  The Pension Protection Act of 2006 requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008.  The Company has evaluated this requirement in light of the underfunded status of its primary qualified domestic pension plan and has made estimates of amounts to be funded in the future.  Based on this assessment and current facts, the Company does not believe that the funding requirements of the Pension Protection Act will cause a material adverse effect on the Company's liquidity in the future.

Components of net pension cost, for the years ended December 31 were as follows:

(In millions)	2007	2006	2005
Service cost	$73	$71	$72
Interest cost	231	223	221
Expected return on plan assets	(209)	(208)	(181)
Amortization of:
Net loss from past experience	119	152	141
Prior service cost	(1)	(1)	(1)
Net pension cost	$213	$237	$252

The Company expects to recognize in 2008 $57 million of pre-tax loss from amortization of past experience and $9 million of pre-tax gain from amortization of prior service cost.

Other postretirement benefits. Unfunded retiree health benefit plans had accumulated benefit obligations of $283 million at December 31, 2007, and $315 million at December 31, 2006.  Retiree life insurance plans had accumulated benefit obligations of $143 million as of December 31, 2007 and $150 million as of December 31, 2006.

Components of net other postretirement benefit cost for the years ended December 31 were as follows:

(In millions)	2007	2006	2005
Service cost	$2	$2	$2
Interest cost	24	26	27
Expected return on plan assets	(1)	(2)	(2)
Amortization of:
Net gain from past experience	(6)	(2)	(2)
Prior service cost	(17)	(17)	(17)
Net other postretirement benefit cost	$2	$7	$8

The Company expects to recognize in 2008 $17 million of pre-tax gain related to amortization of prior service cost and $6 million of pre-tax gain from amortization of past experience.

The estimated rate of future increases in the per capita cost of health care benefits beginning in 2008 through 2012 is 7%, decreasing to 6% in 2013 and 5% thereafter.  This estimate reflects the Company’s current claim experience and management’s estimate that rates of growth will decline in the future.  A 1% increase or decrease in the estimated rate would change 2007 reported amounts as follows:

(In millions)	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit
obligation	$12	$11

Plan assets.  The following summarizes the fair value of assets related to pension plans as of December 31:

	Percent of		Target
	Total Fair		Allocation
Plan Asset Category	Value		Percentage
	2007	2006	2007
Equity securities	64%	70%	63%
Fixed income	20%	19%	20%
Real estate	8%	5%	7%
Other	8%	6%	10%

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

A portion of the pension plan assets are invested in the separate accounts of Connecticut General Life Insurance Company (CGLIC) and Life Insurance Company of North America, which are subsidiaries of the Company.  Most of these separate accounts are reinsured and managed by the buyer of the retirement benefits business.

The assets related to other postretirement benefit plans are invested in fixed income investments in the general account of CGLIC.

Assumptions for pension and other postretirement benefit plans. Management determined the present value of the projected pension benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2007	2006
Discount rate:
Pension benefit obligation	6.25%	5.75%
Other postretirement benefit obligation	6.25%	5.75%
Pension benefit cost	5.75%	5.50%
Other postretirement benefit cost	5.75%	5.50%
Expected return on plan assets:
Projected pension benefit obligation	8.00%	7.50%
Pension benefit cost	7.50%	7.50%
Accumulated other postretirement benefit
obligation	5.00%	5.00%
Other postretirement benefit cost	5.00%	5.00%
Expected rate of compensation increase:
Projected pension benefit obligation	3.50%	3.50%
Pension benefit cost	3.50%	3.50%
Accumulated other postretirement benefit
obligation	3.00%	3.00%
Other postretirement benefit cost	3.00%	3.00%

The discount rates were developed considering actual annualized yields as of the measurement date for high quality, long-term corporate bonds adjusted to reflect the durations of the pension and other postretirement benefit obligations.  Expected rates of return on plan assets were developed considering actual historical returns, current and expected market conditions, plan asset mix and management’s investment strategy.

To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments.  The market-related value of pension assets recognizes market appreciation or depreciation in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations.

The average remaining service period of active employees associated with the Company's pension plan is approximately 6 years.  The average remaining service period of active employees associated with the other postretirement benefit plans is approximately 9 years.

Changes to the Company's assumptions for the discount rates and expected rate of return on domestic qualified plan assets will not change required cash contributions to the pension plan as the Company funds at least the minimum amount required by ERISA.

Benefit payments.  The following benefit payments, including expected future services, are expected to be paid in:

		Other Postretirement
		Benefits
	Pension		Net of Medicare
(In millions)	Benefits	Gross	Part D Subsidy
2008	$304	$45	$41
2009	$302	$43	$41
2010	$301	$43	$41
2011	$297	$43	$40
2012	$303	$42	$40
2013-2017	$1,474	$190	$181

B.  401(k) Plans

The Company sponsors a 401(k) plan in which the Company matches a portion of employees’ pre-tax contributions.  Another 401(k) plan with an employer match was frozen in 1999.  Participants in the active plan may invest in a fund that invests in the Company’s common stock, several diversified stock funds, a bond fund and a fixed-income fund.

The Company may elect to increase its matching contributions if the Company’s annual performance meets certain targets.  A substantial amount of the Company’s matching contributions are invested in the Company common stock.  The Company’s expense for these plans was $35 million for 2007, $42 million for 2006 and $36 million for 2005.

Note 10 — Investments

A.  Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equities on the Company’s balance sheet.  These securities are carried at fair value with changes in fair value reported in other revenues for trading securities and in realized investment gains (losses) for hybrid securities, beginning after the implementation of SFAS No. 155 on January 1, 2007.

(In millions)	2007	2006
Included in fixed maturities:
Trading securities
(amortized cost: $22;$26)	$22	$27
Hybrid securities (amortized cost: $11;$10)	11	10
Total	$33	$37

Included in equity securities:
Hybrid securities (cost: $114;$102)	$110	$105

Fixed maturities and equity securities included $89 million at December 31, 2007 and $88 million at December 31, 2006, which were pledged as collateral to brokers as required under certain futures contracts.  These fixed maturities and equities securities were primarily corporate securities.

The following information about fixed maturities excludes trading and hybrid securities.  The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2007:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$617	$626
Due after one year through five years	2,858	2,927
Due after five years through ten years	4,281	4,386
Due after ten years	2,977	3,450
Mortgage- and other asset-backed
securities	643	659
Total	$11,376	$12,048

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.  Also, in some cases the Company may extend maturity dates.

Other mortgage-backed assets consist principally of commercial mortgage-backed securities of which $7 million were residential mortgages and home equity lines of credit, all of which were originated utilizing standard underwriting practices and are not considered sub-prime loans.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities beginning after the implementation of SFAS No. 155 on January 1, 2007) by type of issuer is shown below.

	December 31, 2007
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(In millions)	Cost	ciation	ciation	Value
Federal government
and agency	$346	$282	$-	$628
State and local
government	2,362	130	(3)	2,489
Foreign government	868	32	(18)	882
Corporate	7,157	318	(85)	7,390
Other mortgage-
backed	216	6	(2)	220
Other asset-backed	427	29	(17)	439
Total	$11,376	$797	$(125)	$12,048

	December 31, 2006
(In millions)
Federal government
and agency	$356	$242	$(1)	$597
State and local
government	2,360	132	(4)	2,488
Foreign government	731	44	(9)	766
Corporate	7,063	322	(43)	7,342
Federal agency
mortgage-backed	2	-	-	2
Other mortgage-
backed	215	6	-	221
Other asset-backed	449	63	-	512
Total	$11,176	$809	$(57)	$11,928

The above table includes net appreciation of $456 million at December 31, 2007 and $494 million at December 31, 2006 for adjustments required to future policy benefits for certain annuities which are not included in accumulated other comprehensive income.  In addition, the above table for 2006 excludes net appreciation of $29 million pre-tax related to the sold Chilean insurance operations.

As of December 31, 2007, the Company had commitments to purchase $15 million of fixed maturities bearing interest at a fixed market rate.  The Company expects to disburse all the committed amounts in 2008.

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

As of December 31, 2007, fixed maturities (excluding trading and hybrid securities) which were primarily investment grade corporate bonds with a decline in fair value from cost were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(In millions)	Value	Cost	Depreciation	of Issues
Fixed Maturities:
One year or less:
Investment grade	$1,977	$2,054	$(77)	382
Below investment
grade	$246	$255	$(9)	150
More than one year:
Investment grade	$954	$992	$(38)	361
Below investment
grade	$22	$23	$(1)	12

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in interest rates since purchase.  There were no equity securities with a material decline in fair value from cost as of December 31, 2007.  See Note 11(B) for discussion of impairments included in realized investment gains and losses.

B.   Commercial Mortgage Loans and Real Estate

Mortgage loans held by the Company are made exclusively to commercial borrowers; therefore there is no exposure to either prime or sub-prime residential mortgages.  The Company’s commercial mortgage loans and real estate investments are diversified by property type, location and, for commercial mortgage loans, borrower.  Generally, commercial mortgage loans are carried at unpaid principal balances and are issued at a fixed rate of interest.

In connection with the Company’s investment strategy to enhance investment yields by selling senior participations, commercial mortgage loans include loans that were originated with the intent to sell of $77 million as of December 31, 2007 and $124 million as of December 31, 2006.

At December 31, commercial mortgage loans and real estate investments were distributed among the following property types and geographic regions:

(In millions)	2007	2006
Property type
Office buildings	$1,048	$1,305
Apartment buildings	1,008	891
Industrial	470	609
Retail facilities	398	654
Hotels	336	537
Other	66	109
Total	$3,326	$4,105
Geographic region
Pacific	$1,117	$993
South Atlantic	616	953
New England	539	665
Central	476	659
Mountain	327	396
Middle Atlantic	251	439
Total	$3,326	$4,105

At December 31, 2007, scheduled commercial mortgage loan maturities were as follows (in millions):  $124 in 2008, $256 in 2009, $270 in 2010, $375 in 2011 and $2,252 thereafter.

Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations, with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2007, the Company had commitments to extend credit under commercial mortgage loan agreements of $83 million, all of which were at a fixed rate of interest.  These loan commitments are diversified by property type and geographic region.  As of December 31, 2007, the Company had commitments to contribute additional equity of $10 million to real estate investments.  The Company expects to disburse most of the committed amounts in 2009.

C.  Other Long-term Investments

As of December 31, other long-term investments consisted of the following:

(In millions)	2007	2006
Real estate entities	$313	$244
Securities partnerships	171	133
Mezzanine loans and other	36	41
Total	$520	$418

As of December 31, 2007, the Company had commitments to contribute:

•	$219 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and
•	$224 million to entities that hold securities diversified by issuer and maturity date.

The Company expects to disburse approximately 40% of the committed amounts in 2008 and the remaining amounts by 2012.

D.  Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $1.5 billion, federal government securities of $192 million and money market funds of $66 million at December 31, 2007. The Company’s short-term investments and cash equivalents at December 31, 2006, included corporate securities of $973 million, money market funds of $101 million and federal government securities of $117 million.

E.  Concentration of Risk

As of December 31, 2007 and 2006, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders’ equity.

F.  Derivative Financial Instruments

The Company’s investment strategy is to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals).  As part of this investment strategy, the Company typically uses derivatives to minimize interest rate, foreign currency and equity price risks.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize credit risk.  In addition, the Company has written or sold contracts to guarantee minimum income benefits and to enhance investment returns.

The Company uses hedge accounting when derivatives are designated, qualify and are highly effective as hedges.  Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset.  Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in net income.

The Company accounts for derivative instruments as follows:

•	Derivatives are reported on the balance sheet at fair value with changes in fair values reported in net income or accumulated other comprehensive income.
•
Changes in the fair value of derivatives that hedge market risk related to future cash flows – and that qualify for hedge accounting – are reported in a separate caption in accumulated other comprehensive income.  These hedges are referred to as cash flow hedges.

•
A change in the fair value of a derivative instrument may not always equal the change in the fair value of the hedged item; this difference is referred to as hedge ineffectiveness.  Where hedge accounting is used, the Company reflects hedge ineffectiveness in net income (generally as part of realized investment gains and losses).

•
Features of certain investments and obligations, called embedded derivatives, are accounted for as derivatives.  As permitted under SFAS No. 133, derivative accounting has not been applied to these features of such investments or obligations existing before January 1, 1999.

The Company recorded pre-tax realized investment losses of $11 million in 2006 from terminating swaps hedging interest rate and foreign currency risk of fixed maturities.  The Company recorded pre-tax realized investment gains from swaps on commercial loan pools of $7 million in 2006 and 2005.

See Note 7 for a discussion of derivatives associated with guaranteed minimum death benefit contracts and Note 20(B) for a discussion of derivatives associated with guaranteed minimum income benefit contracts.  The other effects of derivatives were not material to the Company’s consolidated results of operations, liquidity or financial condition for 2007, 2006 or 2005.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments.  Derivatives in the Company’s separate accounts are not included because associated gains and losses generally accrue directly to policyholders.

Instrument	Risk	Purpose	Cash Flows	Accounting Policy

Futures	Primarily equity and foreign currency risks
To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee death benefits resulting from changes in variable annuity account values based on underlying mutual funds.  Currency futures are primarily euros, Japanese yen and British pounds.
			For futures, the Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts.	Fair value changes are reported in other revenues and cash flows are included in operating activities.
Futures	Interest rate risk	To hedge fair value changes of fixed maturity and commercial mortgage loan investments to be purchased.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts.
Using cash flow hedge accounting, fair value changes are reported in accumulated other comprehensive income and amortized into net investment income over the life of the investments purchased.  Cash flows are included in operating activities.

Swaps	Interest rate and foreign currency risk
To hedge the interest or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily Canadian dollars, euros, Australian dollars and Japanese yen for periods of up to 14 years.
The Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest.
Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income. Net interest cash flows are reported in net investment income and included in operating activities.

	Credit and interest rate risk	To enhance investment returns, the Company sells Dow Jones indexed credit default swaps on a basket of primarily investment grade corporate bonds.
The Company receives quarterly fees and will make future payments if an issuer of an underlying corporate bond defaults on scheduled payments or files for bankruptcy. If an issuer defaults or files for bankruptcy, the Company will make payment for the par value of the underlying corporate bond and may subsequently sell or hold that bond as an invested asset.  If the most current indexed swaps are determined desirable for liquidity, credit risk or other reasons, the Company also pays or receives cash to settle purchases and sales.

Fair values of the swaps are reported in other long-term investments or other liabilities, with changes reported in realized investment gains and losses.  Quarterly fees and gains and losses on purchases and sales are also reported in realized investment gains and losses.  These cash flows are reported in investing activities.

Treasury lock	Interest rate risk	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued in 2008.	The Company will receive (pay) the fair value of the contract at the earliest of expiration or debt issuance.
Using cash flow hedge accounting, fair values are reported in short-term investment or other liabilities, with changes to fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued.  These cash flows will be reported in operating activities.

Swaps on commercial loan pools	Interest rate and credit risk	To obtain returns based on the performance of underlying commercial loan pools.	The Company receives cash based on the performance of underlying commercial loan pools.
Fair values of the swaps are reported in other long-term investments or other liabilities, with changes reported in realized investment gains and losses.  These cash flows are reported in investing activities.

Written and Purchased Options	Primarily equity risk and interest rate risk
The Company has written certain reinsurance contracts to guarantee minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount.  The actual payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when account holders elect to receive minimum income payments.  The Company purchased reinsurance contracts to hedge the market risks assumed.  These contracts are accounted for as written and purchased options.

The Company periodically receives (pays) fees based on account values.  The Company will also pay (receive) cash depending on changes in account values and interest rates when account holders first elect to receive minimum income payments.
Fair values are reported in other liabilities and other assets. Changes in fair value are reported in other operating expenses. These cash flows are reported in operating activities.
Purchased Options	Interest rate risk	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender.
Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to benefits expense over the life of the underlying invested assets.  These cash flows will be reported in financing activities.

Note 11 — Investment Income and Gains and Losses

A.  Net Investment Income

The components of net investment income, for the years ended December 31 were as follows:

(In millions)	2007	2006	2005
Fixed maturities	$722	$768	$921
Equity securities	8	11	9
Commercial mortgage loans	240	266	270
Policy loans	81	78	90
Real estate	5	12	11
Other long-term investments	24	26	37
Short-term investments and cash	78	77	69
	1,158	1,238	1,407
Less investment expenses	44	43	48
Net investment income	$1,114	$1,195	$1,359

Net investment income for separate accounts (which is not reflected in the Company’s revenues) was $225 million for 2007, $151 million for 2006, and $154 million for 2005.

B.  Realized Investment Gains and Losses

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for certain annuities.

(In millions)	2007	2006	2005
Fixed maturities	$(26)	$(25)	$(2)
Equity securities	13	8	4
Commercial mortgage loans	8	(7)	(2)
Real estate	-	(5)	-
Other investments,
including derivatives	20	249	(7)
Realized investment gains (losses)
from continuing operations,
before income taxes	15	220	(7)
Less income taxes	5	75	4
Realized investment gains (losses)
from continuing operations	10	145	(11)
Realized investment gains from
discontinued operations,
before income taxes	25	19	-
Less income taxes	9	6	-
Realized investment gains
from discontinued operations	16	13	-
Net realized investment gains (losses)	$26	$158	$(11)

In 2007 and 2006, realized investment results from continuing operations primarily reflect:

•	gains from other investments on sales of equity interests in real estate limited liability entities;
•	gains on sales of equity securities, partially offset in 2006 by asset write downs;
•	gains on sale of commercial mortgage loans in 2007 versus losses in 2006 on sales and asset write downs;
•	losses on fixed maturities largely due to asset write downs; and
•	2006 losses from real estate due to sales activity and asset write downs.

In 2007 and 2006, realized investment results from discontinued operations reflect gains on sales of directly owned real estate properties held for the production of investment income.  Proceeds on these sales have been separately identified in the Company's Consolidated Statements of Cash Flows.

Realized investment gains and losses also included impairments in the value of investments of $40 million in 2007, $44 million in 2006, and $24 million in 2005.

Realized investment gains and losses that are not reflected in the Company’s revenues for the years ended December 31 were as follows:

(In millions)	2007	2006	2005
Separate accounts	$591	$207	$5,361
Investment results required to
adjust future policy benefits	$18	$11	$9

Separate account realized gains in 2005 reflect the impact of transferring separate account assets to the buyer of the Company's retirement benefit business.  See Note 3 for additional information.

Sales information for available-for-sale fixed maturities and equity securities, for the years ended December 31 were as follows:

(In millions)	2007	2006	2005
Proceeds from sales	$1,040	$3,458	$3,040
Gross gains on sales	$26	$49	$40
Gross losses on sales	$(12)	$(55)	$(46)
Note 12 — Debt

(In millions)	2007	2006
Short-term:
Current maturities of long-term debt	$3	$376
Short-term note payable	-	6
Total short-term debt	$3	$382
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	250
Other	14	18
Total long-term debt	$1,790	$1,294

Other long-term debt includes capital lease obligations for software licenses.

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
•
the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 15 basis points for the 5.375% Notes and 25 basis points for the 6.150% Notes.

Also, in connection with the Star HRG acquisition in 2006, the Company issued to the seller a note payable of $151 million.  Of that amount, $73 million was repaid during 2006 and the remaining $78 million is due in 2021.

Maturities of debt and capital leases are as follows (in millions): $3 in 2008, $3 in 2009, $3 in 2010, $452 in 2011, $3 million in 2012 and the remainder in years after 2012.  Interest expense on long-term debt and capital leases was $122 million in 2007, $104 million in 2006, and $105 million in 2005.

The Company may issue commercial paper primarily to manage imbalances between operating cash flow and existing commitments, to meet working capital needs, and to take advantage of current investment opportunities.  Commercial paper borrowing arrangements are supported by various lines of credit.  There was no commercial paper outstanding as of December 31, 2007 and 2006.

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit.  The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement.  The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements.  There were no amounts outstanding under the credit facility nor any letters of credit issued as of December 31, 2007.

In addition, as of December 31, 2007, the Company had $500 million remaining under an effective shelf registration statement filed with the SEC, which may be issued as debt securities, equity securities or both.

Note 13 — Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2007	2006
Common: Par value $0.25
600,000 shares authorized
Outstanding - January 1	98,654	121,191
Issuance of shares in split	190,917	-
Issued for stock option and other benefit
plans	3,244	2,762
Repurchase of common stock	(13,227)	(25,299)
Outstanding - December 31	279,588	98,654
Treasury stock	71,358	61,375
Issued - December 31	350,946	160,029

The Company maintains a share repurchase program, which was authorized by its Board of Directors.  Decisions to repurchase shares depend on market conditions and alternative uses of capital.  The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan which permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods.

The Company has authorized a total of 25 million shares of $1 par value preferred stock.  No shares of preferred stock were outstanding at December 31, 2007 or 2006.

Note 14 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for certain annuities.

Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
2007
Net unrealized depreciation, securities:
Implementation effect of
SFAS No. 155	$(18)	$6	$(12)
Net unrealized depreciation on
securities arising during the year	(68)	24	(44)
Reclassification due to sale of
discontinued operations	(23)	8	(15)
Plus: reclassification adjustment for
losses included in net income	13	(4)	9
Net unrealized depreciation, securities	$(96)	$34	$(62)
Net unrealized depreciation,
derivatives	$(6)	$2	$(4)
Net translation of foreign currencies:
Net translation of foreign currencies
arising during the year	$33	$(10)	$23
Reclassification due to sale of
discontinued operations	8	(3)	5
Net translation of foreign currencies	$41	$(13)	$28
Postretirement benefits liability
adjustment:
Reclassification adjustment for
amortization of net losses from past
experience and prior service costs	$95	$(33)	$62
Net change arising from assumption/
plan changes and experience	301	(105)	196
Net postretirement benefits liability
adjustment	$396	$(138)	$258

See Note 9 for additional information about the changes in the net postretirement benefits liability adjustment in 2007.

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
2006
Net unrealized depreciation, securities:
Net unrealized depreciation on
securities arising during the year	$(33)	$12	$(21)
Plus: reclassification adjustment for
losses included in net income	17	(6)	11
Net unrealized depreciation, securities	$(16)	$6	$(10)
Net unrealized depreciation derivatives:
Net unrealized depreciation on
derivatives arising during the year	$(13)	$5	$(8)
Plus: reclassification adjustment for losses included in net income	11	(4)	7
Net unrealized depreciation,
derivatives	$(2)	$1	$(1)
Net translation of foreign
currencies	$48	$(17)	$31
Minimum pension liability
adjustment:
Activity prior to adoption of
SFAS No. 158	$437	$(153)	$284
Adoption of SFAS No. 158	665	(233)	432
Minimum pension liability
adjustment	$1,102	$(386)	$716
Postretirement benefits liability adjustment:
Adoption of SFAS No. 158	$(609)	$213	$(396)
2005
Net unrealized
depreciation, securities:
Net unrealized depreciation on
securities arising during the year	$(288)	$101	$(187)
Less: reclassification adjustment for
gains included in net income	(2)	1	(1)
Net unrealized depreciation, securities	$(290)	$102	$(188)
Net unrealized appreciation,
derivatives	$4	$(2)	$2
Net translation of foreign
currencies	$1	$(1)	$-
Minimum pension liability
adjustment	$20	$(7)	$13

Note 15 — Shareholders’ Equity and Dividend Restrictions

State insurance departments and foreign jurisdictions that regulate certain of the Company’s subsidiaries prescribe accounting practices (which differ in some respects from generally accepted accounting principles) to determine statutory net income and surplus.  The Company’s life insurance and HMO company subsidiaries are regulated by such statutory requirements.  The statutory net income for the years ended, and surplus as of, December 31 of the Company’s life insurance and HMO subsidiaries were as follows:

(In millions)	2007	2006	2005
Net income	$1,130	$1,416	$1,093
Surplus	$3,346	$3,260	$3,638

As of December 31, 2007, surplus for each of the Company’s life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators.  The Company’s life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to the parent company without prior approval of regulatory authorities.  The maximum dividend distribution that the Company’s life insurance and HMO subsidiaries may make during 2008 without prior approval is approximately $1.0 billion.  The amount of net assets of the Company that could not be distributed without prior approval as of December 31, 2007, was approximately $3.6 billion.

Note 16 — Income Taxes

As discussed in Note 2(B), the Company implemented FIN 48 as of January 1, 2007.  As a result, total unrecognized tax benefits at January 1, 2007 were $245 million, including $108 million that would impact net income if recognized.  At December 31, 2007, total unrecognized tax benefits increased to $260 million, including $124 million that would impact net income if recognized.

A reconciliation of the beginning to ending amount of unrecognized tax benefits is as follows:

(In millions)
Balance at January 1, 2007	$245
Decrease due to prior year positions	(31)
Increase due to current year positions	51
Reduction related to lapse of applicable statute
of limitations	(5)
Balance at December 31, 2007	$260

During 2007, the IRS completed its examination of the Company’s 2003 and 2004 federal income tax returns.  There remain two unresolved issues which will proceed to the appeals level.  The timing for resolution of these matters remains uncertain due to the nature of the appeals process.  The Company, however, anticipates that the appeals process could be completed in the next 12 months, but does not expect this to result in a significant change to the level of unrecognized tax benefits over the next 12 months.

The Company classifies net interest expense on uncertain tax positions and any applicable penalties as a component of income tax expense in Corporate, but excludes these amounts from the disclosed FIN 48 liability.  At January 1, 2007, the Company had $11 million of accrued interest and accrued an additional $6 million through 2007, which was net of an $8 million benefit associated with the completion of an IRS examination.

Deferred income tax assets and liabilities as of December 31 are shown below.

(In millions)	2007	2006
Deferred tax assets
Employee and retiree benefit plans	$546	668
Investments, net	26	48
Other insurance and contractholder liabilities	267	258
Deferred gain on sale of business	89	102
Policy acquisition expenses	170	125
Loss carryforwards	125	110
Other accrued liabilities	88	91
Bad debt expense	21	84
Other	40	43
Deferred tax assets before valuation
allowance	1,372	1,529
Valuation allowance for deferred tax assets	(150)	(174)
Deferred tax assets, net of valuation
allowance	1,222	1,355
Deferred tax liabilities
Depreciation and amortization	202	202
Unrepatriated foreign income, net	116	97
Unrealized appreciation on investments
and foreign currency translation	110	130
Total deferred tax liabilities	428	429
Net deferred income tax assets	$794	$926

Management believes that consolidated taxable income expected to be generated in the future will be sufficient to realize the Company’s net deferred tax assets of $794 million as of December 31, 2007 and $926 million as of December 31, 2006.  This determination is based on the Company’s earnings history and future expectations.

The Company’s deferred tax asset is net of a federal and state valuation allowance (see table above).  The valuation allowance reflects management’s assessment as to whether certain deferred tax assets will be realizable.  These assessments could be revised in the near term if underlying circumstances change.  The $24 million decrease in the valuation allowance during 2007 relates primarily to the run-off reinsurance operations, and was attributable to the recognition of pretax operating income.  The valuation allowance at December 31, 2007 relates primarily to operating losses, and other deferred tax benefits, in the run-off reinsurance operations.

Federal operating loss carryforwards in the amount of $312 million were available at December 31, 2007.  These operating losses are available to only offset future taxable income of the generating company, and begin to expire in 2022.  The Company has no unused capital losses as of December 31, 2007.

Current income taxes payable included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet was $236 million as of December 31, 2007 and $193 million as of December 31, 2006.

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2007	2006	2005
Current taxes
U.S. income	$462	$553	$73
Foreign income	36	25	28
State income	13	17	22
	511	595	123
Deferred taxes (benefits)
U.S. income	1	(22)	401
Foreign income	(2)	(1)	(11)
State income	1	-	4
	-	(23)	394
Total income taxes	$511	$572	$517

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2007	2006	2005
Tax expense at nominal rate	$571	$606	$628
Tax-exempt interest income	(32)	(34)	(34)
Dividends received deduction	(3)	(6)	(12)
Resolution of federal tax matters	(26)	-	(84)
State income tax (net of federal income
tax benefit)	10	9	18
Change in valuation allowance	(24)	7	15
Other	15	(10)	(14)
Total income taxes	$511	$572	$517

During 2007, the IRS completed its examination of the Company’s 2003 and 2004 tax years.  As a result, the Company recorded net income of $25 million, primarily attributable to the recognition of previously unrecognized tax benefits, of which:

•	$23 million is reflected in continuing operations; and
•	$2 million is associated with the disposition of Lovelace Health Systems, Inc. in 2003, and is reflected in discontinued operations.

During 2005, the Congressional Joint Committee on Taxation approved the Company's refund claim relating to a tax loss incurred from the sale of a business in 1999 and the completion of the IRS audit for 2000-2002.  Pursuant to this approval, the Company recorded total tax related benefits of $437 million consisting of:

•
$287 million resulting from capital losses realized in connection with the divestiture of the property and casualty insurance operations in 1999, which is included in income from discontinued operations; and

•	$150 million resulting primarily from the release of tax reserves and valuation allowances. This amount consists of:
•	$88 million reported as income from continuing operations. This amount includes $4 million of interest income; and

•	$62 million related to the divestiture of the Company's Brazilian health care business, which is included in income from discontinued operations.

Review of the 2005 and 2006 tax years commenced in 2007 and is expected to be completed by mid-2009.  The Company conducts business in numerous state and foreign jurisdictions, and may be engaged in various audit proceedings at any given time.  Generally, no further state or foreign audit activity for years prior to 2001 is expected.

In management’s opinion, adequate tax liabilities, including related interest charges should the IRS prevail, have been established to address exposures involving tax positions the Company has taken that may be challenged by the IRS.  These liabilities could be revised in the near term if estimates of the Company's ultimate liability change as a result of new developments or a change in circumstances.

Note 17 — Employee Incentive Plans

The People Resources Committee of the Board of Directors awards stock options, restricted stock and deferred stock to certain employees.  To a very limited extent, the Committee has issued common stock instead of cash compensation and dividend equivalent rights as part of restricted and deferred stock units.  Stock appreciation rights issued with stock options are authorized but have not been issued for several years.  The Company issues shares from Treasury stock for option exercises, awards of restricted stock and payment of deferred and restricted stock units.

All weighted average shares, per share amounts and references to stock compensation data for all periods presented have been adjusted to reflect the three-for-one stock split.  See Note 4 for more information.

Compensation cost and related tax benefits for these awards were as follows:

(In millions)	2007	2006	2005
Compensation cost	$37	$41	$35
Tax benefits	$13	$14	$12

The Company had the following number of shares of common stock available for award at December 31: 31.1 million in 2007, 33.0 million in 2006 and 34.5 million in 2005.

Stock options.  The Company awards options to purchase the Company’s common stock at the market price of the stock on the grant date.  Options vest over periods ranging from one to five years and expire no later than 10 years after the grant date.

The table below shows the status of, and changes in, common stock options during the last three years:

(Options in thousands)	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding - January 1	17,955	$29.24	26,616	$27.50	41,076	$25.89
Granted	1,662	$46.97	1,656	$40.30	2,502	$30.05
Exercised	(7,757)	$27.67	(9,249)	$25.90	(14,463)	$23.39
Expired or canceled	(430)	$34.73	(1,068)	$31.80	(2,499)	$27.34
Outstanding - December 31	11,430	$32.69	17,955	$29.24	26,616	$27.50
Options exercisable at year-end	8,383	$29.37	13,839	$28.94	19,542	$29.80

Compensation expense of $19 million related to unvested stock options at December 31, 2007 will be recognized over the next 2 years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2007	2006	2005
Intrinsic value of options exercised	$169	$136	$148
Cash received for options exercised	$203	$212	$312
Excess tax benefits realized from
options exercised	$39	$28	$18

The following table summarizes information for outstanding common stock options at December 31, 2007:

(In millions, except options in	Options	Options
thousands)	Outstanding	Exercisable
Number	11,430	8,383
Total intrinsic value	$241	$204
Weighted average exercise price	$32.69	$29.37
Weighted average remaining
contractual life (years)	5.2 years	4 years

The weighted average fair value of options granted under employee incentive plans was $16.05 for 2007, $14.57 for 2006 and $11.39 for 2005, using the Black-Scholes option-pricing model and the following assumptions:

	2007	2006	2005
Dividend yield	0.1%	0.1%	0.1%
Expected volatility	35.0%	35.0%	35.0%
Risk-free interest rate	4.7%	4.6%	3.9%
Expected option life	4 years	4.5 years	5.25 years

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

Restricted stock.  The Company makes restricted stock grants to its employees or directors with vesting periods ranging from 1 to 5 years.  Recipients are entitled to receive dividends and to vote during the vesting period, but forfeit their awards if their employment terminates before the vesting date.

The table below shows the status of, and changes in, restricted stock grants during the last three years:

(Grants in thousands)	2007		2006		2005
		Weighted		Weighted		Weighted
		Average Fair Value		Average Fair Value		Average Fair Value
	Grants	at Grant Date	Grants	at Grant Date	Grants	at Grant Date
Outstanding - January 1	2,802	$26.72	3,759	$21.01	3,858	$19.44
Granted	698	$47.20	645	$40.41	1,011	$30.93
Vested	(750)	$19.06	(1,233)	$17.24	(456)	$28.73
Forfeited	(268)	$31.45	(369)	$24.13	(654)	$18.84
Outstanding - December 31	2,482	$34.28	2,802	$26.72	3,759	$21.01

The grant date fair value of restricted stock vested was: $14 million in 2007, $21 million in 2006 and $13 million in 2005.

At the end of 2007, approximately 2,400 employees held 2.5 million restricted shares with $40 million of related compensation expense to be recognized over the next 3 years (weighted average period).

Deferred Stock.  In 2003, the Company made deferred stock unit grants with 100% vesting in three to six years, dependent on the Company's consolidated earnings per share during this vesting period.  Upon meeting the stated performance objectives in 2005, the Board of Directors determined that the vesting period for the deferred stock units would be three years.  On vesting in 2006, stock issuance was deferred until January of the year following an employee’s termination from the Company.

Note 18 — Leases, Rentals and Outsourced Service Arrangements

Rental expenses for operating leases, principally for office space, amounted to $114 million in 2007, $104 million in 2006 and $121 million in 2005.  As of December 31, 2007, future net minimum rental payments under non-cancelable operating leases were approximately $430 million, payable as follows (in millions):  $92 in 2008, $81 in 2009, $67 in 2010, $56 in 2011, $42 in 2012 and $92 thereafter.

The Company also has several outsourced service arrangements with third parties, primarily for human resource and information technology support services.  The initial service periods under these arrangements range from 2 to 7 years and they are reported primarily as operating leases under SFAS No. 13, “Accounting for Leases.”  The Company recorded in other operating expense $87 million in 2007 and $24 million in 2006 for these arrangements.

Note 19 — Segment Information

The Company's operating segments generally reflect groups of related products, except for the International segment which is generally based on geography.  In accordance with accounting principles generally accepted in the United States of America, operating segments that do not require separate disclosure may be combined.  The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses.

Beginning in 2007, the Company reports the results of the run-off retirement business in Other Operations.  Prior periods have been restated to conform to this presentation.

Consolidated pre-tax income from continuing operations is primarily attributable to domestic operations.  Consolidated pre-tax income from continuing operations generated by the

Company's foreign operations was approximately 11% in 2007, and 8% in 2006 and 5% in 2005.

The Company determines segment earnings (loss) consistent with the accounting policies for the consolidated financial statements, except that amounts included in Corporate are not allocated to segments.  The Company allocates certain other operating expenses, such as systems and other key corporate overhead expenses, on systematic bases.  Income taxes are generally computed as if each segment were filing a separate income tax return.  The Company does not report total assets by segment since this is not a metric used to evaluate segment performance or allocation of resources.

The Company presents segment information as follows:

Health Care includes medical, dental, behavioral health, prescription drug and other products and services that may be integrated to support consumer-focused health care programs.  This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical products that continue to be managed within the health care business.

Disability and Life includes group:

•	disability insurance;
•	disability and workers’ compensation case management;
•	life insurance;
•	accident; and
•	specialty insurance.

International includes:

•	life, accident and supplemental health insurance products; and
•	international health care products and services including those offered to expatriate employees of multinational corporations.

Run-off Reinsurance includes accident, workers’ compensation, international life and health, guaranteed minimum death benefit and guaranteed minimum income benefit reinsurance businesses.  The Company stopped underwriting new reinsurance business in 2000.

The Company also reports results in two other categories.

Other Operations consist of:

•	non-leveraged and leveraged corporate-owned life insurance (COLI);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, net investment income on unallocated corporate investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.

Summarized segment financial information for the years ended December 31 was as follows:

(In millions)	2007	2006	2005
Health Care
Premiums and fees:
Medical:
Commercial HMO [2]	$2,220	$2,744	$2,646
Open access/Other
guaranteed cost[3]	1,657	946	463
Voluntary/limited benefits	160	72	-
Total guaranteed cost [1]	4,037	3,762	3,109
Experience-rated medical [1,4]	1,877	1,760	2,836
Dental	773	776	899
Medicare	349	321	286
Medicare Part D1	326	215	-
Other medical [5]	1,062	929	926
Total medical	8,424	7,763	8,056
Life and other non-medical	235	305	399
Total premiums	8,659	8,068	8,455
Fees [1,6]	2,007	1,762	1,722
Total premiums and fees	10,666	9,830	10,177
Mail order pharmacy revenues	1,118	1,145	883
Other revenues	250	226	208
Net investment income	202	261	275
Segment revenues	$12,236	$11,462	$11,543
Income taxes	$358	$353	$361
Segment earnings	$679	$653	$688
Disability and Life
Premiums and fees:
Life	$1,148	$1,050	$1,106
Disability	942	798	$676
Other	284	260	$283
Total	$2,374	$2,108	$2,065
Other revenues	131	161	198
Net investment income	276	256	264
Segment revenues	$2,781	$2,525	$2,527
Income taxes	$92	$85	$92
Segment earnings	$254	$226	$227
1 Premiums and/or fees associated with certain specialty products are also included.
2 Includes premiums of $82 million for 2006 associated with the health care members in Tucson, Arizona (see Medical Membership below).
3 Includes premiums associated with other risk-related products primarily open access products.
4 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.
5Other medical premiums include risk revenue for stop-loss and specialty products.
6Represent administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D.

(In millions)	2007	2006	2005
International
Premiums and fees:
Health Care	$845	$702	$566
Life, Accident and Health	955	$824	$677
Total	$1,800	$1,526	$1,243
Other revenues	7	2	(4)
Net investment income	77	79	71
Segment revenues	$1,884	$1,607	$1,310
Income taxes	$96	$75	$46
Equity in income (loss)
of investees	$3	$-	$(1)
Segment earnings	$176	$138	$109
Run-off Reinsurance
Premiums and fees and other
revenues	$13	$(33)	$44
Net investment income	93	95	99
Segment revenues	$106	$62	$143
Income tax benefits	$(43)	$(4)	$(12)
Segment loss	$(11)	$(14)	$(64)
Other Operations
Premiums and fees and other
revenues	$190	$215	$566
Net investment income	437	467	609
Segment revenues	$627	$682	$1,175
Income taxes	$45	$45	$144
Segment earnings	$109	$106	$339
Corporate
Other revenues and
eliminations	$(55)	$(48)	$(48)
Net investment income	29	37	41
Segment revenues	$(26)	$(11)	$(7)
Income tax benefits	$(42)	$(57)	$(118)
Segment loss	$(97)	$(95)	$(12)
Realized investment gains
(losses) from continuing
operations
Realized investment gains (losses)
from continuing operations	$15	$220	$(7)
Income taxes	5	75	4
Realized investment gains (losses)
from continuing operations,
net of taxes	$10	$145	$(11)
Total
Premiums and fees and other
revenues	$15,376	$13,987	$14,449
Mail order pharmacy revenues	1,118	1,145	883
Net investment income	1,114	1,195	1,359
Realized investment gains (losses)
from continuing operations	15	220	(7)
Total revenues	$17,623	$16,547	$16,684
Income taxes	$511	$572	$517
Segment earnings	$1,110	$1,014	$1,287
Realized investment gains (losses)
from continuing operations,
net of taxes	10	145	(11)
Income from continuing
operations	$1,120	$1,159	$1,276

Premiums and fees, mail order pharmacy revenues and other revenues by product type were as follows for the years ended December 31:

(In millions)	2007	2006	2005
Medical	$11,276	$10,227	$10,344
Disability	945	798	709
Life, Accident and Health	2,619	2,439	2,432
Mail order pharmacy	1,118	1,145	883
Other	536	523	964
Total	$16,494	$15,132	$15,332

Note 20 — Contingencies

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

A.	Financial Guarantees Primarily Associated with the Sold Retirement Benefits Business

Separate account assets are contractholder funds maintained in accounts with specific investment objectives.  The Company records separate account liabilities equal to separate account assets.  In certain cases primarily associated with the sold retirement benefits business (which was sold in April 2004), the Company guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts.  The Company establishes an additional liability if management believes that the Company will be required to make a payment under these guarantees.

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of December 31, 2007, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $1.8 billion as of December 31, 2007.  As of December 31, 2007 approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees were provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of December 31, 2007.

B.	Guaranteed Minimum Income Benefit Contracts

The Company's reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuities issued by other insurance companies.  A contractholder can elect the guaranteed minimum income benefit within 30 days of any eligible policy anniversary after a specified contractual waiting period.  The Company's exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy's current account value.  At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing company.

In periods of declining equity markets and declining interest rates, the Company’s liabilities for guaranteed minimum income benefits increase.  Conversely, in periods of rising equity markets and rising interest rates, the Company’s liabilities for these benefits decrease.

The Company estimates the fair value of the assets and liabilities associated with these contracts using assumptions as to market returns and volatility of the underlying equity and bond mutual fund investments, interest rates, mortality, lapse, annuity election rates, and retrocessional credit risk.

Annuitants have only recently been able to elect to receive these minimum income benefits due to the expiration of a contractual waiting period.  The Company has been monitoring annuity election rate experience and, during 2007, increased its assumption related to annuity election rates resulting in a charge (net of reinsurance) of $75 million pre-tax.  Also during 2007, the Company completed a review of lapse experience for these contracts.  As a result of the review, the Company decreased its lapse assumption resulting in a charge (net of reinsurance) of $11 million pre-tax; because fewer annuitants are expected to lapse coverage, the Company's expected claims increase.  In combination, the Company recognized in 2007 a total charge of $56 million after-tax ($86 million pre-tax) for these changes in long-term assumptions.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by monitoring actual experience as it emerges over time and may change its estimates if actual experience or other evidence suggests that assumptions should be revised.  If actual experience differs from the assumptions used in estimating these assets and liabilities, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

The following provides information about the assumptions used in calculating the assets and liabilities for guaranteed minimum income benefits:

•
These liabilities represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received.  Included in net amounts expected to be paid is the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization.  The assets associated with these contracts represent receivables in connection with reinsurance that the Company has purchased two external reinsurers (see below).

•	The gross market return assumption is 8-11% varying by equity fund type; 6-7% varying by bond fund type; and 5-6% for money market funds, reduced by fund fees ranging 2-3% across all funds.
•	The volatility assumption is 14-23% varying by equity fund type; 5-7% varying by bond fund type; and 2-3% for money market funds.
•	The discount rate is 5.75%.
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

The Company will implement SFAS No. 157 on January 1, 2008.  The assumptions described above will be updated to reflect a market-based view of exit price.  See Note 2(B) for further information.

As of December 31, 2007, the Company had net liabilities of $313 million related to these contracts and net amounts recoverable from two external reinsurers of $197 million.  The Company had an additional liability of $24 million associated with the future cost of reinsurance as of December 31, 2007.  As of December 31, 2006, the Company had liabilities of $88 million related to these contracts and net amounts recoverable from two external reinsurers of $46 million.  The Company also had an additional liability of $47 million associated with the future cost of reinsurance as of December 31, 2006.  Management believes the current assumptions used to estimate reserves for these liabilities are appropriate.

The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits.  Under these guarantees, the future payment amounts are dependent on the equity and bond markets and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2008 through 2014); and
•	All underlying mutual fund investment values remained at the December 31, 2007 value of $2.6 billion, with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $881 million before reinsurance recoveries.  The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.  The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts.  The Company bears the risk of loss if its retrocessionaires do not meet their reinsurance obligations to the Company.

C.	Certain Other Financial Guarantees

The Company had indemnification obligations to lenders of up to $207 million as of December 31, 2007 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates.  These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates from 2008 to 2017.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of December 31, 2007.

As of December 31, 2007 the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  The Company had no additional liabilities for these guarantees as of December 31, 2007.

The Company had indemnification obligations as of December 31, 2007, in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of consolidated financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of December 31, 2007.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

D.	Regulatory and Industry Developments

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
As of December 31, 2007, the Company’s insurance and HMO subsidiaries have recorded $17 million in liabilities and $10 million in assets for insolvency fund and other insurance-related assessments.

Concentration of risk.  South Korea represents the single largest geographic market for the Company’s international businesses.  In 2007, South Korea generated 31% of International’s revenues and 41% of its segment earnings.  The Company’s International business in South Korea could be vulnerable to adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on the Company’s consolidated results.

E.	Litigation and Other Legal Matters

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

Managed care litigation.  On April 7, 2000, several pending actions were consolidated in the United States District Court for the Southern District of Florida in a multi-district litigation proceeding captioned In re Managed Care Litigation.  The consolidated cases include Shane v. Humana, Inc., et al. (The Company’s subsidiaries added as defendants in August 2000), Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), Kaiser and Corrigan v. CIGNA Corporation, et al. (class of health care providers certified on March 29, 2001) and Amer. Dental Ass’n v. CIGNA Corp. et. al. (a putative class of dental providers).

In 2004, the Court approved a settlement agreement between the physician class and the Company.  A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration.  Separately, in April 2005, the Court approved a settlement between the Company and a class of non-physician health care providers.  Only the Amer. Dental Ass’n case remains unresolved.  The Company’s motion to dismiss the case is pending.

In the fourth quarter of 2006, pursuant to a settlement, the Company received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation.  In the first quarter of 2007, the Company received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation.  The Company is pursuing recovery from two additional insurers.

Broker compensation. Beginning in 2004, the Company, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation relating to their investigations of insurance broker compensation.  The Company received a subpoena from the U.S. Attorney’s Office for the Southern District of California in October 2005 and the San Diego District Attorney in March 2006 and has provided information to them about a broker, Universal Life Resources (ULR).  On June 6, 2007, the Company received a letter from the San Diego District Attorney, detailing its potential claims and penalties against the Company subsidiaries, and outlining potential civil litigation.  The Company denies the allegations and will vigorously defend itself in the event of litigation.  In addition, in January 2006, the Company received a subpoena from the U.S. Department of Labor and is providing information to that Office about another broker.  The Company is cooperating with the inquiries and investigations.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including the Company and several other insurance holding companies) failed to disclose compensation paid to ULR and that, in return for the compensation, ULR steered clients to defendants.  The plaintiff sought injunctive relief only.  On July 9, 2007, the parties to this lawsuit entered into a non-monetary settlement in which some of the Company’s subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement does not resolve the regulator’s claim for recovery of attorneys’ fees and costs.

On August 1, 2005, two of the Company’s subsidiaries, Connecticut General Life Insurance Company and Life Insurance Company of North America, were named as defendants in a consolidated amended complaint captioned In re Insurance Brokerage Antitrust Litigation, a multi-district litigation proceeding consolidated in the United States District Court for the District of New Jersey.  The complaint alleges that brokers and insurers conspired to hide commissions, increasing the cost of employee benefit plans, and seeks treble damages and injunctive relief.  Numerous insurance brokers and other insurance companies are named as defendants.

The court permitted plaintiffs to file an amended complaint, which plaintiffs did on May 22, 2007.  The defendants filed a motion to dismiss the federal antitrust, RICO and state law claims and a motion to dismiss and for summary judgment regarding the ERISA fiduciary claims.  On August 31, 2007, the court granted the defendants’ motion to dismiss the federal antitrust claims.  On September 28, 2007, the court granted the defendants’ motion to dismiss plaintiffs’ RICO claims.  On January 14, 2008, the court granted summary judgment in favor of defendants as to plaintiffs’ ERISA claims.

On February 13, 2008, the court entered an order dismissing plaintiffs' state law claims and the complaint in its entirety.  The court ordered the clerk to enter judgment against plaintiffs and in favor of the defendants.  Plaintiffs have filed a notice of appeal.  The Company denies the allegations and will continue to vigorously defend itself.

Amara cash balance pension plan litigation. On December 18, 2001, Janice Amara filed a purported class action lawsuit, now captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. CIGNA Corporation and CIGNA Pension Plan, in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  The plaintiffs were granted class certification on December 20, 2002, and seek equitable relief.  A non-jury trial began on September 11-15, 2006.  Due to the court’s schedule, the proceedings were adjourned and the trial was completed on January 25, 2007.  On February 15, 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims and finding in favor of the plaintiffs on many aspects of the disclosure claims.  The court has ordered the parties to file simultaneous briefs on March 17, 2008 regarding the relief, if any, to be awarded to the plaintiffs on the claims on which the plaintiffs prevailed, and to file responsive briefs on March 31, 2008.  The Company will continue to vigorously defend itself in this case.

Boon Insurance Agency.  On February 14, 2007, the Boon Insurance Agency and an affiliated company filed a complaint in Texas state court against two CIGNA subsidiaries and a co-defendant alleging breach of contract and fraudulent inducement in regard to several agreements with plaintiffs in connection with the marketing, production and servicing of voluntary health insurance policies.  Plaintiffs seek compensatory damages, punitive damages and declaratory relief against the Company.  Discovery is ongoing, and is scheduled to be completed by June 23, 2008.  The case is set for jury trial on September 22, 2008.  The Company denies the allegations and will vigorously defend itself in this case.

Run-off reinsurance litigation.  In connection with the Company’s run-off reinsurance operations described in Note 8, the Company purchased extensive retrocessional reinsurance for its Unicover contracts and also for some other segments of its non-Unicover business.  During 2007, CIGNA entered into a settlement that resolved the appeal of an adverse court award in a retrocessional enforcement arbitration.  That appeal, captioned CIGNA EUROPE INSURANCE COMPANY SA-NV v. John Hancock Life Insurance Company, was pending in the High Court of Justice, Queen’s Bench Division, Commercial Court and the case was dismissed in the fourth quarter of 2007.  Other disputes concerning retrocessional contracts have been substantially resolved or settled.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of CIGNA Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of CIGNA Corporation and its subsidiaries ("the Company") at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2008

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2007 and 2006.  Quarterly financial results necessarily rely heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	(In millions, except per share amounts)		Three Months Ended
		March 31	June 30		Sept. 30		Dec. 31
	Consolidated Results
	2007
	Total revenues	$4,374	$4,381		$4,413		$4,455
	Income from continuing operations before income taxes	413	328		502		388
	Net income	289	198	[2]	365	[3]	263
	Net income per share[1]:
	Basic	1.00	0.70		1.30		0.95
	Diluted	0.98	0.68		1.28		0.93
	2006
	Total revenues	$4,107	$4,098		$4,137		$4,205
	Income from continuing operations before income taxes	528	408		446		349
	Net income	352	273		298		232	[4]
	Net income per share[1]:
	Basic	0.98	0.79		0.93		0.77
	Diluted	0.96	0.78		0.92		0.76
	Stock and Dividend Data[1]
	2007
Price range of common stock	— high	$49.11	$56.87		$54.70		$56.89
	— low	$42.33	$47.63		$43.65		$48.21
	Dividends declared per common share	$0.008	$0.010		$0.010		$0.010
	2006
Price range of common stock	— high	$44.59	$44.37		$39.83		$44.21
	— low	$36.53	$29.35		$30.35		$38.07
	Dividends declared per common share	$0.008	$0.008		$0.008		$0.008

(1)	All weighted average shares and per share amounts for all periods presented have been adjusted to reflect the three-for-one stock split effective June 4, 2007 (see Note 4 to the Financial Statements).
(2)	The second quarter of 2007 includes an after-tax charge of $56 million related to the guaranteed minimum income benefit reserve.
(3)	The third quarter of 2007 includes an after-tax benefit of $23 million related to an IRS settlement.
(4)
The fourth quarter of 2006 includes an after-tax charge of $25 million related to the settlement of the shareholder class action litigation and an after-tax charge of $23 million related to the Company's expense reduction initiatives.

## *Five-Year Cumulative Total Shareholder Return**
## *December 31, 2002 –December 31, 2007*

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
CIGNA
S&P 500 Index
S&P Managed Health Care, Life & Health Ins. Indexes**
12/31/02
12/31/03
12/31/04
12/30/05
12/29/06
12/31/07

| | 12/31/02 | 12/31/03 | 12/31/04 | 12/30/05 | 12/29/06 | 12/31/07 |
|---|---|---|---|---|---|---|
| CIGNA | $100 | $144 | $205 | $281 | $332 | $407 |
| S&P 500 Index | $100 | $129 | $143 | $150 | $173 | $183 |
| S&P Mgd. Health Care, Life & Health Ins. Indexes** | $100 | $138 | $201 | $279 | $271 | $311 |

* Assumes that the value of the investment in CIGNA common stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.

** Weighted average of S&P Managed Health Care (75%) and Life & Health Insurance (25%) Indexes.

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

B.    Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management report on internal control over financial reporting under the caption “Management’s Annual Report on Internal Control over Financial Reporting” on page 66 in this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The attestation report of CIGNA’s independent registered public accounting firm, on the effectiveness of CIGNA’s internal control over financial reporting appears under the caption “Report of Independent Registered Public Accounting Firm” on page 103 of this Form 10-K.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Directors of the Registrant

The information under the captions “The Board of Directors’ Nominees for Terms to Expire in April 2011,” “Directors Who Will Continue in Office,”  “Board of Directors and Committee Meetings, Membership, Attendance and Independence” (as it relates to Audit Committee disclosure), and “Section 16(a) Beneficial Ownership Reporting Compliance” in CIGNA’s proxy statement to be dated on or about March 20, 2008 is incorporated by reference.

B.    Executive Officers of the Registrant

See PART I – “Executive Officers of the Registrant on page 37 in this Form 10-K.”

C.	Code of Ethics and Other Corporate Governance Disclosures

CIGNA’s Code of Ethics and Compliance is the Company’s code of business conduct and ethics, and applies to CIGNA’s directors, officers (including the chief executive officer, chief financial officer and chief accounting officer) and employees.  The Code of Ethics and Compliance policies are posted on the Corporate Governance section found on the “About Us” page of the Company’s website, www.cigna.com.  In the event the Company substantively amends its Code of Ethics and Compliance or waives a provision of the Code, CIGNA intends to disclose the amendment or waiver on the Corporate Governance section of the Company’s website.

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

Item 11.  EXECUTIVE COMPENSATION

The information under the captions “Director Compensation,” “Report of the People Resources Committee,” “Compensation Discussion and Analysis” and “Executive Compensation” in CIGNA’s proxy statement to be dated on or about March 20, 2008 is incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding CIGNA’s equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	11,405,264	$32.70	31,053,726
Equity Compensation Plans Not Approved by Security Holders(1)	24,530	$26.33	0
Total	11,429,794	$32.69	31,053,726

(1)	Consists of the CIGNA-Healthsource Stock Plan of 1997 discussed below under “Description of the Equity Compensation Plan Not Approved by Security Holders.”

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

The information under the captions “Stock held by Directors, Nominees and Executive Officers” and “Largest Security Holders” in CIGNA’s proxy statement to be dated on or about March 20, 2008 is incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions” in CIGNA’s proxy statement to be dated on or about March 20, 2008 is incorporated by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions “Policy for the Pre-Approval of Audit and Non-Audit Services” and “Fees to Independent Registered Public Accounting Firm” in CIGNA’s proxy statement to be dated on or about March 20, 2008 is incorporated by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) The following Financial Statements appear on pages 67 through 103:

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

Date: February 28, 2008

CIGNA CORPORATION

By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Directors:*

H. Edward Hanway*	Robert H. Campbell
Chairman, Chief Executive Officer	Isaiah Harris, Jr.
and a Director	Jane E. Henney, M.D.
Peter N. Larson
Roman Martinez IV
James E. Rogers
Harold A. Wagner
Eric C. Wiseman
Carol Cox Wait
Donna F. Zarcone
William D. Zollars

Principal Accounting Officer:

/s/ Annmarie T. Hagan
Annmarie T. Hagan
Vice President and
Chief Accounting Officer
Date:  February 28, 2008
*By:	/s/ Nicole S. Jones
Nicole S. Jones
Attorney-in-Fact
Date: February 28, 2008

CIGNA CORPORATION AND SUBSIDIARIES

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors
of CIGNA Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2008 appearing on page 103 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2008

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007
(In millions)

			Amount at
			which shown in
		Fair	the consolidated
Type of Investment	Cost	Value	balance sheet

Fixed maturities:
Bonds:
United States government and government
agencies and authorities	$346	$628	$628
States, municipalities and political subdivisions	2,362	2,489	2,489
Foreign governments	868	882	882
Public utilities	804	836	836
All other corporate bonds	6,342	6,541	6,541
Asset backed securities:
Other mortgage-backed	216	221	221
Other asset-backed	429	442	442
Redeemable preferred stocks	42	42	42
Total fixed maturities	$11,409	$12,081	$12,081

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	$9	$17	$17
Public utilities	1	1	1
Non redeemable preferred stocks	117	114	114
Total equity securities	$127	$132	$132

Commercial mortgage loans on real estate	$3,277		$3,277
Policy loans	1,450		1,450
Real estate investments	49		49
Other long-term investments	472		520
Short-term investments	21		21

Total investments	$16,805		$17,530

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(In millions)

	For the year ended
	December 31,
	2007	2006	2005

Other revenues	$1	$2	$7
Total revenues	$1	$2	$7

Operating expenses:
Interest	116	101	105
Intercompany interest	325	277	162
Other	49	90	71
Total operating expenses	490	468	338
Loss before income taxes	(489)	(466)	(331)
Income tax benefit	(164)	(166)	(126)
Loss of parent company	(325)	(300)	(205)
Equity in income of subsidiaries from
continuing operations	1,445	1,459	1,481
Income from continuing operations	1,120	1,159	1,276
Income (loss) from discontinued operations, net of taxes	(5)	(4)	349
Net income	$1,115	$1,155	$1,625

See Notes to Condensed Financial Statements on pages FS–7 and FS–8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(In millions)

		As of December 31,
		2007		2006

Assets:
Cash and cash equivalents		$-		$13
Investments in subsidiaries		12,581		12,219
Other assets		293		538
Total assets		$12,874		$12,770

Liabilities:
Intercompany		$5,514		$5,785
Current portion of long-term debt		-		376
Long-term debt		1,698		1,198
Other liabilities		914		1,081
Total liabilities		8,126		8,440

Shareholders' Equity:
Common stock (shares issued, 351; 160)		88		40
Additional paid in capital		2,474		2,451
Net unrealized appreciation — fixed maturities	$140		$187
Net unrealized appreciation — equity securities	7		22
Net unrealized depreciation — derivatives	(19)		(15)
Net translation of foreign currencies	61		33
Postretirement benefits liability adjustment	(138)		(396)
Accumulated other comprehensive income (loss)		51		(169)
Retained earnings		7,113		6,177
Less treasury stock, at cost		(4,978)		(4,169)
Total shareholders' equity		4,748		4,330
Total liabilities and shareholders' equity		$12,874		$12,770

See Notes to Condensed Financial Statements on pages FS–7 and FS–8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(In millions)

	For the year ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net Income	$1,115	$1,155	$1,625
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in income of subsidiaries	(1,445)	(1,459)	(1,481)
(Income) loss from discontinued operations	5	4	(349)
Dividends received from subsidiaries	1,026	1,745	1,306
Other liabilities	87	347	(290)
Cash provided by operating activities of discontinued operations	-	-	222
Other, net	275	(172)	(68)
Net cash provided by operating activities	1,063	1,620	965

Cash Flows from Investing Activities:
Other, net	21	(15)	(9)
Net cash provided by (used in) investing activities	21	(15)	(9)

Cash Flows from Financing Activities:
Net change in intercompany debt	(271)	787	327
Net proceeds on issuance of long-term debt	498	246	-
Repayment of long-term debt	(376)	(100)	-
Issuance of common stock	248	251	346
Common dividends paid	(11)	(12)	(13)
Repurchase of common stock	(1,185)	(2,765)	(1,618)
Net cash used in financing activities	(1,097)	(1,593)	(958)
Net increase (decrease) in cash and cash equivalents	(13)	12	(2)
Cash and cash equivalents, beginning of year	13	1	3
Cash and cash equivalents, end of year	$-	$13	$1

See Notes to Condensed Financial Statements on pages FS–7 and FS–8.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

Note 1—For purposes of these condensed financial statements, CIGNA Corporation’s (the Company) wholly owned subsidiaries are recorded using the equity basis of accounting.  Certain reclassifications have been made to prior years’ amounts to conform to the 2007 presentation.

Note 2—On April 25, 2007, the Company’s Board of Directors approved a three-for-one stock split (in the form of a stock dividend) of the Company’s common shares.  The stock split was effective on June 4, 2007 for shareholders of record as of the close of business on May 21, 2007.

Note 3—Short-term and long-term debt consisted of the following at December 31:

(In millions)	2007	2006
Short-term:
Current maturities of long-term debt	$-	$376
Total short-term debt	$-	$376
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	-
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875 % Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	250
Total long-term debt	$1,698	$1,198

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit.  The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement.  The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements.  There were no amounts outstanding under the credit facility nor any letters of credit issued as of December 31, 2007.

As of December 31, 2007, the Company had $500 million remaining under an effective shelf registration statement filed with the Securities and Exchange Commission, which may be issued as debt securities, equity securities or both.

Maturities of long-term debt are as follows (in millions):  none in 2008, 2009, 2010, $448 in 2011, and the remainder in years after 2012.

Interest paid on short- and long-term debt amounted to $116 million, $101 million and $104 million for 2007, 2006 and 2005, respectively.

  Note 4—Intercompany liabilities consist primarily of loans payable to CIGNA Holdings, Inc. of $5.6 billion as of December 31, 2007 and 2006.  Interest was accrued at an average monthly rate of 5.62% for 2007 and 5.27% for 2006.

  Note 5—As of December 31, 2007, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•
The Company has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary domiciled in Bermuda, in the amount of $59 million.  These letters of credit secure the payment of insureds’ claims from run-off reinsurance operations.  The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw.  As of December 31, 2007 approximately $49 million of the letters of credit are issued.

•
The Company has provided a capital commitment deed in an amount up to $185 million in favor of CIGNA Global Reinsurance Company.  This deed is equal to the letters of credit securing the payment of insureds’ claims from run-off reinsurance operations.  This deed is required by Bermuda regulators to have these letters of credit for the London run-off reinsurance operations included as admitted assets.

•
Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business.  If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond.  The aggregate amount of such surety bonds as of December 31, 2007 was $58 million.

•
The Company is obligated under a $23 million letter of credit required by the insurer of its high-deductible self-insurance programs to indemnify the insurer for claim liabilities that fall within deductible amounts for policy years dating back to 1994.

•	The Company also provides solvency guarantees aggregating $34 million under state and federal regulations in support of its indirect wholly owned medical HMOs in several states.

•
The Company has arranged a $150 million letter of credit in support of CIGNA Europe Insurance Company, an indirect wholly owned subsidiary.  The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw.  CIGNA Europe Insurance Company is the holder of the letters of credit.

•
In addition, the Company has agreed to indemnify payment of losses included in CIGNA Europe Insurance Company’s reserves on the assumed reinsurance business transferred from ACE.  As of December 31, 2007, the reserve was $219 million.

In 2007, no payments have been made on these guarantees and none are pending.  The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company’s results of operations, liquidity or financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Deferred	Future policy	Medical claims
	policy	benefits and	payable and	Unearned
	acquisition	contractholder	unpaid	premiums
Segment	costs	deposit funds	claims	and fees

Year Ended December 31, 2007:
Health Care	$51	$533	$1,198	$75
Disability and Life	9	879	3,080	39
International	682	912	230	331
Run-off Reinsurance	-	875	452	1
Other Operations	74	13,542	142	50
Corporate	-	-	-	-
Total	$816	$16,741	$5,102	$496

Year Ended December 31, 2006:
Health Care	$37	$617	$1,221	$79
Disability and Life	10	867	2,915	44
International	579	809	204	334
Run-off Reinsurance	-	890	746	1
Other Operations	81	14,226	145	41
Corporate	-	-	-	-
Total	$707	$17,409	$5,231	$499

Year Ended December 31, 2005:
Health Care	$27	$794	$1,478	$97
Disability and Life	12	1,005	2,803	43
International	491	702	171	331
Run-off Reinsurance	-	980	826	1
Other Operations	88	14,685	136	43
Corporate	-	-	-	-
Total	$618	$18,166	$5,414	$515

			Amortization
			of deferred
	Net		policy	Other
Premiums	investment	Benefit	acquisition	operating
and fees (1)	income (2)	expenses (1)(3)	expenses	expenses(4)

$10,666	$202	$7,023	$100	$4,076
2,374	276	1,819	6	610
1,800	77	997	124	491
60	93	(24)	-	184
108	437	400	12	61
-	29	(16)	-	129
$15,008	$1,114	$10,199	$242	$5,551

$9,830	$261	$6,371	$71	$4,014
2,108	256	1,578	6	630
1,526	79	861	113	420
64	95	26	-	54
113	467	441	12	78
-	37	(13)	-	154
$13,641	$1,195	$9,264	$202	$5,350

$10,177	$275	$6,652	$56	$3,786
2,065	264	1,587	4	617
1,243	71	690	84	381
92	99	150	-	69
118	609	567	5	120
-	41	-	-	123
$13,695	$1,359	$9,646	$149	$5,096

(1)	Amounts presented are shown net of the effects of reinsurance. See Note 8 to the Financial Statements included in CIGNA’s 2007 Annual Report.
(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.
(3)	Benefit expenses include Health Care medical claims expense and other benefit expenses.
(4)	Other operating expenses include mail order pharmacy cost of goods sold and other operating expenses, and excludes amortization of deferred policy acquisition expenses.

CIGNA CORPORATION AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2007:
Life insurance in force	$376,065	$42,886	$99,281	$432,460	23.0%

Premiums and fees:
Life insurance and annuities	$2,288	$280	$355	$2,363	15.0%
Accident and health insurance	12,782	181	44	12,645	0.3%
Total	$15,070	$461	$399	$15,008	2.7%

Year Ended December 31, 2006:
Life insurance in force	$360,802	$39,375	$128,514	$449,941	28.6%

Premiums and fees:
Life insurance and annuities	$2,081	$290	$403	$2,194	18.4%
Accident and health insurance	11,514	181	114	11,447	1.0%
Total	$13,595	$471	$517	$13,641	3.8%

Year Ended December 31, 2005:
Life insurance in force	$359,698	$43,687	$134,989	$451,000	29.9%

Premiums and fees:
Life insurance and annuities	$2,094	$315	$420	$2,199	19.1%
Accident and health insurance	11,600	157	53	11,496	0.5%
Total	$13,694	$472	$473	$13,695	3.5%

CIGNA CORPORATION
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts -describe(1)	Other deductions -describe(2)	Balance at end of period

2007:
Investment asset valuation reserves:
Commercial mortgage loans	$-	$1	$-	$-	$1
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	46	15	-	(7)	54
Deferred tax asset valuation allowance	174	(19)	-	(5)	150
Reinsurance recoverables	161	(23)	-	(111)	27

2006:
Investment asset valuation reserves:
Commercial mortgage loans	$2	$3	$-	$(5)	$-
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	62	5	1	(22)	46
Deferred tax asset valuation allowance	161	7	-	6	174
Reinsurance recoverables	158	12	-	(9)	161

2005:
Investment asset valuation reserves:
Commercial mortgage loans	$2	$2	$-	$(2)	$2
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	78	8	-	(24)	62
Deferred tax asset valuation allowance	262	(33)	16	(84)	161
Reinsurance recoverables	193	(9)	-	(26)	158

(1)	Change in valuation reserves attributable to policyholder contracts.
(2)
Reflects transfer of reserves to other investment asset categories as well as charge-offs upon sales, repayments and other.  The change in the deferred tax valuation allowance in 2007 reflects a reserve release upon the write-off of a portion of the underlying deferred tax asset, resulting in no earnings impact.  The change in the deferred tax asset valuation allowance in 2006 and 2005 primarily reflects activity in discontinued operations.  The change in reinsurance recoverable reflects settlements of underlying reinsurance recoverables.

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended July 22, 1998	Filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated October 26, 2006	Filed as Exhibit 3 to the registrant’s Form 8-K filed on October 30, 2006 and incorporated herein by reference.

Exhibits 10.1 through 10.22 are identified as management contracts or compensatory plans or arrangements pursuant to Item 15 of Form 10-K.

10.1	Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.2	Deferred Compensation Plan of 2005 for Directors of CIGNA Corporation, effective January 1, 2005	Filed herewith.

10.3	CIGNA Restricted Share Equivalent Plan for Non-Employee Directors amended and restated effective January 1, 2008	Filed herewith.

10.4	CIGNA Corporation Non-Employee Director Compensation Program amended and restated effective January 1, 2008	Filed herewith.

10.5	CIGNA Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.6	(a)	CIGNA Executive Severance Benefits Plan effective as of January 1, 1997	Filed as Exhibit 10.5(a) to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

	(b)	Amendment No. 1 effective February 23, 2000 to the CIGNA Executive Severance Benefits Plan	Filed as Exhibit 10.5(b) to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.7		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.6 to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.8	CIGNA Executive Incentive Plan amended and restated January 1, 2008	Filed herewith.

10.9	CIGNA Long-Term Incentive Plan amended and restated effective as of January 1, 2008	Filed herewith.

10.10	Description of Arrangement regarding Unit-based Long-Term Incentive Compensation	Filed as Exhibit 10.5 to the registrant’s Form 10-Q for the year ended September 30, 2003 and incorporated herein by reference.

10.11	CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.12	CIGNA Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed herewith.

10.13	Description of Amendments to Executive Management Compensation Arrangements	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.14	(a)	CIGNA Supplemental Pension Plan as amended and restated August 1, 1998	Filed as Exhibit 10.12(a) to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(b)	Amendment No. 1 to the CIGNA Supplemental Pension Plan, effective as of September 1, 1999	Filed as Exhibit 10.10(b) to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension	Filed as Exhibit 10.12(c) to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.15	CIGNA Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed herewith.

10.16	Description of CIGNA Corporation Financial Services Program	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.17	Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.18	Form of Non-Compete Agreement dated December 8, 1997 with Mr. Hanway	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.19	Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.19 to the registrant's Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.20	Schedule regarding Amended Deferred Stock Unit Agreements effective July 26, 2006 with Messrs. Hanway, Bell and Murabito and Form of Deferred Stock Unit Agreement	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

10.21	Agreement and Release dated May 1, 2007 with Mr. Storrer	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the period ended June 30, 2007.

10.22	Form of CIGNA Long-Term Incentive Plan: Nonqualified Stock Option and Grant Letter	Filed herewith.

10.23	Asset and Stock Purchase Agreement between Great-West Life & Annuity Insurance Company, et al and Connecticut General Life Insurance Company	Filed herewith.

12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Powers of Attorney	Filed as Exhibit 24.1 to the registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 dated August 3, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

The registrant will furnish to the Commission upon request a copy of any of the registrant's agreements with respect to its long-term debt.

Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, 1601 Chestnut Street, TL18, Philadelphia, PA 19192.