Form 10-Q
period 2008-03-31
CIGNA CORP
filed 2008-05-01
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

      As of April 18, 2008, 280,813,911 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, CIGNA refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

CIGNA Corporation
Consolidated Statements of Income
	Unaudited
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2008	2007
Revenues
Premiums and fees	$3,851	$3,708
Net investment income	265	280
Mail order pharmacy revenues	296	271
Other revenues	143	94
Realized investment gains	14	21
Total revenues	4,569	4,374
Benefits and Expenses
Health Care medical claims expense	1,744	1,719
Other benefit expenses	928	836
Mail order pharmacy costs of goods sold	239	219
Guaranteed minimum income benefits expense	304	24
Other operating expenses	1,281	1,163
Total benefits and expenses	4,496	3,961
Income from Continuing Operations
before Income Taxes	73	413
Income taxes (benefits):
Current	77	132
Deferred	(59)	4
Total taxes	18	136
Income from Continuing Operations	55	277
Income from Discontinued Operations, Net of Taxes	3	12
Net Income	$58	$289
Earnings Per Share - Basic:
Income from continuing operations	$0.20	$0.95
Income from discontinued operations	0.01	0.05
Net income	$0.21	$1.00
Earnings Per Share - Diluted:
Income from continuing operations	$0.19	$0.93
Income from discontinued operations	0.02	0.05
Net income	$0.21	$0.98
Dividends Declared Per Share	$0.040	$0.008

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets
		Unaudited		As of
		As of March 31,		December 31,
(In millions, except per share amounts)		2008		2007
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,406; $11,409)		$12,033		$12,081
Equity securities, at fair value (cost, $140; $127)		144		132
Commercial mortgage loans		3,291		3,277
Policy loans		1,504		1,450
Real estate		49		49
Other long-term investments		541		520
Short-term investments		36		21
Total investments		17,598		17,530
Cash and cash equivalents		2,850		1,970
Accrued investment income		247		233
Premiums, accounts and notes receivable		1,475		1,405
Reinsurance recoverables		7,205		7,331
Deferred policy acquisition costs		848		816
Property and equipment		649		625
Deferred income taxes, net		858		794
Goodwill		1,784		1,783
Other assets, including other intangibles		883		536
Separate account assets		6,591		7,042
Total assets		$40,988		$40,065
Liabilities
Contractholder deposit funds		$8,595		$8,594
Future policy benefits		8,083		8,147
Unpaid claims and claim expenses		4,144		4,127
Health Care medical claims payable		1,033		975
Unearned premiums and fees		489		496
Total insurance and contractholder liabilities		22,344		22,339
Accounts payable, accrued expenses and other liabilities		4,886		4,127
Short-term debt		251		3
Long-term debt		2,090		1,790
Nonrecourse obligations		12		16
Separate account liabilities		6,591		7,042
Total liabilities		36,174		35,317
Contingencies — Note 14
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,488		2,474
Net unrealized appreciation, fixed maturities	$137		$140
Net unrealized appreciation, equity securities	8		7
Net unrealized depreciation, derivatives	(27)		(19)
Net translation of foreign currencies	55		61
Postretirement benefits liability adjustment	(135)		(138)
Accumulated other comprehensive income		38		51
Retained earnings		7,142		7,113
Less treasury stock, at cost		(4,942)		(4,978)
Total shareholders’ equity		4,814		4,748
Total liabilities and shareholders’ equity		$40,988		$40,065
Shareholders’ Equity Per Share		$17.14		$16.98

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
	Unaudited
Three Months Ended March 31,	2008		2007
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock		$88		$40
Additional Paid-In Capital, January 1		2,474		2,451
Effect of issuance of stock for employee benefit plans		14		34
Additional Paid-In Capital, March 31		2,488		2,485
Accumulated Other Comprehensive Income (Loss),
January 1 prior to implementation effect		51		(169)
Implementation effect of SFAS No.155		-		(12)
Accumulated Other Comprehensive Income (Loss),
January 1 as adjusted		51		(181)
Net unrealized depreciation, fixed maturities	$(3)	(3)	$(6)	(6)
Net unrealized appreciation, equity securities	1	1	-	-
Net unrealized depreciation on securities	(2)		(6)
Net unrealized depreciation, derivatives	(8)	(8)	(1)	(1)
Net translation of foreign currencies	(6)	(6)	-	-
Postretirement benefits liability adjustment	3	3	17	17
Other comprehensive income (loss)	(13)		10
Accumulated Other Comprehensive Income (Loss), March 31		38		(171)
Retained Earnings, January 1 prior to
implementation effects		7,113		6,177
Implementation effect of SFAS No. 155		-		12
Implementation effect of FIN 48		-		(29)
Retained Earnings, January 1 as adjusted		7,113		6,160
Net income	58	58	289	289
Effects of issuance of stock for employee benefit plans		(18)		(72)
Common dividends declared		(11)		(2)
Retained Earnings, March 31		7,142		6,375
Treasury Stock, January 1		(4,978)		(4,169)
Repurchase of common stock		-		(576)
Other, primarily issuance of treasury stock for employee
benefit plans		36		168
Treasury Stock, March 31		(4,942)		(4,577)
Total Comprehensive Income and Shareholders’ Equity	$45	$4,814	$299	$4,152

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows
	Unaudited
(In millions)	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$58	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(3)	(12)
Insurance liabilities	126	74
Reinsurance recoverables	17	12
Deferred policy acquisition costs	(43)	(12)
Premiums, accounts and notes receivable	(72)	17
Other assets	(341)	(28)
Accounts payable, accrued expenses and other liabilities	596	(74)
Current income taxes	64	100
Deferred income taxes	(59)	4
Realized investment gains	(14)	(21)
Depreciation and amortization	53	54
Gains on sales of businesses (excluding discontinued operations)	(9)	(11)
Other, net	(21)	(14)
Net cash provided by operating activities	352	378
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	315	188
Equity securities	-	11
Commercial mortgage loans	12	28
Other (primarily short-term and other long-term investments)	115	143
Investment maturities and repayments:
Fixed maturities	149	107
Commercial mortgage loans	5	62
Investments purchased:
Fixed maturities	(499)	(440)
Equity securities	(13)	(2)
Commercial mortgage loans	(30)	(69)
Other (primarily short-term and other long-term investments)	(142)	(185)
Property and equipment sales	-	22
Property and equipment purchases	(68)	(41)
Cash provided by investing activities of discontinued operations	-	31
Other acquisitions/dispositions, net cash used	(7)	-
Other, net	-	(6)
Net cash used in investing activities	(163)	(151)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	330	141
Withdrawals and benefit payments from contractholder deposit funds	(280)	(142)
Change in cash overdraft position	64	12
Net change in short-term debt	248	498
Net proceeds on issuance of long-term debt	298	-
Repayment of long-term debt	-	(87)
Repurchase of common stock	-	(583)
Issuance of common stock	33	133
Common dividends paid	(3)	(2)
Net cash provided by (used in) financing activities	690	(30)
Effect of foreign currency rate changes on cash and cash equivalents	1	-
Net increase in cash and cash equivalents	880	197
Cash and cash equivalents, beginning of period	1,970	1,392
Cash and cash equivalents, end of period	$2,850	$1,589
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$3	$8
Interest paid	$22	$20
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

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Form 10-K for the year ended December 31, 2007.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

All weighted average shares, per share amounts and references to stock compensation for all periods presented have been adjusted to reflect the three-for-one stock split effective June 4, 2007.

Certain reclassifications have been made to prior period amounts to conform to the presentation of 2008 amounts.

Discontinued operations for the three months ended March 31, 2008 represented $3 million after-tax from the settlement of certain issues related to a past divestiture.  Discontinued operations for the three months ended March 31, 2007 represent realized gains of $12 million after-tax from the disposition of certain directly-owned real estate investments.

Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurements.  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  This standard expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price).  See Note 7 for information on the Company’s fair value measurements including new required disclosures.

The Company carries certain financial instruments at fair value in the financial statements including approximately $12 billion in invested assets at March 31, 2008.  The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value, however changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses.  At the adoption of SFAS No. 157, there were no effects to the Company’s measurements of fair values for financial instruments other than for assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits discussed below.

At adoption, the Company was required to change certain assumptions used to estimate the fair values of assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits.  As a result, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax), in Run-off Reinsurance.  This charge did not have an impact on the Company’s cash flows.

Because there is no market for these contracts, the assumptions used to estimate their fair values at adoption were determined using a hypothetical market participant's view of an exit price.  The Company considered the following in determining the view of a hypothetical market participant:

•
that the most likely transfer of these assets and liabilities would be through a reinsurance transaction with an independent insurer having a market capitalization and credit rating similar to that of the Company; and

•
that because this block of contracts is in run-off mode, an insurer looking to acquire these contracts would have similar existing contracts with related administrative and risk management capabilities.

At adoption, the assumptions used to estimate the fair value of these contracts were determined using a hypothetical market participant’s view of an exit price rather than using historical market data and actual experience to establish the Company’s future expectations.  For many of these assumptions, there is limited or no observable market data so determining an exit price requires the Company to exercise significant judgment and make critical accounting estimates.

The Company considers the various assumptions used to estimate fair values of these contracts in two categories: capital markets and future annuitant and retrocessionaire behavior assumptions.  Estimated components of the charge by category (net of reinsurance) are described below, including how these updated assumptions differ from those used historically to estimate fair values for these contracts.

Assumptions Related to Capital Markets - $183 million of the $202 million pre-tax charge, net of estimated receivables for reinsurance, reflects the impact of changes in capital markets assumptions  including market return, discount rate, the projected interest rate used to calculate the reinsured income benefits at the time of annuitization (claim interest rate), and volatility. These assumptions were updated to reflect risk free interest rates (LIBOR swap curve) and volatility consistent with that implied by derivative instruments in a consistently active market, under the assumption that a hypothetical market participant would hedge all or a portion of the net liability.  The capital markets charge is comprised of:

•
$131 million related to using risk free interest rates to project the growth in the contractholders’ underlying investment accounts rather than using an estimate of the actual returns for the underlying equity and bond mutual funds over time.  Risk free growth rates were lower than the market return assumptions at December 31, 2007 which ranged from 5-11% varying by fund type.   The Company believes risk free rates would be used by a hypothetical market participant who is expected to hedge the risk associated with these contracts because they would earn risk free interest returns from hedging instruments. However, the Company’s actual payments will be based on, among other variables, the actual returns that the contractholders’ earn on their underlying investment accounts.

•
$23 million related to assuming implied market volatility as of January 1, 2008 for certain indices where observable in a consistently active market.  The Company believes that a hypothetical market participant would use these market observable implied volatilities rather than use average historical market volatilities.

•
$20 million related to projecting the interest rate used to calculate the reinsured income benefits at the time of annuitization (claim interest rate) using the market implied forward rate curve and volatility as of January 1, 2008.  Claim payments are based on the 7-year Treasury Rate at the time the benefit is elected, and the Company believes that a hypothetical market participant would likely use the above market-implied approach rather than projecting the 7-year Treasury Rate grading from current levels to long-term average levels.

•
$9 million related to using risk free interest rates as of January 1, 2008 to discount the liability.  The Company believes that a hypothetical market participant would use current risk free interest rates for discounting rather than a rate anticipated to be earned on the assets invested to settle the liability.  The impact of using risk free interest rates to discount the liability is significantly less than the impact of using these rates to project the growth in contractholders’ underlying investment accounts because risk free interest rates as of January 1, 2008 are much closer to the discount rate assumption of 5.75% used at December 31, 2007 prior to the adoption of SFAS No. 157.

Assumptions Related to Future Annuitant and Retrocessionaire Behavior - $19 million of the $202 million pre-tax charge, net of estimated receivables for reinsurance, reflects the impact of the Company’s view of a hypothetical market participant’s assumptions for future annuitant and retrocessionaire behavior and primarily reflects incremental risk and profit charges.

The Company’s results of operations related to this business are expected to continue to be volatile in future periods both because underlying assumptions will be based on current market-observable inputs which will likely change each period  and because the recorded liabilities, net of receivables from reinsurers, are higher after adoption of SFAS No. 157.  See Note 7 for additional information.

The Financial Accounting Standards Board (FASB) deferred the effective date of SFAS No. 157 until the first quarter of 2009 for non-financial assets and liabilities (such as intangible assets, property and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment).  The FASB expects to address implementation issues during this delay.  Accordingly, the Company will adopt SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009 and will evaluate the effects of adoption when the FASB provides implementation guidance.

Fair value option.  Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose fair value measurement of many financial instruments, including insurance contracts, with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument.  The adoption of SFAS No. 159 did not impact the Company's consolidated financial statements, as no items were initially elected for fair value measurement.   For financial assets and liabilities acquired in subsequent periods, the Company will determine whether to use the fair value election at the time of acquisition.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

Great-West Healthcare Acquisition.  On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Life and Annuity, Inc. for a cash purchase price of approximately $1.5 billion.  Great-West Healthcare primarily sells administrative service medical plans with stop loss coverage to small and mid-size employer groups.  Great-West Healthcare's offerings also include the following products sold through a variety of funding options: stop loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance. The acquisition, which will be accounted for as a purchase beginning in the second quarter of 2008, was financed through a combination of available cash and the issuance of long-term debt and commercial paper (see Note 11).

The results of Great-West Healthcare will be included in the Company’s consolidated financial statements from the date of acquisition.

Sale of the Brazilian Life Insurance Operations.  On April 29, 2008, the Company completed the sale of its Brazilian life insurance operations.  See Note 3 to the Consolidated Financial Statements in the Company's 2007 Form 10-K for additional information.

NOTE 4 – EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended March 31,
2008
Income from continuing
operations	$55	-	$55
Shares (in thousands):
Weighted average	279,077	-	279,077
Options and restricted stock grants		3,401	3,401
Total shares	279,077	3,401	282,478
EPS	$0.20	$(0.01)	$0.19
2007
Income from continuing
operations	$277	-	$277
Shares (in thousands):
Weighted average	290,370	-	290,370
Options and restricted stock grants		5,982	5,982
Total shares	290,370	5,982	296,352
EPS	$0.95	$(0.02)	$0.93

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company's common stock for the period.

	Three Months
	Ended
	March 31,
(Options in millions)	2008	2007
Antidilutive options	3.7	1.5

The Company held 70,130,685 shares of common stock in Treasury as of March 31, 2008, and 64,096,823 shares as of March 31, 2007.

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

	March 31,	December 31,
(In millions)	2008	2007
Incurred but not yet reported	$850	$786
Reported claims in process	138	145
Other medical expense payable	45	44
Medical claims payable	$1,033	$975

Activity in medical claims payable was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2008	2007
Balance at January 1,	$975	$960
Less: Reinsurance and other
amounts recoverable	258	250
Balance at January 1, net	717	710
Incurred claims related to:
Current year	1,797	6,878
Prior years	(53)	(80)
Total incurred	1,744	6,798
Paid claims related to:
Current year	1,156	6,197
Prior years	526	594
Total paid	1,682	6,791
Ending Balance, net	779	717
Add: Reinsurance and other
amounts recoverable	254	258
Ending Balance	$1,033	$975

Reinsurance and other amounts recoverable reflect amounts due from policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.

For the three months ended March 31, 2008, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $53 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2007. Actual completion factors resulted in a reduction in medical claims payable of $20 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $33 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.

For the year ended December 31, 2007, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $80 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2006.  Actual completion factors resulted in a reduction of the medical claims payable of $46 million or 0.7% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.  Actual medical cost trend resulted in a reduction of the medical claims payable of $34 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.

The favorable impact in 2008 and 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years.  This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to current years.

The corresponding impact of favorable prior year development on net income was not material for the three months ended March 31, 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's net income recognized for the following reasons:

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

The determination of liabilities for Health Care medical claims payable requires the Company to make critical accounting estimates.  See Note 2(O) to the Consolidated Financial Statements in the Company’s 2007 Form 10-K.

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

The determination of liabilities for guaranteed minimum death benefits requires the Company to make critical accounting estimates.  The Company regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company had future policy benefit reserves for guaranteed minimum death benefit contracts of $899 million as of March 31, 2008, and $848 million as of December 31, 2007.  The increase in reserves is due to declines in the equity market driving down the value of the underlying mutual fund investments.

Activity in future policy benefit reserves for these guaranteed minimum death benefits contracts was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2008	2007
Balance at January 1	$848	$862
Less: Reinsurance recoverable	16	17
Balance at January 1, net	832	845
Add: Incurred benefits	60	61
Less: Paid benefits	19	74
Ending Balance, net	873	832
Add: Reinsurance recoverable	26	16
Ending Balance	$899	$848

Benefits paid and incurred are net of ceded amounts.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability.  As discussed below, losses or gains have been recorded in other revenues as a result of the program to reduce equity market exposures.

The following list provides information about the Company’s reserving methodology and assumptions for guaranteed minimum death benefits as of March 31, 2008:

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums.   Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-30% depending on the net amount at risk for each policy and whether surrender charges apply.

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

As of March 31, 2008, the aggregate value of the underlying mutual fund investments was $26.3 billion.  The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 720,000 contractholders had died on that date) was $5.6 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments.

The notional amount of futures contract positions held by the Company at March 31, 2008 was $925 million.  The Company recorded in other revenues pre-tax gains of $42 million for the first three months of 2008, compared with pre-tax losses of $7 million for the first three months of 2007 from futures contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

For further information and details on these contracts and the program adopted to reduce related equity market risk, refer to Note 7 to the Consolidated Financial Statements in the Company’s 2007 Form 10-K.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company carries certain financial instruments at fair value in the financial statements including fixed maturities, equity securities, short-term investments and derivatives.  Other financial instruments are periodically measured at fair value, such as when impaired, or, for commercial mortgage loans, when classified as “held for sale.”

Fair value is defined as the price at which an asset could be exchanged in a current transaction between market participants.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor.

Fair values are based on quoted market prices when available.  When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality (matrix pricing).    In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that management believes a hypothetical market participant would use to determine a current transaction price.  These valuation techniques involve some level of management estimation and judgment which becomes significant with increasingly complex instruments or pricing models.  Where appropriate, adjustments are included to reflect the risk inherent in a particular methodology, model or input used.

The Company's financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by SFAS No. 157.   The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement.  For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).   The levels of the fair value hierarchy are as follows:

•
Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.  Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.

•
Level 2 –  Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument.  Such inputs include market interest rates and volatilities, spreads and yield curves.

•
Level 3 – Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement.  Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

Financial assets and liabilities measured at fair value on a recurring basis

The following table provides information as of March 31, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis.  SFAS No. 157 disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders (see page 16).

(In millions)	Level 1	Level 2	Level 3	Total

Assets at fair value:

Fixed maturities (1)	$29	$11,295	$709	$12,033
Equity securities	5	122	17	144
Sub-total	34	11,417	726	12,177
Short-term investments	-	36		36
GMIB assets (2)	-	-	515	515
Total assets at fair value, excluding separate accounts	$34	$11,453	$1,241	$12,728

Liabilities at fair value:

GMIB liabilities	$-	$-	$965	$965
Other derivatives (3)	-	33	-	33
Total liabilities at fair value	$-	$33	$965	$998

(1)
As of March 31, 2008, fixed maturities includes $416 million of net appreciation required to adjust future policy benefits for certain annuities including $3 million in appreciation from securities classified in Level 3.

(2)
Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a credit of $21 million for the future cost of reinsurance.

(3)	Derivatives other than GMIB assets and liabilities are presented net of $12 million in gross derivative assets.

Level 1 financial assets - $34 million

Given the narrow definition of Level 1 and the Company's investment asset strategy, a relatively small portion of the Company’s investment assets are classified in Level 1. These assets include actively-traded U.S. government bonds and exchange-listed equity securities.   Unadjusted quoted prices for these securities are provided to the Company by independent pricing services.

Level 2 financial assets - $11.5 billion and liabilities - $33 million

Fixed maturities and equity securities. Approximately 94% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities and preferred stocks.  Fair values of fixed maturities and equity securities reported in this category are largely provided by independent pricing services ($8 billion as of March 31, 2008), or are calculated by the Company using a matrix pricing model ($3.5 billion as of March 31, 2008).  Where independent pricing services provide fair values, the Company has obtained an understanding of the methods, models and inputs used in pricing, and has controls in place to validate that amounts provided represent current exit values.

Typical inputs to models used by independent pricing services include but are not limited to benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage and asset-backed securities, inputs may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.  Because many fixed maturities and preferred stocks do not trade daily, independent pricing services regularly derive fair values using recent trades of securities with similar features. When recent trades are not available, pricing models are used to estimate the fair values of securities by discounting future cash flows at estimated market interest rates.

If an independent pricing service is unable to provide the fair value for a security due to insufficient market information such as for a private placement transaction, the Company will determine fair value internally using a matrix pricing model. This model estimates fair value using discounted cash flows at a market yield considering the appropriate treasury rate plus a spread.  The spread is derived by reference to a similar bond or industry grid, and may be adjusted based on specific characteristics of the security, including inputs that are not readily observable in the market.  The

Company assesses the significance of unobservable inputs for each security priced internally and classifies that security in Level 2 only if the unobservable inputs are insignificant.

Short-term investments.  Short-term investments are carried at fair value, which approximates cost.  On a regular basis the Company compares current prices for these securities as published by an independent pricing service to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as swap contracts.  Fair values for these instruments are determined internally using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2008.  The nature and use of these other derivatives are described in Note 10(F) of the Consolidated Financial Statements in the Company’s 2007 Form 10-K.

Level 3 financial assets - $1.2 billion and liabilities - $965 million

The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to guaranteed minimum income benefits in Level 3.

Fixed maturities and equity securities.  $726 million or approximately 6% of fixed maturities and equity securities are classified in Level 3. Of this amount, approximately $504 million represent fixed maturities priced using indicative quotes from independent securities brokers.  Because brokers do not share the specific pricing inputs and methods used to determine these quotes, and because these quotes do not represent a firm commitment to transact at the prices provided, the Company classifies the resulting values as Level 3 measurements. Broker quotes are primarily used to price complex instruments including $384 million of structured securities and $120 million of primarily private corporate bonds.  Level 3 measurements may also include new public securities before there is observable market activity.  The Company expects market observable data will become available for pricing these newly issued securities in the future and therefore, would expect regular transfers out of Level 3 to Level 2. Fair values for the remaining $222 million of fixed maturities and the equity securities classified in Level 3 are derived principally using unobservable inputs as there is little, if any, relevant market data and include:

•	$133 million of predominantly private corporate and structured bonds valued using internally-developed data to determine credit quality; and

•	$89 million of subordinated loans and private equity investments valued at transaction price in the absence of market data indicating the carrying values may not be recoverable.

Guaranteed minimum income benefit contracts.  The Company estimates the fair value of the assets and liabilities for guaranteed minimum income benefit reinsurance contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant and retrocessionaire behavior (including mortality, lapse, annuity election rates and retrocessional credit), as well as risk and profit charges. At adoption of SFAS No. 157, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price for these contracts and recorded a charge to net income as described in Note 2. As certain assumptions used to estimate fair values for these contracts are largely unobservable, the Company classifies assets and liabilities associated with guaranteed minimum income benefits in Level 3 (GMIB assets and GMIB liabilities).

These GMIB assets and liabilities are estimated using a complex internal model run using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business.   Net amounts expected to be paid includes the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization. GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in accounts payable, accrued expenses and other liabilities.  GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in other assets.  Generally, market return, interest rate and volatility assumptions are based on market-observable information.  Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions.   The assumptions used to value these assets and liabilities as of March 31, 2008 are as follows:

•	The market return and discount rate assumptions are based on the market observable LIBOR swap curve.
•
The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms.  That rate was 2.9% at March 31, 2008 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds.

•
The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 53% of underlying mutual fund investments modeled based on other indices (with insufficient market observable data), volatility is based on the average historical level for each index over the past 10 years.  Using this approach volatility ranges from 14 to 32% for equity funds, 3 to 8% for bond funds and 1 to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•
The lapse rate assumption varies by contract from 2%-17% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying annuity contracts.

•
The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, the number of previous opportunities a contractholder has had to elect the benefit and the differing experience by company issuing the underlying variable annuity contracts.  Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%.  For the second annual opportunity to elect the benefit, the assumed probability of election is up to 45%. For each subsequent annual opportunity to elect the benefit, the assumed probability of election is up to 25%.  With respect to the second and subsequent election opportunities, actual data is just beginning to emerge for the Company as well as the industry and the estimates are based on this limited data.

•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
•
The Company has considered adjustments for expenses, nonperformance risk (such as credit risk for retrocessionnaires and the Company), and model risk and believes that a hypothetical market participant would view these adjustments as offsetting.  Therefore the Company determined that no adjustment for these risks was required as of March 31, 2008.

The approach for these assumptions, including market observable reference points, is consistent with that used to estimate the fair values of these contracts at January 1, 2008.  The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by considering how a hypothetical market participant would set assumptions at each valuation date.  Capital markets assumptions are expected to change at each valuation date reflecting current observable market conditions. Other assumptions may also change based on a hypothetical market participant’s view of actual experience as it emerges over time or other relevant and available industry data.   If the emergence of future experience or future assumptions differs from the assumptions used in estimating these assets and liabilities, the resulting impact could be material to the Company’s consolidated results of operations, and in certain situations, could be material to the Company’s financial condition.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the changes in assets and liabilities classified in Level 3 for the first three months of 2008.  This table excludes separate account assets which are discussed on page 16 as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	GMIB Asset	GMIB Liability	GMIB Net
Balance at 1/1/08:	$732	$173	$(313)	$(140)
Gains (losses) included in income:
Effect of adoption of SFAS No. 157	-	244	(446)	(202)
Results of GMIB, excluding adoption effect		125	(227)	(102)
Other	(5)
Total gains (losses) included in income	(5)	369	(673)	(304)
Gains (losses) included in other comprehensive income	(9)	-	-	-
Gains (losses) required to adjust future policy benefits for certain annuities (1)	(18)	-	-	-
Purchases, issuances, settlements	(6)	(27)	21	(6)
Transfers in (out) of Level 3	32	-	-	-
Balance at 3/31/08	$726	$515	$(965)	$(450)
Total gains (losses) included in income attributable to instruments held at the reporting date	$-	$369	$(673)	$(304)

(1)	Amounts do not accrue to shareholders and are not reflected in the Company's revenues.

As noted in the table above, total gains and losses included in income are reflected in the following captions in the Consolidated Statements of Income:

•  realized investment gains (losses) for amounts related to fixed maturities and equity securities.
•  guaranteed minimum income benefits expense for amounts related to GMIB assets and liabilities.

Reclassifications impacting Level 3 financial instruments are reported as transfers in (out) of the Level 3 category as of the beginning of the quarter in which the transfer occurs. Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

The Company provided reinsurance for other insurance companies that offer a guaranteed minimum income benefit, and then retroceded a portion of the risk to other insurance companies.  These arrangements with third party insurers are the instruments still held at the reporting date for GMIB assets and liabilities in the table above.   Because these reinsurance arrangements remain in effect at the reporting date, the Company has reflected the total gain or loss for the period as the total gain or loss included in income attributable to instruments still held at the reporting date.  However, the Company reduces the GMIB assets and liabilities resulting from these reinsurance arrangements when annuitants lapse, die, elect their benefit, or reach the age after which the right to elect their benefit expires.

In the first quarter, losses on the GMIB liabilities and offsetting gains on the GMIB assets were primarily the result of declines in equity markets and risk free interest rates.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are not included in the Company’s revenues and expenses.  As of March 31, 2008 separate account assets were as follows:

(In millions)	Level 1	Level 2	Level 3	Total

Separate account assets:
Guaranteed separate accounts (See Note 14)	$346	$1,604	$-	$1,950
Non-guaranteed separate accounts (1)	1,598	2,632	411	4,641
Total separate account assets	$1,944	$4,236	$411	$6,591

(1)	Non-guaranteed separate accounts include $1.5 billion in assets supporting CIGNA's pension plan, including $353 million classified in Level 3.

Separate account assets in Levels 1 and 2 primarily include:

•	equity securities and corporate and structured bonds priced by independent pricing services as described above,
•	actively-traded institutional and retail mutual fund investments valued by the respective mutual fund companies, and
•	separate accounts managed and priced by an affiliate of the buyer of the retirement benefits business using their daily net asset value which is the exit price.

Separate account assets classified in Level 3 include investments primarily in securities partnerships and real estate generally valued at transaction price in the absence of market data indicating the carrying values may not be recoverable.  Values may be adjusted when evidence is available to support such adjustments.  Evidence may include market data as well as changes in the financial results and condition of the investment.

The following table summarizes the change in separate account assets reported in Level 3 for the first three months of 2008.

(In millions)

Balance at 1/1/08	$403
Policyholder gains (losses) (1)	17
Purchases, issuances, settlements	(7)
Transfers in (out) of Level 3	(2)
Balance at 3/31/08	$411

(1)	Included in this amount are losses of $1 million attributable to instruments still held at the reporting date.

Assets and liabilities measured at fair value on a non-recurring basis

Certain financial assets and liabilities are measured at fair value on a non-recurring basis, such as commercial mortgage loans held for sale.  In the first quarter of 2008, the amount required to adjust these assets and liabilities to their fair value was insignificant.

NOTE 8– INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Fixed maturities	$(26)	$4
Equity securities	-	10
Other investments,
including derivatives	40	7
Realized investment gains
from continuing operations,
before income taxes	14	21
Less income taxes	5	8
Realized investment gains
from continuing operations	9	13
Realized investment gains
from discontinued operations
before income taxes	-	18
Less income taxes	-	6
Realized investment gains
from discontinued operations	-	12
Net realized investment
gains	$9	$25

In 2008 and 2007, realized investment results from continuing operations primarily reflect:

•	gains from other investments on sales of equity interests in real estate limited liability entities in 2008 ($38 million pre-tax) and 2007 ($5 million pre-tax);
•	gains on sales of equity securities in 2007 ($10 million pre-tax);
•	losses on sales of fixed maturities in 2008 ($10 million pre-tax) versus gains in 2007 ($4 million pre-tax); and
•
losses on fixed maturities in 2008 due to asset write downs on securities where the Company no longer has intent to hold until recovery of fair value ($12 million pre-tax) and credit related impairments ($4 million pre-tax).

For the first three months of 2007, realized investment results from discontinued operations reflect gains on the sales of directly-owned real estate properties held for the production of investment income.  Proceeds on these sales have been separately disclosed in the Company’s Consolidated Statement of Cash Flows.

Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equities on the Company’s balance sheet.   These securities are carried at fair value with changes in fair value reported in realized investment gains and interest and dividends reported in net investment income.  The Company elected fair value accounting for certain hybrid securities to simplify accounting and mitigate volatility in results of operations and financial condition.

(In millions)	As of March 31, 2008	As of December 31, 2007
Included in fixed maturities:
Trading securities
(amortized cost $17; $22)	$17	$22
Hybrid securities
(amortized cost $8; $11)	8	11
Total	$25	$33
Included in equity securities:
Hybrid securities
(cost $127; $114)	$122	$110

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Proceeds from sales	$315	$199
Gross gains from sales	$2	$15
Gross losses from sales	$(12)	$(1)

Review of Declines in Fair Value.  Management  reviews  fixed maturities and equity securities  for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	ability and intent to hold until recovery.

Excluding trading and hybrid securities, as of March 31, 2008, fixed maturities with a decline in fair value from cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized Deprec-	Number
(Dollars in millions)	Value	Cost	iation	of Issues
Fixed Maturities:
One year or less:
Investment grade	$2,184	$2,298	$(114)	438
Below investment
grade	$273	$283	$(10)	154
More than one year:
Investment grade	$595	$642	$(47)	222
Below investment
grade	$33	$36	$(3)	10

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase.  There were no equity securities with a significant decline in fair value from cost as of March 31, 2008.

NOTE 9 – REINSURANCE

In addition to the exposures for guaranteed minimum death benefit contracts discussed in Note 6 above and for guaranteed minimum income benefit contracts discussed in Notes 7 and 14, the Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance.  Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses.  Reinsurance does not relieve the originating insurer of liability.  The Company evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.

Retirement benefits business.  The Company had a reinsurance recoverable of $2.0 billion as of March 31, 2008, and $2.1 billion as of December 31, 2007 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer.  This recoverable is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. The Company had a reinsurance recoverable of $4.7 billion at March 31, 2008 and December 31, 2007, from The Lincoln National Life Insurance Company that resulted from the 1998 sale of the Company’s individual life insurance and annuity business through an indemnity reinsurance arrangement.

Workers’ Compensation and Personal Accident Reinsurance.  The Company's Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the London markets and the United States.

The Company purchased retrocessional coverage in these markets to reduce the risk of loss on these contracts.  Disputes involving a number of these reinsurance and retrocessional contracts have been substantially resolved and some of the disputed contracts have been commuted.

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

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2008, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

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

Effects of reinsurance.  In the Company’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Ceded premiums and fees
Individual life insurance
and annuity business sold	$58	$57
Other	59	54
Total	$117	$111
Reinsurance recoveries
Individual life insurance
and annuity business sold	$89	$92
Other	53	34
Total	$142	$126

NOTE 10 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension benefits.  Components of net pension cost were as follows:

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Service cost	$18	$19
Interest cost	61	58
Expected return on plan assets	(59)	(52)
Amortization of:
Net loss from past experience	14	31
Prior service cost	(2)	-
Net pension cost	$32	$56

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Service cost	$1	$1
Interest cost	6	6
Amortization of:
Net gain from past experience	(2)	(1)
Prior service cost	(4)	(4)
Net other postretirement
benefit cost	$1	$2

NOTE 11 – DEBT

	March 31,	December 31,
(In millions)	2008	2007
Short-term:
Commercial paper	$250	$-
Current maturities of long-term debt	1	3
Total short-term debt	$251	$3
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	14	14
Total long-term debt	$2,090	$1,790

Under a universal shelf registration statement filed with the Securities and Exchange Commission (SEC), the Company issued $300 million of Notes on March 4, 2008, bearing interest at the rate of 6.35% per year, which is payable on March 15 and September 15 of each year beginning September 15, 2008.  The Notes will mature on March 15, 2018.

The Company may redeem the Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or

•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 40 basis points.

On March 14, 2008, the Company entered into a new commercial paper program.  Under the program, the Company is authorized to sell from time to time short-term  unsecured commercial paper notes up to a maximum of $500 million.  The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the program, the Company may use the Credit Agreement for funding. As of March 31, 2008, the Company had $250 million in commercial paper outstanding, at a weighted average interest rate of 3.14%, used in large part to finance the Great-West Healthcare acquisition.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for certain annuities.

Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Three Months Ended March 31,
2008
Net unrealized depreciation, securities:
Net unrealized depreciation on
securities arising during the year	$(30)	$11	$(19)
Plus: reclassification adjustment for
losses included in net income	26	(9)	17
Net unrealized depreciation, securities	$(4)	$2	$(2)
Net unrealized depreciation,
derivatives	$(12)	$4	$(8)
Net translation of foreign
currencies	$(8)	$2	$(6)
Postretirement benefits liability
adjustment:
Reclassification adjustment for
amortization of net losses from past
experience and prior service costs	$6	$(3)	$3
2007
Net unrealized depreciation, securities:
Implementation effect of
SFAS No. 155	$(18)	$6	$(12)
Net unrealized appreciation on
securities arising during the year	4	(1)	3
Less: reclassification adjustment for
gains included in net income	(14)	5	(9)
Net unrealized depreciation, securities	$(28)	$10	$(18)
Net unrealized depreciation,
derivatives	$(1)	$-	$(1)
Net translation of foreign
currencies	$(1)	$1	$-
Postretirement benefits liability
adjustment:
Reclassification adjustment for
amortization of net losses from past
experience and prior service costs	$26	$(9)	$17

NOTE 13 – SEGMENT INFORMATION

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

Summarized segment financial information was as follows:

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Premiums and fees, mail order pharmacy
revenues and other revenues
Health Care	$3,064	$3,006
Disability and Life	661	610
International	475	415
Run-off Reinsurance	57	7
Other Operations	46	47
Corporate	(13)	(12)
Total	$4,290	$4,073
Income (loss) from continuing operations
Health Care	$114	$168
Disability and Life	68	60
International	52	38
Run-off Reinsurance	(189)	1
Other Operations	22	23
Corporate	(21)	(26)
Segment earnings	46	264
Realized investment gains,
net of taxes	9	13
Income from
continuing operations	$55	$277

NOTE 14 – CONTINGENCIES AND OTHER MATTERS

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Financial Guarantees Primarily Associated with the Sold Retirement Benefits Business

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. The Company records separate account liabilities equal to separate account assets.  In certain cases, primarily associated with the sold retirement benefits business (which was sold in April 2004), the Company guarantees a minimum level of benefits for retirement and insurance contracts, written in separate accounts.  The Company establishes an additional liability if management believes that the Company will be required to make a payment under these guarantees.

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of March 31, 2008, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.9 billion as of March 31, 2008.  As of March 31, 2008, approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of March 31, 2008.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the SFAS No. 157 fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

Other Financial Guarantees

Guaranteed minimum income benefit contracts.  The Company's reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies.  A contractholder can elect the guaranteed minimum income benefit within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company’s exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy’s current account value.  At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing insurance company.

In periods of declining equity markets or declining interest rates, the Company’s liabilities for guaranteed minimum income benefits increase.

Conversely, in periods of rising equity markets and rising interest rates, the Company’s liabilities for these benefits decrease.

The Company estimates the fair value of the assets and liabilities associated with these contracts using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, and risk and profit charges.  Assumptions were updated effective January 1, 2008 to reflect the requirements of SFAS No. 157.  See Note 7 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined.

The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits.  Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2008 through 2014); and
•	All underlying mutual fund investment values remained at the March 31, 2008 value of $2.2 billion with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.3 billion before reinsurance recoveries.  The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.  The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts.  The Company bears the risk of loss if its retrocessionnaires do not meet their reinsurance obligations to the Company.

Certain other guarantees.  The Company had indemnification obligations to lenders of up to $201 million as of March 31, 2008 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the second quarter of 2008 through 2017.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of March 31, 2008.

To enhance investment returns, the Company guaranteed principal payments for issuers of investment grade corporate debt by entering into Dow Jones indexed credit default swaps with a notional amount of $50 million as of March 31, 2008.  The principal guarantee exposure is spread equally across 125 debt issuers.  Under these contracts, the Company receives periodic fees to provide future payment if an issuer of an underlying corporate bond defaults on scheduled payments or files for bankruptcy through 2013.  If a default or bankruptcy occurs, the Company will make payment for its portion of par value of the underlying corporate bond and may subsequently sell or hold that bond as an invested asset.  The Company has recorded an asset of less than $1 million for the fair value of these indexed credit default swaps as of March 31, 2008.

As of March 31, 2008, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  The Company had no additional liabilities for these guarantees as of March 31, 2008.

The Company had indemnification obligations as of March 31, 2008 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of March 31, 2008.

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

•	changes in Employee Retirement Income Security Act (ERISA) regulations resulting in increased administrative burdens and costs;
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

Concentration of risk.  South Korea represents the single largest geographic market for the Company’s international businesses.  As of March 31, 2008, South Korea generated 31%

of International’s revenues and 36% of its segment earnings.  Due to the concentration of business in this region, the Company’s International business in South Korea could be exposed to potential losses resulting from adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on the Company’s consolidated results.

Litigation and Other Legal Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS examinations, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs.  An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages.  The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur.  The Company believes that it has valid defenses to the legal matters pending against it, is defending itself vigorously and has recorded accruals determined in accordance with GAAP.  Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

Managed care litigation.  On April 7, 2000, several pending actions were consolidated in the United States District Court for the Southern District of Florida in a multi-district litigation proceeding captioned In re Managed Care Litigation.  The consolidated cases include Shane v. Humana, Inc., et. al. (The Company’s subsidiaries added as defendants in August 2000), Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), Kaiser and Corrigan v. CIGNA Corporation, et. al. (class of health care providers certified on March 29, 2001) and Amer. Dental Ass’n v. CIGNA Corp., et. al. (a putative class of dental providers).

In 2004, the Court approved a settlement agreement between the physician class and the Company.  A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration.  Separately, in April 2005, the Court approved a settlement between the Company and a class of non-physician health care providers.  Only the Amer. Dental Ass’n case remains unresolved.  The Company intends to file a renewed motion to dismiss the case.

In the fourth quarter of 2006, pursuant to a settlement, the Company received a $22 million pre-tax ($14 million after-tax) insurance recovery related to this litigation.  In the first quarter of 2007, the Company received an additional $5 million pre-tax ($3 million after-tax) insurance recovery related to this litigation.  The Company is pursuing recovery from two additional insurers.   In one of those cases, the court ruled on March 19, 2008 that the Company is not entitled to insurance recoveries.  The Company has appealed that decision.

Broker compensation. Beginning in 2004, the Company, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation relating to their investigations of insurance broker compensation.  The Company received a subpoena from the U.S. Attorney’s Office for the Southern District of California in October 2005 and the San Diego District Attorney in March 2006 and has provided information to them about a broker, Universal Life Resources (ULR).  On June 6, 2007, the Company received a letter from the San Diego District Attorney, detailing its potential claims and penalties against the Company subsidiaries, and outlining potential civil litigation.  On March 5, 2008, the District Attorney advised that it will take no enforcement action against the Company.  In addition, in January 2006, the Company received a subpoena from the U.S. Department of Labor and is providing information to that Office about another broker.  The Company is cooperating with the inquiries and investigations.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et. al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including the Company and several other insurance holding companies) failed to disclose compensation paid to ULR and that, in return for the compensation, ULR steered clients to defendants.  The plaintiff sought injunctive relief only.  On July 9, 2007, the parties to this lawsuit entered into a non-monetary settlement in which some of the Company’s subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement did not resolve the regulator’s claim for recovery of attorneys’ fees and costs.  On March 5, 2008 the Superior Court for the State of California denied the regulator’s claim for attorneys’ fees and costs.  The regulator has until May 5, 2008 to appeal.

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

Amara cash balance pension plan litigation.  On December 18, 2001, Janice Amara filed a purported class action lawsuit, now captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. CIGNA Corporation and CIGNA Pension Plan, in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  The plaintiffs were granted class certification on December 20, 2002, and seek equitable relief.  A non-jury trial began on September 11-15, 2006.  Due to the court’s schedule, the proceedings were adjourned and the trial was completed on January 25, 2007.  On February 15, 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims and finding in favor of the plaintiffs on many aspects of the disclosure claims.  The court ordered the parties to file briefs on remedies, if any, to be awarded to the plaintiff on the claims on which plaintiff prevailed. Plaintiffs filed their brief on March 17, 2008.  The Company filed its reply brief on April 16, 2008 and plaintiffs filed a reply on April 25, 2008.  Oral argument was held on April 30, 2008.  The Company will continue to vigorously defend itself in this case.

Boon Insurance Agency.  On February 14, 2007, the Boon Insurance Agency and an affiliated company filed a complaint in Texas state court against two CIGNA subsidiaries and a co-defendant alleging breach of contract and fraudulent inducement in regard to several agreements with plaintiffs in connection with the marketing, production and servicing of voluntary health insurance policies.  Plaintiffs seek compensatory damages, punitive damages and declaratory relief against the Company.  Discovery is ongoing, and is scheduled to be completed by June 23, 2008.  The case is set for jury trial on September 22, 2008.  Most recently, on April 18, 2008, the parties participated in a mediation in an attempt to resolve the matter.  These discussions remain ongoing.

Katz Patent Litigation. On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (RAKTL) filed a lawsuit in the United States District Court for the District of Delaware against numerous defendants, including the Company and certain affiliates, alleging that defendants infringed on RAKTL’s automated call processing patents.  The lawsuit was transferred to a multi-district litigation proceeding in United States District Court for the Central District of California.  Plaintiff seeks a declaration of infringement, royalties and injunctive relief, and claims treble damages and attorneys fees for alleged willful infringement.  The Company denies the allegations and will vigorously defend itself in this case.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect the Company.  Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2008”).  Actual results may differ from the Company’s predictions.  Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on page 46.  The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing.  Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of March 31, 2008, compared with December 31, 2007, and its results of operations for the three months ended March 31, 2008 compared with the same period last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s 2007 Form 10-K, to which the reader is directed for additional information.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Certain reclassifications have been made to prior period amounts to conform to the presentation of 2008 amounts.

Overview

The Company constitutes one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace.  In addition, the Company has an international operation that offers life, accident and supplemental health insurance products and international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a run-off reinsurance operation. The Company generates revenues, net income and cash flow from operations by:

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

The Company is continuing to improve the performance of and profitably grow its businesses and manage the risks associated with the run-off reinsurance operations.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Premiums and fees	$3,851	$3,708
Net investment income	265	280
Mail order pharmacy revenues	296	271
Other revenues	143	94
Realized investment
gains	14	21
Total revenues	4,569	4,374
Benefits and expenses	4,496	3,961
Income from continuing
operations before taxes	73	413
Income taxes	18	136
Income from continuing
operations	55	277
Income from discontinued
operations, net of taxes	3	12
Net income	$58	$289
Realized investment gains,
net of taxes	$9	$13

Special Items

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and income from continuing operations, discussed below are special items, which management believes are not representative of the underlying results of  operations.

For the first three months of 2008, special items consisted of charges related to litigation matters in the Health Care segment of $37 million pre-tax ($24 million after-tax).  There were no special items for the first three months of 2007.

Overview of March 31, 2008 Results of Operations

Income from continuing operations for the first three months of 2008, compared with the first three months of 2007 decreased, primarily reflecting lower results in the Run-off Reinsurance segment resulting from charges related to the guaranteed minimum income benefits (GMIB) business, including the effect of adopting SFAS No. 157 (see page 30) and lower earnings in the Health Care Segment (see page 32), partially offset by higher earnings in the Disability and Life (see page 36) and International (see page 37) segments.

The effective consolidated tax rate was 25% for the first three months of 2008, compared with 33% for the first three months of 2007.  The decrease in the effective tax rate is due to calculating tax benefits associated with the Run-off Reinsurance segment on a discrete basis at the statutory rate because of the inability to estimate the full year 2008 impact of applying SFAS No. 157.

Outlook for 2008

The Company expects full year 2008 income from continuing operations, excluding realized investment results, the results of the guaranteed minimum income benefits (GMIB) business and special items, to be modestly higher than the comparable 2007 amount due to earnings growth in the Health Care, Disability and Life and International segments, primarily offset by lower earnings in the Run-off Reinsurance segment. The GMIB business includes the impact of adopting SFAS No. 157 effective January 1, 2008 (see Note 2 to the Consolidated Financial Statements).  The Company’s outlook is subject to the factors cited in the Cautionary Statement on page 46.

Management is not able to estimate 2008 income from continuing operations under generally accepted accounting principles because it includes realized investment gains (losses), the results of the GMIB business and special items. Information is not available for management to reasonably estimate future realized investment gains (losses), the results of the GMIB business under a new accounting standard (see Note 2 to the Consolidated Financial Statements) or special items due, in part, to interest rate and stock market volatility and other internal and external factors.

Revenues

Total revenue increased by 4% for the first three months of 2008, compared with the first three months of 2007.  Changes in the components of total revenue are described more fully below.

Premiums and Fees

Premiums and fees increased 4% for the first three months of 2008, compared with the first three months of 2007 reflecting growth and rate increases in the Health Care and International segments as well as growth in the Disability and Life segment.  See individual segment discussions for additional detail and drivers.

Net Investment Income

Net investment income for the first three months of 2008, compared with the first three months of 2007 decreased 5% primarily due to lower yields due to lower interest rates and lower income on security partnerships, partly offset by the impact of higher assets due to a build-up of short-term investments to finance the Great-West Healthcare acquisition.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues for the first three months of 2008, compared with the first three months of 2007 increased 9% due to increased script volume and rate increases.

Other Revenues

Other revenues increased 52% primarily reflecting gains from futures contracts associated with guaranteed minimum death benefit contracts (see page 38) of $42 million pre-tax for the first three months of 2008, compared with losses of $7 million pre-tax for the first three months of 2007.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate or different estimates that could have been selected could have a material impact on the Company's consolidated results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company's Board of Directors.

The Company's most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the Company's 2007 Form 10-K beginning on page 42 and are as follows:

•	future policy benefits – guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	accounts payable, accrued expenses and other liabilities, and other assets – guaranteed minimum income benefits
•	reinsurance recoverables for Run-off Reinsurance;
•	accounts payable, accrued expenses and other liabilities – pension liabilities; and
•	investments – fixed maturities.

The Company regularly evaluates items which may impact critical accounting estimates.  During the first three months of 2008, the Company updated the following critical accounting estimates:

Accounts Payable, Accrued Expenses and Other Liabilities, and Other Assets – Guaranteed Minimum Income Benefits.

As detailed in Note 2 to the Consolidated Financial Statements, during the first quarter of 2008, the Company updated certain assumptions related to guaranteed minimum income benefit contracts to comply with a new accounting pronouncement, SFAS No. 157, “Fair Value Measurements.”  After the adoption of SFAS No. 157, the Company’s results of operations are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market–observable inputs at the close of each reporting period including risk free interest rates and market implied volatilities.  Accordingly, the Company has updated the “Effect if Different Assumptions Used” section of Critical Accounting Estimates as described on page 45 of the Company’s Form 2007 10-K.

With the adoption of SFAS No. 157, the Company considers the various assumptions used to estimate fair values of assets and liabilities associated with these contracts in two categories.  The first group of assumptions consists of future annuitant and retrocessionaire behavior including annuity election rates, lapse rates, and mortality rates, retrocessionnaire credit risk, as well as risk and profit charges.  The Company estimates a hypothetical market participant’s view of these assumptions considering the actual and expected experience of the Company and other relevant and available industry resources.  If an unfavorable change were to occur in these assumptions, the approximate after-tax decrease in the Company's net income, net of estimated amounts recoverable, would be as follows:

•	10% decrease in mortality - $2 million
•	10% increase in annuity election rates - $5 million
•	10% decrease in lapse rates - $5 million
•	10% decrease in amounts recoverable from reinsurers (credit risk) - $35 million
•	10% increase to the risk and profit charge - $2 million

The second group of assumptions used to estimate these fair values consists of capital markets inputs including market returns and discount rates, claim interest rates and market volatility.  If the following unfavorable changes were to occur, the approximate after-tax decrease in net income, net of estimated amounts recoverable would be as follows:

•	50 basis point decrease in risk free interest rates (LIBOR swap curve) used for projecting market returns and discounting - $15 million
•	50 basis point decrease in interest rates used for projecting claim exposure (7 year Treasury rates) - $30 million
•	20% increase in implied market volatility - $10 million

In addition, if annuitants’ account values as of March 31, 2008 declined by 10% due to the performance of the underlying equity and bond mutual fund investments, the approximate after-tax decrease in net income, net of estimated amounts recoverable, would be approximately $50 million.

These estimated impacts due to unfavorable changes could vary from quarter to quarter depending on the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.  The valuation process and assumptions at March 31, 2008 are described in Note 7 to the Financial Statements.

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

For the three months ended March 31, 2008, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $53 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2007.  Actual completion factors resulted in a reduction in medical claims payable of $20 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.  Actual medical cost trend resulted in a reduction in medical claims payable of $33 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.

For the year ended December 31, 2007, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $80 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2006.  Actual completion factors resulted in a reduction of the medical claims payable of $46 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.  Actual medical cost trend resulted in a reduction of the medical claims payable of $34 million, or  0.6% of the current year incurred claims as reported for the year ended December 31, 2006 for the insured book of business.

The favorable impact in 2008 and 2007 relating to completion factors and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years.  This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to current years.

The corresponding impact of favorable prior year development on net income was not material for the first three months ended March 31, 2008.

See Note 5 to the Consolidated Financial Statements for additional information.

Summary

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

The company measures the operating effectiveness of the Health Care segment using the following key factors:

•	segment earnings;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical cost ratio) in the guaranteed cost business.

Results of Operations

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Premiums and fees	$2,704	$2,675
Net investment income	47	54
Mail order pharmacy revenues	296	271
Other revenues	64	60
Segment revenues	3,111	3,060
Mail order pharmacy cost
of goods sold	239	219
Benefits and other expenses	2,696	2,581
Benefits and expenses	2,935	2,800
Income before taxes	176	260
Income taxes	62	92
Segment earnings	$114	$168
Realized investment gains,
net of taxes	$9	$8
Special item (after-tax)
included in segment earnings:
Charge related to litigation matters	$(24)	$-

Health Care segment earnings for the first three months of 2008 included:

•	$4 million after-tax for integration costs related to the Great-West Healthcare acquisition;
•	$4 million after-tax of incremental medical costs related to higher than expected upper respiratory inpatient claims; and
•	$7 million after-tax related to an adjustment to a large experience-rated life and non-medical account in run-out.

These items had a combined unfavorable impact of $15 million after-tax.

Excluding these items as well as the special item noted in the table above, segment earnings were lower compared to the same period last year reflecting:

•	lower medical margins in the experience-rated business as well as higher operating expenses, partially offset by higher specialty contribution due to increased penetration;
•	lower membership in the guaranteed cost business, partially offset by strong performance in the voluntary business;
•	lower service earnings due to higher operating expenses primarily reflecting investments in information technology to support infrastructure and strategic growth, partially offset by increased membership and fee yield; and
•	higher other non-medical earnings resulting from an improved medical cost ratio in the Medicare Part D business and strong performance in the direct specialty business.

Revenues

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Medical:
Commercial HMO[1]	$395	$631
Open Access / Other
Guaranteed Cost[2]	495	372
Voluntary/limited benefits	50	38
Total guaranteed cost	940	1,041
Experience-rated medical[3]	493	428
Dental	199	192
Medicare	95	88
Medicare Part D	103	94
Other Medical[4]	289	262
Total medical	2,119	2,105
Life and other non-medical	36	69
Total premiums	2,155	2,174
Fees[5]	549	501
Total premiums and fees	$2,704	$2,675

1 Premiums and/or fees associated with certain specialty products are also included.
2 Includes premiums associated with other risk-related products primarily open access products.
3 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees.  Also, includes certain non-participating cases for which special customer level reporting of experience is required.
4Other medical premiums include risk revenue for stop-loss and specialty products.
5Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $24 million for the first three months of 2008 and $13 million for the first three months of 2007.

Premiums and fees increased by 1% for the first three months of 2008, compared with the same period of 2007, primarily reflecting:

•	increases in the experience-rated business due to membership growth and rate increases;
•	higher other medical premium due to increased penetration and rate increases in specialty business; and
·	higher administrative service fees due to increased membership.

These factors were partially offset by a decrease in the guaranteed cost business due to membership declines largely in commercial HMO business.

Net investment income decreased 13% for the three months of 2008, compared with the three months of 2007 primarily due to lower yields due to lower interest rates and lower income on security partnerships.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Medical claims expense	$1,744	$1,719
Mail order pharmacy
cost of goods sold	239	219
Other benefit expenses	49	64
Other operating expenses	903	798
Total benefits and expenses	$2,935	$2,800

Medical claims expense increased 1% for the first three months of 2008 compared with the same period in 2007 due to higher flu-related medical claims.

Other operating expenses include expenses related to:

•	both retail and mail order pharmacy;
•	disease management;
•	voluntary and limited benefits;
•	Medicare claims administration businesses; and
•	integration costs associated with Great-West Healthcare.

Excluding these items, other operating expenses increased for the first three months of 2008, compared with the same period last year, primarily reflecting membership growth of 5% and higher spending on information technology supporting our growth strategies, which was partially offset by expense initiatives.

Other Items Affecting Health Care Results

Acquisition

On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Life and Annuity, Inc. for a cash purchase price of approximately $1.5 billion.  Great-West Healthcare primarily sells administrative service medical plans with stop loss coverage to small and mid-size employer groups.  Great-West Healthcare's offerings also include the following products sold through a variety of funding options: stop loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance. The acquisition, which will be accounted for as a purchase beginning in the second quarter of 2008, was financed through a combination of parent company cash and the issuance of long-term debt and commercial paper (see Note 11 to the Consolidated Financial Statements).

The results of Great-West Healthcare will be included in the Company’s consolidated financial statements from the date of acquisition.

Medical Membership

The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims.  As of March 31, estimated medical membership was as follows:

(In thousands)	2008	2007
Guaranteed cost:
Commercial HMO	411	670
Medicare	33	32
Open access / Other guaranteed cost[1]	534	458
Total guaranteed cost excluding
voluntary/limited benefits	978	1,160
Voluntary/limited benefits	205	174
Total guaranteed cost	1,183	1,334
Experience-rated[2]	912	863
Service[3]	8,279	7,633
Total medical membership	10,374	9,830

1 Includes membership associated with other risk-related products, primarily open access products.
2 Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.
3 Includes approximately 327 thousand members related to Sagamore Health Network, which was acquired on August 1, 2007.

For the first three months of 2008, membership increased 6% compared to the same period in 2007, reflecting growth in the experience-rated and service businesses, partially offset by lower membership in the guaranteed cost business.

Operational Improvement Initiatives

The Company continues to devote its efforts to becoming the leading health service organization.  As such, the Company is focused on several initiatives including developing and enhancing a consumer focused service model.  This effort is expected to require significant investments over the next 3-5 years.  These investments are expected to enable the Company to grow its membership and to improve operational effectiveness and profitability by developing innovative products and services that promote consumer engagement at a competitive cost.  Executing on these operational improvement initiatives is critical to attaining a leadership position in the health care marketplace.

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

Underwriting and pricing products effectively.  One of the Company’s key priorities is to achieve strong profitability in a competitive health care market.  The Company is focused on effectively managing pricing and underwriting decisions at both the case and overall book of business level, particularly for the guaranteed cost and experience-rated businesses.

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

The Company is focused on segment expansion most notably in the voluntary, individual and small employer (less than 200 employees) and senior segments.  As part of its effort to achieve these objectives, in April 2008, the Company completed its acquisition of Great-West Healthcare of Denver, Colorado. This acquisition will enable the Company to broaden its distribution reach and provider network, particularly in the western regions of the United States, and expand the range of health benefits and products it offers.

Effectively managing medical costs.  The Company operates under a centralized medical management model, which helps facilitate consistent levels of care for its members and reduces infrastructure expenses.

The Company is focused on continuing to effectively manage medical utilization and unit costs.  To help achieve this, the Company continues to focus on renegotiating contracts with providers and certain facilities to limit increases in medical reimbursement costs.  In addition, the Company seeks to strengthen its network position in selected markets. For example, in 2007 the Company acquired Sagamore Health Network, Inc. in Indiana. Sagamore provides access to an extensive preferred provider network and offers access to a broad range of utilization review and case management services to health claim payer organizations, self-insured employers and third-party administrators.

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

Maintaining and upgrading information technology systems.  The Company’s current business model and long-term strategy require effective and reliable information technology systems.  The Company’s current systems architecture will require continuing investment to meet the challenges of increasing consumer demands from both our existing and emerging customer base to support its business growth and strategies, improve its competitive position and provide appropriate levels of service to consumers.  The Company is focused on providing these enhanced strategic capabilities in response to increasing consumer expectations, while continuing to provide a consistent, high quality consumer service experience with respect to the Company’s current programs.  Further integration of the Company’s multiple administrative and customer facing platforms is required to support the Company's internal needs and growth strategies, and to ensure reliable, efficient and effective customer service both in today’s employer focused model as well as in a consumer directed model.  The Company’s ability to effectively deploy capital to make these investments will influence the timing and the impact these initiatives will have on its operations.

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

Key factors for this segment are:

•	premium growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums (expense ratio).

Results of Operations

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Premiums and fees	$631	$577
Net investment income	64	69
Other revenues	30	33
Segment revenues	725	679
Benefits and expenses	629	596
Income before taxes	96	83
Income taxes	28	23
Segment earnings	$68	$60
Realized investment gains
(losses), net of taxes	$(2)	$2

Segment earnings increased 13% for the first three months of 2008, compared with the same period last year reflecting:

•	the favorable impact of reserve studies of $3 million after-tax;
•	favorable claims experience in the Disability insurance business primarily attributable to strong disability management; and
•	effective operating expense management.

These factors were partially offset by unfavorable claims experience in the life and accident insurance business, as well as lower net investment income primarily due to lower average assets and lower average yields.

Revenues

Premiums and fees increased 9% for the first three months of 2008 compared to the same period last year, reflecting new sales growth and strong customer retention.

Benefits and Expenses

Benefits and expenses increased 6% for the first three months of 2008, compared with the same period last year reflecting overall business growth partially offset by lower loss and expense ratios.  The lower loss ratio was driven by favorable claims experience in the disability business and the net favorable impact of reserve studies of $5 million pre-tax.  This impact was partially offset by higher average size of claims in the life and accident businesses.  The lower expense ratio was driven by strong operating expense management.

International Segment

Segment Description

The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.

The key factors for this segment are:

•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	operating expense as a percentage of earned premium (expense ratio).

Results of Operations

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Premiums and fees	$472	$414
Net investment income	20	20
Other revenues	3	1
Segment revenues	495	435
Benefits and expenses	415	376
Income before taxes	80	59
Income taxes	28	21
Segment earnings	$52	$38

International segment earnings increased 37% for the first three months of 2008, compared to the same period last year, reflecting substantial growth in the life, accident and supplemental health insurance business, and the expatriate employee benefits business as well as continued competitively strong margins.

Revenues

Premiums and fees.  The increase in premiums and fees of 14% for the first three months of 2008 was primarily attributable to new sales growth in the life, accident and supplemental health insurance operations, particularly in South Korea, and membership growth in the expatriate employee benefits business.  These increases also reflect appropriate renewal pricing on existing business.

Premiums and fees, excluding the effect of foreign currency changes, were $464 million for the first three months of 2008, and $400 million for the first three months of 2007.

Benefits and Expenses

Benefits and expenses increased 10% for the first three months of 2008, primarily due to business growth in all lines of business.  While benefits and expenses have increased, loss ratios and expense ratios have decreased for the first three months of 2008, compared to the first three months of 2007, in the life accident and supplemental health and expatriate benefits businesses.

Other Items Affecting International Results

South Korea represents the single largest geographic market for the Company’s international businesses.  As of March 31, 2008, South Korea generated 31% of International’s revenues and 36% of its segment earnings.  Due to the concentration of business in this region, the Company’s International business in South Korea could be exposed to potential losses resulting from adverse consumer credit conditions and geopolitical and economic conditions in that country, which could have a significant impact on the Company’s consolidated results.

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

The determination of liabilities for GMDB requires the Company to make critical accounting estimates.  The Company describes the assumptions used to develop the reserves for these death benefits and provides the effects of hypothetical changes in those assumptions on page 43 of the Company’s 2007 Form 10-K.

See Note 6 to the Consolidated Financial Statements for additional information about these assumptions and the reserve balances.

Guaranteed Minimum Income Benefits

The Company also reinsured a guaranteed minimum income benefit (GMIB) under certain variable annuities issued by other insurance companies.  All reinsured GMIB policies also have a GMDB benefit that the Company reinsured.  The Company has equity and other market exposures as a result of this product.

The determination of liabilities for GMIB requires the Company to make critical accounting estimates.  The Company has updated these assumptions and the effects of hypothetical changes in those assumptions in connection with the implementation of SFAS No. 157.  See page 30 for additional information.

See Notes 7 and 14 to the Consolidated Financial Statements for additional information about these assumptions and the liability balances.

Workers’ Compensation and Personal Accident Reinsurance Products

The Company’s Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the London market and the United States.  In addition, the Company purchased retrocessional coverage in these markets to reduce the risk of loss on these contracts.  Disputes involving a number of these reinsurance and retrocessional contracts have been substantially resolved and some of the disputed contracts have been commuted.

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

Segment Summary

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2008, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Results of Operations

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Premiums and fees	$16	$15
Net investment income	22	24
Other revenues	41	(8)
Segment revenues	79	31
Benefits and expenses	375	38
Loss before income
tax benefits	(296)	(7)
Income tax benefits	(107)	(8)
Segment earnings (loss)	$(189)	$1
Realized investment gains,
net of taxes	$2	$2
Results of GMIB business (after-tax)
included in segment earnings (loss):
Charge on adoption of SFAS
No. 157 for guaranteed minimum
income benefit contracts	$(131)	$-
Results of GMIB business
excluding charge on adoption	$(64)	$(15)

Excluding the charge on adoption of SFAS No. 157 (see Note 2 to the Consolidated Financial Statements) and results of the GMIB business, segment earnings for Run-off Reinsurance for the first three months of 2008, compared with the same period last year, reflect the less favorable impact of settlements and commutations related to personal accident and workers’ compensation lines of business.

Other Revenues

The Company maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts.   Other revenues included pre-tax gains from futures contracts of $42 million for the first three months of 2008, compared with pre-tax losses of $7 million for the first three months of 2007.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.  The notional amount of the futures contract positions held by the Company at March 31, 2008 related to this program was $925 million.

Benefits and Expenses

Included in benefits and expenses is a pre-tax charge of $202 million for the adoption of SFAS No. 157, which is discussed further in Note 2 to the Consolidated Financial Statements.  The GMIB business generated additional pre-tax expenses of $102 million for the three months of 2008, primarily due to declines in risk free interest rates and decreases in account values of the underlying mutual funds.

The GMIB liability and related asset are calculated using a complex internal model and assumptions from the viewpoint of a hypothetical market participant.  This resulting liability (and related asset) is higher than the Company believes will  ultimately be required primarily because risk free interest rates are used to project growth in account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant.  The Company’s payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected.  The Company does not believe that current risk free interest rates reflect actual growth expected for the underlying mutual funds over that timeframe, and therefore believes that the recorded liability and related asset are in excess of what will ultimately be required as this business runs off.

Other Operations Segment

Segment Description

Other Operations consist of:

•	non-leveraged and leveraged corporate–owned life insurance (COLI);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.

Results of Operations

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Premiums and fees	$28	$27
Net investment income	104	107
Other revenues	18	20
Segment revenues	150	154
Benefits and expenses	117	120
Income before taxes	33	34
Income taxes	11	11
Segment earnings	$22	$23
Realized investment gains,
net of taxes	$-	$1

Segment earnings for Other Operations for the first three months of 2008 were comparable to the first three months of 2007, reflecting solid performance in the COLI business, partially offset by the continuing decline in deferred gain amortization associated with sold businesses.

Corporate

Description

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.

FINANCIAL SUMMARY	Three Months
	Ended
	March 31,
(In millions)	2008	2007
Segment loss	$(21)	$(26)

Corporate results for the first three months of 2008, compared with the first three months of 2007, primarily reflect lower directors’ expenses due to reduced deferred compensation obligations caused by a decline in the Company’s stock price.

DISCONTINUED OPERATIONS

Discontinued operations for the three months ended March 31, 2008 represented $3 million after-tax from the settlement of certain issues related to a past divestiture.  Discontinued operations for the three months ended March 31, 2007 represent realized gains of $12 million after-tax from the disposition of certain directly-owned real estate investments.

INDUSTRY DEVELOPMENTS AND OTHER MATTERS

The industry is under continuing review by government agencies and regulators with respect to payment practices.  On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix – a system used to calculate payments for services provided by out-of-network providers.  The Company has received  subpoenas from the New York Attorney General’s office in connection with this investigation and intends to fully cooperate and respond appropriately.  The Company is also a defendant in a putative class action brought on behalf of members asserting that due to the use of Ingenix data, the Company improperly underpaid claims.  The Company denies the allegations and will vigorously defend itself in the case.

In addition to the above referenced development, there are certain other matters that present significant uncertainty, which could result in a material adverse impact on consolidated results of operations.  See Note 14 in the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company maintains liquidity at two levels:  the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•  claim and benefit payments to policyholders; and
•  operating expense requirements, primarily for employee compensation and benefits.

The Company’s subsidiaries normally meet their operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities; and
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities.

The Company’s subsidiaries generate most of the cash flow from operating activities.  They typically invest those cash flows in fixed income securities with a duration that matches the liabilities.

Liquidity requirements at the parent level generally consist of:

•   debt service and dividend payments to shareholders; and
•   pension plan funding.

The parent normally meets its liquidity requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	collecting dividends from its subsidiaries; and
•	using proceeds from issuance of debt and equity securities.

Cash flows for the three months ended March 31, 2008 were as follows:

(In millions)	2008	2007
Operating activities	$352	$378
Investing activities	$(163)	$(151)
Financing activities	$690	$(30)

Cash flow from operating activities consists of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with the Company’s program to manage equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

Because certain income and expense transactions do not generate cash, and because cash transactions related to revenue and expenses may occur in periods different from when those revenues and expenses are recognized in net income, cash flow from operating activities can be significantly different from net income.  The Company assesses cash flows from operating activities by comparing it with adjusted income from operations, which is defined as income from continuing operations excluding the results of GMIB and special items, and further adjusted to exclude pre-tax realized investment results and depreciation and amortization charges.

Cash flows from investing activities generally consists of net investment purchases or sales and net purchases of property and equipment, which includes capitalized software.

Cash flows from financing activities is generally comprised of issuances and re-payment of debt at the parent level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases.  In addition, the subsidiaries report net deposits/withdrawals to/from investment contract liabilities (which includes universal life insurance liabilities) because such liabilities are considered financing proceeds from policyholders.

2008:

Operating activities

For the three months ended March 31, 2008, cash flows from operating activities exceeded adjusted income from operations by $39 million, primarily due to cash inflows of $42 million associated with futures contracts used by the Run-off Reinsurance segment which did not effect net income.  Annual payments of incentive compensation in the first quarter were largely offset by the absence of federal tax payments.

Cash flows from operating activities declined by $26 million compared with the same period in 2007.  Excluding the results of the futures contracts used by the Run-off Reinsurance segment (which did not affect net income), the decline was $75 million.  This decline primarily reflects lower adjusted income from operations of $12 million and unfavorable timing on receivable collections.

Investing activities

Cash used in investing activities was funded from cash flow from operating activities, and primarily consisted of net purchases of investments of $93 million and net purchases of property and equipment of $68 million.

Financing activities

Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt and long-term debt of $248 million and $298 million, respectively.  These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare.  Financing activities also included net deposits to contractholder deposit funds of $50 million and proceeds from the issuance of common stock under the Company's stock plans of $33 million.

2007:

Operating activities

For the three months ended March 31, 2007, cash flows from operating activities exceeded adjusted income from operations by $53 million, primarily reflecting favorable receivable collections and reserve growth in the ongoing operating segments.  Annual payments of incentive compensation in the first quarter were largely offset by the absence of federal tax payments.

Investing activities

Cash used in investing activities was funded from cash flow from operating activities, and primarily consisted of net purchases of investments of $126 million and net purchases of property and equipment of $19 million.

Financing activities

Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $585 million repayment of  debt of $87 million, partially offset by proceeds from the issuance of debt of $498 million and proceeds from the issuance of common stock under the Company’s stock plans of $133 million.

Interest Expense

Interest expense was $31 million for the first three months of 2008, compared with $29 million for the same period last year.  The increase was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition.

Capital Resources

The Company’s capital resources (primarily retained earnings and the proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Management, guided by regulatory requirements and rating agency capital guidelines, determines the amount of capital resources that the Company maintains.  Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

The Company has the ability to raise sufficient capital resources to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries;
•	consider acquisitions that are strategically and economically advantageous; and
•	return capital to investors through share repurchase.

On March 4, 2008, the Company issued $300 million of Notes bearing interest at the rate of 6.35% per year, which is payable on March 15 and September 15 of each year beginning September 15, 2008.  The proceeds of this debt were used for general corporate purposes, including financing the acquisition of Great-West Healthcare.  The Notes will mature on March 15, 2018.  The Company may redeem the Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•  100% of the principal amount of the Notes to be redeemed; or
•  the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 40 basis points.

On March 14, 2008, the Company entered into a new commercial paper program.  Under the program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the program, the Company may use the Credit Agreement for funding. As of March 31, 2008, the Company had $250 million in commercial paper outstanding, at a weighted average interest rate of 3.14%, used in large part to finance the Great-West Healthcare acquisition.

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of March 31, 2008.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines.  At March 31, 2008, there was approximately $1.6 billion in cash available at the parent/holding company level.  On April 1, 2008, the Company paid $1.5 billion to fund the Great-West Healthcare acquisition.  Dividends from subsidiaries will be reduced over the next year to allow the subsidiaries to fund an additional $400 million of investment in Great-West Healthcare without further capital infusion from the parent. There are no scheduled long-term debt repayments in 2008 or 2009 and no pension plan funding requirements in 2008. The Company expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient liquidity to meet its obligations.  If the Company’s projections are not realized, the demand for funds could exceed available cash if:

•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company; or
•	a substantial increase in funding is required for the Company’s program to reduce the equity market risks associated with the guaranteed minimum death benefit contracts.

In those cases, the Company has the flexibility to satisfy liquidity needs through short-term borrowings, such as the revolving credit and line of credit agreements of up to $1.75 billion and the commercial paper program.

Guarantees and Contractual Obligations

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided and contractual obligations entered into in the ordinary course of business.  See Note 14 to the Consolidated Financial Statements for additional information.

Contractual obligations.  The Company has updated its contractual obligations previously provided on page 59 of the Company’s 2007 Form 10-K for certain items as follows:

•
other long-term liabilities associated with guaranteed minimum income benefits contracts as a result of the unfavorable equity market and interest rate environment during the first three months of 2008;

•	other long-term liabilities for taxes payable;
•	short-term debt as a result of issuing commercial paper during the first three months of 2008; and
•	long-term debt, including scheduled interest payments, as a result of issuing $300 million in Notes during the first three months of 2008.

		Less
(In millions, on an		than 1	1-3	4-5	After 5
undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Short-term debt	$253	$253	$-	$-	$-
Long-term debt	$4,228	$106	$854	$216	$3,052
Other long-term
liabilities	$996	$467	$280	$89	$160

INVESTMENT ASSETS

The Company’s investment assets do not include separate account assets.  Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 7, 8 and 12 to the Consolidated Financial Statements and in Notes 2, 10, 11 and 14 in the Company’s 2007 Form 10-K.

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and trading securities.  Fixed maturities and equity securities include hybrid securities. Fair values for these securities are determined internally using complex pricing models or are obtained from independent pricing services or reputable securities brokers (third parties).  See Note 7 for further information on investment assets carried at fair value.

The Company performs ongoing analyses on prices received from third parties to conclude that the prices represent reasonable estimates of fair value.  This process involves quantitative and qualitative analysis and is overseen by the Company’s investment professionals.  Examples of review procedures performed include, but are not limited to, initial and on-going review of third party pricing service methodologies, review of pricing statistics and trends, and backtesting recent trades.  The Company will challenge third party pricing if it does not appear to be within a reasonable range, but does not adjust a price without agreement from the third party.

The Company’s commercial mortgage loans are diversified by property type, location and borrower to reduce exposure to potential losses.

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

The Company recognizes interest income on “problem” bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the three months ended March 31, 2008 and 2007.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
March 31, 2008
Problem bonds	$58	$(40)	$18
Potential problem bonds	$26	$(1)	$25
Potential problem
commercial mortgage loans	$70	$-	$70
December 31, 2007
Problem bonds	$47	$(30)	$17
Potential problem bonds	$34	$(9)	$25
Potential problem
commercial mortgage loans	$70	$-	$70
Foreclosed real estate	$16	$(3)	$13

Summary

The Company recorded $10 million after-tax for the three months ended March 31, 2008, in realized investment losses for investment asset write-downs and changes in valuation reserves due largely to the impact of rising interest rates on investments where the Company cannot demonstrate the intent and ability to hold until recovery.  There were no realized investment losses associated with asset write-downs or changes in valuation reserves for the three months ended March 31, 2007.

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

The Company uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values.  The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $90 million in the fair value of the futures contracts outstanding under this program as of March 31, 2008.  A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar.  See Note 6 to the Consolidated Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit and guaranteed minimum income benefit contracts (see page 38); and
•	pension liabilities because equity securities comprise a significant portion of the assets of the Company’s employee pension plans.

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

12.
adjustments to the assumptions (including annuity election rates and reinsurance ) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefits contracts and pension expenses for the Company’s pension plan in future periods as well as the recognition of additional pension obligations;
14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;
15.	significant deterioration in economic conditions, which could have an adverse effect on the Company’s operations and investments;
16.	changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company’s health care products and services; and amendments to income tax laws, which could affect the taxation of employer provided benefits, and pension legislation, which could increase pension cost;
17.	potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;
18.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;
19.	challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services;
20.	the ability to successfully integrate and operate the businesses acquired from Great-West by, among other things, renewing insurance and administrative services contracts on competitive terms, retaining and growing membership, realizing revenue, expense and other synergies, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel; and
21.	the ability of the Company's to execute its growth plans by successfully managing Great-West Healthcare’s outsourcing projects and leveraging the Company's capabilities and those of the business acquired from Great-West to further enhance the combined organization’s network access position, underwriting effectiveness, delivery of quality member and provider service, and increased penetration of its membership base with differentiated product offerings.

This list of important factors is not intended to be exhaustive.  Other sections of the Company’s most recent Annual Report on Form 10-K, including the “Risk Factors” section, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements.  The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item 3 is included in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                        Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA's disclosure controls and procedures conducted under the supervision and with the participation of CIGNA's management, CIGNA's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA's disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to CIGNA's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In its Form 10-K for the year ended December 31, 2007, CIGNA described the In re Managed Care Litigation.  With respect to the pending Amer. Dental Ass’n case, the Company intends to file a renewed motion to dismiss the case.  With respect to CIGNA's pursuit of recovery from additional insurers following the settlement of the multi-district litigation, the court ruled on March 19, 2008 that the Company is not entitled to insurance recoveries from one of the insurers. CIGNA has appealed that decision.

In the description of the Broker Compensation litigation that appeared in CIGNA's Form 10-K for the year ended December 31, 2007, the Company described a letter from the San Diego District Attorney, detailing its potential civil claims and penalties against the Company subsidiaries, and outlining potential civil litigation.  On March 5, 2008, the District Attorney advised that it will take no enforcement action against the Company.  The Company also described The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California  v. Universal Life Resources, which was pending in the Superior Court of the State of California for the County of San Diego.  On March 5, 2008, the court denied the regulator’s claim for attorneys’ fees and costs.  The regulator has until May 5, 2008 to appeal.

In its Form 10-K for the year ended December 31, 2007, the Company described the Amara Cash Balance Pension Plan Litigation in the United States District Court for the District of Connecticut.    The court ordered the parties to file briefs on remedies, if any, to be awarded to the plaintiff on the claims on which plaintiff prevailed.  Plaintiffs filed their brief on March 17, 2008.  CIGNA filed its reply brief on April 16, 2008 and plaintiffs filed a reply on April 25, 2008.  Oral argument was held on April 30, 2008.

Item 1A.  Risk Factors

CIGNA's Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed description of its risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended March 31, 2008:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Jan 1-31, 2008	53,798	$54.09	0	$327,342,930
Feb 1-29, 2008	253,375	$47.13	0	$327,342,930
Mar 1-31, 2008	17,538	$47.15	0	$327,342,930
Total	324,711	$48.28	0
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 53,798 shares in January, 253,375 shares in February and 17,538 shares in March.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement.  Remaining authorization under the program was approximately $327 million as of March 31, 2008 and May 1, 2008.  CIGNA has effected in the past, and may continue from time to time to effect, open market purchases of CIGNA common stock through 10b5-1 plans, which allow a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.                      Exhibits

(a)	See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By: /s/ Michael W. Bell
       Michael W. Bell
       Executive Vice President and
       Chief Financial Officer

Date:  May 1, 2008

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant, effective as of April 29, 2008	Filed herewith.

3.2	By-laws of the registrant, effective as of April 23, 2008	Filed as Appendix A (pages A-1 through A-17) to the registrant's definitive proxy statement filed March 20, 2008 and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1