Form 10-Q
period 2008-06-30
CIGNA CORP
filed 2008-08-01
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes _   No x

      As of July 18, 2008, 274,856,896 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CIGNA Corporation
Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Revenues
Premiums and fees	$4,202	$3,757	$8,053	$7,465
Net investment income	265	279	530	559
Mail order pharmacy revenues	286	277	582	548
Other revenues	129	79	272	173
Realized investment gains (losses)	(19)	(11)	(5)	10
Total revenues	4,863	4,381	9,432	8,755
Benefits and Expenses
Health Care medical claims expense	1,900	1,729	3,644	3,448
Other benefit expenses	917	834	1,845	1,670
Mail order pharmacy cost of goods sold	227	225	466	444
Guaranteed minimum income benefits (income) expense	(49)	96	255	120
Other operating expenses	1,455	1,169	2,736	2,332
Total benefits and expenses	4,450	4,053	8,946	8,014
Income from Continuing Operations
before Income Taxes	413	328	486	741
Income taxes (benefits):
Current	132	163	209	295
Deferred	8	(52)	(51)	(48)
Total taxes	140	111	158	247
Income from Continuing Operations	273	217	328	494
Income (Loss) from Discontinued Operations, Net of Taxes	(1)	(19)	2	(7)
Net Income	$272	$198	$330	$487
Earnings Per Share - Basic:
Income from continuing operations	$0.98	$0.76	$1.18	$1.72
Income (loss) from discontinued operations	-	(0.06)	0.01	(0.03)
Net income	$0.98	$0.70	$1.19	$1.69
Earnings Per Share - Diluted:
Income from continuing operations	$0.98	$0.75	$1.17	$1.68
Income (loss) from discontinued operations	(0.01)	(0.07)	-	(0.02)
Net income	$0.97	$0.68	$1.17	$1.66
Dividends Declared Per Share	$-	$0.010	$0.040	$0.018

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets
		Unaudited As of June 30,		As of December 31,
(In millions, except per share amounts)		2008		2007
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $12,111; $11,409)		$12,476		$12,081
Equity securities, at fair value (cost, $143; $127)		145		132
Commercial mortgage loans		3,456		3,277
Policy loans		1,533		1,450
Real estate		49		49
Other long-term investments		557		520
Short-term investments		39		21
Total investments		18,255		17,530
Cash and cash equivalents		805		1,970
Accrued investment income		215		233
Premiums, accounts and notes receivable		1,642		1,405
Reinsurance recoverables		7,158		7,331
Deferred policy acquisition costs		848		816
Property and equipment		789		625
Deferred income taxes, net		917		794
Goodwill		2,837		1,783
Other assets, including other intangibles		963		536
Separate account assets		6,986		7,042
Total assets		$41,415		$40,065
Liabilities
Contractholder deposit funds		$8,627		$8,594
Future policy benefits		8,100		8,147
Unpaid claims and claim expenses		4,171		4,127
Health Care medical claims payable		1,096		975
Unearned premiums and fees		450		496
Total insurance and contractholder liabilities		22,444		22,339
Accounts payable, accrued expenses and other liabilities		4,700		4,127
Short-term debt		428		3
Long-term debt		2,090		1,790
Nonrecourse obligations		13		16
Separate account liabilities		6,986		7,042
Total liabilities		36,661		35,317
Contingencies — Note 14
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,493		2,474
Net unrealized appreciation, fixed maturities	$26		$140
Net unrealized appreciation, equity securities	7		7
Net unrealized depreciation, derivatives	(30)		(19)
Net translation of foreign currencies	38		61
Postretirement benefits liability adjustment	(125)		(138)
Accumulated other comprehensive income (loss)		(84)		51
Retained earnings		7,412		7,113
Less treasury stock, at cost		(5,155)		(4,978)
Total shareholders’ equity		4,754		4,748
Total liabilities and shareholders’ equity		$41,415		$40,065
Shareholders’ Equity Per Share		$17.26		$16.98

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
	Unaudited
Three Months Ended June 30,	2008		2007
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, April 1		$88		$40
Effect of issuance of stock for stock split		-		48
Common Stock, June 30		88		88
Additional Paid-In Capital, April 1		2,488		2,485
Effect of issuance of stock for employee benefit plans		5		23
Effect of issuance of stock for stock split		-		(48)
Additional Paid-In Capital, June 30		2,493		2,460
Accumulated Other Comprehensive Income (Loss), April 1		38		(171)
Net unrealized depreciation, fixed maturities	$(111)	(111)	$(118)	(118)
Net unrealized depreciation, equity securities	(1)	(1)	-	-
Net unrealized depreciation on securities	(112)		(118)
Net unrealized depreciation, derivatives	(3)	(3)	(9)	(9)
Net translation of foreign currencies	(17)	(17)	5	5
Postretirement benefits liability adjustment	10	10	36	36
Other comprehensive loss	(122)		(86)
Accumulated Other Comprehensive Loss, June 30		(84)		(257)
Retained Earnings, April 1		7,142		6,375
Net income	272	272	198	198
Effects of issuance of stock for employee benefit plans		(2)		(57)
Common dividends declared		-		(3)
Retained Earnings, June 30		7,412		6,513
Treasury Stock, April 1		(4,942)		(4,577)
Repurchase of common stock		(222)		(346)
Other, primarily issuance of treasury stock for employee
benefit plans		9		128
Treasury Stock, June 30		(5,155)		(4,795)
Total Comprehensive Income and Shareholders’ Equity	$150	$4,754	$112	$4,009

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions, except per share amounts)
	Unaudited
Six Months Ended June 30,	2008		2007
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, January 1		$88		$40
Effect of issuance of stock for stock split		-		48
Common Stock, June 30		88		88
Additional Paid-In Capital, January 1		2,474		2,451
Effect of issuance of stock for employee benefit plans		19		57
Effect of issuance of stock for stock split		-		(48)
Additional Paid-In Capital, June 30		2,493		2,460
Accumulated Other Comprehensive Income (Loss),
January 1 prior to implementation effect		51		(169)
Implementation effect of SFAS No.155		-		(12)
Accumulated Other Comprehensive Income (Loss),
January 1 as adjusted		51		(181)
Net unrealized depreciation, fixed maturities	$(114)	(114)	$(124)	(124)
Net unrealized depreciation on securities	(114)		(124)
Net unrealized depreciation, derivatives	(11)	(11)	(10)	(10)
Net translation of foreign currencies	(23)	(23)	5	5
Postretirement benefits liability adjustment	13	13	53	53
Other comprehensive loss	(135)		(76)
Accumulated Other Comprehensive Loss, June 30		(84)		(257)
Retained Earnings, January 1 prior to
implementation effects		7,113		6,177
Implementation effect of SFAS No. 155		-		12
Implementation effect of FIN 48		-		(29)
Retained Earnings, January 1 as adjusted		7,113		6,160
Net income	330	330	487	487
Effects of issuance of stock for employee benefit plans		(20)		(129)
Common dividends declared		(11)		(5)
Retained Earnings, June 30		7,412		6,513
Treasury Stock, January 1		(4,978)		(4,169)
Repurchase of common stock		(222)		(922)
Other, primarily issuance of treasury stock for employee
benefit plans		45		296
Treasury Stock, June 30		(5,155)		(4,795)
Total Comprehensive Income and Shareholders’ Equity	$195	$4,754	$411	$4,009

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows
	Unaudited
(In millions)	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$330	$487
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(2)	7
Insurance liabilities	62	77
Reinsurance recoverables	58	50
Deferred policy acquisition costs	(54)	(56)
Premiums, accounts and notes receivable	28	(73)
Other assets	(284)	(154)
Accounts payable, accrued expenses and other liabilities	363	(31)
Current income taxes	(4)	80
Deferred income taxes	(51)	(48)
Realized investment (gains) losses	5	(10)
Depreciation and amortization	117	98
Gains on sales of businesses (excluding discontinued operations)	(19)	(22)
Mortgage loans originated and held for sale	-	(5)
Other, net	10	18
Net cash provided by operating activities	559	418
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	695	362
Equity securities	1	23
Commercial mortgage loans	12	452
Other (primarily short-term and other long-term investments)	145	107
Investment maturities and repayments:
Fixed maturities	351	432
Commercial mortgage loans	10	91
Investments purchased:
Fixed maturities	(1,676)	(1,092)
Equity securities	(17)	(11)
Commercial mortgage loans	(202)	(206)
Other (primarily short-term and other long-term investments)	(229)	(258)
Property and equipment sales	-	70
Property and equipment purchases	(128)	(105)
Acquisition of Great-West Healthcare, net of cash acquired	(1,301)	-
Cash provided by investing activities of discontinued operations	-	42
Other (primarily other acquisitions/dispositions)	(8)	(11)
Net cash used in investing activities	(2,347)	(104)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	673	616
Withdrawals and benefit payments from contractholder deposit funds	(569)	(619)
Change in cash overdraft position	(8)	7
Net change in short-term debt	425	-
Net proceeds on issuance of long-term debt	298	498
Repayment of long-term debt	-	(378)
Repurchase of common stock	(217)	(940)
Issuance of common stock	35	218
Common dividends paid	(14)	(5)
Net cash provided by (used in) financing activities	623	(603)
Effect of foreign currency rate changes on cash and cash equivalents	-	1
Net decrease in cash and cash equivalents	(1,165)	(288)
Cash and cash equivalents, beginning of period	1,970	1,392
Cash and cash equivalents, end of period	$805	$1,104
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$205	$174
Interest paid	$59	$60
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and variable interest entities of which CIGNA Corporation is the primary beneficiary, which are referred to collectively as “the Company.”  Intercompany transactions and accounts have been eliminated in consolidation.  These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Discontinued operations for the second quarter of 2008 included a loss of $1 million after-tax related to the sale of the Brazilian life insurance operations. Discontinued operations for the six months ended June 30, 2008 also included a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.

Discontinued operations for the second quarter and six months ended June 30, 2007 reflected an impairment loss associated with the sale of the Chilean insurance operations, which was completed in the third quarter of 2007, and realized gains from the disposition of certain directly-owned real estate investments.

Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

Great-West Healthcare Acquisition.  On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare” or the “acquired business”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Healthcare for a purchase price of approximately $1.5 billion, principally cash.  Great-West Healthcare primarily sells medical plans on a self-funded basis with stop loss coverage to small and mid-size employer groups.  Great-West Healthcare’s offerings also include the following specialty products:  stop loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance.  The acquisition, which was accounted for as a purchase, was financed through a combination of cash and the issuance of both short and long term debt.

In accordance with Statement of Financial Accounting  Standards  (SFAS) No. 141, “Business Combinations”, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values and may change as appraisals are finalized and as additional information becomes available.  Accordingly, approximately $290 million was allocated to intangible assets, primarily customer relationships and internal-use software. The weighted average amortization period for these intangible assets is currently estimated at eight years. The remainder, net of tangible net assets acquired, is goodwill which is currently estimated at $1.1 billion. Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

During the next several months, the Company will complete its fair value analysis of Great-West Healthcare’s tangible and intangible net assets and finalize integration plans.  The effect on tangible and intangible net assets and net income from these initiatives will continue to be refined and updated through March 31, 2009.

The results of Great-West Healthcare are included in the Company’s Consolidated Financial Statements from the date of acquisition.

The following supplemental information presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2007.  The pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Three Months	Six Months	Six Months
(In millions, except per share amounts)	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007
Total revenues	$4,775	$9,800	$9,544
Income from continuing operations	$240	$349	$552
Net income	$221	$351	$545
Earnings per share:
Income from continuing operations
Basic	$0.84	$1.25	$1.92
Diluted	$0.83	$1.24	$1.88
Net income
Basic	$0.78	$1.26	$1.90
Diluted	$0.76	$1.25	$1.86

Sale of the Brazilian Life Insurance Operations.  On April 29, 2008, the Company completed the sale of its Brazilian life insurance operations.  See Note 3 to the Consolidated Financial Statements in the Company's 2007 Form 10-K for additional information.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurements.  Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.”  This standard expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price).  See Note 7 for information on the Company’s fair value measurements including new required disclosures.

The Company carries certain financial instruments at fair value in the financial statements including approximately $13 billion in invested assets at June 30, 2008.  The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits (GMIB) under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value; however, changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses.  At the adoption of SFAS No. 157, there were no effects to the Company’s measurements of fair values for financial instruments other than for assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits discussed below.

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

Assumptions Related to Capital Markets - $183 million of the $202 million pre-tax charge, net of estimated receivables for reinsurance, reflects the impact of changes in capital markets assumptions  including market return, discount rate, the projected interest rate used to calculate the reinsured income benefits at the time of annuitization (claim interest rate), and volatility. These assumptions were updated to reflect risk free interest rates (LIBOR swap curve) and volatility consistent with that implied by derivative instruments in a consistently active market, under the assumption that a hypothetical market participant would hedge all or a portion of the net liability.  The capital markets pre-tax charge is comprised of:

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

NOTE 4 – EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2008
Income from continuing
operations	$273	-	$273
Shares (in thousands):
Weighted average	277,659	-	277,659
Options and restricted stock grants		2,279	2,279
Total shares	277,659	2,279	279,938
EPS	$0.98	$-	$0.98
2007
Income from continuing
operations	$217	-	$217
Shares (in thousands):
Weighted average	284,614	-	284,614
Options and restricted stock grants		5,387	5,387
Total shares	284,614	5,387	290,001
EPS	$0.76	$(0.01)	$0.75
Six Months Ended June 30,
2008
Income from continuing
operations	$328	-	$328
Shares (in thousands):
Weighted average	278,368	-	278,368
Options and restricted stock grants		2,840	2,840
Total shares	278,368	2,840	281,208
EPS	$1.18	$(0.01)	$1.17
2007
Income from continuing
operations	$494	-	$494
Shares (in thousands):
Weighted average	287,476	-	287,476
Options and restricted stock grants		5,685	5,685
Total shares	287,476	5,685	293,161
EPS	$1.72	$(0.04)	$1.68

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company's common stock for the period.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Options in millions)	2008	2007	2008	2007
Antidilutive options	4.9	1.6	4.3	1.6

The Company held 75,590,075 shares of common stock in Treasury as of June 30, 2008, and 67,502,238 shares as of June 30, 2007.

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

	June 30,	December 31,
(In millions)	2008	2007
Incurred but not yet reported	$945	$786
Reported claims in process	109	145
Other medical expense payable	42	44
Medical claims payable	$1,096	$975

Activity in medical claims payable was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2008	2007
Balance at January 1,	$975	$960
Less: Reinsurance and other
amounts recoverable	258	250
Balance at January 1, net	717	710

Acquired April 1, net	70	-

Incurred claims related to:
Current year	3,698	6,878
Prior years	(54)	(80)
Total incurred	3,644	6,798
Paid claims related to:
Current year	2,998	6,197
Prior years	606	594
Total paid	3,604	6,791
Ending Balance, net	827	717
Add: Reinsurance and other
amounts recoverable	269	258
Ending Balance	$1,096	$975

Reinsurance and other amounts recoverable reflect amounts due from policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.

For the six months ended June 30, 2008, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $54 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2007. Actual completion factors resulted in a reduction in medical claims payable of $19 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $35 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.

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

The corresponding impact of prior year development on net income was not material for the second quarter or the six months ended June 30, 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's net income recognized for the following reasons:

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

The determination of liabilities for guaranteed minimum death benefits requires the Company to make critical accounting estimates.  The Company regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised.  If actual experience differs from the assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company had future policy benefit reserves for guaranteed minimum death benefit contracts of $902 million as of June 30, 2008, and $848 million as of December 31, 2007.  The increase in reserves is primarily due to declines in the equity market driving down the value of the underlying mutual fund investments.

Activity in future policy benefit reserves for these guaranteed minimum death benefits contracts was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2008	2007
Balance at January 1	$848	$862
Less: Reinsurance recoverable	16	17
Balance at January 1, net	832	845
Add: Incurred benefits	86	61
Less: Paid benefits	44	74
Ending Balance, net	874	832
Add: Reinsurance recoverable	28	16
Ending Balance	$902	$848

Benefits paid and incurred are net of ceded amounts.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability.  As discussed below, losses or gains have been recorded in other revenues as a result of the program to reduce equity market exposures.

The following provides information about the Company’s reserving methodology and assumptions for guaranteed minimum death benefits as of June 30, 2008:

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

•
The mean investment performance assumption is 5% considering the Company’s program to reduce equity market exposures using futures contracts.  This is reduced by fund fees ranging from 1-3% across all funds.  The results of futures contracts are reflected in the liability calculation as a component of investment returns.

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

As of June 30, 2008, the aggregate value of the underlying mutual fund investments was $24.7 billion.  The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 700,000 contractholders had died on that date) was $5.8 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments.

The notional amount of futures contract positions held by the Company at June 30, 2008 was $888 million.  The Company recorded in other revenues pre-tax gains of $6 million for the second quarter and $48 million for the six months ended June 30, 2008, compared with pre-tax losses of $28 million for the second quarter and $35 million for the six months ended June 30, 2007 from futures contracts.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.

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

Fair values are based on quoted market prices when available.  When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality.  In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.  These valuation techniques involve some level of estimation and judgment by the Company which becomes significant with increasingly complex instruments or pricing models.  Where appropriate, adjustments are included to reflect the risk inherent in a particular methodology, model or input used.

The Company's financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by SFAS No. 157.  The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement.  For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).   The levels of the fair value hierarchy are as follows:

•
 Level 1 – Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.  Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.

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

Financial assets and Financial liabilities measured at fair value on a recurring basis

The following table provides information as of June 30, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis.  SFAS No. 157 disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders (see page 19).

(In millions)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Fixed maturities (1)	$40	$11,760	$676	$12,476
Equity securities	7	119	19	145
Sub-total	47	11,879	695	12,621
Short-term
investments	-	39	-	39
GMIB assets (2)	-	-	447	447
Total assets at fair
value, excluding
separate accounts	$47	$11,918	$1,142	$13,107
Liabilities at fair value:
GMIB liabilities	$-	$-	$836	$836
Other derivatives (3)	-	40	-	40
Total liabilities at fair
value	$-	$40	$836	$876

(1)
As of June 30, 2008, fixed maturities includes $325 million of net appreciation required to adjust future policy benefits for certain annuities including $13 million of depreciation from securities classified in Level 3.

(2)
Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.  The assets are net of a liability of $20 million for the future cost of reinsurance.

(3)	Derivatives other than GMIB assets and liabilities are presented net of $8 million in gross derivative assets.

Level 1: Financial Assets - $47 million

Given the narrow definition of Level 1 and the Company's investment asset strategy to maximize investment returns, a relatively small portion of the Company’s investment assets are classified in this category. These assets include actively-traded U.S. government bonds and exchange-listed equity securities.

Level 2: Financial Assets - $11.9 billion and Financial Liabilities - $40 million

Fixed maturities and equity securities. Approximately 94% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities and preferred stocks.  Because many fixed maturities and preferred stocks do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics.  When recent trades are not available, pricing models are used to determine these prices.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

Typical inputs and assumptions to pricing models include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage and asset-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

Short-term investments.  Short-term investments are carried at fair value, which approximates cost.  On a regular basis the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices.  The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2008.  The nature and use of these other derivatives are described in Note 10(F) to the Consolidated Financial Statements in the Company’s 2007 Form 10-K.

Level 3: Financial Assets - $1.1 billion and Financial Liabilities - $836 million

The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to guaranteed minimum income benefits in Level 3.

Fixed maturities and equity securities.  Approximately 6% or $695 million of fixed maturities and equity securities are classified in this category and include:

•	$385 million of mortgage and asset-backed securities;
•	$217 million of primarily private corporate bonds; and
•	$93 million of subordinated loans and private equity investments valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Fair values of mortgage and asset-backed securities and corporate bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices and spreads, and economic events.  For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research as well as the issuer’s financial statements in its evaluation.

Guaranteed minimum income benefit contracts. The Company estimates the fair value of the assets and liabilities for guaranteed minimum income benefit reinsurance contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant and retrocessionaire behavior (including mortality, lapse, annuity election rates and retrocessional credit), as well as risk and profit charges. At adoption of SFAS No. 157, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price for these contracts and recorded a charge to net income as described in Note 3. As certain assumptions used to estimate fair values for these contracts are largely unobservable, the Company classifies assets and liabilities associated with guaranteed minimum income benefits in Level 3 (GMIB assets and GMIB liabilities).

These GMIB assets and liabilities are estimated using a complex internal model run using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business.   Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization. GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in accounts payable, accrued expenses and other liabilities.  GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in other assets.  Generally, market return, interest rate and volatility assumptions are based on market-observable information.  Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions.   The assumptions used to value these assets and liabilities as of June 30, 2008 are as follows:

•	The market return and discount rate assumptions are based on the market observable LIBOR swap curve.
•
The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms.  That rate was 3.6% at June 30, 2008 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds.

•
The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 54% of underlying mutual fund investments modeled based on other indices (with insufficient market observable data), volatility is based on the average historical level for each index over the past 10 years.  Using this approach, volatility ranges from 14% to 30% for equity funds, 3% to 8% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•
The lapse rate assumption varies by contract from 2% to 17% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying variable annuity contracts.

•
The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, the number of previous opportunities a contractholder has had to elect the benefit and the differing experience by issuing company of the underlying variable annuity contracts.  Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%.  For the second annual opportunity to elect the benefit, the assumed probability of election is up to 45%. For each subsequent annual opportunity to elect the benefit, the assumed probability of election is up to 25%.  With respect to the second and subsequent election opportunities, actual data is just beginning to emerge for the Company as well as the industry and the estimates are based on this limited data.

•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
•
The Company has considered adjustments for expenses, nonperformance risk (such as credit risk for retrocessionnaires and the Company), and model risk and believes that a hypothetical market participant would view these adjustments as offsetting.  Therefore the Company determined that no adjustment for these risks was required as of June 30, 2008.

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

Changes in Level 3 Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the second quarter and six months ended June 30, 2008.  These tables exclude separate account assets which are discussed on page 19 as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended June 30, 2008

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 4/1/08:	$726	$515	$(965)	$(450)
Gains (losses) included in income:
Results of GMIB	-	(58)	107	49
Other	4	-	-	-
Total gains (losses) included in income	4	(58)	107	49
Gains included in
other comprehensive income	6	-	-	-
Losses required to adjust future policy benefits for certain annuities (1)	(16)	-	-	-
Purchases, issuances, settlements	17	(10)	22	12
Transfers out of Level 3	(42)	-	-	-
Balance at 6/30/08	$695	$447	$(836)	$(389)
Total gains (losses) included
in income attributable to instruments
held at the reporting date	$3	$(58)	$107	$49

(1) Amounts do not accrue to shareholders and are not reflected in the Company's revenues.

For the Six Months Ended June 30, 2008

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/08:	$732	$173	$(313)	$(140)
Gains (losses) included in income:

Effect of adoption of SFAS	-	244	(446)	(202)
No. 157
Results of GMIB, excluding
adoption effect	-	67	(120)	(53)
Other	(1)	-	-	-
Total gains (losses) included in income	(1)	311	(566)	(255)
Losses included in
other comprehensive income	(3)	-	-	-
Losses required to adjust future policy benefits for certain annuities (1)	(34)	-	-	-
Purchases, issuances, settlements	11	(37)	43	6
Transfers out of Level 3	(10)	-	-	-
Balance at 6/30/08	$695	$447	$(836)	$(389)
Total gains (losses) included
in income attributable to instruments
held at the reporting date	$3	$311	$(566)	$(255)

(1) Amounts do not accrue to shareholders and are not reflected in the Company's revenues.

As noted in the tables above, total gains and losses included in net income are reflected in the following captions in the Consolidated Statements of Income:

•	realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities; and
•	guaranteed minimum income benefits (income) expense for amounts related to GMIB assets and liabilities.

Reclassifications impacting Level 3 financial instruments are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the transfer occurs. Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3. Typically, investments that transfer out of Level 3 are classified in Level 2 as market data on the securities becomes more readily available.

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

For the second quarter of 2008, gains on the GMIB liabilities and offsetting losses on the GMIB assets were primarily the result of increases in risk free interest rates, partially offset by declines in the equity markets driving net declines in GMIB assets and liabilities.  For the six months ended June 30, 2008, losses on the GMIB liabilities and offsetting gains on the GMIB assets were primarily the result of declines in the equity markets.

In the second quarter of 2007, the Company recorded a charge of $86 million pre-tax ($56 million after-tax) reflecting updated assumptions for annuity election and lapse rates.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are not included in the Company’s revenues and expenses.  As of June 30, 2008 separate account assets were as follows:

(In millions)	Level 1	Level 2	Level 3	Total

Separate account assets:
Guaranteed separate
accounts (See Note 14)	$338	$1,612	$-	$1,950
Non-guaranteed
separate accounts (1)	1,570	3,049	417	5,036
Total separate
account assets	$1,908	$4,661	$417	$6,986

(1) Non-guaranteed separate accounts include $1.9 billion in assets supporting CIGNA's pension plan, including $373 million classified in Level 3.

Separate account assets in Level 1 include exchange-listed equity securities.  Level 2 assets primarily include:

•
equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is the exit price.

Separate account assets classified in Level 3 include investments primarily in securities partnerships and real estate generally valued at transaction price in the absence of market data indicating a change in the estimated fair value.  Values may be adjusted when evidence is available to support such adjustments.  Evidence may include market data as well as changes in the financial results and condition of the investment.

The following tables summarize the change in separate account assets reported in Level 3 for the second quarter and six months ended June 30, 2008.

(In millions)

Balance at 4/1/08	$411
Policyholder gains (1)	3
Purchases, issuances, settlements	16
Transfers out of Level 3	(13)
Balance at 6/30/08	$417

(1) Included in this amount are gains of $3 million attributable to instruments still held at the reporting date.

(In millions)

Balance at 1/1/08	$403
Policyholder gains (1)	20
Purchases, issuances, settlements	9
Transfers out of Level 3	(15)
Balance at 6/30/08	$417

(1) Included in this amount are gains of $6 million attributable to instruments still held at the reporting date.

Assets and liabilities measured at fair value on a non-recurring basis

Certain financial assets and liabilities are measured at fair value on a non-recurring basis, such as commercial mortgage loans held for sale.  As of June 30, 2008, the amount required to adjust these assets and liabilities to their fair value was insignificant.

NOTE 8 – INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Fixed maturities	$(15)	$(12)	$(41)	$(8)
Equity securities	1	1	1	11
Mortgage loans	(2)	(1)	(2)	(1)
Other investments,
including derivatives	(3)	1	37	8
Realized investment gains (losses)
from continuing operations,
before income taxes	(19)	(11)	(5)	10
Less income taxes	(7)	(5)	(2)	3
Realized investment gains (losses)
from continuing operations	(12)	(6)	(3)	7
Realized investment gains
from discontinued operations
before income taxes	-	7	-	25
Less income taxes	-	3	-	9
Realized investment gains
from discontinued operations	-	4	-	16
Net realized investment
gains (losses)	$(12)	$(2)	$(3)	$23

Realized investment results from continuing operations for the second quarter of 2008 and 2007 primarily reflect:

2008 – Asset write downs ($11 million pre-tax), primarily on securities the Company no longer has the intent to hold to recovery and losses on sales of fixed maturities.
2007 – Asset write downs ($9 million pre-tax), primarily on securities the Company no longer has the intent to hold to recovery and losses on sales of fixed maturities.

Realized investment results from continuing operations for the six months ended June 30, 2008 and 2007 primarily reflect:

2008 – Asset write downs ($28 million pre-tax), primarily on securities the Company no longer has the intent to hold to recovery and losses on sales of fixed maturities partially offset by a gain on sale of  an equity interest in a real estate limited liability entity.
2007 – Gains on sale of equity interests in real estate limited liability entities and gain on sale of equity securities, partially offset by asset write downs ($9 million pre-tax), primarily on securities the Company no longer has the intent to hold to recovery and losses on sales of fixed maturities.

For the second quarter and six months ended June 30, 2007, realized investment results from discontinued operations reflect gains on the sales of directly-owned real estate properties held for the production of investment income.  Proceeds on these sales have been separately disclosed in the Company’s Consolidated Statements of Cash Flows.

Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equity securities on the Company’s Consolidated Balance Sheets.   These securities are carried at fair value with changes in fair value reported in realized investment gains and interest and dividends reported in net investment income.  The Company elected fair value accounting for certain hybrid securities to simplify accounting and mitigate volatility in results of operations and financial condition.

	As of	As of
(In millions)	June 30, 2008	December 31, 2007
Included in fixed maturities:
Trading securities
(amortized cost $15; $22)	$15	$22
Hybrid securities
(amortized cost $9; $11)	9	11
Total	$24	$33
Included in equity securities:
Hybrid securities
(cost $127; $114)	$119	$110

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Proceeds from sales	$381	$186	$696	$385
Gross gains from sales	$3	$4	$5	$19
Gross losses from sales	$(11)	$(2)	$(23)	$(3)

Review of Declines in Fair Value.  Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	ability and intent to hold until recovery.

Excluding trading and hybrid securities, as of June 30, 2008 fixed maturities with a decline in fair value from cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

			Unrealized
	Fair	Amortized	Deprec-	Number
(Dollars in millions)	Value	Cost	iation	of Issues
Fixed Maturities:
One year or less:
Investment grade	$4,145	$4,305	$(160)	964
Below investment
grade	$359	$369	$(10)	152
More than one year:
Investment grade	$921	$1,009	$(88)	285
Below investment
grade	$42	$45	$(3)	15

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase.  There were no equity securities with a fair value significantly lower than cost as of June 30, 2008.

NOTE 9 – REINSURANCE

In addition to the exposures for guaranteed minimum death benefit contracts discussed in Note 6 and for guaranteed minimum income benefit contracts discussed in Notes 7 and 14, the Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance.  Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses.  Reinsurance does not relieve the originating insurer of liability.  The Company regularly evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.

Retirement benefits business.  The Company had a reinsurance recoverable of $2.0 billion as of June 30, 2008, and $2.1 billion as of December 31, 2007 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable is secured primarily by fixed maturities and mortgage loans held in a business trust established by the reinsurer.  This recoverable is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer.

Individual life and annuity reinsurance. The Company had a reinsurance recoverable of $4.6 billion as of June 30, 2008 and $4.7 billion as of December 31, 2007, from The Lincoln National Life Insurance Company that resulted from the 1998 sale of the Company’s individual life insurance and annuity business through an indemnity reinsurance arrangement.  Effective December 31, 2007, the reinsurance recoverable is secured by investments held in a business trust established by the reinsurer.

Workers’ Compensation and Personal Accident Reinsurance. The Company's Run-off Reinsurance operations reinsured workers’ compensation and personal accident business in the London markets and the United States. The reinsurance recoverable associated with this business was $0.1 billion as of June 30, 2008 and $0.2 billion as of December 31, 2007.

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

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2008, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Other Reinsurance.  The Company could have losses if reinsurers fail to indemnify the Company on other reinsurance arrangements, either because of reinsurer insolvencies or contract disputes.  However, management does not expect charges for other unrecoverable reinsurance to have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Effects of reinsurance.  In the Company’s Consolidated Statements of Income, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Ceded premiums and fees
Individual life insurance
and annuity business sold	$56	$57	$114	$114
Other	76	61	135	115
Total	$132	$118	$249	$229
Reinsurance recoveries
Individual life insurance
and annuity business sold	$90	$66	$179	$158
Other	48	22	101	56
Total	$138	$88	$280	$214

NOTE 10 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company’s postretirement benefit liability adjustment decreased by $19 million pre-tax ($13 million after-tax) for the six months ended June 30, 2008, and $82 million pre-tax ($53 million after-tax) for the six months ended June 30, 2007, resulting in increases to shareholders’ equity.  The decrease in the liability for each period was primarily due to net amortization of actuarial losses, the annual update of census data, favorable medical claims experience, and lower than expected election rates in the Company’s postretirement medical plan.

Pension benefits.  Components of net pension cost were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Service cost	$19	$18	$37	$37
Interest cost	60	57	121	115
Expected return on plan assets	(58)	(52)	(117)	(104)
Amortization of:
Net loss from past experience	14	28	28	59
Prior service cost	(4)	(1)	(6)	(1)
Net pension cost	$31	$50	$63	$106

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006, which requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008.  The Company has not made any domestic pension plan contributions in 2008, and does not expect to make, nor is it required to make any contributions for the remainder of 2008.

In 2009, based on current information, the Company would be required to make cash contributions in the range of $150 million to $400 million pre-tax ($100 million to $260 million after-tax).  The amount and timing of cash contributions in 2009 could vary significantly from this estimate based on actual returns on pension assets for the remainder of 2008 and discount rates as of December 31, 2008, both of which are highly unpredictable.

In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax) in other operating expenses related to a potential increase to the pension benefit obligation, which is currently being litigated.  See Note 14 for further discussion.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Service cost	$-	$-	$1	$1
Interest cost	6	6	12	12
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of:
Net gain from past experience	(2)	(2)	(4)	(3)
Prior service cost	(4)	(4)	(8)	(8)
Net other postretirement
benefit cost	$(1)	$(1)	$-	$1

NOTE 11 – DEBT

	June 30,	December 31,
(In millions)	2008	2007
Short-term:
Commercial paper	$427	$-
Current maturities of long-term debt	1	3
Total short-term debt	$428	$3
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	14	14
Total long-term debt	$2,090	$1,790

Under a universal shelf registration statement filed with the Securities and Exchange Commission (SEC), the Company issued $300 million of 6.35% Notes on March 4, 2008 (with an effective interest rate of 6.68% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2008.  These Notes will mature on March 15, 2018.

The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or

•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 40 basis points.

On March 14, 2008, the Company entered into a new commercial paper program.  Under the program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the program, the Company may use its credit agreement for funding. As of June 30, 2008, the Company had $427 million in commercial paper outstanding, at a weighted average interest rate of 2.94%, used to finance the Great-West Healthcare acquisition and for other corporate purposes.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for certain annuities.

Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Three Months Ended June 30,
2008
Net unrealized appreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(184)	$62	$(122)
Plus: reclassification adjustment for
losses included in net income	14	(4)	10
Net unrealized depreciation, securities	$(170)	$58	$(112)
Net unrealized depreciation,
derivatives	$(6)	$3	$(3)
Net translation of foreign
currencies:	$(26)	$9	$(17)
Postretirement benefits liability
adjustment:
Net change due to valuation update	$9	$(3)	$6
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	4	-	4
Net postretirement benefits liability
adjustment	$13	$(3)	$10
2007
Net unrealized depreciation, securities:
Net unrealized depreciation on securities
arising during the year	$(193)	$68	$(125)
Plus: reclassification adjustment for losses
included in net income	11	(4)	7
Net unrealized depreciation, securities	$(182)	$64	$(118)
Net unrealized depreciation,
derivatives	$(14)	$5	$(9)
Net translation of foreign
currencies	$8	$(3)	$5
Postretirement benefits liability
adjustment:
Net change due to valuation update	$35	$(12)	$23
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	21	(8)	13
Net postretirement benefits liability
adjustment	$56	$(20)	$36

		Tax
		(Expense)	After-
(In millions)	Pre-tax	Benefit	tax
Six Months Ended June 30,
2008
Net unrealized depreciation, securities:
Net unrealized depreciation on
securities arising during the year	$(214)	$73	$(141)
Plus: reclassification adjustment for
losses included in net income	40	(13)	27
Net unrealized depreciation, securities	$(174)	$60	$(114)
Net unrealized depreciation,
derivatives	$(18)	$7	$(11)
Net translation of foreign
currencies:	$(34)	$11	$(23)
Postretirement benefits liability
adjustment:
Net change due to valuation update	$9	$(3)	$6
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	$10	$(3)	$7
Net postretirement benefits liability
adjustment	$19	$(6)	$13
2007
Net unrealized depreciation, securities:
Implementation effect of
SFAS No. 155	$(18)	$6	$(12)
Net unrealized depreciation on
securities arising during the year	(189)	67	(122)
Less: reclassification adjustment for
gains included in net income	(3)	1	(2)
Net unrealized depreciation, securities	$(210)	$74	$(136)
Net unrealized depreciation,
derivatives	$(15)	$5	$(10)
Net translation of foreign
currencies:	$7	$(2)	$5
Postretirement benefits liability
adjustment:
Net change due to valuation update	$35	$(12)	$23
Plus: reclassification adjustment for
amortization of net losses from past
experience and prior service costs	47	(17)	30
Net postretirement benefits liability
adjustment	$82	$(29)	$53

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

Summarized segment financial information was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Premiums and fees, mail order pharmacy
revenues and other revenues
Health Care	$3,420	$3,039	$6,484	$6,045
Disability and Life	669	615	1,330	1,225
International	483	437	958	852
Run-off Reinsurance	14	(14)	71	(7)
Other Operations	45	49	91	96
Corporate	(14)	(13)	(27)	(25)
Total	$4,617	$4,113	$8,907	$8,186
Income (loss) from continuing operations
Health Care	$181	$168	$295	$336
Disability and Life	73	68	141	128
International	48	44	100	82
Run-off Reinsurance	42	(61)	(147)	(60)
Other Operations	22	27	44	50
Corporate	(81)	(23)	(102)	(49)
Segment earnings	285	223	331	487
Realized investment gains
(losses), net of taxes	(12)	(6)	(3)	7
Income from
continuing operations	$273	$217	$328	$494

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2008, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.8 billion as of June 30, 2008.  As of June 30, 2008, approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of June 30, 2008.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the SFAS No. 157 fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

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

The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits.  Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts; and
•	All annuitants lived to elect their benefit; and
•	All annuitants elected to receive their benefit on the next available date (2008 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2008 value of $2.1 billion with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.1 billion before reinsurance recoveries.  The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.  The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts.  The Company bears the risk of loss if its retrocessionnaires do not meet their reinsurance obligations to the Company.

Certain other guarantees. The Company had indemnification obligations to lenders of up to $244 million as of June 30, 2008 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the third quarter of 2008 through 2017.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of June 30, 2008.

To enhance investment returns, the Company guaranteed principal payments for issuers of investment grade corporate debt by entering into Dow Jones indexed credit default swaps with a notional amount of $50 million as of June 30, 2008.  The principal guarantee exposure is spread equally across 125 debt issuers.  Under these contracts, the Company receives periodic fees to provide future payment if an issuer of an underlying corporate bond defaults on scheduled payments or files for bankruptcy through 2013.  If a default or bankruptcy occurs, the Company will make payment for its portion of par value of the underlying corporate bond and may subsequently sell or hold that bond as an invested asset.  The Company has recorded an asset of less than $1 million for the fair value of these indexed credit default swaps as of June 30, 2008.

As of June 30, 2008, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  The Company had no additional liabilities for these guarantees as of June 30, 2008.

The Company had indemnification obligations as of June 30, 2008 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of June 30, 2008.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Tax Matters

Over the next 12 months, the Internal Revenue Service is expected to substantially complete its review of the Company's 2005 and 2006 consolidated federal income tax returns. However, the Company is currently unable to estimate the potential impact on the amount of unrecognized tax benefits.

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

Concentration of risk.  For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 31% of the segment’s revenues for the second quarter and six months ended June 30, 2008.  South Korea generated 45% of the segment’s earnings for the second quarter and 40% of the segment’s earnings for the six months ended June 30, 2008.  Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as exchange rate fluctuations affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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

Managed care litigation.  On April 7, 2000, several pending actions were consolidated in the United States District Court for the Southern District of Florida in a multi-district litigation proceeding captioned In re Managed Care Litigation.  The consolidated cases include Shane v. Humana, Inc., et. al. (The Company’s subsidiaries were added as defendants in August 2000), Mangieri v. CIGNA Corporation (filed December 7, 1999 in the United States District Court for the Northern District of Alabama), Kaiser and Corrigan v. CIGNA Corporation, et. al. (class of health care providers certified on March 29, 2001) and Amer. Dental Ass’n v. CIGNA Corp., et. al. (a putative class of dental providers).

In 2004, the Court approved a settlement agreement between the physician class and the Company.  A dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is proceeding to arbitration.  Separately, in April 2005, the Court approved a settlement between the Company and a class of non-physician health care providers.  Only the Amer. Dental Ass’n case remains unresolved.  On June 6, 2008, the Company filed a renewed motion to dismiss the case.

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

Broker compensation. Beginning in 2004, the Company, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation relating to their investigations of insurance broker compensation.  The Company received a subpoena from the U.S. Attorney’s Office for the Southern District of California in October 2005 and has provided information about a broker, Universal Life Resources (ULR).   In addition, in January 2006, the Company received a subpoena from the U.S. Department of Labor and is providing information to that Office about another broker.  The Company is cooperating with the inquiries and investigations.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et. al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including the Company and several other insurance holding companies) failed to disclose compensation paid to ULR and that, in return for the compensation, ULR steered clients to defendants.  The plaintiff sought injunctive relief only.  On July 9, 2007, the parties to this lawsuit entered into a non-monetary settlement in which some of the Company’s subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement did not resolve the regulator’s claim for recovery of attorneys’ fees and costs.  On March 5, 2008 the Superior Court for the State of California denied the regulator’s claim for attorneys’ fees and costs.  The regulator filed an appeal on May 5, 2008.

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

On February 13, 2008, the court entered an order dismissing plaintiffs' state law claims without prejudice and dismissed the complaint in its entirety.  The court ordered the clerk to enter judgment against plaintiffs and in favor of the defendants.  Plaintiffs filed a notice of appeal, but later dismissed the appeal of their ERISA claims.  The Company denies the allegations and will continue to vigorously defend itself in this case.

Amara cash balance pension plan litigation.  On December 18, 2001, Janice Amara filed a purported class action lawsuit, now captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. CIGNA Corporation and CIGNA Pension Plan, in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  The plaintiffs were granted class certification on December 20, 2002, and seek equitable relief.  A non-jury trial began on September 11, 2006.  Due to the court’s schedule, the proceedings were adjourned and the trial was completed on January 25, 2007.  On February 15, 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims and finding in favor of the plaintiffs on many aspects of the disclosure claims, but deferred ruling on an appropriate remedy.    Then, on June 13, 2008 the court issued a decision ordering an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post conversion CIGNA Pension Plan.  The court also ordered, among other things,  pre-judgment and post judgment interest.  The court has stayed implementation of the decision until the parties’ appeals have been exhausted.  Both parties have appealed the court’s decisions.  In the second quarter of 2008, the Company recorded a charge of  $80 million  pre-tax ($52 million after-tax), which principally reflects the Company’s current best estimate of the liabilities related to the court order.   The Company will continue to vigorously defend itself in this case.

Boon Insurance Agency.  On February 14, 2007, the Boon Insurance Agency and an affiliated company filed a complaint in Texas state court against two CIGNA subsidiaries and a co-defendant alleging breach of contract and fraudulent inducement in regard to several agreements with plaintiffs in connection with the marketing, production and servicing of voluntary health insurance policies.  The Company entered a settlement on May 9, 2008 with the Boon entities and with MEGA Life and Health Insurance Company on May 21, 2008. Charges in connection with these settlements were recorded in the Company’s first quarter 2008 10-Q filing.

Katz Patent Litigation. On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (RAKTL) filed a lawsuit in the United States District Court for the District of Delaware against numerous defendants, including the Company and certain affiliates, alleging that defendants infringed on RAKTL’s automated call processing patents.  The lawsuit was transferred to a multi-district litigation proceeding in United States District Court for the Central District of California.  Plaintiff seeks a declaration of infringement, royalties and injunctive relief, and claims treble damages and attorneys fees for alleged willful infringement.  On June 19, 2008, the court granted in part and denied in part the first of defendants' motions for summary judgment, dismissing certain claims and leaving other claims pending in the case.  Additional summary judgment motions remain to be decided and to be filed under the Court's schedule.  The parties are in settlement discussions, although the Company continues to deny the allegations and vigorously defend itself in this case.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company.  Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2008”).  Actual results may differ from the Company’s predictions.  Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on pages 56 and 57.  The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing.  Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of June 30, 2008, compared with December 31, 2007, and its results of operations for the second quarter and six months ended June 30, 2008 compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s 2007 Form 10-K, to which the reader is directed for additional information.

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

Acquisition of Great-West Healthcare

On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare” or the “acquired business”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Healthcare for a purchase price of approximately $1.5 billion, principally cash.  Great-West Healthcare primarily sells medical plans on a self-funded basis with stop loss coverage to small and mid-size employer groups.  Great-West Healthcare’s offerings also include the following specialty products:  stop loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance.  The acquisition, which was accounted for as a purchase, was financed through a combination of cash and the issuance of both short and long term debt.

In accordance with Statement of Financial Accounting  Standards  (SFAS) No. 141, “Business Combinations”, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values and may change as appraisals are finalized and as additional information becomes available.  Accordingly, approximately $290 million was allocated to intangible assets, primarily customer relationships and internal-use software. The weighted average amortization period for these intangible assets is currently estimated at eight years. The remainder, net of tangible net assets acquired, is goodwill which is currently estimated at $1.1 billion. Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

During the next several months, the Company will complete its fair value analysis of Great-West Healthcare’s tangible and intangible net assets and finalize integration plans.  The effect on tangible and intangible net assets and net income from these initiatives will continue to be refined and updated through March 31, 2009.

The results of Great-West Healthcare are included in the Company’s Consolidated Financial Statements from the date of acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$4,202	$3,757	$8,053	$7,465
Net investment income	265	279	530	559
Mail order pharmacy
revenues	286	277	582	548
Other revenues	129	79	272	173
Realized investment
gains (losses)	(19)	(11)	(5)	10
Total revenues	4,863	4,381	9,432	8,755
Benefits and expenses	4,450	4,053	8,946	8,014
Income from continuing
operations before taxes	413	328	486	741
Income taxes	140	111	158	247
Income from continuing
operations	273	217	328	494
Income (loss) from discontinued
operations, net of taxes	(1)	(19)	2	(7)
Net income	$272	$198	$330	$487
Realized investment gains
(losses) from continuing
operations, net of taxes	$(12)	$(6)	$(3)	$7

Special Items

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and income from continuing operations, presented below are special items, which management believes are not representative of the underlying results of  operations.

SPECIAL ITEMS	Pre-tax	After-tax
(In millions)	Charge	Charge
Three Months Ended June 30,
2008
Charge related to litigation matter	$(80)	$(52)
Six Months Ended June 30,
2008
Charges related to litigation matters	$(117)	$(76)

The special item for the three months ended June 30, 2008 is a charge for a litigation matter related to the CIGNA Pension Plan (see Note 14 to the Consolidated Financial Statements for additional information).  This charge is reported in Corporate.  In addition, special items for the six months ended June 30, 2008 included charges related to certain other litigation matters, which are reported in the Health Care segment.

Overview of Results of Operations

Second Quarter of 2008 Compared With the Second Quarter of 2007

Income from continuing operations for the second quarter of 2008 increased compared with the same period last year, primarily reflecting income from the guaranteed minimum income benefits (GMIB) business in the second quarter of 2008, compared with a loss in the prior year (including a $56 million after-tax charge reflecting updated assumptions for annuity election rates and lapse rates). Excluding GMIB results and the special item noted above, income from continuing operations increased, reflecting higher segment earnings in each of the Company’s ongoing operating segments.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

Income from continuing operations for the six months ended June 30, 2008 declined compared with the same period last year, reflecting higher GMIB losses, including the effect of adopting SFAS No. 157 (see page 46), and the special items noted above.  Excluding GMIB results and the special items noted above, income from continuing operations declined due to lower earnings in the Health Care Segment (see page 38) and lower realized investment results, partially offset by higher earnings in the Disability and Life (see page 44) and International (see page 45) segments.

Outlook for 2008

The Company expects full year 2008 income from continuing operations, excluding realized investment results, the results of the guaranteed minimum income benefits (GMIB) business, which includes the impact of adopting SFAS No. 157 effective January 1, 2008 (see Note 3 to the Consolidated Financial Statements), and special items, to be slightly lower than 2007 due to decreased earnings  in the Run-off Reinsurance segment, partially offset by earnings growth in the Disability and Life and International segments and earnings contribution from the Great-West Healthcare acquisition in the Health Care segment.  The Company’s outlook is subject to the factors cited in the Cautionary Statement on pages 56 and 57.

Management is not able to estimate 2008 income from continuing operations under generally accepted accounting principles because it includes realized investment gains (losses), the results of the GMIB business and special items. Information is not available for management to reasonably estimate future realized investment gains (losses), the results of the GMIB business under a new accounting standard (see Note 3 to the Consolidated Financial Statements) or special items due, in part, to interest rate and stock market volatility and other internal and external factors.  Special items for the remainder of 2008  may include potential charges associated with cost reduction initiatives.

Revenues

Total revenue increased by 11% for the second quarter and 8% for the six months ended June 30, 2008, compared with the same periods of 2007.  Changes in the components of total revenue are described more fully below.

Premiums and Fees

Premiums and fees increased 12% for the second quarter and 8% for the six months ended June 30, 2008, compared with the same periods of 2007 reflecting the impact of the acquired business, growth in the Disability and Life segment, as well as growth and rate increases in the International and Health Care segments.  See segment reporting discussions for additional detail and drivers.

Net Investment Income

Net investment income decreased 5% for the second quarter and six months ended June 30, 2008, compared with the same periods of 2007 primarily due to lower short-term interest rates and lower mortgage prepayment fee income.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased 3% for the second quarter and 6% for the six months ended June 30, 2008, compared with the same periods of 2007 due to increased script volume and rate increases.

Other Revenues

Other revenues increased 63% for the second quarter and 57% for the six months ended June 30, 2008 primarily reflecting the impact of the acquired business and gains from futures contracts associated with guaranteed minimum death benefit contracts (see page 46) of $6 million pre-tax for the second quarter and $48 million pre-tax for the six months ended June 30, 2008, compared with losses of $28 million pre-tax for the second quarter and $35 million pre-tax for the six months ended June 30, 2007.

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

The Company's most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the Company's 2007 Form 10-K beginning on page 42 and are as follows:

•	future policy benefits – guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	accounts payable, accrued expenses and other liabilities, and other assets – guaranteed minimum income benefits;
•	reinsurance recoverables for Run-off Reinsurance;
•	accounts payable, accrued expenses and other liabilities – pension liabilities; and
•	investments – fixed maturities.

The Company regularly evaluates items which may impact critical accounting estimates.  During the six months ended June 30, 2008, the Company updated the following critical accounting estimates:

Accounts Payable, Accrued Expenses and Other Liabilities, and Other Assets – Guaranteed Minimum Income Benefits.

As detailed in Note 3 to the Consolidated Financial Statements, during the six months ended June 30, 2008, the Company updated certain assumptions related to guaranteed minimum income benefit contracts to comply with a new accounting pronouncement, SFAS No. 157, “Fair Value Measurements.”  After the adoption of SFAS No. 157, the Company’s results of operations are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market–observable inputs at the close of each reporting period including risk free interest rates and market implied volatilities.  Accordingly, the Company has updated the “Effect if Different Assumptions Used” section of Critical Accounting Estimates as described on page 45 of the Company’s 2007 Form 10-K.

With the adoption of SFAS No. 157, the Company considers the various assumptions used to estimate fair values of assets and liabilities associated with these contracts in two categories.  The first group of assumptions consists of future annuitant and retrocessionaire behavior including annuity election rates, lapse rates, and mortality rates, retrocessionnaire credit risk, as well as risk and profit charges.  The Company estimates a hypothetical market participant’s view of these assumptions considering the actual and expected experience of the Company and other relevant and available industry resources.  If an unfavorable change were to occur in these assumptions, the approximate after-tax decrease in the Company's net income, net of estimated amounts recoverable, would be as follows:

•	10% decrease in mortality - $2 million
•	10% increase in annuity election rates - $5 million
•	10% decrease in lapse rates - $5 million
•	10% decrease in amounts recoverable from reinsurers (credit risk) - $30 million
•	10% increase to the risk and profit charge - $2 million

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

In addition, if annuitants’ account values as of June 30, 2008 declined by 10% due to the performance of the underlying equity and bond mutual fund investments, the approximate after-tax decrease in net income, net of estimated amounts recoverable, would be approximately $30 million.

These estimated impacts due to unfavorable changes could vary from quarter to quarter depending on the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.  The valuation process and assumptions at June 30, 2008 are described in Note 7 to the Consolidated Financial Statements.

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

For the six months ended June 30, 2008, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $54 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2007.  Actual completion factors resulted in a reduction in medical claims payable of $19 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.  Actual medical cost trend resulted in a reduction in medical claims payable of $35 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.

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

The corresponding impact of prior year development on net income was not material for the second quarter or six months ended June 30, 2008.

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

Health Care Segment

Segment Description

The Health Care segment includes medical, dental, behavioral health, prescription drug and other products and services that may be integrated to provide consumers with comprehensive health care solutions.  This segment also includes group disability and life insurance products that were historically sold in connection with certain experience-rated medical products that continue to be managed within the health care business.  These products and services are offered through a variety of funding arrangements such as guaranteed cost, retrospectively experience-rated and administrative services only arrangements.

The Company measures the operating effectiveness of the Health Care segment using the following key factors:

• segment earnings;
• membership growth;
• sales of specialty products to core medical customers;
• changes in operating expenses per member; and
• medical expense as a percentage of premiums (medical cost ratio) in the guaranteed cost business.

Results of Operations

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$3,049	$2,698	$5,753	$5,373
Net investment income	53	52	100	106
Mail order pharmacy
revenues	286	277	582	548
Other revenues	85	64	149	124
Segment revenues	3,473	3,091	6,584	6,151
Mail order pharmacy cost
of goods sold	227	225	466	444
Benefits and other expenses	2,961	2,606	5,657	5,187
Benefits and expenses	3,188	2,831	6,123	5,631
Income before taxes	285	260	461	520
Income taxes	104	92	166	184
Segment earnings	$181	$168	$295	$336
Realized investment gains/ (losses)
from continuing operations	$(1)	$2	$8	$10
Special item (after-tax)
included in segment earnings:
Charges related to
litigation matters	$-	$-	$(24)	$-

Segment earnings for the second quarter of 2008 were higher than the same period last year, primarily due to:

• earnings from the acquired business;

• higher service earnings due to increased fees, membership growth and favorable stop-loss results; and
• favorable specialty earnings due to increased penetration as well as strong performance in the direct specialty business.

These factors were partially offset by:

• lower medical margins in the experience-rated business;
• lower membership and higher medical cost ratio in the guaranteed cost business; and
• higher operating expenses reflecting higher membership and spending on growth strategies, partially offset by targeted expense reductions.

For the six months ended June 30, 2008, Health Care segment earnings reflected the special item noted, as well as a $7 million after-tax charge related to a large experience-rated life and non-medical account in run-out.  Excluding these items, Health Care segment earnings were lower than the same period last year due to:

• lower medical margins in the experience-rated business;
• lower membership and higher medical cost ratio in the guaranteed cost business; and
• higher operating expenses reflecting higher membership and spending on growth strategies, partially offset by targeted expense reductions.

These unfavorable effects were partially offset by:

• earnings from the acquired business;
• higher service earnings due to favorable stop-loss results;
• favorable specialty earnings due to increased penetration as well as strong performance in the direct specialty business; and
• an improved medical cost ratio in the Medicare Part D business.

Revenues

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Medical:
Commercial HMO[1]	$380	$589	$775	$1,220
Open Access / Other
Guaranteed Cost[2]	497	407	992	779
Voluntary/limited benefits	52	40	102	78
Total guaranteed cost	929	1,036	1,869	2,077
Experience-rated medical[3]	493	484	986	912
Dental	195	189	394	381
Medicare	101	87	196	175
Medicare Part D	87	85	190	179
Acquired business - Stop loss	188	-	188	-
Other Medical[4]	291	258	580	520
Total medical	2,284	2,139	4,403	4,244
Life and other non-medical	49	70	85	139
Acquired business - Excluding Stop loss	33	-	33	-
Total premiums	2,366	2,209	4,521	4,383
Fees[5]	556	489	1,105	990
Acquired business - Fees	127	-	127	-
Total premiums and fees	$3,049	$2,698	$5,753	$5,373

1 Premiums and/or fees associated with certain specialty products are also included.
2 Includes premiums associated with other risk-related products.
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
4 Other medical premiums include risk revenue for stop-loss and specialty products.
5 Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $24 million for the second quarter and $48 million for the six months ended June 30, 2008, and $14 million for the second quarter and $27 million for the six months ended June 30, 2007.

Premiums and fees increased by 13% for the second quarter and 7% for the six months ended June 30, 2008, compared with the same periods of 2007, primarily reflecting:

•	the impact of the acquired business;
•	increases in the experience-rated business due to membership growth and rate increases;
•	higher other medical premiums due to increased penetration and rate increases in specialty business; and
•	higher administrative service fees due to increased membership.

These factors were partially offset by a decrease in the guaranteed cost business which was due to membership declines largely in commercial HMO business partially offset by rate increases.

Net investment income increased 2% for the second quarter due to higher assets primarily related to the impact of the acquired business, partially offset by lower yields.  Net investment income decreased 6% for the six months ended June 30, 2008 reflecting lower yields and lower income on security partnerships, partially offset by higher assets as noted above.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Medical claims expense	1,900	$1,729	3,644	$3,448
Mail order pharmacy
cost of goods sold	227	225	466	444
Other benefit expenses	70	63	119	127
Other operating expenses	991	814	1,894	1,612
Total benefits and expenses	$3,188	$2,831	$6,123	$5,631

Medical claims expense increased 10% for the second quarter and 6% for the six months ended June 30, 2008 compared with the same periods in 2007 largely due to the impact of the acquired business.  In addition, higher medical cost trend was largely offset by lower risk membership.

Other operating expenses include expenses related to:

•	both retail and mail order pharmacy;
•	disease management;
•	voluntary and limited benefits;
•	Medicare claims administration businesses; and
•	integration and operating costs associated with the acquired business.

Excluding the items noted above, other operating expenses increased for the second quarter and six months ended June 30, 2008, compared with the same periods last year, primarily reflecting membership growth of 5% (excluding the acquired business) and higher spending on growth strategies, partially offset by targeted expense reductions.

Other Items Affecting Health Care Results

Medical Membership

The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims.  As of June 30, estimated medical membership was as follows:

(In thousands)	2008	2007
Guaranteed cost:
Commercial HMO	389	624
Medicare	34	32
Open access / Other guaranteed cost[1]	533	483
Total guaranteed cost excluding
voluntary/limited benefits	956	1,139
Voluntary/limited benefits	204	176
Total guaranteed cost	1,160	1,315
Experience-rated[2]	918	871
Service[3]	8,228	7,614
Acquired business[4]	1,761	-
Total medical membership	12,067	9,800

1 Includes membership associated with other risk-related products.
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
3 Includes approximately 320 thousand members related to Sagamore Health Network, which was acquired on August 1, 2007.
4 Represents members associated with Great-West Healthcare.

Operational Improvement Initiatives

The Company continues to devote its efforts to becoming the leading health service organization.  As such, the Company is focused on several initiatives including developing and enhancing a consumer focused service model.  This effort is expected to require significant investments over the next 3 to 5 years.  These investments are expected to enable the Company to grow its membership and to improve operational effectiveness and profitability by developing innovative products and services that promote consumer engagement at a competitive cost.  Executing on these operational improvement initiatives is critical to attaining a leadership position in the health care marketplace.

The operational improvement initiatives currently underway are discussed below.

Offering products that meet emerging consumer and market trends. In order to meet emerging consumer and market trends, the Company’s suite of products (CIGNATURE®, CareAlliesSM, and CIGNA Choice Fund®) offers various options to consumers and employers and are key to our consumer engagement strategy.  Offerings include: choice of benefit, participating provider network, funding, medical management, and health advocacy options.  Through the CIGNA Choice Fund®, the Company offers a set of consumer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables consumers to make effective health decisions using information tools provided by the Company.

Underwriting and pricing products effectively.  One of the Company’s key priorities is to achieve strong profitability in a competitive health care market.  The Company is focused on effectively managing pricing and underwriting decisions at both the case and overall book of business level, particularly for the guaranteed cost and experience-rated businesses.

Profitably growing medical membership. The Company continues to focus on growing its medical membership by:

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

The Company is also focused on segment expansion most notably in the voluntary, individual and small employer (less than 250 employees) and senior segments.  As part of its effort to achieve these objectives, the Company completed its acquisition of Great-West Healthcare of Denver, Colorado on April 1, 2008. This acquisition will enable the Company to broaden its distribution reach and provider network, particularly in the western regions of the United States, and expand the range of health benefits and products it offers.

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

Delivering quality member and provider service.  The Company is focused on delivering competitive service to members, providers and customers. The Company believes that further enhancing quality service can improve member retention and, when combined with useful health information and tools, can help motivate members to become more engaged in their personal health, and will help promote healthy outcomes thereby removing cost from the system.  The evolution of the consumer-driven healthcare market is driving increased product and service complexity and is raising consumers’ expectations with respect to service levels, which is expected to require significant investment, management attention and heightened interaction with customers.

The Company is focused on the development and enhancement of a service model that is capable of meeting the challenges brought on by the increasing product and service complexity and the heightened expectations of health care consumers.  The Company continues to make significant investments (as discussed below) in the development and implementation of systems and technology to improve the member and provider service experience, enhance its capabilities and improve its competitive position.

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

The Company’s health advocacy capabilities support its recent membership growth.  The Company must be able to deliver those capabilities efficiently and cost-effectively.  The Company continues to identify additional cost savings to further improve its competitive cost position.  Savings generated from the Company’s operating efficiency initiatives provide capital to make investments that will enhance its capabilities in the areas of consumer engagement, particularly product development, the delivery of member service and health advocacy and related technology.

Disability and Life Segment

Segment Description

The Disability and Life segment includes group disability, life, accident and specialty insurance and case management for disability and workers’ compensation.

Key factors for this segment are:

•	premium growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$638	$580	$1,269	$1,157
Net investment income	64	68	128	137
Other revenues	31	35	61	68
Segment revenues	733	683	1,458	1,362
Benefits and expenses	631	587	1,260	1,183
Income before taxes	102	96	198	179
Income taxes	29	28	57	51
Segment earnings	$73	$68	$141	$128
Realized investment losses,
net of taxes	$(4)	$(3)	$(6)	$(1)

Segment earnings include the favorable after-tax impact of reserve studies of $8 million for the second quarter and $11 million for the six months ended June 30, 2008, compared with $10 million for the second quarter and six months ended June 30, 2007.  Excluding the impact of the reserve studies, segment earnings increased 12% for the second quarter of 2008, compared with the same period last year, reflecting:

•	favorable claims experience in the disability insurance business primarily attributable to strong disability management; and
•	favorable claims experience in the accident and specialty insurance businesses.

These factors were partially offset by less favorable claims experience in the life insurance business and lower net investment income primarily due to lower average assets and lower average yields.

Excluding the impact of the reserve studies, segment earnings increased 10% for the six months ended June 30, 2008, compared with the same period last year, reflecting:

•	favorable claims experience in the disability insurance business primarily attributable to strong disability management;
•	favorable claims experience in the specialty insurance business; and
•	effective operating expense management.

These factors were partially offset by less favorable claims experience in the life insurance business and lower net investment income primarily due to lower average assets and lower average yields.

Revenues

Premiums and fees increased 10% for the second quarter and six months ended June 30, 2008, compared with the same periods last year, reflecting new sales growth and strong customer retention.

Benefits and Expenses

Benefits and expenses increased 7% for the second quarter of 2008, compared with the same period last year, reflecting overall business growth, partially offset by a lower loss ratio.  The lower loss ratio was driven by favorable claims experience in the disability, accident and specialty businesses, partially offset by less favorable claims experience in the life business.

Benefits and expenses increased 7% for the six months ended June 30, 2008, compared with the same period last year, reflecting overall business growth, partially offset by lower loss and expense ratios.  The lower loss ratio was driven by favorable claims experience in the disability and specialty businesses, partially offset by less favorable claims experience in the life and accident businesses.  The lower expense ratio was driven by continued focus on operating expense management.

International Segment

Segment Description

The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.

The key factors for this segment are:

•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	operating expense as a percentage of earned premium (expense ratio).

Results of Operations

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$479	$436	$951	$850
Net investment income	19	18	39	38
Other revenues	4	1	7	2
Segment revenues	502	455	997	890
Benefits and expenses	427	386	842	762
Income before taxes	75	69	155	128
Income taxes	27	25	55	46
Segment earnings	$48	$44	$100	$82

International segment earnings increased 9% for the second quarter and 22% for the six months ended June 30, 2008, compared with the same periods last year, reflecting continued growth in the life, accident and supplemental health insurance business, and the expatriate employee benefits business as well as continued competitively strong margins.

Revenues

Premiums and fees.  The increase in premiums and fees of 10% for the second quarter and 12% for the six months ended June 30, 2008, compared with the same periods last year, was primarily attributable to new sales growth in the life, accident and supplemental health insurance operations, particularly in South Korea, and membership growth in the expatriate employee benefits business.  These increases also reflect appropriate renewal pricing on existing business.

Premiums and fees, excluding the effect of foreign currency changes, were $483 million for the second quarter and $946 million for the six months ended June 30, 2008, compared with $424 million for the second quarter and $824 million for the six months ended June 30, 2007.

Benefits and Expenses

Benefits and expenses increased 11% for the second quarter and 10% for the six months ended June 30, 2008, compared to the same periods last year, primarily due to business growth in all lines of business.

Loss ratios decreased for the second quarter and six months ended June 30, 2008, in the life accident and supplemental health and the expatriate benefits businesses due to favorable claims experience.

Expense ratios decreased for the second quarter and six months ended June 30, 2008, in the life accident and supplemental health business associated with effective expense management, while the expense ratios increased in the expatriate benefits business as a result of higher expenses due to growth initiatives.

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 31% of the segment’s revenues for the second quarter and six months ended June 30, 2008.  South Korea generated 45% of the segment’s earnings for the second quarter and 40% of the segment’s earnings for the six months ended June 30, 2008.  Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as exchange rate fluctuations affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

During the second quarter of 2008, although South Korea reported continued revenue growth, earnings were impacted negatively by the weakening of the Korean Won as well as somewhat lower persistency.

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

The determination of liabilities for GMIB requires the Company to make critical accounting estimates.  The Company has updated these assumptions and the effects of hypothetical changes in those assumptions in connection with the implementation of SFAS No. 157.  See page 36 for additional information.

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

Segment Summary

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2008, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Results of Operations

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$9	$14	$25	$29
Net investment income	23	21	45	45
Other revenues	5	(28)	46	(36)
Segment revenues	37	7	116	38
Benefits and expenses	(23)	102	352	140
Income (loss) before income
taxes (benefits)	60	(95)	(236)	(102)
Income taxes (benefits)	18	(34)	(89)	(42)
Segment earnings (loss)	$42	$(61)	$(147)	$(60)
Realized investment gains
(losses), net of taxes	$(4)	$(1)	$(2)	$1
Results of GMIB business (after-tax)
included in segment earnings (loss):
Charge on adoption of SFAS
No. 157 for GMIB contracts	$-	$-	$(131)	$-
Results of GMIB business
excluding charge on adoption	$34	$(61)	$(30)	$(76)

Excluding the results of the GMIB business, segment earnings for Run-off Reinsurance for the second quarter of 2008, improved from the same period last year, reflecting favorable settlement activity.

Excluding the charge on adoption of SFAS No. 157 (see Note 3 to the Consolidated Financial Statements) and results of the GMIB business, segment earnings for Run-off Reinsurance for the six months ended June 30, 2008, were lower than the same period last year, reflecting less favorable settlement activity.

Other Revenues

The Company maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts.   Other revenues included pre-tax gains from futures contracts of $6 million for the second quarter and $48 million for the six months ended June 30, 2008, compared with pre-tax losses of $28 million for the second quarter and $35 million for the six months ended June 30, 2007.  Expense offsets reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses.  The notional amount of the futures contract positions held by the Company at June 30, 2008 related to this program was $888 million.

Benefits and Expenses

Benefits and expenses  were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
GMIB (income) expense	$(49)	$96	$255	$120
Other benefits and expenses	26	6	97	20
Benefits and expenses	$(23)	$102	$352	$140

GMIB Expense
GMIB expense for the six months ended June 30, 2008 includes a pre-tax charge of $202 million for the adoption of SFAS No. 157, which is discussed in Note 3 to the Consolidated Financial Statements.   GMIB expense for the second quarter and six months ended June 30, 2007 includes a pre-tax charge of $86 million related to updated assumptions for annuity election and lapse rates. After the adoption of SFAS No. 157 in 2008, the Company’s results of operations are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market–observable inputs at the close of each reporting period including risk free interest rates and market implied volatilities.

Excluding the charges discussed above, the GMIB business generated pre-tax gains of $49 million in the second quarter of 2008 primarily driven by increases in risk free interest rates, compared with pre-tax expense of $10 million for the second quarter of 2007 due to unfavorable annuitization experience, partially offset by increases in equity markets and interest rates driving decreases in GMIB assets and liabilities.  For the six months ended June 30, 2008, the GMIB business generated additional pre-tax expense of $53 million primarily as a result of declines in equity markets since December 31, 2007.  For the six months ended June 30, 2007, the GMIB business generated additional pre-tax expense of $34 million, as a result of unfavorable annuitization experience.

The GMIB liabilities and related assets are calculated using a complex internal model and assumptions, that in 2008 are from the viewpoint of a hypothetical market participant.  This resulting liability (and related asset) is higher than the Company believes will  ultimately be required primarily because risk free interest rates are used to project growth in account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant.  The Company’s payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected.  The Company does not believe that current risk free interest rates reflect actual growth expected for the underlying mutual funds over that timeframe, and therefore believes that the recorded liability and related asset are in excess of what will ultimately be required as this business runs off.

Other Benefits and Expenses
Other benefits and expenses were higher for the second quarter and six months ended June 30, 2008 than the comparable periods in 2007 due to the impact of changes in the equity markets on guaranteed minimum death benefit contracts.  Equity markets decreased in 2008 while they increased in 2007 leading to higher benefits expense in 2008.  The changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.  Other operating expenses were lower for the second quarter and six months ended June 30, 2008 than the comparable periods in 2007 due to lower legal expenses.

Other Operations Segment

Segment Description

Other Operations consist of:

•	non-leveraged and leveraged corporate–owned life insurance (COLI);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•	run-off settlement annuity business.

Results of Operations

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$27	$29	$55	$56
Net investment income	105	112	209	219
Other revenues	18	20	36	40
Segment revenues	150	161	300	315
Benefits and expenses	117	120	234	240
Income before taxes	33	41	66	75
Income taxes	11	14	22	25
Segment earnings	$22	$27	$44	$50
Realized investment losses,
net of taxes	$(3)	$(4)	$(3)	$(3)

Segment earnings for Other Operations for the second quarter and six months ended June 30, 2008 declined compared with the same periods last year, reflecting lower results from the COLI business driven by less favorable mortality and lower interest margins reflecting a shift in product mix due to the movement of assets from the general account to separate accounts, and lower interest rates, as well as the continuing decline in deferred gain amortization associated with sold businesses.

Corporate

Description

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, certain litigation matters, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.

FINANCIAL SUMMARY	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Segment loss	$(81)	$(23)	$(102)	$(49)
Special item (after-tax)
included in segment loss:
Charge related to
litigation matter	$(52)	$-	$(52)	$-

Excluding the special item noted above, Corporate results for the second quarter and six months ended June 30, 2008, compared with the same periods last year, primarily reflect higher net interest expense attributable to lower invested assets and increased debt to finance the acquired business, partially offset by lower directors’ expenses due to reduced deferred compensation obligations caused by a decline in the Company’s stock price.

DISCONTINUED OPERATIONS

Discontinued operations for the second quarter of 2008 included a loss of $1 million after-tax related to the sale of the Brazilian life insurance operations.  Discontinued operations for the six months ended June 30, 2008, also included a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.

Discontinued operations for the second quarter and six months ended June 30, 2007 reflected an impairment loss associated with the sale of the Chilean insurance operations, which was completed in the third quarter of 2007, and realized gains from the disposition of certain directly-owned real estate investments.

INDUSTRY DEVELOPMENTS AND OTHER MATTERS

The industry is under continuing review by government agencies and regulators with respect to payment practices.  On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, a system used to calculate payments for services provided by out-of-network providers.  The Company has received  subpoenas from the New York Attorney General’s office in connection with this investigation and is responding appropriately.  In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information.  The Company is responding appropriately.  The Company is also a defendant in a putative class action brought on behalf of members asserting that due to the use of Ingenix data, the Company improperly underpaid claims.  The Company denies the allegations and will vigorously defend itself in the case. The Company is also a defendant in a putative class action brought on behalf of members asserting that the Company conspired with other health care company defendants in violation of the RICO statute and the Sherman Antitrust Act to improperly depress reimbursements for out-of-network benefits. The Company denies the allegations and will vigorously defend itself in the case.

In addition to the above referenced developments, there are certain other matters that present significant uncertainty, which could result in a material adverse impact on the Company's consolidated results of operations.  See Note 14 to the Consolidated Financial Statements for further information.

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

The Company’s subsidiaries generate most of the cash flow from operating activities.  These cash flows are typically invested in fixed income securities with a duration that matches the liabilities.

Liquidity requirements at the parent level generally consist of:

•	debt service and dividend payments to shareholders; and
•	pension plan funding.

The parent normally meets its liquidity requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	collecting dividends from its subsidiaries; and
•	using proceeds from issuance of debt and equity securities.

Cash flows for the six months ended June 30, 2008 were as follows:

(In millions)	2008	2007
Operating activities	$559	$418
Investing activities	$(2,347)	$(104)
Financing activities	$623	$(603)

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

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment, which includes capitalized software, as well as cash used to acquire businesses.

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

2008:

Operating activities

For the six months ended June 30, 2008, cash flows from operating activities were less than adjusted income from operations by $128 million, including cash inflows of $48 million associated with futures contracts used by the Run-off Reinsurance segment which did not affect net income.  Excluding those inflows, cash flows from operating activities were less than adjusted income from operations by $176 million, primarily reflecting annual payments of incentive compensation in the first quarter and the timing of payments for litigation matters, reinsurance premiums, experience-rated refunds and premium taxes.

Cash flows from operating activities for the six months ended June 30, 2008 increased by $141 million compared with the six months ended June 30, 2007.  Excluding the results of the futures contracts used by the Run-off Reinsurance segment (which did not affect net income), the increase was $58 million.  The increase in 2008 primarily reflects more favorable receivable collections in 2008.

Investing activities

The Company used net cash of $1.3 billion to fund the acquisition of Great-West Healthcare.  Excluding this item, cash used in investing activities was $1.0 billion.  This use of cash primarily consisted of net purchases of investments of $910 million and net purchases of property and equipment of $128 million.

Financing activities

Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt and long-term debt of $425 million and $298 million, respectively.  These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare.  Financing activities also included net deposits to contractholder deposit funds of $104 million and proceeds from the issuance of common stock under the Company's stock plans of $35 million and dividends on and repurchases of common stock of $231 million.

2007:

Operating activities

For the six months ended June 30, 2007, cash flows from operating activities were lower than adjusted income from operations by $240 million, partially due to cash outflows of $35 million associated with futures contracts used by the Run-off Reinsurance segment which did not affect net income.  Excluding those outflows, cash flows from operating activities were less than adjusted income from operations by $205 million, primarily reflecting annual payments of incentive compensation in the first quarter, unfavorable receivable collections, payments of experience refund liabilities, and settlement of the shareholder lawsuit.

Investing activities

Cash used in investing activities was funded from cash flow from operating activities, and primarily consisted of net purchases of investments of $58 million and net purchases of property and equipment of $35 million.

Financing activities

Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $945 million and repayment of  debt of $378 million, partially offset by proceeds from the issuance of debt of $498 million and proceeds from the issuance of common stock under the Company’s stock plans of $218 million.

Interest Expense

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Interest expense	$37	$32	$68	$61

The increase in interest expense for the second quarter and six months ended June 30, 2008, compared with the same periods last year, was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition.

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

The Company maintains a share repurchase program.  From January 1, 2008 through July 31, 2008, the Company repurchased 6.7 million shares through this program at an average share price of $39.34 per share for an aggregate cost of $264 million. On July 23, 2008, the Company's Board of Directors increased the share repurchase authority by $500 million. The total remaining authority as of August 1, 2008 was $564 million.  See the table in Part II, Item 2 of this Form 10-Q for more information on share repurchase activity for the second quarter ended June 30, 2008.

On March 4, 2008, the Company issued $300 million of 6.35% Notes (with an effective interest rate of 6.68% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2008.  The proceeds of this debt were used for general corporate purposes, including financing the acquisition of Great-West Healthcare.  These Notes will mature on March 15, 2018.  The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or
•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 40 basis points.

On March 14, 2008, the Company entered into a new commercial paper program.  Under the program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the program, the Company may use the Credit Agreement (see below) for funding. As of June 30, 2008, the Company had $427 million in commercial paper outstanding, at a weighted average interest rate of 2.94%, used to finance the Great-West Healthcare acquisition and for other corporate purposes.

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There were no amounts outstanding under the credit facility nor any letters of credit issued as of June 30, 2008.

Liquidity and Capital Resources Outlook

The availability of resources at the parent/holding company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines.  At June 30, 2008, there was approximately $100 million in cash available at the parent/holding company level.   There are no scheduled long-term debt repayments in 2008 or 2009 and no pension plan funding requirements in 2008. In 2009, based on current information, the Company would be required to make cash contributions in the range of $150 million to $400 million pre-tax ($100 million to $260 million after-tax) to its domestic pension plan.  The amount and timing of cash contributions in 2009 could vary significantly from this estimate based on actual returns on pension assets for the remainder of 2008 and discount rates as of December 31, 2008, both of which are highly unpredictable.  The Company expects, based on current projections for cash activity (including projections for dividends from subsidiaries), to have sufficient liquidity to meet its obligations.  If the Company’s projections are not realized, the demand for funds could exceed available cash if:

•	regulatory restrictions prevent the insurance and HMO subsidiaries from distributing cash to the parent company;
•	a substantial increase in funding is required for the Company’s program to reduce the equity market risks associated with the guaranteed minimum death benefit contracts; or
•	a substantial increase in funding is required for the Company’s pension plan.

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

Contractual obligations.  The Company has updated its contractual obligations previously provided on page 59 of the Company’s 2007 Form 10-K for certain items as follows:

•
other long-term liabilities associated with guaranteed minimum income benefits contracts as a result of the unfavorable equity market and interest rate environment during the six months ended June 30, 2008;

•	short-term debt as a result of issuing commercial paper in the first quarter of 2008;
•	long-term debt, including scheduled interest payments, as a result of issuing $300 million in Notes in the first quarter of 2008; and
•	future net minimum rental payments under non-cancelable operating leases, as a result of the impact of the acquired business.

		Less
(In millions, on an		than 1	1-3	4-5	After 5
undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Other long-term
liabilities	$839	$268	$277	$98	$196
Off-Balance Sheet:
Operating leases	$522	$102	$184	$115	$121

As a result of debt issuances in 2008, the Company's contractual obligations increased by $919 million, which includes scheduled interest payments. See page 52 for additional information.

INVESTMENT ASSETS

The Company’s investment assets do not include separate account assets.  Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 7, 8 and 12 to the Consolidated Financial Statements and in Notes 2, 10, 11 and 14 to the Consolidated Financial Statements  in the Company’s 2007 Form 10-K.

Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and trading securities.  Fixed maturities and equity securities include hybrid securities. Fair values are based on quoted market prices when available.  When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality.  In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.

The Company performs ongoing analyses on prices to conclude that they represent reasonable estimates of fair value.  This process involves quantitative and qualitative analysis and is overseen by the Company’s investment professionals.  This process also includes review of pricing methodologies, pricing statistics and trends and backtesting recent trades.

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

The Company recognizes interest income on “problem” bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the second quarter and six months ended June 30, 2008 and 2007.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
June 30, 2008
Problem bonds	$55	$(37)	$18
Potential problem bonds	$25	$-	$25
Potential problem
commercial mortgage loans	$69	$-	$69
December 31, 2007
Problem bonds	$47	$(30)	$17
Potential problem bonds	$34	$(9)	$25
Potential problem
commercial mortgage loans	$70	$-	$70
Foreclosed real estate	$16	$(3)	$13

Summary

The Company recorded $8 million after-tax for the second quarter and $18 million after-tax for the six months ended June 30, 2008, compared with $6 million after-tax for the second quarter and six months ended June 30, 2007, in realized investment losses for investment asset write-downs and changes in valuation reserves due largely to the impact of rising interest rates on investments where the Company cannot demonstrate the intent and ability to hold until recovery.

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

The Company uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values.  The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and Euro would have been a decrease of approximately $90 million in the fair value of the futures contracts outstanding under this program as of June 30, 2008.  A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar.  See Note 6 to the Consolidated Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit and guaranteed minimum income benefit contracts (see page 46); and
•	pension liabilities because equity securities comprise a significant portion of the assets of the Company’s employee pension plans.

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

4.
risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, government investigations and proceedings, and tax audits;

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

12.
adjustments to the assumptions (including annuity election rates and reinsurance) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

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

20.
the ability to successfully integrate and operate the businesses acquired from Great-West by, among other things, renewing insurance and administrative services contracts on competitive terms, retaining and growing membership, realizing revenue, expense and other synergies, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel; and

21.
the ability of the Company to execute its growth plans by successfully managing Great-West Healthcare’s outsourcing projects and leveraging the Company's capabilities and those of the business acquired from Great-West to further enhance the combined organization’s network access position, underwriting effectiveness, delivery of quality member and provider service, and increased penetration of its membership base with differentiated product offerings.

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

In its Form 10-K for the year ended December 31, 2007 and its Form 10-Q for the quarter ended March 31, 2008, CIGNA described the In re Managed Care Litigation.  With respect to the pending Amer. Dental Ass’n case, on June 6, 2008 the Company filed a renewed motion to dismiss the case. With respect to CIGNA's pursuit of recovery from additional insurers following the settlement of the multi-district litigation, the court ruled on March 19, 2008 that the Company is not entitled to insurance recoveries from one of the insurers. CIGNA has appealed that decision.

In CIGNA's Form 10-K for the year ended December 31, 2007, the Company described The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California  v. Universal Life Resources, which was pending in the Superior Court of the State of California for the County of San Diego.  On March 5, 2008, the court denied the regulator’s claim for attorneys’ fees and costs.  The regulator filed an appeal on May 5, 2008.

In its Form 10-K for the year ended December 31, 2007 and its Form 10-Q for the quarter ended March 31, 2008, the Company described the Amara Cash Balance Pension Plan Litigation in the United States District Court for the District of Connecticut.    On June 13, 2008 the court issued a decision ordering an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post conversion CIGNA Pension Plan.  The court also ordered, among other things, pre-judgment and post-judgment interest.  The court has stayed implementation of the decision until the parties’ appeals have been exhausted.    Both parties have appealed the court’s decisions.  In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company's current best estimate of the liabilities related to the court order.  The Company will continue to vigorously defend itself in this case.

Item 1A.  Risk Factors

CIGNA's Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed description of its risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended June 30, 2008:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Apr 1-30, 2008	33,455	$41.06	0	$327,342,931
May 1-31, 2008	3,235,117	$40.54	3,233,400	$196,255,985
Jun 1-30, 2008	2,300,744	$39.72	2,300,000	$104,893,712
Total	5,569,316	$40.20	5,533,400
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 33,455 shares in April, 1,717 shares in May and 744 shares in June.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement.  Remaining authorization under the program was approximately $105 million as of June 30, 2008.  On July 23, 2008, CIGNA's Board of Directors increased the share repurchase authority by $500 million.  The total remaining authority was $564 million as of August 1, 2008.  CIGNA has effected in the past, and may continue from time to time to effect, open market purchases of CIGNA common stock through 10b5-1 plans, which allow a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

 Item 4.    Submission of Matters to a Vote of Security Holder

CIGNA held its annual meeting of shareholders on April 23, 2008. As of February 25, 2008, the record date for the meeting, 280,221,928 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 236,729,553 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all four nominees to the Board of Directors, ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2008, approved the amendment of Article Fourth of the Company’s Restated Certificate of Incorporation, approved the amendment of Article Fifth of the Company’s Restated Certificate of Incorporation, and approved the amendment of Article Tenth of the Company’s Restated Certificate of Incorporation.

		Votes For	Votes Against	Abstained
1.	Election of four directors for terms expiring in 2011:
	Peter N. Larson	229,223,334	4,638,814	2,867,405
	Roman Martinez IV	232,454,692	1,348,757	2,926,104
	Carol Cox Wait	215,165,703	18,808,953	2,754,897
	William D. Zollars	150,009,424	83,872,420	2,847,709

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as CIGNA's independent registered public accounting firm for 2008	228,790,069	5,311,553	2,627,931

3.	Approval of the proposed amendments to Article Fourth of the Company’s Restated Certificate of Incorporation	232,351,813	1,380,097	2,997,643

4.	Approval of the proposed amendments to Article Fifth of the Company’s Restated Certificate of Incorporation	232,551,718	1,117,157	3,060,678

5.	Approval of the proposed amendments to Article Tenth of the Company’s Restated Certificate of Incorporation	232,684,084	1,010,705	3,034,764

Item 6.             Exhibits

(a)                   See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CIGNA CORPORATION

By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date:  August 1, 2008

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant, effective as of April 29, 2008	Filed as Exhibit 3.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

3.2	By-laws of the registrant, effective as of April 23, 2008	Filed as Appendix A (pages A-1 through A-17) to the registrant’s definitive proxy statement filed March 20, 2008 and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1