Form 10-Q
period 2008-09-30
CIGNA CORP
filed 2008-10-30
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes _   No x

      As of October 17, 2008, 271,723,618 shares of the issuer's common stock were outstanding.

CIGNA CORPORATION

As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CIGNA Corporation
Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Revenues
Premiums and fees	$4,112	$3,744	$12,165	$11,209
Net investment income	272	281	802	840
Mail order pharmacy revenues	300	278	882	826
Other revenues	191	83	463	256
Realized investment gains (losses)	(23)	27	(28)	37
Total revenues	4,852	4,413	14,284	13,168
Benefits and Expenses
Health Care medical claims expense	1,806	1,659	5,450	5,107
Other benefit expenses	1,062	837	2,907	2,507
Mail order pharmacy cost of goods sold	238	225	704	669
Guaranteed minimum income benefits expense	98	-	353	120
Other operating expenses	1,416	1,190	4,152	3,522
Total benefits and expenses	4,620	3,911	13,566	11,925
Income from Continuing Operations
before Income Taxes	232	502	718	1,243
Income taxes (benefits):
Current	65	125	274	420
Deferred	(3)	14	(54)	(34)
Total taxes	62	139	220	386
Income from Continuing Operations	170	363	498	857
Income (Loss) from Discontinued Operations, Net of Taxes	1	2	3	(5)
Net Income	$171	$365	$501	$852
Earnings Per Share - Basic:
Income from continuing operations	$0.62	$1.30	$1.80	$3.01
Income (loss) from discontinued operations	0.01	-	0.01	(0.02)
Net income	$0.63	$1.30	$1.81	$2.99
Earnings Per Share - Diluted:
Income from continuing operations	$0.62	$1.28	$1.78	$2.95
Income (loss) from discontinued operations	-	-	0.02	(0.01)
Net income	$0.62	$1.28	$1.80	$2.94
Dividends Declared Per Share	$-	$0.010	$0.040	$0.028

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets
		Unaudited
		As of September 30,		As of December 31,
(In millions, except per share amounts)		2008		2007
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,777; $11,409)		$11,892		$12,081
Equity securities, at fair value (cost, $140; $127)		127		132
Commercial mortgage loans		3,558		3,277
Policy loans		1,553		1,450
Real estate		51		49
Other long-term investments		576		520
Short-term investments		64		21
Total investments		17,821		17,530
Cash and cash equivalents		1,078		1,970
Accrued investment income		251		233
Premiums, accounts and notes receivable		1,627		1,405
Reinsurance recoverables		7,048		7,331
Deferred policy acquisition costs		816		816
Property and equipment		791		625
Deferred income taxes, net		1,010		794
Goodwill		2,859		1,783
Other assets, including other intangibles		1,089		536
Separate account assets		6,386		7,042
Total assets		$40,776		$40,065
Liabilities
Contractholder deposit funds		$8,555		$8,594
Future policy benefits		8,069		8,147
Unpaid claims and claim expenses		4,089		4,127
Health Care medical claims payable		1,054		975
Unearned premiums and fees		457		496
Total insurance and contractholder liabilities		22,224		22,339
Accounts payable, accrued expenses and other liabilities		5,105		4,127
Short-term debt		315		3
Long-term debt		2,090		1,790
Nonrecourse obligations		14		16
Separate account liabilities		6,386		7,042
Total liabilities		36,134		35,317
Contingencies — Note 15
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,498		2,474
Net unrealized appreciation (depreciation), fixed maturities	$(107)		$140
Net unrealized appreciation, equity securities	9		7
Net unrealized depreciation, derivatives	(16)		(19)
Net translation of foreign currencies	(18)		61
Postretirement benefits liability adjustment	(122)		(138)
Accumulated other comprehensive income (loss)		(254)		51
Retained earnings		7,582		7,113
Less treasury stock, at cost		(5,272)		(4,978)
Total shareholders’ equity		4,642		4,748
Total liabilities and shareholders’ equity		$40,776		$40,065
Shareholders’ Equity Per Share		$17.05		$16.98

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions)
	Unaudited
Three Months Ended September 30,	2008		2007
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, September 30		$88		$88
Additional Paid-In Capital, July 1		2,493		2,460
Effect of issuance of stock for employee benefit plans		5		5
Additional Paid-In Capital, September 30		2,498		2,465
Accumulated Other Comprehensive Loss, July 1		(84)		(257)
Net unrealized appreciation (depreciation), fixed maturities	$(133)	(133)	$51	51
Net unrealized appreciation (depreciation), equity securities	2	2	(3)	(3)
Net unrealized appreciation (depreciation) on securities	(131)		48
Net unrealized appreciation (depreciation), derivatives	14	14	(1)	(1)
Net translation of foreign currencies	(56)	(56)	18	18
Postretirement benefits liability adjustment	3	3	16	16
Other comprehensive income (loss)	(170)		81
Accumulated Other Comprehensive Loss, September 30		(254)		(176)
Retained Earnings, July 1		7,412		6,513
Net income	171	171	365	365
Effects of issuance of stock for employee benefit plans		(1)		(10)
Common dividends declared		-		(3)
Retained Earnings, September 30		7,582		6,865
Treasury Stock, July 1		(5,155)		(4,795)
Repurchase of common stock		(125)		(236)
Other, primarily issuance of treasury stock for employee
benefit plans		8		25
Treasury Stock, September 30		(5,272)		(5,006)
Total Comprehensive Income and Shareholders’ Equity	$1	$4,642	$446	$4,236

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity
(In millions)
	Unaudited
Nine Months Ended September 30,	2008		2007
	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity
Common Stock, January 1		$88		$40
Effect of issuance of stock for stock split		-		48
Common Stock, September 30		88		88
Additional Paid-In Capital, January 1		2,474		2,451
Effect of issuance of stock for employee benefit plans		24		62
Effect of issuance of stock for stock split		-		(48)
Additional Paid-In Capital, September 30		2,498		2,465
Accumulated Other Comprehensive Income (Loss),
January 1 prior to implementation effect		51		(169)
Implementation effect of SFAS No.155		-		(12)
Accumulated Other Comprehensive Income (Loss),
January 1 as adjusted		51		(181)
Net unrealized depreciation, fixed maturities	$(247)	(247)	$(73)	(73)
Net unrealized appreciation (depreciation), equity securities	2	2	(3)	(3)
Net unrealized depreciation on securities	(245)		(76)
Net unrealized appreciation (depreciation), derivatives	3	3	(11)	(11)
Net translation of foreign currencies	(79)	(79)	23	23
Postretirement benefits liability adjustment	16	16	69	69
Other comprehensive income (loss)	(305)		5
Accumulated Other Comprehensive Loss, September 30		(254)		(176)
Retained Earnings, January 1 prior to
implementation effects		7,113		6,177
Implementation effect of SFAS No. 155		-		12
Implementation effect of FIN 48		-		(29)
Retained Earnings, January 1 as adjusted		7,113		6,160
Net income	501	501	852	852
Effects of issuance of stock for employee benefit plans		(21)		(139)
Common dividends declared		(11)		(8)
Retained Earnings, September 30		7,582		6,865
Treasury Stock, January 1		(4,978)		(4,169)
Repurchase of common stock		(347)		(1,158)
Other, primarily issuance of treasury stock for employee
benefit plans		53		321
Treasury Stock, September 30		(5,272)		(5,006)
Total Comprehensive Income and Shareholders’ Equity	$196	$4,642	$857	$4,236

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows
	Unaudited
(In millions)	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$501	$852
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(3)	5
Insurance liabilities	185	17
Reinsurance recoverables	47	59
Deferred policy acquisition costs	(74)	(79)
Premiums, accounts and notes receivable	16	(120)
Other assets	(425)	(125)
Accounts payable, accrued expenses and other liabilities	717	76
Current income taxes	(5)	54
Deferred income taxes	(54)	(34)
Realized investment (gains) losses	28	(37)
Depreciation and amortization	181	147
Gains on sales of businesses (excluding discontinued operations)	(28)	(36)
Mortgage loans originated and held for sale	-	(4)
Other, net	(36)	(9)
Net cash provided by operating activities	1,050	766
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	1,123	657
Equity securities	5	25
Commercial mortgage loans	48	1,219
Other (primarily short-term and other long-term investments)	279	166
Investment maturities and repayments:
Fixed maturities	660	662
Commercial mortgage loans	31	96
Investments purchased:
Fixed maturities	(2,237)	(1,711)
Equity securities	(18)	(13)
Commercial mortgage loans	(359)	(608)
Other (primarily short-term and other long-term investments)	(344)	(311)
Property and equipment sales	-	74
Property and equipment purchases	(179)	(183)
Acquisition of Great-West Healthcare, net of cash acquired	(1,301)	-
Cash provided by investing activities of discontinued operations	-	65
Other (primarily other acquisitions/dispositions)	(12)	(45)
Net cash provided by (used in) investing activities	(2,304)	93
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	989	893
Withdrawals and benefit payments from contractholder deposit funds	(901)	(920)
Change in cash overdraft position	(3)	36
Net change in short-term debt	312	-
Net proceeds on issuance of long-term debt	297	498
Repayment of long-term debt	-	(378)
Repurchase of common stock	(340)	(1,185)
Issuance of common stock	37	231
Common dividends paid	(14)	(8)
Net cash provided by (used in) financing activities	377	(833)
Effect of foreign currency rate changes on cash and cash equivalents	(15)	3
Net increase (decrease) in cash and cash equivalents	(892)	29
Cash and cash equivalents, beginning of period	1,970	1,392
Cash and cash equivalents, end of period	$1,078	$1,421
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$267	$327
Interest paid	$96	$83

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

Discontinued operations for the third quarter of 2008 included a gain of $1 million after-tax from the settlement of certain issues related to a past divestiture. Discontinued operations for the nine months ended September 30, 2008 included a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.

Discontinued operations for the third quarter and nine months ended September 30, 2007 reflected a tax benefit associated with the disposition of Lovelace Health Systems, Inc. in 2003, an impairment loss associated with the sale of the Chilean insurance operations, and realized gains from the disposition of certain directly-owned real estate investments.

Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

Great-West Healthcare Acquisition.  On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare” or the “acquired business”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Healthcare for a purchase price of approximately $1.5 billion, principally cash.  Great-West Healthcare primarily sells medical plans on a self-funded basis with stop loss coverage to small and mid-size employer groups.  Great-West Healthcare’s offerings also include the following specialty products:  stop loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance.  The acquisition, which was accounted for as a purchase, was financed through a combination of cash and the issuance of both short and long-term debt.

In accordance with Statement of Financial Accounting  Standards  (SFAS) No. 141, “Business Combinations”, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values and may change as additional information becomes available.  Accordingly, approximately $290 million was allocated to intangible assets, primarily customer relationships and internal-use software. The weighted average amortization period for these intangible assets is currently estimated at eight years. The remainder, net of tangible net assets acquired, is goodwill which is currently estimated at $1.1 billion. Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

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

	Three Months
	Ended	Nine Months Ended September 30,
(In millions, except per share amounts)	September 30, 2007	2008	2007
Total revenues	$4,801	$14,652	$14,345
Income from continuing operations	$385	$526	$937
Net income	$387	$529	$932
Earnings per share:
Income from continuing operations
Basic	$1.38	$1.90	$3.29
Diluted	$1.35	$1.88	$3.23
Net income
Basic	$1.38	$1.91	$3.27
Diluted	$1.36	$1.90	$3.21

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurements.  Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.”  This standard expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price). In addition, the Financial Accounting Standards Board (FASB) recently amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset when the market for that instrument is not active. See Note 7 for information on the Company’s fair value measurements including new required disclosures.

The Company carries certain financial instruments at fair value in the financial statements including approximately $12.1 billion in invested assets at September 30, 2008.  The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits (GMIB) under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value; however, changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses.  At the adoption of SFAS No. 157, there were no effects to the Company’s measurements of fair values for financial instruments other than for assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits discussed below. In addition, there were no effects to the Company’s measurements of financial assets of adopting the recent amendment to SFAS No. 157.

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

Assumptions Related to Capital Markets - $183 million of the $202 million pre-tax charge, net of estimated receivables for reinsurance, reflected the impact of changes in capital markets assumptions  including market return, discount rate, the projected interest rate used to calculate the reinsured income benefits at the time of annuitization (claim interest rate), and volatility. These assumptions were updated to reflect risk-free interest rates (LIBOR swap curve) and volatility consistent with that implied by derivative instruments in a consistently active market, under the assumption that a hypothetical market participant would hedge all or a portion of the net liability.  The capital markets pre-tax charge is comprised of:

•
$131 million related to using risk-free interest rates to project the growth in the contractholders’ underlying investment accounts rather than using an estimate of the actual returns for the underlying equity and bond mutual funds over time.  Risk-free growth rates were lower than the market return assumptions at December 31, 2007 which ranged from 5-11% varying by fund type.   The Company believes risk-free rates would be used by a hypothetical market participant who is expected to hedge the risk associated with these contracts because they would earn risk-free interest returns from hedging instruments. However, the Company’s actual payments will be based on, among other variables, the actual returns that the contractholders earn on their underlying investment accounts.

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

•
$9 million related to using risk-free interest rates as of January 1, 2008 to discount the liability.  The Company believes that a hypothetical market participant would use current risk-free interest rates for discounting rather than a rate anticipated to be earned on the assets invested to settle the liability.  The impact of using risk-free interest rates to discount the liability is significantly less than the impact of using these rates to project the growth in contractholders’ underlying investment accounts because risk-free interest rates as of January 1, 2008 are much closer to the discount rate assumption of 5.75% used at December 31, 2007 prior to the adoption of SFAS No. 157.

Assumptions Related to Future Annuitant and Retrocessionaire Behavior - $19 million of the $202 million pre-tax charge, net of estimated receivables for reinsurance, reflected the impact of the Company’s view of a hypothetical market participant’s assumptions for future annuitant and retrocessionaire behavior and primarily reflects incremental risk and profit charges.

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

The FASB deferred the effective date of SFAS No. 157 until the first quarter of 2009 for non-financial assets and liabilities (such as intangible assets, property and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment).  The FASB expects to address implementation issues during this delay.  Accordingly, the Company will adopt SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009 and will evaluate the effects of adoption when the FASB provides implementation guidance.

Fair value option.  Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose fair value measurement for many financial instruments, including insurance contracts, with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument.  The adoption of SFAS No. 159 did not impact the Company's consolidated financial statements, as no items were initially elected for fair value measurement.   For financial assets and liabilities acquired in subsequent periods, the Company will determine whether to use the fair value election at the time of acquisition.

Earnings per share.  In 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to require outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be included in the denominator of both basic and diluted earnings per share calculations.  These new requirements must be applied through restatement of prior-period earnings per share data beginning in the first quarter of 2009.  On adoption, the Company does not expect material changes to either basic or diluted earnings per share data.

NOTE 4 – EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except		Effect of
per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2008
Income from continuing operations	$170	-	$170
Shares (in thousands):
Weighted average	272,705	-	272,705
Options and restricted stock grants		2,137	2,137
Total shares	272,705	2,137	274,842
EPS	$0.62	$-	$0.62

2007
Income from continuing operations	$363	-	$363
Shares (in thousands):
Weighted average	279,883	-	279,883
Options and restricted stock grants		4,579	4,579
Total shares	279,883	4,579	284,462
EPS	$1.30	$(0.02)	$1.28

Nine Months Ended September 30,
2008
Income from continuing operations	$498	-	$498
Shares (in thousands):
Weighted average	276,466	-	276,466
Options and restricted stock grants		2,605	2,605
Total shares	276,466	2,605	279,071
EPS	$1.80	$(0.02)	$1.78

2007
Income from continuing operations	$857	-	$857
Shares (in thousands):
Weighted average	284,917	-	284,917
Options and restricted stock grants		5,316	5,316
Total shares	284,917	5,316	290,233
EPS	$3.01	$(0.06)	$2.95

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company's common stock for the period.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Options in millions)	2008	2007	2008	2007
Antidilutive options	4.9	1.6	4.5	1.6

The Company held 78,693,702 shares of common stock in Treasury as of September 30, 2008, and 71,788,175 shares as of September 30, 2007.

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

	September 30,	December 31,
(In millions)	2008	2007
Incurred but not yet reported	$894	$786
Reported claims in process	122	145
Other medical expense payable	38	44
Medical claims payable	$1,054	$975

Activity in medical claims payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2008	2007
Balance at January 1,	$975	$960
Less: Reinsurance and other amounts recoverable	258	250
Balance at January 1, net	717	710

Acquired April 1, net	70	-

Incurred claims related to:
Current year	5,509	6,878
Prior years	(59)	(80)
Total incurred	5,450	6,798
Paid claims related to:
Current year	4,824	6,197
Prior years	623	594
Total paid	5,447	6,791
Ending Balance, net	790	717
Add: Reinsurance and other amounts recoverable	264	258
Ending Balance	$1,054	$975

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 9 for additional information on reinsurance.  For the nine months ended September 30, 2008, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $59 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2007. Actual completion factors resulted in a reduction in medical claims payable of $22 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $37 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.

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

The favorable impact in 2008 and 2007 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years.  This release was substantially offset by the establishment of the provision for moderately adverse conditions established for claims incurred related to the current year.

The corresponding impact of prior year development on net income was not material for the third quarter or the nine months ended September 30, 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's net income recognized for the following reasons:

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

NOTE 6 – GUARANTEED MINIMUM DEATH BENEFIT CONTRACTS

The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit, also known as variable annuity death benefits (VADBe), under certain variable annuities issued by other insurance companies.  These variable annuities are essentially investments in mutual funds combined with a death benefit.  The Company has equity and other market exposures as a result of this product. The Company maintains a program to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts by entering into exchange-traded futures contracts.

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

The Company had future policy benefit reserves for guaranteed minimum death benefit contracts of $1.1 billion as of September 30, 2008, and $848 million as of December 31, 2007.  The increase in reserves is primarily due to declines in the equity market driving down the value of the underlying mutual fund investments.

During the third quarter of 2008, the Company completed its normal review of reserves (including assumptions) and recorded a charge of $111 million pre-tax ($72 million after-tax).  The charge is due to:

•
adverse impacts of overall market declines of $51 million pre-tax ($33 million after-tax). This includes an increase in the provision for expected future partial surrenders and declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the program to reduce equity market exposures;

•
adverse volatility-related impacts due to turbulent equity market conditions.  Volatility risk is not covered by the program to reduce equity market exposures.  Also, the equity market volatility in the quarter impacted the effectiveness of the program to substantially reduce the equity market exposures.  In aggregate, these volatility-related impacts totaled $55 million of the pre-tax charge ($36 million after-tax). The program to substantially reduce the equity market exposures is designed so that changes in the value of a portfolio of actively managed futures contracts will offset changes in the liability resulting from equity market movements.  In periods of equity market declines, the liability will increase; the program is designed to produce gains on the futures contracts to offset the increase in the liability.  However, the program will not perfectly offset the change in the liability in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders. In the third quarter of 2008, the impact of this mismatch was higher than most prior periods due to the relatively large changes in market indices from day to day.  In addition, the number of futures contracts used in the program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result.  These conditions have had an adverse impact on earnings, and during the third quarter of 2008, the increase in the liability due to equity market movements was only partially offset by the results of the futures contracts; and

•
adverse interest rate impacts.  Interest rate risk is not covered by the program to substantially reduce equity market exposures, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance generating $5 million of the pre-tax charge ($3 million after-tax).

Activity in future policy benefit reserves for these guaranteed minimum death benefits contracts was as follows:

	For the period ended
(In millions)	September 30, 2008	December 31, 2007
Balance at January 1	$848	$862
Less: Reinsurance recoverable	16	17
Balance at January 1, net	832	845
Add: Incurred benefits	285	61
Less: Paid benefits	67	74
Ending Balance, net	1,050	832
Add: Reinsurance recoverable	44	16
Ending Balance	$1,094	$848

Benefits paid and incurred are net of ceded amounts.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability.  As discussed below, losses or gains have been recorded in other revenues as a result of the program to reduce equity market exposures.

The following provides information about the Company’s reserving methodology and assumptions for guaranteed minimum death benefits as of September 30, 2008:

•
The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums.   Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•
The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-35% depending on the net amount at risk for each policy and whether surrender charges apply.

•
The mean investment performance assumption is 5% considering the Company’s program to reduce equity market exposures using futures contracts.  This is reduced by fund fees ranging from 1-3% across all funds.  The results of futures contracts are reflected in the liability calculation as a component of investment returns.

•
The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 15-30%, varying by equity fund type; 3-8%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.

•	The discount rate is 5.75%.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.

As of September 30, 2008, the aggregate value of the underlying mutual fund investments was $21.1 billion.  The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 675,000 contractholders had died on that date) was $7.7 billion. As of December 31, 2007, the aggregate value of the underlying mutual fund investments was $30.2 billion.  The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 750,000 contractholders had died on that date) was $4.2 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments.

The notional amount of futures contract positions held by the Company at September 30, 2008 was $1.2 billion.  The Company recorded in other revenues pre-tax gains of $70 million for the third quarter and $118 million for the nine months ended September 30, 2008, compared with pre-tax losses of $11 million for the third quarter and $46 million for the nine months ended September 30, 2007 from futures contracts.   Amounts reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists.

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

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor.

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

The Company’s financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by SFAS No. 157.  The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement.  For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).   The levels of the fair value hierarchy are as follows:

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

Financial assets and Financial liabilities measured at fair value on a recurring basis

The following table provides information as of September 30, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis.  SFAS No. 157 disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders (see page 19).

(In millions)	Level 1	Level 2	Level 3	Total
Assets at fair value:
Fixed maturities (1)	$38	$11,125	$729	$11,892
Equity securities	9	98	20	127
Subtotal	47	11,223	749	12,019
Short-term investments	-	64	-	64
GMIB assets (2)	-	-	552	552
Total assets at fair value, excluding separate accounts	$47	$11,287	$1,301	$12,635
Liabilities at fair value:
GMIB liabilities	$-	$-	$1,032	$1,032
Other derivatives (3)	-	15	-	15
Total liabilities at fair value	$-	$15	$1,032	$1,047

(1)
As of September 30, 2008, fixed maturities includes $280 million of net appreciation required to adjust future policy benefits for certain annuities including $29 million of appreciation from securities classified in Level 3.

(2)
Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.  The assets are net of a liability of $18 million for the future cost of reinsurance.

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

Level 2: Financial Assets - $11.3 billion and Financial Liabilities - $15 million

Fixed maturities and equity securities.  Approximately 93% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities and preferred stocks.  Because many fixed maturities and preferred stocks do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics.  When recent trades are not available, pricing models are used to determine these prices.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

Typical inputs and assumptions to pricing models include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage and asset-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

Other derivatives.  Amounts classified in Level 2 represent over-the-counter instruments such as swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2008.  The nature and use of these other derivatives are described in Note 10(F) to the Consolidated Financial Statements in the Company’s 2007 Form 10-K.

Level 3: Financial Assets - $1.3 billion and Financial Liabilities - $1.0 billion

The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to guaranteed minimum income benefits in Level 3.

Fixed maturities and equity securities.  Approximately 6% or $749 million of fixed maturities and equity securities are classified in this category and include:

•      $436 million of mortgage and asset-backed securities;
•      $213 million of primarily private corporate bonds; and
•	$100 million of subordinated loans and private equity investments valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Fair values of mortgage and asset-backed securities and corporate bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices and spreads, liquidity and economic events.  For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research as well as the issuer’s financial statements in its evaluation.

Guaranteed minimum income benefit contracts. The Company estimates the fair value of the assets and liabilities for guaranteed minimum income benefit reinsurance contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant and retrocessionaire behavior (including mortality, lapse, annuity election rates and retrocessional credit), as well as risk and profit charges. At adoption of SFAS No. 157, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price for these contracts and recorded a charge to net income as described in Note 3. As certain assumptions used to estimate fair values for these contracts are largely unobservable, the Company classifies assets and liabilities associated with guaranteed minimum income benefits in Level 3 (GMIB assets and liabilities).

These GMIB assets and liabilities are estimated using a complex internal model run using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business.   Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization. GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities.  GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles.  As of September 30, 2008, Standard & Poor’s (S&P) has given a financial strength rating of AA+ to one reinsurer and a financial strength rating of A- to the parent company that guarantees the recoverable from the other reinsurer. Generally, market return, interest rate and volatility assumptions are based on market observable information.  Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions.   The assumptions used to value the GMIB assets and liabilities as of September 30, 2008 were as follows:

•	The market return and discount rate assumptions are based on the market observable LIBOR swap curve.
•
The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms.  That rate was 3.38% at September 30, 2008 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds.

•
The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 53% of underlying mutual fund investments modeled based on other indices (with insufficient market observable data), volatility is based on the average historical level for each index over the past 10 years.  Using this approach, volatility ranges from 14% to 34% for equity funds, 3% to 8% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•
The lapse rate assumption varies by contract from 2% to 17% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying variable annuity contracts.

•
The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, the number of previous opportunities a contractholder has had to elect the benefit and the differing experience by issuing company of the underlying variable annuity contracts.  Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. With respect to the second and subsequent election opportunities, actual data is just beginning to emerge for the Company as well as the industry and the estimates are based on this limited data.
•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
•
The Company has considered adjustments for expenses, nonperformance risk (including credit risk for retrocessionaires and the Company), and model risk and believes that a hypothetical market participant would view these adjustments as offsetting.  Therefore the Company determined that no adjustment for these risks was required as of September 30, 2008.

The approach for these assumptions, including market observable reference points, is consistent with that used to estimate the fair values of these contracts at January 1, 2008.  The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by considering how a hypothetical market participant would set assumptions at each valuation date.  Capital markets assumptions are expected to change at each valuation date reflecting current observable market conditions. Other assumptions may also change based on a hypothetical market participant’s view of actual experience as it emerges over time or other relevant and available industry data.  The nonperformance risk assumption may change to reflect the willingness or ability of the retrocessionaires to make payments under their contracts.  If the emergence of future experience or future assumptions differs from the assumptions used in estimating these assets and liabilities, the resulting impact could be material to the Company’s consolidated results of operations, and in certain situations, could be material to the Company’s financial condition.

Changes in Level 3 Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the third quarter and nine months ended September 30, 2008.  These tables exclude separate account assets which are discussed on page 19 as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended September 30, 2008
(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 7/1/08:	$695	$447	$(836)	$(389)
Gains (losses) included in income:
Results of GMIB	-	123	(221)	(98)
Other	4	-	-	-
Total gains (losses) included in income	4	123	(221)	(98)

Gains included in other comprehensive income	3	-	-	-
Gains required to adjust future policy benefits for certain annuities (1)	41	-	-	-
Purchases, issuances, settlements	(9)	(18)	25	7
Transfers into Level 3	15	-	-	-
Balance at 9/30/08	$749	$552	$(1,032)	$(480)
Total gains (losses) included in income attributable to
instruments held at the reporting date	$3	$123	$(221)	$(98)

(1) Amounts do not accrue to shareholders and are not reflected in the Company's revenues.

For the Nine Months Ended September 30, 2008
(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/08:	$732	$173	$(313)	$(140)
Gains (losses) included in income:
Effect of adoption of SFAS No. 157	-	244	(446)	(202)
Results of GMIB, excluding adoption effect		190	(341)	(151)
Other	3	-	-	-

Total gains (losses) included in income	3	434	(787)	(353)

Gains required to adjust future policy benefits for certain annuities (1)	7	-	-	-
Purchases, issuances, settlements	2	(55)	68	13
Transfers into Level 3	5	-	-	-
Balance at 9/30/08	$749	$552	$(1,032)	$(480)
Total gains (losses) included in income attributable to
instruments held at the reporting date	$6	$434	$(787)	$(353)

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

The Company had a net GMIB liability of $480 million as of September 30, 2008, and $140 million as of December 31, 2007.  The increase in the net GMIB liability is primarily due to the charge related to the adoption of SFAS No. 157, declines in the equity markets and bond fund returns driving down the value of underlying accounts, decreases in interest rates, and updates to the risk and profit charge estimate and other assumptions that are used in the fair value calculation.

For the nine months ended September 30, 2008, the GMIB assets and liabilities include a charge of $202 million for the adoption of SFAS No. 157, which is discussed in Note 3.  After the adoption of SFAS No. 157 in 2008, the Company’s GMIB assets and liabilities are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market-observable inputs at the close of each reporting period including risk-free interest rates and market-implied volatilities.

Excluding the charge discussed above, the increase in the net GMIB liability of $151 million for the nine months ended September 30, 2008 was primarily driven by:

•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposure: $82 million;
•	decreases in interest rates since December 31, 2007: $33 million;
•	updates to the risk and profit charge estimate: $15 million;
•	updates to other assumptions that are used in the fair value calculation: $17 million; and
•	other amounts including experience varying from assumptions: $4 million.

The increase in the net GMIB liability of $98 million in the third quarter of 2008 was primarily driven by:

•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposure: $42 million;
•	decreases in interest rates since June 30, 2008: $37 million;
•	updates to the risk and profit charge estimate: $11 million;
•	updates to other assumptions that are used in the fair value calculation: $7 million; and
•	other amounts including experience varying from assumptions: $1 million.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are not included in the Company’s revenues and expenses.  As of September 30, 2008 separate account assets were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Guaranteed separate accounts (See Note 15)	$292	$1,507	$-	$1,799
Non-guaranteed separate accounts (1)	1,419	2,739	429	4,587
Total separate account assets	$1,711	$4,246	$429	$6,386

(1) Non-guaranteed separate accounts include $1.7 billion in assets supporting the Company's pension plan, including $398 million classified in Level 3.

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

The following tables summarize the change in separate account assets reported in Level 3 for the third quarter and nine months ended September 30, 2008.

(In millions)
Balance at 7/1/08:	$417
Policyholder gains (1)	1
Purchases, issuances, settlements	13
Transfers out of Level 3	(2)
Balance at 9/30/08	$429

(1) Included in this amount are gains of $1 million attributable to instruments still held at the reporting date.

(In millions)
Balance at 1/1/08:	$403
Policyholder gains (1)	21
Purchases, issuances, settlements	22
Transfers out of Level 3	(17)
Balance at 9/30/08	$429

(1) Included in this amount are gains of $6 million attributable to instruments still held at the reporting date.

Assets and Liabilities measured at fair value on a non-recurring basis

Certain financial assets and liabilities are measured at fair value on a non-recurring basis, such as commercial mortgage loans held for sale.  As of September 30, 2008, the amount required to adjust these assets and liabilities to their fair value was insignificant.

NOTE 8 – INVESTMENTS

Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for certain annuities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Fixed maturities	$(67)	$(9)	$(108)	$(17)
Equity securities	(20)	-	(19)	11
Commercial mortgage loans	3	7	1	6
Real estate	-	1	-	1
Other investments, including derivatives	61	28	98	36
Realized investment gains (losses) from continuing
operations, before income taxes	(23)	27	(28)	37
Less income taxes (benefits)	(8)	10	(10)	13
Realized investment gains (losses) from continuing operations	(15)	17	(18)	24
Realized investment gains from discontinued operations
before income taxes	-	-	-	25
Less income taxes	-	-	-	9
Realized investment gains from discontinued operations	-	-	-	16
Net realized investment gains (losses)	$(15)	$17	$(18)	$40

Included in pre-tax realized investment gains (losses) above were asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Credit-related	$(23)	$-	$(27)	$(1)
Other [1]	(40)	(9)	(64)	(17)
Total	$(63)	$(9)	$(91)	$(18)

[1] Other primarily represents the impact of rising interest rates on investments where the Company cannot demonstrate the intent and ability to hold until recovery.

In addition, in the third quarter of 2008, the Company recognized pre-tax losses of $12 million on hybrid securities (classified as equity securities) of certain quasi-federal government agencies where the Company believes that the decline in fair value is "other-than-temporary."

Realized investment gains in other investments, including derivatives primarily represent gains on the sales of real estate properties held in joint ventures.

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

	As of	As of
(In millions)	September 30, 2008	December 31, 2007
Included in fixed maturities:
Trading securities (amortized cost $14; $22)	$14	$22
Hybrid securities (amortized cost $6; $11)	7	11
Total	$21	$33
Included in equity securities:
Hybrid securities (cost $123; $114)	$98	$110

Sales of available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Proceeds from sales	$432	$297	$1,128	$682
Gross gains from sales	$3	$1	$8	$20
Gross losses from sales	$(8)	$(6)	$(31)	$(9)

Review of Declines in Fair Value.  Management reviews fixed maturities and equity securities for impairment based on criteria that include:

•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	ability and intent to hold until recovery.

Excluding trading and hybrid securities, as of September 30, 2008 fixed maturities with a decline in fair value from cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

			Unrealized
	Fair	Amortized	Deprec-	Number
(Dollars in millions)	Value	Cost	iation	of Issues
Fixed Maturities:
One year or less:
Investment grade	$4,598	$4,854	$(256)	1,097
Below investment grade	$350	$366	$(16)	106
More than one year:
Investment grade	$886	$1,028	$(142)	279
Below investment grade	$52	$55	$(3)	14

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase.  There were no equity securities with a fair value significantly lower than cost as of September 30, 2008.

NOTE 9 – REINSURANCE

The Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance.  Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance is also used in acquisition and disposition transactions where the underwriting company is not being acquired. Reinsurance does not relieve the originating insurer of liability.  The Company regularly evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.

Retirement benefits business.  The Company had a reinsurance recoverable of $2.0 billion as of September 30, 2008, and $2.1 billion as of December 31, 2007 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities and mortgage loans equal to or greater than 100% of the reinsured liabilities held in a trust established for the benefit of the Company. As of September 30, 2008, the trust was adequately funded and S&P had assigned this reinsurer a rating of AA.

Individual life and annuity reinsurance. The Company had a reinsurance recoverable of $4.6 billion as of September 30, 2008 and $4.7 billion as of December 31, 2007, from The Lincoln National Life Insurance Company resulting from the 1998 sale of the Company’s individual life insurance and annuity business through an indemnity reinsurance arrangement.  Effective December 31, 2007, the reinsurance recoverable is secured by investments held in a trust established for the benefit of the Company equal to or greater than 102% of the reinsured liabilities. The reinsured liabilities approximate the value of the recoverable. As of September 30, 2008, the trust was adequately funded, and S&P had assigned this reinsurer a rating of AA.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables of $369 million as of September 30, 2008 from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business.  These reinsurance arrangements are diversified among more than 40 reinsurers. One recoverable represents 11% of the total, and the reinsurer has been assigned an A- insurer financial strength rating from S&P.  No other single reinsurer represents more than 10% of the total.

Approximately 40% of recoverables are due from reinsurers that have been assigned ratings of AA- or better from S&P.  An additional 30% of recoverables are due from reinsurers that have been assigned an S&P rating of A- or better and the remaining 30% primarily represent recoverables associated with unrated reinsurers.  Approximately 40% of the recoverables from unrated reinsurers are supported by collateral arrangements with none of the remaining reinsurers holding more than 8% of the total recoverable balance.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that we believe that recovery is not probable.  As of September 30, 2008, the Company’s recoverables related to these segments were net of a reserve of $13 million.

Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company's Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business.   The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.

Liabilities related to GMDB, workers' compensation and personal accident are included in future policy benefits and unpaid claims.  Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the Other assets, including other intangibles caption and the liability related to GMIB is recorded in the Accounts payable, accrued expenses, and other liabilities caption on the Company’s Consolidated Balance Sheets (see Notes 7 and 15 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers' compensation and personal accident of $140 million are diversified over more than 20 retrocessionaires.  Approximately 40% of the recoverables are due from reinsurers that have been assigned ratings of AA- or better from S&P.  An additional 25% of the recoverables from reinsurers have been assigned an S&P rating of A- or better and the remaining 35% primarily represent recoverables associated with unrated reinsurers.  Approximately 80% of the recoverables from unrated reinsurers are supported by collateral arrangements with none of the remaining reinsurers holding  more than 4% of the total recoverable balance. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that we believe that recovery is not probable.  As of September 30, 2008, the Company’s recoverables related to this segment were net of a reserve of $11 million.  The Company's payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments.

For GMDB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior.  For workers compensation and personal accident, the payments relate to accidents and injuries.  These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of  the Company's ultimate payment obligations and ultimate collection from retrocessionaires, may not be known with certainty for some time.

Summary.  The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of September 30, 2008, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain conditions such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance.  In the Company’s Consolidated Statements of Income, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Ceded premiums and fees
Individual life insurance and annuity business sold	$51	$52	$165	$166
Other	81	55	216	170
Total	$132	$107	$381	$336
Reinsurance recoveries
Individual life insurance and annuity business sold	$67	$84	$246	$242
Other	70	40	171	96
Total	$137	$124	$417	$338

NOTE 10 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company’s postretirement benefit liability adjustment decreased by $25 million pre-tax ($16 million after-tax) for the nine months ended September 30, 2008, and $106 million pre-tax ($69 million after-tax) for the nine months ended September 30, 2007, resulting in increases to shareholders’ equity.  The decrease in the liability for each period was primarily due to net amortization of actuarial losses, the annual update of census data, favorable medical claims experience, and lower than expected election rates in the Company’s postretirement medical plan.

Pension benefits.  Components of net pension cost were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$19	$18	$56	$55
Interest cost	60	58	181	173
Expected return on plan assets	(58)	(53)	(175)	(157)
Amortization of:
Net loss from past experience	15	30	43	89
Prior service cost	(2)	-	(8)	(1)
Net pension cost	$34	$53	$97	$159

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006, which requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008.  The Company has not made any domestic pension plan contributions to date in 2008, and is not required to make any contributions for the remainder of 2008.

In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax) in other operating expenses related to a probable increase to the pension benefit obligation, which is currently being litigated.  See Note 15 for further discussion.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$-	$-	$1	$1
Interest cost	6	6	18	18
Expected return on plan assets	-	-	(1)	(1)
Amortization of:
Net gain from past experience	(2)	(2)	(6)	(5)
Prior service cost	(5)	(4)	(13)	(12)
Net other postretirement benefit cost	$(1)	$-	$(1)	$1

NOTE 11 – DEBT

	September 30,	December 31,
(In millions)	2008	2007
Short-term:
Commercial paper	$313	$-
Current maturities of long-term debt	2	3
Total short-term debt	$315	$3
Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	14	14
Total long-term debt	$2,090	$1,790

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

On March 14, 2008, the Company entered into a new commercial paper program (“the Program”).  Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the Program, the Company may use its credit agreement for funding. In October 2008, the Company added an additional dealer to its Program. As of September 30, 2008, the Company had $313 million in commercial paper outstanding, at a weighted average interest rate of 4.69%, used to finance the Great-West Healthcare acquisition and for other corporate purposes.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for certain annuities.  Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)
(In millions)	Pre-tax	Benefit	After-tax
Three Months Ended September 30,
2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(290)	$104	$(186)
Plus: reclassification adjustment for losses included in net income	87	(32)	55
Net unrealized depreciation, securities	$(203)	$72	$(131)
Net unrealized appreciation, derivatives	$23	$(9)	$14
Net translation of foreign currencies	$(85)	$29	$(56)
Postretirement benefits liability adjustment:

Reclassification adjustment for amortization of net losses from past
experience and prior service costs	$6	$(3)	$3
Net postretirement benefits liability adjustment	$6	$(3)	$3

2007
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$90	$(33)	$57
Plus: reclassification adjustment for losses included in net income	9	(3)	6
Reclassification due to sale of discontinued operations	(23)	8	(15)
Net unrealized appreciation, securities	$76	$(28)	$48
Net unrealized depreciation, derivatives	$(2)	$1	$(1)
Net translation of foreign currencies:
Net translation of foreign currencies arising during the year	$20	$(7)	$13
Reclassification due to sale of discontinued operations	8	(3)	5
Net translation of foreign currencies	$28	$(10)	$18
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past
experience and prior service costs	$24	$(8)	$16
Net postretirement benefits liability adjustment	$24	$(8)	$16

		Tax
		(Expense)
(In millions)	Pre-tax	Benefit	After-tax
Nine Months Ended September 30,
2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(504)	$177	$(327)
Plus: reclassification adjustment for losses included in net income	127	(45)	82
Net unrealized depreciation, securities	$(377)	$132	$(245)
Net unrealized appreciation, derivatives	$5	$(2)	$3
Net translation of foreign currencies	$(119)	$40	$(79)
Postretirement benefits liability adjustment:
Net change due to valuation update	$9	$(3)	$6
Plus: reclassification adjustment for amortization of net losses from past
experience and prior service costs	16	(6)	10
Net postretirement benefits liability adjustment	$25	$(9)	$16

2007
Net unrealized depreciation, securities:
Implementation effect of SFAS No. 155	$(18)	$6	$(12)
Net unrealized depreciation on securities arising during the year	(99)	34	(65)
Reclassification due to sale of discontinued operations	(23)	8	(15)
Plus: reclassification adjustment for losses included in net income	6	(2)	4
Net unrealized depreciation, securities	$(134)	$46	$(88)
Net unrealized depreciation, derivatives	$(17)	$6	$(11)
Net translation of foreign currencies:
Net translation of foreign currencies arising during the year	$27	$(9)	$18
Reclassification due to sale of discontinued operations	8	(3)	5
Net translation of foreign currencies	$35	$(12)	$23
Postretirement benefits liability adjustment:
Net change due to valuation update	$35	$(12)	$23
Plus: reclassification adjustment for amortization of net losses from past
experience and prior service costs	71	(25)	46
Net postretirement benefits liability adjustment	$106	$(37)	$69

NOTE 13 – INCOME TAXES

Unrecognized tax benefits have declined during 2008 from $260 million to $205 million as of September 30, 2008.  This reduction is attributable to temporary prior year tax positions that would not impact net income if recognized. Also, included in this balance as of September 30, 2008 is $150 million that would impact net income if recognized.

Over the next 12 months, the Internal Revenue Service (IRS) is expected to complete its review of the Company's 2005 and 2006 consolidated federal income tax returns.  During the third quarter of 2008, the Company has determined it is reasonably possible that the level of unrecognized tax benefits could decline significantly as a result of this IRS review.  It is also reasonably possible there could be a significant decline in the level of valuation allowance recorded against deferred tax benefits of the reinsurance operations within the next 12 months.  The Company, however, is currently unable to reasonably estimate the potential impact of such changes.

During the third quarter of 2007, the Company recorded results of the IRS audit of the consolidated federal income tax returns for 2003 and 2004.  As previously disclosed, there were two issues in dispute which were to proceed to the administrative appeals level.  These issues have now moved through the administrative appeals process one of which, subject to IRS Commissioner approval, has been tentatively resolved.  The second matter, however, remains in dispute and will proceed to litigation.  Due to the nature of the litigation process, timing of the resolution of this matter is uncertain.  These recent developments have had no impact on the level of previously established unrecognized tax benefits.

NOTE 14 – SEGMENT INFORMATION

The Company’s operating segments generally reflect groups of related products, except for the International segment, which is generally based on geography.  In accordance with GAAP, operating segments that do not require separate disclosure are combined.  The Company measures the financial results of its segments using “segment earnings (loss)” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses.

Summarized segment financial information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Premiums and fees, mail order pharmacy revenues and other revenues
Health Care	$3,357	$2,983	$9,841	$9,028
Disability and Life	656	643	1,986	1,868
International	476	455	1,434	1,307
Run-off Reinsurance	81	(10)	152	(17)
Other Operations	47	49	138	145
Corporate	(14)	(15)	(41)	(40)
Total	$4,603	$4,105	$13,510	$12,291
Income (loss) from continuing operations
Health Care	$187	$173	$482	$509
Disability and Life	70	69	211	197
International	44	49	144	131
Run-off Reinsurance	(105)	39	(252)	(21)
Other Operations	20	35	64	85
Corporate	(31)	(19)	(133)	(68)
Segment earnings	185	346	516	833
Realized investment gains (losses), net of taxes	(15)	17	(18)	24
Income from continuing operations	$170	$363	$498	$857

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2008, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.8 billion as of September 30, 2008.  As of September 30, 2008, approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of September 30, 2008.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the SFAS No. 157 fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

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

The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits.  Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:

•	No annuitants surrendered their accounts;
•	All annuitants lived to elect their benefit;
•	All annuitants elected to receive their benefit on the next available date (2008 through 2014); and
•	All underlying mutual fund investment values remained at the September 30, 2008 value of $1.7 billion with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.3 billion before reinsurance recoveries.  The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount.  The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts.  The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Certain other guarantees. The Company had indemnification obligations to lenders of up to $186 million as of September 30, 2008 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in the third quarter of 2008 through 2014.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2008.

As of September 30, 2008, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $28 million expire in 2012 and $16 million expire in 2016.  The Company had no additional liabilities for these guarantees as of September 30, 2008.

The Company had indemnification obligations as of September 30, 2008 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of September 30, 2008.

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

Concentration of risk.  For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues for the third quarter and 30% for the nine months ended September 30, 2008.  South Korea generated 37% of the segment’s earnings for the third quarter and 39% of the segment’s earnings for the nine months ended September 30, 2008.  Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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

Broker compensation. Beginning in 2004, the Company, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General and the Florida Office of Insurance Regulation relating to their investigations of insurance broker compensation.  The Company received a subpoena from the U.S. Attorney’s Office for the Southern District of California in October 2005 and has provided information about a broker, Universal Life Resources (ULR).   In addition, in January 2006, the Company received a subpoena from the U.S. Department of Labor and is providing information to that Office about another broker.  The Company cooperated with the inquiries and investigations.

On November 18, 2004, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et. al. was filed in the Superior Court of the State of California for the County of San Diego alleging that defendants (including the Company and several other insurance holding companies) failed to disclose compensation paid to ULR and that, in return for the compensation, ULR steered clients to defendants.  The plaintiff sought injunctive relief only.  On July 9, 2007, the parties to this lawsuit entered into a non-monetary settlement in which some of the Company’s subsidiaries agreed to maintain certain disclosure practices regarding contingent compensation.  This settlement did not resolve the regulator’s claim for recovery of attorneys’ fees and costs.  On March 5, 2008 the Superior Court for the State of California denied the regulator’s claim for attorneys’ fees and costs.  The regulator filed an appeal on May 5, 2008. The parties resolved the regulator’s claim for recovery of attorneys’ fees and costs and the case was dismissed on October 3, 2008.

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

On February 13, 2008, the court entered an order dismissing plaintiffs' state law claims without prejudice and dismissed the complaint in its entirety.  The court ordered the clerk to enter judgment against plaintiffs and in favor of the defendants.  Plaintiffs filed a notice of appeal, but later dismissed the appeal of their ERISA claims.  The appeal is now fully briefed and oral argument has been scheduled for April 20, 2009. The Company denies the allegations and will continue to vigorously defend itself in this case.

Amara cash balance pension plan litigation.  On December 18, 2001, Janice Amara filed a purported class action lawsuit, now captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. CIGNA Corporation and CIGNA Pension Plan, in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.  The plaintiffs were granted class certification on December 20, 2002, and seek equitable relief.  A non-jury trial began on September 11, 2006.  Due to the court’s schedule, the proceedings were adjourned and the trial was completed on January 25, 2007.  On February 15, 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims and finding in favor of the plaintiffs on many aspects of the disclosure claims, but deferred ruling on an appropriate remedy.    Then, on June 13, 2008 the court issued a decision ordering an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post conversion CIGNA Pension Plan.  The court also ordered, among other things,  pre-judgment and post judgment interest.  The court has stayed implementation of the decision until the parties’ appeals have been exhausted.  Both parties have appealed the court’s decisions and briefing of the appeal will be completed by December 17, 2008.  In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company’s current best estimate of the liabilities related to the court order.  The Company will continue to vigorously defend itself in this case.

Katz Patent Litigation. On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (RAKTL) filed a lawsuit in the United States District Court for the District of Delaware against numerous defendants, including the Company and certain affiliates, alleging that defendants infringed on RAKTL’s automated call processing patents.  The lawsuit was transferred to a multi-district litigation proceeding in United States District Court for the Central District of California.  Plaintiff seeks a declaration of infringement, royalties and injunctive relief, and claims treble damages and attorneys’ fees for alleged willful infringement. On September 15, 2008, the Company settled the case by entering into a retrospective and prospective license agreement with RAKTL and as a result, the claims asserted against the Company and certain affiliates were dismissed on September 22, 2008.  Charges in connection with this settlement were recorded in the Company’s Consolidated Financial Statements included in its Form 10-Q filing for the period ended March 31, 2008.

Out-of-Network Claims Litigation and Investigations. On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers.  The Company has received four subpoenas from the New York Attorney General’s office in connection with this investigation and is responding appropriately.  The Company is engaged in discussions with the New York Attorney General. In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information.  The Company is responding appropriately.  The Company is also a defendant in two putative class actions (Franco et al. v. Connecticut General Life Insurance Co., CIGNA Corporation and CIGNA Health Corporation and Chazen et al. v.  Connecticut General Life Insurance Co., CIGNA Corporation and CIGNA Health Corporation) brought on behalf of members asserting that due to the use of Ingenix data, the Company improperly underpaid claims, an industry-wide issue.

The Franco putative class action filed on March 22, 2004 in federal district court in New Jersey, asserts claims under ERISA, the RICO statute and state law on behalf of members of CIGNA plans.  Plaintiff seeks to recover alleged underpayments in relation to out-of-network claims for the period from 1998 to present.  On August 6, 2008, the court denied the Company’s motion to dismiss for lack of standing while indicating that the named plaintiff’s unique situation might undermine her adequacy as a class representative.  The parties are conducting significant discovery, and we expect the class certification hearing to occur in January 2009.  On August 15, 2008, the same counsel that filed the Franco case, filed a second putative class action in the same court as the Franco case on behalf of a different class representative, David Chazen, in order to address potential issues regarding Franco’s adequacy as a class representative.  The alleged damages period in the Chazen case encompasses 2002 to present. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

The Company was previously a defendant in a third putative class action brought on behalf of members asserting that the Company conspired with other health care company defendants in violation of the RICO statute and the Sherman Antitrust Act to improperly depress reimbursements for out-of-network benefits.  In August 2008, plaintiff dismissed the Company from that case.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company.  Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2008”).  Actual results may differ from the Company’s predictions.  Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis, including in the Cautionary Statement on pages 58 and 59.  The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing.  Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of September 30, 2008, compared with December 31, 2007, and its results of operations for the third quarter and nine months ended September 30, 2008 compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s 2007 Form 10-K, to which the reader is directed for additional information.

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

Overview

The Company constitutes one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace.  In addition, the Company has an international operation that offers life, accident and supplemental health insurance products and international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a run-off reinsurance operation. The Company generates revenues, net income and cash flow from operations by:

•	maintaining and growing its customer base;
•	charging prices that reflect emerging experience;
•	investing available cash at attractive rates of return for appropriate durations;
•	effectively managing other operating expenses; and
•	effectively managing the various exposures in its run-off operations.

The Company’s ability to increase revenue, net income and operating cash flow is directly related to its ability to address broad economic and industry factors and execute its strategic initiatives, the success of which is measured by certain key factors as discussed below.

Key factors affecting the Company’s results include:

•	the ability to profitably price products and services at competitive levels;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the ability to cross sell its various health and related benefit products;
•	the relationship between other operating expenses and revenue; and
•	the effectiveness of the Company’s capital deployment initiatives.

The Company’s results are influenced by a range of economic and other factors, especially:

•	cost trends and inflation for medical and related services;
•	utilization patterns of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment both domestically and internationally;
•	interest rates, equity market returns, foreign currency fluctuations and credit market volatility, including the availability and cost of credit in the future; and
•	federal and state regulation.

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

Acquisition of Great-West Healthcare

On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare” or the “acquired business”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Healthcare for a purchase price of approximately $1.5 billion, principally cash.  Great-West Healthcare primarily sells medical plans on a self-funded basis with stop loss coverage to small and mid-size employer groups.  Great-West Healthcare’s offerings also include the following specialty products:  stop loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance.  The acquisition, which was accounted for as a purchase, was financed through a combination of cash and the issuance of both short and long-term debt.

In accordance with Statement of Financial Accounting  Standards  (SFAS) No. 141, “Business Combinations”, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values and may change as additional information becomes available.  Accordingly, approximately $290 million was allocated to intangible assets, primarily customer relationships and internal-use software. The weighted average amortization period for these intangible assets is currently estimated at eight years. The remainder, net of tangible net assets acquired, is goodwill which is currently estimated at $1.1 billion. Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

During the next several months, the Company will complete its fair value analysis of Great-West Healthcare’s tangible and intangible net assets and finalize integration plans.  The effect on tangible and intangible net assets and net income from these initiatives will continue to be refined and updated through March 31, 2009.

The results of Great-West Healthcare are included in the Company’s Consolidated Financial Statements from the date of acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$4,112	$3,744	$12,165	$11,209
Net investment income	272	281	802	840
Mail order pharmacy revenues	300	278	882	826
Other revenues	191	83	463	256
Realized investment gains (losses)	(23)	27	(28)	37
Total revenues	4,852	4,413	14,284	13,168
Benefits and expenses	4,620	3,911	13,566	11,925
Income from continuing operations before taxes	232	502	718	1,243
Income taxes	62	139	220	386
Income from continuing operations	170	363	498	857
Income (loss) from discontinued operations, net of taxes	1	2	3	(5)
Net income	$171	$365	$501	$852
Realized investment gains (losses) from continuing
operations, net of taxes	$(15)	$17	$(18)	$24

Special Items

In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and income from continuing operations, presented below are special items, which management believes are not representative of the underlying results of operations.

SPECIAL ITEMS	Pre-tax	After-tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
Three Months Ended September 30,
2007
Completion of IRS examination	$-	$23

Nine Months Ended September 30,
2008
Charges related to litigation matters	$(117)	$(76)

2007
Completion of IRS examination	$-	$23

Special items for the nine months ended September 30, 2008 included a litigation matter related to the CIGNA Pension Plan (see Note 15 to the Consolidated Financial Statements for additional information) reported in Corporate and charges related to certain other litigation matters, which are reported in the Health Care segment.

Overview of Results of Operations

Third Quarter of 2008 Compared With the Third Quarter of 2007

Excluding the special items noted above, income from continuing operations for the third quarter of 2008 decreased compared with the same period last year, primarily reflecting higher losses associated with the guaranteed minimum income benefits (GMIB) business, lower results in the Run-off Reinsurance segment (excluding GMIB) primarily due to a charge related to the guaranteed minimum death benefit (GMDB) business, and lower realized investment results, partially offset by higher segment earnings in the Health Care and Disability and Life segments.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

Income from continuing operations for the nine months ended September 30, 2008 declined compared with the same period last year, reflecting higher losses associated with GMIB, including the effect of adopting SFAS No. 157 (see page 49), and the special items noted above.  Excluding GMIB results and the special items noted above, income from continuing operations declined due to lower earnings in the Run-off Reinsurance segment (see page 47), and lower realized investment results, partially offset by higher earnings in each of the Company’s ongoing operating segments.

Outlook for 2008 and 2009

The Company expects full year 2008 income from continuing operations, excluding realized investment results, the results of the GMIB business, which includes the impact of adopting SFAS No. 157 effective January 1, 2008 (see Note 3 to the Consolidated Financial Statements), and special items, to be lower than 2007 due to decreased earnings  in the Run-off Reinsurance segment, partially offset by earnings growth in the Disability and Life and International segments and earnings contribution from the Great-West Healthcare acquisition in the Health Care segment.

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

The Company expects 2009 income from continuing operations, excluding realized investments results, the results of the GMIB business, and special items, to be higher than 2008 due to earnings growth in  the Health Care, Disability and Life and International segments as well as lower losses in the Run-off Reinsurance segment.  As discussed above, information is not available for management to reasonably estimate future realized investment gains (losses), the results of the GMIB business or to identify or reasonably estimate future special items in 2009.

The Company’s outlook is subject to the factors cited in the Cautionary Statement on pages 58 and 59.  If the unfavorable equity market and interest rate movements continue, the Company could experience additional losses related to investment impairments and the GMIB and GMDB businesses.  These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company's insurance subsidiaries and reducing their dividend paying capabilities.

Revenues

Total revenue increased by 10% for the third quarter and 8% for the nine months ended September 30, 2008, compared with the same periods of 2007.  Changes in the components of total revenue are described more fully below.

Premiums and Fees

Premiums and fees increased 10% for the third quarter and 9% for the nine months ended September 30, 2008, compared with the same periods of 2007 reflecting the impact of the acquired business, growth in the Disability and Life segment, as well as growth and rate increases in the International and Health Care segments.  See segment reporting discussions for additional detail and drivers.

Net Investment Income

Net investment income decreased 3% for the third quarter and 5% for the nine months ended September 30, 2008, compared with the same periods of 2007 primarily due to lower yields driven by declines in short-term interest rates and commercial mortgage pre-payment fees.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased 8% for the third quarter and 7% for the nine months ended September 30, 2008, compared with the same periods of 2007 due to increased script volume and rate increases.

Other Revenues

Excluding the impact of the futures contracts associated with GMDB, (see page 47), Other revenues increased 29% for the third quarter and 14% for the nine months ended September 30, 2008 primarily reflecting the impact of the acquired business.

Realized Investment Results

Realized investment results for the third quarter and nine months ended September 30, 2008, were lower than the same periods last year, primarily due to higher losses associated with asset write-downs and increases in valuation allowances primarily due to higher interest rates and credit losses resulting from current economic conditions.  In addition, the Company had higher losses on sales of fixed maturities and equity securities.   These losses were partially offset by higher gains on sales of real estate investments held in joint ventures.  See Note 8 to the Consolidated Financial Statements for additional information.

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

The Company regularly evaluates items which may impact critical accounting estimates.  During the nine months ended September 30, 2008, the Company updated the following critical accounting estimates:

Accounts Payable, Accrued Expenses and Other Liabilities, and Other Assets – Guaranteed Minimum Income Benefits.

As detailed in Note 3 to the Consolidated Financial Statements, during the nine months ended September 30, 2008, the Company updated certain assumptions related to guaranteed minimum income benefit contracts to comply with a new accounting pronouncement, SFAS No. 157, “Fair Value Measurements.”  After the adoption of SFAS No. 157, the Company’s results of operations are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market-observable inputs at the close of each reporting period including risk-free interest rates and market-implied volatilities.  Accordingly, the Company has updated the “Effect if Different Assumptions Used” section of Critical Accounting Estimates as described on page 45 of the Company’s 2007 Form 10-K.

With the adoption of SFAS No. 157, the Company considers the various assumptions used to estimate fair values of assets and liabilities associated with these contracts in two categories.  The first group of assumptions consists of future annuitant and retrocessionaire behavior including annuity election rates, lapse rates, and mortality rates, retrocessionaire credit risk, as well as risk and profit charges.  The Company estimates a hypothetical market participant’s view of these assumptions considering the actual and expected experience of the Company and other relevant and available industry resources.  If an unfavorable change were to occur in these assumptions, the approximate after-tax decrease in the Company's net income, net of estimated amounts recoverable, would be as follows:

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

The second group of assumptions used to estimate these fair values consists of capital markets inputs including market returns and discount rates, claim interest rates and market volatility.  If the following unfavorable changes were to occur, the approximate after-tax decrease in net income, net of estimated amounts recoverable would be as follows:

•	50 basis point decrease in risk-free interest rates (LIBOR swap curve) used for projecting market returns and discounting - $15 million
•	50 basis point decrease in interest rates used for projecting claim exposure (7 year Treasury rates) - $30 million
•	20% increase in implied market volatility - $10 million

In addition, if annuitants’ account values as of September 30, 2008 declined by 10% due to the performance of the underlying equity and bond mutual fund investments, the approximate after-tax decrease in net income, net of estimated amounts recoverable, would be approximately $30 million.

These estimated impacts due to unfavorable changes could vary from quarter to quarter depending on the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.  The valuation process and assumptions at September 30, 2008 are described in Note 7 to the Consolidated Financial Statements.

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

For the nine months ended September 30, 2008, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $59 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2007.  Actual completion factors resulted in a reduction in medical claims payable of $22 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.  Actual medical cost trend resulted in a reduction in medical claims payable of $37 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.

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

The corresponding impact of prior year development on net income was not material for the third quarter or nine months ended September 30, 2008.

See Note 5 to the Consolidated Financial Statements for additional information.

Investments - Fixed Maturities.  Losses for "other-than-temporary" impairments of fixed maturities must be recognized in net income based on an estimate of fair value by management.  Determining whether a decline in value is "other-than-temporary" includes an evaluation of the reasons for, the significance of, and the duration of the decrease in value of the security and the Company’s ability and intent to hold until recovery.  For all fixed maturities with cost in excess of their fair value, if this excess was determined to be "other-than-temporary", the Company's net income as of September 30, 2008 would have decreased by approximately $271 million after-tax. See Note 8 to the Consolidated Financial Statements for more information.

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

The Company measures the operating effectiveness of the Health Care segment using the following key factors:

•	segment earnings;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical cost ratio) in the guaranteed cost business.

Results of Operations

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$2,975	$2,643	$8,728	$8,016
Net investment income	54	51	154	157
Mail order pharmacy revenues	300	278	882	826
Other revenues	82	62	231	186
Segment revenues	3,411	3,034	9,995	9,185
Mail order pharmacy cost of goods sold	238	225	704	669
Benefits and other expenses	2,892	2,541	8,549	7,728
Benefits and expenses	3,130	2,766	9,253	8,397
Income before taxes	281	268	742	788
Income taxes	94	95	260	279
Segment earnings	$187	$173	$482	$509
Realized investment gains from continuing operations	$15	$11	$23	$21
Special item (after-tax) included in segment earnings:
Charges related to litigation matters	$-	$-	$(24)	$-

Segment earnings for the third quarter of 2008 were higher than the same period last year, primarily due to:

•	earnings from the acquired business;
•	higher service fees due to membership growth and rate increases; and
•	favorable specialty earnings due to increased penetration as well as strong performance in the direct specialty business.

These factors were partially offset by:

•	lower membership and higher medical cost ratio in the guaranteed cost business; and
•
higher operating expenses reflecting spending on operational improvement initiatives, including segment expansion and investments in information technology, partially offset by targeted expense reductions.

For the nine months ended September 30, 2008, Health Care segment earnings reflected the special item noted in the table above, as well as a $7 million after-tax charge related to a large experience-rated life and non-medical account in run-out.  Excluding these items, Health Care segment earnings were higher than the same period last year due to:

•	earnings from the acquired business;
•	higher service fees due to membership growth and rate increases;
•	favorable specialty earnings due to increased penetration as well as strong performance in the direct specialty business; and
•	an improved medical cost ratio and increased membership in the Medicare Part D business.

These favorable effects were partially offset by:

•	lower membership and higher medical cost ratio in the guaranteed cost business;
•	lower medical margins in the experience-rated business; and
•
higher operating expenses reflecting spending on operational improvement initiatives, including segment expansion and investments in information technology partially offset by targeted expense reductions.

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Medical:
Commercial HMO[1]	$338	$514	$1,113	$1,734
Open Access / Other Guaranteed Cost[2]	506	433	1,498	1,212
Voluntary/limited benefits	49	40	151	118
Total guaranteed cost	893	987	2,762	3,064
Experience-rated medical[3]	510	475	1,496	1,387
Dental	195	192	589	573
Medicare	104	86	300	261
Medicare Part D	59	73	249	252
Acquired business - Stop loss	183	-	371	-
Other Medical[4]	292	268	872	788
Total medical	2,236	2,081	6,639	6,325
Life and other non-medical	35	55	120	194
Acquired business - Excluding Stop loss	24	-	57	-
Total premiums	2,295	2,136	6,816	6,519
Fees[5]	555	507	1,660	1,497
Acquired business - Fees	125	-	252	-
Total premiums and fees	$2,975	$2,643	$8,728	$8,016

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
5 Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $24 million for the third quarter and $72 million for the nine months ended September 30, 2008, and $17 million for the third quarter and $44 million for the nine months ended September 30, 2007.

Premiums and fees increased by 13% for the third quarter and 9% for the nine months ended September 30, 2008, compared with the same periods of 2007, primarily reflecting:

•	the impact of the acquired business;
•	increases in the experience-rated business due to rate increases;
•	higher other medical premiums due to increased penetration and rate increases in specialty business; and
•	higher service fees due to increased membership and rate increases.

These factors were partially offset by a decrease in the guaranteed cost business which was due to membership declines largely in commercial HMO business partially offset by rate increases.

Net investment income increased 6% for the third quarter due to higher assets primarily related to the acquisition of Great-West Healthcare, partially offset by lower yields. Net investment income decreased 2% for the nine months ended September 30, 2008 reflecting lower yields partially offset by higher assets as noted above.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Medical claims expense	$1,806	$1,659	$5,450	$5,107
Mail order pharmacy cost of goods sold	238	225	704	669
Other benefit expenses	62	57	181	184
Other operating expenses	1,024	825	2,918	2,437
Total benefits and expenses	$3,130	$2,766	$9,253	$8,397

Medical claims expense increased 9% for the third quarter and 7% for the nine months ended September 30, 2008 compared with the same periods in 2007 largely due to the impact of the acquired business.  In addition, higher medical cost trend was largely offset by lower risk membership.

Other operating expenses include expenses related to:

•	both retail and mail order pharmacy;
•	disease management;
•	voluntary and limited benefits;
•	Medicare claims administration businesses; and
•	integration and operating costs associated with the acquired business.

Excluding the items noted above, other operating expenses increased for the third quarter and nine months ended September 30, 2008, compared with the same periods last year, primarily reflecting higher spending on operational improvement initiatives, including segment expansion and investments in information technology partially offset by targeted expense reductions.

Other Items Affecting Health Care Results

Medical Membership

The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims.  As of September 30, estimated medical membership was as follows:

(In thousands)	2008	2007
Guaranteed cost:
Commercial HMO	345	557
Medicare	35	32
Open access / Other guaranteed cost[1]	526	513
Total guaranteed cost excluding voluntary/limited benefits	906	1,102
Voluntary/limited benefits	202	176
Total guaranteed cost	1,108	1,278
Experience-rated[2]	901	898
Service	8,183	8,047
Acquired business[3]	1,708	-
Total medical membership	11,900	10,223

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
3 Represents members associated with the acquisition of Great-West Healthcare as of April 1, 2008.

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

Key factors for this segment are:

•	premium growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$627	$610	$1,896	$1,767
Net investment income	65	70	193	207
Other revenues	29	33	90	101
Segment revenues	721	713	2,179	2,075
Benefits and expenses	624	624	1,884	1,807
Income before taxes	97	89	295	268
Income taxes	27	20	84	71
Segment earnings	$70	$69	$211	$197
Realized investment losses, net of taxes	$(17)	$-	$(23)	$(1)
Special item (after-tax) included in segment earnings:
Completion of IRS examination	$-	$6	$-	$6

Segment earnings include the favorable after-tax impact of reserve studies of $5 million for the third quarter and $16 million for the nine months ended September 30, 2008, compared with $3 million for the third quarter and $13 million after-tax for the nine months ended September 30, 2007.  Excluding the impact of the reserve studies and special item, segment earnings increased 8% for the third quarter of 2008, compared with the same period last year, reflecting:

•	favorable claims experience in the disability insurance business primarily attributable to strong disability management; and
•	favorable claims experience in the specialty insurance businesses.

These factors were partially offset by less favorable claims experience in the life and accident insurance businesses and lower net investment income primarily due to lower average yields.

Excluding the impact of the reserve studies and special item, segment earnings increased 10% for the nine months ended September 30, 2008, compared with the same period last year, reflecting:

•	favorable claims experience in the disability insurance business primarily attributable to strong disability management;
•	favorable claims experience in the specialty insurance business;
•	a lower expense ratio driven by effective operating expense management; and
•	higher premiums and fees in the disability and life businesses.

These factors were partially offset by less favorable claims experience in the life insurance business and lower net investment income primarily due to lower average yields.

Revenues

Premiums and fees increased 3% for the third quarter and 7% for the nine months ended September 30, 2008, compared with the same periods last year, reflecting new sales growth and strong customer retention.

Benefits and Expenses

Benefits expenses for the third quarter of 2008 and 2007 include the net favorable impact of reserve studies of $7 million and $4 million, respectively. Excluding the impact of the reserve studies, benefits and expenses were essentially flat compared with the same period last year, reflecting overall business growth, partially offset by a lower loss ratio.  The lower loss ratio was driven by favorable claims experience in the disability and specialty businesses, partially offset by less favorable claims experience in the life and accident businesses.

Benefits expenses for the nine months ended September 30, 2008 and 2007 include the net favorable impact of reserve studies of $23 million and $18 million, respectively.  Excluding the impact of the reserve studies, benefits and expenses increased 4% compared with the same period last year, reflecting overall business growth, partially offset by lower loss and expense ratios.  The lower loss ratio was driven by favorable claims experience in the disability and specialty businesses, partially offset by less favorable claims experience in the life business.  The lower expense ratio was driven by continued focus on operating expense management.

International Segment

Segment Description

The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.

The key factors for this segment are:

•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	operating expense as a percentage of earned premium (expense ratio).

Results of Operations

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$471	$454	$1,422	$1,304
Net investment income	23	18	62	56
Other revenues	5	1	12	3
Segment revenues	499	473	1,496	1,363
Benefits and expenses	429	401	1,271	1,163
Income before taxes	70	72	225	200
Income taxes	26	23	81	69
Segment earnings	$44	$49	$144	$131
Realized investment gains (losses), net of taxes	$(2)	$1	$(2)	$1
Special item (after-tax) included in segment earnings:
Completion of IRS examination	$-	$2	$-	$2

Excluding the special item noted in the table above, International segment earnings decreased 6% for the third quarter and increased 12% for the nine months ended September 30, 2008, compared with the same periods last year.  The decrease in the third quarter of 2008 was primarily driven by unfavorable foreign currency movements in South Korea, partially offset by strong underlying results.  Results for the nine months ended September 30, 2008 reflected continued growth in the life, accident and supplemental health insurance business, and the expatriate employee benefits business as well as continued competitively strong margins, partially offset by unfavorable currency movements in South Korea. The net unfavorable foreign currency movements, primarily in South Korea, reduced reported earnings by $4 million for the quarter and $5 million for the nine months ended September 30, 2008.  The impact of foreign currency movements is calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.

Revenues

Premiums and fees.  The increase in premiums and fees of 4% for the third quarter and 9% for the nine months ended September 30, 2008, compared with the same periods last year, was primarily attributable to new sales growth in the life, accident and supplemental health insurance operations, particularly in Taiwan and South Korea, and membership growth in the expatriate employee benefits business, partially offset by unfavorable foreign currency movements in South Korea.  These increases also continue to reflect appropriate renewal pricing on existing business.

Premiums and fees, excluding the effect of foreign currency movements, were $496 million for the third quarter and $1,442 million for the nine months ended September 30, 2008, compared with $454 million for the third quarter and $1,304 million for the nine months ended September 30, 2007.

Benefits and Expenses

Benefits and expenses increased 7% for the third quarter and 9% for the nine months ended September 30, 2008, compared with the same periods last year, primarily due to business growth in all lines of business, partially offset by unfavorable foreign currency movements in South Korea.

Loss ratios were flat for the third quarter and decreased for the nine months ended September 30, 2008, in the life accident and supplemental health and the expatriate benefits businesses due to favorable claims experience.

Expense ratios increased slightly for the third quarter and nine months ended September 30, 2008, in the life accident and supplemental health business and the expatriate benefits business as a result of higher expenses to support growth initiatives and expansion.

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues for the third quarter and 30% for the nine months ended September 30, 2008.  South Korea generated 37% of the segment’s earnings for the third quarter and 39% of the segment’s earnings for the nine months ended September 30, 2008.  Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

During the third quarter of 2008, excluding the effects of foreign currency movements, South Korea reported continued revenue growth and competitively strong margins.

Run-off Reinsurance Segment

Segment Description

The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of GMDB, GMIB, workers’ compensation and personal accident reinsurance products.

Guaranteed Minimum Death Benefits

The Company reinsured GMDB under certain variable annuities issued by other insurance companies. These GMDB variable annuities are essentially investments in mutual funds combined with a death benefit.  The Company has equity and other market exposures as a result of this product. The Company purchased retrocessional protection that covers a portion of the assumed risks. The Company maintains a program to substantially reduce the equity market exposures relating to GMDB contracts by entering into exchange-traded futures contracts.

The determination of liabilities for GMDB requires the Company to make critical accounting estimates.  The Company describes the assumptions used to develop the reserves for these death benefits and provides the effects of hypothetical changes in those assumptions on page 43 of the Company’s 2007 Form 10-K.

During the third quarter of 2008, the Company completed its normal review of reserves (including assumptions) and recorded an after-tax charge of $72 million ($111 million pre-tax).  The charge is due to:

•
adverse impacts of overall market declines of $33 million after-tax ($51 million pre-tax). This includes an increase in the provision for expected future partial surrenders and declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the program to reduce equity market exposures;

•
adverse volatility-related impacts due to turbulent equity market conditions.  Volatility risk is not covered by the program to reduce equity market exposures.  Also, the equity market volatility in the quarter impacted the effectiveness of the program to substantially reduce the equity market exposures.  In aggregate, these volatility-related impacts totaled $36 million of the after-tax charge ($55 million pre-tax). The program to substantially reduce the equity market exposures is designed so that changes in the value of a portfolio of actively managed futures contracts will offset changes in the liability resulting from equity market movements.  In periods of equity market declines, the liability will increase; the program is designed to produce gains on the futures contracts to offset the increase in the liability.  However, the program will not perfectly offset the change in the liability in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders. In the third quarter of 2008, the impact of this mismatch was higher than most prior periods due to the relatively large changes in market indices from day to day.  In addition, the number of futures contracts used in the program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result.  These conditions have had an adverse impact on earnings, and during the third quarter of 2008, the increase in the liability due to equity market movements was only partially offset by the results of the futures contracts; and

•
adverse interest rate impacts.  Interest rate risk is not covered by the program to substantially reduce equity market exposures, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance generating $3 million of the after-tax charge ($5 million pre-tax).

See Note 6 to the Consolidated Financial Statements for additional information about this charge as well as assumptions and reserve balances.

Guaranteed Minimum Income Benefits

The Company also reinsured GMIB under certain variable annuities issued by other insurance companies.  All reinsured GMIB policies also have a GMDB benefit that the Company reinsured.  The Company has equity and other market exposures as a result of this product. The Company retrocedes 55% of the GMIB risk to other insurance companies.

The determination of liabilities for GMIB requires the Company to make critical accounting estimates.  The Company has updated these assumptions and the effects of hypothetical changes in those assumptions in connection with the implementation of SFAS No. 157.  See page 37 for additional information.

See Notes 7 and 15 to the Consolidated Financial Statements for additional information about these assumptions and the liability balances.

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

Segment Summary

The Company's payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments.  For GMDB and GMIB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior.   For workers' compensation and personal accident the claim payments relate to accidents and injuries. These claim payments can in some cases extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of  the Company's ultimate payment obligations and ultimate collection from retrocessionaires may not be known with certainty for some time.

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of September 30, 2008, based on current information.  However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Results of Operations

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$10	$12	$35	$41
Net investment income	25	25	70	70
Other revenues	71	(22)	117	(58)
Segment revenues	106	15	222	53
Benefits and expenses	286	(26)	638	114
Income (loss) before taxes (benefits)	(180)	41	(416)	(61)
Income taxes (benefits)	(75)	2	(164)	(40)
Segment earnings (loss)	$(105)	$39	$(252)	$(21)
Realized investment gains (losses), net of taxes	$(3)	$2	$(5)	$3
Results of GMIB business (after-tax) included in segment earnings (loss):
Charge on adoption of SFAS No. 157 for GMIB contracts	$-	$-	$(131)	$-
Results of GMIB business excluding charge on adoption	$(61)	$2	$(91)	$(74)

Excluding the results of the GMIB business, segment earnings for Run-off Reinsurance for the third quarter of 2008, decreased from the same period last year, reflecting unfavorable results for the GMDB business as explained in Note 6 to the Consolidated Financial Statements as well as the absence of favorable settlement activity in 2008.  These effects were partially offset by the favorable impact of reserve studies of $25 million after-tax in the third quarter of 2008 compared to $20 million after-tax for the same period last year.

Excluding the charge on adoption of SFAS No. 157 (see Note 3 to the Consolidated Financial Statements) and results of the GMIB business, segment earnings for Run-off Reinsurance for the nine months ended September 30, 2008, were lower than the same period last year, reflecting unfavorable results for the GMDB business as explained in Note 6 to the Consolidated Financial Statements as well as less favorable settlement activity related to personal accident and workers’ compensation.

Other Revenues

Other revenues included pre-tax gains from futures contracts of $70 million for the third quarter and $118 million for the nine months ended September 30, 2008, compared with pre-tax losses of $11 million for the third quarter and $46 million for the nine months ended September 30, 2007.  Amounts reflecting corresponding changes in liabilities for these guaranteed minimum death benefit contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists.  The notional amount of the futures contract positions held by the Company at September 30, 2008 related to this program was $1.2 billion.

Benefits and Expenses

Benefits and expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
GMIB expense	$98	$-	$353	$120
Other benefits and expenses	188	(26)	285	(6)
Benefits and expenses	$286	$(26)	$638	$114

GMIB Expense.  GMIB expense for the nine months ended September 30, 2008 includes a pre-tax charge of $202 million for the adoption of SFAS No. 157, which is discussed in Note 3 to the Consolidated Financial Statements.  GMIB expense for the nine months ended September 30, 2007 includes a pre-tax charge of $86 million related to updated assumptions for annuity election and lapse rates. After the adoption of SFAS No. 157 in 2008, the Company’s results of operations are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market-observable inputs at the close of each reporting period including risk-free interest rates (LIBOR swap curve) and market-implied volatilities.

The GMIB business generated pre-tax expense of $98 million in the third quarter of 2008 compared with no pre-tax expense for the third quarter of 2007.  The pre-tax expense in the third quarter of 2008 was primarily driven by:

•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposure: $42 million;
•	decreases in interest rates since June 30, 2008: $37 million;
•	updates to the risk and profit charge estimate: $11 million;
•	updates to other assumptions that are used in the fair value calculation: $7 million; and
•	other amounts including experience varying from assumptions: $1 million.

Excluding the charge discussed above and for the nine months ended September 30, 2008, the GMIB business generated additional pre-tax expense of $151 million again primarily as a result of:

•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposure: $82 million;
•	decreases in interest rates since December 31, 2007: $33 million;
•	updates to the risk and profit charge estimate: $15 million;
•	updates to other assumptions that are used in the fair value calculation: $17 million; and
•	other amounts including experience varying from assumptions: $4 million.

Excluding the charge discussed above and for the nine months ended September 30, 2007, the GMIB business generated additional pre-tax expense of $34 million, primarily the result of unfavorable annuitization experience.

The GMIB liabilities and related assets are calculated using a complex internal model and assumptions that in 2008 are from the viewpoint of a hypothetical market participant.  This resulting liability (and related asset) is higher than the Company believes will  ultimately be required primarily because risk-free interest rates are used to project growth in account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant.  The Company’s payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected.  The Company does not believe that current risk-free interest rates reflect actual growth expected for the underlying mutual funds over that timeframe, and therefore believes that the recorded liability and related asset are in excess of what will ultimately be required as this business runs off.

Other Benefits and Expenses. Other benefits and expenses were higher for the third quarter and nine months ended September 30, 2008 than the comparable periods in 2007 due to the impact of changes in the equity markets on guaranteed minimum death benefit contracts.  Equity markets decreased in 2008 while they increased in 2007 leading to higher benefits expense in 2008.  Equity market declines result in decreases in underlying annuity account values, which increases the exposure under the contracts, and also results in an increase in the provision for future partial surrenders (see Note 6 to the Consolidated Financial Statements).  The changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.   In addition, benefits expense related to personal accident and workers compensation was higher in 2008 than 2007, as a result of less settlement activity in 2008.

Income Taxes

Income taxes associated with the Run-off Reinsurance segment were computed on a discrete basis at the statutory rate due to the inability to reasonably estimate full year operating results, primarily attributable to the application of SFAS 157.

Other Operations Segment

Segment Description

Other Operations consist of:

•	non-leveraged and leveraged corporate–owned life insurance (COLI);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.

Results of Operations

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Premiums and fees	$29	$25	$84	$81
Net investment income	104	110	313	329
Other revenues	18	24	54	64
Segment revenues	151	159	451	474
Benefits and expenses	120	118	354	358
Income before taxes	31	41	97	116
Income taxes	11	6	33	31
Segment earnings	$20	$35	$64	$85
Realized investment gains (losses), net of taxes	$(8)	$3	$(11)	$-
Special item (after-tax) included in segment earnings:
Completion of IRS examination	$-	$5	$-	$5

Segment earnings for Other Operations for the third quarter and nine months ended September 30, 2008 declined compared with the same periods last year, reflecting lower results from the COLI business driven by less favorable mortality and lower interest margins.  Interest margins decreased due to the movement of assets from the general account to separate accounts, and lower interest rates. In addition, the continuing decline in deferred gain amortization associated with sold businesses contributed to lower earnings.

Corporate

Description

Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, certain litigation matters, net investment income on unallocated investments, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Segment loss	$(31)	$(19)	$(133)	$(68)
Special items (after-tax) included in segment loss:
Charge related to litigation matter	$-	$-	$(52)	$-
Completion of IRS examination	$-	$10	$-	$10

Excluding the special items noted above, Corporate results for the third quarter and nine months ended September 30, 2008, compared with the same periods last year, primarily reflect higher net interest expense attributable to lower invested assets and increased debt to finance the acquired business.  These factors were partially offset by lower directors’ expenses due to reduced deferred compensation obligations caused by a decline in the Company’s stock price.

DISCONTINUED OPERATIONS

Discontinued operations for the third quarter of 2008 included a gain of $1 million after-tax from the settlement of certain issues related to a past divestiture.  Discontinued operations for the nine months ended September 30, 2008, included a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.

Discontinued operations for the third quarter and nine months ended September 30, 2007 reflected a tax benefit associated with disposition of Lovelace Health Systems, Inc. in 2003, an impairment loss associated with the sale of the Chilean insurance operations, and realized gains from the disposition of certain directly-owned real estate investments.

INDUSTRY DEVELOPMENTS AND OTHER MATTERS

There are certain matters that present significant uncertainty, which could result in a material adverse impact on the Company's consolidated results of operations.  See Note 15 to the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company maintains liquidity at two levels:  the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•	claim and benefit payments to policyholders; and
•	operating expense requirements, primarily for employee compensation and benefits.

The Company’s subsidiaries normally meet their operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities;
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities; and
•	borrowing from its parent company.

The Company’s subsidiaries generate most of the cash flow from operating activities.  These cash flows are typically invested in fixed income securities with a duration that matches the liabilities.

Liquidity requirements at the parent level generally consist of:

•	debt service and dividend payments to shareholders; and
•	pension plan funding.

The parent normally meets its liquidity requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	collecting dividends from its subsidiaries;
•	using proceeds from issuance of debt and equity securities; and
•	borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2008	2007
Operating activities	$1,050	$766
Investing activities	$(2,304)	$93
Financing activities	$377	$(833)

Cash flow from operating activities consists of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with the Company’s program to substantially reduce equity market risk related to reinsured guaranteed minimum death benefit contracts, investment income, taxes, and benefits and expenses.

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

2008:

Operating activities

For the nine months ended September 30, 2008, cash flows from operating activities were greater than adjusted income from operations by $45 million, including cash inflows of $118 million associated with futures contracts used by the Run-off Reinsurance segment which did not affect net income.  Excluding those inflows, cash flows from operating activities were less than adjusted income from operations by $73 million, primarily reflecting the timing of payments for litigation matters, prepaid expenses and certain other expenses.

Cash flows from operating activities for the nine months ended September 30, 2008 increased by $284 million compared with the nine months ended September 30, 2007.  Excluding the results of the futures contracts used by the Run-off Reinsurance segment (which did not affect net income), the increase was $120 million.  The increase in 2008 primarily reflects more favorable receivables collections.

Investing activities

The Company used net cash of $1.3 billion to fund the acquisition of Great-West Healthcare.  Excluding this item, cash used in investing activities was $1.0 billion.  This use of cash primarily consisted of net purchases of investments of $812 million and net purchases of property and equipment of $179 million.

Financing activities

Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt and long-term debt of $312 million and $297 million, respectively.  These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare.  Financing activities also included net deposits to contractholder deposit funds of $88 million, proceeds from the issuance of common stock under the Company's stock plans of $37 million and dividends on and repurchases of common stock of $354 million.

2007:

Operating activities

For the nine months ended September 30, 2007, cash flows from operating activities were lower than adjusted income from operations by $252 million, partially due to cash outflows of $46 million associated with futures contracts used by the Run-off Reinsurance segment which did not affect net income.  Excluding those outflows, cash flows from operating activities were less than adjusted income from operations by $206 million, primarily reflecting unfavorable receivable collections, payments of experience refund liabilities, and settlement of the shareholder lawsuit.

Investing activities

Cash provided by investing activities primarily consisted of net sales of investments of $247 million and net purchases of property and equipment of $109 million.

Financing activities

Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $1.2 billion and repayment of  debt of $378 million, partially offset by proceeds from the issuance of debt of $498 million and proceeds from the issuance of common stock under the Company’s stock plans of $231 million.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Interest expense	$38	$30	$106	$91

The increase in interest expense for the third quarter and nine months ended September 30, 2008, compared with the same periods last year, was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition.

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

The Company prioritizes its use of capital resources to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries;
•	consider acquisitions that are strategically and economically advantageous; and
•	return capital to investors through share repurchase.

The availability of capital resources will be impacted by equity and credit market conditions.  Extreme volatility in credit or equity market conditions may reduce the Company’s ability to issue debt or equity securities.  Significant volatility and deterioration of the equity markets will result in reduced retained earnings and will reduce the capital available for growth, acquisitions, and share repurchase.

Current market conditions will  reduce the availability of capital resources for acquisitions and share repurchase.

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

On March 14, 2008, the Company entered into a new commercial paper program (“the Program”).   Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the Program, the Company may use the Credit Agreement (see below) for funding. In October 2008, the Company added an additional dealer to its Program. As of September 30, 2008, the Company had $313 million in commercial paper outstanding, at a weighted average interest rate of 4.69%, used to finance the Great-West Healthcare acquisition and for other corporate purposes.

In June 2007, the Company amended and restated its five-year committed revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit.  This agreement is diversified among 24 banks, with three banks each having 11% of the commitment and the other 21 banks having the remaining 67% of the commitment.  The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There was $25 million of letters of credit issued as of September 30, 2008.

At September 30, 2008, there was approximately $130 million in cash available at the parent/holding company level.

The Company maintains a share repurchase program.  From January 1, 2008 through October 30, 2008, the Company repurchased 10 million shares through this program at an average share price of $37.81 per share for an aggregate cost of $378 million.  The total remaining authority as of October 30, 2008 was $449 million.  See the table in Part II, Item 2 of this Form 10-Q for more information on share repurchase activity for the third quarter ended September 30, 2008.

Liquidity and Capital Resources Outlook

There are no scheduled long-term debt repayments in 2008 or 2009 and no pension plan funding requirements in 2008.  If equity market returns do not significantly recover in the fourth quarter of 2008, based on current Pension Protection Act of 2006 guidelines, the increase in pension plan funding in 2009 could be significant in order to achieve currently targeted plan funding levels.  Based on a range for the S&P 500 Index of 1,000 to 800 at December 31, 2008, and currently targeted funding levels for the 2008 plan year, contributions in 2009 could be in the range of $800 million to $1.1 billion.  The Company expects the contributions to be fully tax deductible.  The amount of the contributions will ultimately be based on a wide range of factors, including asset returns and interest rates through the end of 2008. In addition, the Company can adjust its funding targets based on guidelines in the Pension Protection Act of 2006.  Given the significant uncertainty around the impact of the equity markets, the potential for change in regulatory requirements and the various options available to the Company, the range of potential contributions for 2009 cited above could change significantly.  These estimates do not include funding requirements related to the litigation matter discussed in Note 15 to the Consolidated Financial Statements, as management does not expect this to be resolved in 2009.  The amount and timing of cash contributions in 2009 could vary significantly from this estimate based on actual returns on pension assets and corporate bond yields for the remainder of 2008. In addition to the funding requirements of the pension plan, in the fourth quarter of 2008, in accordance with GAAP, the Company will update its pension liability using year-end asset levels and an updated discount rate.  This adjustment will be recognized in accumulated comprehensive income.  Based on information known through September 30, 2008, and if equity market returns do not significantly recover in the fourth quarter of 2008, the Company’s adjustment to accumulated other comprehensive income could materially decrease shareholders’ equity at December 31, 2008.

The availability of resources at the parent/holding company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines, and partially dependent on the availability of liquidity from the issuance of debt or equity securities.

The Company expects, based on current projections for cash activity, to have sufficient liquidity to meet its obligations.

However, the Company’s cash projections may not be realized and the demand for funds could exceed available cash if:

•	ongoing businesses experience unexpected shortfalls in earnings;
•
regulatory restrictions or rating agency capital guidelines reduce the amount of dividends available to be distributed to the parent company from the insurance and HMO subsidiaries (including the impact of equity market deterioration and volatility on subsidiary capital);

•	significant disruption or volatility in the capital and credit markets reduces the Company’s ability to raise capital or creates unexpected losses related to GMDB and GMIB; or
•	a substantial increase in funding over current projections is required for the Company’s pension plan.

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings, sales of liquid investments and suspension of the share repurchase program.  In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed line of credit agreement subject to the maximum debt leverage covenant in its line of credit agreement.

Though the Company believes it has adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect the Company’s ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

Guarantees and Contractual Obligations

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided and contractual obligations entered into in the ordinary course of business.  See Note 15 to the Consolidated Financial Statements for additional information.

Contractual obligations.  The Company has updated its contractual obligations previously provided on page 59 of the Company’s 2007 Form 10-K for certain items as follows:

•
other long-term liabilities associated with guaranteed minimum income benefits contracts as a result of the unfavorable equity market and interest rate environment during the nine months ended September 30, 2008;

•	short-term debt as a result of issuing commercial paper in 2008;
•	long-term debt, including scheduled interest payments, as a result of issuing $300 million in Notes in the first quarter of 2008; and
•	future net minimum rental payments under non-cancelable operating leases, as a result of the impact of the acquired business.

		Less
(In millions, on an		than 1	1-3	4-5	After 5
undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Other long-term liabilities	$947	$260	$293	$116	$278
Off-Balance Sheet:
Operating leases	$615	$45	$227	$157	$186

As a result of debt issuances in 2008, the Company's contractual obligations increased by $919 million, which includes scheduled interest payments. See page 53 for additional information.

INVESTMENT ASSETS

The Company’s investment assets do not include separate account assets.  Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 7, 8 and 12 to the Consolidated Financial Statements. More detailed information about the fixed maturities and mortgage loan portfolios by type of issuer, maturity dates, and, for mortgages by property type and location is included in Notes 2, 10, 11 and 14 to the Consolidated Financial Statements in the Company’s 2007 Form 10-K.

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

As of September 30, 2008, the Company’s mix of investments and their primary characteristics have not materially changed since December 31, 2007.  The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of September 30, 2008.   The Company’s commercial mortgage loans continue to be diversified by property type, location and borrower to reduce exposure to potential losses.

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

The Company recognizes interest income on “problem” bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was insignificant for the third quarter and nine months ended September 30, 2008 and 2007.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
September 30, 2008
Problem bonds	$70	$(51)	$19
Potential problem bonds	$47	$-	$47
Potential problem commercial mortgage loans	$91	$-	$91
December 31, 2007
Problem bonds	$47	$(30)	$17
Potential problem bonds	$34	$(9)	$25
Potential problem commercial mortgage loans	$70	$-	$70
Foreclosed real estate	$16	$(3)	$13

Summary

The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Credit-related	$(15)	$-	$(17)	$(1)
Other [1]	(26)	(6)	(42)	(11)
Total	$(41)	$(6)	$(59)	$(12)

[1] Other primarily represents the impact of rising interest rates on investments where the Company cannot demonstrate the intent and ability to hold until recovery.

In addition, in the third quarter of 2008, the Company recognized after-tax losses of $8 million on hybrid securities (classified as equity securities) of certain quasi-federal government agencies where the Company believes that the decline in fair value is "other-than-temporary."

The Company continues to be exposed to credit risk in its investment portfolio.  Sustained weaknesses in the economy may cause the Company to record additional investment losses resulting from credit exposures.  In addition, the possibility of rising interest rates for an extended period could cause the Company to recognize investment losses if the Company cannot demonstrate the intent and ability to hold those investments until recovery.  These investment losses could materially affect future results of operations, although the Company does not currently expect them to have a material effect on its liquidity or financial condition.

MARKET RISK

Market Risk of Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  The primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

The Company uses futures contracts as part of a program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in variable annuity account values.  The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and Euro would have been a decrease of approximately $120 million in the fair value of the futures contracts outstanding under this program as of September 30, 2008.  A corresponding decrease in liabilities for these guaranteed minimum death benefit contracts would result from this hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar.  See Note 6 to the Consolidated Financial Statements for further discussion of this program and the related guaranteed minimum death benefit contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses including on:

•	risks and exposures associated with guaranteed minimum death benefit and guaranteed minimum income benefit contracts (see page 47); and
•
pension liabilities because equity securities comprise a significant portion of the assets of the Company’s employee pension plans.  See “Liquidity and Capital Resources” section of the MD&A on page 51 for further information.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors.  Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties.  These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made.  Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s productivity initiatives, litigation and other legal matters, operational improvement in the health care operations, and the outlook for the Company’s full year 2008 and 2009 results.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.

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

15.
significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;

16.
significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of healthcare services provided to their workforce and our customers' ability to pay receivables) and our vendors (including their ability to provide services);

17.
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

18.
potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

19.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;
20.
challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services;

21.
the ability to successfully integrate and operate the businesses acquired from Great-West by, among other things, renewing insurance and administrative services contracts on competitive terms, retaining and growing membership, realizing revenue, expense and other synergies, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel; and

22.
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

In CIGNA's Form 10-K for the year ended December 31, 2007, and in its Form 10-Q for the quarter ended June 30, 2008 the Company described The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California  v. Universal Life Resources, which was pending in the Superior Court of the State of California for the County of San Diego.  On March 5, 2008, the court denied the regulator’s claim for attorneys’ fees and costs.  The regulator filed an appeal on May 5, 2008. The parties have now resolved the regulator’s claim for recovery of attorneys’ fees and costs and the case was dismissed on October 3, 2008.

In CIGNA's Form 10-K for the year ended December 31, 2007 and in its Form 10-Q for the quarter ended March 31, 2008, the Company described a lawsuit filed by Ronald A. Katz Technology Licensing, L.P. (RAKTL) in the United States District Court for the District of Delaware, and later transferred to a multi-district litigation proceeding in United States District Court for the Central District of California, against numerous defendants, including the Company and certain affiliates. The parties have reached a settlement of this lawsuit and the case was dismissed on September 22, 2008 as to the Company and certain affiliates.

On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers.  The Company has received four subpoenas from the New York Attorney General’s office in connection with this investigation and is responding appropriately. The Company is engaged in discussions with the New York Attorney General. In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information.  The Company is responding appropriately.  The Company is also a defendant in two putative class actions (Franco et al. v. Connecticut General Life Insurance Co., CIGNA Corporation and CIGNA Health Corporation and Chazen et al. v.  Connecticut General Life Insurance Co., CIGNA Corporation and CIGNA Health Corporation) brought on behalf of members asserting that due to the use of Ingenix data, the Company improperly underpaid claims, an industry-wide issue.

The Franco putative class action filed on March 22, 2004 in federal district court in New Jersey, asserts claims under ERISA, the RICO statute and state law on behalf of members of CIGNA plans.  Plaintiff seeks to recover alleged underpayments in relation to out-of-network claims for the period from 1998 to present.  On August 6, 2008, the court denied the Company’s motion to dismiss for lack of standing while indicating that the named plaintiff’s unique situation might undermine her adequacy as a class representative.  The parties are conducting significant discovery, and we expect the class certification hearing to occur in January 2009.  On August 15, 2008, the same counsel that filed the Franco case, filed a second putative class action in the same court as the Franco case on behalf of a different class representative, David Chazen, in order to address potential issues regarding Franco’s adequacy as a class representative.  The alleged damages period in the Chazen case encompasses 2002 to present. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

The Company was previously a defendant in a third putative class action brought on behalf of members asserting that the Company conspired with other health care company defendants in violation of the RICO statute and the Sherman Antitrust Act to improperly depress reimbursements for out-of-network benefits.  In August 2008, plaintiff dismissed the Company from that case.

Item 1A.  Risk Factors

The following is an update to the risk factors reported in CIGNA's Annual Report on Form 10-K for the year ended December 31, 2007.

Volatility in the credit and financial markets has been unusual and markets have experienced a shortage in overall liquidity.

The capital markets and credit market have been experiencing volatility and disruption.  In recent weeks, the volatility and disruption has reached unusual levels.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, they may adversely impact the Company’s availability and cost of credit in the future.

The impact of sustained or significant deterioration in economic conditions on the businesses of the Company’s customers and vendors could adversely affect the Company’s business.

We are exposed to risks associated with the potential financial instability of our customers, many of which may be adversely affected by the volatile conditions in the financial markets.  As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets), increases in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers may experience serious cash flow problems and other financial difficulties.  As a result, they may modify, delay or cancel plans to purchase the Company’s products, may make changes in the mix of products purchased that are unfavorable to the Company, or may be forced to reduce their workforces.  Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.  Any inability of current and/or potential customers to pay the Company for its products may adversely affect the Company’s earnings and cash flow.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions.  The same conditions that may affect our customers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output.  Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect our cash flow, profitability and financial.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA's share repurchase activity for the quarter ended September 30, 2008:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Jul 1-31, 2008	1,176,119	$35.27	1,171,100	$563,599,505
Aug 1-31, 2008	926,678	$41.65	922,900	$525,157,954
Sept 1-30, 2008	1,189,226	$37.67	1,188,000	$480,410,722
Total	3,292,023	$37.93	3,282,000
_______________
(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 5,019 shares in July, 3,778 shares in August and 1,226 shares in September.

(2)
CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement.  Remaining authorization under the program was approximately $480 million as of September 30, 2008.  Remaining authority was $449 million as of October 30, 2008.  CIGNA has effected in the past, and may continue from time to time to effect, open market purchases of CIGNA common stock through 10b5-1 plans, which allow a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.          Exhibits

(a)          See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNA CORPORATION

By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and
Chief Financial Officer

Date:  October 30, 2008

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant, effective as of April 29, 2008	Filed as Exhibit 3.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

3.2	By-laws of the registrant, effective as of April 23, 2008	Filed as Appendix A (pages A-1 through A-17) to the registrant’s definitive proxy statement filed March 20, 2008 and incorporated herein by reference.

10.1	CIGNA Stock Unit Plan (amended and restated effective July 22, 2008)	Filed herewith.

10.2	CIGNA Executive Severance Benefits Plan (amended and restated effective July 22, 2008)	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1