Form 10-K
period 2008-12-31
CIGNA CORP
filed 2009-02-26
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8323
CIGNA Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	06-1059331 (I.R.S. Employer
incorporation or organization)	Identification No.)

Two Liberty Place, Philadelphia, Pennsylvania	19192
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (215) 761-1000

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, Par Value $0.25	New York Stock Exchange, Inc.
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes X No ___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___No X
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No X
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately
$13.2 billion.
     As of January 30, 2009, 271,037,887 shares of the registrant’s Common Stock were outstanding.
     Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about
March 19, 2009.

PART I
Item 1. BUSINESS
A. Description of Business
     CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace, including: health care products and services; group disability, life and accident insurance; and workers’ compensation case management and related services. The Company also has certain inactive businesses, including a run-off reinsurance operation. CIGNA Corporation had consolidated shareholders’ equity of $3.6 billion and assets of $41.4 billion as of December 31, 2008, and revenues of $19.1 billion for the year then ended. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CG Life”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.
     As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this Form 10-K.
     CIGNA’s revenues are derived principally from premiums, fees, mail order pharmacy, other revenues and investment income. The financial results of CIGNA’s businesses are reported in the following segments:
•	Health Care;

•	Disability and Life;

•	International;

•	Run-off Reinsurance; and

•	Other Operations.
Available Information
     Our annual, quarterly and current reports, proxy statements and other information are also made available free of charge on our website (http://www.cigna.com, under the “Investors—SEC Filings” captions) as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). We use our website as a channel of distribution for material company information. Important information, including [news releases, analyst presentations and financial information] regarding CIGNA is routinely posted on and accessible at www.cigna.com. See “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 10 on page 140 of this Form 10-K for additional available information.
B. Financial Information about Business Segments
     The financial information included herein is in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior years’ financial information to conform to the 2008 presentation. Industry rankings and percentages set forth herein are for the year ended December 31, 2007, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.
     Financial data for each of CIGNA’s business segments is set forth in Note 21 to the Consolidated Financial Statements beginning on page 130 of this Form 10-K.
C. Health Care
     CIGNA’s Health Care segment (“CIGNA HealthCare”) offers insured and self-funded medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide individuals with comprehensive health care benefit programs.  CIGNA HealthCare also provides disability and life insurance products that were historically sold in connection with certain experience-rated medical products. These products and services are provided and administered by subsidiaries of CIGNA Corporation.
     CIGNA HealthCare is focused on helping to improve the health, well-being and security of the individuals which it serves.  CIGNA HealthCare believes the most sustainable approach to enhancing quality and managing health care costs is to fully engage customers in their own health care. Therefore, CIGNA HealthCare seeks to engage its members by providing actionable information about health and advocacy programs, including information about the cost and quality of care that members can use to make informed choices about health care for themselves and their families.
     Underlying CIGNA HealthCare’s operations is a foundation of clinical expertise and an ability to provide quality service. CIGNA HealthCare’s strengths include: (1) its ability to integrate medical and specialty product offerings to achieve a more holistic and integrated approach to members’ health that promotes consistent case management; and (2) its ability to provide predictive modeling and other analytical tools (for example, through the Company’s exclusive access to analytical tools and algorithms developed by the University of Michigan), to assist in providing targeted outreach and health advocacy by CIGNA’s clinical professionals to CIGNA HealthCare members.
Principal Products and Services and Funding Arrangements
     With the exception of HMO and Medicare Part D products, each of CIGNA HealthCare’s products (as described below) is offered with multiple funding options (also described below). CIGNA may sell multiple products under the same funding arrangement to the same employer. Accordingly, the revenue table included in the Health Care section of the Management’s Discussion and Analysis (“MD&A”) beginning on page 54 reflects both the product type and funding arrangement as well as the impact from the acquisition in April of 2008 of Great-West Healthcare, the health care division of Great-West Life & Annuity Insurance Company. CIGNA HealthCare companies offer products and services in all 50 states, the District of Columbia, Puerto Rico and the US Virgin Islands.
Medical
     CIGNA HealthCare provides a wide array of products and services to meet the needs of employers and other sponsors of health benefit plans and the employees and dependents participating in these plans, including:
•	Network and Open Access Plus Plans. CIGNA HealthCare offers a product line of indemnity managed care benefit plans. All indemnity benefit plans in the managed care product line use meaningful coinsurance differences for “in-network” versus “out-of-network” care, give members the option of selecting a primary care physician, and use a national provider network, which is somewhat smaller than the national network used with the preferred provider (“PPO”) plan product line. The Network, Network Open Access, and Open Access Plus In-Network (“OAPIN”) products cover only those services provided by CIGNA HealthCare participating (“in-network”) providers and emergency services provided by non-participating (“out-of-network”) providers. The Network POS, Network POS Open Access and Open Access Plus plans cover health care services provided by participating (“in-network”), and non-participating (“out-of-network”) health care providers.

•	Preferred Provider (“PPO”) Plans. CIGNA HealthCare also offers a PPO product line that features a broader national network with generally less favorable provider discounts than the managed care products described above, no requirement to select a primary care physician, and in-network and out-of-network coverage, but with lesser benefit incentives to encourage the use of participating providers.

•	Health Maintenance Organizations (“HMOs”). HMOs are required by law to provide coverage for all basic health services. They use various tools to facilitate the appropriate use of health care services through employed and/or contracted health care providers. HMOs control unit costs by negotiating rates of reimbursement with providers and by requiring that certain treatments be authorized for coverage in advance. CIGNA HealthCare offers HMO plans that require members to obtain all non-emergency services from participating providers as well as point of service (“POS”) HMO plans that also provide a lesser level of insurance coverage for out-of-network care from non-participating providers.

•	Voluntary Plans. CIGNA HealthCare’s voluntary medical products are offered to employers with 51 or more eligible employees and are designed to meet the needs of the working uninsured (such as hourly or part-time employees) by offering more limited and more affordable coverage than traditional major medical plans.

•	CIGNA Choice Fund®, Health Reimbursement Arrangements (“HRAs”), Health Savings Accounts (“HSAs”) and Flexible Spending Accounts (“FSAs”). In connection with many of the products described above, CIGNA HealthCare offers the CIGNA Choice Fund suite of consumer-directed products, including HRA, HSA and FSA options. An HRA allows employers to choose from a variety of benefit plan designs and for employees to fund un-reimbursed health care expenses with reimbursement account funds that can be rolled over from year to year. HSA plans allow employers to choose from a variety of benefit plan designs and funding options and combine a high deductible payment feature for a health plan with a tax-preferred savings account offering mutual fund investment options. Funds in an HSA can be used to pay the deductible and for other eligible tax-deductible medical expenses. In connection with its consumer-directed products, CIGNA HealthCare offers Custom Benefit BuilderSM, a tool that allows members to customize plan options including co-payments and deductible levels, to create a personalized benefit design that meets their individual needs. In 2007, CIGNA HealthCare expanded the availability of its HRA plans to smaller businesses with 51-200 employees and also began offering an integrated HSA product to this segment. The HRA and HSA products for employers with 51-200 employees are now available in 49 states.

•	Stop-Loss Coverage. CIGNA HealthCare offers stop-loss insurance coverage to both experience-rated and self-insured plans. This stop-loss coverage reimburses the plan for claims in excess of some predetermined amount, either for individuals (“specific”) or the entire group (“aggregate”), or both.

•	Shared Administration Services. CIGNA HealthCare makes shared administration products available to self-insured Taft-Hartley trusts and other groups. CIGNA HealthCare provides these self-insured plans access to its national provider network and provides claim re-pricing and other services (e.g. utilization management).
Specialty
     Health Advocacy and CareAllies®. Through its CareAllies brand, CIGNA HealthCare offers medical management, disease management, and health advocacy services to employers and other plan sponsors. CareAllies services are not only offered to members covered under CIGNA HealthCare administered plans but also to those employees who have elected coverage under a plan offered through their employer by competing insurers/third party administrators. CareAllies offers a consistent set of services to address the clinical and administrative inconsistencies that are inherent in the multi-vendor approach. Through its health advocacy programs, CIGNA HealthCare works to:
•	help healthy people stay healthy;

•	help people change behaviors that are putting their health at risk;

•	help people with existing health care issues access quality care and practice healthy self-care; and

•	help people with a disabling illness or injury return to productive work quickly and safely.
       In addition, CIGNA HealthCare offers a wide array of programs and services to help individuals improve the health of the mind and body, including:
•	early intervention by CIGNA’s network of approximately 2,400 clinical professionals;

•	CIGNA’s online health assessment, powered by analytics from the University of Michigan Health Management Research Center, which helps members identify potential health risks and learn what they can do to live a healthier life;

•	the CIGNA Well Aware for Better Health® program, which helps patients with chronic conditions such as asthma, diabetes, depression and weight complications better manage their conditions;

•	CIGNA Health Advisor®, one of our fastest-growing offerings, which provides members with access to a personal health coach to help them reach their health and wellness goals;

•	CIGNA’s Well Informed program (first available in January 2008), which uses clinical rules-based software to identify potential gaps and omissions in members’ health care through analysis of the Company’s integrated medical, behavioral, pharmacy and lab data allowing CIGNA HealthCare to communicate the gaps to the member and the member’s doctor; and

•	CIGNA’s online coaching capabilities.
     Behavioral Health. CIGNA Behavioral Health arranges for the provision of behavioral health care services to individuals through its network of participating behavioral health care providers, offers behavioral health care management services, employee assistance programs, and work/life programs to employer sponsored benefit plans, HMOs, governmental entities and disability insurers. CIGNA Behavioral Health focuses on integrating its programs and services to facilitate customized, holistic care.
     As of December 31, 2008, CIGNA Behavioral Health’s national network had approximately 66,800 access points to independent psychiatrists, psychologists and clinical social workers and approximately 5,600 facilities and clinics that are reimbursed on a contracted fee-for-service basis.
     In 2008, CIGNA completed its integration of the CIGNA Behavioral Health, vielife® and CareAllies brands and operations into a unified Health Solutions unit that supports CIGNA’s health advocacy strategy and manages the delivery of the Company’s health and wellness programs, including: condition and disease management, maternity management, case management, lifestyle management, health coaching (including online), employee assistance, work/life balance, mental health and substance abuse, health assessment, oncology support, transplant network/management, 24-hour health information line, wellness consulting, and the Healthy Rewards® discount program.
     Dental. CIGNA Dental Health offers a variety of dental care products including dental health maintenance organization (“DHMO”), dental preferred provider organization (“DPPO”), dental exclusive provider organization (“DEPO”), traditional indemnity products and a dental discount program. Customers can purchase CIGNA Dental Health products as stand-alone products or integrated with CIGNA HealthCare’s medical products. As of December 31, 2008, CIGNA Dental Health members totaled approximately 10.6 million, representing employees at more than one-third of all Fortune 100 companies. Managed dental care products are offered in 36 states and the District of Columbia through a network of independent providers that have contracted with CIGNA Dental Health to provide dental services to members.
     CIGNA Dental Health members access care from one of the largest dental HMO and dental PPO networks in the U.S., with approximately 110,000 DPPO-contracted access points (approximately 56,000 unique providers) and approximately 41,500 dental HMO-contracted access points (approximately 10,500 unique providers).
     CIGNA Dental Health stresses preventive dentistry; it believes that promoting preventive care contributes to a healthier workforce, an improved quality of life, increased productivity and fewer treatment claims and associated costs over time. CIGNA Dental Health offers members a dental treatment cost estimator to educate individuals on oral health and aid them in their dental health care decision-making.
     Vision. CIGNA Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services. CIGNA’s national vision care network, which consists of over 40,000 providers in approximately 20,000 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers. Routine vision products are offered in conjunction with CIGNA HealthCare’s medical and dental product offerings.
     Pharmacy.  CIGNA Pharmacy offers prescription drug plans to its insured and self-funded members both in conjunction with its medical products and on a stand-alone basis.  With a nationwide network of approximately 58,000 contracted pharmacies, CIGNA Pharmacy is a comprehensive pharmacy benefits manager offering clinical integration programs, specialty pharmacy solutions, and fast, efficient home delivery pharmacy capabilities that improve outcomes and reduce costs for a Return On Health®.
     Programs that reflect this integration of medical, behavioral and pharmacy offerings include:
•	Well Informed. CIGNA’s Well Informed program focuses on the chronic conditions most likely to benefit from disciplined prescription therapy, such as asthma, diabetes, back pain and high cholesterol.

•	Cost Management Programs. CIGNA’s cost management programs motivate individuals and physicians to take positive steps in the treatment of acute, chronic and complex conditions. For example, Step Therapy is a Cost Management program that encourages individuals to use generic drugs and low-cost alternatives for anti-ulcer, hypertension, and high cholesterol medications through communications with the individual and the individual’s physician.

•	Specialty Pharmacy Solutions. As an integrated payor, CIGNA HealthCare is uniquely positioned to manage holistic care for individuals with chronic conditions. This approach allows individuals to access medication in the most appropriate setting based on their unique circumstances. This results in less confusion and disruption in care, which in turn promotes medication adherence and healthier outcomes.
•	CIGNA Tel-Drug® Home Delivery Pharmacy. CIGNA HealthCare also offers cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through its home delivery operation. CIGNA Tel-Drug Home Delivery Pharmacy provides an individual-focused, efficient home delivery pharmacy with high standards of quality, accuracy and individual care relating to maintenance and specialty medications. Orders may be submitted through the mail, via phone or through the internet at myCIGNA.com.

•	CIGNA HealthCare also offers a suite of online tools to individuals, including our award-winning Prescription Drug Price Quote Tool, which empowers individuals with actionable information that helps them maximize their benefits and lower their out-of-pocket costs.
     Medicare Part D. CIGNA’s Medicare Part D prescription drug program, CIGNA Medicare Rx ®, provides a number of plan options as well as service and information support to Medicare-eligible members aged 65 and over. CIGNA Medicare Rx is available in all 50 states and the District of Columbia.
     Retail Pharmacies. CIGNA HealthCare operates 19 retail pharmacies, including on-site retail pharmacies for members to serve the needs of CIGNA HealthCare members.
Funding Arrangements
     The segment’s health care products and services are offered through the following funding arrangements:
•	guaranteed cost;

•	retrospectively experience-rated (including minimum premium funding arrangements); and

•	administrative service.
     Guaranteed Cost. Under guaranteed cost funding arrangements, group policyholders pay a fixed premium and CIGNA HealthCare bears the risk for claims and costs that exceed the premium. Some insurance policies are offered on a guaranteed cost basis. The HMO product is offered only on a guaranteed cost basis.
     Retrospectively Experience-rated (including Minimum Premium). Under insurance policies using a retrospectively experience-rated funding arrangement, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period. CIGNA HealthCare generally bears the risk if claims and expenses exceed this premium, but has the potential to recover any deficit from margins in future years if the policy is renewed. For additional discussion, see “Pricing, Reserves and Reinsurance” later in this section of the 10-K.
     Under insurance policies using a minimum premium funding arrangement, instead of paying a fixed monthly premium, the group policyholder establishes and funds a bank account and authorizes the insurer to draw upon funds in the account to pay claims and other authorized expenses. The policyholder pays a significantly reduced monthly “residual” premium while the policy is in effect and a supplemental premium (to cover reserves for run-out claims and administrative expenses) upon termination. Minimum premium funding arrangements combine insurance protection with an element of self-funding. The policyholder is responsible for funding all claims up to a predetermined aggregate, maximum amount, and CIGNA HealthCare bears the risk for claim costs incurred in excess of that amount. CIGNA HealthCare has the potential to recover this deficit from margins in future years if the policy is renewed. Accordingly, minimum premium funding arrangements have a risk profile similar to retrospectively experience-rated insurance arrangements.
     Administrative Service. Under the administrative service funding arrangement, CIGNA HealthCare contracts with employers on an administrative services only (“ASO”) basis to administer claims and perform other plan related services. CIGNA HealthCare collects administrative service fees in exchange for providing ASO plans with access to CIGNA HealthCare’s applicable participating provider network and for providing other services and programs including: quality management; utilization management; cost containment; health advocacy; 24-hour help line; case management; disease management; pharmacy benefit management; behavioral health care management services (through its provider networks); or any combination of the services. The employer/plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA HealthCare or other insurers for claims in excess of a predetermined amount, for either individuals (“specific”), the entire group (“aggregate”), or both.
     In 2008, CIGNA purchased Great-West Healthcare, the healthcare division of Great-West Life & Annuity Insurance Company (“Great-West”). Great-West Healthcare has historically offered similar products and services through similar funding arrangements, although Great-West Healthcare focused on smaller customers, and as a result, a substantially higher portion of the claims in their book of business are covered by some type of stop-loss arrangement.
     Financial information, including premiums and fees is presented in the Health Care section of the MD&A beginning on page 54 and Note 21 to CIGNA’s Consolidated Financial Statements beginning on page 130.
Service and Quality
     CIGNA HealthCare operates eleven service centers that together processed approximately 122 million medical claims in 2008. Satisfying customers and members is a primary business objective and critical to the Company’s success. To address a variety of member issues, CIGNA HealthCare offers members access to its grievance and appeals processes. CIGNA operates six member service centers that members can call toll-free to address requests for information and complaints and grievances. CIGNA HealthCare customer service representatives are empowered to immediately resolve a wide range of issues to help members obtain the most from their benefit plan. In many cases, a customer service representative can resolve the member’s issue. If an issue cannot be resolved informally, CIGNA HealthCare has a formal appeals process that can be initiated by telephone or in writing and involves two levels of internal review. For those matters not resolved by internal reviews, CIGNA HealthCare members are offered the option of a voluntary external review of claims. The CIGNA HealthCare formal appeals process addresses member inquiries and appeals concerning initial coverage determinations based on medical necessity and other benefits/coverage determinations. CIGNA HealthCare’s formal appeals process meets National Committee for Quality Assurance (“NCQA”), Employee Retirement Income Security Act (“ERISA”), Utilization Review Accreditation Commission (“URAC”) and/or applicable state regulatory requirements.
     CIGNA HealthCare’s commitment to promoting quality care and service to its members is reflected in a variety of activities including: the credentialing of medical providers and facilities that participate in CIGNA HealthCare’s Managed Care and PPO networks; the development of the CIGNA Care® specialist physician designation described below, and participation in initiatives that provide information to members to enable educated health care decision-making.
     Participating Provider Network. CIGNA HealthCare has an extensive national network of participating health care providers, which as of December 31, 2008 consisted of approximately 5,200 hospitals and approximately 573,000 providers as well as other facilities, pharmacies and vendors of health care services and supplies (these hospital and provider counts exclude the impact of the Great-West Healthcare acquisition). As part of the purchase of Great-West Healthcare, CIGNA acquired the participating provider network of Great-West Healthcare. In many cases, the providers in the Great-West Healthcare network were already in the CIGNA HealthCare participating provider network, however, the acquisition has expanded and strengthened CIGNA HealthCare’s network in some regions of the country. CIGNA HealthCare is in the process of consolidating the network it acquired from Great-West with its existing participating provider network. As of December 31, 2007, CIGNA HealthCare’s national network of participating health care providers consisted of approximately 5,100 hospitals and approximately 542,000 providers.
     In most instances, CIGNA HealthCare contracts directly with the participating provider to provide covered services to members at agreed-upon rates of reimbursement. In some instances, however, CIGNA HealthCare companies contract with third parties for access to their provider networks. In addition, CIGNA HealthCare has entered into strategic alliances with several regional managed care organizations (Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan, and MVP Health Plan) to gain access to their provider networks and discounts.
     CIGNA Care®. CIGNA Care is a benefit design option available for CIGNA HealthCare administered plans in 57 service areas across the country. CIGNA Care is a subset of participating physicians in certain specialties who are designated as CIGNA Care physicians based on specific clinical quality and cost-efficiency selection criteria. Members pay reduced co-payments or co-insurance when they receive care from a specialist designated as a CIGNA Care provider. CIGNA participating specialists are evaluated annually for the CIGNA Care designation.

     Provider Credentialing. CIGNA HealthCare credentials physicians, hospitals and other health care providers in its participating provider networks using quality criteria which meet or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most providers are re-credentialed every three years.
     Health Plan Credentialing. Each of CIGNA HealthCare’s 23 HMO and POS plans that have undergone an accreditation review have earned the highest rating possible – Excellent – from the NCQA and have earned Distinction for NCQA’s Quality Plus Member Connections and Physician and Hospital Quality standards. The Member Connections standards assess a plan’s web-based and telephonic consumer decision support tools. The Physician and Hospital Quality standards assess how well a plan provides members with information about physicians and hospitals in its network to help consumers make informed health care decisions. In early 2008, CIGNA HealthCare received “Full” accreditation (the highest rating possible) from NCQA for its PPO plans and for CIGNA’s Open Access Plus plans nationwide. The case management and utilization management programs provided to CIGNA HealthCare members have been awarded full accreditation by URAC.
     HEDIS® Measures. In addition, CIGNA HealthCare participates in NCQA’s Health Plan Employer Data and Information Set (“HEDIS®”) Quality Compass Report. HEDIS® Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs. CIGNA HealthCare’s national results compare favorably to industry averages.
     Technology. CIGNA HealthCare understands the critical importance of information technology to the level of service the Company is able to provide to its members and to the continued growth of the health care business. The health care marketplace is evolving and the level of service that is acceptable to consumers today may not be acceptable tomorrow. Therefore, CIGNA HealthCare continues to invest in its information technology infrastructure and capabilities including technology essential to fundamental claim administration and customer service, as well as tools and Internet-enabled technology that support CIGNA HealthCare’s focus on engaging members in health care decisions.
     For example, CIGNA HealthCare has developed a range of member decision support tools including:
•	myCIGNA.com, CIGNA’s consumer Internet portal. The portal is personalized with each member’s CIGNA medical, dental and pharmacy plan information;

•	myCignaPlans.com, a website which allows prospective members to compare plan coverage and pricing options, before enrolling, based on a variety of factors. The application gives members information on the total health care cost to them and their employer;

•	a number of interactive online cost and quality information tools that compare hospital quality and efficiency information, prescription drug choices and average price estimates and member-specific average out-of-pocket cost estimates for certain medical procedures; and

•	Health Risk Assessment, an online interactive tool through which members can identify potential health risks and monitor their health status.
     In addition, a special website designed for seniors was launched in 2007 to offer customized features as well as access to both the myCIGNA.com and cigna.com websites.
Pricing, Reserves and Reinsurance
     Premiums and fees charged for HMO and most health insurance products and life insurance products are generally set in advance of the policy period and are guaranteed for one year. Premium rates for fully insured products are established either on a guaranteed cost basis or on a retrospectively experience-rated basis.
     Charges to customers established on a guaranteed cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period. A guaranteed cost pricing methodology reflects assumptions about future claims, health care inflation (unit cost, location of delivery of care and utilization), effective medical cost management, expenses, credit risk, enrollment mix, investment returns, and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience. Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups. In addition, pricing for health care products that use networks of contracted providers reflects assumptions about the impact of the reimbursement rates in the provider contracts on future claims. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.
     Premiums established for retrospectively experience-rated business may be adjusted for the actual claim and, in some cases, administrative cost experience of the account through an experience settlement process subsequent to the policy period. To the extent that the cost experience is favorable in relation to the prospectively determined premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund. If claim experience is adverse in relation to the initial premiums, CIGNA HealthCare may recover the resulting experience deficit, according to contractual provisions, through future premiums and experience settlements, provided the policy remains in force.
     CIGNA HealthCare contracts on an ASO basis with customers who fund their own claims. CIGNA HealthCare charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, CIGNA HealthCare provides performance guarantees associated with meeting certain service related and other performance standards. If these standards are not met, CIGNA HealthCare may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. CIGNA HealthCare establishes liabilities for estimated payouts associated with these guarantees.
     In addition to paying current benefits and expenses under HMO and health insurance policies, CIGNA HealthCare establishes reserves for amounts estimated to settle reported claims not yet paid, as well as claims incurred, but not yet reported. Also, liabilities are established for estimated experience refunds based on the results of retrospectively experience-rated policies and applicable contract terms.
     As of December 31, 2008, approximately $1.0 billion, or 65% of the reserves of CIGNA HealthCare’s operations comprise liabilities that are likely to be paid within one year, primarily for medical and dental claims, as well as certain group disability and life insurance claims. Of the reserve amount expected to be paid within one year, $202 million relates to amounts recoverable from certain ASO customers and from minimum premium policyholders, and is offset by a receivable. The remaining reserves related primarily to contracts that are short term in nature, but have long term payouts and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors and contractholder deposit funds.
     CIGNA HealthCare credits interest on experience refund balances to retrospectively experience-rated policyholders through rates that are set by CIGNA HealthCare taking investment performance and market rates into consideration. Generally, for interest-crediting rates set at CIGNA HealthCare’s discretion, higher rates are credited to funds with longer terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2008, the rates of interest credited ranged from 2.75% to 4.00%, with a weighted average rate of 3.15%.
     The profitability of CIGNA HealthCare’s fully insured health care products depends on the adequacy of premiums charged relative to claims and expenses. For medical and dental products, profitability reflects the accuracy of cost projections for health care (unit costs and utilization), the adequacy of fees charged for administration and risk assumption and effective medical cost and utilization management.
     CIGNA HealthCare reduces its exposure to large catastrophic losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.
Markets and Distribution
     CIGNA HealthCare targets the following markets for its products:
•	national accounts, which are multi-site employers generally with more than 5,000 employees;

•	regional accounts, which are generally defined as multi-site employers with more than 250 but fewer than 5,000 employees, and single-site employers with more than 250 employees;

•	“Select,” which generally includes employers with 51- 250 employees;

•	small business, which generally includes employers with 2-50 employees;

•	individuals;

•	government, which includes employees in federal, state and local governments, primary and secondary schools, and colleges and universities;

•	Taft-Hartley plans, which includes members covered by union trust funds;

•	seniors, which focuses on the health care needs of individuals 50 years and older;

•	voluntary, which focuses on employers with working uninsured employees; and

•	emerging markets, which includes non-CIGNA HealthCare payors to which leased network and other services are offered.
     To date, the national and regional account markets have comprised a significant amount of CIGNA HealthCare’s business. With the acquisition of Great-West Healthcare, the healthcare division of Great-West, the “Select,” small business, and emerging markets now constitute a larger share of CIGNA HealthCare’s business.
     CIGNA HealthCare employs group sales representatives to distribute its products and services through insurance brokers and insurance consultants or directly to employers. CIGNA HealthCare also employs representatives to sell utilization review services, managed behavioral health care and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2008, the field sales force for the products and services of this segment consisted of approximately 970 sales representatives in approximately 120 field locations.
Competition
     CIGNA HealthCare’s business is subject to intense competition, and industry consolidation has created an even more competitive business environment. While no one competitor dominates the health care market, CIGNA HealthCare expects a continuing trend of consolidation in the industry given the current economic environment.
     In certain geographic locations, some health care companies may have significant market share positions. A large number of health care companies and other entities compete in offering similar products. Competition in the health care market exists both for employers and other groups sponsoring plans and for the employees in those instances where the employer offers its employees the choice of products of more than one health care company. Most group policies are subject to annual review by the policyholder, who may seek competitive quotations prior to renewal.
     The principal competitive factors are: quality and cost-effectiveness of service and provider networks; effectiveness of medical care management; product responsiveness to the needs of customers and their employees; cost-containment services; technology; price; and effectiveness of marketing and sales. Financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” in Section J beginning on page 28. CIGNA HealthCare believes that its national scope, integrated approach to consumer engagement, breadth of product and funding offerings, clinical care and medical management capabilities and funding options are strategic competitive advantages. These advantages allow CIGNA HealthCare to respond to the diverse needs of its customer base in each market in which it operates. CIGNA HealthCare also believes that its focus on helping to improve the health, well-being and security of its members will allow it to distinguish itself from its competitors.
     The principal competitors are:
•	other large insurance companies that provide group health and life insurance products;

•	Blue Cross and Blue Shield organizations;

•	stand-alone HMOs and PPOs;

•	third party administrators;

•	HMOs affiliated with major insurance companies and hospitals; and

•	national managed pharmacy, behavioral health and utilization review services companies.
     Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology that allows consumers to take a more active role in the management of their health. This is accomplished primarily through financial incentives, access to enhanced medical quality data and other information sharing. The effective use of the Company’s health advocacy capabilities, decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and CIGNA HealthCare believes they will be competitive differentiators.
Industry Developments and Strategic Overview
     Both state and federal lawmakers have supported a broad range of health care reform efforts due to the recent demand for changes to the health care industry. The Company expects that these efforts will intensify in 2009. The proposal and/or passing of any reform initiatives would affect the health care industry in general and CIGNA, specifically. CIGNA advocates creating a value-based healthcare system that provides access to care for the uninsured, fosters and rewards quality, and makes care more affordable by educating consumers to the true costs and quality of care and supporting better decision making.  CIGNA envisions such a system as a partnership between private and public sectors, taking the best of what the private and public sector programs offer and creating a system that addresses the needs of all.  CIGNA is intensely involved in developing workable solutions for reforming America’s healthcare system.
     As part of its business strategy, CIGNA continually evaluates potential acquisitions and other transactions that could enhance the Company’s competitive capabilities and provide a basis for membership growth and/or improved medical costs. In 2008, CIGNA acquired the assets of Great-West Healthcare, the healthcare division of Great-West.
     Also, in connection with CIGNA’s long-term business strategy, the Company intends to continue to focus on the fundamentals of its health care business in order to provide consistent, reliable service to customers at a competitive cost; differentiating the health care business from its competitors by facilitating consumer engagement to realize improvement in the individual’s health and well-being; and segment expansion, particularly in the voluntary, individual, small business and “Select” markets.

D. Disability and Life
Principal Products and Services
     CIGNA’s Disability and Life segment (“CIGNA Disability and Life”) provides the following insurance products and their related services: group life insurance, long-term and short-term disability insurance, workers’ compensation and disability case management, and accident and specialty insurance. These products and services are provided by subsidiaries of CIGNA Corporation.
Disability Insurance
     CIGNA Disability and Life markets group long-term and short-term disability insurance products and services in all 50 states and statutorily required disability insurance plans in certain states. These products and services generally provide a fixed level of income to replace a portion of wages lost because of disability. They also provide assistance to the employee in returning to work and assistance to the employer in managing the cost of employee disability. Group disability coverage is typically employer-paid or a combination of employer and employee-paid.
     CIGNA Disability and Life also provides case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits.
     CIGNA Disability and Life’s disability insurance products may be integrated with other disability benefit programs, behavioral programs, workers’ compensation, medical programs, social security advocacy, and the Family and Medical Leave Act and leave of absence administration. CIGNA Disability and Life believes this integration provides customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. Combining CIGNA Disability and Life disability and CIGNA HealthCare’s medical programs may provide enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return to work rate. CIGNA Disability and Life has formalized an integrated approach to health and wellness through the Disability and Healthcare Connect Program. This program uses information from the CIGNA HealthCare and CIGNA Disability and Life databases to help identify, treat and manage disabilities before they become chronic, longer in duration and more costly. Proactive outreach from CIGNA Behavioral Health assists employees suffering from a mental health condition, either as a primary condition or as a result of another condition. CIGNA may receive fees for providing these integrated services to customers.
     CIGNA Disability and Life is an industry leader in returning employees to work quickly. Shorter disability claim durations mean higher productivity and lower cost for employers and a better quality of life for their employees. Data from a recent industry customer satisfaction survey showed that CIGNA Disability and Life’s short-term and long-term disability claimant satisfaction levels meet and in certain metrics exceed those of our competitors.
     Approximately 7,100 insured disability policies covering approximately 4.9 million lives were outstanding as of December 31, 2008.
Life Insurance
     Group life insurance products include group term life and group universal life. Group term life insurance may be employer-paid basic life insurance, employee-paid supplemental life insurance or a combination thereof.
     CIGNA no longer actively markets group universal life insurance to new employers, but continues to administer the product for and markets to existing policyholders. Group universal life insurance is a voluntary life insurance product in which the owner may accumulate cash value. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed contracted rate, and may be borrowed, withdrawn, or, within certain limits, used to fund future life insurance coverage. With group variable universal life insurance, the cash value varies directly with the performance of the underlying investments and neither the return nor the principal is guaranteed.
     Approximately 6,500 group life insurance policies covering approximately 6.2 million lives were outstanding as of December 31, 2008.

Other Products and Services
     CIGNA Disability and Life offers personal accident insurance coverage, which consists primarily of accidental death and dismemberment and travel accident insurance to employers. Group accident insurance may be employer-paid or employee-paid.
     CIGNA Disability and Life also offers specialty insurance services that consist primarily of life, accident, student accident medical and disability insurance to professional associations, financial institutions, schools and participant organizations.
     Voluntary benefits are those paid by the employee and are offered at the employer’s worksite. CIGNA Disability and Life plans provide, among other services, flexible enrollment options, list billing, medical underwriting, and individual record keeping. CIGNA Disability and Life designed its voluntary offerings to offer employers a complete and simple way to manage their benefits, including personalized enrollment communication and administration of the benefits program.
Pricing, Reserves and Reinsurance
     Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are generally guaranteed for one to three years, but policies may be subject to early termination.
     Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. Assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience, which varies by product.
     Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder’s fund balance. Interest credited and mortality charges for universal life, and mortality charges on variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience.
     In addition to paying current benefits and expenses, CIGNA Disability and Life establishes reserves in amounts estimated to be sufficient to pay reported claims not yet paid, as well as claims incurred but not yet reported. For liabilities with longer-term pay-out periods such as long-term disability, reserves represent the present value of future expected payments. CIGNA Disability and Life discounts these expected payments using assumptions for interest rates and the length of time over which claims are expected to be paid. The annual effective interest rate assumptions used in determining reserves for most of the long-term disability insurance business is 4.75% for claims that were incurred in 2008 and 2007. For universal life insurance, CIGNA Disability and Life establishes reserves for deposits received and interest credited to the policyholder, less mortality and administrative charges assessed against the policyholder’s fund balance.
     The profitability of this segment’s products depends on the adequacy of premiums charged relative to claims, including the degree to which future experience deviates from mortality and morbidity assumptions, expenses and investment returns. CIGNA Disability and Life’s previous claim experience and industry data indicate a correlation between disability claim incidence levels and economic conditions, with submitted claims rising under adverse economic conditions. The effectiveness of return to work programs and mortality levels also impact the profitability of disability insurance products.
     In order to reduce its exposure to large individual and catastrophic losses under group life, disability and accidental death policies, CIGNA Disability and Life purchases reinsurance from unaffiliated reinsurers.
Markets and Distribution
     CIGNA Disability and Life markets the group insurance products and services described above to employers, employees, professional and other associations and groups. In marketing these products, CIGNA Disability and Life employs a captive sales force to target customers with 50 or more employees and the products and services of this segment are primarily distributed through insurance brokers and consultants, along with some direct sales. As of December 31, 2008, the field sales force for the products and services of this segment consisted of approximately 200 sales professionals in 27 field locations.

Competition
     The principal competitive factors that affect the CIGNA Disability and Life segment are underwriting and pricing, the quality and effectiveness of claims management, relative operating efficiency, investment and risk management, distribution methodologies and producer relations, the breadth and variety of products and services offered, and the quality of customer service. The Company believes that CIGNA Disability and Life’s claims management capabilities and integration with CIGNA HealthCare’s benefits provide a competitive advantage in this marketplace.
     For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” in Section J beginning on page 28.
     The principal competitors of CIGNA’s group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products.
     As of December 31, 2008, CIGNA is one of the top providers of group disability, life and accident insurance, based on premiums.
Industry Developments and Strategic Initiatives
     The group insurance market remains highly competitive as the rising cost of providing medical coverage to employees has forced companies to reevaluate their overall employee benefit spending. Demographic shifts have further driven demand for products and services that are sufficiently flexible to meet the evolving needs of employers and employees who want innovative, cost-effective solutions to their insurance needs. A shift to greater employee participatory coverage and voluntary purchases is also an emerging trend.
     Employers are also expressing a growing interest in employee wellness, absence management and productivity and recognizing a strong link between health, productivity and their profitability. As a result, employers are looking to offer programs that promote a healthy lifestyle, offer assistance in returning to work and integrate health care and disability programs. CIGNA believes it is well positioned to deliver integrated solutions that address these broad employer and employee needs. CIGNA also believes that its strong disability management portfolio and fully integrated programs provide employers and employees tools to improve health status. This focus on managing the employee’s total absence enables CIGNA to increase the number and likelihood of interventions and minimize disabling events.
     The disability industry is under continuing review by regulators and legislators with respect to its offset practices regarding Social Security Disability Insurance (“SSDI”). There has been specific inquiry as to the industry’s role in assisting individuals with their applications for SSDI. The Company has received one Congressional inquiry and has responded to the information request. Also legislation prohibiting the offset of SSDI payments against private disability insurance payments for prospectively issued policies has been introduced in the Connecticut state legislature. The Company is also involved in related pending litigation. If the industry is forced to change its offset SSDI procedures, the practices and products for this segment could be significantly impacted.
Other Risks
     For more information on “Disability and Life,” see the “Industry Developments and Other Matters” section beginning on page 67 of this Form 10-K and Note 21 to the Consolidated Financial Statements beginning on page 130.

E. International
     CIGNA’s International segment (“CIGNA International”) offers life, accident and supplemental health insurance products as well as international health care products and services. These products and services are provided by subsidiaries of CIGNA Corporation, including foreign operating entities.
Principal Products and Services
Life, Accident and Supplemental Health Insurance
     CIGNA International’s life, accident and supplemental health insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide a specified payment for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, dental, cancer and other dread disease coverages. Variable universal life insurance products are also included in the product portfolio.
International Health Care
     CIGNA International’s health care operations primarily consist of products and services to meet the needs of multinational companies and their expatriate employees and dependents. These benefits include medical, dental, vision, life, accidental death and dismemberment and disability products. The expatriate benefits products and services are offered through guaranteed cost, experience-rated, administrative services only, and minimum premium funding arrangements. For definitions of funding arrangements, see “Funding Arrangements” in Section C beginning on page 1.
     In addition, CIGNA International’s health care operations include medical products, which are provided through group benefits programs. These products are primarily medical indemnity insurance coverage, with some offerings having managed care or administrative service aspects. These products generally provide an alternative or supplement to government programs.
Pricing, Reserves and Reinsurance
     Premiums for CIGNA International’s life, accident and supplemental health insurance products are based on assumptions about mortality, morbidity, customer retention, expenses and target profit margins, as well as interest rates. The profitability of these products is primarily driven by mortality, morbidity, and customer retention.
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
     The profitability of health care products is dependent upon the accuracy of projections for health care inflation (unit cost, location of delivery of care, including currency of incurral and utilization), the adequacy of fees charged for administration and risk assumptions and effective medical cost management.
     In addition to paying current benefits and expenses, CIGNA International establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, claims incurred but not yet reported as well as future amounts payable on experience rated arrangements. Additionally, for some individual life insurance and supplemental health insurance products, CIGNA International establishes policy reserves which reflect the present value of expected future obligations less the present value of expected future premiums attributable to policyholder obligations. CIGNA International defers acquisition costs, such as commissions, solicitation and policy fulfillment costs, incurred in the sales of long-duration life, accident and supplemental health products. For most products, these costs are amortized in proportion to premium revenue recognized, which is impacted by customer retention. For variable universal life products, acquisition costs are amortized in proportion to expected gross profits.

     CIGNA International reduces its exposure to large and/or multiple losses arising out of a single occurrence by purchasing reinsurance from unaffiliated reinsurers.
Markets and Distribution
     CIGNA International’s life, accident and supplemental health insurance products are generally marketed through distribution partners with whom the individual insured has an affinity relationship. These products are sold primarily through direct marketing channels, such as outbound telemarketing, in-branch bancassurance and direct response television. Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners. These affinity partners primarily include banks, credit card companies, other financial institutions, and other businesses. CIGNA International’s life, accident and supplemental health insurance operations are located in South Korea, Taiwan, Hong Kong, Indonesia, New Zealand, China, Thailand, and the European Union. In the second quarter of 2008, CIGNA sold its run-off Brazilian life insurance business.
     CIGNA International’s health care products are distributed through independent brokers and consultants, select partners as well as CIGNA International’s own sales personnel. The customers of CIGNA International’s expatriate benefits business are multinational companies and international organizations headquartered in the United States, Canada, Europe, the Middle East, Hong Kong and other international locations. In addition, CIGNA International’s health care operations include medical products, which are provided through group benefits programs in the United Kingdom and Spain.
     For CIGNA International’s life, accident and supplemental health insurance products a significant portion of the premiums are billed and collected through credit cards. A substantial contraction in consumer credit could impact CIGNA International’s ability to retain existing policies and sell new policies. A decline in customer retention can result in both a reduction of revenue and an acceleration of the amortization of acquisition related costs.
Competition
     Competitive factors in CIGNA International’s life, accident and supplemental health operations and expatriate benefits business include product and distribution innovation and differentiation, efficient management of direct marketing processes, commission levels paid to distribution partners, and quality of claims and customer services.
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
     For the life, accident and supplemental health insurance line of business, competitors are primarily locally based insurance companies, including insurance subsidiaries of banks. However, insurance company competitors in this segment primarily focus on traditional product distribution through captive agents, with direct marketing being a secondary objective. CIGNA International estimates that it has less than 2% market share of the total life insurance premiums in any given market in which it operates.
     For the expatriate benefits business, CIGNA International is the market leader in the U.S., whose primary competitors include U.S.-based and European health insurance companies with global expatriate benefits operations. For the health care operations in the UK and Spain, the primary competitors are regional and local insurers, with CIGNA’s market share at less than 5% of the premiums of the total local health care market.
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

F. Run-off Reinsurance
Principal Products and Services
     Until 2000, CIGNA offered reinsurance coverage for part or all of the risks written by other insurance companies (or “ceding companies”) under life and annuity policies (both group and individual); accident policies (workers’ compensation, personal accident, and catastrophe coverages); and health policies. The products and services related to these operations were offered by subsidiaries of CIGNA Corporation.
     In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses. CIGNA placed its remaining reinsurance businesses (including its accident, domestic health, international life and health, and annuity reinsurance businesses) into run-off as of June 1, 2000 and stopped underwriting new reinsurance business.
     CIGNA’s exposures stem primarily from its annuity reinsurance business, including its reinsurance of guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) contracts. Additional exposures arise from its reinsurance of workers’ compensation and other personal accident and catastrophic risks.
Life and Annuity Policies
Guaranteed Minimum Death Benefit Contracts
     CIGNA’s reinsurance segment reinsured GMDB (also known as variable annuity death benefits (“VADBe”)), under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity and other market exposures as a result of this product. The Company purchased retrocessional protection that covers a portion of the assumed risks. The Company also maintains a dynamic hedge program (“GMDB equity hedge program”) to substantially reduce the equity market exposures relating to GMDB contracts by entering into exchange-traded futures contracts.
     For additional information about guaranteed minimum death benefit contracts, see “Run-off Reinsurance” beginning on page 62 and Note 7 to CIGNA’s Consolidated Financial Statements beginning on page 100 of this Form 10-K.
Guaranteed Minimum Income Benefit Contracts
     In certain circumstances where CIGNA’s reinsurance operations reinsured the guaranteed minimum death benefit, CIGNA also reinsured GMIB under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with minimum income and death benefits. All reinsured GMIB policies also have a GMDB benefit reinsured by the Company.  When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments which will vary based on changes in underlying mutual fund values and interest rates. CIGNA has retrocessional coverage for 55% of the exposures on these contracts, provided by two external reinsurers.
     For additional information about guaranteed minimum income benefit contracts, see “Guaranteed Minimum Income Benefits” under “Run-off Reinsurance” beginning on page 62 and Note 11 to CIGNA’s Consolidated Financial Statements beginning on page 110 of this Form 10-K.
Workers’ Compensation, Personal Accident and Catastrophe
     CIGNA reinsured workers’ compensation and other personal accident and catastrophic risks in the London market and in the United States. CIGNA purchased retrocessional coverage in these markets to substantially reduce the risk of loss on these contracts.
Health
     The health policies have been substantially run off.

Markets and Distribution
     These products under CIGNA’s Run-off Reinsurance segment were sold principally in North America and Europe through a small sales force and through intermediaries.
     Prior to 2000, CIGNA also purchased reinsurance to reduce the risk of losses on contracts that it had written. CIGNA determines its net exposure for run-off reinsurance contracts by estimating the portion of its policy and claim reserves that it expects will be recovered from its reinsurers (or “retrocessionaires”) and reflecting these in its financial statements as Reinsurance Recoverables, or, with respect to guaranteed minimum income benefit contracts discussed above, as Other Assets.
Other Risks
     For more information see “Run-off Reinsurance” beginning on page 62, and Note 8 to CIGNA’s Consolidated Financial Statements beginning on page 103 of this Form 10-K. For more information on the risk associated with Run-off Reinsurance, see the “Risk Factors” beginning on page 31 of this Form 10-K, and the “Critical Accounting Estimates” section of the MD&A beginning on page 49 of this Form 10-K.

G. Other Operations
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
Principal Products and Services
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
     The principal services provided by the corporate-owned life insurance business are issuance and administration of the insurance policies (e.g., maintenance of records regarding cash values and death benefits, claims processing, etc.) as well as oversight of the investment management for separate account assets that support the variable universal life product.
Product Features
     Cash values on universal life policies are credited interest at a declared interest rate that reflects the anticipated investment results of the assets backing these policies and may vary with the characteristics of each product. Universal life policies generally have a minimum guaranteed declared interest rate which may be cumulative from the issuance date of the policy. The declared interest rate may be changed monthly, but is generally changed less frequently. While variable universal life products may have a guaranteed minimum crediting rate, CIGNA did not have any such contracts at December 31, 2008.
     In lieu of credited interest rates, holders of certain universal life policies may elect to receive credited income based on changes in an equity index, such as the S&P 500®. No such elections have been made since 2004.
     Mortality risk is retained according to guidelines established by CIGNA. To the extent a given policy carries mortality risk that exceeds these guidelines, reinsurance is purchased from third parties for the balance.
Pricing, Reserves, and Reinsurance
     Fees for universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder’s fund balance. Interest credited and mortality charges for universal life and mortality charges on variable universal life may be adjusted prospectively to reflect expected interest and mortality experience.
     For universal life insurance, CIGNA establishes reserves for deposits received and interest credited to the contractholder, less mortality and administrative charges assessed against the contractholder’s fund balance.

     In order to reduce its exposure to large individual and catastrophe losses, CIGNA purchases reinsurance from unaffiliated reinsurers.
Markets and Distribution
     Prior to 2008, the Company was not actively marketing and distributing COLI products. In 2008, the Company decided to re-enter the market for COLI products, and is currently actively pursuing opportunities associated with the COLI business.
     The principal markets for COLI products are regional to national account-sized corporations, including banks. CIGNA’s COLI products are offered through a select group of independent brokers with particular expertise in the bank market and in the use of COLI for the financing of benefit plan liabilities.
Competition
     The principal competitive factors that affect CIGNA’s COLI business are pricing, service, product innovation and access to third-party distribution.
     For CIGNA’s COLI business, competitors are primarily national life insurance companies, including insurance subsidiaries of banks.
     CIGNA expects that the competitive environment will intensify as the economy recovers and competitors develop new investment strategies and product designs, and aggressively price their offerings to build distribution capacity and gain market share.
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
     Because the individual life and annuity business was sold in an indemnity reinsurance transaction, CIGNA is not relieved of primary liability for the reinsured business and had reinsurance recoverables totaling $4.6 billion as of December 31, 2008. Effective as of December 14, 2007, the purchaser placed a significant portion of the assets supporting the reserves for the purchased business into a trust for the benefit of CIGNA which qualifies to support CIGNA’s credit for the reinsurance ceded under Regulation 114 of the New York Department of Insurance. Trust assets are limited to cash, certificates of deposits in U.S. banks, and securities specified by section 1404 (a) of the New York insurance law and consist primarily of fixed maturities. At December 31, 2008, the value of the trust assets secured approximately 90% of the reinsurance recoverable. The remaining balance is currently unsecured. If Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York do not maintain a specified minimum credit or claims paying rating, these reinsurers are required to fully secure the outstanding balance. S&P has assigned both of these reinsurers a rating of AA.
     CIGNA’s sale of its retirement business primarily took the form of an arrangement under which CIGNA reinsured with the purchaser of the retirement business the general account contractholder liabilities under an indemnity reinsurance arrangement and the separate account liabilities under modified coinsurance and indemnity reinsurance arrangements.
     Since the sale of the retirement benefits business in 2004, the purchaser of that business has entered into agreements with certain insured party contractholders (“novation agreements”), which relieved CIGNA of any remaining contractual obligations to the contractholders. As a result, CIGNA reduced reinsurance recoverables, contractholder deposit funds, and separate account balances for these obligations. The purchaser of the retirement benefits business deposited assets associated with the reinsurance of general account contracts into a trust (the “Ceded Business Trust”) to provide security to CIGNA for the related reinsurance recoverables. The purchaser is permitted to withdraw assets from the Ceded Business Trust equal to the reduction in CIGNA’s reserves whenever a reduction occurs. For example, reductions will occur when the purchaser enters into additional novation agreements and directly assumes liability to the insured party. Assets in the trust must be greater than or equal to general account statutory liabilities of the ceded business. Trust assets are limited to those types of investments that are permitted by the state of Connecticut for general account investing and consist primarily of fixed maturities. As of December 31, 2008, assets totaling $2.5 billion remained in the Ceded Business Trust, and the remaining reserves for the purchased business were $1.9 billion.
Settlement Annuity Business
     CIGNA’s settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with approximately 35% of the liabilities associated with payments which are guaranteed and not contingent on survivorship. In the case of the contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.
     The Settlement Annuities business is premium deficient, meaning initial premiums were not sufficient to cover all claims and profit. Liabilities are estimates of the present value of benefits to be paid less the present value of investment income generated by the assets supporting the product including realized and unrealized capital gains. The company estimates these liabilities based on assumptions for investment yields, mortality, and administrative expenses. Refer to Note 2 to CIGNA’s Consolidated Financial Statements beginning on page 86 for additional information regarding reserves for this business.
Other Risks
     For more information, see “Other Operations” beginning on page 65 of this Form 10-K.

H. Investments and Investment Income
     CIGNA’s investment operations provide investment management and related services primarily for CIGNA’s corporate invested assets and the insurance-related invested assets in its General Account (“Invested Assets”). CIGNA acquires or originates, directly or through intermediaries, various investments including private placements, public securities, commercial mortgage loans, real estate and short-term investments. CIGNA’s Invested Assets are managed primarily by CIGNA subsidiaries and external managers with whom CIGNA’s subsidiaries contract.
     The Invested Assets comprise a majority of the combined assets of the Health Care, Disability and Life, Run-off Reinsurance and Other Operations segments (collectively, the “Domestic Portfolios”). There are, in addition, portfolios containing Invested Assets that consist of the assets of the International segment (collectively, the “International Portfolios”).
     Net investment income and realized investment gains (losses) are not reported separately in the investment operations. Instead, net investment income is included as a component of earnings for each of CIGNA’s operating segments (Health Care, Disability and Life, Run-off Reinsurance, Other Operations, International and Corporate), net of the expenses attributable to the investment operations. Realized investment gains (losses) are reported for each of CIGNA’s operating segments.
Assets Under Management
     CIGNA’s Invested Assets under management at December 31, 2008 totaled $18.0 billion. See Schedule I to CIGNA’s 2008 Consolidated Financial Statements on page FS-3 of this Form 10-K for more information as to the allocation to types of investments.
     As of December 31, 2008, CIGNA’s separate account funds consisted of:
•	$1.5 billion in separate account assets that are managed by the buyer of the retirement benefits business pursuant to reinsurance arrangements described in “Sale of Individual Life Insurance & Annuity and Retirement Benefits Businesses” in Note 3 beginning on page 96 of this Form 10-K;

•	$1.5 billion in separate account assets which constitute a portion of the assets of the CIGNA Pension Plan; and

•	$2.9 billion in separate account assets which primarily support certain corporate-owned life insurance, health care and disability and life products.
Types of Investments
     CIGNA invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, commercial mortgage loans, real estate and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement asset-backed securities, and redeemable preferred stocks. In connection with CIGNA’s investment strategy to enhance investment yields by selling senior participations of commercial mortgage loans, as of December 31, 2008, commercial mortgage loans include $75 million of commercial mortgage loans originated with the intent to sell. These commercial mortgage loans held for sale are carried at the lower of cost or fair value with any resulting valuation allowance reported in realized investment gains and losses.
     For the International Portfolios, CIGNA invests primarily in publicly traded fixed maturities, short-term investments and time deposits denominated in the currency of the relevant liabilities and surplus.
Fixed Maturities
     CIGNA’s fixed maturities are 92% investment grade as determined by external rating agencies (for public investments) and by CIGNA (for private investments). These assets are well diversified by individual holding and industry sector. For information about below investment grade holdings, see the “Investment Assets” section of the MD&A beginning on page 73 of this Form 10-K.
Commercial Mortgages and Real Estate
     Commercial mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests primarily in commercial mortgages on fully completed and substantially leased commercial properties. Virtually all of CIGNA’s commercial mortgage loans are balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term. CIGNA holds no direct residential mortgages. The weighted average loan to value ratio of the Company’s commercial mortgage loan portfolio, based on management’s annual valuation completed in the third quarter of 2008, was approximately 64% and the weighted average debt service coverage was approximately 1.5 times.
     CIGNA enters into joint ventures with local partners to develop, lease, manage, and sell commercial real estate to maximize investment returns. CIGNA’s portfolio of real estate investments consists of properties under development and stabilized properties, and is diversified relative to property type and location. CIGNA also acquires real estate through foreclosure of commercial mortgage loans. CIGNA rehabilitates, re-leases, and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. Additionally, CIGNA invests in third party sponsored real estate funds to maximize investment returns and to maintain diversity with respect to its real estate related exposure. CIGNA sold its remaining foreclosed property and did not acquire any properties through foreclosure in 2008.
Mezzanine and Private Equity Partnerships
     CIGNA invests in limited partnership interests in partnerships formed and managed by seasoned, experienced fund managers with diverse mezzanine and private equity strategies.
Derivative Instruments
     CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize certain insurance customers’ market risks. In addition, to enhance investment returns, CIGNA may invest in indexed credit default swaps or other credit derivatives from time to time. However, as of December 31, 2008, CIGNA held no indexed credit default swaps or other credit derivatives. For information about CIGNA’s use of derivative financial instruments, see Note 12 to CIGNA’s 2008 Consolidated Financial Statements beginning on page 115 of this Form 10-K.
     See also the “Investment Assets” section of the MD&A beginning on page 73, and Notes 2, 12, and 13 to the Consolidated Financial Statements beginning on pages 86, 115 and 121, respectively, of this Form 10-K for additional information about CIGNA’s investments.
Domestic Portfolios – Investment Strategy
     As of December 31, 2008 the Domestic Portfolios had $16.6 billion in Invested Assets, allocated among fixed maturity investments (63%); commercial mortgage loan investments (22%); and policy loans, real estate investments, short-term investments and mezzanine and private equity partnership investments (15%).
     CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities and related capital requirements, as well as regulatory and tax considerations pertaining to those liabilities, and state investment laws. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2008, excluding liabilities of businesses sold through the use of reinsurance arrangements, were associated with the following products, and the Invested Assets are allocated proportionally as follows: other life and health, 52%; fully guaranteed annuity, 19%; and interest-sensitive life insurance, 29%.
     While the businesses and products supported are described elsewhere in this Form 10-K, the Invested Assets supporting CIGNA’s insurance and contractholder liabilities related to each of its segments are as follows:
•	The Invested Assets supporting CIGNA’s Health Care segment are structured to emphasize investment income, and provide the necessary liquidity to meet cash flow requirements.

•	The Invested Assets supporting CIGNA’s Disability and Life segment are also structured to emphasize investment income, and provide necessary liquidity to meet cash flow requirements. Invested Assets supporting longer-term group disability insurance benefits and group life waiver of premium benefits are generally managed to an aggregate duration similar to that of the related benefit cash flows.

•	The Invested Assets supporting the Run-off Reinsurance segment with respect to reinsurance provided for guaranteed minimum death benefit contracts and guaranteed minimum income benefit contracts are structured to emphasize investment income, and provide the necessary liquidity to meet cash flow requirements. For information about CIGNA’s use of derivative financial instruments in the Run-off Reinsurance segment, see Notes 7 and 11 to CIGNA’s Consolidated Financial Statements beginning on pages 100 and 110 of this Form 10-K.

•	The Invested Assets supporting CIGNA’s Other Operations segment are associated primarily with fully guaranteed annuities (primarily settlement annuities) and interest-sensitive life insurance (primarily corporate-owned life insurance products). Because settlement annuities generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated so funds supporting these products are invested in fixed income investments that generally match the aggregate duration of the investment portfolio with that of the related benefit cash flows. As of December 31, 2008, the duration of assets that supported these liabilities was approximately 12.2 years. Invested Assets supporting interest-sensitive life insurance products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.
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
International Portfolios – Investment Strategy
     As of December 31, 2008 the International Portfolios had $1.4 billion in Invested Assets. The International Portfolios are primarily managed by external managers with whom CIGNA’s subsidiaries contract.
     The characteristics of these assets are generally managed to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations in the countries where CIGNA’s subsidiaries operate. CIGNA International’s Invested Assets are generally invested in the currency of related liabilities, typically the currency in which the subsidiaries operate and with an aggregate duration generally matching the duration of insurance liabilities and surplus. CIGNA’s investment policy allows the investment of subsidiary assets in U.S. dollars to the extent permitted by regulation. CIGNA International’s Invested Assets as of December 31, 2008 were held primarily in support of statutory surplus and liabilities associated with the life, accident and supplemental health and healthcare products described in Section E on page 14.

I.   Regulation
     CIGNA and its subsidiaries are subject to federal, state and international regulations and CIGNA has established policies and procedures to comply with applicable requirements.
     CIGNA’s insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. These subsidiaries are subject to numerous state and federal regulations related to their business operations, including, but not limited to:
•	the form and content of customer contracts including benefit mandates (including special requirements for small groups, generally under 50 employees);

•	premium rates;

•	the content of agreements with participating providers of covered services;

•	producer appointment and compensation;

•	claims processing and appeals;

•	underwriting practices;

•	reinsurance arrangements;

•	unfair trade and claim practices;

•	protecting the privacy and confidentiality of the information received from members;

•	risk sharing arrangements with providers; and

•	the operation of consumer-directed plans (including health savings accounts, health reimbursement accounts, flexible spending accounts and debit cards).
     CIGNA and its international subsidiaries comply with regulations in international jurisdictions where foreign insurers are, in some countries, faced with greater restrictions than their domestic competitors. These restrictions may include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer’s ownership.
     CIGNA and its subsidiaries are also subject to state and federal laws relating to business entities.
     Other types of regulatory oversight predominantly as to CIGNA and its subsidiaries products and services are described below.
Regulation of Insurance Companies
Financial Reporting
     Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements and the type and concentration of permitted investments. CIGNA’s insurance and HMO subsidiaries are required to file periodic financial reports with regulators in most of the jurisdictions in which they do business, and their operations and accounts are subject to examination by such agencies at regular intervals.
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

     Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 22 to CIGNA’s Consolidated Financial Statements beginning on page 133 of this Form 10-K.
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
     In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2008, CIGNA’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.
     In 2008, the NAIC adopted Actuarial Guideline VACARVM, Commissioners Annuity Reserve Valuation Method for Variable Annuities, which will be effective December 31, 2009. VACARVM will impact statutory and tax reserves for CIGNA’s contracts covering guaranteed minimum death benefits and guaranteed minimum income benefits. Upon implementation, it is anticipated that statutory reserves for those products will increase and thus statutory surplus for Connecticut General Life Insurance Company will be reduced. The magnitude of any impact depends on equity market and interest rate levels at the time of implementation.
Holding Company Laws
     CIGNA’s domestic insurance companies and certain of its HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.
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
     In recent years, perceived abuses in broker compensation practices have been the focus of greatly heightened regulatory scrutiny. This increased regulatory focus may lead to legislative or regulatory changes that would affect the manner in which CIGNA and its competitors compensate brokers. For more information regarding general governmental inquiries relating to CIGNA subsidiaries, see “Legal Proceedings” in Item 3 beginning on page 39.
Licensing Requirements
Pharmacy Licensure Laws
     Certain CIGNA subsidiaries are pharmacies, which dispense prescription drugs to participants of benefit plans administered or insured by CIGNA subsidiary HMOs and insurance companies. These pharmacy-subsidiaries are subject to state licensing requirements and regulation.

Claim Administration, Utilization Review and Related Services
     Certain CIGNA subsidiaries contract for the provision of claim administration, utilization management and other related services with respect to the administration of self-insured benefit plans. These CIGNA subsidiaries may be subject to state third-party administration and other licensing requirements and regulation.
Federal Regulations
Employee Retirement Income Security Act
     CIGNA subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by the Federal Employee Retirement Income Security Act (“ERISA”). CIGNA subsidiaries may be subject to requirements imposed by ERISA on plan fiduciaries and parties in interest, including regulations affecting claim and appeals procedures for health, dental, disability, life and accident plans.
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
Federal Audits of Government Sponsored Health Care Programs
     Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under the programs (which may occur in years subsequent to provision by CIGNA of the relevant services under audit). These risks may include reimbursement claims as well as potential fines and penalties. For example, the federal government requires Medicare and Medicaid providers to file detailed cost reports for health care services provided. These reports may be audited in subsequent years. CIGNA HMOs that contract to provide community-rated coverage to participants in the federal Employees Health Benefit Plan may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group. See “Health Care” in Section C beginning on page 1 for additional information about CIGNA’s participation in government health-related programs.
Privacy and Information Disclosure and Portability Regulations
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes requirements for guaranteed issuance (for groups with 50 or fewer lives), electronic data security standards, and renewal and portability, on health care insurers and HMOs. In addition, HIPAA regulations required the assignment of a unique national identifier for providers by May 2007. The federal government, states and territories (as well as most non-U.S. jurisdictions) impose requirements regarding the use and disclosure of identifiable information about individuals and, in an effort to deal with the growing threat of identity theft, the handling of privacy and security breaches.
Antitrust Regulations
     CIGNA subsidiaries are also engaged in activities that may be scrutinized under federal and state antitrust laws and regulations. These activities include the administration of strategic alliances with competitors, information sharing with competitors and provider contracting.

Anti-Money Laundering Regulations
     Certain CIGNA subsidiaries are subject to United States Department of the Treasury anti-money laundering regulations. Those subsidiaries have implemented anti-money laundering policies designed to insure their affected products comply with the regulations.
Investment-Related Regulations
     Depending upon their nature, CIGNA’s investment management activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment related activities. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.
Regulatory Developments
     The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. In the growing area of consumer-driven plans, health savings accounts and health reimbursement accounts are also regulated by the United States Department of the Treasury and the Internal Revenue Service. For information on Regulatory and Industry Developments, see page 67 in the MD&A and Note 22 to CIGNA’s Consolidated Financial Statements beginning on page 133 of this Form 10-K.
     Federal and state regulation and legislation may affect CIGNA’s operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry, other proposed measures that may significantly affect CIGNA’s operations include calls for universal health care coverage and for government sponsored single payor, market reforms achieved through state and federal legislation, modifications of the Medicare program, and employee benefit regulation including modification to the tax treatment of employee benefits.
     The economic and competitive effects of the legislative and regulatory proposals discussed above on CIGNA’s business operations will depend upon the final form of any such legislation or regulation.

J.  Ratings
     CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies that are assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity.
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
     As of February 25, 2009, the insurance financial strength ratings for CIGNA subsidiaries, Connecticut General Life Insurance Company (CG Life) and Life Insurance Company of North America (LINA) were as follows:

	CG Life	LINA
	Insurance	Insurance
	Ratings(1)	Ratings(1)

A.M. Best	A (“Excellent,” 3rd of 16)	A (“Excellent,” 3rd of 16)
Moody’s	A2 (“Good,” 6th of 21)	A2 (“Good,” 6th of 21)
S&P	A (“Strong,” 6th of 21)
Fitch	A+ (“Strong,” 5th of 24)	A+ (“Strong,” 5th of 24)

(1)	Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CG Life’s rating by A.M. Best is the 3rd highest rating awarded in its scale of 16).

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
     As of February 25, 2009, the debt ratings assigned to CIGNA Corporation by the following agencies were as follows:

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

     CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support financial strength ratings that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings at the parent company level increase the cost to borrow funds. Lower ratings of CG Life and LINA could adversely affect new sales and retention of current business.

K. Miscellaneous
     CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2008. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.
     CIGNA had approximately 30,300, 26,600, and 27,100 employees as of December 31, 2008, 2007 and 2006, respectively.

Item 1A. RISK FACTORS
     As a large company operating in a complex industry, CIGNA encounters a variety of risks and uncertainties including those identified in this Risk Factor discussion and elsewhere in this report. CIGNA devotes resources to developing enterprise-wide risk management processes, in addition to the risk management processes within its businesses. These factors represent risks and uncertainties that could have a material adverse effect on CIGNA’s business, liquidity, results of operations or financial condition. These risks and uncertainties are not the only ones CIGNA faces. Other risks and uncertainties that CIGNA does not know about now, or that the Company does not now think are significant and does not appropriately identify and manage, may impair its business or the trading price of its securities. The following are significant risks identified by CIGNA.
Future performance of CIGNA’s business will depend on the Company’s ability to execute its strategic initiatives.
The future performance of CIGNA’s business will depend in large part on CIGNA’s ability to execute effectively and implement its strategic initiatives. These initiatives include: executing CIGNA’s customer engagement strategy, including designing products to meet emerging market trends and ensuring that an appropriate infrastructure is in place to meet the needs of customers; continuing to reduce medical costs; market expansion, in particular in the individual and small business markets, as well as growth in medical and specialty membership; and further improving the efficiency of operations, including lowering operating costs per member and enabling higher value services.
Successful execution of these initiatives depends on a number of factors including:
•	successful alignment and integration of services and operations to reduce costs and retain and grow CIGNA’s customer base;

•	addition and retention of customers by providing appropriate levels of support and service for CIGNA’s products, as well as avoiding service and health coaching related errors;

•	attraction and retention of sufficient numbers of qualified employees;

•	the negotiation of favorable provider contracts;

•	development and introduction of new products or programs, because of the inherent risks and uncertainties associated with product development, particularly in response to government regulation or the increased focus on consumer directed products;

•	the identification and introduction of the proper mix or integration of products that will be accepted by the marketplace; and

•	the ability of CIGNA’s products and services to differentiate CIGNA from its competitors and for CIGNA to demonstrate that these products and services (such as disease management and health coaching programs, provider credentialing and other quality care initiatives) result in improved health outcomes and reduced costs.
If CIGNA does not adequately invest in and effectively execute improvements in its information technology infrastructure and improve its functionality, it will not be able to deliver the service required in the evolving marketplace at a competitive cost.
CIGNA’s success in executing its consumer engagement strategy depends on the Company’s continued improvements to its information technology infrastructure and customer service offerings. The marketplace is evolving and the level of service that is acceptable to customers today will not necessarily be acceptable tomorrow. The Company must continue to invest in long term solutions that will enable it to meet customer expectations. CIGNA’s success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support the Company’s business processes in a cost-efficient and resource-efficient manner. CIGNA also must develop new systems to meet the current market standard and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. System development projects are long term in nature, may be more costly than expected to complete, and may not deliver the expected benefits upon completion.

CIGNA’s business depends on its ability to properly maintain the integrity or security of its data or to strategically implement new information systems.
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
If CIGNA were unable to maintain the security of any sensitive data residing on the Company’s systems whether due to its own actions or those of any vendors, CIGNA’s reputation would be adversely affected and the Company could be exposed to litigation or other actions, fines or penalties.
If CIGNA fails to manage successfully its outsourcing projects and key vendors, CIGNA’s business could be disrupted.
CIGNA takes steps to monitor and regulate the performance of independent third parties who provide services or to whom the Company delegates selected functions. These third parties include information technology system providers, independent practice associations, call center and claim service providers, specialty service providers and include those vendor relationships that the Company acquired from Great-West HealthCare.
In addition to the software applications and human resource operations support IBM had previously provided pursuant to several smaller contracts, in 2006, CIGNA entered into an agreement with IBM to operate significant portions of its information technology infrastructure, including the provision of services relating to its call center application, enterprise content management, risk-based capital analytical infrastructure and voice and data communications network. The 2006 contract with IBM includes several service level agreements, or SLAs, related to issues such as performance and job disruption with significant financial penalties if these SLAs are not met. However, the Company may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of CIGNA’s termination rights are contingent upon payment of a fee, which may be significant. If CIGNA’s relationship with IBM is terminated, the Company may experience disruption of service to customers.
Arrangements with key vendors may make CIGNA’s operations vulnerable if third parties fail to satisfy their obligations to the Company, as a result of their performance, changes in their own operations, financial condition, or other matters outside of CIGNA’s control. Certain legislative authorities have in recent periods discussed or proposed legislation that would restrict outsourcing and, if enacted, could materially increase CIGNA’s costs. Further, CIGNA may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships it enters into with key vendors, which could result in substantial costs or other operational or financial problems for the Company.
Sustained or significant deterioration in economic conditions could significantly impact the Company’s customers and vendors.
The Company is exposed to risks associated with the potential financial instability of its customers, many of which may be adversely affected by the volatile conditions in the financial markets. As a result of the difficult economic environment, customers may experience serious cash flow problems and other financial difficulties. As a result, they may modify, delay or cancel plans to purchase the Company’s products, may make changes in the mix of products purchased that are unfavorable to the Company, or may be forced to reduce their workforces. Specifically, higher unemployment rates as a result of a prolonged economic downturn could lead to lower enrollment in the Company’s employer group plans, lower enrollment in our non-employer individual plans and a higher number of employees opting out of CIGNA’s employer group plans. The adverse economic conditions could also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, the economic downturn could negatively impact the Company’s employer group renewal prospects and our ability to increase premiums and could result in cancellation of products and services by customers. This could also result in increased unemployment and an increase in the number of claims submitted. All of these developments could lead to a decrease in CIGNA’s membership levels and premium and fee revenues. Further, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company. Any inability of current and/or potential customers to pay the Company for its products may adversely affect the Company’s earnings and cash flow.

In addition, the Company is susceptible to risks associated with the potential financial instability of the vendors on which it relies to provide services or to whom it delegates certain functions. The same conditions that may affect CIGNA’s customers also could adversely affect its vendors, causing them to significantly and quickly increase their prices or reduce their output. CIGNA’s business depends on its ability to perform, in an efficient and uninterrupted fashion, its necessary business functions.
A downgrade in the financial strength ratings of CIGNA’s insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in CIGNA’s debt ratings would increase the cost of borrowed funds.

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
A description of CIGNA Corporation ratings, other subsidiary ratings, as well as more information on these ratings, is included in “Ratings” in Section J beginning on page 28.
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
CIGNA’s equity hedge program for its guaranteed minimum death benefits contracts could fail to reduce the risk of stock market declines.
As part of its run-off reinsurance business, CIGNA reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. CIGNA maintains a hedge program to reduce equity market risks related to these contracts by selling domestic and foreign-denominated exchange-traded futures contracts. The purpose of this program is to reduce the adverse effects of potential future domestic and international stock market declines on CIGNA’s liabilities for these contracts. Under the program, increases in liabilities under the annuity contracts from a declining equity market are offset by gains on the futures contracts. However the program will not perfectly offset the change in the liability in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders. The impact of this mismatch may be higher in periods of significant volatility and may result in higher losses to the Company. In addition, the number of futures contracts used in the program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result. Further, CIGNA could have difficulty in entering into appropriate futures contracts or there could be an adverse interest rate impact, (which are not covered by the program). See “Run-off Reinsurance” in Section F on page 16 for more information on the program.
Actual experience could differ significantly from CIGNA’s assumptions used in estimating CIGNA’s liabilities for reinsurance contracts covering guaranteed minimum death benefits or minimum income benefits.
CIGNA estimates reserves for guaranteed minimum death benefit and minimum income benefit exposures based on assumptions regarding lapse, partial surrender, mortality, interest rates, volatility, reinsurance recoverables, and, for minimum income benefit exposures, annuity income election rates. These estimates are currently based on CIGNA’s experience and future expectations. CIGNA monitors actual experience to update these reserve estimates as necessary. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. Further, CIGNA could have losses attributable to its inability to recover amounts from retrocessionaires. See Notes 7 and 11 to CIGNA’s Consolidated Financial Statements beginning on pages 100 and 110, respectively, for more information on assumptions used for the Company’s guaranteed minimum death benefit and minimum income benefit exposures.

Significant stock market declines could result in increased pension plan expenses, the recognition of additional pension obligations and increased funding for those obligations as well as larger net liabilities for guaranteed minimum death benefit contracts or for guaranteed minimum income benefit contracts.
CIGNA has a pension plan that covers a large number of current employees and retirees. Unfavorable investment performance due to significant stock market declines or changes in estimates of benefit costs if significant, could significantly increase the Company’s pension plan expenses and obligations.
In addition, CIGNA currently has unfunded obligations in its pension plan. A significant decline in the value of the plan investments or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which could reduce the cash available to CIGNA, including its subsidiaries. See Note 10 to CIGNA’s Consolidated Financial Statements beginning on page 106 for more information on the Company’s obligations under the pension plan.
The Company calculates a provision for expected future partial surrenders as part of the liability for guaranteed minimum death benefit contracts. As equity markets decline, the amount of guaranteed death benefit exposure increases and the equity hedge program is designed to offset the corresponding change in the liability. If a contractholder withdraws substantially all of their mutual fund investments, the liability increases reflecting the lower assumed future premiums, the lower likelihood of lapsation, and the lower likelihood of account values recovering sufficient to reduce death benefit exposure in future periods. These effects are not covered by the Company’s equity hedge program. Thus if equity markets decline, the provision for expected future partial surrenders increases and there is no corresponding offset from the hedge program. As equity markets decline, the claim amounts that the Company expects to pay out for the guaranteed minimum income benefit business increases resulting in increased net liabilities.
Significant changes in market interest rates affect the value of CIGNA’s financial instruments that promise a fixed return or benefit.
As an insurer, CIGNA has substantial investment assets that support insurance and contractholder deposit policy liabilities. Generally low levels of interest rates on investments, such as those experienced in United States financial markets during recent years, have negatively impacted the level of investment income earned by the Company in recent periods, and such lower levels of investment income would continue if these lower interest rates were to continue. Substantially all of the Company’s investment assets are in fixed interest-yielding debt securities of varying maturities, fixed redeemable preferred securities and commercial mortgage loans. The value of these investment assets can fluctuate significantly with changes in market conditions. A rise in interest rates could reduce the value of the Company’s investment portfolio and increase interest expense if CIGNA were to access its available lines of credit.
The Company is also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with the Company’s pension and other post-retirement obligations. Sustained declines in interest rates or equity returns could have an adverse impact on the funded status of the Company’s pension plans and the Company’s re-investment yield on new investments.
As the 7-year Treasury rate (claim interest rate) declines, the claim amounts that the Company expects to pay out for the guaranteed minimum income benefit business increases. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate. Significant interest rate declines could significantly increase the Company’s net liabilities for guaranteed minimum income benefit contracts because of increased exposures.
New accounting pronouncements or guidance could require CIGNA to change the way in which it accounts for operations.
The Financial Accounting Standards Board, the Securities and Exchange Commission, and other regulatory bodies may issue new accounting standards or pronouncements, or changes in the interpretation of existing standards or pronouncements, from time to time, which could have a significant effect on CIGNA’s reported results.

CIGNA faces risks related to litigation and regulatory investigations.
CIGNA is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising in the ordinary course of the business of administering and insuring employee benefit programs. Such legal matters include benefit claims, breach of contract actions, tort claims, and disputes regarding reinsurance arrangements. In addition, CIGNA incurs and likely will continue to incur liability for claims related to its health care business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry.
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
A description of material legal actions and other legal matters in which CIGNA is currently involved is included under “Legal Proceedings” in Item 3 beginning on page 39, Note 22 to CIGNA’s Consolidated Financial Statements beginning on page 133 of this Form 10-K and “Regulation” in Section I beginning on page 24. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.
CIGNA’s business is subject to substantial government regulation, which, along with new regulation, could increase its costs of doing business and could adversely affect its profitability.
CIGNA’s business is regulated at the international, federal, state and local levels. The laws and rules governing CIGNA’s business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force CIGNA to change how it does business, restrict revenue and enrollment growth, increase health care, technology and administrative costs including pension costs and capital requirements, take other actions such as changing its reserve levels with respect to certain reinsurance contracts, change business practices in disability payments and increase CIGNA’s liability in federal and state courts for coverage determinations, contract interpretation and other actions.
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
For further information on regulatory matters relating to CIGNA, see “Regulation” in Section I beginning on page 24 and “Legal Proceedings” in Item 3 beginning on page 39.
CIGNA operates a pharmacy benefit management business, which is subject to a number of risks and uncertainties, in addition to those CIGNA faces with its health care business.
CIGNA’s pharmacy benefit management business is subject to federal and state regulation, including: the application of federal and state anti-remuneration laws; compliance requirements for pharmacy benefit manager fiduciaries under ERISA, including compliance with fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, contracting network practices, specialty drug distribution and other transactions and potential liability regarding the use of patient-identifiable medical information; and federal and state laws and regulations related to the operation of Internet and mail-service pharmacies. Furthermore, a number of federal and state legislative proposals are being considered that could adversely affect a variety of pharmacy benefit industry practices, including without limitation, the receipt of rebates from pharmaceutical manufacturers, the regulation of the development and use of formularies, and legislation imposing additional rights to access drugs for individuals enrolled in managed care plans.
The Company’s pharmacy benefit management business would also be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and could suffer claims and reputational harm in connection with purported errors by CIGNA’s mail order or retail pharmacy businesses. Disruptions at any of the Company’s pharmacy business facilities due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce CIGNA’s ability to process and dispense prescriptions and provide products and services to customers.
CIGNA faces competitive pressure, particularly price competition, which could result in premiums which are insufficient to cover the cost of the healthcare services delivered to its members and inadequate medical claims reserves.
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
Public perception of CIGNA’s products and practices as well as of the health benefits industry, if negative, could reduce enrollment in CIGNA’s health benefits programs.
The health care industry in general, and CIGNA specifically, are subject to negative publicity, which can arise either from perceptions regarding the industry or CIGNA’s business practices or products. This risk may be increased as CIGNA offers new products, such as products with limited benefits or an integrated line of products, targeted at market segments, beyond those in which CIGNA traditionally has operated. Negative publicity may adversely affect the CIGNA brand and its ability to market its products and services, which could reduce the number of enrollees in CIGNA’s health benefits programs.
Large-scale public health epidemics, bio-terrorist activity, natural disasters or other extreme events could cause CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and in severe circumstances, could cause operational disruption.
If widespread public health epidemics such as an influenza pandemic, bio-terrorist or other attack, or catastrophic natural disaster were to occur, CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience could rise significantly, depending on the government’s actions and the responsiveness of public health agencies and insurers. In addition, depending on the severity of the situation, a widespread outbreak could curtail economic activity in general, and CIGNA’s operations in particular, which could result in operational and financial disruption to CIGNA. Such disruption could, among other things impact the timeliness of claims and revenue.
CIGNA’s business depends on the uninterrupted operation of its systems and business functions, including information technology and other business systems.
CIGNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted fashion, its necessary business functions, such as: claims processing and payment; internet support and customer call centers; and the processing of new and renewal business. A power outage, pandemic, or failure of one or more of information technology, telecommunications or other systems could cause slower system response times resulting in claims not being processed as quickly as clients desire, decreased levels of client service and client satisfaction, and harm to CIGNA’s reputation. In addition, because CIGNA’s information technology and telecommunications systems interface with and depend on third party systems, CIGNA could experience service denials if demand for such service exceeds capacity or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of CIGNA’s ability to pay claims in a timely manner, provide customer service, write and process new and renewal business, or perform other necessary corporate functions. This could result in a materially adverse effect on CIGNA’s business results and liquidity.
A security breach of CIGNA’s computer systems could also interrupt or damage CIGNA’s operations or harm CIGNA’s reputation. In addition, CIGNA could be subject to liability if sensitive customer information is misappropriated from CIGNA’s computer systems. These systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any publicized compromise of security could result in a loss of customers or a reduction in the growth of customers, increased operating expenses, financial losses, additional litigation or other claims, which could have a material adverse effect on CIGNA’s business.
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
CIGNA’s business may be adversely impacted by global market, economic and geopolitical conditions that may cause fluctuations in equity market prices, interest rates and credit spreads which could reduce the Company’s ability to raise or deploy capital as well as affect the Company’s overall liquidity.
The capital markets and credit market have been experiencing volatility and disruption. In recent months, the volatility and disruption has reached unusual levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, they may adversely impact the Company’s availability and cost of credit in the future. In addition, continued unpredictable or unstable market conditions may result in reduced opportunities to find suitable opportunities to raise capital.
CIGNA is subject to potential changes in the political environment, which could adversely affect the markets for its products.
Policy changes on the local, state and federal level, such as the expansion of the government’s role in the health care arena, could fundamentally change the dynamics of CIGNA’s industry, such as a much larger role of the government in the health care arena. For example, a broad based public sector alternative providing comprehensive health benefits could materially reduce the number of private sector members and exacerbate existing competitive and economic pressures. While private healthcare plans may be solicited to provide administrative services to an expanded national public plan, this business opportunity may be less profitable and favor larger and lower cost competitors.
CIGNA faces risks in successfully managing the integration of Great-West Healthcare (or any other acquisition).
CIGNA acquired Great-West Healthcare with the expectation that the acquisition will result in various benefits, including, among others, a broader distribution and provider network in certain geographic areas, an expanded range of health benefits and products, cost savings, increased profitability of the acquired business by improving its total medical cost position, and achievement of operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether CIGNA integrates Great-West Healthcare in an efficient and effective manner, and general competitive factors in the marketplace.

Failure to achieve these anticipated benefits could limit CIGNA’s ability to grow membership, particularly in the small business segment, result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy.
CIGNA faces intense competition to attract and retain key people.
CIGNA would be adversely impacted if it failed to attract additional key people and retain current key people, as this could result in the inability to effectively execute the Company’s key initiatives and business strategy.
CIGNA would be adversely affected if its prevention, detection or control systems fail to detect and implement required changes to maintain regulatory compliance or prevent fraud.
Failure of CIGNA’s prevention, detection or control systems related to regulatory compliance and/or compliance with its internal policies, including data systems security and/or unethical conduct by managers and/or employees, could adversely affect its reputation and also expose us to litigation and other proceedings, fines and/or penalties. Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to us and other participants are complex and subject to change. Although the Company believes its compliance efforts are adequate, ongoing vigorous law enforcement and the highly technical regulatory scheme mean that its compliance efforts in this area will continue to require significant resources.
In addition, provider or member fraud that is not prevented or detected could impact its medical costs or those of its self-insured customers. Further during an economic downturn, CIGNA’s businesses, HealthCare, Group and Disability and International, may see increased fraudulent claims volume which may lead to additional cost because of an increase in disputed claims and litigation.

Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     CIGNA’s headquarters, including staff support operations, along with CIGNA Disability and Life Insurance, the domestic office of CIGNA International, and portions of CIGNA HealthCare, are located in approximately 450,000 square feet of leased office space at Two Liberty Place, 1601 Chestnut Street, Philadelphia. CIGNA HealthCare is located in approximately 825,000 square feet of owned office space in the Wilde Building, located at 900 Cottage Grove Road, Bloomfield, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. CIGNA believes its properties are adequate and suitable for its business as presently conducted. For additional information concerning leases and property, see Notes 2 and 20 to CIGNA’s Consolidated Financial Statements beginning on pages 86 and 130 of this Form 10-K. This paragraph does not include information on investment properties.
Item 3. LEGAL PROCEEDINGS
     The information contained under “Litigation and Other Legal Matters” in Note 22 to CIGNA’s 2008 Financial Statements which begins on page 133 of this Form 10-K, is incorporated herein by reference.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

Executive Officers of the Registrant
     All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.
WILLIAM L. ATWELL, 58, President of CIGNA International beginning September 2008; Managing Director of Atwell and Associates, LLC from January 2006 until August 2008; and Executive Vice President of The Charles Schwab Corporation from August 2000 to December 2005.
MICHAEL W. BELL, 45, Executive Vice President and Chief Financial Officer of CIGNA beginning December 2002.
DAVID M. CORDANI, 43, President and Chief Operating Officer of CIGNA beginning June 2008; President, CIGNA HealthCare from July 2005 until June 2008; Senior Vice President, Customer Segments & Marketing, CIGNA HealthCare from July 2004 until July 2005; and Senior Vice President and Chief Financial Officer, CIGNA HealthCare, from September 2002 until July 2004.
H. EDWARD HANWAY, 57, Chairman of CIGNA since December 2000; Chief Executive Officer of CIGNA since January 2000; and President and a Director of CIGNA since January 1999.
JOHN M. MURABITO, 50, Executive Vice President of CIGNA beginning August 2003, with responsibility for Human Resources and Services.
CAROL ANN PETREN, 56, Executive Vice President and General Counsel of CIGNA beginning May 2006, and Senior Vice President and Deputy General Counsel of MCI from August 2003 until March 2006.
KAREN S. ROHAN, 46, President of CIGNA Group Insurance beginning November 2005; President of CIGNA Dental & Vision Care beginning April 2004; President of CIGNA Specialty Companies from November 2004 until November 2005; and Chief Underwriting Officer, CIGNA HealthCare from January 2003 until April 2004.
MICHAEL WOELLER, 56, Executive Vice President and Chief Information Officer of CIGNA beginning October 2007; Vice Chairman and Senior Vice President and Chief Information Officer, Canadian Imperial Bank of Commerce from April 2000 until October 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information under the caption “Quarterly Financial Data—Stock and Dividend Data” appears on page 138 and the number of shareholders of record as of December 31, 2008 appears under the caption “Highlights” on page 42 of this Form 10-K. CIGNA’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI.”
Issuer Purchases of Equity Securities
The following table provides information about CIGNA’s share repurchase activity for the quarter ended December 31, 2008:

Issuer Purchases of Equity Securities
Period	Total # of	Average price	Total # of shares purchased	Approximate dollar value of
	shares	paid per share	as part of publicly	shares that may yet be purchased
	purchased		announced program (2)	as part of publicly announced
	(1)			program (3)

October 1-31, 2008	1,195,344	$26.37	1,194,200	$448,919,605
November 1-30, 2008	0	$0	0	$448,919,605
December 1-31, 2008	3,380	$14.23	0	$448,919,605

Total	1,198,724	$26.33	1,194,200	N/A
(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 1,144 shares in October and 3,380 shares in December.
(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $449 million as of December 31, 2008.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. SELECTED FINANCIAL DATA
Highlights

(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004

Revenues
Premiums and fees and other revenues	$17,004	$15,376	$13,987	$14,449	$15,153
Net investment income	1,063	1,114	1,195	1,359	1,643
Mail order pharmacy revenues	1,204	1,118	1,145	883	857
Realized investment gains (losses)	(170)	15	220	(7)	523

Total revenues	$19,101	$17,623	$16,547	$16,684	$18,176

Results of Operations:
Health Care	$664	$679	$653	$688	$763
Disability and Life	273	254	226	227	182
International	182	176	138	109	76
Run-off Reinsurance	(646)	(11)	(14)	(64)	(115)
Other Operations	87	109	106	339	424
Corporate	(162)	(97)	(95)	(12)	(114)
Realized investment gains (losses), net of taxes	(110)	10	145	(11)	361

Income from continuing operations	288	1,120	1,159	1,276	1,577
Income (loss) from discontinued operations, net of taxes	4	(5)	(4)	349	-
Cumulative effect of accounting change, net of taxes	-	-	-	-	(139)

Net income	$292	$1,115	$1,155	$1,625	$1,438

Income per share from continuing operations:
Basic	$1.05	$3.95	$3.50	$3.34	$3.85
Diluted	$1.04	$3.88	$3.44	$3.28	$3.81
Net income per share:
Basic	$1.06	$3.94	$3.49	$4.25	$3.51
Diluted	$1.05	$3.87	$3.43	$4.17	$3.48
Common dividends declared per share	$0.04	$0.04	$0.03	$0.03	$0.14
Total assets	$41,406	$40,065	$42,399	$44,893	$81,059
Long-term debt	$2,090	$1,790	$1,294	$1,338	$1,438
Shareholders’ equity	$3,592	$4,748	$4,330	$5,360	$5,203
Per share	$13.25	$16.98	$14.63	$14.74	$13.14
Common shares outstanding (in thousands)	271,036	279,588	98,654	121,191	132,007
Shareholders of record	9,014	8,696	9,117	9,440	10,249
Employees	30,300	26,600	27,100	28,000	28,600

On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. For additional information, see the Health Care section of the Management’s Discussion and Analysis beginning on page 54.
In 2008, the Company recorded significant charges related to the guaranteed minimum income benefits and guaranteed minimum death benefits businesses. For additional information, see the Run-off Reinsurance section of the Management’s Discussion and Analysis beginning on page 62.
In 2008, the Company recorded an after-tax litigation charge of $52 million in Corporate related to the CIGNA pension plan. See Note 22 to the Consolidated Financial Statements for additional information.
Effective January 1, 2007, CIGNA changed its presentation to report the results of the Run-off Retirement business within Other Operations. Prior period results have been restated to conform to this presentation.
During 2007, CIGNA completed a three-for-one stock split of CIGNA’s common shares. Per share figures have been adjusted to reflect the stock split.

Pro forma common shares outstanding, calculated as if the stock split had occurred at the beginning of the prior periods, were as follows: 295,963 in 2006; 363,573 in 2005; and 396,021 in 2004.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX

Introduction	43
Consolidated Results of Operations	46
Critical Accounting Estimates	49
Segment Reporting
Health Care	54
Disability and Life	59
International	60
Run-off Reinsurance	62
Other Operations	65
Corporate	66
Discontinued Operations	66
Industry Developments and Other Matters	67
Liquidity and Capital Resources	67
Investment Assets	73
Market Risk	76
Cautionary Statement	78

INTRODUCTION
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2009”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (MD&A), including in the Cautionary Statement beginning on page 78. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
Certain reclassifications have been made to prior period amounts to conform to the presentation of 2008 amounts.
Overview
The Company constitutes one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace. In addition, the Company has an international operation that offers life, accident and supplemental health insurance products as well as international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a Run-off Reinsurance segment.
Ongoing Operations
The Company generates revenues, net income and cash flow from ongoing operations by:
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

Key factors affecting the Company’s results from ongoing operations include:
•	the ability to profitably price products and services at competitive levels;
•	the volume of customers served and the mix of products and services purchased by those customers;
•	the ability to cross sell its various health and related benefit products;
•	the relationship between other operating expenses and revenue; and
•	the effectiveness of the Company’s capital deployment initiatives.
Run-off Operations
Effectively managing the various exposures of its run-off operations is important to the Company’s ongoing profitability, operating cash flows and available capital. The results are influenced by a range of economic factors, especially movements in equity markets and interest rates. Results are also influenced by behavioral factors, including partial surrender election rates for GMDB contracts and annuity election rates for GMIB contracts, as well as the collection of amounts recoverable from retrocessionaires. In order to manage these risks, the Company operates a GMDB equity hedge program to substantially reduce the impact of equity market movements. The Company actively monitors the performance of the hedge program, and evaluates the cost/benefit of hedging other risks. The Company also actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted. We also perform regular audits of the ceding companies to ensure treaty compliance that premiums received and claims paid are properly reflective of the underlying risks and to maximize the probability of subsequent collection of claims from retrocessionaires. Finally, the Company monitors the credit standing of the retrocessionaires.
Summary
The Company’s overall results are influenced by a range of economic and other factors, especially:
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
The Company regularly monitors the trends impacting operating results from the above mentioned key factors and economic and other factors affecting its operations. The Company develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets it serves. The Company’s ability to achieve its financial objectives is dependent upon its ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.
The Company is continuing to improve the performance of and profitably grow its ongoing businesses and manage the risks associated with the run-off reinsurance operations.
Acquisition of Great-West Healthcare
On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare” or the “acquired business”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Healthcare. The purchase price was approximately $1.5 billion and consisted of a payment to the seller of approximately $1.4 billion for the net assets acquired and the assumption of net liabilities under the reinsurance agreement of approximately $0.1 billion. Great-West Healthcare primarily sells medical plans on a self-funded basis with stop-loss coverage to select and regional employer groups. Great-West Healthcare’s offerings also include the following specialty products: stop-loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance. The acquisition, which was accounted for as a purchase, was financed through a combination of cash and the issuance of both short and long-term debt.
See Note 3 to the Consolidated Financial Statements for additional information.

Initiatives to Lower Operating Expenses
The Company has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers and to reduce costs.
In 2008, the Company conducted a comprehensive review of its ongoing businesses with an emphasis on reducing operating expenses in the Health Care segment. As a result of the review, during the fourth quarter of 2008, the Company committed to a plan to reduce operating costs in order to meet the challenges and opportunities presented by the current economic environment. The Company anticipates the plan will be substantially complete by the end of 2009. As a result, the Company recognized in other operating expenses a total charge of $55 million pre-tax ($35 million after-tax), which included $44 million pre-tax ($28 million after-tax) for severance and other related costs resulting from reductions of approximately 1,100 positions in its workforce and $11 million pre-tax ($7 million after-tax) resulting from consolidation of facilities. The Company expects to pay $53 million in cash related to this charge, most of which will occur in 2009. The Health Care segment reported $44 million pre-tax ($27 million after-tax) of the total charge. The remainder was reported as follows: Disability and Life: $3 million pre-tax ($2 million after-tax), and International: $8 million pre-tax ($6 million after-tax). As a result of these actions, the Company expects annualized after-tax savings of approximately $70 million, a portion of which is expected to be realized in 2009.

CONSOLIDATED RESULTS OF OPERATIONS

(In millions)
Financial Summary	2008	2007	2006

Premiums and fees	$16,203	$15,008	$13,641
Net investment income	1,063	1,114	1,195
Mail order pharmacy revenues	1,204	1,118	1,145
Other revenues	801	368	346
Realized investment gains (losses)	(170)	15	220

Total revenues	19,101	17,623	16,547
Benefits and expenses	18,723	15,992	14,816

Income from continuing operations before taxes	378	1,631	1,731
Income taxes	90	511	572

Income from continuing operations	288	1,120	1,159
Income (loss) from discontinued operations, net of taxes	4	(5)	(4)

Net income	$292	$1,115	$1,155

Realized investment gains (losses), net of taxes	$(110)	$10	$145

Special Items
In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and income from continuing operations, presented below are special items, which management believes are not representative of the underlying results of operations.

SPECIAL ITEMS	Pre-Tax	After-Tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)

2008

Charges related to litigation matters	$(117)	$(76)
Cost reduction charge	(55)	(35)

Total	$(172)	$(111)

2007

Completion of IRS examination	$-	$23

2006

Charge associated with settlement of shareholder litigation	$(38)	$(25)
Cost reduction charge	(37)	(23)

Total	$(75)	$(48)

Special items for 2008 included a cost reduction charge (see the Introduction section of the MD&A beginning on page 43), a litigation matter related to the CIGNA Pension Plan (see Note 22 to the Consolidated Financial Statements for additional information) reported in Corporate and charges related to certain other litigation matters, which are reported in the Health Care segment.
The special item for 2007 consisted of previously unrecognized tax benefits resulting from the completion of the IRS examination for the 2003 and 2004 tax years.
Special items for 2006 consisted of:
•	a charge associated with the settlement of the shareholder class action lawsuit brought against the Company. This charge included certain costs to defend and was net of expected insurance recoveries; and
•	a charge for severance costs resulting from a review of staffing levels in the Health Care operations and in supporting areas.

Overview of 2008 Consolidated Results of Operations
Income from continuing operations for the year ended December 31, 2008 declined significantly compared with 2007, as a result of the following:
•	The Run-off Reinsurance segment reported substantial losses in 2008, primarily due to losses in the guaranteed minimum income benefits (GMIB) and guaranteed minimum death benefits (GMDB) businesses, reflecting the deterioration in the financial markets and also, for GMIB, the effect of adopting Statement of Financial Accounting Standards No. (SFAS No.) 157. See the Run-off Reinsurance section of the MD&A beginning on page 62 for additional information.
•	The Company reported significant net realized investment losses in 2008 primarily due to impairments caused largely by the deterioration in the financial markets. These losses were partially offset by gains on the sale of real estate. See the Investment Assets section of the MD&A beginning on page 73 for more information.
•	The Company’s results in 2008 were also negatively affected by the special charges for litigation and cost reduction matters discussed beginning on page 46.
These factors were partially offset by higher segment earnings in each of the Company’s ongoing operating segments (Health Care, Disability and Life, and International).

Overview of 2007 Consolidated Results of Operations
Excluding the special items discussed above, income from continuing operations decreased in 2007, compared with 2006, principally reflecting lower realized investment gains primarily due to lower gains from sales of equity interests in real estate limited liability entities of $145 million.
These factors were partially offset by higher earnings in the Health Care (see page 54), Disability and Life (see page 59), International (see page 60) and Run-off Reinsurance (see page 62) segments.
Outlook for 2009
The Company expects 2009 income from continuing operations, excluding realized investments results, the results of the GMIB business, and special items, to be higher than 2008 due to overall earnings growth in the ongoing operating segments, as well as lower losses in the Run-off Reinsurance segment. This outlook includes an assumption that results of the GMDB business will be approximately break-even for full-year 2009. This assumption reflects management’s view that the long-term reserve assumptions are appropriate and that equity market conditions and volatility will return to more normal levels in 2009. The Company’s outlook is subject to the factors cited in the Cautionary Statement and the sensitivities discussed in the Critical Accounting Estimates section of the MD&A on pages 49 through 53. If the unfavorable equity market and interest rate movements continue, the Company could experience additional losses related to the GMDB business.
Information is not available for management to reasonably estimate the future results of the GMIB business, realized investment gains (losses), or to identify or reasonably estimate special items in 2009. However, if unfavorable equity market and interest rate movements continue, the Company could also experience additional losses related to the GMIB business and investment impairments. Potential losses related to the GMDB and GMIB businesses, as well as investment impairments, could adversely impact the Company’s consolidated results of operations and financial condition, and could reduce the capital of the Company’s insurance subsidiaries as well as their dividend paying capabilities.
Revenues
Total revenue increased by 8% in 2008, compared with 2007; and 7% in 2007 compared with 2006. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees increased by 8% in 2008, compared with 2007 reflecting the impact of the acquired business, growth in the Disability and Life segment, as well as growth and rate increases in the International segment. See segment reporting discussions for additional detail and drivers.

Premiums and fees increased 10% in 2007, compared with 2006, primarily attributable to higher specialty revenues and growth in medical membership as well as strong renewal pricing on existing business in the Health Care segment and strong business growth in the Disability and Life and International segments.
Net Investment Income
Net investment income decreased 5% in 2008, compared with 2007 primarily due to lower yields driven by declines in short-term interest rates, commercial mortgage pre-payment fees, and income from security partnerships.
Net investment income decreased 7% in 2007. This decrease was primarily attributable to lower average assets due to share repurchase activity and a decline in the Health Care segment average invested assets resulting from:
•	a shift in business from guaranteed cost products to administrative services only (ASO) products; and
•	pre-funding of Medicare Part D claims.
Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased 8% in 2008, compared with 2007 due to increased script volume and rate increases.
Mail order pharmacy revenues in 2007 were comparable to 2006.
Other Revenues
Excluding the impact of the futures contracts associated with the GMDB equity hedge program, Other revenues increased 17% in 2008, compared with 2007, primarily reflecting the impact of the acquired business. In 2008, the Company reported gains of $333 million associated with the GMDB equity hedge program, compared with losses of $32 million in 2007. The gains in 2008 primarily reflect the decline in stock market values.
Excluding the impact of the GMDB equity hedge program, Other revenues decreased 10% in 2007, compared with 2006 primarily due to lower revenues from the disability and workers compensation case management business reported in the Disability and Life segment. The Company reported losses on futures contracts associated with the GMDB equity hedge program of $32 million in 2007, compared with losses of $96 million in 2006. The decline in losses in 2007 primarily reflects lower stock market appreciation compared with 2006.
Realized Investment Results
Realized investment results in 2008 were lower than 2007, primarily due to higher losses associated with asset write-downs and increases in valuation allowances primarily due to higher interest rates and credit losses resulting from current economic conditions. In addition, the Company had higher losses on sales of fixed maturities and equity securities. These losses were partially offset by higher gains on sales of real estate investments held in joint ventures. See Note 13 to the Consolidated Financial Statements for additional information.
Realized investment gains (losses) were lower in 2007, compared with 2006, primarily due to sales of equity interests in real estate limited liability entities in 2006.

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
In addition to the estimates presented in the following table, there are other accounting estimates used in the preparation of the Company’s consolidated financial statements, including estimates of liabilities for future policy benefits other than those identified in the following table, as well as estimates with respect to goodwill, unpaid claims and claim expenses, postemployment and postretirement benefits other than pensions, certain compensation accruals, and income taxes.
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
See Note 2 to the Consolidated Financial Statements for further information on significant accounting policies that impact the Company.

Balance Sheet Caption /	Assumptions / Approach Used	Effect if Different Assumptions Used
Nature of Critical Accounting Estimate

Future policy benefits -
     Guaranteed minimum death benefits

These liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. The amounts to be paid represent the excess of the guaranteed death benefit over the values of contractholders’ accounts. The death benefit coverage in force at December 31, 2008 (representing the amount payable if all of approximately 650,000 contractholders had died as of that date) was approximately $11 billion.

Liabilities for future policy benefits for these contracts as of December 31 were as follows (in millions):

•     2008 – $1,609
•     2007 – $   848
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

Partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining any available death benefit coverage in effect at the time of the withdrawal. Once a partial surrender is made, the liability increases reflecting lower future assumed premiums, a lower likelihood of lapsation, and a lower likelihood of account values recovering sufficiently to reduce the death benefit exposure in future periods. These effects are not covered by the Company’s GMDB equity hedge program. Market declines could expose the Company to higher amounts of death benefit exposure that can be retained by contractholders subsequent to a significant partial surrender and to higher election rates of future partial surrenders. Thus, if equity markets decline, the Company’s liability for partial surrenders increases and there is no corresponding offset from the hedge program. The election rate for expected future partial surrenders is updated quarterly based on emerging experience.

Interest rates include both (a) the mean investment performance assumption considering the Company’s GMDB equity hedge program which reflects the average short-term interest rate to be earned over the life of the program, and (b) the liability discount rate assumption.	Current assumptions used to estimate these liabilities are detailed in Note 7 to the Consolidated Financial Statements. If an unfavorable change were to occur to those assumptions, the approximate after-tax decrease in net income would be as follows:

•     10% increase in mortality rates - $85 million
•     10% decrease in lapse rates - $30 million
•    10% increase in election rates for future partial surrenders - $10 million
•     50 basis point decrease in interest rates:
•     Mean Investment Performance - $35 million
•     Discount Rate - $35 million
•     10% increase in volatility - $15 million

As of December 31, 2008, if contractholder account values invested in underlying equity mutual funds declined by 10% due to equity market performance, the after-tax decrease in net income resulting from an increase in the provision for partial surrenders would be approximately $25 million.

As of December 31, 2008, if contractholder account values invested in underlying bond/money market mutual funds declined by 10% due to bond/money market performance, the after-tax decrease in net income resulting from an increase in the provision for partial surrenders and an increase in unhedged exposure would be approximately $50 million.

The amounts would be reflected in the Run-off Reinsurance segment.

Balance Sheet Caption /	Assumptions / Approach Used	Effect if Different Assumptions Used
Nature of Critical Accounting Estimate

Volatility refers to the degree of variation of future market returns of the underlying mutual fund investments.

Health Care medical claims payable

Medical claims payable for the Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

Liabilities for medical claims payable as of December 31 were as follows (in millions):

•     2008 – gross $924; net $713
•     2007 – gross $975; net $717

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

The Company’s estimate of the liability for medical claims incurred but not yet reported is primarily calculated using historical claim payment patterns and expected medical cost trends. The Company analyzes the historical claim payment patterns by comparing the dates claims were incurred, generally the dates services were provided, to the dates claims were paid to determine “completion factors”, which are a measure of the time to process claims. A completion factor is calculated for each month of incurred claims. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the ultimate liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. The difference between this estimate of the ultimate liability and the current paid claims data is the estimate of the remaining claims to be paid for each incurral month. These monthly estimates are aggregated and included in the Company’s Health Care medical claims payable at the end of each reporting period. Completion factors are used to estimate the health care medical claims payable for all months where claims have not been completely resolved and paid, except for the most recent month as described below.

Completion factors are impacted by several key items including changes in the level of claims processed electronically versus manually (auto-adjudication), changes in provider claims submission rates, membership changes and the mix of products. As noted, the Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period. It is possible that the actual completion rates for the current period will develop differently from historical patterns, which could have a material impact on the Company’s medical claims payable and net income.

Claims incurred in the most recent month have limited paid claims data, since a large portion of health care claims are not submitted to the Company for payment in the month services have been provided. This makes the completion factor approach less reliable for claims incurred in the most recent month. As a result, in any reporting period, for the estimates of the ultimate claims incurred in the most recent month, the Company primarily relies on medical cost trend analysis, which reflects expected claim payment patterns and other relevant operational considerations. Medical cost trend is impacted by several key factors including medical service utilization and unit costs and the Company’s ability to	For the year ended December 31, 2008, actual experience differed from the Company’s key assumptions, resulting in $60 million of favorable incurred claims related to prior years’ medical claims payable of 0.9% of the current year incurred claims as reported for the year ended December 31, 2007. For the year ended December 31, 2007, actual experience differed from the Company’s key assumptions, resulting in $80 million of favorable incurred claims related to prior years’ medical claims, or 1.3% of the current year incurred claims reported for the year ended December 31, 2006. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The corresponding impact of favorable prior year development on net income was $7 million for the year ended December 31, 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s net income.

Balance Sheet Caption /	Assumptions / Approach Used	Effect if Different Assumptions Used
Nature of Critical Accounting Estimate

manage these factors through benefit design, underwriting, provider contracting and the Company’s medical management initiatives. These factors are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

Because historical trend factors are often not representative of current claim trends, the trend experienced for the most recent history along with an analysis of emerging trends, have been taken into consideration in establishing the liability for medical claims payable at December 31, 2008 and 2007. It is possible that the actual medical trend for the current period will develop differently from the expected, which could have a material impact on the Company’s medical claims payable and net income.

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

As discussed in Note 2(B) to the Consolidated Financial Statements, the Company implemented SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. At adoption, the Company was required to change certain assumptions. As a result, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax).
With the adoption of SFAS No. 157, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price. The Company estimates a hypothetical market participant’s view of these assumptions considering market observable information, the actual and expected experience of the Company, and other relevant and available industry sources. Resulting changes in fair value are reported in GMIB expense.

The Company considers the various assumptions used to estimate the fair values of assets and liabilities associated with those contracts in two categories. The first group of assumptions used to estimate these fair values consist of capital market inputs including market returns and discount rates, claim interest rates and market volatility.

Interest rates include (a) market returns, (b) the liability discount rate assumption and (c) the projected interest rates used to calculate the reinsured income benefit at the time of annuitization (claim interest rate).

Volatility refers to the degree of variation of future market returns of the underlying mutual fund investments.	Current assumptions used to estimate these liabilities are detailed in Note 11 to the Consolidated Financial Statements. With the adoption of SFAS No. 157, the Company’s results of operations are expected to be more volatile in future periods because these assumptions will be based largely on market-observable inputs at the close of each period including interest rates and market implied volatilities.

If an unfavorable change were to occur in these assumptions, the approximate after-tax decrease in net income, net of estimated amounts receivable from reinsurers, would be as follows:

•     50 basis point decrease in interest rates (which are aligned with LIBOR) used for projecting market returns and discounting – $25 million
•     50 basis point decrease in interest rates used for projecting claim exposure (7-year Treasury rates) – $20 million
•     20% increase in implied market volatility – $5 million

Balance Sheet Caption /	Assumptions / Approach Used	Effect if Different Assumptions Used
Nature of Critical Accounting Estimate

During 2007, the Company increased its assumption related to annuity election rates and decreased its lapse assumption resulting in a charge (net of reinsurance) of $86 million pre-tax ($56 million after-tax).

Liabilities related to these contracts as of December 31, were as follows (in millions):

•     2008 – $1,757
•     2007– $313

As of December 31, estimated amounts receivable related to these contracts from two external reinsurers, were as follows (in millions):

•     2008 – $953
•     2007– $173
The second group of assumptions consists of future annuitant behavior including annuity election rates, lapse, and mortality, retrocessionaire credit risk, and a risk and profit charge.

Annuity election rates refer to the proportion of annuitants who elect to receive their income benefit as an annuity.

Lapse refers to the full surrender of an annuity prior to annuitization of the policy.

Credit risk refers to the ability of these reinsurers to pay.

Risk and profit charge refers to the amount that a hypothetical market participant would include in the valuation to cover the uncertainty of outcomes and the desired return on capital.
•     10% decrease in mortality – $3 million
•     10% increase in annuity election
rates – $5 million

•     10% decrease in lapse rates – $10 million
•     10% decrease in amounts receivable from reinsurers (credit risk) – $60 million
•     10% increase to the risk and profit charge – $5 million

Market declines which reduce annuitants’ account values expose the Company to higher potential claims which results in a larger net liability. If annuitants’ account values as of December 31, 2008 declined by 10% due to the performance of the underlying mutual funds, the approximate after-tax decrease in net income, net of estimated amounts receivable from reinsurers, would be approximately $25 million.

All of these estimated impacts due to unfavorable changes in assumptions could vary from quarter to quarter depending on actual reserve levels, the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.

The amounts would be reflected in the
Run-off Reinsurance segment.

Reinsurance recoverables – Reinsurance recoverables in Run-off Reinsurance

Collectibility of reinsurance recoverables requires an assessment of risks that such amounts will not be collected, including risks associated with reinsurer default and disputes with reinsurers regarding applicable coverage.

Gross and net reinsurance recoverables in the Run-off Reinsurance segment as of December 31, were as follows (in millions):

•     2008 – gross $180; net $169
•     2007 – gross $203; net $191

The amount of reinsurance recoverables in the Run-off Reinsurance segment, net of reserves, represents management’s best estimate of recoverability, including an assessment of the financial strength of reinsurers.	A 10% reduction of net reinsurance recoverables due to uncollectibility at December 31, 2008, would reduce net income by approximately $11 million after-tax.

The amounts would be reflected in the
Run-off Reinsurance segment.

See Note 8 to the Consolidated Financial Statements for additional information.

Accounts payable, accrued expenses and other liabilities—pension liabilities

These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows (in millions):
The Company estimates these liabilities with actuarial models using various assumptions including discount rates and an expected long-term return on plan assets.

Discount rates are set by applying actual annualized yields at various durations from the Citigroup Pension Liability curve, without adjustment, to the expected cash flows of the pension liabilities.

The expected long-term return on plan assets for the domestic qualified pension plan is developed considering actual historical returns, expected long-term market conditions, plan asset mix and management’s investment strategy. In addition, to measure pension costs the Company uses a market-related asset value method for domestic qualified pension plan assets invested in non-fixed income investments, which are approximately 80% of total plan assets. This method recognizes the difference between actual and expected returns in the non-fixed income portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost.	Using past experience, the Company expects that it is reasonably possible that a favorable or unfavorable change in these key assumptions of 50 basis points could occur. An unfavorable change is a decrease in these key assumptions with resulting impacts as discussed below.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points:

• 2008 – $1,853 • 2007 – $628 See Note 10 to the Consolidated Financial Statements for additional information.
 •     annual pension costs for 2009 would increase by approximately $15 million, after-tax; and

 •     the accrued pension benefit liability would increase by approximately $180 million as of December 31, 2008 resulting in an after-tax decrease to shareholders’ equity of approximately $120 million as of December 31, 2008.

If the expected long-term return on domestic
qualified pension plan assets decreased by 50
basis points, annual pension costs for 2009
would

Balance Sheet Caption /	Assumptions / Approach Used	Effect if Different Assumptions Used
Nature of Critical Accounting Estimate

The significant decline in value of equity securities during 2008 has resulted in an accumulated unrecognized actuarial loss of $1.5 billion at December 31, 2008. The actuarial loss is adjusted for unrecognized changes in market-related asset values and amortized over the remaining service life of pension plan participants if the adjusted loss exceeds 10% of the market-related value of plan assets or 10% of the projected benefit obligation, whichever is greater. As of December 31, 2008, approximately $0.4 billion of the adjusted actuarial loss exceeded 10% of the projected benefit obligation. As a result, approximately $35 million after-tax will be expensed in 2009 net income. For the year ended December 31, 2008, $37 million after-tax was expensed in net income.

increase by approximately $10 million, after-tax.

If the December 31, 2008 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $225 million as of December 31, 2008 resulting in an after-tax decrease to shareholders’ equity of approximately $145 million.

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
Management estimates the amount of an “other than temporary” impairment when a decline in value is expected to persist, using quoted market prices for public securities with active markets and generally the present value of future cash flows for private placement bonds and other public securities. Expected future cash flows are based on historical experience of the issuer and management’s expectation of future performance. See “Quality Ratings” in the Investment Assets section of the MD&A beginning on page 73 for additional information.

The Company recognized “other than temporary” impairments of investments in fixed maturities as follows (in millions, after-tax):

•     2008 – $138
•     2007 – $20
•     2006 – $18

See Note 12(A) to the Consolidated Financial Statements for a discussion of the Company’s review of declines in fair value.	For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, the Company’s net income for the year ended December 31, 2008 would have decreased by approximately $388 million after-tax.

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
The Company measures the operating effectiveness of the Health Care segment using the following key factors:
•	segment earnings;

•	membership growth;

•	sales of specialty products to core medical customers;

•	changes in operating expenses per member; and

•	medical expense as a percentage of premiums (medical cost ratio) in the guaranteed cost business.
Results of Operations

(In millions)
Financial Summary	2008	2007	2006

Premiums and fees	$11,615	$10,666	$9,830
Net investment income	200	202	261
Mail order pharmacy revenues	1,204	1,118	1,145
Other revenues	317	250	226

Segment revenues	13,336	12,236	11,462
Mail order pharmacy cost of goods sold	961	904	922
Benefits and other expenses	11,359	10,295	9,534

Benefits and expenses	12,320	11,199	10,456

Income before taxes	1,016	1,037	1,006
Income taxes	352	358	353

Segment earnings	$664	$679	$653

Realized investment gains (losses), net of taxes	$(13)	$14	$105

Special items (after-tax) included in segment earnings:
Charges related to litigation matters	$(24)	$-	$-
Cost reduction charge	$(27)	$-	$(15)

The Health Care segment’s earnings in 2008, as compared with 2007, were favorably impacted by lower management incentive compensation expense of $21 million after-tax. In addition, the segment’s earnings include the after-tax impact of favorable prior year claim development of $7 million in 2008, $8 million in 2007 and $54 million in 2006. The amount of prior year claim development recorded in 2008 and 2007, compared with 2006, is lower because actual medical cost trends and completion factors were more in line with initial assumptions.
Excluding the special items for cost reduction and litigation charges as well as the items mentioned above, segment earnings increased in 2008 compared with 2007 due to:
•	earnings from the acquired business;

•	higher service fees due to membership growth and rate increases;

•	favorable specialty earnings due to increased sales to core medical customers as well as strong performance in the direct specialty business; and

•	improved Medicare Part D results due in part to increased membership.
These favorable effects were partially offset by:
•	lower membership and higher medical cost ratio in the guaranteed cost business;

•	lower medical margins in the experience-rated business; and

•	higher operating expenses reflecting spending on operational improvement initiatives, including segment expansion and investments in information technology, partially offset by expense reductions in certain areas, primarily service operations.
Excluding prior year claim development and the special items for cost reduction, segment earnings in 2007 increased over 2006 due to:
•	increased earnings from the specialty businesses;

•	margin improvements in the stop-loss product;

•	a lower medical cost ratio in the guaranteed cost business of 160 basis points due to strong renewal pricing increases in excess of medical cost trend; and

•	aggregate medical membership growth of approximately 800,000 members, including growth in the voluntary/limited benefits business.
These factors were partially offset by lower margins in the experience-rated business as well as lower net investment income due to lower average assets and lower yields.
Revenues
The table below shows premiums and fees for the Health Care segment:

(In millions)	2008	2007	2006

Medical:
Commercial HMO (1)	$1,430	$2,220	$2,744
Open access/Other guaranteed cost (2)	2,025	1,657	946
Voluntary/limited benefits	200	160	72

Total guaranteed cost	3,655	4,037	3,762
Experience-rated medical (3)	1,946	1,877	1,760
Dental	785	773	776
Medicare	400	349	321
Medicare Part D	299	326	215
Acquired business — medical	603	-	-
Other medical (4)	1,168	1,062	929

Total medical	8,856	8,424	7,763
Life and other non-medical	156	235	305
Acquired business — non-medical	28	-	-

Total premiums	9,040	8,659	8,068
Fees (5)	2,208	2,007	1,762
Acquired business — Fees	367	-	-

Total premiums and fees	$11,615	$10,666	$9,830

(1) Premiums and/or fees associated with certain specialty products are also included.
(2) Includes premiums associated with other risk-related products, primarily network and PPO plans.
(3) Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.
(4) Other medical premiums include risk revenue for stop-loss and specialty products.
(5) Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $96 million in 2008, $61 million in 2007, and $27 million in 2006.

Premiums and fees increased by 9% in 2008, compared with 2007, primarily reflecting:
•	the impact of the acquired business;

•	increases in the experience-rated business due to rate increases;

•	higher other medical premiums due to increased sales to core medical customers and rate increases in specialty business; and

•	higher service fees due to increased membership and rate increases.
These factors were partially offset by a decrease in the guaranteed cost business which was due to membership declines largely in commercial HMO business partially offset by rate increases.
Premiums and fees increased 9% in 2007, compared with 2006, primarily reflecting:
•	strong renewal pricing on existing business, particularly in the guaranteed cost business;

•	higher Medicare Part D premiums of $111 million;

•	growth in specialty revenues; and

•	aggregate medical membership growth, including the voluntary/limited benefits business.
In addition, premiums and fees in 2007 reflect a change in the mix of products to more service-only products from guaranteed cost products.
Net investment income decreased by 1% in 2008 compared with 2007 reflecting lower yields partially offset by higher average assets. Net investment income decreased by 23% in 2007 compared with 2006 reflecting primarily lower average assets and to a lesser extent lower yields.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.
Other revenues increased 27% in 2008 and 11% in 2007. In 2008, the increase primarily reflected the impact of the acquired business, while the increase in 2007 was primarily due to business growth.
Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

(In millions)	2008	2007	2006

Medical claims expense	$7,252	$6,798	$6,111
Other benefit expenses	193	225	260
Mail order pharmacy cost of goods sold	961	904	922
Other operating expenses	3,914	3,272	3,163

Total benefits and expenses	$12,320	$11,199	$10,456

Medical claims expense included favorable prior year claim development of approximately $11 million in 2008, $12 million in 2007 and $83 million in 2006. Medical claims expense increased 7% in 2008 compared with 2007 largely due to the impact of the acquired business.  In addition, medical trend was largely offset by lower risk membership. Excluding the prior year claim development, medical claims expense increased 10% in 2007 compared with 2006 primarily due to medical trend, increased Medicare Part D membership and the impact of the Star HRG operations.
Other operating expenses include expenses related to:
•	integration and operating costs associated with the acquired business;

•	both retail and mail order pharmacy;

•	disease management;

•	voluntary and limited benefits; and

•	Medicare claims administration businesses.

Excluding the items noted above, other operating expenses increased in 2008, compared with 2007, primarily reflecting higher spending on operational improvement initiatives, including segment expansion and investments in information technology. This increase was partially offset by lower management incentive compensation expenses in 2008, as well as productivity savings which were reflected in lower operating expenses per member due to the success of various expense reduction initiatives. Other operating expenses increased in 2007, compared with 2006, reflecting membership growth and higher spending on information technology, including market facing capabilities.
Other Items Affecting Health Care Results
Medical Membership
The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims.  As of December 31, estimated medical membership was as follows:

(In thousands)	2008	2007	2006

Guaranteed cost:
Commercial HMO	326	523	764
Medicare	35	31	32
Open access/Other guaranteed cost (1)	530	515	366

Total guaranteed cost, excluding voluntary/limited benefits	891	1,069	1,162
Voluntary/limited benefits	201	180	164

Total guaranteed cost	1,092	1,249	1,326
Experience-rated (2)	851	907	935
Service	8,096	8,013	7,128
Acquired business (3)	1,640	-	-

Total medical membership	11,679	10,169	9,389

(1) Includes membership associated with other risk-related products, primarily network and PPO plans.
(2) Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.
(3) Represents members associated with the acquisition of Great-West Healthcare effective April 1, 2008.
Operational Improvement Initiatives
The Company is focused on several initiatives including developing and enhancing a customer focused service model.  This effort is expected to require significant investments over the next 3 to 5 years.  These investments are expected to enable the Company to grow its membership and to improve operational effectiveness and profitability by developing innovative products and services that promote customer engagement at a competitive cost.  Executing on these operational improvement initiatives is critical to attaining a leadership position in the health care marketplace.
The operational improvement initiatives currently underway are discussed below.
Reducing other operating expenses. The Company operates in an intensely competitive marketplace and its ability to establish a fully competitive cost advantage is key to achieving its initiatives. Accordingly, the Company is focused on reducing operating expenses in three key areas primarily to facilitate operating efficiency and responsiveness to customers. These three areas include: customer acquisition, which encompasses spending on sales, the account management process, underwriting and marketing; fulfillment, mainly claims processing and billing; and reducing overhead in various administrative and staffing functions. In connection with these efforts, in the fourth quarter of 2008, the Company completed a review of staffing levels and organization and announced a plan to reorganize its business model and supporting areas to more tightly align the ongoing operating segments. See the Introduction section to this MD&A for further discussion beginning on page 43. The Company expects to take additional actions during 2009 to further reduce operating expenses and improve its competitive cost position in the marketplace.

Maintaining and upgrading information technology systems.  The Company’s current business model and long-term strategy require effective and reliable information technology systems.  The Company’s current systems architecture will require continuing investment to meet the challenges of increasing customer demands from both our existing and emerging customer base to support its business growth and strategies, improve its competitive position and provide appropriate levels of service to customers.  The Company is focused on providing these enhanced strategic capabilities in response to increasing customer expectations, while continuing to provide a consistent, high quality customer service experience with respect to the Company’s current programs. Accordingly, in 2009, the Company’s efforts will be focused primarily on optimizing the technology underlying our claims processing and call servicing capabilities with specific emphasis on reducing handling time and improving customer service.   Continued integration of the Company’s multiple administrative and customer facing platforms is also required to support the Company’s growth strategies, and to ensure reliable, efficient and effective customer service both in today’s employer focused model as well as in a customer directed model.  The Company’s ability to effectively deploy capital to make these investments will influence the timing and the impact these initiatives will have on its operations.
Profitably growing medical membership. The Company continues to focus on growing its medical membership by:
•	increasing its share of the national, regional and select segments;

•	providing a diverse product portfolio that meets current market needs as well as emerging consumer-directed trends;

•	developing and implementing the systems, information technology and infrastructure to deliver member service that keeps pace with the emerging consumer-directed market trends;

•	ensuring competitive provider networks;

•	maintaining a strong clinical quality in medical, specialty health care and disability management; and

•	increasing specialty penetration.
The Company is also focused on segment and product expansion. In segments, our focus is predominantly in the “Select” (employers with 51-250), small business (employers with 2-50) and individual segments. We also expect to expand our voluntary capabilities and to focus on health as well as pharmacy and dental.  As part of its effort to achieve these objectives, the Company completed the acquisition of Great-West Healthcare of Denver, Colorado on April 1, 2008. Also, our Star HRG acquisition serves as our platform to further develop our voluntary portfolio. These acquisitions will enable the Company to broaden its distribution reach and provider network, particularly in the western regions of the United States, and expand the range of health benefits and product offerings. Additionally, the Company has recently developed new product offerings for both our guaranteed cost and experienced rated portfolios. Driving additional cross selling is also key to our value proposition. We are expanding network access for our dental product and improving network flexibility to ensure better alignment with our customers’ needs. Also, with the acquisition of Great-West Healthcare, we will be working in 2009 to transition this book to CIGNA pharmacy and increase penetration across the entire book.
Offering products that meet emerging customer and market trends. In order to meet emerging customer and market trends, the Company’s suite of products (CIGNATURE®, CareAllies®, and CIGNA Choice Fund®) offers various options to customers and employers and is key to our customer engagement strategy.  Offerings include: choice of benefit, participating provider network, funding, medical management, and health advocacy options.  Through the CIGNA Choice Fund®, the Company offers a set of customer-directed capabilities that includes options for health reimbursement arrangements and/or health savings accounts and enables customers to make effective health decisions using information tools provided by the Company.
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
The Company is focused on continuing to effectively manage medical utilization and unit costs. The Company believes that by increasing the quality of medical care and improving access to care we can drive reductions in total medical cost.  To help achieve this, the Company continues to focus on renegotiating contracts with providers and certain facilities to limit increases in medical reimbursement costs.  In addition, the Company seeks to strengthen its network position in selected markets. In connection with the Great-West Healthcare acquisition in April 2008, the Company is converting and integrating these acquired members to its extensive preferred provider network which offers access to a broad range of utilization review and case management services. By directing members to the highest quality and most efficient network providers and leveraging their clinical engagement protocols we are realizing benefits from the increased utilization.

Delivering quality member and provider service.  The Company is focused on delivering competitive service to members, providers and customers. The Company believes that further enhancing quality service can improve member retention and, when combined with useful health information and tools, can help motivate members to become more engaged in their personal health, and will help promote healthy outcomes thereby removing cost from the system.  The evolution of the consumer-driven healthcare market is driving increased product and service complexity and is raising customers’ expectations with respect to service levels, which is expected to require significant investment, management attention and heightened interaction with customers.
The Company is focused on the development and enhancement of a service model that is capable of meeting the challenges brought on by the increasing product and service complexity and the heightened expectations of health care customers.  The Company continues to make significant investments in the development and implementation of systems and technology to improve the member and provider service experience, enhance its capabilities and improve its competitive position.
The Company’s health advocacy capabilities support its recent membership growth efforts.  The Company must be able to deliver those capabilities efficiently and cost-effectively.  The Company continues to identify additional cost savings to further improve its competitive cost position.  Savings generated from the Company’s operating efficiency initiatives provide capital to make investments that will enhance its capabilities in the areas of customer engagement, particularly product development, the delivery of member service and health advocacy and related technology.
Disability and Life Segment
Segment Description
The Disability and Life segment includes group disability, life, accident and specialty insurance and case management for disability and workers’ compensation.
Key factors for this segment are:
•	premium growth, including new business and customer retention;

•	net investment income;

•	benefits expense as a percentage of earned premium (loss ratio); and

•	other operating expense as a percentage of earned premiums and fees (expense ratio).
Results of Operations

(In millions)
Financial Summary	2008	2007	2006

Premiums and fees	$2,562	$2,374	$2,108
Net investment income	256	276	256
Other revenues	117	131	161

Segment revenues	2,935	2,781	2,525
Benefits and expenses	2,553	2,435	2,214

Income before taxes	382	346	311
Income taxes	109	92	85

Segment earnings	$273	$254	$226

Realized investment gains (losses), net of taxes	$(48)	$(5)	$6

Special item (after-tax) included in segment earnings:
Completion of IRS examination	$-	$6	$-
Cost reduction charge	$(2)	$-	$-

Segment earnings in 2008 include the favorable after-tax impact of reserve studies and a favorable reinsurance settlement which aggregated to $19 million, partially offset by a special item for a cost reduction charge of $2 million. Segment earnings in 2007 include the favorable after-tax impact of reserve studies of $12 million and a special item of $6 million of previously unrecognized tax benefits resulting from the completion of the IRS examination for the 2003 and 2004 tax years. Segment earnings in 2006 include the favorable after-tax impact of reserve studies of $28 million, partially offset by severance charges of $6 million.  Excluding the impact of the items noted above, segment earnings increased 8% in 2008, compared with 2007 reflecting:

•	favorable claims experience in the specialty insurance business;

•	a lower expense ratio driven by effective operating expense management and lower management incentive compensation; and

•	higher premiums and fees in the disability, life and accident businesses due to business growth.
These factors were partially offset by less favorable claims experience in the life and accident businesses and lower net investment income primarily due to lower average yields.
Excluding the impact of reserve studies and the items noted above, segment earnings increased 16% in 2007, compared with 2006 reflecting:
•	continued strong disability claims management results;

•	higher net investment income due to higher average assets and yields;

•	favorable claims experience in the accident, group universal life and specialty businesses;

•	a lower expense ratio driven by effective operating expense management; and

•	strong earned premium growth.
Revenues
Premiums and fees increased 8% in 2008 and 13% in 2007 reflecting new sales growth in the disability, life and accident lines of business and strong customer retention.
Benefits and Expenses
Excluding the pre-tax impact of the reserve studies, reinsurance settlement and cost reduction charge noted above, benefits and expenses increased 5% in 2008 compared with 2007, reflecting overall business growth, partially offset by favorable claims experience in the disability and specialty businesses tempered by less favorable claims experience in the life and accident businesses. In addition, lower expenses were driven by continued focus on operating expense management, lower disability and workers’ compensation case management expenses and lower management incentive compensation expenses.
Excluding the pre-tax impact of the reserve studies and severance charge noted above, benefits and expenses increased 9% in 2007 compared with 2006, reflecting overall business growth, continued strong disability claims management and unfavorable life claims experience largely offset by favorable accident and specialty claims experience. In addition, lower expenses were driven by continued focus on operating expense management and lower disability and workers’ compensation case management expenses.
International Segment
Segment Description
The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.
The key factors for this segment are:
•	premium growth, including new business and customer retention;

•	benefits expense as a percentage of earned premium (loss ratio); and

•	operating expense as a percentage of earned premium (expense ratio).

Results of Operations

(In millions)
Financial Summary	2008	2007	2006

Premiums and fees	$1,870	$1,800	$1,526
Net investment income	79	77	79
Other revenues	18	7	2

Segment revenues	1,967	1,884	1,607
Benefits and expenses	1,683	1,612	1,394

Income before taxes	284	272	213
Income taxes	102	96	75

Segment earnings	$182	$176	$138

Impact of foreign currency movements included in segment earnings	(13)	4	4

Realized investment gains (losses), net of taxes	$(3)	$1	$(1)

Special item (after-tax) included in segment earnings:
Completion of IRS examination	$-	$2	$-
Cost reduction charge	$(6)	$-	$-

Excluding the special items noted in the table above, International segment earnings increased 8% in 2008, compared with 2007, and 26% in 2007 compared with 2006, primarily due to continued growth in the life, accident and supplemental health insurance business and the expatriate employee benefits business, as well as continued competitively strong margins. Earnings growth in 2008 was partially offset by unfavorable currency movements, primarily in South Korea. International segment earnings, excluding the impact of foreign currency movements and the special items noted in the table above, increased 16% in 2008, compared with 2007, and 23% in 2007 compared with 2006. The impact of foreign currency movements is calculated by comparing the reported results to what the results would have been had the monthly average exchange rates remained constant with the prior year’s comparable period exchange rates.
Revenues
Premiums and fees.  The increase in premiums and fees of 4% in 2008, compared with 2007, and 18% in 2007 compared with 2006, was primarily attributable to new sales growth in the life, accident and supplemental health insurance operations, particularly in Taiwan and South Korea, and membership growth in the expatriate employee benefits business. These increases also continue to reflect rate adjustments on the renewal of existing business. Premium growth in 2008 was partially offset by unfavorable foreign currency movements in South Korea.
Premiums and fees, excluding the effect of foreign currency movements, were (in millions): $1,971 in 2008, $1,745 in 2007 and $1,494 in 2006.
Benefits and Expenses
Benefits and expenses increased 4% in 2008, compared with 2007 and 16% in 2007 compared with 2006, primarily due to business growth in all lines of business, partially offset by foreign currency movements, primarily in South Korea.
Loss ratios decreased in 2008 and 2007 in the life, accident and supplemental health business due to favorable claims experience and a shift away from traditional life products toward accident and health products. In the expatriate business, loss ratios decreased slightly in 2008 and increased slightly in 2007 due to claims volatility.
Expense ratios increased slightly in 2008 in the life, accident and supplemental health business and the expatriate benefits business as a result of higher expenses to support growth initiatives and expansion. Expense ratios in the life, accident and health and expatriate benefits businesses continue to be strong due to effective expense management.
Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues and 39% of the segment’s earnings in 2008.  Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
Run-off Reinsurance Segment
Segment Description
The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of guaranteed minimum death benefit (GMDB, also known as VADBe), guaranteed minimum income benefit (GMIB), workers’ compensation and personal accident reinsurance products.
The determination of liabilities for GMDB and GMIB requires the Company to make critical accounting estimates.  The Company has updated the assumptions for GMIB and the effects of hypothetical changes in those assumptions in connection with the implementation of SFAS No. 157.  The Company describes the assumptions used to develop the reserves for GMDB and the assets and liabilities for GMIB and provides the effects of hypothetical changes in those assumptions in the Critical Accounting Estimates section of the MD&A beginning on page 49.
Results of Operations

(In millions)
Financial Summary	2008	2007	2006

Premiums and fees	$43	$60	$64
Net investment income	104	93	95
Other revenues	331	(47)	(97)

Segment revenues	478	106	62
Benefits and expenses	1,499	160	80

Loss before income tax benefits	(1,021)	(54)	(18)
Income tax benefits	(375)	(43)	(4)

Segment loss	$(646)	$(11)	$(14)

Realized investment gains (losses), net of taxes	$(19)	$2	$22

Results of GMIB business (after-tax) included in segment earnings (loss):
Charge on adoption of SFAS No. 157 for GMIB contracts	$(131)	$-	$-
Results of GMIB business excluding charge on adoption	$(306)	$(91)	$(1)

Segment losses for the year included losses from the GMIB business of $437 million, and losses from the GMDB business of $267 million. Excluding the charge on adoption of SFAS No. 157 for the GMIB business, (see Note 2(B) to the Consolidated Financial Statements) these losses were primarily related to declines in equity markets and interest rates and increased market volatility. Excluding the results of the GMIB and GMDB businesses, segment earnings for Run-off Reinsurance were lower in 2008 than 2007, reflecting reduced favorable settlement activity related to personal accident and workers’ compensation.
Excluding the results of the GMIB business, segment earnings improved in 2007 compared with 2006. The improvement was predominantly due to an increase in earnings from several settlements and commutations that were favorable to the Company’s reserve position at the time, as well as higher earnings in the workers’ compensation and personal accident business, resulting from more favorable claim development.
Other Revenues
Other revenues included pre-tax gains from futures contracts used in the GMDB equity hedge program (see Note 7 to the Consolidated Financial Statements) of $333 million in 2008, compared with pre-tax losses of $32 million in 2007 and $96 million in 2006.  Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”).  The notional amount of the futures contract positions held by the Company at December 31, 2008 related to this program was $1.4 billion.

Benefits and Expenses
Benefits and expenses were comprised of the following:

(In millions)
For the years ended December 31,	2008	2007	2006

GMIB expense	$690	$147	$7
Other benefits and expenses	809	13	73

Benefits and expenses	$1,499	$160	$80

GMIB Expense. GMIB expense in 2008 includes a pre-tax charge of $202 million for the adoption of SFAS No. 157, which is discussed in Notes 2(B) and 11 to the Consolidated Financial Statements.  GMIB expense in 2007 includes a pre-tax charge of $86 million related to updated assumptions for annuity election and lapse rates. With the adoption of SFAS No. 157 in 2008, the Company’s results of operations are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities.
Excluding the charge on adoption of SFAS No. 157, the GMIB business generated additional pre-tax expense of $488 million in 2008 primarily as a result of:
•	decreases in interest rates since December 31, 2007: $232 million;

•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposure: $158 million;

•	updates to the risk and profit charge estimate: $50 million;

•	updates to other assumptions that are used in the fair value calculation: $25 million; and

•	other amounts including the compounding effects of declines in interest rates and equity markets, as well as experience varying from assumptions: $23 million.
Excluding the charge to update assumptions for annuity election and lapse rates, the GMIB business generated additional pre-tax expense of $61 million in 2007, primarily the result of unfavorable annuitization and lapse experience.
The GMIB liabilities and related assets are calculated using a complex internal model and assumptions that in 2008 are from the viewpoint of a hypothetical market participant.  This resulting liability (and related asset) is higher than the Company believes will ultimately be required to settle claims primarily because market-observable interest rates are used to project growth in account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant.  The Company’s payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected.  The Company does not believe that current market-observable interest rates reflect actual growth expected for the underlying mutual funds over that timeframe, and therefore believes that the recorded liability and related asset do not represent what management believes will ultimately be required as this business runs off.
However, the significant decline in financial markets during 2008 has had an unfavorable impact on the GMIB business. Significant declines in mutual fund values that underlie the contracts (increasing the exposure to the Company) together with declines in the 7-year Treasury rate (used to determine claim payments) increased the expected amount of claims that will be paid out for contractholders who choose to annuitize while these conditions continue. It is also possible that these unfavorable market conditions will have an impact on the level of contractholder annuitizations, particularly if these unfavorable market conditions persist for an extended period.
Other Benefits and Expenses. During 2008, the Company recorded additional other benefits and expenses of $412 million ($267 million after-tax) primarily to strengthen GMDB reserves following an analysis of experience and reserve assumptions. These amounts were primarily due to:
•	adverse impacts of overall market declines of $210 million ($136 million after-tax). This includes (a) $185 million ($120 million after-tax) related to the provision for partial surrenders, including $40 million ($26 million after-tax) for an increase in the assumed election rates for future partial surrenders and (b) $25 million ($16 million after-tax) related to declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the GMDB equity hedge program;

•	adverse volatility-related impacts due to turbulent equity market conditions. Volatility risk is not covered by the GMDB equity hedge program. Also, the equity market volatility, particularly during the second half of the year, impacted the effectiveness of the hedge program. In aggregate, these volatility-related impacts totaled $182 million ($118 million after-tax). The GMDB equity hedge program is designed so that changes in the value of a portfolio of actively managed futures contracts will offset changes in the liability resulting from equity market movements. In periods of equity market declines, the liability will increase; the program is designed to produce gains on the futures contracts to offset the increase in the liability. However, the program will not perfectly offset the change in the liability, in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders, and because there is a time lag between changes in underlying contractholder mutual funds, and corresponding changes in the hedge position. In 2008, the impact of this mismatch was higher than most prior periods due to the relatively large changes in market indices from day to day. In addition, the number of futures contracts used in the program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result. These conditions have had an adverse impact on earnings, and during 2008, the increase in the liability due to equity market movements was only partially offset by the results of the futures contracts; and

•	adverse interest rate impacts. Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance generating an additional $14 million ($9 million after-tax).
In addition to the reserve strengthening discussed above, other benefits and expenses were higher in 2008 than 2007 due to the impact of changes in the equity markets on GMDB contracts.  Equity markets decreased significantly in 2008 while they increased in 2007 leading to higher benefits expense in 2008.  Equity market declines result in decreases in underlying annuity account values, which increases the exposure under the contracts. These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.   In addition, benefits expense related to personal accident and workers’ compensation was higher in 2008 than 2007, as a result of reduced favorable settlement activity in 2008.
Other benefits and expenses were lower in 2007, compared with 2006, due to lower expense in the workers’ compensation and personal accident businesses, due to the impact of favorable claim experience and settlements and commutations that were favorable to the Company’s reserved position. This was partially offset by higher benefits expense for the guaranteed minimum death benefit business, as improvements in equity markets for 2007 were smaller than in 2006.
See Note 7 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.
Segment Summary
The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments.  For GMDB and GMIB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior. For workers’ compensation and personal accident, the claim payments relate to accidents and injuries. Any of these claim payments can extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of  the Company’s ultimate payment obligations and corresponding ultimate collection from retrocessionaires may not be known with certainty for some time.
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of December 31, 2008, based on current information.  However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate–owned life insurance (COLI);

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•	run-off settlement annuity business.
The COLI portion of this business has contributed the majority of the earnings in 2008, 2007 and 2006 for Other Operations. Federal legislation enacted in 1996 affected certain policies sold by the COLI business by eliminating on a prospective basis the tax deduction for policy loan interest for most leveraged COLI products. There have been no sales of this particular product since 1997. As a result of an Internal Revenue Service initiative to settle tax disputes regarding leveraged products, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline. Management does not expect this to have a significant impact on the future operating results of the segment.
From April 1, 2004 through March 31, 2006, the Company had a modified coinsurance arrangement relating to the single premium annuity business sold to the buyer of the retirement benefits business. Under that arrangement, the Company retained the invested assets supporting the reinsured liabilities. These invested assets were held in a business trust established by the Company. Effective April 1, 2006, the buyer converted this modified coinsurance arrangement to an indemnity reinsurance structure and took ownership of the trust assets.
Results of Operations

(In millions)
Financial Summary	2008	2007	2006

Premiums and fees	$113	$108	$113
Net investment income	414	437	467
Other revenues	71	82	102

Segment revenues	598	627	682
Benefits and expenses	468	473	531

Income before taxes	130	154	151
Income taxes	43	45	45

Segment earnings	$87	$109	$106

Realized investment gains (losses), net of taxes	$(27)	$(2)	$13

Special items (after-tax) included in segment earnings:
Completion of IRS examination	$-	$5	$-

Excluding the special item noted above, segment earnings for Other Operations declined in 2008 compared with 2007, reflecting lower results from the COLI business driven by less favorable mortality and lower interest margins. Interest margins decreased due to the movement of assets from the general account to separate accounts, and lower interest rates. In addition, the continuing decline in deferred gain amortization associated with sold businesses contributed to lower earnings.
Excluding the special item noted above, segment earnings decreased for Other Operations in 2007, primarily reflecting expected lower deferred gain amortization associated with the sales of the individual life insurance and annuity and retirement benefits businesses. This decrease was partially offset by higher COLI earnings primarily reflecting favorable mortality experience.

Revenues
Net investment income. Net investment income decreased 5% in 2008 compared with 2007, primarily reflecting lower average invested assets due in part to the movement of assets from the general account to separate accounts in the COLI business as well as lower interest rates. Net investment income decreased 6% in 2007 compared with 2006 primarily due to a reduction in assets resulting from the conversion of the single premium annuity business to indemnity reinsurance and the resulting transfer of trust assets to the buyer of the retirement benefits business.
Other revenues. Other revenues decreased 13% in 2008 compared with 2007, and 20% in 2007 compared with 2006 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses. The amount of the deferred gain amortization recorded was $38 million in 2008, $47 million in 2007 and $62 million in 2006.
Corporate
Description
Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, certain litigation matters, net investment income on investments not supporting segment operations, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.

(In millions)
Financial Summary	2008	2007	2006

Segment loss	$(162)	$(97)	$(95)

Special items (after-tax) included in segment loss:
Charge related to litigation matter	$(52)	$-	$-
Completion of IRS examination	$-	$10	$-
Charge associated with settlement of shareholder litigation	$-	$-	$(25)
Cost reduction charge	$-	$-	$(8)

Excluding the special items noted above (see Consolidated Results of Operations section of the MD&A beginning on page 46 for more information on special items), Corporate results were lower in 2008, compared with 2007, primarily reflecting higher net interest expense attributable to lower average invested assets and increased debt to finance the acquired business. These factors were partially offset by lower directors’ expenses due to reduced deferred compensation obligations caused by a decline in the Company’s stock price.
Excluding the special items noted in the table above, Corporate results in 2007, compared with 2006, were lower, reflecting higher net interest expense resulting from the issuance of additional debt combined with lower average assets due to share repurchase activity. In addition, the increase in segment loss also reflects the absence in 2007 of certain favorable expense items recorded in 2006.
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.

(In millions)
Financial Summary	2008	2007	2006

Income before income (taxes) benefits	$3	$25	$19
Income (taxes) benefits	1	(7)	(6)

Income from operations	4	18	13
Impairment loss, net of tax	-	(23)	(17)

Income (loss) from discontinued operations, net of taxes	$4	$(5)	$(4)

Discontinued operations for 2008 primarily represents a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.
For 2007 and 2006, discontinued operations primarily reflects:
•	impairment losses related to the dispositions in 2007 and 2006 of several Latin American insurance operations as discussed in Note 3 to the Consolidated Financial Statements; and

•	realized gains on the disposition of certain directly-owned real estate investments in 2007 and 2006 as discussed in Note 13 to the Consolidated Financial Statements.
INDUSTRY DEVELOPMENTS AND OTHER MATTERS
The disability industry is under continuing review by regulators and legislators with respect to its offset practices regarding Social Security Disability Insurance (“SSDI”). There has been specific inquiry as to the industry’s role in assisting individuals with their applications for SSDI. The Company has received one Congressional inquiry and has responded to the information request. Also, legislation prohibiting the offset of SSDI payments against private disability insurance payments for prospectively issued policies has been introduced in the Connecticut state legislature. The Company is also involved in related pending litigation. If the industry is forced to change its offset SSDI procedures, the practices and products for the Company’s Disability & Life segment could be significantly impacted.
There are certain other matters that present significant uncertainty, which could result in a material adverse impact on the Company’s consolidated results of operations.  See Note 22 to the Consolidated Financial Statements for further information.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)
Financial Summary	2008	2007	2006

Short-term investments	$236	$21	$89
Cash and cash equivalents	$1,342	$1,970	$1,392
Short-term debt	$301	$3	$382
Long-term debt	$2,090	$1,790	$1,294
Shareholders’ equity	$3,592	$4,748	$4,330

Liquidity
The Company maintains liquidity at two levels:  the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and

•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	using cash flows from operating activities;

•	selling investments;

•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities; and

•	borrowing from its parent company.
Liquidity requirements at the parent level generally consist of:
•	debt service and dividend payments to shareholders; and

•	pension plan funding.

The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	collecting dividends from its subsidiaries;

•	using proceeds from issuance of debt and equity securities;

•	collecting pension contributions from subsidiaries in the amount of the GAAP expense charged; and

•	borrowing from its subsidiaries.
Cash flows for the years ended December 31, were as follows:

(In millions)	2008	2007	2006

Operating activities	$1,656	$1,342	$642
Investing activities	$(2,572)	$269	$1,548
Financing activities	$314	$(1,041)	$(2,513)

Cash flow from operating activities consists of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with the Company’s GMDB equity hedge program, investment income, taxes, and benefits and expenses.
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
Cash flows from financing activities is generally comprised of issuances and re-payment of debt at the parent level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases.  In addition, the subsidiaries report net deposits/withdrawals to/from investment contract liabilities (which include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.
2008:
Operating activities
For the year ended December 31, 2008, cash flows from operating activities were greater than adjusted income from operations by $406 million, including cash inflows of $333 million associated with the GMDB equity hedge program which did not affect net income.  Excluding those inflows, cash flows from operating activities were higher than adjusted income from operations by $73 million, primarily reflecting favorable receivable collections and increases in GMDB reserves due to the 2008 charges. These factors were partially offset by payments for certain prepaid expenses and litigation matters.
Cash flows from operating activities increased by $314 million in 2008 compared with 2007.  Excluding the results of the GMDB equity hedge program (which did not affect net income), cash flows from operating activities decreased by $51 million.  This decrease in 2008 primarily reflects higher payments for certain prepaid expenses in 2008.
Investing activities
The Company used net cash of $1.3 billion to fund the acquisition of Great-West Healthcare, consisting of a cash payment to Great-West Life and Annuity, Inc. of approximately $1.4 billion, partially offset by cash acquired from Great-West Healthcare of approximately $0.1 billion.  Excluding this item, cash used in investing activities was $1.3 billion.  This use of cash primarily consisted of net purchases of investments of $988 million and net purchases of property and equipment of $257 million.
Financing activities
Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt of $298 million and long-term debt of $297 million.  These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare.  Financing activities also included net deposits from contractholder deposit funds of $91 million, proceeds from the issuance of common stock under the Company’s stock plans of $37 million and dividends on and repurchases of common stock of $392 million.
2007:
Operating activities
For the year ended December 31, 2007, cash flows from operating activities were lower than adjusted income from operations by $21 million, including cash outflows of $32 million associated with the GMDB equity hedge program which did not affect net income.  Excluding those outflows, cash flows from operating activities were higher than adjusted income from operations by $11 million.
Investing activities
Cash provided by investing activities primarily consisted of net sales of investments of $495 million and net purchases of property and equipment of $180 million.
Financing activities
Cash used in financing activities primarily consisted of dividends on and repurchases of common stock of $1.2 billion and repayment of  debt of $378 million, partially offset by proceeds from the issuance of debt of $498 million and proceeds from the issuance of common stock under the Company’s stock plans of $248 million.
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2008	2007	2006

Interest expense	$146	$122	$104

The increase in interest expense in 2008 was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition. At December 31, 2008, the Company has recognized cumulative losses of $40 million pre-tax ($26 million after-tax) related to its treasury rate lock derivative in accumulated other comprehensive income. The loss on this derivative will continue to fluctuate until it closes in 2009. If the Company issues debt in the first half of 2009 as expected, the loss at the time the derivative closes would increase the effective interest rate recognized over the life of the debt. If the Company is unable to issue debt in the first half of 2009, this loss would be recognized as a reduction to results of operations in the first half of 2009.
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
The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce the Company’s ability to issue debt or equity securities. Significant volatility and deterioration of the equity markets during 2008 has resulted in reduced retained earnings and has reduced the capital available for growth, acquisitions, and share repurchase.

On March 14, 2008, the Company entered into a new commercial paper program (“the Program”).   Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the Program, the Company may use the Credit Agreement (see below) for funding. In October 2008, the Company added an additional dealer to its Program. As of December 31, 2008, the Company had $299 million in commercial paper outstanding, at a weighted average interest rate of 6.31%, used to finance the Great-West Healthcare acquisition and for other corporate purposes.
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
In June 2007, the Company amended and restated its five-year committed revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. This agreement is diversified among 22 banks, with three banks each having 11% of the commitment and the other 21 banks having the remaining 67% of the commitment. The credit agreement includes options, which are subject to consent by the administrative agent and the committing banks, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There was a $25 million letter of credit issued as of December 31, 2008.
Liquidity and Capital Resources Outlook
At December 31, 2008, there was approximately $90 million in cash available at the parent company level.  In 2009, the parent company’s debt service consists of scheduled interest payments of approximately $140 million on outstanding long term debt of $2.1 billion at December 31, 2008 and approximately $300 million of commercial paper that will mature over the next three months. There are no scheduled long-term debt repayments in 2009. The company expects to refinance the commercial paper either by issuing long-term debt or re-issuing commercial paper.
The Company’s best estimate is that contributions to the qualified pension plan will be approximately $410 million pre-tax during 2009. The parent company expects to fund the $410 million pre-tax contribution with subsidiary contributions equal to GAAP expense and parent company tax benefits. However, this amount could change based on final valuation amounts and the level at which the Company decides to fund the plan. The parent company would fund the estimated remaining $130 million net after-tax contribution with ongoing parent company cash sources including, but not limited to, subsidiary dividends. These estimates do not include funding requirements related to the litigation matter discussed in Note 22 to the Consolidated Financial Statements, as management does not expect this matter to be resolved in 2009. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.
The availability of resources at the parent company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines, and partially dependent on the availability of liquidity from the issuance of debt or equity securities.
The Company expects, based on current projections for cash activity, to have sufficient liquidity to meet its obligations.
However, the Company’s cash projections may not be realized and the demand for funds could exceed available cash if:
•	ongoing businesses experience unexpected shortfalls in earnings;

•	regulatory restrictions or rating agency capital guidelines reduce the amount of dividends available to be distributed to the parent company from the insurance and HMO subsidiaries (including the impact of equity market deterioration and volatility on subsidiary capital);

•	continued significant disruption or volatility in the capital and credit markets reduces the Company’s ability to raise capital or creates unexpected losses related to the GMDB and GMIB businesses;

•	a substantial increase in funding over current projections is required for the Company’s pension plan; or
•	a substantial increase in funding is required for the Company’s GMDB equity hedge program.

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $400 million from Connecticut General Life Insurance Company without prior state approval. In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed line of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2008, the Company had an additional $750 million of borrowing capacity within the maximum debt leverage covenant in the line of credit agreement in addition to the $2.4 billion of debt outstanding as of December 31, 2008.
Though the Company believes it has adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect the Company’s ability to access those markets for additional borrowings or increase costs associated with borrowing funds.
Solvency regulation Many states have adopted some form of the National Association of Insurance Commissioners (“NAIC”) model solvency-related laws and risk-based capital rules (“RBC rules”) for life and health insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer’s adjusted surplus to its risk-based capital falls below statutory required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.
In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2008, the Company’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.
In 2008, the NAIC adopted Actuarial Guideline VACARVM, which will be effective December 31, 2009. VACARVM will impact statutory and tax reserves for CIGNA’s GMDB and GMIB contracts. Upon implementation, it is anticipated that statutory reserves for these contracts will increase and thus statutory surplus for Connecticut General Life Insurance Company will be reduced. The magnitude of any impact depends on equity market and interest rate levels at the time of implementation.
Guarantees and Contractual Obligations
The Company, through its subsidiaries, is contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of the Company’s primary contractual cash obligations, as of December 31, 2008, are estimated to be as follows:

		Less
(In millions, on an		than 1	1-3	4-5	After 5
undiscounted basis)	Total	year	years	years	years

On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$7,591	$646	$797	$733	$5,415
Future policy benefits	11,670	505	1,030	847	9,288
Health Care medical claims payable	924	924	-	-	-
Unpaid claims and claims expenses	4,770	1,303	876	628	1,963
Short-term debt	305	305	-	-	-
Long-term debt	4,134	138	723	221	3,052
Non-recourse obligations	16	16	-	-	-
Other long-term liabilities	1,933	886	404	193	450
Off-Balance Sheet:
Purchase obligations	1,226	451	503	264	8
Operating leases	535	121	200	107	107

Total	$33,104	$5,295	$4,533	$2,993	$20,283

On-Balance Sheet:
•	Insurance liabilities. Contractual cash obligations for insurance liabilities, excluding unearned premiums and fees, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on current fund balances based on current investment yields less estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $15.7 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The Company manages its investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses are excluded from the table above as net cash flows associated with them are not expected to impact the Company. The total amount of these reinsured reserves excluded is approximately $6.5 billion.

•	Short-term debt represents commercial paper and current obligations under capital leases.

•	Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and represent obligations for software licenses.

•	Nonrecourse obligations represent principal and interest payments due which may be limited to the value of specified assets, such as real estate properties held in joint ventures.

•	Other long-term liabilities. These items are presented in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. This table includes estimated payments for GMIB contracts, pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts, and certain tax and reinsurance liabilities.

Estimated payments of $85 million for deferred compensation, non-qualified and International pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year. The Company’s best estimate is that contributions to the qualified domestic pension plan during 2009 will be approximately $410 million. This amount could change based on final valuation amounts and the level at which the Company decides to fund the plan. The Company expects to make payments subsequent to 2009 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions which may materially differ from actual activities (see Note 10 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations).

The above table also does not contain $164 million of gross liabilities for uncertain tax positions because the Company cannot reasonably estimate the timing of their resolution with the respective taxing authorities. See Note 18 to the Consolidated Financial Statements for the year ended December 31, 2008 for further information.
Off-Balance Sheet:
•	Purchase obligations. As of December 31, 2008, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$-
Commercial mortgage loans	65
Real estate	9
Limited liability entities (other long-term investments)	470

Total investment commitments	544
Future service commitments	682

Total purchase obligations	$1,226

The Company had commitments to invest in limited liability entities that hold real estate or loans in real estate entities or securities. See Note 12(C) to the Consolidated Financial Statements for additional information.
Future service commitments include an agreement with IBM for various information technology (IT) infrastructure services. The Company’s remaining commitment under this contract is approximately $504 million over a 5-year period. The Company has the ability to terminate this agreement with 90 days notice, subject to termination fees.
The Company’s remaining estimated future service commitments primarily represent contracts for certain outsourced business processes and IT maintenance and support. The Company generally has the ability to terminate these agreements, but does not anticipate doing so at this time. Purchase obligations exclude contracts that are cancelable without penalty or those that do not specify minimum levels of goods or services to be purchased.
•	Operating leases. For additional information, see Note 20 to the Consolidated Financial Statements.
Guarantees
The Company, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business. See Note 22 to the Consolidated Financial Statements for additional information on guarantees.
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
The Company repurchased 10.0 million shares in 2008 for $378 million and 23.7 million shares in 2007 for $1.2 billion. The total remaining share repurchase authorization as of February 25, 2009, was $449 million.
INVESTMENT ASSETS
The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 11, 12, 13 and 16 to the Consolidated Financial Statements.
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

The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of December 31, 2008.

(In millions)	2008	2007

Federal government and agency	$762	$628
State and local government	2,486	2,489
Foreign government	944	882
Corporate	6,856	7,419
Federal agency mortgage-backed	37	-
Other mortgage-backed	125	221
Other asset-backed	571	442

Total	$11,781	$12,081

Other mortgage-backed assets consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $41 million were residential mortgages and home equity lines of credit, all of which were originated utilizing standard underwriting practices and are not considered sub-prime loans.
Quality ratings
As of December 31, 2008, $10.8 billion, or 92%, of the fixed maturities in the Company’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.0 billion were below investment grade. Most of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.
Private placement investments are generally less marketable than public bonds, but yields on these investments tend to be higher than yields on publicly offered debt with comparable credit risk. The fair value of private placement investments was $4.4 billion as of December 31, 2008 and 2007. The Company maintains controls on its participation in private placement investments. In particular, the Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength so the Company can take remedial actions, if warranted. See the “Critical Accounting Estimates” section of the MD&A beginning on page 49 for additional information.
Because of the higher yields and the inherent risk associated with privately placed investments and below investment grade securities, gains or losses from such investments could affect future results of operations. However, since management matches the duration of assets to the duration of liabilities, it expects to hold a significant portion of these assets for the long term and therefore, does not expect such gains or losses to be material to the Company’s liquidity or financial condition.
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
Problem and Potential Problem Investments
“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become “problems.” These characteristics include, but are not limited to, the following:
•	request from the borrower for restructuring;
•	principal or interest payments past due by more than 30 but fewer than 60 days;
•	downgrade in credit rating;
•	deterioration in debt service ratio;
•	collateral losses on asset-backed securities; and

•	significant vacancy in commercial rental mortgage property, or a decline in sales for commercial retail mortgage property.
The Company recognizes interest income on “problem” bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant in 2008, 2007 or 2006.
The following table shows problem and potential problem investments at amortized cost as of December 31:

(In millions)	Gross	Reserve	Net

2008

Problem bonds	$94	$(59)	$35
Potential problem bonds	$140	$(14)	$126
Potential problem commercial mortgage loans	$92	$-	$92

2007

Problem bonds	$47	$(30)	$17
Potential problem bonds	$34	$(9)	$25
Potential problem commercial mortgage loans	$70	$-	$70
Foreclosed real estate (1)	$16	$(3)	$13

(1) The Company sold its remaining foreclosed property and did not acquire any properties through foreclosure in 2008.
Summary
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

(In millions)	2008	2007	2006

Credit-Related	$44	$12	$11
Other (1)	97	14	18

Total	$141	$26	$29

(1) Other primarily represents the impact of rising interest rates on investments where the Company cannot demonstrate the intent and ability to hold until recovery.
In addition to these asset write-downs, in 2008, the Company recognized after-tax losses of $9 million on hybrid securities (classified as equity securities) of certain quasi-federal government agencies where the Company believes that the decline in fair value is “other-than-temporary”.
The U.S. and global financial markets experienced significant challenges throughout 2008. The unprecedented downgrading of billions of dollars of previously highly rated, liquid public securities led to a significant crisis of confidence and a dramatic tightening of credit conditions leading to historically wide credit spreads and substantially higher market yields in spite of near record low treasury rates. Both debt and equity markets are expected to remain volatile until confidence is restored. As a result of this economic environment, the credit risks in the Company’s investment portfolio are elevated.
The market conditions described above resulted in a significant net increase in investment yields across the credit spectrum. While this increase is positive for new investments, it drove a significant decline in value for the Company’s existing investment portfolio. The Company’s corporate fixed maturity and commercial mortgage loan portfolios are well diversified by borrower, sector, and geographic region, limiting exposure. However, if broad economic conditions and/or illiquidity in the capital markets persist or worsen, this would likely result in an increase in the severity and duration of the decline in asset values, and may cause the Company to experience additional investment losses.
The value of the Company’s fixed maturity portfolio declined substantially throughout 2008 resulting in after-tax unrealized depreciation of $147 million. The Company’s commercial mortgage portfolio also declined substantially in 2008, resulting in after-tax unrealized depreciation of $140 million (a decline in fair value versus carrying value). The possibility of increased market investment yields for an extended period could cause the Company to recognize impairment losses if it cannot demonstrate the intent and ability to hold certain investments until recovery. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable.
Management believes that a significant portion of the Company’s fixed maturity and commercial mortgage investments will continue to perform under their contractual terms, and that the recent declines in their fair values are temporary. Based on the Company’s strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, it has both the intent and ability to hold these assets to recovery. Therefore, future credit related losses are not expected to have a material adverse effect on the Company’s liquidity or financial condition.
MARKET RISK
Financial Instruments
The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are:
•	Interest-rate risk on fixed-rate, domestic, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return and impact the value of liabilities for reinsured GMDB and GMIB contracts.
•	Foreign currency exchange rate risk of the U.S. dollar to the South Korean won, Taiwan dollar, euro, Hong Kong dollar, British pound, and Thai Bhat. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.
•	Equity price risk for domestic equity securities and for GMDB and GMIB contracts resulting from unfavorable changes in variable annuity account values based on underlying mutual fund investments.
For further discussion of reinsured contracts, see Note 7 for GMDB contracts and Note 11 for GMIB contracts in the Consolidated Financial Statements.
The Company’s Management of Market Risks
The Company predominantly relies on three techniques to manage its exposure to market risk:
•	Investment/liability matching. The Company generally selects investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of its related insurance and contractholder liabilities so that the Company can match the investments to its obligations. Shorter-term investments support generally shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive and health liabilities. Longer-term investments generally support products with longer pay out periods such as annuities and long-term disability liabilities.
•	Use of local currencies for foreign operations. The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies. While this technique does not reduce the Company’s foreign currency exposure of its net assets, it substantially limits exchange rate risk to net assets.
•	Use of derivatives. The Company generally uses derivative financial instruments to minimize certain market risks and enhance investment returns.
See Notes 2(C) and 12(F) to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.
Effect of Market Fluctuations on the Company
The examples that follow illustrate the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:
•	hypothetical changes in market interest rates primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term debt and GMIB contracts;
•	hypothetical changes in market rates for foreign currencies, primarily for the net assets of foreign subsidiaries denominated in a foreign currency; and
•	hypothetical changes in market prices for equity exposures primarily for equity securities and GMIB contracts.
In addition, hypothetical effects of changes in equity indices and foreign exchange rates are presented separately for futures contracts used in the GMDB equity hedge program.

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

Market scenario for
certain non-insurance
financial instruments	Loss in fair value
	2008	2007

100 basis point increase in interest rates	$700 million	$800 million
10% strengthening in U.S. dollar to foreign currencies	$160 million	$150 million
10% decrease in market prices for equity exposures	$50 million	$60 million

The effect of a hypothetical increase in interest rates on the fair value of certain of the Company’s financial instruments decreased in 2008 as a result of increased net liabilities for GMIB contracts, along with declining fair values of fixed maturities, partially offset by a decrease in the duration of long-term debt. Net liabilities for GMIB contracts increased in 2008 primarily due to the adoption of SFAS No. 157 and declines in the equity markets and interest rates. During 2008, the underlying equity account values from GMIB contracts decreased by 50% primarily due to equity market declines. Therefore, the current effect of a hypothetical 10% decrease in market prices for equity exposures at December 31, 2008 is expected to be less than at December 31, 2007. See the “Critical Accounting Estimates” section of the MD&A beginning on page 49 for further discussion of guaranteed minimum income benefits.
The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling and, for GMIB contracts, stochastic modeling. The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by the Company was estimated to be 10% of the U.S. dollar equivalent fair value. The effect of a hypothetical decrease in the market prices of equity exposures was estimated based on a 10% decrease in the equity mutual fund values underlying guaranteed minimum income benefits reinsured by the Company and a 10% decrease in the value of equity securities held by the Company. See Note 11 to the Consolidated Financial Statements for additional information.
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $140 million in the fair value of the futures contracts outstanding under this program as of December 31, 2008. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 7 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
As noted above, the Company manages its exposures to market risk by matching investment characteristics to its obligations.
Stock Market Performance
The performance of equity markets can have a significant effect on the Company’s businesses, including on:
•	risks and exposures associated with GMDB (see Note 7 to the Consolidated Financial Statements) and GMIB contracts (see Note 11 to the Consolidated Financial Statements); and
•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s productivity initiatives, litigation and other legal matters, operational improvement in the health care operations, and the outlook for the Company’s full year 2009 results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.
You should not place undue reliance on these forward-looking statements. The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:
1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;
3.	challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) offering products that meet emerging market needs, (ii) strengthening underwriting and pricing effectiveness, (iii) strengthening medical cost and medical membership results, (iv) delivering quality member and provider service using effective technology solutions, (v) lowering administrative costs and (vi) transitioning to an integrated operating company model, including operating efficiencies related to the transition;
4.	risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, government investigations and proceedings, and tax audits;
5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the health care business;
6.	risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;
7.	significant changes in interest rates for a sustained period of time;
8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business;
9.	limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;
10.	inability of the program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);
11.	adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;
12.	adjustments to the assumptions (including annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;
13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plan in future periods as well as the recognition of additional pension obligations;
14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;
15.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;
16.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of healthcare services provided to their workforce and our customers’ ability to pay receivables) and our vendors (including their ability to provide services);
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
22.	the ability of the Company to execute its growth plans by successfully managing Great-West Healthcare’s outsourcing projects and leveraging the Company’s capabilities and those of the business acquired from Great-West to further enhance the combined organization’s network access position, underwriting effectiveness, delivery of quality member and provider service, and increased penetration of its membership base with differentiated product offerings.
This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2008 Annual Report on Form 10-K, including the “Risk Factors” section, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Management’s Annual Report on Internal Control over Financial Reporting
Management of CIGNA Corporation (“the Company”) is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal controls were designed to provide reasonable assurance to the Company’s Management and Board of Directors that the Company’s consolidated published financial statements for external purposes were prepared in accordance with generally accepted accounting principles. The Company’s internal controls over financial reporting include those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on Management’s assessment and the criteria set forth by COSO, it was determined that the Company’s internal controls over financial reporting are effective as of December 31, 2008.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page 137 in this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption “Market Risk” in the MD&A section of this Form 10-K is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CIGNA Corporation
Consolidated Statements of Income

(In millions, except per share amounts)

For the years ended December 31,	2008	2007	2006

Revenues
Premiums and fees	$16,203	$15,008	$13,641
Net investment income	1,063	1,114	1,195
Mail order pharmacy revenues	1,204	1,118	1,145
Other revenues	801	368	346
Realized investment gains (losses)	(170)	15	220

Total revenues	19,101	17,623	16,547

Benefits and Expenses
Health Care medical claims expense	7,252	6,798	6,111
Other benefit expenses	4,285	3,401	3,153
Mail order pharmacy cost of goods sold	961	904	922
Guaranteed minimum income benefits expense	690	147	7
Other operating expenses	5,535	4,742	4,623

Total benefits and expenses	18,723	15,992	14,816

Income from Continuing Operations before Income Taxes	378	1,631	1,731

Income taxes (benefits):
Current	311	511	595
Deferred	(221)	-	(23)

Total taxes	90	511	572

Income from Continuing Operations	288	1,120	1,159
Income (Loss) from Discontinued Operations, Net of Taxes	4	(5)	(4)

Net Income	$292	$1,115	$1,155

Basic Earnings Per Share:
Income from continuing operations	$1.05	$3.95	$3.50
Income (loss) from discontinued operations	0.01	(0.01)	(0.01)

Net income	$1.06	$3.94	$3.49

Diluted Earnings Per Share:
Income from continuing operations	$1.04	$3.88	$3.44
Income (loss) from discontinued operations	0.01	(0.01)	(0.01)

Net income	$1.05	$3.87	$3.43

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

(In millions, except per share amounts)
As of December 31,		2008		2007

Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,492; $11,409)		$11,781		$12,081
Equity securities, at fair value (cost, $140; $127)		112		132
Commercial mortgage loans		3,617		3,277
Policy loans		1,556		1,450
Real estate		53		49
Other long-term investments		632		520
Short-term investments		236		21

Total investments		17,987		17,530
Cash and cash equivalents		1,342		1,970
Accrued investment income		225		233
Premiums, accounts and notes receivable, net		1,407		1,405
Reinsurance recoverables		6,973		7,331
Deferred policy acquisition costs		789		816
Property and equipment		804		625
Deferred income taxes, net		1,617		794
Goodwill		2,878		1,783
Other assets, including other intangibles		1,520		536
Separate account assets		5,864		7,042

Total assets		$41,406		$40,065

Liabilities
Contractholder deposit funds		$8,539		$8,594
Future policy benefits		8,754		8,147
Unpaid claims and claim expenses		4,037		4,127
Health Care medical claims payable		924		975
Unearned premiums and fees		414		496

Total insurance and contractholder liabilities		22,668		22,339
Accounts payable, accrued expenses and other liabilities		6,875		4,127
Short-term debt		301		3
Long-term debt		2,090		1,790
Nonrecourse obligations		16		16
Separate account liabilities		5,864		7,042

Total liabilities		37,814		35,317

Contingencies — Note 22
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,502		2,474
Net unrealized appreciation (depreciation), fixed maturities	$(147)		$140
Net unrealized appreciation, equity securities	7		7
Net unrealized depreciation, derivatives	(13)		(19)
Net translation of foreign currencies	(60)		61
Postretirement benefits liability adjustment	(861)		(138)

Accumulated other comprehensive income (loss)		(1,074)		51
Retained earnings		7,374		7,113
Less treasury stock, at cost		(5,298)		(4,978)

Total shareholders’ equity		3,592		4,748

Total liabilities and shareholders’ equity		$41,406		$40,065

Shareholders’ Equity Per Share		$13.25		$16.98

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income
and Changes in Shareholders’ Equity

(In millions, except per share amounts)
For the years ended December 31,	2008		2007		2006
	Compre-	Share-	Compre-	Share-	Compre-	Share-
	hensive	holders’	hensive	holders’	hensive	holders’
	Income	Equity	Income	Equity	Income	Equity

Common Stock, beginning of year		$88		$40		$40
Effect of issuance of stock for stock split		-		48		-

Common Stock, end of year		88		88		40

Additional Paid-In Capital, beginning of year		2,474		2,451		2,385
Effect of issuance of stock for stock split		-		(48)		-
Effect of issuance of stock for employee benefit plans		28		71		66

Additional Paid-In Capital, end of year		2,502		2,474		2,451

Accumulated Other Comprehensive Income (Loss), beginning of year prior to implementation effect		51		(169)		(509)
Implementation effect of SFAS No. 155 (See Note 2)		-		(12)		-

Accumulated Other Comprehensive Income (Loss), beginning of year as adjusted		51		(181)		(509)
Net unrealized depreciation, fixed maturities	$(287)	(287)	$(47)	(47)	$(8)	(8)
Net unrealized depreciation, equity securities	-	-	(3)	(3)	(2)	(2)

Net unrealized depreciation on securities	(287)		(50)		(10)
Net unrealized appreciation (depreciation), derivatives	6	6	(4)	(4)	(1)	(1)
Net translation of foreign currencies	(121)	(121)	28	28	31	31
Postretirement benefits liability adjustment	(723)	(723)	258	258	-	-
Minimum pension liability adjustment: prior to adoption of SFAS No. 158	-	-	-	-	284	284
Minimum pension liability adjustment: reversal on adoption of SFAS No. 158	-	-	-	-	-	432
Postretirement benefits liability adjustment: adoption of SFAS No. 158	-	-	-	-	-	(396)

Other comprehensive income (loss)	(1,125)		232		304

Accumulated Other Comprehensive Income (Loss), end of year		(1,074)		51		(169)

Retained Earnings, beginning of year prior to implementation effects		7,113		6,177		5,162
Implementation effect of SFAS No. 155 (see Note 2)		-		12		-
Implementation effect of FIN No. 48 (see Note 2)		-		(29)		-

Retained Earnings, beginning of year as adjusted		7,113		6,160		5,162
Net income	292	292	1,115	1,115	1,155	1,155
Effects of issuance of stock for employee benefit plans		(20)		(151)		(129)
Common dividends declared (per share: $0.04; $0.04; $0.03)		(11)		(11)		(11)

Retained Earnings, end of year		7,374		7,113		6,177

Treasury Stock, beginning of year		(4,978)		(4,169)		(1,718)
Repurchase of common stock		(378)		(1,158)		(2,775)
Other, primarily issuance of treasury stock for employee benefit plans		58		349		324

Treasury Stock, end of year		(5,298)		(4,978)		(4,169)

Total Comprehensive Income (Loss) and Shareholders’ Equity	$(833)	$3,592	$1,347	$4,748	$1,459	$4,330

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

(In millions)
For the years ended December 31,	2008	2007	2006

Cash Flows from Operating Activities
Net income	$292	$1,115	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(4)	5	4
Insurance liabilities	485	(24)	(390)
Reinsurance recoverables	63	159	93
Deferred policy acquisition costs	(74)	(106)	(63)
Premiums, accounts and notes receivable	219	47	69
Other assets	(860)	(134)	(46)
Accounts payable, accrued expenses and other liabilities	1,466	150	(106)
Current income taxes	(72)	10	245
Deferred income taxes	(221)	-	(23)
Realized investment (gains) losses	170	(15)	(220)
Depreciation and amortization	244	194	208
Gains on sales of businesses (excluding discontinued operations)	(38)	(47)	(61)
Mortgage loans originated and held for sale	-	(80)	(315)
Proceeds from sales of mortgage loans held for sale	1	76	99
Other, net	(15)	(8)	(7)

Net cash provided by operating activities	1,656	1,342	642

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	1,459	1,012	3,405
Equity securities	6	28	53
Commercial mortgage loans	48	1,293	495
Other (primarily short-term and other long-term investments)	492	260	1,185
Investment maturities and repayments:
Fixed maturities	872	973	964
Commercial mortgage loans	98	123	432
Investments purchased:
Fixed maturities	(2,681)	(2,150)	(3,069)
Equity securities	(18)	(27)	(43)
Commercial mortgage loans	(488)	(693)	(1,075)
Other (primarily short-term and other long-term investments)	(776)	(394)	(612)
Property and equipment sales	-	82	11
Property and equipment purchases	(257)	(262)	(147)
Conversion of single premium annuity business	-	-	(45)
Acquisition of Great-West Healthcare, net of cash acquired	(1,319)	-	-
Cash provided by investing activities of discontinued operations	-	70	32
Other (primarily other acquisitions/dispositions)	(8)	(46)	(38)

Net cash provided by (used in) investing activities	(2,572)	269	1,548

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,305	1,175	1,230
Withdrawals and benefit payments from contractholder deposit funds	(1,214)	(1,368)	(1,354)
Change in cash overdraft position	(17)	(20)	66
Net change in short-term debt	298	-	(75)
Net proceeds on issuance of long-term debt	297	498	246
Repayment of long-term debt	-	(378)	(100)
Repurchase of common stock	(378)	(1,185)	(2,765)
Issuance of common stock	37	248	251
Common dividends paid	(14)	(11)	(12)

Net cash provided by (used in) financing activities	314	(1,041)	(2,513)

Effect of foreign currency rate changes on cash and cash equivalents	(26)	8	6

Net increase (decrease) in cash and cash equivalents	(628)	578	(317)
Cash and cash equivalents, beginning of year	1,970	1,392	1,709

Cash and cash equivalents, end of year	$1,342	$1,970	$1,392

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$366	$455	$317
Interest paid	$140	$122	$105

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to the Consolidated Financial Statements
Note 1 — Description of Business
CIGNA Corporation together with its subsidiaries (referred to collectively as “the Company”) constitutes one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace, including health care products and services such as medical coverages, pharmacy, behavioral health, dental benefits, and disease management; group disability, life and accident insurance; and disability and workers’ compensation case management and related services. In addition, the Company has an international operation that offers life, accident and supplemental health insurance products and international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a run-off reinsurance operation.
Note 2 — Summary of Significant Accounting Policies
A.  Basis of Presentation
The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and variable interest entities of which CIGNA Corporation is the primary beneficiary. Intercompany transactions and accounts have been eliminated in consolidation.
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
Discontinued operations. Summarized financial data for discontinued operations in 2008 primarily represents a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.
For 2007 and 2006, discontinued operations primarily reflects:
•	impairment losses related to the dispositions in 2007 and 2006 of several Latin American insurance operations as discussed in Note 3; and
•	realized gains on the disposition of certain directly-owned real estate investments in 2007 and 2006 as discussed in Note 13.
Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

(In millions)	2008	2007	2006

Income before income (taxes) benefits	$3	$25	$19
Income (taxes) benefits	1	(7)	(6)

Income from operations	4	18	13
Impairment loss, net of tax	-	(23)	(17)

Income (loss) from discontinued operations, net of taxes	$4	$(5)	$(4)

Variable interest entities. As of December 31, 2008 the Company is no longer a primary beneficiary in any variable interest entities. As of 2007, the Company consolidated $5 million in assets and $5 million in liabilities as the primary beneficiary of one real estate joint venture.
B.  Recent Accounting Pronouncements
Fair value measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. (SFAS No.) 157, “Fair Value Measurements.” This standard expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price). In addition, the Financial Accounting Standards Board (FASB) amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset when the market for that instrument is not active. See Note 11 for information on the Company’s fair value measurements including new required disclosures.

The Company carries certain financial instruments at fair value in the financial statements including approximately $12.1 billion in invested assets at December 31, 2008. The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits (GMIB assets and liabilities) under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value; however, changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses. At the adoption of SFAS No. 157, there were no effects to the Company’s measurements of fair values for financial instruments other than for GMIB assets and liabilities discussed below. In addition, there were no effects to the Company’s measurements of financial assets of adopting the recent amendment to SFAS No. 157.
At adoption, the Company was required to change certain assumptions used to estimate the fair values of GMIB assets and liabilities. As a result, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax), in Run-off Reinsurance. Because there is no market for these contracts, the assumptions used to estimate their fair values at adoption were determined using a hypothetical market participant’s view of an exit price. The Company considered the following in determining the view of a hypothetical market participant:
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
Assumptions Related to Capital Markets - $183 million of the $202 million pre-tax charge, net of estimated receivables for reinsurance, reflected the impact of changes in capital markets assumptions including market return, discount rate, the projected interest rate used to calculate the reinsured income benefits at the time of annuitization (claim interest rate), and volatility. These assumptions were updated to reflect market-observable interest rates (LIBOR swap curve) and volatility consistent with that implied by derivative instruments in a consistently active market, under the assumption that a hypothetical market participant would hedge all or a portion of the net liability. The capital markets pre-tax charge is comprised of:
•	$131 million related to using market-observable interest rates to project the growth in the contractholders’ underlying investment accounts rather than using an estimate of the actual returns for the underlying equity and bond mutual funds over time. Market-observable growth rates were lower than the market return assumptions at December 31, 2007 which ranged from 5-11% varying by fund type. The Company believes market-observable rates would be used by a hypothetical market participant who is expected to hedge the risk associated with these contracts because they would earn market interest returns from hedging instruments. However, the Company’s actual payments will be based on, among other variables, the actual returns that the contractholders earn on their underlying investment accounts.

•	$23 million related to assuming implied market volatility as of January 1, 2008 for certain indices where observable in a consistently active market. The Company believes that a hypothetical market participant would use these market-implied volatilities rather than use average historical market volatilities.

•	$20 million related to projecting the interest rate used to calculate the reinsured income benefits at the time of annuitization (claim interest rate) using the market-implied forward rate curve and volatility as of January 1, 2008. Claim payments are based on the 7-year Treasury Rate at the time the benefit is elected, and the Company believes that a hypothetical market participant would likely use the above market-implied approach rather than projecting the 7-year Treasury Rate grading from current levels to long-term average levels.

•	$9 million related to using market-observable interest rates as of January 1, 2008 to discount the liability. The Company believes that a hypothetical market participant would use market-observable interest rates for discounting rather than a rate anticipated to be earned on the assets invested to settle the liability. The impact of using market-observable interest rates to discount the liability is significantly less than the impact of using these rates to project the growth in contractholders’ underlying investment accounts because market-observable interest rates as of January 1, 2008 were much closer to the discount rate assumption of

5.75% used at December 31, 2007 prior to the adoption of SFAS No. 157.
Assumptions Related to Future Annuitant and Retrocessionaire Behavior - $19 million of the $202 million pre-tax charge, net of estimated receivables for reinsurance, reflected the impact of the Company’s view of a hypothetical market participant’s assumptions for future annuitant and retrocessionaire behavior and primarily reflects an incremental risk and profit charge.
The Company’s results of operations related to this business are expected to continue to be volatile in future periods both because underlying assumptions will be based on current market-observable inputs which will likely change each period and because the recorded liabilities, net of receivables from reinsurers, are higher after adoption of SFAS No. 157. See Note 11 for additional information.
The FASB deferred the effective date of SFAS No. 157 until the first quarter of 2009 for non-financial assets and liabilities (such as intangible assets, property and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at impairment). On adoption in the first quarter of 2009, the Company does not expect material changes to their periodic fair value measurements for non-financial assets and liabilities.
Fair value option. Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose fair value measurement for many financial instruments, including insurance contracts, with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument. The adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements, as no items were elected for fair value measurement. For financial assets and liabilities acquired after adoption, the Company determines whether to use the fair value election at the time of acquisition.
Uncertain tax positions. Effective January 1, 2007, the Company implemented FASB Interpretation No. (FIN No.) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation provides guidance for recognizing and measuring uncertain tax positions that are “more likely than not” to result in a benefit if challenged by the Internal Revenue Service (IRS). The guidance clarifies that the amount of tax benefit recognized should be measured using management’s best estimate based on the most favorable expected benefit with greater than fifty percent likelihood of being realized. The interpretation also requires that interest expense and penalties be recognized for any reserved portion of an uncertain tax position beginning when the effect of that position is reported to tax authorities. The cumulative effect of implementing the interpretation for unrecognized tax benefits decreased opening retained earnings by $29 million. See Note 18 for additional information.
Certain financial instruments. Effective January 1, 2007, the Company implemented SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. This standard clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. At adoption, the Company elected to fair value certain existing investments in preferred stock and debt securities with call or conversion features (hybrid securities) and future changes in the fair value of these investments will be reported in net income. As a result, the Company reclassified $12 million after-tax of unrealized appreciation from the opening balance of accumulated other comprehensive loss to retained earnings with no net change to total shareholders’ equity. In addition, this standard may affect future income recognition for certain future financial instruments if the fair value election is used or if additional derivatives are identified because any changes in their fair values will be recognized in net income each period. See Note 12(A) for a review of instruments that the Company has elected to fair value.
Deferred acquisition costs. Effective January 1, 2007, the Company implemented the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” The SOP requires that deferred acquisition costs be expensed in full when the original contract is substantially changed by election or amendment of an existing contract feature or by replacement with a new contract. There were no material effects to the consolidated financial statements at implementation. Although substantial contract changes are not expected to occur, the effect of this SOP in future periods may vary based on the nature and volume of any such contract changes.

Pension and other postretirement benefit plans. Effective December 31, 2006, the Company implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits Plans.” This standard requires that the overfunded or underfunded status of all defined benefit postretirement plans be measured as the difference between the fair value of plan assets and the benefit obligation and recognized in the balance sheet. Changes in actuarial gains and losses and prior service costs are required to be recognized in accumulated other comprehensive income, net of tax, each period. The effects on the consolidated financial statements were as follows:

	Before		After
	Application of	Adjust-	Application of
(In millions)	SFAS No. 158	ments	SFAS No. 158

Liability for pension benefits	$744	$99	$843
Liability for other postretirement benefits	$590	$(155)	$435
Total liabilities	$38,125	$(56)	$38,069
Deferred income tax asset	$946	$(20)	$926
Accumulated other comprehensive (loss)	$(205)	$36	$(169)
Total shareholders’ equity	$4,294	$36	$4,330

Liabilities for pension benefits and other postretirement benefits are recorded in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
The implementation of SFAS No. 158 did not impact the Company’s pension expense, funding requirements or financial covenants. See Note 10 for further information on pension and other postretirement benefit plans.
Earnings per share. In 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to require outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be included in the denominator of both basic and diluted earnings per share calculations. These new requirements must be applied through restatement of prior-period earnings per share data beginning in the first quarter of 2009. On adoption, the Company does not expect material changes to either basic or diluted earnings per share data.
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
Noncontrolling interests in subsidiaries. In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” to require that noncontrolling interests in subsidiaries be presented as part of equity of the consolidated group, separate from the parent shareholders’ equity. In addition, net income and components of other comprehensive income of the subsidiary must be allocated between the controlling and noncontrolling interests and presented separately based on relative ownership interests or contractual arrangements. These new presentation requirements must be applied through retrospective restatement of prior financial statements beginning in 2009. On adoption, the Company does not expect material changes to the results of operations or financial condition.
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
Most financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value. The following table shows the fair values and carrying values of the Company’s financial instruments not carried at fair value that are subject to fair value disclosure requirements, at the end of 2008 and 2007:

(In millions)	2008		2007
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

Commercial mortgage loans	$3,401	$3,617	$3,315	$3,277
Contractholder deposit funds, excluding universal life products	$889	$915	$931	$936
Long-term debt, excluding capital leases	$1,684	$2,077	$1,790	$1,777

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
D. Investments
The Company’s accounting policies for investment assets are discussed below:
Fixed maturities and equity securities. Fixed maturities include bonds, mortgage- and other asset-backed securities and preferred stocks redeemable by the investor. Equity securities include common stocks and preferred stocks that are non-redeemable or redeemable only by the issuer. These investments are primarily classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders’ equity. Fixed maturities and equity securities are considered impaired, and their cost basis is written down to fair value through earnings, when management expects a decline in value to persist (i.e. the decline is “other than temporary”). Fixed maturities and equity securities include certain trading and hybrid securities carried at fair value with changes in fair value reported in realized investment gains and losses, beginning after the implementation of SFAS No. 155 on January 1, 2007 for hybrid securities. The Company elected fair value accounting for certain hybrid securities to simplify accounting and mitigate volatility in results of operations and financial condition.
Commercial mortgage loans. Mortgage loans held by the Company are made exclusively to commercial borrowers, therefore there is no exposure to either prime or sub-prime residential mortgages. Generally, commercial mortgage loans are carried at unpaid principal balances and are issued at a fixed rate of interest. Commercial mortgage loans held for sale are carried at the lower of unpaid principal balance or fair value with any resulting valuation allowance reported in realized investment gains and losses. Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the loan agreement. Impaired loans are carried at the lower of unpaid principal or fair value of the underlying collateral. The Company estimates the fair value of the underlying collateral using internal valuations generally based on discounted cash flow analyses.
Policy loans. Policy loans are carried at unpaid principal balances.
Real estate. Investment real estate can be “held and used” or “held for sale”. The Company accounts for real estate as follows:
•	Real estate “held and used” is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans. The Company carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset.

•	Real estate is “held for sale” when a buyer’s investigation is completed, a deposit has been received and the sale is expected to be completed within the next year. Real estate held for sale is carried at the lower of carrying value or current fair value, less estimated costs to sell, and is not depreciated. Valuation reserves reflect any changes in fair value.

•	The Company uses several methods to determine the fair value of real estate, but relies primarily on discounted cash flow analyses and, in some cases, third party appraisals.
At the time of foreclosure, properties are reclassified from commercial mortgage loans to real estate. The Company rehabilitates, re-leases and sells foreclosed properties. This process usually takes from 2 to 4 years unless management considers a near-term sale preferable.
Other long-term investments. Other long-term investments include investments in unconsolidated entities. These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company’s ownership percentage of reported income or loss in cases where the Company has significant influence, otherwise the investment is carried at cost. Also included in other long-term investments are loans to unconsolidated real estate entities secured by the equity interests of these real estate entities, which are carried at unpaid principal balances (mezzanine loans). Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 12(F) for information on the Company’s accounting policies for these derivative financial instruments.
Short-term investments. Investments with maturities of less than one year from time of purchase are classified as short-term, available for sale and carried at fair value, which approximates cost.
Derivative financial instruments. Note 12(F) discusses the Company’s accounting policies for derivative financial instruments.
Net investment income. When interest and principal payments on investments are current, the Company recognizes interest income when it is earned. The Company stops recognizing interest income when interest payments are delinquent or when certain terms (interest rate or maturity date) of the investment have been restructured. Net investment income on these investments is only recognized when interest payments are actually received. Interest and dividends earned on trading and hybrid securities are included in net investment income.
Investment gains and losses. Realized investment gains and losses result from sales, investment asset write-downs, changes in the fair values of trading and hybrid securities and certain derivatives and changes in valuation reserves, based on specifically identified assets. Realized investment gains and losses on the disposition of certain directly owned real estate investments are eliminated from ongoing operations and reported in discontinued operations when the operations and cash flows of the underlying assets are clearly distinguishable and the Company has no significant continuing involvement in their operations.
Unrealized gains and losses on fixed maturities and equity securities carried at fair value (excluding trading and hybrid securities) and certain derivatives are included in accumulated other comprehensive income (loss), net of:
•	amounts required to adjust future policy benefits for run-off settlement annuity business; and

•	deferred income taxes.
E. Cash and Cash Equivalents
Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase that are classified as held to maturity and carried at amortized cost. The Company reclassifies cash overdraft positions to “accounts payable, accrued expenses and other liabilities” when the legal right of offset does not exist.
F. Premiums, Accounts and Notes Receivable and Reinsurance Recoverables
Premiums, accounts and notes receivable are reported net of an allowance for doubtful accounts of $50 million as of December 31, 2008 and $54 million as of December 31, 2007. Reinsurance recoverables are estimates of amounts that the Company will receive from reinsurers and are recorded net of an allowance for unrecoverable reinsurance of $23 million as of December 31, 2008 and $27 million as of December 31, 2007.
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
For universal life, annuity and other individual products, management estimates the present value of future revenues less expected payments. For group health indemnity products, management estimates the sum of future expected claims and related costs less unearned premiums and anticipated net investment income. If management’s estimates are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. The Company recorded in other operating expenses amortization for policy acquisition costs of $314 million in 2008, $242 million in 2007 and $202 million in 2006. There are no deferred policy acquisition costs attributable to the sold individual life insurance and annuity and retirement businesses or the run-off reinsurance operations.
H. Property and Equipment
Property and equipment is carried at cost less accumulated depreciation. When applicable, cost includes interest, real estate taxes and other costs incurred during construction. Also included in this category is internal-use software that is acquired, developed or modified solely to meet the Company’s internal needs, with no plan to market externally. Costs directly related to acquiring, developing or modifying internal-use software are capitalized. See Note 9 for additional information on internal-use software.
The Company calculates depreciation and amortization principally using the straight-line method based on the estimated useful life of each asset as follows: buildings and improvements, 1 year to 40 years; equipment and software, 1 year to 10 years. Depreciation and amortization expense on property and equipment, including internal-use software, was $219 million in 2008, $185 million in 2007 and $187 million in 2006. Accumulated depreciation and amortization on property and equipment, including internal-use software was $1.5 billion at December 31, 2008 and $1.4 billion at December 31, 2007.
I. Goodwill
Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. Substantially all goodwill relates to the Health Care segment. The Company evaluates goodwill for impairment annually during the third quarter at the reporting unit level, based on discounted cash flow analyses and writes it down through results of operations if impaired. Consistent with prior years, the Company’s evaluations used the best information available at the time, including reasonable assumptions and projections consistent with those used in its annual planning process. The discounted cash flow analyses used a range of discount rates that correspond with the Company’s weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the Health Care segment. The resulting discounted cash flow analyses indicated an estimated fair value for the reporting units of the Health Care segment exceeding their carrying values, including goodwill and other intangibles. Finally, the Company determined that no events or circumstances occurred subsequent to the annual evaluation of goodwill that would more likely than not reduce the fair value of the reporting units of the Health Care segment below their carrying values. See Note 9 for additional information.
J. Other Assets, including Other Intangibles
Other assets consist of various insurance-related assets and the gain position of certain derivatives, primarily GMIB assets. The Company’s other intangible assets include purchased customer and producer relationships, provider networks, and trademarks. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from 1 to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. See Note 9 for additional information.
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
Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality and surrenders, allowing for adverse deviation. Mortality, morbidity, and surrender assumptions are based on either the Company’s own experience or actuarial tables. Interest rate assumptions are based on management’s judgment considering the Company’s experience and future expectations, and range from 1.5% to 10.0%. Obligations for the run-off settlement annuity business include adjustments for investment returns consistent with requirements of GAAP when a premium deficiency exists.
Certain reinsurance contracts guarantee a minimum death benefit (GMDB) under variable annuities issued by other insurance companies. These obligations represent the guaranteed death benefit in excess of the contractholder’s account values (based on underlying equity and bond mutual fund investments). These obligations are estimated based on assumptions regarding lapse, partial surrenders, mortality, interest rates (mean investment performance and discount rate), market volatility as well as investment returns and premiums, consistent with the requirements of GAAP when a premium deficiency exists. Lapse, partial surrenders, mortality, interest rates and volatility are based on management’s judgment considering the Company’s experience and future expectations. The results of futures contracts used in the GMDB equity hedge program are reflected in the liability calculation as a component of investment returns. See also Note 7 for additional information.
N. Unpaid Claims and Claims Expenses
Liabilities for unpaid claims and claim expenses are estimates of payments to be made under insurance coverages (primarily long-term disability, workers’ compensation and life and health) for reported claims and for losses incurred but not yet reported.
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
The Company’s estimate of the liability for disability claims reported but not yet paid is primarily calculated as the present value of expected benefit payments to be made over the estimated time period that a policyholder remains disabled. The Company estimates the expected time period that a policyholder may be disabled by analyzing the rate at which an open claim is expected to close (claim resolution rate). Claim resolution rates may vary based upon the length of time a policyholder is disabled, the covered benefit period, cause of disability, benefit design and the policyholder’s age, gender and income level. The Company uses historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. The reserve for the gross monthly disability benefits due to a policyholder is reduced (offset) by the income that the policyholder receives under other benefit programs, such as Social Security Disability Income, worker’s compensation, statutory disability or other group disability benefit plans. For awards of such offsets that have not been finalized, the Company estimates the probability and amount of the offset based on the Company’s experience over the past three to five years.
Because benefit payments may be made over an extended time period, the Company discounts certain claim liabilities related to group long-term disability and workers’ compensation. Discount rate assumptions are based on projected investment returns for the asset portfolios that support these liabilities and range from 2.1% to 6.5%. When estimates change, the Company records the adjustment in benefits and expenses in the period in which the change in estimate is identified. Discounted liabilities associated with the long-term disability and certain workers’ compensation businesses were $3.2 billion at December 31, 2008 and $3.1 billion at December 31, 2007.

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
The Company’s estimate of the liability for medical claims incurred but not yet reported is primarily calculated using historical claim payment patterns and expected medical cost trends. The Company analyzes the historical claim payment patterns by comparing the dates claims were incurred, generally the dates services were provided, to the dates claims were paid to determine “completion factors”, which are a measure of the time to process claims. A completion factor is calculated for each month of incurred claims. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the ultimate liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. The difference between this estimate of the ultimate liability and the current paid claims data is the estimate of the remaining claims to be paid for each incurral month. These monthly estimates are aggregated and included in the Company’s Health Care medical claims payable at the end of each reporting period. Completion factors are used to estimate the Health Care medical claims payable for all months where claims have not been completely resolved and paid, except for the most recent month as described below.
Completion factors are impacted by several key items including changes in the level of claims processed electronically versus manually (auto-adjudication), changes in provider claims submission rates, membership changes and the mix of products. As noted, the Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period. It is possible that the actual completion rates for the current period will develop differently from historical patterns, which could have a material impact on the Company’s medical claims payable and net income.
Claims incurred in the most recent month have limited paid claims data, since a large portion of health care claims are not submitted to the Company for payment in the month services have been provided. This makes the completion factor approach less reliable for claims incurred in the most recent month. As a result, in any reporting period, for the estimates of the ultimate claims incurred in the most recent month, the Company primarily relies on medical cost trend analysis, which reflects expected claim payment patterns and other relevant operational considerations. Medical cost trend is impacted by several key factors including medical service utilization and unit costs and the Company’s ability to manage these factors through benefit design, underwriting, provider contracting and the Company’s medical management initiatives. These factors are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.
Because historical trend factors are often not representative of current claim trends, the trend experienced for the most recent history along with an analysis of emerging trends, have been taken into consideration in establishing the liability for Health Care medical claims payable at December 31, 2008 and 2007. It is possible that the actual medical trend for the current period will develop differently from that expected, which could have a material impact on the Company’s medical claims payable and net income.
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
Q. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consist principally of pension, other postretirement and postemployment benefits and various insurance-related liabilities, including amounts related to reinsurance contracts and insurance-related assessments that management can reasonably estimate. Accounts payable, accrued expenses and other liabilities also include certain overdraft positions and the loss position of certain derivatives, primarily for GMIB contracts (see Note 12(F)). Legal costs to defend the Company’s litigation and arbitration matters are expensed when incurred in larger cases for which the Company cannot reasonably estimate the ultimate cost to defend. In smaller cases for which the Company can reasonably estimate the cost to defend, these costs are recognized when the claim is reported.
R. Translation of Foreign Currencies
The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies, which are generally their functional currencies. The Company uses exchange rates as of the balance sheet date to translate assets and liabilities into U.S. dollars. Translation gains or losses on functional currencies, net of applicable taxes, are recorded in accumulated other comprehensive income (loss). The Company uses average monthly exchange rates during the year to translate revenues and expenses into U.S. dollars.
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
U. Participating Business
The Company’s participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company’s life insurance subsidiaries. Participating insurance accounted for approximately 2% of the Company’s total life insurance in force at the end of 2008, 2007 and 2006.
V. Income Taxes
The Company and its domestic subsidiaries file a consolidated United States federal income tax return. The Company’s foreign subsidiaries file tax returns in accordance with foreign law. U.S. taxation of these foreign subsidiaries may differ in timing and amount from taxation under foreign laws. Reportable amounts, including credits for foreign tax paid by these subsidiaries, are reflected in the U.S. tax return of the affiliates’ domestic parent.
The Company recognizes deferred income taxes when the financial statement and tax based carrying values of assets and liabilities are different and recognizes deferred income tax liabilities on the unremitted earnings of foreign subsidiaries. The Company establishes valuation allowances against deferred tax assets if it is more likely than not that the deferred tax asset will not be realized. The need for a valuation allowance is determined based on the evaluation of various factors, including expectations of future earnings and management’s judgment. Note 18 contains detailed information about the Company’s income taxes.
The Company recognizes interim period income taxes by estimating an annual effective tax rate and applying it to year-to-date results. The estimated annual effective tax rate is periodically updated throughout the year based on actual results to date and an updated projection of full year income. Although the effective tax rate approach is generally used for interim periods, taxes on significant, unusual and infrequent items are recognized at the statutory tax rate entirely in the period the amounts are realized.
Note 3 — Acquisitions and Dispositions
The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.
A. Great-West Healthcare Acquisition
On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare” or the “acquired business”) through 100% indemnity reinsurance agreements and the acquisition of certain affiliates and other assets and liabilities of Great-West Healthcare. The purchase price of approximately $1.5 billion consisted of a payment to the seller of approximately $1.4 billion for the net assets acquired and the assumption of net liabilities under the reinsurance agreement of approximately $0.1 billion. Great-West Healthcare primarily sells medical plans on a self-funded basis with stop loss coverage to select and regional employer groups. Great-West Healthcare’s offerings also include the following specialty products: stop loss, life, disability, medical, dental, vision, prescription drug coverage, and accidental death and dismemberment insurance. The acquisition, which was accounted for as a purchase, was financed through a combination of cash and the issuance of both short and long-term debt.
In accordance with SFAS No. 141, “Business Combinations”, the Company has substantially completed its allocation of the total purchase price to the tangible and intangible net assets acquired based on management’s estimates of their fair values and expects only minor adjustments in the first quarter of 2009, the remaining allocation period. Accordingly, approximately $290 million was allocated to intangible assets, primarily customer relationships and internal-use software. The weighted average amortization period is 9 years for customer relationships and 6 years for internal-use software. The remainder, net of tangible net assets acquired, is goodwill which approximated $1.1 billion and was allocated entirely to the Health Care segment. Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

As part of the reinsurance and administrative service arrangements, the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease net income if and when these amounts are determined uncollectible. At December 31, 2008, receivables recorded for paid claims due from third party reinsurers for this business approximated $1 million and unpaid claims related to this business were estimated at $27 million.
The condensed balance sheet of Great-West Healthcare at the acquisition date was as follows:

(In millions)

Investments	$147
Cash and cash equivalents	55
Premiums, accounts and notes receivable	226
Reinsurance recoverables	12
Property and equipment (primarily capitalized software)	142
Deferred income taxes	7
Goodwill	1,095
Other assets, including other intangibles	151

Total assets acquired	1,835

Future policy benefits	78
Unpaid claims and claim expenses	15
Health Care medical claims payable	90
Accounts payable, accrued expenses and other liabilities (1)	278

Total liabilities acquired	461

Net assets acquired	$1,374

(1) Includes $18 million of liabilities related to integration activities, including severance of $14 million and consolidation of facilities of $4 million.
The results of Great-West Healthcare are included in the Company’s Consolidated Financial Statements from the date of acquisition.
The following table presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2007. The pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	(Unaudited)
	Year Ended December 31,
(In millions, except per share amounts)	2008	2007

Total revenues	$19,469	$19,173
Income from continuing operations	$309	$1,224
Net income	$313	$1,219
Earnings per share:
Income from continuing operations
Basic	$1.12	$4.32
Diluted	$1.12	$4.25
Net income
Basic	$1.14	$4.30
Diluted	$1.13	$4.23

B. Sale of the Chilean Insurance Operations
On August 10, 2007, the Company completed the sale of its Chilean insurance operations, which was classified as a discontinued operation in the second quarter of 2007. The Company recognized an impairment loss in the second quarter of 2007 for this business of $19 million after-tax primarily relating to the write-off of unrecoverable tax assets and foreign currency translation losses. As of

December 31, 2006, the assets and liabilities of the Chilean insurance operations, which were held for sale, were reported in other assets and accounts payable, accrued expenses and other liabilities.
C. Sale of Retirement Benefits Business
In 2004, the Company sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an initial after-tax gain of $809 million, of which $267 million after-tax was recognized immediately and the remaining amount was deferred. The Company recognized deferred gains of $3 million after-tax in 2008, $5 million after-tax in 2007 and $14 million after-tax in 2006. As of December 31, 2008, the remaining deferred gain of $33 million after-tax will be recognized in the Company’s results of operations through 2032.
D. Sale of Individual Life Insurance and Annuity Business
In 1998, the Company sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale generated an after-tax gain of approximately $800 million, the majority of which was deferred and is recognized at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). The Company recognized deferred gains of $22 million after-tax in 2008, $25 million after-tax in 2007 and $28 million after-tax in 2006. The remaining deferred gain as of December 31, 2008, was $108 million after-tax.
Note 4 — Earnings Per Share
Basic and diluted earnings per share were computed as follows:

(In millions,		Effect of
except per share amounts)	Basic	Dilution	Diluted

2008

Income from continuing operations	$288	$-	$288

Shares (in thousands):
Weighted average	274,848	-	274,848
Options and restricted stock grants	-	1,954	1,954

Total shares	274,848	1,954	276,802

EPS	$1.05	$(0.01)	$1.04

2007

Income from continuing operations	$1,120	$-	$1,120

Shares (in thousands):
Weighted average	283,191	-	283,191
Options and restricted stock grants		5,141	5,141

Total shares	283,191	5,141	288,332

EPS	$3.95	$(0.07)	$3.88

2006

Income from continuing operations	$1,159	$-	$1,159

Shares (in thousands):
Weighted average	331,257	-	331,257
Options and restricted stock grants		5,728	5,728

Total shares	331,257	5,728	336,985

EPS	$3.50	$(0.06)	$3.44

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

(In millions)	2008	2007	2006

Antidilutive options	6.3	1.2	3.9

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

(In millions)	2008	2007

Incurred but not yet reported	$782	$786
Reported claims in process	114	145
Other medical expense payable	28	44

Medical claims payable	$924	$975

Activity in medical claims payable was as follows:

(In millions)	2008	2007	2006

Balance at January 1,	$975	$960	$1,165
Less: Reinsurance and other amounts recoverable	258	250	342

Balance at January 1, net	717	710	823
Acquired April 1, net	90	-	-
Incurred claims related to:
Current year	7,312	6,878	6,284
Prior years	(60)	(80)	(173)

Total incurred	7,252	6,798	6,111
Paid claims related to:
Current year	6,716	6,197	5,615
Prior years	630	594	609

Total paid	7,346	6,791	6,224
Balance at December 31, net	713	717	710
Add: Reinsurance and other amounts recoverable	211	258	250

Balance at December 31,	$924	$975	$960

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 8 for additional information on reinsurance. For the year ended December 31, 2008, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $60 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2007. Actual completion factors resulted in a reduction in medical claims payable of $29 million, or 0.4% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $31 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.
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

The corresponding impact of prior year development on net income was $7 million in 2008 and $8 million in 2007. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s net income recognized for the following reasons:
First, due to the nature of the Company’s retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company’s net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.
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
In 2008, the Company conducted a comprehensive review of its ongoing businesses with an emphasis on reducing operating expenses in the Health Care segment. As a result of the review, during the fourth quarter of 2008, the Company committed to a plan to reduce operating costs in order to meet the challenges and opportunities presented by the current market environment. The Company anticipates the plan will be substantially complete by the end of 2009. As a result, the Company recognized in other operating expenses a total charge of $55 million pre-tax ($35 million after-tax), which included $44 million pre-tax ($28 million after-tax) for severance and other related costs resulting from reductions of approximately 1,100 positions in its workforce and $11 million pre-tax ($7 million after-tax) resulting from consolidation of facilities. The Company expects to pay $53 million in cash related to this charge, most of which will occur in 2009. The Health Care segment reported $44 million pre-tax ($27 million after-tax) of the total charge. The remainder was reported as follows: Disability and Life: $3 million pre-tax ($2 million after-tax), and International: $8 million pre-tax ($6 million after-tax).
In the fourth quarter of 2006, the Company completed a review of staffing levels in the health care operations and in supporting areas. As a result, the Company recognized in other operating expenses a charge for severance costs of $37 million pre-tax ($23 million after-tax). The Company substantially completed this program in 2007.
Note 7 — Guaranteed Minimum Death Benefit Contracts
The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit (GMDB), also known as variable annuity death benefits (VADBe), under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. The Company has equity and other market exposures as a result of this product. In periods of declining equity markets and in periods of flat equity markets following a decline, the Company’s liabilities for these guaranteed minimum death benefits increase. Conversely, in periods of rising equity markets, the Company’s liabilities for these guaranteed minimum death benefits decrease.
In order to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts, the Company operates a dynamic hedge program (GMDB equity hedge program), using exchange-traded futures contracts. The hedge program is designed to offset both positive and negative impacts of changes in equity markets on the GMDB liability. The hedge program involves detailed, daily monitoring of equity market movements and rebalancing the futures contracts within established parameters. While the hedge program is actively managed, it may not exactly offset changes in the GMDB liability due to, among other things, divergence between the performance of the underlying mutual funds and the hedge instruments, high levels of volatility in the equity markets, and differences between actual contractholder behavior and what is assumed. The performance of the underlying mutual funds compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis. Although this hedge program does not qualify for GAAP hedge accounting, it is an economic hedge because it is designed to and is effective in reducing equity market exposures resulting from this product. The results of the futures contracts are included in other revenue and amounts reflecting corresponding changes in liabilities for these GMDB contracts are included in benefits and expenses, consistent with GAAP when a premium deficiency exists.
The Company had future policy benefit reserves for GMDB contracts of $1.6 billion as of December 31, 2008, and $848 million as of December 31, 2007. The increase in reserves is primarily due to declines in the equity market driving down the value of the underlying mutual fund investments.
During 2008, the Company recorded additional benefits and expenses of $412 million pre-tax ($267 million after-tax) primarily to strengthen GMDB reserves following an analysis of experience and reserve assumptions. The amounts were primarily due to:
•	adverse impacts of overall market declines of $210 million pre-tax ($136 million after-tax). This is comprised of (a) $185 million ($120 million after-tax) related to the provision for partial surrenders, including $40 million ($26 million after-tax) for an increase in the assumed election rates for future partial surrenders and (b) $25 million ($16 million after-tax) related to declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the GMDB equity hedge program;

•	adverse volatility-related impacts due to turbulent equity market conditions. Volatility risk is not covered by the GMDB equity hedge program. Also, the equity market volatility, particularly during the second half of the year impacted the effectiveness of the hedge program. In aggregate, these volatility-related impacts totaled $182 million of the pre-tax charge ($118 million after-tax). The GMDB equity hedge program is designed so that changes in the value of a portfolio of actively managed futures contracts will offset changes in the liability resulting from equity market movements. In periods of equity market declines, the liability will increase; the hedge program is designed to produce gains on the futures contracts to offset the increase in the liability. However, the hedge program will not perfectly offset the change in the liability, in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders, and because there is a time lag between changes in underlying contractholder mutual funds, and corresponding changes in the hedge position. In 2008, the impact of this mismatch was higher than most prior periods due to the relatively large changes in market indices from day to day. In addition, the number of futures contracts used in the hedge program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result. These conditions have had an adverse impact on earnings, and during 2008, the increase in the liability due to equity market movements was only partially offset by the results of the futures contracts; and

•	adverse interest rate impacts. Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance generating $14 million of the pre-tax charge ($9 million after-tax).
Management estimates reserves for GMDB exposures based on assumptions regarding lapse, partial surrender, mortality, interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period. The Company monitors actual experience to update these reserve estimates as necessary.
Lapse refers to the full surrender of an annuity prior to a contractholder’s death. Partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Mean investment performance refers to market rates to be earned over the life of the GMDB equity hedge program and market volatility refers to market fluctuations.
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
The following provides information about the Company’s reserving methodology and assumptions for GMDB as of December 31, 2008:
•	The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•	The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-24% depending on the net amount at risk for each policy and whether surrender charges apply.

•	The mean investment performance assumption is 5% considering the Company’s GMDB equity hedge program using futures contracts. This is reduced by fund fees ranging from 1-3% across all funds. The results of futures contracts are reflected in the liability calculation as a component of investment returns.

•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 16-30%, varying by equity fund type; 4-10%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.

•	The discount rate is 5.75%.

•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
Activity in future policy benefit reserves for these GMDB contracts was as follows:

(In millions)	2008	2007	2006

Balance at January 1	$848	$862	$951
Add: Unpaid Claims	21	22	24
Less: Reinsurance and other amounts recoverable	19	22	27

Balance at January 1, net	850	862	948
Add: Incurred benefits	822	62	11
Less: Paid benefits	112	74	97

Ending balance, net	1,560	850	862
Less: Unpaid Claims	34	21	22
Add: Reinsurance and other amounts recoverable	83	19	22

Ending balance	$1,609	$848	$862

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above. As discussed below, losses or gains have been recorded in other revenues as a result of the GMDB equity hedge program to reduce equity market exposures.
The majority of the Company’s exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on a contractholder’s anniversary date. Under this type of death benefit, the Company is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of a contractholder’s death. Other annuity designs that the Company reinsured guarantee that the benefit received at death will be:
•	the contractholders account value as of the last anniversary date (anniversary reset); or

•	no less than net deposits paid into the contract accumulated at a specified rate or net deposits paid into the contract.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death, by type of benefit as of December 31. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders died as of the specified date, and represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

(Dollars in millions)	2008	2007

Highest anniversary annuity value
Account value	$13,154	$24,675
Net amount at risk	$9,489	$3,617
Average attained age of contractholders (weighted by exposure)	68	69
Anniversary value reset
Account value	$1,322	$2,279
Net amount at risk	$336	$29
Average attained age of contractholders (weighted by exposure)	59	62
Other
Account value	$1,846	$3,241
Net amount at risk	$1,280	$577
Average attained age of contractholders (weighted by exposure)	67	67
Total
Account value	$16,322	$30,195
Net amount at risk	$11,105	$4,223
Average attained age of contractholders (weighted by exposure)	68	68
Number of contractholders (approx.)	650,000	750,000

As discussed above, the Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at December 31, 2008 was $1.4 billion. The Company recorded in other revenues pre-tax gains of $333 million in 2008, compared with pre-tax losses of $32 million in 2007 and $96 million in 2006 from these futures contracts.
The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 11 for further information.
Note 8 — Reinsurance
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
Retirement benefits business. The Company had a reinsurance recoverable of $1.9 billion as of December 31, 2008, and $2.1 billion as of December 31, 2007 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities and mortgage loans equal to or greater than 100% of the reinsured liabilities held in a trust established for the benefit of the Company. As of December 31, 2008, the trust was adequately funded and S&P had assigned this reinsurer a rating of AA.
Individual life and annuity reinsurance. The Company had reinsurance recoverables totaling $4.6 billion as of December 31, 2008 and $4.7 billion as of December 31, 2007 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. Effective December 31, 2007, a substantial portion of the reinsurance recoverables are secured by investments held in a trust established for the benefit of the Company. At December 31, 2008, the trust assets secured approximately 90% of the reinsurance recoverables and S&P had assigned both of these reinsurers a rating of AA.

Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables of $298 million as of December 31, 2008 from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. These reinsurance arrangements are diversified among more than 90 reinsurers. One recoverable represents 14% of the total, and the reinsurer has been assigned an AA- insurer financial strength rating from S&P. No other single reinsurer represents more than 11% of the total.
Approximately 40% of recoverables are due from reinsurers that have been assigned ratings of AA- or better from S&P. An additional 30% of recoverables are due from reinsurers that have been assigned an S&P rating of A- or better and the remaining 30% primarily represent recoverables associated with unrated reinsurers. Approximately 50% of the recoverables from unrated reinsurers are supported by collateral arrangements with none of the remaining reinsurers holding more than 2% of the total recoverable balance.
The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that we believe that recovery is not probable. As of December 31, 2008, the Company’s recoverables related to these segments were net of a reserve of $12 million.
Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.
Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the Other assets, including other intangibles caption and the liability related to GMIB is recorded in the Accounts payable, accrued expenses, and other liabilities caption on the Company’s Consolidated Balance Sheets (see Notes 11 and 22 for additional discussion of the GMIB assets and liabilities).
The reinsurance recoverables for GMDB, workers’ compensation and personal accident of $169 million are diversified over more than 100 retrocessionaires. Approximately 20% of the recoverables are due from reinsurers that have been assigned ratings of AA- or better from S&P. An additional 60% of the recoverables from reinsurers have been assigned an S&P rating of A- or better and the remaining 20% primarily represent recoverables associated with unrated reinsurers. Approximately 18% of the recoverables from unrated reinsurers are supported by collateral arrangements with none of the remaining reinsurers holding more than 5% of the total recoverable balance. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that we believe that recovery is not probable. As of December 31, 2008, the Company’s recoverables related to this segment were net of a reserve of $11 million.
The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments. For GMDB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior. For workers’ compensation and personal accident, the payments relate to accidents and injuries. Any of these claim payments can extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and corresponding ultimate collection from retrocessionaires, may not be known with certainty for some time.
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of December 31, 2008, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

In the Company’s consolidated income statements, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

(In millions)	2008	2007	2006

Premiums and Fees

Short-duration contracts:

Direct	$14,050	$13,669	$12,333

Assumed	1,173	331	443

Ceded	(243)	(179)	(181)

	14,980	13,821	12,595

Long-duration contracts:

Direct	1,440	1,401	1,262

Assumed	51	68	74

Ceded:

Individual life insurance and annuity business sold	(220)	(230)	(256)

Other	(48)	(52)	(34)

	1,223	1,187	1,046

Total	$16,203	$15,008	$13,641

Reinsurance recoveries

Individual life insurance and annuity business sold	$368	$323	$343

Other	282	106	181

Total	$650	$429	$524

The increase in assumed premiums in 2008 primarily reflects the effect of the reinsurance assumed in connection with the acquisition of Great-West Healthcare in 2008. The effects of reinsurance on written premiums and fees for short-duration contracts were not materially different from the recognized premium and fee amounts shown in the above table.
Note 9 — Goodwill and Other Intangibles
Substantially all goodwill relates to the Health Care segment. As a result of the acquisition of Great-West Healthcare in 2008, and other minor acquisition in 2007, changes in the carrying value of goodwill were as follows:

(In millions)	2008	2007

Balance at January 1,	$1,783	$1,736

Goodwill acquired:

Great-West Healthcare	1,095	-

Other	-	47

Balance at December 31,	$2,878	$1,783

Other intangible assets were comprised of the following at December 31:

				Weighted Average
		Accumulated	Net Carrying	Amortization
(Dollars in millions)	Cost	Amortization	value	Period (Years)

2008

Customer relationships (1)	$381	$230	$151	9

Other (1)	43	6	37	10

Total reported in other assets, including other intangibles	424	$236	$188

Internal-use software reported in property and equipment (1)	957	504	453	4

Total other intangible assets	$1,381	$740	$641

2007

Customer relationships	$251	$208	$43	10

Other	24	3	21	7

Total reported in other assets, including other intangibles	275	211	64

Internal-use software reported in property and equipment	665	361	304	3

Total other intangible assets	$940	$572	$368

(1) As a result of the acquisition of Great-West Healthcare in 2008, customer relationships increased by $127 million, internal-use software increased by $142 million and other intangibles, including provider networks and producer relationships, increased by $21 million.
Amortization expense for internal-use software was $143 million in 2008, $111 million in 2007 and $97 million in 2006. Amortization expense for other intangibles, excluding internal-use software, was $25 million in 2008, $9 million in 2007 and $21 million in 2006.
The Company estimates annual pre-tax amortization for these intangible assets over the next five calendar years to be as follows: $142 million in 2009, $86 million in 2010, $75 million in 2011, $66 million in 2012, and $42 million in 2013.
Note 10 — Pension and Other Postretirement Benefit Plans
A. Pension and Other Postretirement Benefit Plans
The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various plans. Effective December 31, 2008, the Company split its domestic qualified pension plan, with no change in benefits for any plan participant. Former employees of the Company who are only entitled to an annuity benefit but not yet receiving benefits were placed into a new plan. All other plan participants remain in the original plan. Both plans are reflected in the information below.

The Company measures the assets and obligations of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the projected obligations and assets related to the Company’s domestic and international pension and other postretirement benefit plans as of, and for the years ended, December 31:

			Other
	Pension		Postretirement
	Benefits		Benefits
(In millions)	2008	2007	2008	2007

Change in benefit obligation

Benefit obligation, January 1	$4,045	$4,186	$426	$465

Service cost	74	73	1	2

Interest cost	242	231	24	24

(Gain) loss from past experience	13	(99)	(20)	(31)

Benefits paid from plan assets	(246)	(251)	(3)	(3)

Benefits paid - other	(24)	(36)	(36)	(31)

Translation of foreign currencies	(3)	-	-	-

Amendments	-	(59)	(16)	-

Benefit obligation, December 31	4,101	4,045	376	426

Change in plan assets

Fair value of plan assets, January 1	3,417	3,343	28	30

Actual return on plan assets	(921)	321	(1)	1

Benefits paid	(246)	(251)	(3)	(3)

Translation of foreign currencies	(4)	-	-	-

Contributions	2	4	-	-

Fair value of plan assets, December 31	2,248	3,417	24	28

Funded Status	$(1,853)	$(628)	$(352)	$(398)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension		Other
	Benefits		Postretirement Benefits
(In millions)	2008	2007	2008	2007

Unrecognized net gain (loss)	$(1,548)	$(437)	$84	$74

Unrecognized prior service cost	50	61	88	89

Postretirement benefits liability adjustment	$(1,498)	$(376)	$172	$163

During 2008, the Company’s postretirement benefits liability adjustment increased by $1.1 billion pre-tax ($723 million after-tax) resulting in a decrease to shareholders’ equity. The increase in the liability was primarily due to the difference between expected and actual returns on pension plan assets. Those investments experienced significant losses in 2008 due to the decline in the equity markets, compared with the expected long-term returns of 8% assumed in the expense calculation. Partially offsetting these losses was the amortization of actuarial losses.
Pension benefits. The Company’s pension plans were underfunded by $1.9 billion in 2008 and $628 million in 2007 and had related accumulated benefit obligations of $4.1 billion as of December 31, 2008 and $4.0 billion as of December 31, 2007.
The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006.
The Company did not make domestic pension plan contributions in 2008 or 2007 to its primary qualified domestic pension plan. The Company expects contributions to the qualified pension plan to be approximately $410 million during 2009. This amount could change based on final valuation amounts and the level at which the Company decides to fund the plan. These estimates do not include funding requirements related to the litigation matter discussed in Note 22 to the Consolidated Financial Statements, as management does not expect this to be resolved in 2009. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.
Components of net pension cost, for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Service cost	$74	$73	$71

Interest cost	242	231	223

Expected long-term return on plan assets	(234)	(209)	(208)

Amortization of:

Net loss from past experience	57	119	152

Prior service cost	(11)	(1)	(1)

Net pension cost	$128	$213	$237

The Company expects to recognize in 2009 $54 million of pre-tax loss from amortization of past experience and $11 million of pre-tax gain from amortization of prior service cost.
Other postretirement benefits. Unfunded retiree health benefit plans had accumulated benefit obligations of $235 million at December 31, 2008, and $283 million at December 31, 2007. Retiree life insurance plans had accumulated benefit obligations of $141 million as of December 31, 2008 and $143 million as of December 31, 2007.
Components of net other postretirement benefit cost for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Service cost	$1	$2	$2

Interest cost	24	24	26

Expected long-term return on plan assets	(1)	(1)	(2)

Amortization of:

Net gain from past experience	(8)	(6)	(2)

Prior service cost	(17)	(17)	(17)

Net other postretirement benefit cost	$(1)	$2	$7

The Company expects to recognize in 2009 $19 million of pre-tax gain related to amortization of prior service cost and $8 million of pre-tax gain from amortization of past experience.
The estimated rate of future increases in the per capita cost of health care benefits beginning in 2009 through 2012 is 7%, decreasing to 6% in 2013 and 5% thereafter. This estimate reflects the Company’s current claim experience and management’s estimate that rates of growth will decline in the future. A 1% increase or decrease in the estimated rate would change 2008 reported amounts as follows:

(In millions)	Increase	Decrease

Effect on total service and interest cost	$1	$1

Effect on postretirement benefit obligation	$11	$10

Plan assets. The following summarizes the fair value of assets related to pension plans as of December 31:

	Percent of		Target
	Total Fair		Allocation
Plan Asset Category	Value		Percentage
	2008	2007	2008

Equity securities	57%	64%	57%

Fixed income	20%	20%	20%

Real estate	9%	8%	8%

Other	14%	8%	15%

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
As of December 31, 2008, pension plan assets included $1.5 billion invested in the separate accounts of Connecticut General Life Insurance Company (CGLIC) and Life Insurance Company of North America, which are subsidiaries of the Company. Most of these separate accounts are reinsured and managed by the buyer of the retirement benefits business.
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
Assumptions for pension and other postretirement benefit plans. Management determined the present value of the projected pension benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2008	2007

Discount rate:

Pension benefit obligation	6.25%	6.25%

Other postretirement benefit obligation	6.25%	6.25%

Pension benefit cost	6.25%	5.75%

Other postretirement benefit cost	6.25%	5.75%

Expected long-term return on plan assets:

Pension benefit cost	8.00%	7.50%

Other postretirement benefit cost	5.00%	5.00%

Expected rate of compensation increase:

Projected pension benefit obligation	3.50%	3.50%

Pension benefit cost	3.50%	3.50%

Other postretirement benefit obligation	3.00%	3.00%

Other postretirement benefit cost	3.00%	3.00%

Discount rates are set by applying actual annualized yields at various durations from the Citigroup Pension Liability curve, without adjustment, to the expected cash flows of the pension liabilities. The Company believes that the Citigroup Pension Liability curve is the most representative curve to use because it is derived from a broad array of bonds in various industries throughout the domestic market for high quality bonds. Further, Citigroup monitors the bond portfolio to ensure that only high quality issues are included. Accordingly, the Company does not believe that any adjustment is required to the Citigroup curve. Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management’s investment strategy. Actual and target investment allocations are very similar at December 31, 2008.
To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments. The market-related value of pension assets recognizes the difference between actual and expected long-term returns in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations.
The average remaining service period of active employees associated with the Company’s original domestic pension plan is approximately 6 years. The average remaining service period of active employees associated with the other postretirement benefit plans is approximately 9 years. These periods are used to amortize net losses from past experience. Since the new domestic qualified pension plan contains no active employees, net losses from past experience allocated to this new plan will be amortized over the average expected remaining life of the plan participants, which is approximately 29 years. Expected 2009 pre-tax amortization of net losses from past experience for the pension plans of $54 million reflects this longer period for the new plan. Had the domestic qualified pension plan not been split, estimated 2009 pre-tax amortization would have been $23 million higher.

Benefit payments. The following benefit payments, including expected future services, are expected to be paid in:

		Other Postretirement
		Benefits
	Pension		Net of Medicare
(In millions)	Benefits	Gross	Part D Subsidy

2009	$447	$42	$38

2010	$328	$40	$38

2011	$333	$40	$38

2012	$339	$39	$37

2013	$338	$38	$36

2014-2018	$1,709	$167	$161

B. 401(k) Plans
The Company sponsors a 401(k) plan in which the Company matches a portion of employees’ pre-tax contributions. Another 401(k) plan with an employer match was frozen in 1999. Participants in the active plan may invest in a fund that invests in the Company’s common stock, several diversified stock funds, a bond fund and a fixed-income fund.
The Company may elect to increase its matching contributions if the Company’s annual performance meets certain targets. A substantial amount of the Company’s matching contributions are invested in the Company common stock. The Company’s expense for these plans was $34 million for 2008, $35 million for 2007 and $42 million for 2006.
Note 11 — Fair Value Measurements
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
The Company’s financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by SFAS No. 157. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement. For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3). The levels of the fair value hierarchy are as follows:
•	Level 1 – Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date. Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.

•	Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads and yield curves. An instrument is classified in Level 2 if the Company determines that unobservable inputs are insignificant.

•	Level 3 – Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
The following table provides information as of December 31, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Level 1	Level 2	Level 3	Total

Assets at fair value:

Fixed maturities (1)	$38	$10,874	$869	$11,781

Equity securities	8	84	20	112

Subtotal	46	10,958	889	11,893

Short-term investments	-	236	-	236

GMIB assets (2)	-	-	953	953

Other derivatives (3)	-	9	-	9

Total assets at fair value, excluding separate accounts	$46	$11,203	$1,842	$13,091

Liabilities at fair value:

GMIB liabilities	$-	$-	$1,757	$1,757

(1) As of December 31, 2008, fixed maturities includes $514 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $111 million of appreciation for securities classified in Level 3.
(2) The Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $17 million for the future cost of reinsurance.
(3) Derivatives other than GMIB assets and liabilities are presented net of $36 million in gross derivative liabilities.
Level 1: Financial Assets - $46 million
Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities. Given the narrow definition of Level 1 and the Company’s investment asset strategy to maximize investment returns, a relatively small portion of the Company’s investment assets are classified in this category.
Level 2: Financial Assets - $11.2 billion
Fixed maturities and equity securities. Approximately 92% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities and preferred stocks. Because many fixed maturities and preferred stocks do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.
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
Other derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of December 31, 2008. The nature and use of these other derivatives are described in Note 12(F).
Level 3: Financial Assets - $1.8 billion and Financial Liabilities - $1.8 billion
The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to guaranteed minimum income benefits in Level 3.
Fixed maturities and equity securities. Approximately 7% or $889 million of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:
•	$518 million of mortgage and asset-backed securities;

•	$270 million of primarily private corporate bonds; and

•	$101 million of subordinated loans and private equity investments valued at transaction price in the absence of market data indicating a change in the estimated fair values.
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
Guaranteed minimum income benefit contracts. Because cash flows of the GMIB liabilities and assets are affected by equity markets and interest rates, and are settled in lump sum payments, the Company reports these liabilities and assets as derivatives at fair value. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant and retrocessionaire behavior (including mortality, lapse, annuity election rates and retrocessional credit), as well as risk and profit charges. At adoption of SFAS No. 157, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price for these contracts and recorded a charge to net income as described in Note 2(B). As certain assumptions used to estimate fair values for these contracts are largely unobservable, the Company classifies assets and liabilities associated with guaranteed minimum income benefits in Level 3 (GMIB assets and liabilities).
These GMIB assets and liabilities are estimated using a complex internal model run using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitant’s accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of December 31, 2008 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 1.87% at December 31, 2008 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 57% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 16% to 46% for equity funds, 4% to 10% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The lapse rate assumption varies by contract from 2% to 17% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying variable annuity contracts.

•	The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, whether a contractholder has had a previous opportunity to elect the benefit and the differing experience by issuing company of the underlying variable annuity contracts. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. With respect to the second and subsequent election opportunities, actual data is just beginning to emerge for the Company as well as the industry and the estimates are based on this limited data.

•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
In addition, the Company has considered other assumptions related to model, expense and nonperformance risk in calculating the GMIB liability.
The approach for these assumptions, including market-observable reference points, is consistent with that used to estimate the fair values of these contracts at January 1, 2008. The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by considering how a hypothetical market participant would set assumptions at each valuation date. Capital markets assumptions are expected to change at each valuation date reflecting current observable market conditions. Other assumptions may also change based on a hypothetical market participant’s view of actual experience as it emerges over time or other factors that impact the net liability. If the emergence of future experience or future assumptions differs from the assumptions used in estimating these assets and liabilities, the resulting impact could be material to the Company’s consolidated results of operations, and in certain situations, could be material to the Company’s financial condition.
GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles. As of December 31, 2008, Standard & Poor’s (S&P) has given a financial strength rating of AA+ to one reinsurer and a financial strength rating of A- to the parent company that guarantees the receivable from the other reinsurer.
Changes in Level 3 Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the year ended December 31, 2008. This table excludes separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at 1/1/08	$732	$173	$(313)	$(140)

Effect of adoption of SFAS No. 157	-	244	(446)	(202)

Results of GMIB, excluding adoption effect	-	604	(1,092)	(488)
Other	(21)	-	-	-

Total gains (losses) included in income	(21)	848	(1,538)	(690)

Losses included in other comprehensive income	(17)	-	-	-

Gains required to adjust future policy benefits for settlement annuities (1)	91	-	-	-

Purchases, issuances, settlements	1	(68)	94	26
Transfers into Level 3	103	-	-	-

Balance at 12/31/08	$889	$953	$(1,757)	$(804)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(18)	$848	$(1,538)	$(690)

(1) Amounts do not accrue to shareholders and are not reflected in the Company’s revenues.

As noted in the table above, total gains and losses included in net income are reflected in the following captions in the Consolidated Statements of Income:
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
For the year ended December 31, 2008, the GMIB assets and liabilities include a charge of $202 million for the adoption of SFAS No. 157, which is discussed in Note 2(B). After the adoption of SFAS No. 157 in 2008, the Company’s GMIB assets and liabilities are expected to be more volatile in future periods both because the liabilities, net of receivables from reinsurers, are larger and because these assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.
Excluding the charge discussed above, the increase in the net GMIB liability of $488 million for the year ended December 31, 2008 was primarily driven by:
•	decreases in interest rates since December 31, 2007: $232 million;

•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposure: $158 million;

•	updates to the risk and profit charge estimate: $50 million;

•	updates to other assumptions that are used in the fair value calculation: $25 million; and

•	other amounts including the compounding effects of declines in interest rates and equity markets, as well as experience varying from assumptions: $23 million.
Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are not included in the Company’s revenues and expenses. As of December 31, 2008 separate account assets were as follows:

(In millions)	Level 1	Level 2	Level 3	Total

Guaranteed separate accounts (See Note 22)	$233	$1,557	$—	$1,790

Non-guaranteed separate accounts (1)	1,093	2,506	475	4,074

Total separate account assets	$1,326	$4,063	$475	$5,864

(1) Non-guaranteed separate accounts include $1.5 billion in assets supporting the Company’s pension plan, including $435 million classified in Level 3.
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
The following table summarizes the change in separate account assets reported in Level 3 for the year ended December 31, 2008.

(In millions)

Balance at 1/1/08	$403
Policyholder gains (1)	11
Purchases, issuances, settlements	78
Transfers out of Level 3	(17)

Balance at 12/31/08	$475

(1)	Included in this amount are losses of $4 million attributable to instruments still held at the reporting date.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain financial assets and liabilities are measured at fair value on a non-recurring basis, such as commercial mortgage loans held for sale. As of December 31, 2008, the amount required to adjust these assets and liabilities to their fair value was not significant.
Note 12 — Investments
A. Fixed Maturities and Equity Securities
Securities in the following table are included in fixed maturities and equity securities on the Company’s Consolidated Balance Sheets. These securities are carried at fair value with changes in fair value reported in realized investment gains (losses).

(In millions)	2008	2007

Included in fixed maturities:
Trading securities (amortized cost: $13; $22)	$13	$22
Hybrid securities (amortized cost: $10; $11)	10	11

Total	$23	$33

Included in equity securities:
Hybrid securities (amortized cost: $123; $114)	$84	$110

Fixed maturities and equity securities included $211 million at December 31, 2008 and $89 million at December 31, 2007, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities and equities securities were primarily corporate securities.
The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2008:

	Amortized	Fair
(In millions)	Cost	Value

Due in one year or less	$730	$734
Due after one year through five years	3,017	3,009
Due after five years through ten years	4,465	4,306
Due after ten years	2,617	2,978
Mortgage and other asset-backed securities	640	731

Total	$11,469	$11,758

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.
Mortgage-backed assets consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $41 million were residential mortgages and home equity lines of credit, all of which were originated utilizing standard underwriting practices and are not considered sub-prime loans.
Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities) by type of issuer is shown below.

		December 31, 2008
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(In millions)	Cost	ciation	ciation	Value

Federal government and agency	$359	$403	$-	$762
State and local government	2,391	117	(22)	2,486
Foreign government	882	70	(8)	944
Corporate	7,197	167	(529)	6,835
Federal agency mortgage-backed (1)	36	1	-	37
Other mortgage-backed	149	-	(25)	124
Other asset-backed	455	128	(13)	570

Total	$11,469	$886	$(597)	$11,758

(In millions)	December 31, 2007

Federal government and agency	$346	$282	$-	$628
State and local government	2,362	130	(3)	2,489
Foreign government	868	32	(18)	882
Corporate	7,157	318	(85)	7,390
Other mortgage-backed	216	6	(2)	220
Other asset-backed	427	29	(17)	439

Total	$11,376	$797	$(125)	$12,048

(1)	Federal agency mortgage-backed securities were first purchased in 2008 as part of the acquired business.
The above table includes investments with a fair value of $2.5 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $624 million and gross unrealized depreciation of $110 million at December 31, 2008. Such unrealized amounts are required to support future policy benefit liabilities of this business and, accordingly, are not included in accumulated other comprehensive income. At December 31, 2007, investments supporting this business had a fair value of $2.6 billion, gross unrealized appreciation of $476 million and gross unrealized depreciation of $20 million.
As of December 31, 2008, the Company had no outstanding commitments to purchase fixed maturities.
Review of declines in fair value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:
•	length of time and severity of decline;

•	financial health and specific near term prospects of the issuer;

•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and

•	the Company’s ability and intent to hold until recovery.

As of December 31, 2008, fixed maturities (excluding trading and hybrid securities) which were primarily investment grade corporate bonds with a decline in fair value from cost were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(In millions)	Value	Cost	Depreciation	of Issues

Fixed maturities:
One year or less:
Investment grade	$2,930	$3,255	$(325)	622
Below investment grade	$372	$425	$(53)	113
More than one year:
Investment grade	$920	$1,130	$(210)	214
Below investment grade	$49	$58	$(9)	13

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Approximately $325 million of the unrealized depreciation is due to securities with a decline in value of greater than 20%. Approximately 95% of these securities had been in that position for less than six months. The remaining $272 million of the unrealized depreciation is due to securities with declines in value of less than 20%. There were no equity securities with a material decline in fair value from cost as of December 31, 2008. See Note 13(B) for discussion of impairments included in realized investment gains and losses.
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
In connection with the Company’s investment strategy to enhance investment yields by selling senior participations, commercial mortgage loans include loans that were originated with the intent to sell of $75 million as of December 31, 2008 and $77 million as of December 31, 2007.
At December 31, commercial mortgage loans and real estate investments were distributed among the following property types and geographic regions:

(In millions)	2008	2007

Property type
Office buildings	$1,118	$1,048
Apartment buildings	988	1,008
Industrial	546	470
Hotels	512	336
Retail facilities	441	398
Other	65	66

Total	$3,670	$3,326

Geographic region
Pacific	$1,102	$1,117
South Atlantic	779	616
New England	546	539
Central	512	476
Middle Atlantic	394	251
Mountain	337	327

Total	$3,670	$3,326

At December 31, 2008, scheduled commercial mortgage loan maturities were as follows (in millions): $266 in 2009, $255 in 2010, $397 in 2011, $654 in 2012 and $2,045 thereafter.
Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations, with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.
As of December 31, 2008, the Company had commitments to extend credit under commercial mortgage loan agreements of $65 million, all of which were at a fixed rate of interest. These loan commitments are diversified by property type and geographic region. As of December 31, 2008, the Company had commitments to contribute additional equity of $9 million to real estate investments. The Company expects to disburse most of the committed amounts in 2009.
C. Other Long-term Investments
As of December 31, other long-term investments consisted of the following:

(In millions)	2008	2007

Real estate entities	$321	$313
Securities partnerships	242	171
Interest rate and foreign currency swaps	45	3
Mezzanine loans	21	30
Other	3	3

Total	$632	$520

Investments in real estate entities with a carrying value of $96 million at December 31, 2008 and $40 million at December 31, 2007 were non-income producing during the preceding twelve months.
As of December 31, 2008, the Company had commitments to contribute:
•	$229 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and
•	$241 million to entities that hold securities diversified by issuer and maturity date.
The Company expects to disburse approximately 35% of the committed amounts in 2009 and the remaining amounts by 2014.
D. Short-Term Investments and Cash Equivalents
Short-term investments and cash equivalents included corporate securities of $1.1 billion, federal government securities of $126 million and money market funds of $147 million at December 31, 2008. The Company’s short-term investments and cash equivalents at December 31, 2007 included corporate securities of $1.5 billion, federal government securities of $192 million and money market funds of $66 million.
E. Concentration of Risk
As of December 31, 2008 and 2007, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders’ equity.
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
The Company recorded pre-tax realized investment losses of $11 million in 2006 from terminating swaps hedging interest rate and foreign currency risk of fixed maturities. The Company recorded pre-tax realized investment gains from swaps on commercial loan pools of $7 million in 2006.
See Note 7 for a discussion of derivatives associated with GMDB contracts and Note 11 for a discussion of derivatives arising from GMIB contracts. The other effects of derivatives were not material to the Company’s consolidated results of operations, liquidity or financial condition for 2008, 2007 or 2006.
The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments. Derivatives in the Company’s separate accounts are not included because associated gains and losses generally accrue directly to policyholders.

Instrument	Risk	Purpose	Cash Flows	Accounting Policy

Futures	Primarily equity and foreign currency risks	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee death benefits resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts.	Fair value changes are reported in other revenues and cash flows are included in operating activities.

	Interest rate risk	To hedge fair value changes of fixed maturity and commercial mortgage loan investments to be purchased.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts.	Using cash flow hedge accounting, fair value changes are reported in accumulated other comprehensive income and amortized into net investment income over the life of the investments purchased. Cash flows are included in operating activities.

Swaps	Interest rate and foreign currency risks	To hedge the interest or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily Canadian dollars, euros, Australian dollars and British pounds for periods of up to 13 years.	The Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income. Net interest cash flows are reported in net investment income and included in operating activities. When hedge accounting does not apply, fair value changes and net interest cash flows are reported in realized investment gains and losses.

	Credit and interest rate risks	To enhance investment returns, the Company sells Dow Jones indexed credit default swaps on a basket of primarily investment grade corporate bonds.	The Company receives quarterly fees and will make future payments if an issuer of an underlying corporate bond defaults on scheduled payments or files for bankruptcy. These payments will equal the par value of the underlying corporate bond and the Company may subsequently sell or hold that bond as an invested asset. If the most current indexed swaps are determined desirable for liquidity, credit risk or other reasons, the Company also pays or receives cash to settle purchases and sales.	Fair values of the swaps are reported in other long-term investments or other liabilities, with changes in fair value reported in realized investment gains and losses. Quarterly fees and gains and losses on purchases and sales are also reported in realized investment gains and losses. These cash flows are reported in investing activities.

Treasury lock	Interest rate risk	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued in 2009.	The Company will receive (pay) the fair value of the contract at the earliest of expiration or debt issuance.	Using cash flow hedge accounting, fair values are reported in short-term investments or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued. These cash flows are reported in operating activities.

Swaps on commercial loan pools	Interest rate and credit risks	To obtain returns based on the performance of underlying commercial loan pools.	The Company receives cash based on the performance of underlying commercial loan pools.	Fair values of the swaps are reported in other long-term investments or other liabilities, with changes in fair value reported in realized investment gains and losses. These cash flows are reported in investing activities.

Written and Purchased Options	Primarily equity and interest rate risks	The Company has written certain reinsurance contracts to guarantee minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount. The actual payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when account holders elect to receive minimum income payments. The Company purchased reinsurance contracts to hedge the market risks assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on account values. The Company will also pay (receive) cash depending on changes in account values and interest rates when account holders first elect to receive minimum income payments.	Fair values are reported in other liabilities and other assets. Changes in fair value are reported in guaranteed minimum income benefits expense. These cash flows are reported in operating activities.

Purchased Options	Interest rate risk	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to benefits expense over the life of the underlying invested assets. These cash flows will be reported in financing activities.

Note 13— Investment Income and Gains and Losses
A. Net Investment Income
The components of net investment income, for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Fixed maturities	$729	$722	$768

Equity securities	8	8	11

Commercial mortgage loans	219	240	266

Policy loans	86	81	78

Real estate	1	5	12

Other long-term investments	6	24	26

Short-term investments and cash	43	78	77

	1,092	1,158	1,238

Less investment expenses	29	44	43

Net investment income	$1,063	$1,114	$1,195

Net investment income for separate accounts (which is not reflected in the Company’s revenues) was $148 million for 2008, $215 million for 2007, and $140 million for 2006.
B. Realized Investment Gains and Losses
The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for run-off settlement annuity business.

(In millions)	2008	2007	2006

Fixed maturities	$(237)	$(26)	$(25)

Equity securities	(31)	13	8

Commercial mortgage loans	(2)	8	(7)

Real estate	-	-	(5)

Other investments, including derivatives	100	20	249

Realized investment gains (losses) from continuing operations, before income taxes	(170)	15	220

Less income taxes (benefits)	(60)	5	75

Realized investment gains (losses) from continuing operations	(110)	10	145

Realized investment gains from discontinued operations, before income taxes	-	25	19

Less income taxes	-	9	6

Realized investment gains from discontinued operations	-	16	13

Net realized investment gains (losses)	$(110)	$26	$158

Included in pre-tax realized investment gains (losses) above were asset write-downs and changes in valuation reserves as follows:

(in millions)	2008	2007	2006

Credit related	$67	$18	$17
Other (1)	150	22	27

Total	$217	$40	$44

(1)	Other primarily represents the impact of rising interest rates where the Company cannot demonstrate its intent or ability to hold until recovery.
In addition to these asset write-downs, in 2008, the Company recognized pre-tax losses of $14 million on hybrid securities (classified as equity securities) of certain quasi-federal government agencies where the Company believes that the decline in fair value is “other-than-temporary”.

Realized investment gains in other investments, including derivatives primarily represent gains on the sales of real estate properties held in joint ventures.
Realized investment gains and (losses) that are not reflected in the Company’s revenues for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Separate accounts	$(146)	$652	$207

Investment gains required to adjust future policy benefits for run-off settlement annuity business	$8	$18	$11

Sales information for available-for-sale fixed maturities and equity securities, for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Proceeds from sales	$1,465	$1,040	$3,458

Gross gains on sales	$13	$26	$49

Gross losses on sales	$(53)	$(12)	$(55)

Note 14 — Debt

(In millions)	2008	2007

Short-term:
Commercial paper	$299	$-
Current maturities of long-term debt	2	3

Total short-term debt	$301	$3

Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Note due 2018	300	-
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	14	14

Total long-term debt	$2,090	$1,790

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
Maturities of debt and capital leases are as follows (in millions): $2 in 2009, $3 in 2010, $452 in 2011, $3 in 2012, $2 in 2013 and the remainder in years after 2013. Interest expense on long-term debt, short-term debt and capital leases was $146 million in 2008, $122 million in 2007, and $104 million in 2006.

On March 14, 2008, the Company entered into a new commercial paper program (“the Program”).  Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the Program, the Company may use its credit agreement for funding. In October 2008, the Company added an additional dealer to its Program. As of December 31, 2008, the Company had $299 million in commercial paper outstanding, at a weighted average interest rate of 6.31%, used to finance the Great-West Healthcare acquisition and for other corporate purposes.
In June 2007, the Company amended and restated its five-year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There was a $25 million letter of credit issued as of December 31, 2008. As of December 31, 2008, the Company had an additional $750 million of borrowing capacity within the maximum debt leverage covenant in the line of credit agreement in addition to the $2.4 billion of debt outstanding.
Note 15 — Common and Preferred Stock
As of December 31, the Company had issued the following shares:

(Shares in thousands)	2008	2007

Common: Par value $0.25

600,000 shares authorized

Outstanding - January 1	279,588	98,654

Issuance of shares in split	-	190,917

Issued for stock option and other benefit plans	1,458	3,244

Repurchase of common stock	(10,010)	(13,227)

Outstanding - December 31	271,036	279,588

Treasury stock	79,910	71,358

Issued - December 31	350,946	350,946

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
The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2008 or 2007.

Note 16 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for run-off settlement annuity business.
Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax

2008

Net unrealized depreciation, securities:

Net unrealized depreciation on securities arising during the year	$(706)	$245	$(461)

Plus: reclassification adjustment for losses included in net income	268	(94)	174

Net unrealized depreciation, securities	$(438)	$151	$(287)

Net unrealized appreciation, derivatives	$9	$(3)	$6

Net translation of foreign currencies	$(183)	$62	$(121)

Postretirement benefits liability adjustment:

Reclassification adjustment for amortization of net losses from past experience and prior service costs	$21	$(7)	$14

Net change arising from assumption/plan changes and experience	(1,134)	397	(737)

Net postretirement benefits liability adjustment	$(1,113)	$390	$(723)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax

2007

Net unrealized depreciation, securities:

Implementation effect of SFAS No. 155	$(18)	$6	$(12)

Net unrealized depreciation on securities arising during the year	(68)	24	(44)

Reclassification due to sale of discontinued operations	(23)	8	(15)

Plus: reclassification adjustment for losses included in net income	13	(4)	9

Net unrealized depreciation, securities	$(96)	$34	$(62)

Net unrealized depreciation, derivatives	$(6)	$2	$(4)

Net translation of foreign currencies:

Net translation of foreign currencies arising during the year	$33	$(10)	$23

Reclassification due to sale of discontinued operations	8	(3)	5

Net translation of foreign currencies	$41	$(13)	$28

Postretirement benefits liability adjustment:

Reclassification adjustment for amortization of net losses from past experience and prior service costs	$95	$(33)	$62

Net change arising from assumption/plan changes and experience	301	(105)	196

Net postretirement benefits liability adjustment	$396	$(138)	$258

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax

2006

Net unrealized depreciation, securities:

Net unrealized depreciation on securities arising during the year	$(33)	$12	$(21)

Plus: reclassification adjustment for losses included in net income	17	(6)	11

Net unrealized depreciation, securities	$(16)	$6	$(10)

Net unrealized depreciation, derivatives:

Net unrealized depreciation on derivatives arising during the year	$(13)	$5	$(8)

Plus: reclassification adjustment for losses included in net income	11	(4)	7

Net unrealized depreciation, derivatives	$(2)	$1	$(1)

Net translation of foreign currencies	$48	$(17)	$31

Minimum pension liability adjustment:

Activity prior to adoption of SFAS No. 158	$437	$(153)	$284

Adoption of SFAS No. 158	665	(233)	432

Minimum pension liability adjustment	$1,102	$(386)	$716

Postretirement benefits liability adjustment:

Adoption of SFAS No. 158	$(609)	$213	$(396)

Note 17 — Shareholders’ Equity and Dividend Restrictions
State insurance departments and foreign jurisdictions that regulate certain of the Company’s subsidiaries prescribe accounting practices (which differ in some respects from GAAP) to determine statutory net income and surplus. The Company’s life insurance and HMO company subsidiaries are regulated by such statutory requirements. The statutory net income for the years ended, and surplus as of, December 31 of the Company’s life insurance and HMO subsidiaries were as follows:

(In millions)	2008	2007	2006

Net income	$420	$1,130	$1,416

Surplus	$3,638	$3,346	$3,260

As of December 31, 2008, surplus for each of the Company’s life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators. As of December 31, 2008, the Company’s life insurance and HMO subsidiaries had $395 million of investments on deposit with state departments of insurance. The Company’s life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to the parent company without prior approval of regulatory authorities. The maximum dividend distribution that the Company’s life insurance and HMO subsidiaries may make during 2009 without prior approval is approximately $530 million. The amount of net assets of the Company that could not be distributed without prior approval as of December 31, 2008, was approximately $2.9 billion. In addition, one of the Company’s life insurance subsidiaries is permitted to loan up to $400 million to the parent company without prior approval.
Note 18 — Income Taxes
As discussed in Note 2(B), the Company implemented FIN No. 48 as of January 1, 2007. As a result, total unrecognized tax benefits at January 1, 2007 were $245 million, including $108 million that would impact net income if recognized. Total unrecognized tax benefits were $164 million at December 31, 2008 and $260 million at December 31, 2007, including $144 million at December 31, 2008 and $124 million at December 31, 2007 that would impact net income if recognized.

A reconciliation of the beginning to ending amount of unrecognized tax benefits is as follows:

(In millions)	2008	2007

Balance at January 1,	$260	$245

Decrease due to prior year positions	(119)	(31)

Increase due to current year positions	34	51

Reduction related to settlements with taxing authorities	(5)	-

Reduction related to lapse of applicable statute of limitations	(6)	(5)

Balance at December 31,	$164	$260

Over the next 12 months, the Internal Revenue Service (IRS) is expected to complete its examination of the Company’s 2005 and 2006 consolidated federal income tax returns. The Company has determined, subject to the resolution of certain disputed matters, it is reasonably possible that the level of unrecognized tax benefits could decline significantly as a result of this IRS review. This decline is not expected to exceed $38 million, of which $28 million would impact net income.
The IRS completed its examination of the Company’s 2003 and 2004 consolidated federal income tax returns in 2007, for which there were two unresolved issues. These contested matters moved through the administrative appeals process during 2008. The first issue has been tentatively resolved subject to pending IRS Commissioner approval; the second issue remains in dispute and will likely be litigated. Due to the nature of the litigation process, the timing of the resolution of this matter is uncertain. In addition, the IRS is scheduled to complete its examination of the Company’s 2005 and 2006 consolidated federal income tax returns early in 2009, although it is anticipated there will be at least one unresolved issue that will proceed to the administrative appeals level and move through that process during 2009.
The Company classifies net interest expense on uncertain tax positions and any applicable penalties as a component of income tax expense, but excludes these amounts from the liability for uncertain tax positions. At January 1, 2008, the Company had $17 million of accrued interest and accrued an additional $2 million of interest and penalties through 2008.
The IRS is expected to examine the Company’s 2007 consolidated federal income tax return though the timing of this review is uncertain. The Company conducts business in numerous states and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity for years prior to 2001 is expected.
Deferred income tax assets and liabilities as of December 31 are shown below.

(In millions)	2008	2007

Deferred tax assets

Employee and retiree benefit plans	$921	$546

Investments, net	130	26

Other insurance and contractholder liabilities	454	267

Deferred gain on sale of business	78	89

Policy acquisition expenses	147	170

Loss carryforwards	111	125

Other accrued liabilities	110	88

Bad debt expense	22	21

Other	39	39

Deferred tax assets before valuation allowance	2,012	1,371

Valuation allowance for deferred tax assets	(126)	(150)

Deferred tax assets, net of valuation allowance	1,886	1,221

Deferred tax liabilities

Depreciation and amortization	238	202

Unrepatriated foreign income, net	135	116

Unrealized appreciation (depreciation) on investments and foreign currency translation	(104)	109

Total deferred tax liabilities	269	427

Net deferred income tax assets	$1,617	$794

Management believes consolidated taxable income to be generated in the future will be sufficient in amount and character to support realization of the Company’s net deferred tax assets of $1.6 billion as of December 31, 2008 and $794 million as of December 31, 2007. This determination is based upon the Company’s consistent overall earnings history and future earnings expectations. Other than deferred tax benefits attributable to operating loss carry forwards, there are no constraints on the period of time within which the Company’s deferred tax assets must be realized.
The Company’s deferred tax asset is net of a federal and state valuation allowance (see table above). The valuation allowance reflects management’s assessment that certain deferred tax assets may not be realizable. As was the case at December 31, 2007, the valuation allowance at December 31, 2008 relates primarily to operating losses, and other deferred tax benefits, of the run-off reinsurance operations. It is reasonably possible there could be a significant decline in the level of valuation allowance recorded against deferred tax benefits of the reinsurance operations within the next 12 months. The $24 million decrease in the valuation allowance during 2008 relates primarily to the run-off reinsurance operations, but also includes amounts related to the international operations and certain state tax benefits. The international and state related reductions in the valuation allowance had no impact on net income.
Weakness in debt and equity markets during 2008 has resulted in a deferred tax asset of $238 million on accumulated other comprehensive loss and other than temporary impairment losses as of December 31, 2008. Management has concluded that no valuation allowance is required because the Company has sufficient unrealized gains, including $514 million of adjustments to future policy benefits excluded from other comprehensive loss, and prior taxable gains sufficient to realize the tax benefit.
Federal operating loss carryforwards in the amount of $283 million were available at December 31, 2008. These operating losses are available only to offset future taxable income of the generating company, and begin to expire in 2022.
Current income taxes payable included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet were $152 million as of December 31, 2008 and $236 million as of December 31, 2007.
The components of income taxes for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Current taxes

U.S. income	$253	$462	$553

Foreign income	57	36	25

State income	1	13	17

	311	511	595

Deferred taxes (benefits)

U.S. income	(224)	1	(22)

Foreign income	2	(2)	(1)

State income	1	1	-

	(221)	-	(23)

Total income taxes	$90	$511	$572

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2008	2007	2006

Tax expense at nominal rate	$133	$571	$606

Tax-exempt interest income	(32)	(32)	(34)

Dividends received deduction	(3)	(3)	(6)

Resolution of federal tax matters	(1)	(26)	-

State income tax (net of federal income tax benefit)	1	10	9

Change in valuation allowance	(15)	(24)	7

Other	7	15	(10)

Total income taxes	$90	$511	$572

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
Note 19 — Employee Incentive Plans
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
Compensation cost and related tax benefits for these awards were as follows:

(In millions)	2008	2007	2006

Compensation cost	$41	$37	$41

Tax benefits	$14	$13	$14

The Company had the following number of shares of common stock available for award at December 31: 28.5 million in 2008, 31.1 million in 2007 and 33.0 million in 2006.
Stock options. The Company awards options to purchase the Company’s common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years after the grant date.
The table below shows the status of, and changes in, common stock options during the last three years:

(Options in thousands)	2008		2007		2006
		Weighted		Weighted		Weighted

		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding - January 1	11,430	$32.69	17,955	$29.24	26,616	$27.50

Granted	2,311	$46.53	1,662	$46.97	1,656	$40.30

Exercised	(1,058)	$27.40	(7,757)	$27.67	(9,249)	$25.90

Expired or canceled	(425)	$40.67	(430)	$34.73	(1,068)	$31.80

Outstanding - December 31	12,258	$35.48	11,430	$32.69	17,955	$29.24

Options exercisable at year-end	8,687	$31.19	8,383	$29.37	13,839	$28.94

Compensation expense of $25 million related to unvested stock options at December 31, 2008 will be recognized over the next 2 years (weighted average period).
The table below summarizes information for stock options exercised during the last three years:

(In millions)	2008	2007	2006

Intrinsic value of options exercised	$23	$169	$136

Cash received for options exercised	$26	$203	$212

Excess tax benefits realized from options exercised	$6	$39	$28

The following table summarizes information for outstanding common stock options at December 31, 2008:

(In millions, except options in	Options	Options
thousands)	Outstanding	Exercisable

Number	12,258	8,687
Total intrinsic value	$ 1	$ 1
Weighted average exercise price	$ 35.48	$31.19
Weighted average remaining contractual life (years)	5.3 years	3.9 years

The weighted average fair value of options granted under employee incentive plans was $14.33 for 2008, $16.05 for 2007 and $14.57 for 2006, using the Black-Scholes option-pricing model and the following assumptions:

	2008	2007	2006

Dividend yield	0.1%	0.1%	0.1%
Expected volatility	35.0%	35.0%	35.0%
Risk-free interest rate	2.2%	4.7%	4.6%
Expected option life	4 years	4 years	4.5 years

The expected volatility reflects the Company’s past daily stock price volatility. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining maturities of traded options are less than one year. In 2008 and 2007, the expected option life reflects the Company’s historical experience excluding activity related to options granted under a replacement option feature. Prior to 2007, the Company developed the expected option life by considering certain factors, including assumptions used by other companies with comparable stock option plan features and the Company’s cancellation of a replacement option feature in June 2004.
Restricted stock. The Company makes restricted stock grants to its employees or directors with vesting periods ranging from 1 to 5 years. Recipients are entitled to receive dividends and to vote during the vesting period, but forfeit their awards if their employment terminates before the vesting date.
The table below shows the status of, and changes in, restricted stock grants during the last three years:

(Grants in thousands)	2008		2007		2006
		Weighted		Weighted		Weighted
		Average Fair Value		Average Fair Value		Average Fair Value
	Grants	at Grant Date	Grants	at Grant Date	Grants	at Grant Date

Outstanding - January 1	2,482	$34.28	2,802	$26.72	3,759	$21.01

Granted	820	$43.90	698	$47.20	645	$40.41

Vested	(760)	$23.81	(750)	$19.06	(1,233)	$17.24

Forfeited	(195)	$40.47	(268)	$31.45	(369)	$24.13

Outstanding - December 31	2,347	$40.53	2,482	$34.28	2,802	$26.72

The fair value of vested restricted stock was: $35 million in 2008, $36 million in 2007 and $49 million in 2006.
At the end of 2008, approximately 2,500 employees held 2.3 million restricted shares with $49 million of related compensation expense to be recognized over the next 3 years (weighted average period).
Deferred Stock. In 2003, the Company made deferred stock unit grants with 100% vesting in three to six years, dependent on the Company’s consolidated earnings per share during this vesting period. Upon meeting the stated performance objectives in 2005, the Board of Directors determined that the vesting period for the deferred stock units would be three years. On vesting in 2006, stock issuance was deferred until January of the year following an employee’s termination from the Company.

Note 20 — Leases, Rentals and Outsourced Service Arrangements
Rental expenses for operating leases, principally for office space, amounted to $131 million in 2008, $114 million in 2007 and $104 million in 2006. As of December 31, 2008, future net minimum rental payments under non-cancelable operating leases were approximately $535 million, payable as follows (in millions): $121 in 2009, $111 in 2010, $89 in 2011, $63 in 2012, $44 in 2013 and $107 thereafter.
The Company also has several outsourced service arrangements with third parties, primarily for human resource and information technology support services. The initial service periods under these arrangements range from 2 to 7 years and their related costs are reported consistent with operating leases over the service period based on the pattern of use. The Company recorded in other operating expense $113 million in 2008, $87 million in 2007 and $24 million in 2006 for these arrangements.
Note 21 — Segment Information
The Company’s operating segments generally reflect groups of related products, except for the International segment which is generally based on geography. In accordance with GAAP, operating segments that do not require separate disclosure may be combined. The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as income (loss) from continuing operations excluding after-tax realized investment gains and losses.
Consolidated pre-tax income from continuing operations is primarily attributable to domestic operations. Consolidated pre-tax income from continuing operations generated by the Company’s foreign operations was approximately 36% in 2008, and 11% in 2007 and 8% in 2006.
The Company determines segment earnings (loss) consistent with the accounting policies for the consolidated financial statements, except that amounts included in Corporate are not allocated to segments. The Company allocates certain other operating expenses, such as systems and other key corporate overhead expenses, on systematic bases. Income taxes are generally computed as if each segment were filing a separate income tax return. The Company does not report total assets by segment since this is not a metric used to allocate resources or evaluate segment performance.
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
Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, net investment income on investments not supporting segment operations, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses.
Summarized segment financial information for the years ended December 31 was as follows:

(In millions)	2008	2007	2006

Health Care
Premiums and fees:
Medical:
Commercial HMO (1)	$1,430	$2,220	$2,744
Open access/Other guaranteed cost (2)	2,025	1,657	946
Voluntary/limited benefits	200	160	72

Total guaranteed cost (1)	3,655	4,037	3,762
Experience-rated medical (3)	1,946	1,877	1,760
Dental	785	773	776
Medicare	400	349	321
Medicare Part D	299	326	215
Acquired business - medical	603	-	-
Other medical (4)	1,168	1,062	929

Total medical	8,856	8,424	7,763
Life and other non-medical	156	235	305
Acquired business - non-medical	28	-	-

Total premiums	9,040	8,659	8,068
Fees (5)	2,208	2,007	1,762
Acquired business - Fees	367	-	-

Total premiums and fees	11,615	10,666	9,830
Mail order pharmacy revenues	1,204	1,118	1,145
Other revenues	317	250	226
Net investment income	200	202	261

Segment revenues	$13,336	$12,236	$11,462
Income taxes	$352	$358	$353
Segment earnings	$664	$679	$653

(1) Premiums and/or fees associated with certain specialty products are also included.
(2) Includes premiums associated with other risk-related products, primarily indemnity network and PPO plans.
(3) Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also includes certain non-participating cases for which special customer level reporting of experience is required.
(4) Other medical premiums include risk revenue for stop-loss and specialty products.
(5) Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $96 million in 2008, $61 million in 2007 and $27 million in 2006.

(In millions)	2008	2007	2006

Disability and Life

Premiums and fees:

Life	$1,261	$1,148	$1,050

Disability	1,004	942	798

Other	297	284	260

Total	2,562	2,374	2,108

Other revenues	117	131	161

Net investment income	256	276	256

Segment revenues	$2,935	$2,781	$2,525

Income taxes	$109	$92	$85

Segment earnings	$273	$254	$226

International

Premiums and fees:

Health Care	$856	$845	$702

Life, Accident and Health	1,014	955	824

Total	1,870	1,800	1,526

Other revenues	18	7	2

Net investment income	79	77	79

Segment revenues	$1,967	$1,884	$1,607

Income taxes	$102	$96	$75

Equity in income of investees	$8	$3	$-

Segment earnings	$182	$176	$138

Run-off Reinsurance

Premiums and fees and other revenues	$374	$13	$(33)

Net investment income	104	93	95

Segment revenues	$478	$106	$62

Income tax benefits	$(375)	$(43)	$(4)

Segment loss	$(646)	$(11)	$(14)

Other Operations

Premiums and fees and other revenues	$184	$190	$215

Net investment income	414	437	467

Segment revenues	$598	$627	$682

Income taxes	$43	$45	$45

Segment earnings	$87	$109	$106

Corporate

Other revenues and eliminations	$(53)	$(55)	$(48)

Net investment income	10	29	37

Segment revenues	$(43)	$(26)	$(11)

Income tax benefits	$(81)	$(42)	$(57)

Segment loss	$(162)	$(97)	$(95)

Realized investment gains (losses) from continuing operations

Realized investment gains (losses) from continuing operations	$(170)	$15	$220

Income taxes (benefits)	(60)	5	75

Realized investment gains (losses) from continuing operations, net of taxes	$(110)	$10	$145

Total

Premiums and fees and other revenues	$17,004	$15,376	$13,987

Mail order pharmacy revenues	1,204	1,118	1,145

Net investment income	1,063	1,114	1,195

Realized investment gains (losses) from continuing operations	(170)	15	220

Total revenues	$19,101	$17,623	$16,547

Income taxes	$90	$511	$572

Segment earnings	$398	$1,110	$1,014

Realized investment gains (losses) from continuing operations, net of taxes	(110)	10	145

Income from continuing operations	$288	$1,120	$1,159

Premiums and fees, mail order pharmacy revenues and other revenues by product type were as follows for the years ended December 31:

(In millions)	2008	2007	2006

Medical	$12,287	$11,276	$10,227
Disability	994	945	798
Life, Accident and Health	2,766	2,619	2,439
Mail order pharmacy	1,204	1,118	1,145
Other	957	536	523

Total	$18,208	$16,494	$15,132

Note 22 — Contingencies and Other Matters
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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2008, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.8 billion as of December 31, 2008. As of December 31, 2008, approximately 76% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2008. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the SFAS No. 157 fair value hierarchy. See Note 11 for further information on the fair value hierarchy.
B. Guaranteed Minimum Income Benefit Contracts
The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. A contractholder can elect the guaranteed minimum income benefit (GMIB) within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company’s exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy’s current account value. At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing insurance company.
In periods of declining equity markets or declining interest rates, the Company’s GMIB liabilities increase. Conversely, in periods of rising equity markets and rising interest rates, the Company’s liabilities for these benefits decrease.
The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, non-performance risk, and risk and profit charges. Assumptions were updated effective January 1, 2008 to reflect the requirements of SFAS No. 157. See Note 11 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined.
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
•	No annuitants surrendered their accounts;

•	All annuitants lived to elect their benefit;

•	All annuitants elected to receive their benefit on the next available date (2009 through 2014); and

•	All underlying mutual fund investment values remained at the December 31, 2008 value of $1.3 billion with no future returns.
The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.8 billion before reinsurance recoveries. The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
C. Certain Other Guarantees
The Company had indemnification obligations to lenders of up to $185 million as of December 31, 2008 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning from 2009 through 2014. The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2008.
As of December 31, 2008, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had additional liabilities for these guarantees of $4 million as of December 31, 2008.
The Company had indemnification obligations as of December 31, 2008 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of December 31, 2008.
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
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues for year ended December 31, 2008. South Korea generated 39% of the segment’s earnings for the year ended December 31, 2008. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
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
Managed care litigation. On April 7, 2000, several pending actions were consolidated in the United States District Court for the Southern District of Florida in a multi-district litigation proceeding captioned In re Managed Care Litigation challenging, in general terms, the mechanisms used by managed care companies in connection with the delivery of or payment for health care services. The consolidated cases include Shane v. Humana, Inc., et al., Mangieri v. CIGNA Corporation, Kaiser and Corrigan v. CIGNA Corporation, et al. and Amer. Dental Ass’n v. CIGNA Corp. et. al.
In 2004, the court approved a settlement agreement between the physician class and CIGNA. However, a dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is in arbitration. Separately, in 2005, the court approved a settlement between CIGNA and a class of non-physician health care providers. Only the Amer. Dental Ass’n case remains unresolved. On February 11, 2009, the Court dismissed five of the six counts of the complaint without prejudice. The Company will continue to vigorously defend itself in this case.
CIGNA has received insurance recoveries related to this litigation. In 2008, the Court ruled that the Company is not entitled to insurance recoveries from one of the two insurers from which the Company is pursuing further recoveries. CIGNA has appealed that decision.

Broker compensation. Beginning in 2004, the Company, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General, the Florida Office of Insurance Regulation, the U.S. Attorney’s Office for the Southern District of California and the U.S. Department of Labor relating to their investigations of insurance broker compensation. CIGNA is cooperating with the inquiries and investigations.
On August 1, 2005, two CIGNA subsidiaries, Connecticut General Life Insurance Company and Life Insurance Company of North America, were named as defendants in a multi-district litigation proceeding, In re Insurance Brokerage Antitrust Litigation, consolidated in the United States District Court for the District of New Jersey. The complaint alleges that brokers and insurers conspired to hide commissions, increasing the cost of employee benefit plans, and seeks treble damages and injunctive relief. Numerous insurance brokers and other insurance companies are named as defendants. In 2008, the court ordered the clerk to enter judgment against plaintiffs and in favor of the defendants. Plaintiffs have filed an appeal. CIGNA denies the allegations and will continue to vigorously defend itself.
Amara cash balance pension plan litigation. On December 18, 2001, Janice Amara filed a class action lawsuit, now captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. CIGNA Corporation and CIGNA Pension Plan, in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.
In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest. The court has stayed implementation of the decision until the parties’ appeals have been exhausted. Both parties have appealed the court’s decisions. In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company’s current best estimate of the liabilities related to the court order. The Company will continue to vigorously defend itself in this case.
Ingenix. On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers. The Company received four subpoenas from the New York Attorney General’s office in connection with this investigation and responded appropriately. On February 17, 2009, the Company entered into an Assurance of Discontinuance resolving the investigation. In connection with the industry-wide resolution, the Company will contribute $10 million to the establishment of a new non-profit company that will compile and provide the data currently provided by Ingenix. In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information. The Company is responding appropriately.
The Company is also a defendant in two putative class actions (Franco et al. v. Connecticut General Life Insurance Co., CIGNA Corporation and CIGNA Health Corporation and Chazen et al. v. Connecticut General Life Insurance Co., CIGNA Corporation and CIGNA Health Corporation) brought on behalf of members and one putative class action brought on behalf of providers (AMA et al. v. Connecticut General Life Insurance Co.) asserting that due to the use of Ingenix data, the Company improperly underpaid claims, an industry-wide issue. The Franco putative class action filed on March 22, 2004 in federal district court in New Jersey asserts claims under ERISA and the RICO statute on behalf of members of CIGNA plans. Plaintiff seeks to recover alleged underpayments in relation to out-of-network claims for the period from 1998 to present. In 2008, the court denied the Company’s motion to dismiss for lack of standing while indicating that the named plaintiff’s unique situation might undermine her adequacy as a class representative. The parties are conducting significant discovery, and we expect the class certification hearing to occur in the second quarter of 2009. On August 15, 2008, the same counsel that filed the Franco case, filed a second putative class action in the same court as the Franco case on behalf of a different class representative, David Chazen, in order to address potential issues regarding Franco’s adequacy as a class representative. The alleged damages period in the Chazen case encompasses 2002 to present. On February 9, 2009, the same counsel that filed the Franco case, filed a third putative class action in the same court as the Franco case on behalf of providers. The alleged damages period in the AMA case encompasses 2005 to present. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
and Shareholders of CIGNA Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of CIGNA Corporation and its subsidiaries (“the Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2(B) to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” effective January 1, 2008.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2009

Quarterly Financial Data (unaudited)
     The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2008 and 2007. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

(In millions, except per share amounts)	Three Months Ended
	March 31		June 30		Sept. 30		Dec. 31

Consolidated Results

2008

Total revenues	$4,569		$4,863		$4,852		$4,817

Income (loss) from continuing operations before income taxes	73		413		232		(340)

Net income (loss)	58	(1)	272	(2)	171	(3)	(209) (4)

Net income (loss) per share:

Basic	0.21		0.98		0.63		(0.77)

Diluted	0.21		0.97		0.62		(0.77)

2007

Total revenues	$4,374		$4,381		$4,413		$4,455

Income from continuing operations before income taxes	413		328		502		388

Net income	289	(5)	198	(6)	365	(7)	263 (8)

Net income per share:

Basic	1.00		0.70		1.30		0.95

Diluted	0.98		0.68		1.28		0.93

Stock and Dividend Data

2008

Price range of common stock — high	$56.98		$44.43		$44.13		$34.47

— low	$36.75		$35.07		$31.76		$8.00

Dividends declared per common share	$0.040		$-		$-		$-

2007

Price range of common stock — high	$49.11		$56.87		$54.70		$56.89

— low	$42.33		$47.63		$43.65		$48.21

Dividends declared per common share	$0.008		$0.010		$0.010		$0.010

(1)	The first quarter of 2008 includes an after-tax loss of $195 million for the GMIB business and an after-tax charge of $24 million associated with litigation matters.

(2)	The second quarter of 2008 includes an after-tax benefit of $34 million for the GMIB business and an after-tax charge of $52 million associated with litigation matters.

(3)	The third quarter of 2008 includes an after-tax loss of $61 million for the GMIB business.

(4)	The fourth quarter of 2008 includes an after-tax loss of $215 million for the GMIB business, an after-tax loss of $192 million for the GMDB business and an after-tax charge of $35 million for the cost reduction program partially offset by an after-tax benefit of $47 million for a reduction in management incentive compensation accruals.

(5) (6)	The first quarter of 2007 includes an after-tax loss of $15 million for the GMIB business. The second quarter of 2007 includes an after-tax loss of $61 million for the GMIB business.

(7)	The third quarter of 2007 includes an after-tax benefit of $23 million related to an IRS settlement.

(8)	The fourth quarter of 2007 includes an after-tax loss of $17 million for the GMIB business.

Five-Year Cumulative Total Shareholder Return*
December 31, 2003 – December 31, 2008

$350
$300
$250
$200
$150
$100
$50
$0
CIGNA
S&P 500 Index
S&P Managed Health Care,
Life & Health Ins. Indexes**
12/31/03
12/31/04
12/30/05
12/29/06
12/31/07
12/31/08

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
CIGNA	$100	$143	$196	$231	$283	$89
S&P 500 Index	$100	$111	$116	$135	$142	$90
S&P Mgd Health Care, Life & Health Ins. Indexes**	$100	$145	$201	$196	$225	$104

* Assumes that the value of the investment in CIGNA common stock and each index was $100 on December 31, 2003 and that all dividends were reinvested.

** Weighted average of S&P Managed Health Care (75%) and Life & Health Insurance (25%) Indexes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
A. Disclosure Controls and Procedures
     Based on an evaluation of the effectiveness of CIGNA’s disclosure controls and procedures conducted under the supervision and with the participation of CIGNA’s management, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
B. Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
     The Company’s management report on internal control over financial reporting under the caption “Management’s Annual Report on Internal Control over Financial Reporting” on page 80 in this Form 10-K.

Attestation Report of the Registered Public Accounting Firm
     The attestation report of CIGNA’s independent registered public accounting firm, on the effectiveness of CIGNA’s internal control over financial reporting appears under the caption “Report of Independent Registered Public Accounting Firm” on page 137 of this Form 10-K.
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
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
A. Directors of the Registrant
     The information under the captions “The Board of Directors’ Nominees for Terms to Expire in April 2012,” “Directors Who Will Continue in Office,” “Board of Directors and Committee Meetings, Membership, Attendance and Independence” (as it relates to Audit Committee disclosure), and “Section 16(a) Beneficial Ownership Reporting Compliance” in CIGNA’s proxy statement to be dated on or about March 19, 2009 is incorporated by reference.
B. Executive Officers of the Registrant
     See PART I – “Executive Officers of the Registrant on page 40 in this Form 10-K.”
C. Code of Ethics and Other Corporate Governance Disclosures
     CIGNA’s Code of Ethics is the Company’s code of business conduct and ethics, and applies to CIGNA’s directors, officers (including the chief executive officer, chief financial officer and chief accounting officer) and employees. The Code of Ethics is posted on the Corporate Governance section found on the “About Us” page of the Company’s website, www.cigna.com. In the event the Company substantively amends its Code of Ethics or waives a provision of the Code, CIGNA intends to disclose the amendment or waiver on the Corporate Governance section of the Company’s website.
     In addition, the Company’s corporate governance guidelines (Board Practices) and the charters of its board committees (audit, corporate governance, executive, finance and people resources) are available on the Corporate Governance section of the Company’s website. These corporate governance documents, as well as the Code of Ethics, are available in print to any shareholder who requests them.
Item 11. EXECUTIVE COMPENSATION
     The information under the captions “Director Compensation,” “Report of the People Resources Committee,” “Compensation Discussion and Analysis” and “Executive Compensation” in CIGNA’s proxy statement to be dated on or about March 19, 2009 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding CIGNA’s equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
			Securities Remaining
			Available For Future
	Securities To Be Issued	Weighted Average	Issuance Under Equity
	Upon Exercise Of	Exercise Price Of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	12,237,289	$35.49	28,488,871
Equity Compensation Plans Not Approved by Security Holders(1)	21,185	$27.06	0

Total	12,258,474	$35.48	28,488,871

(1)	Consists of the CIGNA-Healthsource Stock Plan of 1997 discussed below under “Description of the Equity Compensation Plan Not Approved by Security Holders.”
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
The information under the captions “Stock held by Directors, Nominees and Executive Officers” and “Largest Security Holders” in CIGNA’s proxy statement to be dated on or about March 19, 2009 is incorporated by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information under the caption “Certain Transactions” in CIGNA’s proxy statement to be dated on or about March 19, 2009 is incorporated by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information under the captions “Policy for the Pre-Approval of Audit and Non-Audit Services” and “Fees to Independent Registered Public Accounting Firm” in CIGNA’s proxy statement to be dated on or about March 19, 2009 is incorporated by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) The following Financial Statements appear on pages 82 through 137:

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to the Consolidated Financial Statements.

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
Date: February 26, 2009

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
Peter N. Larson
Roman Martinez IV
John M. Partridge
James E. Rogers
Carol Cox Wait
Eric C. Wiseman
Donna F. Zarcone
William D. Zollars
Principal Accounting Officer:

/s/ Annmarie T. Hagan Annmarie T. Hagan
Vice President
Chief Accounting Officer and Controller
Date: February 26, 2009

*By:	/s/ Nicole S. Jones
Nicole S. Jones
Attorney-in-Fact
Date: February 26, 2009

CIGNA CORPORATION AND SUBSIDIARIES
     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors
of CIGNA Corporation:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2009 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2009

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2008
(in millions)

			Amount at
			which shown in
		Fair	the Consolidated
Type of Investment	Cost	Value	Balance Sheet

Fixed maturities:

Bonds:

United States government and government agencies and authorities	$359	$762	$762

States, municipalities and political subdivisions	2,391	2,486	2,486

Foreign governments	882	944	944

Public utilities	740	738	738

All other corporate bonds	6,453	6,095	6,095

Asset backed securities:

United States government agencies mortgage-backed	36	37	37

Other mortgage-backed	150	125	125

Other asset-backed	456	571	571

Redeemable preferred stocks	25	23	23

Total fixed maturities	11,492	11,781	11,781

Equity securities:

Common stocks:

Industrial, miscellaneous and all other	13	24	24

Non redeemable preferred stocks	127	88	88

Total equity securities	140	112	112

Commercial mortgage loans on real estate	3,617		3,617

Policy loans	1,556		1,556

Real estate investments	53		53

Other long-term investments	578		632

Short-term investments	236		236

Total investments	$17,672		$17,987

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(in millions)

	For the year ended
	December 31,
	2008	2007	2006

Other revenues	$-	$1	$2

Total revenues	-	1	2

Operating expenses:

Interest	140	116	101

Intercompany interest	220	325	277

Other	108	49	90

Total operating expenses	468	490	468

Loss before income taxes	(468)	(489)	(466)

Income tax benefit	(161)	(164)	(166)

Loss of parent company	(307)	(325)	(300)

Equity in income of subsidiaries from continuing operations	595	1,445	1,459

Income from continuing operations	288	1,120	1,159

Income (loss) from discontinued operations, net of taxes	4	(5)	(4)

Net income	$292	$1,115	$1,155

See Notes to Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(in millions)

	As of December 31,
	2008		2007
Assets:

Cash and cash equivalents		$1		$-

Investments in subsidiaries		12,275		12,581

Other assets		723		293

Total assets		$12,999		$12,874

Liabilities:

Intercompany		$5,088		$5,514

Short-term debt		299		-

Long-term debt		1,998		1,698

Other liabilities		2,022		914

Total liabilities		9,407		8,126

Shareholders’ Equity:

Common stock (shares issued, 351)		88		88

Additional paid in capital		2,502		2,474

Net unrealized appreciation (depreciation) — fixed maturities	$(147)		$140

Net unrealized appreciation — equity securities	7		7

Net unrealized depreciation — derivatives	(13)		(19)

Net translation of foreign currencies	(60)		61

Postretirement benefits liability adjustment	(861)		(138)

Accumulated other comprehensive income (loss)		(1,074)		51

Retained earnings		7,374		7,113

Less treasury stock, at cost		(5,298)		(4,978)

Total shareholders’ equity		3,592		4,748

Total liabilities and shareholders’ equity		$12,999		$12,874

See Notes to Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended
	December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net Income	$292	$1,115	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(595)	(1,445)	(1,459)
(Income) loss from discontinued operations	(4)	5	4
Dividends received from subsidiaries	535	1,026	1,745
Other liabilities	74	87	347
Other, net	(116)	275	(172)

Net cash provided by operating activities	186	1,063	1,620

Cash Flows from Investing Activities:
Other, net	—	21	(15)

Net cash provided by (used in) investing activities	—	21	(15)

Cash Flows from Financing Activities:
Net change in intercompany debt	(426)	(271)	787
Net change in short-term debt	299	—	—
Net proceeds on issuance of long-term debt	297	498	246
Repayment of long-term debt	—	(376)	(100)
Issuance of common stock	37	248	251
Common dividends paid	(14)	(11)	(12)
Repurchase of common stock	(378)	(1,185)	(2,765)

Net cash used in financing activities	(185)	(1,097)	(1,593)
Net increase (decrease) in cash and cash equivalents	1	(13)	12
Cash and cash equivalents, beginning of year	—	13	1

Cash and cash equivalents, end of year	$1	$—	$13

See Notes to Financial Statements on pages FS-7 and FS-8.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
NOTES TO CONDENSED FINANCIAL STATEMENTS
     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.
Note 1 — For purposes of these condensed financial statements, CIGNA Corporation’s (the Company) wholly owned subsidiaries are recorded using the equity basis of accounting. Certain reclassifications have been made to prior years’ amounts to conform to the 2008 presentation.
Note 2 — On April 25, 2007, the Company’s Board of Directors approved a three-for-one stock split (in the form of a stock dividend) of the Company’s common shares. The stock split was effective on June 4, 2007 for shareholders of record as of the close of business on May 21, 2007.
Note 3 — Short-term and long-term debt consisted of the following at December 31:

(In millions)	2008	2007

Short-term:
Commercial Paper	$299	$-

Total short-term debt	$299	$-

Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	-
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875 % Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500

Total long-term debt	$1,998	$1,698

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
On March 14, 2008, the Company entered into a new commercial paper program (“the Program”).  Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million.  The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper.  If at any time funds are not available on favorable terms under the Program, the Company may use its credit agreement for funding. In October 2008, the Company added an additional dealer to its Program. As of December 31, 2008, the Company had $299 million in commercial paper outstanding, at a weighted average interest rate of 6.31%, used to finance the Great-West Healthcare acquisition and for other corporate purposes.

In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There was a $25 million of letter of credit issued as of December 31, 2008.
Maturities of long-term debt are as follows (in millions): none in 2009 and 2010, $448 in 2011, none in 2012 and the remainder in years after 2012.
Interest paid on short- and long-term debt amounted to $135 million, $116 million and $101 million for 2008, 2007 and 2006, respectively.
Note 4—Intercompany liabilities consist primarily of loans payable to CIGNA Holdings, Inc. of $5.1 billion as of December 31, 2008 and $5.6 billion as of December 31, 2007. Interest was accrued at an average monthly rate of 4.23% and 5.62% for 2008 and 2007, respectively.
Note 5—As of December 31, 2008, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:
•	The Company has arranged for bank letters of credit in support of CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary domiciled in Bermuda, in the amount of $57 million. These letters of credit primarily secure the payment of insureds’ claims from run-off reinsurance operations. The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw. As of December 31, 2008 approximately $40 million of the letters of credit are issued.

•	The Company has provided a capital commitment deed in an amount up to $185 million in favor of CIGNA Global Reinsurance Company. This deed is equal to the letters of credit securing the payment of insureds’ claims from run-off reinsurance operations. This deed is required by Bermuda regulators to have these letters of credit for the London run-off reinsurance operations included as admitted assets.

•	Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2008 was $61 million.

•	The Company is obligated under a $25 million letter of credit required by the insurer of its high-deductible self-insurance programs to indemnify the insurer for claim liabilities that fall within deductible amounts for policy years dating back to 1994.

•	The Company also provides solvency guarantees aggregating $34 million under state and federal regulations in support of its indirect wholly owned medical HMOs in several states.

•	The Company has arranged a $100 million letter of credit in support of CIGNA Europe Insurance Company, an indirect wholly owned subsidiary. The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw. CIGNA Europe Insurance Company is the holder of the letters of credit.

•	In addition, the Company has agreed to indemnify payment of losses included in CIGNA Europe Insurance Company’s reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2008, the reserve was $152 million.
In 2008, no payments have been made on these guarantees and none are pending. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company’s results of operations, liquidity or financial condition.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Deferred	Future policy	Medical claims
	policy	benefits and	payable and	Unearned
	acquisition	contractholder	unpaid	premiums
Segment	costs	deposit funds	claims	and fees

Year Ended December 31, 2008:
Health Care	$60	$551	$1,138	$70
Disability and Life	7	956	3,104	36
International	650	843	205	265
Run-off Reinsurance	-	1,611	356	-
Other Operations	72	13,332	158	43
Corporate	-	-	-	-

Total	$789	$17,293	$4,961	$414

Year Ended December 31, 2007:
Health Care	$51	$533	$1,198	$75
Disability and Life	9	879	3,080	39
International	682	912	230	331
Run-off Reinsurance	-	875	452	1
Other Operations	74	13,542	142	50
Corporate	-	-	-	-

Total	$816	$16,741	$5,102	$496

Year Ended December 31, 2006:
Health Care	$37	$617	$1,221	$79
Disability and Life	10	867	2,915	44
International	579	809	204	334
Run-off Reinsurance	-	890	746	1
Other Operations	81	14,226	145	41
Corporate	-	-	-	-

Total	$707	$17,409	$5,231	$499

			Amortization
			of deferred
	Net		policy	Other
Premiums	investment	Benefit	acquisition	operating
and fees (1)	income (2)	expenses (1)(3)	expenses	expenses (4)

$11,615	$200	$7,445	$138	$4,737
2,562	256	1,914	6	633
1,870	79	1,003	164	516
43	104	782	-	717
113	414	408	6	54
-	10	(15)	-	215

$16,203	$1,063	$11,537	$314	$6,872

$10,666	$202	$7,023	$100	$4,076
2,374	276	1,819	6	610
1,800	77	997	124	491
60	93	(24)	-	184
108	437	400	12	61
-	29	(16)	-	129

$15,008	$1,114	$10,199	$242	$5,551

$9,830	$261	$6,371	$71	$4,014
2,108	256	1,578	6	630
1,526	79	861	113	420
64	95	26	-	54
113	467	441	12	78
-	37	(13)	-	154

$13,641	$1,195	$9,264	$202	$5,350

(1)	Amounts presented are shown net of the effects of reinsurance. See Note 8 to the Consolidated Financial Statements included in CIGNA’s 2008 Annual Report.

(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

(3)	Benefit expenses include Health Care medical claims expense and other benefit expenses.

(4)	Other operating expenses include mail order pharmacy cost of goods sold, GMIB expense and other operating expenses, and excludes amortization of deferred policy acquisition expenses.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(in millions)

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed
	amount	companies	companies	amount	to net

Year Ended December 31, 2008:
Life insurance in force	$392,803	$44,116	$108,106	$456,793	23.7%

Premiums and fees:
Life insurance and annuities	$2,429	$281	$333	$2,481	13.4%
Accident and health insurance	13,061	230	891	13,722	6.5%

Total	$15,490	$511	$1,224	$16,203	7.6%

Year Ended December 31, 2007:
Life insurance in force	$376,065	$42,886	$99,281	$432,460	23.0%

Premiums and fees:
Life insurance and annuities	$2,288	$280	$355	$2,363	15.0%
Accident and health insurance	12,782	181	44	12,645	0.3%

Total	$15,070	$461	$399	$15,008	2.7%

Year Ended December 31, 2006:
Life insurance in force	$360,802	$39,375	$128,514	$449,941	28.6%

Premiums and fees:
Life insurance and annuities	2,081	290	403	2,194	18.4%
Accident and health insurance	11,514	181	114	11,447	1.0%

Total	$13,595	$471	$517	$13,641	3.8%

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALFTYING ACCOUNTS AND RESERVES
(in millions)

		Charged
		(Credited)	Charged
	Balance at	to	(Credited)	Other	Balance
	beginning	costs and	to other	deductions	at end
Description	of period	expenses	accounts	-describe (1)	of period

2008:
Investment asset valuation reserves:

Commercial mortgage loans	$1	$2	$-	$-	$3

Allowance for doubtful accounts:

Premiums, accounts and notes receivable	$54	$12	$1	$(17)	$50

Deferred tax asset valuation allowance	$150	$(15)	$-	$(9)	$126

Reinsurance recoverables	$27	$(3)	$-	$(1)	$23

2007:
Investment asset valuation reserves:

Commercial mortgage loans	$-	$1	$-	$-	$1

Allowance for doubtful accounts:

Premiums, accounts and notes receivable	$46	$15	$-	$(7)	$54

Deferred tax asset valuation allowance	$174	$(19)	$-	$(5)	$150

Reinsurance recoverables	$161	$(23)	$-	$(111)	$27

2006:
Investment asset valuation reserves:

Commercial mortgage loans	$2	$3	$-	$(5)	$-

Allowance for doubtful accounts:

Premiums, accounts and notes receivable	$62	$5	$1	$(22)	$46

Deferred tax asset valuation allowance	$161	$7	$-	$6	$174

Reinsurance recoverables	$158	$12	$-	$(9)	$161

(1)	Reflects charge-offs upon write-off of underlying receivable balances. The change in the deferred tax valuation allowance in 2008 and 2007 reflects a reserve release upon the write-off of a portion of the underlying deferred tax asset, resulting in no earnings impact. The change in reinsurance recoverables reflects settlement of underlying reinsurance recoverables, resulting in no earnings impact.

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated April 23, 2008	Filed herewith.
Exhibits 10.1 through 10.22 are identified as management contracts or compensatory plans or arrangements pursuant to Item 15 of Form 10-K.

10.1		Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.2		Deferred Compensation Plan of 2005 for Directors of CIGNA Corporation, effective January 1, 2005	Filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.3		CIGNA Restricted Share Equivalent Plan for Non-Employee Directors amended and restated effective January 1, 2008	Filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.4		CIGNA Corporation Non-Employee Director Compensation Program amended and restated effective January 1, 2008	Filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.5	(a)	CIGNA Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.6		CIGNA Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

10.7	(a)	CIGNA Executive Severance Benefits Plan amended and restated effective July 22, 2008	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

10.8		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.6 to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.9		CIGNA Executive Incentive Plan amended and restated January 1, 2008	Filed as Exhibit 10.8 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

E-1

10.10		CIGNA Long-Term Incentive Plan amended and restated effective as of January 1, 2008	Filed as Exhibit 10.9 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.11		CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.12		CIGNA Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.13		Description of Amendments to Executive Management Compensation Arrangements	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.14	(a)	CIGNA Supplemental Pension Plan as amended and restated August 1, 1998	Filed as Exhibit 10.9(a) to the registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

	(b)	Amendment No. 1 to the CIGNA Supplemental Pension Plan, effective as of September 1, 1999	Filed as Exhibit 10.10(b) to the registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension	Filed as Exhibit 10.12(c) to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.15		CIGNA Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.16		Description of CIGNA Corporation Financial Services Program	Filed as Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.17		Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.18		Form of Non-Compete Agreement dated December 8, 1997 with Mr. Hanway	Filed as Exhibit 10.15 to the registrant’s Form 10-K for the year ended December 31, 2002 and incorporated by reference.

10.19		Special Incentive Agreement with Mr. Hanway dated March 17, 1998	Filed as Exhibit 10.19 to the registrant’s Form 10-K for the period ended December 31, 2002 and incorporated herein by reference

E-2

10.20		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with Messrs. Hanway, Bell and Murabito and Form of Amended Deferred Stock Unit Agreement	Filed herewith.

10.21		Agreement and Release dated June 6, 2008 with Mr. Hartley	Filed herewith.

10.22		Form of CIGNA Long-Term Incentive Plan: Nonqualified Stock Option and Grant Letter	Filed as Exhibit 10.22 to the registrant’s Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.23		Asset and Stock Purchase Agreement between Great-West Life & Annuity Insurance Company, et al and Connecticut General Life Insurance Company	Filed as Exhibit 10.23 to the registrant’s Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

21		Subsidiaries of the Registrant	Filed herewith.

23		Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	(a)	Powers of Attorney	Filed as Exhibit 24.1 to the registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement Under the Securities Act of 1933 dated August 3, 2007 and incorporated herein by reference.

	(b)	John M. Partridge Power of Attorney	Filed herewith.

31.1		Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2		Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1		Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2		Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
     The registrant will furnish to the Commission upon request a copy of any of the registrant’s agreements with respect to its long-term debt. Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, 1601 Chestnut Street, TL18, Philadelphia, PA 19192.

E-3