Form 10-Q
period 2009-03-31
CIGNA CORP
filed 2009-04-30
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 17, 2009, 272,776,207 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION
As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CIGNA Corporation
Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2009	2008
Revenues
Premiums and fees	$4,051	$3,851
Net investment income	229	265
Mail order pharmacy revenues	312	296
Other revenues	217	143
Realized investment gains (losses)	(36)	14

Total revenues	4,773	4,569

Benefits and Expenses
Health Care medical claims expense	1,780	1,744
Other benefit expenses	1,108	928
Mail order pharmacy cost of goods sold	252	239
Guaranteed minimum income benefits (income) expense	(32)	304
Other operating expenses	1,392	1,280

Total benefits and expenses	4,500	4,495

Income from Continuing Operations before Income Taxes	273	74

Income taxes (benefits):
Current	(85)	77
Deferred	150	(59)

Total taxes	65	18

Income from Continuing Operations	208	56
Income from Discontinued Operations, Net of Taxes	1	3

Net Income	209	59
Less: Net Income Attributable to Noncontrolling Interest	1	1

Shareholders’ Net Income	$208	$58

Basic Earnings Per Share:
Shareholders’ income from continuing operations	$0.76	$0.20
Shareholders’ income from discontinued operations	—	0.01

Shareholders’ net income	$0.76	$0.21

Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$0.76	$0.19
Shareholders’ income from discontinued operations	—	0.01

Shareholders’ net income	$0.76	$0.20

Dividends Declared Per Share	$0.04	$0.04

Amounts Attributable to CIGNA:
Shareholders’ income from continuing operations	$207	$55
Shareholders’ income from discontinued operations	1	3

Shareholders’ Net Income	$208	$58

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

		Unaudited
		As of		As of
		March 31,		December 31,
(In millions, except per share amounts)		2009		2008
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $11,662; $11,492)		$11,741		$11,781
Equity securities, at fair value (cost, $139; $140)		89		112
Commercial mortgage loans		3,618		3,617
Policy loans		1,538		1,556
Real estate		59		53
Other long-term investments		621		632
Short-term investments		103		236

Total investments		17,769		17,987
Cash and cash equivalents		1,375		1,342
Accrued investment income		264		225
Premiums, accounts and notes receivable, net		1,530		1,407
Reinsurance recoverables		6,878		6,973
Deferred policy acquisition costs		790		789
Property and equipment		804		804
Deferred income taxes, net		1,446		1,617
Goodwill		2,876		2,878
Other assets, including other intangibles		1,426		1,520
Separate account assets		6,076		5,864

Total assets		$41,234		$41,406

Liabilities
Contractholder deposit funds		$8,543		$8,539
Future policy benefits		8,513		8,754
Unpaid claims and claim expenses		4,089		4,037
Health Care medical claims payable		981		924
Unearned premiums and fees		419		414

Total insurance and contractholder liabilities		22,545		22,668
Accounts payable, accrued expenses and other liabilities		6,291		6,869
Short-term debt		377		301
Long-term debt		2,086		2,090
Nonrecourse obligations		21		16
Separate account liabilities		6,076		5,864

Total liabilities		37,396		37,808

Contingencies — Note 16
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,505		2,502
Net unrealized depreciation, fixed maturities	$(94)		$(147)
Net unrealized appreciation, equity securities	5		7
Net unrealized depreciation, derivatives	(2)		(13)
Net translation of foreign currencies	(88)		(60)
Postretirement benefits liability adjustment	(857)		(861)

Accumulated other comprehensive loss		(1,036)		(1,074)
Retained earnings		7,536		7,374
Less treasury stock, at cost		(5,262)		(5,298)

Total shareholders’ equity		3,831		3,592
Noncontrolling interest		7		6

Total equity		3,838		3,598

Total liabilities and equity		$41,234		$41,406

Shareholders’ Equity Per Share		$14.04		$13.25

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

	2009		2008
	Compre-		Compre-
(In millions, except per share amounts)	hensive	Total	hensive	Total
Three Months Ended March 31,	Income	Equity	Income	Equity
Common Stock, March 31		$88		$88

Additional Paid-In Capital, January 1		2,502		2,474
Effects of stock issuance for employee benefit plans		3		14

Additional Paid-In Capital, March 31		2,505		2,488

Accumulated other comprehensive income (loss), January 1		(1,074)		51
Net unrealized appreciation (depreciation), fixed maturities	$53	53	$(3)	(3)
Net unrealized appreciation (depreciation), equity securities	(2)	(2)	1	1

Net unrealized appreciation (depreciation) on securities	51		(2)
Net unrealized appreciation (depreciation), derivatives	11	11	(8)	(8)
Net translation of foreign currencies	(28)	(28)	(6)	(6)
Postretirement benefits liability adjustment	4	4	3	3

Other comprehensive income (loss)	38		(13)

Accumulated Other Comprehensive Income (Loss), March 31		(1,036)		38

Retained Earnings, January 1		7,374		7,113
Shareholders’ net income	208	208	58	58
Effects of stock issuance for employee benefit plans		(35)		(18)
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)

Retained Earnings, March 31		7,536		7,142

Treasury Stock, January 1		(5,298)		(4,978)
Other, primarily issuance of treasury stock for employee benefit plans		36		36

Treasury Stock, March 31		(5,262)		(4,942)

Shareholders’ Comprehensive Income and Shareholders’ Equity	246	3,831	45	4,814

Noncontrolling interest, January 1		6		6
Net income attributable to noncontrolling interest	1	1	1	1

Noncontrolling interest, March 31	1	7	1	7

Total Comprehensive Income and Total Equity	$247	$3,838	$46	$4,821

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2009	2008
Cash Flows from Operating Activities
Net income	$209	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1)	(3)
Income attributable to noncontrolling interest	(1)	(1)
Insurance liabilities	273	126
Reinsurance recoverables	(11)	17
Deferred policy acquisition costs	(28)	(43)
Premiums, accounts and notes receivable	(124)	(72)
Other assets	78	(341)
Accounts payable, accrued expenses and other liabilities	(464)	596
Current income taxes	(90)	64
Deferred income taxes	150	(59)
Realized investment (gains) losses	36	(14)
Depreciation and amortization	69	53
Gains on sales of businesses (excluding discontinued operations)	(8)	(9)
Other, net	(16)	(21)

Net cash provided by operating activities	72	352

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	119	315
Commercial mortgage loans	—	12
Other (primarily short-term and other long-term investments)	267	115
Investment maturities and repayments:
Fixed maturities	199	149
Commercial mortgage loans	6	5
Investments purchased:
Fixed maturities	(543)	(499)
Equity securities	—	(13)
Commercial mortgage loans	(8)	(30)
Other (primarily short-term and other long-term investments)	(146)	(142)
Property and equipment purchases	(60)	(68)
Other (primarily other acquisitions/dispositions)	—	(7)

Net cash used in investing activities	(166)	(163)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	373	330
Withdrawals and benefit payments from contractholder deposit funds	(322)	(280)
Change in cash overdraft position	14	64
Net change in short-term debt	74	248
Net proceeds on issuance of long-term debt	—	298
Repayment of long-term debt	(2)	—
Issuance of common stock	—	33
Common dividends paid	—	(3)

Net cash provided by financing activities	137	690

Effect of foreign currency rate changes on cash and cash equivalents	(10)	1

Net increase in cash and cash equivalents	33	880
Cash and cash equivalents, beginning of period	1,342	1,970

Cash and cash equivalents, end of period	$1,375	$2,850

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$9	$3
Interest paid	$35	$22

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and variable interest entities of which CIGNA Corporation is the primary beneficiary (referred to collectively as “the Company”). Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Form 10-K for the year ended December 31, 2008.
The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.
Certain reclassifications and restatements have been made to prior period amounts to conform to the presentation of 2009 amounts. In addition, certain restatements have been made in connection with the adoption of new accounting pronouncements. See Note 2 for further information.
Discontinued operations. Discontinued operations for the three months ended March 31, 2009 primarily represented a tax benefit associated with a past divestiture related to the completion of the 2005 and 2006 IRS examinations.
Discontinued operations for the three months ended March 31, 2008 represented $3 million after-tax from the settlement of certain issues related to a past divestiture.
Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.
Note 2 — Recent Accounting Pronouncements
Noncontrolling interests in subsidiaries. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” through retroactive restatement of prior financial statements and reclassified its $6 million of noncontrolling interest as of January 1, 2009 and 2008 from Accounts payable, accrued expenses and other liabilities to Noncontrolling interest in Total equity. In addition, for the three months ended March 31, 2008, net income of $1 million attributable to the noncontrolling interest has been reclassified to be included in net income, with a reduction to net income to determine net income attributable to the Company’s shareholders (“shareholders’ net income”).
Earnings per share. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires unvested restricted stock awards that contain rights to nonforfeitable dividends to be included in the denominator of both basic and diluted earnings per share (“EPS”) calculations. Prior period earnings per share data have been restated to reflect the adoption of this FSP. For the three months ended March 31, 2008, diluted EPS related to shareholders’ net income was reduced by $.01 compared with the previously reported amount. Other EPS amounts for the three months ended March 31, 2008 were unchanged.
Business combinations. Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007, referred to as SFAS No. 141R), “Business Combinations”. This standard requires fair value measurements for all future acquisitions, including contingent purchase price and certain contingent assets or liabilities of the entity to be acquired; requires acquisition related and restructuring costs to be expensed as incurred and requires changes in tax items after the acquisition date to be reported in income tax expense. There were no effects to the Company’s Consolidated Financial Statements at adoption.
Derivatives disclosures. Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard expands required disclosures to include the purpose for using derivative instruments, their accounting treatment and related effects on financial condition, results of operations and liquidity. See Note 9 for information on the Company’s derivative financial instruments including these additional required disclosures.

Fair value measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” This standard expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price). In addition, the Financial Accounting Standards Board (FASB) amended SFAS No. 157 in 2008 to provide additional guidance for determining the fair value of a financial asset when the market for that instrument is not active. See Note 7 for information on the Company’s fair value measurements.
The Company carries certain financial instruments at fair value in the financial statements including approximately $11.8 billion in invested assets at March 31, 2009. The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits (GMIB assets and liabilities) under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value; however, changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses. At the adoption of SFAS No. 157, there were no effects to the Company’s measurements of fair values for financial instruments other than for GMIB assets and liabilities discussed below. In addition, there were no effects to the Company’s measurements of financial assets of adopting the 2008 amendment to SFAS No. 157.
At adoption, the Company was required to change certain assumptions used to estimate the fair values of GMIB assets and liabilities. Because there is no market for these contracts, the assumptions used to estimate their fair values at adoption were determined using a hypothetical market participant’s view of exit price, rather than using historical market data and actual experience to establish the Company’s future expectations. For many of these assumptions, there is limited or no observable market data so determining an exit price requires the Company to exercise significant judgment and make critical accounting estimates. On adoption, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax), in Run-off Reinsurance.
The Company’s results of operations related to this business are expected to continue to be volatile in future periods because underlying assumptions will be based on current market-observable inputs which will likely change each period. See Note 7 for additional information.
In the first quarter of 2009 the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities (such as intangible assets, property and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at impairment). The effect on the Company’s periodic fair value measurements for non-financial assets and liabilities was not material.
In addition, the FASB recently amended SFAS No. 157 to provide additional guidance in determining fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. The Company does not expect material changes to their fair value measurements when this new guidance is adopted as required in the second quarter of 2009.
Other-than-temporary impairments. In 2009, the FASB issued FASB FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to improve the accounting and reporting for other-than-temporary impairments (impairment), particularly for debt securities that are expected to recover a portion of their decline in fair value over their holding period. Under these new requirements, an impairment has occurred if the fair value of a debt security is less than its amortized cost and:
•	the Company intends to sell or will more likely than not be required to sell the debt security before recovery of its amortized cost; or
•	the Company does not expect to recover some or all of the debt security’s amortized cost (even if it does not intend to sell).
In the first situation, an impairment is recognized in shareholders’ net income equal to the entire difference between the debt security’s fair value and amortized cost. In the second situation, this new guidance requires that an impairment be recognized in shareholders’ net income for the expected credit loss (the excess of the debt security’s amortized cost over the present value of the cash flows expected to be collected). In addition, any non-credit loss (the present value of the cash flows expected to be collected less fair value) is reported in a separate component of accumulated other comprehensive income within shareholders’ equity. At adoption, a reclassification adjustment from retained earnings to accumulated other comprehensive income is required for impaired debt securities that meet the second situation. This reclassification adjustment is measured as any non-credit losses less related tax effects as of the adoption date. Finally, new and expanded quarterly disclosures about impaired securities and their credit and non-credit losses are required.

The Company will adopt this new impairment guidance as required on April 1, 2009. Although the Company continues to evaluate these new requirements and emerging implementation guidance, the cumulative effect of adoption for impaired securities held on April 1, 2009 is currently not expected to have a material impact on retained earnings or accumulated other comprehensive income, with no net change to total shareholders’ equity.
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
In the first quarter of 2009, the Company completed its allocation of the total purchase price to the tangible and intangible net assets acquired based on management’s estimates of their fair values without material changes from December 31, 2008.
As part of the reinsurance and administrative service arrangements, the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At March 31, 2009, there were no receivables recorded for paid claims due from third party reinsurers for this business and unpaid claims related to this business were estimated at $26 million.
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

(Unaudited)
Three Months
Ended March 31,
(In millions, except per share amounts)	2008
Total revenues	$4,937
Shareholders’ income from continuing operations	$76
Shareholders’ net income	$79
Earnings per share:
Shareholders’ income from continuing operations
Basic	$0.27
Diluted	$0.27
Shareholders’ net income
Basic	$0.28
Diluted	$0.28

Note 4 — Earnings Per Share
Basic and diluted earnings per share were computed as follows:

		Effect of
(In millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended March 31,
2009
Shareholders’ income from continuing operations	$207	$—	$207

Shares (in thousands):
Weighted average	272,591	—	272,591
Options		277	277

Total shares	272,591	277	272,868

EPS	$0.76	$—	$0.76

2008
Shareholders’ income from continuing operations	$55	$—	$55

Shares (in thousands):
Weighted average	281,566	—	281,566
Options		2,590	2,590

Total shares	281,566	2,590	284,156

EPS	$0.20	$(0.01)	$0.19

As described in Note 2, effective in 2009, the Company adopted FSP EITF 03-06-1, which requires the Company’s unvested restricted stock awards to be included in weighted average shares instead of being considered a common stock equivalent. Prior period share information has been restated. There was no change to previously reported earnings per share from shareholders’ income from continuing operations.
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

	Three Months Ended
	March 31,
(In millions)	2009	2008
Antidilutive options	11.3	3.7
The Company held 78,169,190 shares of common stock in Treasury as of March 31, 2009, and 70,130,685 shares as of March 31, 2008.
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

	March 31,	December 31,
(In millions)	2009	2008
Incurred but not yet reported	$846	$782
Reported claims in process	105	114
Other medical expense payable	30	28

Medical claims payable	$981	$924

Activity in medical claims payable was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2009	2008
Balance at January 1,	$924	$975
Less: Reinsurance and other amounts recoverable	211	258

Balance at January 1, net	713	717
Acquired April 1, 2008 net	—	90
Incurred claims related to:
Current year	1,820	7,312
Prior years	(40)	(60)

Total incurred	1,780	7,252
Paid claims related to:
Current year	1,155	6,716
Prior years	551	630

Total paid	1,706	7,346
Ending Balance, net	787	713
Add: Reinsurance and other amounts recoverable	194	211

Ending Balance	$981	$924

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 10 for additional information on reinsurance. For the three months ended March 31, 2009, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $40 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2008. Actual completion factors resulted in a reduction in medical claims payable of $17 million, or 0.2% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $23 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business.
For the year ended December 31, 2008, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $60 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2007. Actual completion factors resulted in a reduction of the medical claims payable of $29 million, or 0.4% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business. Actual medical cost trend resulted in a reduction of the medical claims payable of $31 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2007 for the insured book of business.
The favorable impact in 2009 and 2008 relating to completion factor and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years. This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to the current year.
The corresponding impact of prior year development on shareholders’ net income was not material for the three months ended March 31, 2009 and 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:
First, due to the nature of the Company’s retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect shareholders’ net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts shareholders’ net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company’s shareholders’ net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

Second, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase deemed appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on shareholders’ net income.
The determination of liabilities for Health Care medical claims payable required the Company to make critical accounting estimates. See Note 2(O) to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.
Note 6 — Guaranteed Minimum Death Benefit Contracts
The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured guaranteed minimum death benefits (GMDB), also known as variable annuity death benefits (VADBe), under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. The Company has equity and other market exposures as a result of this product. In periods of declining equity markets and in periods of flat equity markets following a decline, the Company’s liabilities for these guaranteed minimum death benefits increase. Conversely, in periods of rising equity markets, the Company’s liabilities for these guaranteed minimum death benefits decrease.
In order to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts, the Company operates a dynamic hedge program (GMDB equity hedge program), using exchange-traded futures contracts. The hedge program is designed to substantially offset both positive and negative impacts of changes in equity markets on the GMDB liability. The hedge program involves detailed, daily monitoring of equity market movements and rebalancing the futures contracts within established parameters. While the hedge program is actively managed, it may not exactly offset changes in the GMDB liability due to, among other things, divergence between the performance of the underlying mutual funds and the hedge instruments, high levels of volatility in the equity markets, and differences between actual contractholder behavior and what is assumed. The performance of the underlying mutual funds compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis. Although this hedge program does not qualify for GAAP hedge accounting, it is an economic hedge because it is designed and operated to substantially reduce equity market exposures resulting from this product. The results of the futures contracts are included in other revenue and amounts reflecting corresponding changes in liabilities for these GMDB contracts are included in benefits and expenses, consistent with GAAP when a premium deficiency exists.
The Company had future policy benefit reserves for GMDB contracts of $1.8 billion as of March 31, 2009, and $1.6 billion as of December 31, 2008. The increase in reserves during the first quarter of 2009 is primarily due to declines in the equity market driving down the value of the underlying mutual fund investments.
In the first quarter of 2009, the Company reported a loss related to GMDB of $75 million pre-tax ($49 million after-tax), which included a charge of $73 million pre-tax ($47 million after-tax) to strengthen GMDB reserves following an analysis of experience. The components of the charge included the following:
•	adverse impacts of overall market declines of $50 million pre-tax ($32 million after-tax). This is comprised of (a) $39 million pre-tax ($25 million after-tax) primarily related to the provision for future partial surrenders, and (b) $11 million pre-tax ($7 million after-tax) related to declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the GMDB equity hedge program;
•	adverse volatility-related impacts of $11 million pre-tax ($7 million after-tax) due to turbulent equity market conditions, including higher than expected claims and the performance of the diverse mix of equity fund investments held by contractholders being different than expected; and
•	adverse interest rate impacts of $12 million pre-tax ($8 million after-tax). Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance.
Management estimates reserves for GMDB exposures based on assumptions regarding lapse, future partial surrenders, mortality, interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period. The Company monitors actual experience to update these reserve estimates as necessary.

Lapse refers to the full surrender of an annuity prior to a contractholder’s death. Future partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Mean investment performance refers to market rates to be earned over the life of the GMDB equity hedge program, and market volatility refers to market fluctuation.
The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, mortality, interest rates and volatility) used in estimating these reserves, the resulting change could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.
The following provides information about the Company’s reserving methodology and assumptions for GMDB as of March 31, 2009:
•	The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•	The reserves include an estimate for future partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-24% depending on the net amount at risk for each policy and whether surrender charges apply.

•	The mean investment performance assumption is 5% considering the Company’s GMDB equity hedge program using futures contracts. This is reduced by fund fees ranging from 1-3% across all funds. The results of futures contracts are reflected in the liability calculation as a component of investment returns.

•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 16-30%, varying by equity fund type; 4-10%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.

•	The discount rate is 5.75%.

•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The lapse rate assumption is 0-15%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
Activity in future policy benefit reserves for these GMDB contracts was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2009	2008
Balance at January 1	$1,609	$848
Add: Unpaid Claims	34	21
Less: Reinsurance and other amounts recoverable	83	19

Balance at January 1, net	1,560	850
Add: Incurred benefits	211	822
Less: Paid benefits	42	112

Ending balance, net	1,729	1,560
Less: Unpaid Claims	55	34
Add: Reinsurance and other amounts recoverable	97	83

Ending balance	$1,771	$1,609

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above. As discussed below, losses or gains have been recorded in other revenues as a result of the GMDB equity hedge program to reduce equity market exposures.

As of March 31, 2009, the aggregate value of the underlying mutual fund investments was $14.4 billion. The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 630,000 contractholders had died on that date) was $11.9 billion. As of December 31, 2008, the aggregate value of the underlying mutual fund investments was $16.3 billion. The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 650,000 contractholders had died on that date) was $11.1 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments.
As discussed above, the Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at March 31, 2009 was $1.2 billion. The Company recorded in Other revenues pre-tax gains of $117 million for the three months ended March 31, 2009, and $42 million for the three months ended March 31, 2008.
The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (GMIB). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 7 for further information.
Note 7 — Fair Value Measurements
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
The Company’s financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by SFAS No. 157. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement. For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3). The levels of the fair value hierarchy are as follows:
•	Level 1 — Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date. Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.
•	Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads and yield curves. An instrument is classified in Level 2 if the Company determines that unobservable inputs are insignificant.
•	Level 3 — Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information as of March 31, 2009 and December 31, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

March 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Fixed maturities (1)	$39	$10,811	$891	$11,741
Equity securities	4	66	19	89

Subtotal	43	10,877	910	11,830
Short-term investments	—	103	—	103
GMIB assets (2)	—	—	908	908
Other derivative assets (3)	—	44	—	44

Total financial assets at fair value, excluding separate accounts	$43	$11,024	$1,818	$12,885

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,641	$1,641
Other derivative liabilities	—	9	—	9

Total financial liabilities at fair value	$—	$9	$1,641	$1,650

(1)	As of March 31, 2009, fixed maturities includes $223 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $34 million of appreciation for securities classified in Level 3.

(2)	The Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $15 million for the future cost of reinsurance.

(3)	Other derivative assets includes $39 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $5 million of interest rate swaps not designated as accounting hedges.

December 31, 2008
(In millions)	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Fixed maturities (1)	$38	$10,874	$869	$11,781
Equity securities	8	84	20	112

Subtotal	46	10,958	889	11,893
Short-term investments	—	236	—	236
GMIB assets (2)	—	—	953	953
Other derivative assets (3)	—	45	—	45

Total financial assets at fair value, excluding separate accounts	$46	$11,239	$1,842	$13,127

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,757	$1,757
Other derivative liabilities	—	36	—	36

Total financial liabilities at fair value	$—	$36	$1,757	$1,793

(1)	As of December 31, 2008, fixed maturities includes $514 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $111 million of appreciation for securities classified in Level 3.

(2)	The Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $17 million for the future cost of reinsurance.

(3)	Other derivative assets include $40 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $5 million of interest rate swaps not designated as accounting hedges.

Level 1 Financial Assets
Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities. Given the narrow definition of Level 1 and the Company’s investment asset strategy to maximize investment returns, a relatively small portion of the Company’s investment assets are classified in this category.
Level 2 Financial Assets and Financial Liabilities
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
Other derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2009 or December 31, 2008. The nature and use of these other derivatives are described in Note 9.
Level 3 Financial Assets and Financial Liabilities
The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to guaranteed minimum income benefits in Level 3.
Fixed maturities and equity securities. Approximately 8% as of March 31, 2009 and 7% as of December 31, 2008 of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	March 31,	December 31,
(In millions)	2009	2008
Mortgage and asset-backed securities	$441	$518
Primarily private corporate bonds	370	270
Subordinated loans and private equity investments	99	101

Total	$910	$889

Fair values of mortgage and asset-backed securities and corporate bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices and spreads, liquidity and economic events. For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research as well as the issuer’s financial statements in its evaluation. Subordinated loans and private equity investments are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Guaranteed minimum income benefit contracts. Because cash flows of the GMIB liabilities and assets are affected by equity markets and interest rates but are without significant life insurance risk and are settled in lump sum payments, the Company reports these liabilities and assets as derivatives at fair value. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant and retrocessionaire behavior (including mortality, lapse, annuity election rates and retrocessional credit), as well as risk and profit charges. At adoption of SFAS No. 157 in 2008, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price for these contracts, and recorded a charge to shareholders’ net income as described in Note 2. As certain assumptions used to estimate fair values for these contracts are largely unobservable, the Company classifies GMIB assets and liabilities in Level 3. The Company considered the following in determining the view of a hypothetical market participant:
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
These GMIB assets and liabilities are estimated using a complex internal model run using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of March 31, 2009 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.
•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 2.28% at March 31, 2009 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.
•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 56% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 16% to 43% for equity funds, 4% to 11% for bond funds and 1% to 2% for money market funds.
•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption varies by contract from 2% to 23% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying variable annuity contracts.
•	The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, whether a contractholder has had a previous opportunity to elect the benefit and the differing experience by issuing company of the underlying variable annuity contracts. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. With respect to the second and subsequent election opportunities, actual data is just beginning to emerge for the Company as well as the industry and the estimates are based on this limited data.
•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
In addition, the company has considered other assumptions related to model, expense and non-performance risk in calculating the GMIB liability.

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
GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles. As of March 31, 2009, Standard & Poor’s (S&P) has given a financial strength rating of AA to one reinsurer and a financial strength rating of A- to the parent company that guarantees the receivable from the other reinsurer.
Changes in Level 3 Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2009 and 2008. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended March 31, 2009	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/09	$889	$953	$(1,757)	$(804)

Gains (losses) included in income:
Results of GMIB	—	(38)	70	32
Other	(4)	—	—	—

Total gains (losses) included in income	(4)	(38)	70	32

Losses included in other comprehensive income	(19)	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(76)	—	—	—
Purchases, issuances, settlements	(3)	(7)	46	39
Transfers into Level 3	123	—	—	—

Balance at 3/31/09	$910	$908	$(1,641)	$(733)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(4)	$(38)	$70	$32

(1)	Amounts do not accrue to shareholders and are not reflected in the Company’s revenues.

For the Three Months Ended March 31, 2008	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/2008	$732	$173	$(313)	$(140)

Gains (losses) included in income:
Effect of adoption of SFAS No. 157	—	244	(446)	(202)
Results of GMIB, excluding adoption effect	—	125	(227)	(102)
Other	(5)	—	—	—

Total gains (losses) included in income	(5)	369	(673)	(304)

Losses included in other comprehensive income	(9)	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(18)	—	—	—
Purchases, issuances, settlements	(6)	(27)	21	(6)
Transfers into Level 3	32	—	—	—

Balance at 3/31/2008	$726	$515	$(965)	$(450)

Total gains (losses) included in income attributable to instruments held at the reporting date	$—	$369	$(673)	$(304)

(1)	Amounts do not accrue to shareholders and are not reflected in the Company’s revenues.
As noted in the table above, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:
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
Under SFAS No. 157, the Company’s GMIB assets and liabilities are expected to be volatile in future periods because the underlying assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.
The net gain driven by a decrease in the net GMIB liability of $32 million for the three months ended March 31, 2009 was primarily due to increases in interest rates since December 31, 2008 of $78 million, partially offset by:
•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposures: $19 million;
•	updates to the risk and profit charge estimate: $2 million;
•	updates to the lapse assumption: $13 million; and
•	other amounts including experience varying from assumptions: $12 million.

Excluding the one-time implementation effect of adopting SFAS No. 157, the net loss driven by an increase in the net GMIB liability of $102 million for the three months ended March 31, 2008 was primarily due to:
•	decreases in interest rates since December 31, 2007: $47 million;
•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposures: $37 million;
•	updates to the risk and profit charge estimate: $11 million; and
•	other amounts including experience varying from assumptions: $7 million.
Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are not included in the Company’s revenues and expenses. As of March 31, 2009 and December 31, 2008 separate account assets were as follows:

March 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Guaranteed separate accounts (See Note 16)	$197	$1,508	$—	$1,705
Non-guaranteed separate accounts (1)	1,220	2,554	597	4,371

Total separate account assets	$1,417	$4,062	$597	$6,076

(1)	Non-guaranteed separate accounts include $1.8 billion in assets supporting the Company’s pension plan, including $573 million classified in Level 3.

December 31, 2008
(In millions)	Level 1	Level 2	Level 3	Total
Guaranteed separate accounts (See Note 16)	$233	$1,557	$—	$1,790
Non-guaranteed separate accounts (1)	1,093	2,506	475	4,074

Total separate account assets	$1,326	$4,063	$475	$5,864

(1)	Non-guaranteed separate accounts include $1.5 billion in assets supporting the Company’s pension plan, including $435 million classified in Level 3.
Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is the exit price.
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

The following table summarizes the changes in separate account assets reported in Level 3 for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(In millions)	2009	2008
Balance at 1/1	$475	$403
Policyholder gains (losses) (1)	(46)	17
Purchases, issuances, settlements	8	(7)
Transfers in (out) of Level 3	160	(2)

Balance at 3/31	$597	$411

(1)	Includes losses of $46 million and $1 million attributable to instruments still held at March 31, 2009 and March 31, 2008 respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain financial assets and liabilities are measured at fair value on a non-recurring basis, such as commercial mortgage loans held for sale. As of March 31, 2009 and December 31, 2008, the amounts required to adjust these assets and liabilities to their fair values were not significant.
Note 8 — Investments
Realized Investment Gains and Losses
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for run-off settlement annuity business:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Fixed maturities	$(16)	$(26)
Equity securities	(17)	—
Commercial mortgage loans	(1)	—
Other investments, including derivatives	(2)	40

Realized investment gains (losses), before income taxes	(36)	14
Less income taxes (benefits)	(12)	5

Net realized investment gains (losses)	$(24)	$9

Included in pre-tax realized investment gains (losses) above were asset write-downs and changes in valuation reserves as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Credit related	$11	$4
Other (1)	10	12

Total	$21	$16

(1)	Other primarily represents the impact of rising market yields on investments where the Company cannot demonstrate the intent and ability to hold until recovery.

Fixed Maturities and Equity Securities
Securities in the following table are included in fixed maturities and equity securities on the Company’s Consolidated Balance Sheets. These securities are carried at fair value with changes in fair value reported in realized investment gains and interest and dividends reported in net investment income. The Company’s hybrid investments include preferred stock or debt securities with call or conversion features. The Company elected fair value accounting for certain hybrid securities to simplify accounting and mitigate volatility in results of operations and financial condition.

	As of	As of
	March 31,	December 31,
(In millions)	2009	2008
Included in fixed maturities:
Trading securities (amortized cost: $11; $13)	$11	$13
Hybrid securities (amortized cost: $11; $10)	12	10

Total	$23	$23

Included in equity securities:
Hybrid securities (amortized cost: $123; $123)	$66	$84

Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Proceeds from sales	$119	$315
Gross gains on sales	$3	$2
Gross losses on sales	$(3)	$(12)
Review of declines in fair value. Management reviews fixed maturities and equity securities for impairment based on criteria that include:
•	length of time and severity of decline;

•	financial health and specific near term prospects of the issuer;

•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and

•	the Company’s ability and intent to hold until recovery.
Excluding trading and hybrid securities, as of March 31, 2009 fixed maturities with a decline in fair value from cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(Dollars In millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$2,628	$2,892	$(264)	521
Below investment grade	$377	$427	$(50)	135
More than one year:
Investment grade	$1,238	$1,547	$(309)	280
Below investment grade	$86	$112	$(26)	19
The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Approximately $365 million of the unrealized depreciation is due to securities with a decline in value of greater than 20%. Approximately 80% of these securities had been in that position for less than six months. The remaining $284 million of the unrealized depreciation is due to securities with declines in value of less than 20%. There were no equity securities with a fair value significantly lower than cost as of March 31, 2009.

Note 9 — Derivative Financial Instruments
The Company’s investment strategy is to manage the characteristics and risks of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). As part of this investment strategy, the Company typically uses derivatives to minimize interest rate, foreign currency and equity price risks of chosen investment assets to conform to the characteristics and risks of the related insurance and contractholder liabilities. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize credit risk. In addition, the Company has written or sold contracts to guarantee minimum income benefits (GMIB) and to enhance investment returns. See Note 6 for a discussion of derivatives associated with GMDB contracts and Note 7 for a discussion of derivatives arising from GMIB contracts.
The Company uses hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.
The Company accounts for derivative instruments as follows:
•	Derivatives are reported on the balance sheet at fair value with changes in fair values reported in shareholders’ net income or accumulated other comprehensive income.

•	Changes in the fair value of derivatives that hedge market risk related to future cash flows — and that qualify for hedge accounting — are reported in a separate caption in accumulated other comprehensive income. These hedges are referred to as cash flow hedges.

•	A change in the fair value of a derivative instrument may not always equal the change in the fair value of the hedged item; this difference is referred to as hedge ineffectiveness. Where hedge accounting is used, the Company reflects hedge ineffectiveness in shareholders’ net income (generally as part of realized investment gains and losses).

•	Features of certain investments and obligations, called embedded derivatives, are accounted for as derivatives. As permitted under SFAS No. 133, derivative accounting has not been applied to these features of such investments or obligations existing before January 1, 1999.
Certain subsidiaries of the Company are parties to over-the-counter (OTC) derivative instruments that contain bilateral provisions requiring the parties to such instruments to post collateral depending on net liability thresholds and the party’s financial strength or credit rating. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where a subsidiary of the Company was in a net liability position as of March 31, 2009 was $9 million for which the Company was not required to post collateral. If the contingent features underlying the agreements were triggered as of March 31, 2009, the Company would be required to post collateral of $7 million with its counterparties. Such subsidiaries are parties to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the subsidiary were to decline below specified levels. As of March 31, 2009, the net liability position under such derivative instruments was less than $1 million.
The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of and for the three months ended March 31, 2009. Derivatives in the Company’s separate accounts are not included because associated gains and losses generally accrue directly to policyholders.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Designated as Accounting Hedges — Cash Flow Hedges

Interest rate swaps — $155 million of par value of related investments

Foreign currency swaps — $180 million of U.S. dollar equivalent par value of related investments

Interest rate and foreign currency swaps — $60 million of U.S. dollar equivalent par value of related investments	Interest rate and foreign currency	To hedge the interest or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily Canadian dollars, euros, Australian dollars, and British pounds for periods of up to 12 years.	The Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest. Net interest cash flows are reported in net investment income and included in operating activities.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income.

	Fair Value Effect on the Financial Statements (in millions)

		As of March 31		Three Months Ended March 31

		Other Long-Term	Accounts Payable, Accrued	Gain (Loss) Recognized in Other
	Instrument	Investments	Expenses and Other Liabilities	Comprehensive Income

	Interest rate swaps	$12	$—	$(1)
	Foreign currency swaps	15	6	2
	Interest rate and foreign currency swaps	12	3	2

	Total	$39	$9	$3

Purchased options — $308 million of cash surrender value of related life insurance policies	Interest rate	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender. These cash flows will be reported in financing activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to benefits expense over the life of the underlying invested assets.

Fair Value Effect on the Financial Statements

Fair values reported in other assets and other comprehensive income were less than $1 million.

Treasury lock	Interest rate	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued.	The Company will receive (pay) the fair value of the contract at the earliest of expiration or debt issuance. Cash flows are reported in operating activities.	Using cash flow hedge accounting, fair values are reported in short-term investments or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued.

Fair Value Effect on the Financial Statements

All treasury locks matured and the Company recognized a gain of $14 million in other comprehensive income for the three months ended March 31, 2009, resulting in net cumulative losses of $26 million, to be amortized to interest expense over the life of the debt, commencing at issuance. Reclassifications from accumulated other comprehensive income to interest expense for issued debt were less than $1 million for the three months ended March 31, 2009.

The amount of gains (losses) reclassified from accumulated other comprehensive income into income was not significant. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Not Designated As Accounting Hedges

Futures — $1,215 million of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee death benefits resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in premiums, accounts and notes receivable, net or accounts payable, accrued expenses and other liabilities.

	Fair Value Effect on the Financial Statements (in millions)

				Three Months Ended March 31
				Other Revenues

	Futures			$117

Interest rate swaps — $73 million of par value of related investments	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates for both principal and interest. Net interest cash flows are reported in realized investment gains (losses) and included in operating activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in realized investment gains and losses.

	Fair Value Effect on the Financial Statements (in millions)

		As of March 31		Three Months Ended March 31

		Other Long-Term Investments		Realized Investment Gains (Losses)

	Interest rate swaps	$5		$—

Written options (GMIB liability) — $1,804 million of maximum potential undiscounted future payments as defined in Note 16

Purchased options (GMIB asset) — $992 million of maximum potential undiscounted future receipts as defined in Note 16	Equity and interest rate	The Company has written certain reinsurance contracts to guarantee minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount. The actual payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to hedge the market risks assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when account holders first elect to receive minimum income payments. These cash flows are reported in operating activities.	Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in guaranteed minimum income benefits (income) expense.

	Fair Value Effect on the Financial Statements (in millions)

		As of March 31		Three Months Ended March 31

			Accounts Payable, Accrued	Guaranteed Minimum Income
	Instrument	Other Assets	Expenses and Other Liabilities	Benefits (Income) Expense

	Written options (GMIB liability)	$—	$1,641	$(70)
	Purchased options (GMIB asset)	908	—	38

	Total	$908	$1,641	$(32)

Note 10 — Reinsurance
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
Retirement benefits business. The Company had a reinsurance recoverable of $1.8 billion as of March 31, 2009, and $1.9 billion as of December 31, 2008 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities and mortgage loans equal to or greater than 100% of the reinsured liabilities held in a trust established for the benefit of the Company. As of March 31, 2009, the trust was adequately funded and S&P had assigned this reinsurer a rating of AA-.
Individual life and annuity reinsurance. The Company had reinsurance recoverables totaling $4.5 billion as of March 31, 2009 and December 31, 2008 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. Effective December 31, 2007, a substantial portion of the reinsurance recoverables are secured by investments held in a trust established for the benefit of the Company. At March 31, 2009, the trust assets secured approximately 90% of the reinsurance recoverables and S&P had assigned both of these reinsurers a rating of AA-.
Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $302 million as of March 31, 2009 are expected to be collected from more than 90 reinsurers which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
Ongoing operations	Recoverable	of Total	by Collateral

AA- (Single reinsurer)	$41	14%	0%
AA- or higher (All other reinsurers)	43	14%	0%
A (Single reinsurer)	31	10%	0%
A+ to A- (All other reinsurers)	96	32%	4%
Unrated (Single reinsurer)	35	12%	91%
Below A- or unrated (All other reinsurers)	56	18%	25%

Total	$302	100%	16%

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2009, the Company’s recoverables related to these segments were net of a reserve of $12 million.
Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.
Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the Other assets, including other intangibles caption and the liability related to GMIB is recorded in the Accounts payable, accrued expenses, and other liabilities caption on the Company’s Consolidated Balance Sheets (see Notes 7 and 16 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident of $178 million as of March 31, 2009 are expected to be collected from more than 100 retrocessionaires which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
Run-off Reinsurance segment	Recoverable	of Total	by Collateral

AA- or higher (All reinsurers)	$38	21%	9%
A (Single reinsurer)	64	36%	61%
A- (Single reinsurer)	33	19%	0%
A+ to A- (All other reinsurers)	21	12%	1%
Below A- or unrated (All reinsurers)	22	12%	23%

	$178	100%	26%

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2009, the Company’s recoverables related to this segment were net of a reserve of $11 million.
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
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of March 31, 2009, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Effects of reinsurance. In the Company’s Consolidated Statements of Income, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Ceded premiums and fees
Individual life insurance and annuity business sold	$51	$58
Other	60	59

Total	$111	$117

Reinsurance recoveries
Individual life insurance and annuity business sold	$68	$89
Other	58	53

Total	$126	$142

Note 11 — Pension and Other Postretirement Benefit Plans
The Company’s postretirement benefit liability adjustment decreased by $7 million pre-tax ($4 million after-tax) for the three months ended March 31, 2009, and $6 million pre-tax ($3 million after-tax) for the three months ended March 31, 2008, resulting in increases to shareholders’ equity. The decrease in the liability for each period was primarily due to net amortization of actuarial losses.
Pension benefits. Components of net pension cost were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Service cost	$21	$18
Interest cost	61	61
Expected long-term return on plan assets	(60)	(59)
Amortization of:
Net loss from past experience	17	14
Prior service cost	(3)	(2)

Net pension cost	$36	$32

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006, which requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008. The Company made $300 million in domestic pension plan contributions in the first quarter of 2009, and expects to make additional contributions of $110 million for the remainder of 2009.
Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Service cost	$—	$1
Interest cost	6	6
Expected long-term return on plan assets	—	—
Amortization of:
Net gain from past experience	(2)	(2)
Prior service cost	(5)	(4)

Net other postretirement benefit cost	$(1)	$1

Note 12 — Debt

	March 31,	December 31,
(In millions)	2009	2008
Short-term:
Commercial paper	$373	$299
Current maturities of long-term debt	4	2

Total short-term debt	$377	$301

Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Note due 2018	300	300
6.37% Note due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	10	14

Total long-term debt	$2,086	$2,090

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
On March 14, 2008, the Company entered into a new commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use its credit agreement for funding. In October 2008, the Company added an additional dealer to its Program. As of March 31, 2009, the Company had $373 million in commercial paper outstanding at a weighted average interest rate of 2.70%.

Note 13 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for run-off settlement annuity business. Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended March 31,
2009
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$43	$(13)	$30
Plus: reclassification adjustment for losses included in shareholders’ net income	33	(12)	21

Net unrealized appreciation, securities	$76	$(25)	$51

Net unrealized appreciation, derivatives	$17	$(6)	$11

Net translation of foreign currencies	$(44)	$16	$(28)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$7	$(3)	$4

2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(30)	$11	$(19)
Plus: reclassification adjustment for losses included in shareholders’ net income	26	(9)	17

Net unrealized depreciation, securities	$(4)	$2	$(2)

Net unrealized depreciation, derivatives	$(12)	$4	$(8)

Net translation of foreign currencies	$(8)	$2	$(6)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$6	$(3)	$3

Note 14 — Income Taxes
During the first quarter of 2009, the IRS completed its examination of the Company’s 2005 and 2006 consolidated federal income tax returns, resulting in an increase to shareholders’ net income of $21 million ($20 million in continuing operations and $1 million in discontinued operations). This increase reflects a reduction in net unrecognized tax benefits of $8 million ($17 million reported in income tax expense, partially offset by a $9 million pre-tax charge) and a reduction of interest and penalties of $13 million (reported in income tax expense).
Gross unrecognized tax benefits declined by $39 million during the first quarter of 2009, primarily due to the completion of the 2005 and 2006 IRS examinations. However, as noted above, the effect on shareholders’ net income was only $8 million related to the completion of the IRS examinations. There were other non-audit related changes in net unrecognized tax benefits, resulting in a net increase to shareholders’ net income due to the reduction of unrecognized tax benefits of $6 million in the first quarter of 2009.
Over the next 12 months, the Company has determined it reasonably possible that the level of unrecognized tax benefits could increase or decrease significantly, subject to developments in certain matters in dispute with the IRS. It is also considered reasonably possible there could be a significant change in the level of valuation allowances recorded against deferred tax benefits of the reinsurance operations and certain unrealized investment losses within the next 12 months. The Company, however, is currently unable to reasonably estimate the potential impact of such changes.

During the first quarter of 2009, final resolution was reached for one of the two disputed issues associated with the IRS examination of the 2003 and 2004 consolidated federal income tax returns. The second of these disputed matters remains unresolved and will be proceeding to litigation. Due to the nature of the litigation process, the timing of the resolution of this matter is uncertain. In addition, two unresolved issues remain from the IRS examination of the 2005 and 2006 consolidated federal income tax returns, which have now moved to the administrative appeals level. One of these unresolved issues is the same matter which remains in dispute from the prior IRS examination.
The Company has historically accrued U.S. income taxes on the undistributed earnings of foreign subsidiaries because the Company has not considered such earnings to be permanently invested overseas. Management is currently assessing whether undistributed earnings of certain foreign operations may meet the “permanently invested overseas” criteria and, if so, the Company’s consolidated effective tax rate may decrease in future reporting periods.
Note 15 — Segment Information
The Company’s operating segments generally reflect groups of related products, except for the International segment which is generally based on geography. In accordance with GAAP, operating segments that do not require separate disclosure have been combined into Other Operations. The Company measures the financial results of its segments using “segment earnings (loss),” which subsequent to the implementation of SFAS No. 160, is defined as shareholders’ income (loss) from continuing operations excluding after-tax realized investment gains and losses.
Summarized segment financial information was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,289	$3,064
Disability and Life	701	661
International	439	475
Run-off Reinsurance	121	57
Other Operations	44	46
Corporate	(14)	(13)

Total	$4,580	$4,290

Shareholders’ income (loss) from continuing operations
Health Care	$155	$114
Disability and Life	63	68
International	42	52
Run-off Reinsurance	(26)	(189)
Other Operations	19	22
Corporate	(22)	(21)

Segment Earnings	231	46
Realized investment gains (losses), net of taxes	(24)	9

Shareholders’ income from continuing operations	$207	$55

Note 16 — Contingencies and Other Matters
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
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2009, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.8 billion as of March 31, 2009. Approximately 77% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of March 31, 2009. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the SFAS No. 157 fair value hierarchy. See Note 7 for further information on the fair value hierarchy.
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
The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:
•	No annuitants surrendered their accounts;

•	All annuitants lived to elect their benefit;

•	All annuitants elected to receive their benefit on the next available date (2009 through 2014); and

•	All underlying mutual fund investment values remained at the March 31, 2009 value of $1.1 billion with no future returns.

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
Certain Other Guarantees. The Company had indemnification obligations to lenders of up to $203 million as of March 31, 2009 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2009 through 2017. The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2009.
As of March 31, 2009, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had additional liabilities for these guarantees of $5 million as of March 31, 2009.
The Company had indemnification obligations as of March 31, 2009 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2009.
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
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 26% of the segment’s revenues for the three months ended March 31, 2009. South Korea generated 32% of the segment’s earnings for the three months ended March 31, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
Litigation and Other Legal Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs. Litigation of income tax matters is accounted for under the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. Further information can be found in Note 14. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.
Managed care litigation. On April 7, 2000, several pending actions were consolidated in the United States District Court for the Southern District of Florida in a multi-district litigation proceeding captioned In re Managed Care Litigation challenging, in general terms, the mechanisms used by managed care companies in connection with the delivery of or payment for health care services. The consolidated cases include Shane v. Humana, Inc., et al., Mangieri v. CIGNA Corporation, Kaiser and Corrigan v. CIGNA Corporation, et al. and Amer. Dental Ass’n v. CIGNA Corp. et al.
In 2004, the court approved a settlement agreement between the physician class and CIGNA. However, a dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is in arbitration. Separately, in 2005, the court approved a settlement between CIGNA and a class of non-physician health care providers. Only the American Dental Association case remains unresolved. On March 2, 2009, the Court dismissed five of the six counts of the complaint with prejudice. On March 20, 2009, the Court declined to exercise supplemental jurisdiction over the remaining state law claim and dismissed the case. Plaintiffs filed a notice of appeal on April 17, 2009. CIGNA denies the allegations and will continue to vigorously defend itself.
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
Ingenix. On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers. The Company received four subpoenas from the New York Attorney General’s office in connection with this investigation and responded appropriately. On February 17, 2009, the Company entered into an Assurance of Discontinuance resolving the investigation. In connection with the industry-wide resolution, the Company will contribute $10 million to the establishment of a new non-profit company that will compile and provide the data currently provided by Ingenix. In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information. The Company is responding appropriately. Since January 2009, the Company has received and is responding to inquiries regarding the use of Ingenix data from the Texas Attorney General and the Departments of Insurance in Illinois, Florida, Vermont and Georgia.
The Company is also a defendant in putative class actions brought on behalf of members (Franco et al. v. Connecticut General Life Insurance Co. et al. and Chazen et al. v. Connecticut General Life Insurance Co. et al.), and three putative class actions brought on behalf of providers (AMA et al. v. Connecticut General Life Insurance Co. et al., Shiring et al. v. CIGNA Corp. et al. and Pain Management and Surgery Center of Southern Indiana et al. v. CIGNA Corp. et al.), asserting that due to the use of Ingenix data, the Company improperly underpaid claims, an industry-wide issue. The Franco putative class action, filed on March 22, 2004 in federal district court in New Jersey, asserts claims under ERISA and the RICO statute on behalf of members of CIGNA plans. Plaintiff seeks to recover alleged underpayments in relation to out-of-network claims for the period from 1998 to present. In 2008, the court denied the Company’s motion to dismiss for lack of standing while indicating that the named plaintiff’s unique situation might undermine her adequacy as a class representative. The parties are conducting significant discovery, and we expect the class certification hearing to occur in the third quarter of 2009. On August 15, 2008, a second putative member class action was filed in federal district court in New Jersey on behalf of a different class representative, David Chazen. The Chazen complaint asserts claims under ERISA and New Jersey state law for the time period 2002 to present. On February 9, 2009, the AMA putative provider class action was filed in federal district court in New Jersey. The complaint asserts claims under ERISA, the RICO statute and the Sherman Antitrust Act for the time period 2005 to the present. On April 17, 2009, a second putative provider class action, Shiring, was filed in federal district court in New Jersey, asserting claims on behalf of non-physician providers for the time period 2005 to present. On April 14, 2009, a third putative provider class action, Pain Management and Surgery Center of Southern Indiana, was filed in federal district court in Indiana, asserting claims under ERISA, the RICO statute and the Sherman Antitrust Act. The alleged damages period is 1999 to the present for the ERISA claims and 2005 to the present for the RICO and Antitrust claims. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INDEX

Introduction	34
Consolidated Results of Operations	36
Critical Accounting Estimates	38
Segment Reporting
Health Care	39
Disability and Life	44
International	45
Run-off Reinsurance	47
Other Operations	49
Corporate	50
Discontinued Operations	50
Industry Developments and Other Matters	51
Liquidity and Capital Resources	52
Investment Assets	56
Market Risk	58
Cautionary Statement	59
INTRODUCTION
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2009”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (MD&A), including in the Cautionary Statement beginning on page 59. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
The following discussion addresses the financial condition of the Company as of March 31, 2009, compared with December 31, 2008, and its results of operations for the three months ended March 31, 2009 compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s 2008 Form 10-K, to which the reader is directed for additional information.
The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.
Certain reclassifications and restatements have been made to prior period amounts to conform to the presentation of 2009 amounts. In addition, certain amounts have been restated as a result of the adoption of new accounting pronouncements. See Note 2 to the Consolidated Financial Statements for additional information.
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
The Company generates revenues, shareholders’ net income and cash flow from ongoing operations by:
•	maintaining and growing its customer base;

•	charging prices that reflect emerging experience;

•	investing available cash at attractive rates of return for appropriate durations; and

•	effectively managing other operating expenses.
The Company’s ability to increase revenue, shareholders’ net income and operating cash flow is directly related to its ability to execute on its strategic initiatives, the success of which is measured by certain key factors as discussed below.
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
Run-off Operations
Effectively managing the various exposures of its run-off operations is important to the Company’s ongoing profitability, operating cash flows and available capital. The results are influenced by a range of economic factors, especially movements in equity markets and interest rates. Results are also influenced by behavioral factors, including future partial surrender election rates for guaranteed minimum death benefits (GMDB) contracts and annuity election rates for guaranteed minimum income benefits (GMIB) contracts, as well as the collection of amounts recoverable from retrocessionaires. In order to manage these risks, the Company operates a GMDB equity hedge program to substantially reduce the impact of equity market movements. The Company actively monitors the performance of the hedge program, and evaluates the cost/benefit of hedging other risks. The Company also actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted. We also perform regular audits of the ceding companies to ensure treaty compliance that premiums received and claims paid are properly reflective of the underlying risks and to maximize the probability of subsequent collection of claims from retrocessionaires. Finally, the Company monitors the credit standing of the retrocessionaires.
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
The Company seeks to improve the performance of and profitably grow its ongoing businesses and manage the risks associated with the run-off reinsurance operations.

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
See Note 3 to the Consolidated Financial Statements for additional information.
CONSOLIDATED RESULTS OF OPERATIONS
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2009	2008
Premiums and fees	$4,051	$3,851
Net investment income	229	265
Mail order pharmacy revenues	312	296
Other revenues	217	143
Realized investment gains (losses)	(36)	14

Total revenues	4,773	4,569
Benefits and expenses	4,500	4,495

Income from continuing operations before taxes	273	74
Income taxes	65	18

Income from continuing operations	208	56
Shareholders’ income from discontinued operations, net of taxes	1	3

Net income	209	59
Less: Net income attributable to noncontrolling interests	1	1

Shareholders’ net income	$208	$58

Amounts attributable to CIGNA
Shareholders’ income from continuing operations	207	55
Shareholders’ income from discontinued operations	1	3

Shareholders’ net income	$208	$58

Realized investment gains (losses), net of taxes	$(24)	$9

Special Items
In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and shareholders’ income from continuing operations, presented below are special items, which management believes are not representative of the underlying results of operations.
SPECIAL ITEMS

	Pre-Tax	After-Tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
Three months ended March 31,
2009
Completion of IRS examination	$(9)	$20

2008
Charges related to litigation matters	$(37)	$(24)

The special item for 2009 is a result of the completion of the 2005 and 2006 IRS examinations. See Note 14 to the Consolidated Financial Statements for additional information.
The special item for 2008 consisted of charges related to certain litigation matters which were reported in the Health Care segment.
Overview of March 31, 2009 Consolidated Results of Operations
Shareholders’ income from continuing operations for the first three months of 2009 increased significantly compared with the first three months of 2008, as a result of:
•	Significantly lower losses from the Run-off Reinsurance segment in 2009, primarily due to the absence of the $131 million charge in the GMIB business resulting from the adoption of Statement of Financial Accounting Standards No. (SFAS No.) 157. In addition, absent the implementation charge, GMIB results for the first three months of 2009 were favorable compared with the first three months of 2008. This favorable effect was partially offset by unfavorable 2009 results in the GMDB business. See the Run-off Reinsurance section of the MD&A beginning on page 47 for additional information;

•	The favorable impact of the completion of the 2005 and 2006 IRS examination. The net favorable effect of the IRS examination on continuing operations of $20 million is being reported as a special item;

•	The absence of the litigation charge in the first quarter of 2008 reported as a special item; and

•	Higher segment earnings in Health Care.
Partially offsetting these favorable effects were lower segment earnings in the remaining segments and higher net realized investment losses in 2009 primarily due to the absence of a significant gain on the sale of real estate reported in the first quarter of 2008. See the Investment Assets section of the MD&A beginning on page 56 for more information.
Outlook for 2009
The Company expects full-year 2009 shareholders’ income from continuing operations, excluding realized investment results, the results of the GMIB business, and special items, to be higher than 2008 due to lower losses in the Run-off Reinsurance segment. Overall earnings in the ongoing operating segments are expected to be in line with 2008. This outlook includes an assumption that results of the GMDB business will be approximately break-even for the remainder of 2009. This assumption reflects Management’s view that the long-term reserve assumptions are appropriate and that equity market conditions and volatility will stabilize in 2009. The Company’s outlook is subject to the factors cited in the Cautionary Statement and the sensitivities discussed in the Critical Accounting Estimates section of the MD&A in the Company’s 2008 Form 10-K. If the unfavorable equity market and interest rate movements continue, the Company could experience additional losses related to the GMDB business.

Information is not available for management to reasonably estimate the future results of the GMIB business, realized investment gains (losses), or to identify or reasonably estimate special items in 2009. However, if unfavorable equity market and interest rate movements continue, the Company could also experience additional losses related to the GMIB business and investment impairments. Potential losses related to the GMDB and GMIB businesses, as well as investment impairments, could adversely impact the Company’s consolidated results of operations and financial condition, and could reduce the capital of the Company’s insurance subsidiaries as well as their dividend paying capabilities. Special items for the remainder of 2009 may include impacts associated with a cost reduction initiative, employee benefits changes and debt-related expenses.
Revenues
Total revenue increased by 4% for the first three months of 2009, compared with the first three months of 2008. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees increased by 5% for the first three months of 2009, compared with the first three months of 2008 reflecting the impact of the acquired business and growth in the Disability and Life segment. See segment reporting discussions for additional detail and drivers.
Net Investment Income
Net investment income decreased 14% in the first three months of 2009, compared with the first three months of 2008 primarily due to lower yields driven by declines in short-term interest rates and lower income from security partnerships and real estate funds, which reflects declines in market values due to the deterioration in economic conditions.
Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased 5% in the first three months of 2009, compared with the first three months of 2008 due to rate increases.
Other Revenues
Excluding the impact of the futures contracts associated with the GMDB equity hedge program, other revenues were level in the first three months of 2009, compared with the first three months of 2008. In 2009, the Company reported gains of $117 million associated with the GMDB equity hedge program, compared with gains of $42 million in 2008. The gains in 2009 and 2008 primarily reflect the declines in stock market values.
Realized Investment Results
Realized investment results in the first three months of 2009 were lower than the first three months of 2008, primarily due to the absence of a real estate gain reported in the first three months of 2008. In addition, the Company reported higher losses associated with its hybrid securities for which fair value changes are reported in realized investment losses. These losses primarily reflect continued market pressure in the financial sector. See Note 8 to the Consolidated Financial Statements for additional information.
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

The Company’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the Company’s 2008 Form 10-K beginning on page 49 and are as follows:
•	future policy benefits — guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	accounts payable, accrued expenses and other liabilities, and other assets — guaranteed minimum income benefits;
•	reinsurance recoverables for Run-off Reinsurance;
•	accounts payable, accrued expenses and other liabilities — pension liabilities; and
•	investments — fixed maturities.
The Company regularly evaluates items which may impact critical accounting estimates. During the three months ended March 31, 2009, the Company updated the following critical accounting estimates:
Investments — Fixed Maturities. Losses for “other-than-temporary” impairments of fixed maturities must be recognized in shareholders’ net income based on an estimate of fair value by management. Determining whether a decline in value is “other-than-temporary” includes an evaluation of the reasons for, the significance of, and the duration of the decrease in value of the security and the Company’s ability and intent to hold the security until recovery. For all fixed maturities with cost in excess of their fair value, if this excess was determined to be “other-than-temporary”, the Company’s shareholders’ net income as of March 31, 2009 would have decreased by approximately $420 million after-tax. See Note 8 to the Consolidated Financial Statements for more information.
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
SEGMENT REPORTING
Operating segments generally reflect groups of related products, but the International segment is generally based on geography. The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as shareholders’ income (loss) from continuing operations excluding after-tax realized investment gains and losses.
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

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2009	2008
Premiums and fees	$2,911	$2,704
Net investment income	34	47
Mail order pharmacy revenues	312	296
Other revenues	66	64

Segment revenues	3,323	3,111

Mail order pharmacy cost of goods sold	252	239
Benefits and other expenses	2,833	2,696

Benefits and expenses	3,085	2,935

Income before taxes	238	176
Income taxes	83	62

Segment earnings	$155	$114

Realized investment gains (losses), net of taxes	$(5)	$9

Special items (after-tax) included in segment earnings:
Completion of IRS examination	$1	$—
Charge related to litigation matters	$—	$(24)
The Health Care segment’s earnings for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, were favorably impacted by the absence of the following items recorded in the first quarter of 2008:
•	$4 million after-tax of incremental medical costs related to higher than expected upper respiratory inpatient claims; and
•	$7 million after-tax related to an adjustment to a large experience-rated life and non-medical account in run-out.
Excluding these items and the special items noted in the table above, segment earnings for the three months ended March 31, 2009 were higher compared to the three months ended March 31, 2008 reflecting:
•	earnings from the acquired business (effective April 1, 2008), primarily in stop loss;
•	favorable medical cost ratio in the guaranteed cost business reflecting pricing actions in excess of medical cost trend; and
•	higher active case margins in the experience-rated business.
These favorable effects were largely offset by:
•	lower membership, particularly in the guaranteed cost and experience-rated businesses;
•	lower investment income, primarily reflecting lower real estate and security partnership income; and
•	lower Medicare Part D margins.

Revenues
The table below shows premiums and fees for the Health Care segment:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Medical:
Guaranteed cost excluding voluntary / limited benefits (1),(2)	$797	$890
Voluntary / Limited Benefits	60	50
Experience-rated (2),(3)	432	493
Stop loss	333	160
Dental	186	199
Medicare	138	95
Medicare Part D	91	103
Other (4)	131	129

Total medical	2,168	2,119
Life and other non-medical	50	36

Total premiums	2,218	2,155
Fees (2),(5)	693	549

Total premiums and fees	$2,911	$2,704

(1)	Includes guaranteed cost premiums primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue for specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $26 million for the three months ended March 31, 2009 and $24 million for the three months ended March 31, 2008.
Premiums and fees increased by 8% for the three months ended March 31, 2009, compared with the three months ended March 31, 2008, primarily reflecting:
•	the impact of the acquired business, principally in stop loss;
•	increases in the Medicare private fee for service business due to membership growth; and
•	higher service fees due to increased membership principally reflecting the acquired business, and rate increases.
These factors were partially offset by decreases due to membership declines in the experience-rated and guaranteed cost business, with the latter driven by commercial HMO, both partially offset by rate increases.
Net investment income decreased by 28% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 primarily reflecting lower real estate and security partnership income.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Medical claims expense	$1,780	$1,744
Other benefit expenses	48	49
Mail order pharmacy cost of goods sold	252	239
Other operating expenses	1,005	903

Total benefits and expenses	$3,085	$2,935

Medical claims expense increased 2% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 largely due to the impact of the acquired business and membership growth in the Medicare private fee for service business. In addition, medical trend was largely offset by lower risk and experience-rated membership.
Other operating expenses include expenses related to:
•	integration costs associated with the acquired business;
•	both retail and mail order pharmacy;
•	disease management;
•	voluntary and limited benefits; and
•	Medicare claims administration businesses.
Excluding the items noted above, other operating expenses increased for the three months ended March 31, 2009, compared with the three months ended March 31, 2008, primarily due to expenses related to the acquired business (effective April 1, 2008), as well as a modest increase in information technology related expenses.
Other Items Affecting Health Care Results
Medical Membership
The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims. As of March 31, 2009, estimated medical membership was as follows:

(In thousands)	2009	2008
Guaranteed cost excluding voluntary/limited benefits (1)	790	945
Voluntary/limited benefits	231	205
Medicare	47	33

Total guaranteed cost	1,068	1,183
Experience-rated (2)	804	912
Service	9,497	8,279

Total medical membership	11,369	10,374

(1)	Includes guaranteed cost members primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Includes minimum premium members, who have a risk profile similar to experience-rated members.

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
Reducing other operating expenses. The Company operates in an intensely competitive marketplace and its ability to establish a fully competitive cost advantage is key to achieving its initiatives. Accordingly, the Company is focused on reducing operating expenses in three key areas primarily to facilitate operating efficiency and responsiveness to customers. These three areas include: customer acquisition, which encompasses spending on sales, the account management process, underwriting and marketing; fulfillment, mainly claims processing and billing; and reducing overhead in various administrative and staffing functions. In connection with these efforts, in the fourth quarter of 2008, the Company completed a review of staffing levels and organization and announced a plan to reorganize its business model and supporting areas to more tightly align the ongoing operating segments. The Company expects to take additional actions during 2009 to further reduce operating expenses and improve its competitive cost position in the marketplace. These actions could include additional job eliminations through consolidation of functions and real estate locations, purchasing-related activities and employee benefit changes.
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
The Company is also focused on segment and product expansion. In segments, our focus is predominantly in the “Select” (employers with 51-250 employees), small business (employers with 2-50 employees) and individual segments. We also expect to expand our voluntary capabilities and to focus on health as well as pharmacy and dental. As part of its effort to achieve these objectives, the Company completed the acquisition of Great-West Healthcare of Denver, Colorado on April 1, 2008. Also, our Star HRG acquisition serves as our platform to further develop our voluntary portfolio. These acquisitions will enable the Company to broaden its distribution reach and provider network, particularly in the western regions of the United States, and expand the range of health benefits and product offerings. Additionally, the Company has recently developed new product offerings for both our guaranteed cost and experienced-rated portfolios. Driving additional cross selling is also key to our value proposition. We are expanding network access for our dental product and improving network flexibility to ensure better alignment with our customers’ needs. Also, with the acquisition of Great-West Healthcare, we will be working in 2009 to transition this book to CIGNA pharmacy and increase penetration across the entire book.

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
The Company is focused on continuing to effectively manage medical utilization and unit costs. The Company believes that by increasing the quality of medical care and improving access to care we can drive reductions in total medical cost and better outcomes, resulting in healthier members. To help achieve this, the Company continues to focus on contracting with providers, enhancing clinical activities, as well as engaging our members and clients/employers. In addition, the Company seeks to strengthen its network position in selected markets. In connection with the Great-West Healthcare acquisition in April 2008, the Company has made significant progress converting and integrating these acquired members to its extensive preferred provider network which offers access to a broad range of utilization review and case management services at a reduced medical cost. The integration is progressing well, with savings from medical cost management initiatives (including contract integration and enhancement of clinical activities) projected to be on target, with most to be achieved by the end of 2009.
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
Disability and Life Segment
Segment Description
The Disability and Life segment includes group disability, life, accident and specialty insurance and case management services for disability and workers’ compensation.
Key factors for this segment are:
•	premium and fee growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2009	2008
Premiums and fees	$672	$631
Net investment income	57	64
Other revenues	29	30

Segment revenues	758	725
Benefits and expenses	678	629

Income before taxes	80	96
Income taxes	17	28

Segment earnings	$63	$68

Realized investment losses, net of taxes	$(10)	$(2)

Special item (after-tax) included in segment earnings:
Completion of IRS examination	$5	$—
Segment earnings include the favorable after-tax impact of reserve studies of $9 million for the three months ended March 31, 2009 and $3 million for the three months ended March 31, 2008. Excluding the impact of reserve studies and the special item noted above, segment earnings decreased due to less favorable life and disability claims experience, lower net investment income and a slightly higher expense ratio, partially offset by favorable accident claims experience.
Revenues
Premiums and fees increased 6% for the three months ended March 31, 2009 reflecting new sales growth and strong customer retention in the disability and life lines of business partially offset by less favorable customer retention in the accident and specialty lines of business.
Net investment income decreased 11% for the three months ended March 31, 2009 reflecting lower yields and lower real estate and security partnership income.
Benefits and Expenses
Benefits and expenses include the favorable pre-tax impact of reserve studies of $13 million for the three months ended March 31, 2009 and $5 million for the three months ended March 31, 2008. Excluding the impact of the reserve studies, benefits and expenses increased 9%, primarily reflecting business growth and less favorable claims experience in the life and disability businesses and a slightly higher expense ratio. The less favorable life claims experience was driven by a higher average size of death claims. The less favorable disability claims experience was driven by higher new claims partially offset by higher resolutions. The higher expense ratio reflects investments in the claim operations and strategic information technology initiatives.
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

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2009	2008
Premiums and fees	$434	$472
Net investment income	16	20
Other revenues	5	3

Segment revenues	455	495
Benefits and expenses	390	414

Income before taxes	65	81
Income taxes	22	28
Income attributable to noncontrolling interest	1	1

Segment earnings	$42	$52

Impact of foreign currency movements included in segment earnings	$(9)	$1

Realized investment losses, net of taxes	$(2)	$—

Special item (after-tax) included in segment earnings:
Completion of IRS examination	$1	$—
Excluding the special item noted in the table above, International segment earnings decreased 21% for the three months ended March 31, 2009, compared with the three months ended March 31, 2008. The decrease is primarily due to unfavorable currency movements, mostly in South Korea, and unfavorable claims experience in the expatriate benefits business, partially offset by strong fundamental revenue growth and continued competitively strong margins in the life, accident and supplemental health business. International segment earnings, excluding the impact of foreign currency movements and the special item noted in the table above, decreased 4% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The impact of foreign currency movements is calculated by comparing the reported results to what the results would have been had the monthly average exchange rates remained constant with the prior year’s comparable period exchange rates.
Revenues
Premiums and fees. The decrease in premiums and fees of 8% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 was primarily attributable to unfavorable currency movements, partially offset by new sales growth in the life, accident and supplemental health insurance operations, particularly in South Korea, and membership growth in the expatriate employee benefits business.
Premiums and fees, excluding the effect of foreign currency movements, were: $528 million for the three months ended March 31, 2009 and $464 million for the three months ended March 31, 2008. Excluding the effect of foreign currency movements, premiums and fees increased 12% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.
Benefits and Expenses
Benefits and expenses decreased 6% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 primarily due to foreign currency movements, partially offset by business growth in all lines of business, and higher loss ratios in the expatriate benefits business.
Loss ratios increased in the expatriate benefits business for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 due to claims volatility.
Expense ratios decreased for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 reflecting effective expense management.

Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 26% of the segment’s revenues and 32% of the segment’s earnings for the three months ended March 31, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
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
The determination of liabilities for GMDB and GMIB required the Company to make critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 6 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 7 to the Consolidated Financial Statements.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2009	2008
Premiums and fees	$6	$16
Net investment income	24	22
Other revenues	115	41

Segment revenues	145	79
Benefits and expenses	185	375

Loss before income tax benefits	(40)	(296)
Income tax benefits	(14)	(107)

Segment loss	$(26)	$(189)

Realized investment gains (losses), net of taxes	$(3)	$2

Results of GMIB business (after-tax) included in segment loss:
Charge on adoption of SFAS No. 157 for GMIB contracts	$—	$(131)
Results of GMIB business excluding charge on adoption	$23	$(64)

Segment losses for the three months ended March 31, 2009 included a gain from the GMIB business of $23 million, and a loss from the GMDB business of $49 million. The gain in GMIB was primarily related to increases in interest rates, partially offset by declines in equity markets and decreases in lapse assumptions, while the loss in GMDB primarily reflects declines in equity markets. Segment losses for the three months ended March 31, 2008 included GMIB losses of $195 million, including the charge on adoption of SFAS No. 157 and the impact of declines in equity markets and interest rates. Excluding the results of the GMIB and GMDB businesses, segment earnings for Run-off Reinsurance were lower for the three months ended March 31, 2009 than for the three months ended March 31, 2008, reflecting reduced favorable settlement activity related to personal accident and workers’ compensation.

Other Revenues
Other revenues included pre-tax gains from futures contracts used in the GMDB equity hedge program (see Note 6 to the Consolidated Financial Statements) of $117 million for the three months ended March 31, 2009, compared with pre-tax gains of $42 million for the three months ended March 31, 2008. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). The notional amount of the futures contract positions held by the Company at March 31, 2009 related to this program was $1.2 billion.
Benefits and Expenses
Benefits and expenses were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2009	2008
GMIB (income) expense	$(32)	$304
Other benefits and expenses	217	71

Benefits and expenses	$185	$375

GMIB Expense. Under SFAS No. 157, the Company’s results of operations are expected to be volatile in future periods because assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities.
The GMIB business generated pre-tax gains of $32 million for the three months ended March 31, 2009 primarily as a result of increases in interest rates since December 31, 2008 of $78 million, partially offset by:
•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposures: $19 million;
•	updates to the risk and profit charge estimate: $2 million;
•	updates to the lapse assumption: $13 million; and
•	other amounts including experience varying from assumptions: $12 million.
Included in benefits and expenses for the three months ended March 31, 2008 was a pre-tax charge of $202 million for the adoption of SFAS No. 157, which is discussed further in Note 2 to the Consolidated Financial Statements. Excluding the one-time implementation effect of adopting SFAS No. 157, the net loss driven by an increase in the net GMIB liability of $102 million for the three months ended March 31, 2008 was primarily due to:
•	decreases in interest rates since December 31, 2007: $47 million;
•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposures: $37 million;
•	updates to the risk and profit charge estimate: $11 million; and
•	other amounts including experience varying from assumptions: $7 million.
The GMIB liabilities and related assets are calculated using a complex internal model and assumptions from the viewpoint of a hypothetical market participant. This resulting liability (and related asset) is higher than the Company believes will ultimately be required to settle claims primarily because market-observable interest rates are used to project growth in account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant. The Company’s payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected. Management does not believe that current market-observable interest rates reflect actual growth expected for the underlying mutual funds over that timeframe, and therefore believes that the recorded liability and related asset do not represent what will ultimately be required as this business runs off.
However, the significant decline in financial markets during the latter half of 2008 and into early 2009 has had an unfavorable impact on the GMIB business. Significant declines in mutual fund values that underlie the contracts (increasing the exposure to the Company) together with declines in the 7-year Treasury rate during 2008 (used to determine claim payments) increased the expected amount of claims that will be paid out for contractholders who choose to annuitize while these conditions continue. It is also possible that these unfavorable market conditions will have an impact on the level of contractholder annuitizations, particularly if these unfavorable market conditions persist for an extended period.

Other Benefits and Expenses. For the three months ended March 31, 2009, the Company recorded additional other benefits and expenses of $73 million ($47 million after-tax) primarily to strengthen GMDB reserves following an analysis of experience. These amounts were primarily due to:
•	adverse impacts of overall market declines of $50 million ($32 million after-tax). This includes (a) $39 million ($25 million after-tax) primarily related to the provision for future partial surrenders and (b) $11 million ($7 million after-tax) related to declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the GMDB equity hedge program;
•	adverse volatility-related impacts of $11 million ($7 million after-tax) due to turbulent equity market conditions, including higher than expected claims and the performance of the diverse mix of equity fund investments held by contractholders being different than expected; and
•	adverse interest rate impacts of $12 million ($8 million after-tax). Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance.
In addition to the reserve strengthening discussed above, other benefits and expenses were higher for the three months ended March 31, 2009 than for the three months ended March 31, 2008 due to the impact of changes in the equity markets on GMDB contracts. Equity market declines result in decreases in the underlying annuity account values, which increases the exposure under the contracts. Although equity markets decreased in both periods, the exposure over the three months ended March 31, 2009 was higher, leading to higher benefits expense. These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.
See Note 6 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.
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
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2009, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.
Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate-owned life insurance (COLI);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2009	2008
Premiums and fees	$28	$28
Net investment income	98	104
Other revenues	16	18

Segment revenues	142	150
Benefits and expenses	126	117

Income before taxes	16	33
Income taxes (benefits)	(3)	11

Segment earnings	$19	$22

Realized investment losses, net of taxes	$(4)	$—

Special items (after-tax) included in segment earnings:
Completion of IRS examination	$1	$—
Segment earnings for Other Operations for the three months ended March 31, 2009 declined compared with the three months ended March 31, 2008, reflecting lower COLI earnings driven by less favorable mortality as well as continuing decline in deferred gain amortization associated with sold businesses.
Corporate
Description
Corporate reflects amounts not allocated to segments, such as interest expense on corporate debt and on uncertain tax positions, certain litigation matters, net investment income on investments not supporting segment operations, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2009	2008
Segment loss	$(22)	$(21)

Special items (after-tax) included in segment loss:
Completion of IRS examination	$12	$—
Excluding the special item noted above (see Consolidated Results of Operations section of the MD&A beginning on page 36 for more information on special items), Corporate losses were higher for the three months ended March 31, 2009, compared with the three months ended March 31, 2008. The increase in losses primarily reflects higher net interest expense attributable to lower average invested assets and increased debt to finance the acquired business. In addition, directors’ expenses increased due to increases in the Company’s stock price in the first quarter of 2009 compared with a decrease in the first quarter of 2008.
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.
Discontinued operations for the three months ended March 31, 2009 primarily represented a tax benefit associated with a past divestiture related to the completion of the 2005 and 2006 IRS examinations.
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
In 1998, the Company sold its individual life insurance and annuity business to Lincoln National Life Insurance Company and its affiliates (“Lincoln”). Because this business was sold in an indemnity reinsurance transaction, the Company is not relieved of primary liability for the reinsured business and had reinsurance recoverables totaling $4.5 billion as of March 31, 2009. Lincoln has secured approximately 90% of its reinsurance obligations under these arrangements by placing assets into a trust which qualifies under Regulation 114 of the New York Insurance Department.
The Company’s remaining reinsurance recoverables are unsecured. If Lincoln does not maintain a specified financial strength rating, at the Company’s request, Lincoln is contractually required to provide additional assurance that it will meet its reinsurance obligations, to include placing assets in a trust to secure these remaining reinsurance recoverables.
Since the filing of the Company’s 2008 Form 10-K, Moody’s has downgraded the financial strength rating of the Lincoln affiliated reinsurer to A2 from A1 and S&P has downgraded its rating to AA- from AA. In light of the downgrades, the Company is closely monitoring the situation.
Ratings
CIGNA and certain of its insurance subsidiaries are rated by nationally recognized rating agencies. Ratings are always subject to change and there can be no assurance that CIGNA’s current ratings will continue for any given period of time. As of April 30, 2009, the current ratings of CIGNA and Connecticut General Life Insurance Company (CG Life), CIGNA’s principal subsidiary were as follows:

CIGNA Corporation
	CG Life	Debt Ratings
	Insurance		Commercial
	Ratings	Senior Debt	Paper
A.M. Best	A	—	—
Moody’s	A2	Baa2	P2
S&P	A	BBB	A2
Fitch	A	BBB	F2
The above table reflects during the first three months of 2009: (1) the affirmation of CG Life’s financial strength ratings at Moody’s and S&P and the affirmation of the Company’s senior debt rating at Moody’s; and (2) downgrades to CG Life’s financial strength rating at Fitch and downgrades to the Company’s debt ratings at S&P and Fitch.
CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support ratings that meet customers’ expectations, and to improving the earnings of the health care business. Ratings downgrades of CG Life could adversely affect new sales and retention of current business. Lower ratings at the parent company level would increase the cost to borrow funds.
There are certain other matters that present significant uncertainty, which could result in a material adverse impact on the Company’s consolidated results of operations. See Note 16 to the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company maintains liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and
•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities;
•	selling investments;
•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities; and
•	borrowing from its parent company.
Liquidity requirements at the parent level generally consist of:
•	debt service and dividend payments to shareholders; and
•	pension plan funding.
The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	collecting dividends from its subsidiaries;
•	using proceeds from issuance of debt and equity securities;
•	collecting pension contributions from subsidiaries in the amount of the GAAP expense charged; and
•	borrowing from its subsidiaries.
Cash flows for the three months ended March 31, were as follows:

(In millions)	2009	2008
Operating activities	$72	$352
Investing activities	$(166)	$(163)
Financing activities	$137	$690
Cash flow from operating activities consists of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with the Company’s GMDB equity hedge program, investment income, taxes, benefits and expenses.
Because certain income and expense transactions do not generate cash, and because cash transactions related to revenue and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flow from operating activities can be significantly different from shareholders’ net income. The Company assesses cash flows from operating activities by comparing it with adjusted income from operations, which is defined as shareholders’ income from continuing operations excluding the results of GMIB and special items, and further adjusted to exclude pre-tax realized investment results as well as depreciation and amortization charges.
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

2009:
Operating activities
For the three months ended March 31, 2009, cash flows from operating activities were less than adjusted income from operations by $198 million. Cash flows from operating activities include cash inflows of $117 million associated with the GMDB equity hedge program which did not affect shareholders’ net income. Excluding those inflows, cash flows from operating activities were lower than adjusted income from operations by $315 million, primarily reflecting contributions to the qualified domestic pension plan of $300 million in the first quarter of 2009.
Cash flows from operating activities decreased by $280 million compared with the three months ended March 31, 2008. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities decreased by $355 million. This decrease primarily reflects contributions to the qualified domestic pension plan of $300 million in the first quarter of 2009.
Investing activities
Cash used in investing activities was $166 million. This use of cash primarily consisted of net purchases of investments of $106 million and net purchases of property and equipment of $60 million.
Financing activities
Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt of $74 million. These borrowing arrangements were entered into for general corporate purposes. Financing activities also included net deposits to contractholder deposit funds of $51 million.
2008:
Operating activities
For the three months ended March 31, 2008, cash flows from operating activities exceeded adjusted income from operations by $39 million, primarily due to cash inflows of $42 million associated with futures contracts used by the Run-off Reinsurance segment which did not effect shareholders’ net income. Annual payments of incentive compensation in the first quarter were largely offset by the absence of federal tax payments.
Investing activities
Cash used in investing activities was funded from cash flow from operating activities, and primarily consisted of net purchases of investments of $88 million and net purchases of property and equipment of $68 million.
Financing activities
Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt and long-term debt of $248 million and $298 million, respectively. These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare. Financing activities also included net deposits to contractholder deposit funds of $50 million and proceeds from the issuance of common stock under the Company’s stock plans of $33 million.
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Interest expense	$38	$31

The increase in interest expense for the three months ended March 31, 2009 was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition. At March 31, 2009, the Company has recognized cumulative losses of $26 million pre-tax ($17 million after-tax) related to its treasury rate lock derivative in accumulated other comprehensive income. The Company expects to issue debt in the first half of 2009, and these cumulative losses would increase the effective interest rate recognized over the life of the debt. If the Company is unable to issue debt in the first half of 2009, this loss would be recognized as a reduction to results of operations in the second quarter of 2009.
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
The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce the Company’s ability to issue debt or equity securities. Significant volatility and deterioration of the equity markets during 2008 resulted in reduced retained earnings and reduced the capital available for growth, acquisitions, and share repurchase.
On March 14, 2008, the Company entered into a new commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use the Credit Agreement (see below) for funding. In October 2008, the Company added an additional dealer to its Program. As of March 31, 2009, the Company had $373 million in commercial paper outstanding, at a weighted average interest rate of 2.70%.
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
Liquidity and Capital Resources Outlook
At March 31, 2009, there was approximately $50 million in cash available at the parent company level. For the remainder of 2009, the parent company’s debt service consists of scheduled interest payments of approximately $105 million on outstanding long-term debt of $2.1 billion at March 31, 2009 and approximately $375 million of commercial paper that will mature over the next three months. There are no scheduled long-term debt repayments in 2009. The Company expects to refinance the commercial paper either by issuing long-term debt or re-issuing commercial paper. An issuance of long-term debt would increase scheduled interest payments in 2009.

The Company’s best estimate is that contributions to the domestic qualified pension plan for the full year of 2009 will be approximately $410 million pre-tax. The parent company’s primary funding sources for the full-year $410 million pre-tax contribution will be parent company tax benefits related to pension contributions and subsidiary contributions to the parent equal to pre-tax GAAP pension expense. The parent company would fund the estimated remaining $130 million net after-tax contribution with ongoing parent company cash sources including, but not limited to, subsidiary dividends.
During the first quarter of 2009, the Company contributed $300 million to its domestic qualified pension plan to satisfy minimum funding requirements. The contribution was funded through a combination of subsidiary dividends and short-term borrowings, both from subsidiaries and externally. The remaining $110 million will be contributed quarterly over the remainder of 2009.
These estimates do not include funding requirements related to the litigation matter discussed in Note 16 to the Consolidated Financial Statements, as management does not expect this matter to be resolved in 2009. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.
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
In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $400 million from Connecticut General Life Insurance Company (CGLIC) without prior state approval. As of March 31, 2009, the parent company had borrowed $80 million from CGLIC, which it expects to repay by the end of 2009. In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed line of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of March 31, 2009, the Company had an additional $800 million of borrowing capacity within the maximum debt leverage covenant in the line of credit agreement in addition to the $2.5 billion of debt outstanding as of March 31, 2009.
Though the Company believes it has adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect the Company’s ability to access those markets for additional borrowings or increase costs associated with borrowing funds.
Solvency regulation. Many states have adopted some form of the National Association of Insurance Commissioners (“NAIC”) model solvency-related laws and risk-based capital rules (“RBC rules”) for life and health insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer’s adjusted surplus to its risk-based capital falls below statutory required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.
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
Guarantees and Contractual Obligations
The Company, through its subsidiaries, is contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 16 to the Consolidated Financial Statements for additional information.
Contractual obligations. The Company has updated its contractual obligations previously provided on page 71 of the Company’s 2008 Form 10-K for certain items as follows:
•	other long-term liabilities associated with guaranteed minimum income benefits contracts as a result of the unfavorable equity market environment during the three months ended March 31, 2009;
•	future policy benefit liabilities associated with GMDB contracts as a result of unfavorable equity market during the first quarter of 2009.

		Less
		than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Future policy benefits	$12,094	$540	$1,091	$901	$9,562
Other long-term liabilities	$2,056	$877	$440	$222	$517
INVESTMENT ASSETS
The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 7, 8 and 13 to the Consolidated Financial Statements. More detailed information about the fixed maturities and mortgage loan portfolios by type of issuer, maturity dates, and, for mortgages by property type and location is included in Notes 2, 11, 12 and 15 to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.
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
As of March 31, 2009, the Company’s mix of investments and their primary characteristics have not materially changed since December 31, 2008. The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of March 31, 2009. The Company’s commercial mortgage loans continue to be diversified by property type, location and borrower to reduce exposure to potential losses.

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
The Company recognizes interest income on “problem” bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2009 and 2008.
The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
March 31, 2009
Problem bonds	$97	$(50)	$47
Potential problem bonds	$164	$(14)	$150
Problem commercial mortgage loan	$59	$—	$59
Potential problem commercial mortgage loans	$89	$—	$89

December 31, 2008
Problem bonds	$94	$(59)	$35
Potential problem bonds	$140	$(14)	$126
Potential problem commercial mortgage loans	$92	$—	$92
Summary
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Credit-Related	$7	$2
Other (1)	7	8

Total	$14	$10

(1)	Other primarily represents the impact of rising market yields on investments where the Company cannot demonstrate the intent and ability to hold until recovery.
The U.S. and global financial markets continued to experience significant challenges in the first quarter of 2009. While credit spreads eased modestly into quarter end, credit markets remain uncertain and volatile with future prospects heavily reliant on the success of government policy initiatives. Credit spreads remain at near historically high levels and market yields are elevated in spite of near record low Treasury rates. Both debt and equity markets are expected to remain volatile until confidence is restored. As a result of this economic environment, the credit risks in the Company’s investment portfolio remain elevated.

While market yield levels for new investments are higher, the market value of the Company’s existing investment portfolio remains depressed. The Company’s corporate fixed maturity and commercial mortgage loan portfolios are well diversified by borrower, sector, and geographic region, limiting exposure. However, if broad economic conditions and/or illiquidity in the capital markets persist or worsen, this would likely result in an increase in the severity and duration of the decline in asset values, and may cause the Company to experience additional problem loans and investment losses.
Commercial real estate market values have declined since our last in depth commercial mortgage portfolio review was completed during the third quarter of 2008, which included a review of each property’s December 31, 2007 audited financial statements, current rent rolls, a physical inspection and other pertinent factors. Based on an evaluation of available market information, average property value declines are currently estimated to be between 20% and 30%, depending upon property type, asset quality, leasing, and geographic location. These declines will substantially increase the portfolios’ loan to value ratio when the next in depth loan review is completed during the third quarter of 2009. Applying a 30% decline to property values determined as of the last portfolio review would result in 48 loans where the carrying value of the mortgage loan exceeds the value of the underlying property by $117 million.
Although these estimated value declines increase loan to value ratios, all but one of the 184 loans that comprises our total mortgage loan portfolio continue to perform under their contractual terms, and the actual aggregate default rate is 1.6%. Given the quality and diversity of the underlying real estate, positive debt service coverage, significant borrower cash investment averaging nearly 30%, and only $115 million of loans maturing in the next 12 months, the Company remains confident that the vast majority of borrowers will continue to perform as required and the mortgage loan portfolio will perform well competitively. Management does not expect potential losses to have a material effect on current year’s shareholders’ net income or the Company’s financial condition. The next in depth mortgage portfolio review is expected to be completed during the third quarter of 2009.
The value of the Company’s fixed maturity portfolio decreased $210 million in the first quarter of 2009 driven by changes in market yields. Current or further increases in market investment yields for an extended period could cause the Company to recognize impairment losses if it cannot demonstrate the intent and ability to hold certain investments until recovery. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that the recent declines in their fair values are temporary. Based on the Company’s strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, it has both the intent and ability to hold these assets to recovery. Therefore, future credit related losses are not expected to have a material adverse effect on the Company’s liquidity or financial condition.
MARKET RISK
Financial Instruments
The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $120 million in the fair value of the futures contracts outstanding under this program as of March 31, 2009. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
Stock Market Performance
The performance of equity markets can have a significant effect on the Company’s businesses, including on:
•	risks and exposures associated with GMDB (see Note 6 to the Consolidated Financial Statements) and GMIB contracts (see Note 7 to the Consolidated Financial Statements); and
•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 52 for further information.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
During the period covered by this report, there have been no changes in CIGNA’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, CIGNA’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under “Litigation and Other Legal Matters” in Note 16 to CIGNA’s Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS
CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed description of its risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about CIGNA’s share repurchase activity for the quarter ended March 31, 2009:

Issuer Purchases of Equity Securities
				Approximate dollar
				value of shares
			Total # of	that may yet
			shares purchased	be purchased
	Total # of	Average price paid	as part of publicly	as part of publicly
Period	shares purchased (1)	per share	announced program (2)	announced program (3)
January 1-31, 2009	10,087	$17.20	0	$454,913,793
February 1-28, 2009	140,457	$18.24	0	$454,913,793
March 1-31, 2009	83,500	$16.21	0	$454,913,793

Total	198,044	$17.33	0	N/A

(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 10,087 shares in January, 140,457 shares in February and 83,500 shares in March.

(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $455 million as of March 31, 2009.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. EXHIBITS

(a) See Exhibit Index

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Michael W. Bell
Michael W. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 30, 2009

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated April 23, 2008	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.	Furnished herewith.