Form 10-Q
period 2009-06-30
CIGNA CORP
filed 2009-07-30
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____ to _____.
Commission file number 1-08323
CIGNA Corporation
(Exact name of registrant as specified in its charter)

Delaware	06-1059331

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Liberty Place, 1601 Chestnut Street
Philadelphia, Pennsylvania 19192
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (215) 761-1000
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 17, 2009, 272,704,706 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income	1

Consolidated Balance Sheets	2

Consolidated Statements of Comprehensive Income and Changes in Total Equity	3

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	78

Item 4. Controls and Procedures	79

PART II OTHER INFORMATION

Item 1. Legal Proceedings	80

Item 1. A. Risk Factors	81

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 4. Submission of Matters to a Vote of Security Holders	83

Item 6. Exhibits	84

SIGNATURE	85

INDEX TO EXHIBITS	E-1

Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CIGNA Corporation
Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2009	2008	2009	2008
Revenues
Premiums and fees	$4,013	$4,218	$8,064	$8,069
Net investment income	260	265	489	530
Mail order pharmacy revenues	316	286	628	582
Other revenues	(83)	113	134	256
Realized investment gains (losses):
Other than temporary impairments on debt securities, net	(9)	(9)	(26)	(26)
Other realized investment gains (losses)	(9)	(10)	(28)	21

Total realized investment losses	(18)	(19)	(54)	(5)

Total revenues	4,488	4,863	9,261	9,432

Benefits and Expenses
Health Care medical claims expense	1,748	1,917	3,528	3,661
Other benefit expenses	689	900	1,797	1,828
Mail order pharmacy cost of goods sold	255	227	507	466
Guaranteed minimum income benefits (income) expense	(164)	(49)	(196)	255
Other operating expenses	1,330	1,455	2,722	2,735

Total benefits and expenses	3,858	4,450	8,358	8,945

Income from Continuing Operations before Income Taxes	630	413	903	487

Income taxes (benefits):
Current	155	132	70	209
Deferred	40	8	190	(51)

Total taxes	195	140	260	158

Income from Continuing Operations	435	273	643	329
Income (Loss) from Discontinued Operations, Net of Taxes	—	(1)	1	2

Net Income	435	272	644	331
Less: Net Income Attributable to Noncontrolling Interest	—	—	1	1

Shareholders’ Net Income	$435	$272	$643	$330

Basic Earnings Per Share:
Shareholders’ income from continuing operations	$1.59	$0.97	$2.35	$1.17
Shareholders’ income from discontinued operations	—	—	—	0.01

Shareholders’ net income	$1.59	$0.97	$2.35	$1.18

Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$1.58	$0.97	$2.34	$1.16
Shareholders’ income (loss) from discontinued operations	—	(0.01)	—	0.01

Shareholders’ net income	$1.58	$0.96	$2.34	$1.17

Dividends Declared Per Share	$—	$—	$0.040	$0.040

Amounts Attributable to CIGNA:
Shareholders’ income from continuing operations	$435	$273	$642	$328
Shareholders’ income (loss) from discontinued operations	—	(1)	1	2

Shareholders’ Net Income	$435	$272	$643	$330

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

		Unaudited
		As of		As of
		June 30,		December 31,
(In millions, except per share amounts)		2009		2008
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $12,166; $11,492)		$12,495		$11,781
Equity securities, at fair value (cost, $124; $140)		93		112
Commercial mortgage loans		3,578		3,617
Policy loans		1,570		1,556
Real estate		122		53
Other long-term investments		595		632
Short-term investments		105		236

Total investments		18,558		17,987
Cash and cash equivalents		1,022		1,342
Accrued investment income		229		225
Premiums, accounts and notes receivable, net		1,500		1,407
Reinsurance recoverables		6,782		6,973
Deferred policy acquisition costs		835		789
Property and equipment		805		804
Deferred income taxes, net		1,285		1,617
Goodwill		2,876		2,878
Other assets, including other intangibles		1,220		1,520
Separate account assets		6,537		5,864

Total assets		$41,649		$41,406

Liabilities
Contractholder deposit funds		$8,555		$8,539
Future policy benefits		8,267		8,754
Unpaid claims and claim expenses		4,042		4,037
Health Care medical claims payable		947		924
Unearned premiums and fees		406		414

Total insurance and contractholder liabilities		22,217		22,668
Accounts payable, accrued expenses and other liabilities		5,831		6,869
Short-term debt		106		301
Long-term debt		2,435		2,090
Nonrecourse obligations		25		16
Separate account liabilities		6,537		5,864

Total liabilities		37,151		37,808

Contingencies — Note 17
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,506		2,502
Net unrealized appreciation (depreciation), fixed maturities	$100		$(147)
Net unrealized appreciation, equity securities	7		7
Net unrealized depreciation, derivatives	(21)		(13)
Net translation of foreign currencies	(46)		(60)
Postretirement benefits liability adjustment	(877)		(861)

Accumulated other comprehensive loss		(837)		(1,074)
Retained earnings		7,986		7,374
Less treasury stock, at cost		(5,254)		(5,298)

Total shareholders’ equity		4,489		3,592
Noncontrolling interest		9		6

Total equity		4,498		3,598

Total liabilities and equity		$41,649		$41,406

Shareholders’ Equity Per Share		$16.46		$13.25

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

	Unaudited
	2009		2008
	Compre-		Compre-
(In millions, except per share amounts)	hensive	Total	hensive	Total
Three Months Ended June 30	Income	Equity	Income	Equity
Common Stock, June 30		$88		$88

Additional Paid-In Capital, April 1		2,505		2,488
Effects of stock issuance for employee benefit plans		1		5

Additional Paid-In Capital, June 30		2,506		2,493

Accumulated Other Comprehensive Income (Loss), April 1		(1,036)		38
Implementation effect of FASB FSP No. 115-2		(18)		—
Net unrealized appreciation (depreciation), fixed maturities	$212	212	$(111)	(111)
Net unrealized appreciation (depreciation), equity securities	2	2	(1)	(1)

Net unrealized appreciation (depreciation) on securities	214		(112)
Net unrealized depreciation, derivatives	(19)	(19)	(3)	(3)
Net translation of foreign currencies	42	42	(17)	(17)
Postretirement benefits liability adjustment	(20)	(20)	10	10

Other comprehensive income (loss)	217		(122)

Accumulated Other Comprehensive Loss, June 30		(837)		(84)

Retained Earnings, April 1		7,536		7,142
Shareholders’ net income	435	435	272	272
Effects of stock issuance for employee benefit plans		(3)		(2)
Implementation effect of FASB FSP No. 115-2		18		—

Retained Earnings, June 30		7,986		7,412

Treasury Stock, April 1		(5,262)		(4,942)
Repurchase of common stock		—		(222)
Other, primarily issuance of treasury stock for employee benefit plans		8		9

Treasury Stock, June 30		(5,254)		(5,155)

Shareholders’ Comprehensive Income and Shareholders’ Equity	652	4,489	150	4,754

Noncontrolling interest, April 1		7		7
Accumulated other comprehensive income attributable to noncontrolling interest	2	2	—	—

Noncontrolling interest, June 30	2	9	—	7

Total Comprehensive Income and Total Equity	$654	$4,498	$150	$4,761

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

	Unaudited
	2009		2008
	Compre-		Compre-
(In millions, except per share amounts)	hensive	Total	hensive	Total
Six Months Ended June 30	Income	Equity	Income	Equity
Common Stock, June 30		$88		$88

Additional Paid-In Capital, January 1		2,502		2,474
Effects of stock issuance for employee benefit plans		4		19

Additional Paid-In Capital, June 30		2,506		2,493

Accumulated Other Comprehensive Income (Loss), January 1		(1,074)		51
Implementation effect of FASB FSP No. 115-2		(18)		—
Net unrealized appreciation (depreciation), fixed maturities	$265	265	$(115)	(115)
Net unrealized appreciation, equity securities	—	—	1	1

Net unrealized appreciation (depreciation) on securities	265		(114)
Net unrealized depreciation, derivatives	(8)	(8)	(11)	(11)
Net translation of foreign currencies	14	14	(23)	(23)
Postretirement benefits liability adjustment	(16)	(16)	13	13

Other comprehensive income (loss)	255		(135)

Accumulated Other Comprehensive Loss, June 30		(837)		(84)

Retained Earnings, January 1		7,374		7,113
Shareholders’ net income	643	643	330	330
Effects of stock issuance for employee benefit plans		(38)		(20)
Implementation effect of FASB FSP No. 115-2		18		—
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)

Retained Earnings, June 30		7,986		7,412

Treasury Stock, January 1		(5,298)		(4,978)
Repurchase of common stock		—		(222)
Other, primarily issuance of treasury stock for employee benefit plans		44		45

Treasury Stock, June 30		(5,254)		(5,155)

Shareholders’ Comprehensive Income and Shareholders’ Equity	898	4,489	195	4,754

Noncontrolling interest, January 1		6		6
Net income attributable to noncontrolling interest	1	1	1	1
Accumulated other comprehensive income attributable to noncontrolling interest	2	2	—	—

Noncontrolling interest, June 30	3	9	1	7

Total Comprehensive Income and Total Equity	$901	$4,498	$196	$4,761

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2009	2008
Cash Flows from Operating Activities
Net income	$644	$331
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1)	(2)
Income attributable to noncontrolling interest	(1)	(1)
Insurance liabilities	(72)	62
Reinsurance recoverables	10	58
Deferred policy acquisition costs	(38)	(54)
Premiums, accounts and notes receivable	(90)	28
Other assets	292	(284)
Accounts payable, accrued expenses and other liabilities	(1,076)	363
Current income taxes	41	(4)
Deferred income taxes	190	(51)
Realized investment losses	54	5
Depreciation and amortization	145	117
Gains on sales of businesses (excluding discontinued operations)	(16)	(19)
Proceeds from sales of mortgage loans held for sale	1	—
Other, net	29	10

Net cash provided by operating activities	112	559

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	397	695
Equity securities	13	1
Commercial mortgage loans	18	12
Other (primarily short-term and other long-term investments)	432	145
Investment maturities and repayments:
Fixed maturities	640	351
Commercial mortgage loans	12	10
Investments purchased:
Fixed maturities	(1,612)	(1,676)
Equity securities	—	(17)
Commercial mortgage loans	(51)	(202)
Other (primarily short-term and other long-term investments)	(361)	(229)
Property and equipment purchases	(136)	(128)
Acquisition of Great-West Healthcare, net of cash acquired	—	(1,301)
Other (primarily other acquisitions/dispositions)	—	(8)

Net cash used in investing activities	(648)	(2,347)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	706	673
Withdrawals and benefit payments from contractholder deposit funds	(618)	(569)
Change in cash overdraft position	(13)	(8)
Net change in short-term debt	(197)	425
Net proceeds on issuance of long-term debt	346	298
Repayment of long-term debt	(2)	—
Repurchase of common stock	—	(217)
Issuance of common stock	—	35
Common dividends paid	(11)	(14)

Net cash provided by financing activities	211	623

Effect of foreign currency rate changes on cash and cash equivalents	5	—

Net decrease in cash and cash equivalents	(320)	(1,165)
Cash and cash equivalents, beginning of period	1,342	1,970

Cash and cash equivalents, end of period	$1,022	$805

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$33	$205
Interest paid	$75	$59

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
In preparing these interim consolidated financial statements, the Company has evaluated events that occurred between the balance sheet date and July 30, 2009.
Certain reclassifications and restatements have been made to prior period amounts to conform to the presentation of 2009 amounts. In addition, certain restatements have been made in connection with the adoption of new accounting pronouncements. See Note 2 for further information.
Discontinued operations. Discontinued operations for the six months ended June 30, 2009 primarily represented a tax benefit associated with a past divestiture related to the completion of the 2005 and 2006 IRS examinations.
Discontinued operations for the second quarter of 2008 included a loss of $1 million after-tax related to the sale of the Brazilian Life Insurance Company. Discontinued operations for the six months ended June 30, 2008 also includes a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.
Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.
Note 2 — Recent Accounting Pronouncements
Other-than-temporary impairments. On April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP provides new guidance for evaluating whether an impairment is other than temporary for fixed maturities with declines in fair value below amortized cost. It requires assessing the Company’s intent to sell or whether it is more likely than not that the Company will be required to sell such fixed maturities before their fair values recover. If so, an impairment loss is recognized in net income for the excess of the amortized cost over fair value. The Company must also determine if it does not expect to recover the amortized cost of fixed maturities with declines in fair value (even if it does not intend to sell or will not be required to sell). In this case, the credit portion of the impairment loss is recognized in net income and the non-credit portion of an impairment loss is recognized in a separate component of shareholders’ equity. A reclassification adjustment from retained earnings to accumulated other comprehensive income is required for previously impaired fixed maturities that have a non-credit loss as of the date of adoption, less related tax effects.
The cumulative effect of adoption increased the Company’s retained earnings with an offsetting decrease to accumulated other comprehensive income of $18 million, with no overall change to shareholders’ equity. See Note 9 for information on the Company’s other-than-temporary impairments including additional required disclosures.

Noncontrolling interests in subsidiaries. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” through retroactive restatement of prior financial statements and reclassified its $6 million of noncontrolling interest as of January 1, 2009 and 2008 from Accounts payable, accrued expenses and other liabilities to Noncontrolling interest in total equity. In addition, for the six months ended June 30, 2008, net income of $1 million attributable to the noncontrolling interest has been reclassified to be included in net income, with a reduction to net income to determine net income attributable to the Company’s shareholders (“shareholders’ net income”).
Earnings per share. Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires unvested restricted stock awards that contain rights to nonforfeitable dividends to be included in the denominator of both basic and diluted earnings per share (“EPS”) calculations. Prior period EPS data have been restated to reflect the adoption of this FSP. See Note 4 for the effects of this FSP on previously reported EPS amounts.
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
Derivatives disclosures. Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard expands required disclosures to include the purpose for using derivative instruments, their accounting treatment and related effects on financial condition, results of operations and liquidity. See Note 10 for information on the Company’s derivative financial instruments including these additional required disclosures.
Fair value measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” This standard expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price). In addition, the FASB amended SFAS No. 157 in 2008 to provide additional guidance for determining the fair value of a financial asset when the market for that instrument is not active. See Note 8 for information on the Company’s fair value measurements.
The Company carries certain financial instruments at fair value in the financial statements including approximately $12.7 billion in invested assets at June 30, 2009. The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits (GMIB assets and liabilities) under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value; however, changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses. At the adoption of SFAS No. 157, there were no effects to the Company’s measurements of fair values for financial instruments other than for GMIB assets and liabilities discussed below. In addition, there were no effects to the Company’s measurements of financial assets of adopting the 2008 amendment to SFAS No. 157.
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
The Company’s results of operations related to this business are expected to continue to be volatile in future periods because underlying assumptions will be based on current market-observable inputs which will likely change each period. See Note 8 for additional information.
In the first quarter of 2009, the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities (such as intangible assets, property and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at impairment). The effect on the Company’s periodic fair value measurements for non-financial assets and liabilities was not material.

In addition, the Company adopted recent amendments to SFAS No. 157 that provide additional guidance in determining fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. There were no effects to the Company’s Consolidated Financial Statements at adoption.
Variable interest entities. In 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amended existing guidance to require periodic qualitative analyses to determine whether a variable interest entity must be consolidated by the Company. In addition, this standard requires the Company to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. Any changes in consolidated entities resulting from these requirements must be applied through retrospective restatement of prior financial statements beginning in 2010. The Company is presently evaluating the impact of these new requirements.
Transfers of financial assets. In 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” to provide greater transparency about transfers of financial assets. This guidance changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. The recognition and measurement provisions of this guidance must be applied to transfers that occur on or after January 1, 2010. The Company is presently evaluating the impact of these new requirements.
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
The following table presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2008. The pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of that date or what such results will be for any future periods.

(Unaudited)
Six Months Ended
June 30,
(In millions, except per share amounts)	2008
Total revenues	$9,800
Shareholders’ income from continuing operations	$349
Shareholders’ net income	$351
Earnings per share:
Shareholders’ income from continuing operations
Basic	$1.24
Diluted	$1.23
Shareholders’ net income
Basic	$1.25
Diluted	$1.24

Note 4 — Earnings Per Share
Basic and diluted earnings per share were computed as follows:

(In millions, except per share amounts)		Effect of
Three Months Ended June 30,	Basic	Dilution	Diluted
2009
Shareholders’ income from continuing operations	$435	$—	$435

Shares (in thousands):
Weighted average	274,086	—	274,086
Options	—	969	969

Total shares	274,086	969	275,055

EPS	$1.59	$(0.01)	$1.58

2008
Shareholders’ income from continuing operations	$273	$—	$273

Shares (in thousands):
Weighted average	280,070	—	280,070
Options	—	1,850	1,850

Total shares	280,070	1,850	281,920

EPS	$0.97	$—	$0.97

(In millions, except per share amounts)		Effect of
Six Months Ended June 30,	Basic	Dilution	Diluted
2009
Shareholders’ income from continuing operations	$642	$—	$642

Shares (in thousands):
Weighted average	273,342	—	273,342
Options	—	623	623

Total shares	273,342	623	273,965

EPS	$2.35	$(0.01)	$2.34

2008
Shareholders’ income from continuing operations	$328	$—	$328

Shares (in thousands):
Weighted average	280,818	—	280,818
Options	—	2,220	2,220

Total shares	280,818	2,220	283,038

EPS	$1.17	$(0.01)	$1.16

As described in Note 2, effective in 2009, the Company adopted FSP EITF 03-06-1, which requires the Company’s unvested restricted stock awards to be included in weighted average shares instead of being considered a common stock equivalent. Prior period share information has been restated as follows.

Three Months Ended June 30, 2008
	Basic		Diluted
	As originally		As originally
	reported	As adjusted	reported	As adjusted
Shareholders’ income from continuing operations	$0.98	$0.97	$0.98	$0.97

Six Months Ended June 30, 2008
	Basic		Diluted
	As originally		As originally
	reported	As adjusted	reported	As adjusted
Shareholders’ income from continuing operations	$1.18	$1.17	$1.17	$1.16

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Antidilutive options	9.9	4.9	10.6	4.3

The Company held 78,223,221 shares of common stock in Treasury as of June 30, 2009, and 75,590,075 shares as of June 30, 2008.
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

	June 30,	December 31,
(In millions)	2009	2008
Incurred but not yet reported	$808	$782
Reported claims in process	116	114
Other medical expense payable	23	28

Medical claims payable	$947	$924

Activity in medical claims payable was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2009	2008
Balance at January 1,	$924	$975
Less: Reinsurance and other amounts recoverable	211	258

Balance at January 1, net	713	717
Acquired April 1, 2008 net	—	90
Incurred claims related to:
Current year	3,563	7,312
Prior years	(35)	(60)

Total incurred	3,528	7,252
Paid claims related to:
Current year	2,867	6,716
Prior years	625	630

Total paid	3,492	7,346
Ending Balance, net	749	713
Add: Reinsurance and other amounts recoverable	198	211

Ending Balance	$947	$924

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 11 for additional information on reinsurance. For the six months ended June 30, 2009, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $35 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2008. Actual completion factors resulted in a reduction in medical claims payable of $15 million, or 0.2% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $20 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business.
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
The favorable impact in 2009 and 2008 relating to completion factors and medical cost trend variances is primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years. This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to the current year.
The corresponding impact of prior year development on shareholders’ net income was not material for the three months and six months ended June 30, 2009 and 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:
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
Note 6 — Cost Reduction
During the second quarter of 2009, the Company continued its previously announced comprehensive review of its ongoing businesses. As a result, in the second quarter of 2009 the Company recognized in other operating expenses a total charge of $14 million pre-tax ($9 million after-tax), for severance resulting from reductions of 465 positions in its workforce. The Company expects to pay substantially all of this charge in cash during 2009. The Health Care segment reported substantially all of this charge.
The following table presents the activity related to the cost reduction initiatives begun in the fourth quarter of 2008:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2009	$44	$11	$55
Less: Payments on 2008 charges	(21)	(2)	(23)

Subtotal — 2008 cost reduction actions	23	9	32
Add: Second quarter 2009 charge	14	—	14

Balance, June 30, 2009	$37	$9	$46

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

The GMDB reinsurance business is considered premium deficient because the expected present value of future claims and expenses exceeds the expected present value of future premiums and investment income using revised assumptions based on actual and expected experience. The Company performs a reserve review on a quarterly basis using current market conditions and assumptions. Under premium deficiency accounting if the recorded reserve is determined insufficient, an increase to the reserve is reflected as a charge to current period income. Consistent with GAAP, the Company does not recognize gains on premium deficient long duration products.
The Company had future policy benefit reserves for GMDB contracts of $1.5 billion as of June 30, 2009, and $1.6 billion as of December 31, 2008. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model, run using many scenarios, and based on assumptions regarding lapse, future partial surrenders, mortality, interest rates (mean investment performance and discount rate) and volatility. Lapse refers to the full surrender of an annuity prior to a contractholder’s death. Future partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Mean investment performance refers to market rates to be earned over the life of the GMDB equity hedge program, and market volatility refers to market fluctuation. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, mortality, interest rates and volatility) used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.
The following provides information about the Company’s reserving methodology and assumptions for GMDB as of June 30, 2009:
•	The reserve represents estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).
•	The reserve includes an estimate for future partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-27% depending on the net amount at risk for each policy and whether surrender charges apply.
•	The mean investment performance assumption is 5% considering the Company’s GMDB equity hedge program using futures contracts. This is reduced by fund fees ranging from 1-3% across all funds. The results of futures contracts are reflected in the liability calculation as a component of investment returns.
•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 16-30%, varying by equity fund type; 4-10%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.
•	The discount rate is 5.75%.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-21%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
•	The reserve includes a provision for future policy maintenance and hedging expenses.

Although the year to date results include a first quarter charge of $73 million pre-tax ($47 million after-tax) to strengthen GMDB reserves following an analysis of experience, no additional reserve strengthening was required for GMDB during the second quarter of 2009, primarily due to the stabilization and recovery of equity markets. The components of the first quarter charge were:
•	adverse impacts of overall market declines of $50 million pre-tax ($32 million after-tax). This is comprised of (a) $39 million pre-tax ($25 million after-tax) primarily related to the provision for future partial surrenders, and (b) $11 million pre-tax ($7 million after-tax) related to declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the GMDB equity hedge program;
•	adverse volatility-related impacts of $11 million pre-tax ($7 million after-tax) due to turbulent equity market conditions, including higher than expected claims and the performance of the diverse mix of equity fund investments held by contractholders being different than expected; and
•	adverse interest rate impacts of $12 million pre-tax ($8 million after-tax). Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance.
Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2009	2008
Balance at January 1	$1,609	$848
Add: Unpaid Claims	34	21
Less: Reinsurance and other amounts recoverable	83	19

Balance at January 1, net	1,560	850
Add: Incurred benefits	50	822
Less: Paid benefits	100	112

Ending balance, net	1,510	1,560
Less: Unpaid Claims	42	34
Add: Reinsurance and other amounts recoverable	74	83

Ending balance	$1,542	$1,609

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above. As discussed below, losses or gains have been recorded in other revenues as a result of the GMDB equity hedge program to reduce equity market exposures.
As of June 30, 2009, the aggregate value of the underlying mutual fund investments was $15.8 billion. The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 615,000 contractholders had died on that date) was $9.6 billion. As of December 31, 2008, the aggregate value of the underlying mutual fund investments was $16.3 billion. The death benefit coverage in force as of that date (representing the amount that the Company would have to pay if all of the approximately 650,000 contractholders had died on that date) was $11.1 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments.
As discussed above, the Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at June 30, 2009 was $1.3 billion. The Company recorded in other revenues pre-tax losses of $188 million for the three months ended June 30, 2009 and $71 million for the six months ended June 30, 2009, and pre-tax gains of $6 million for the three months ended June 30, 2008 and $48 million for the six months ended June 30, 2008.
The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (GMIB). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 8 for further information.

Note 8 — Fair Value Measurements
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
The Company’s financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement. For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3). The levels of the fair value hierarchy are as follows:
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

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information as of June 30, 2009 and December 31, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
June 30, 2009	Identical Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$45	$546	$1	$592
State and local government	—	2,478	—	2,478
Foreign government	—	960	13	973
Corporate	—	7,357	486	7,843
Federal agency mortgage-backed	—	35	—	35
Other mortgage-backed	—	116	7	123
Other asset-backed	—	52	399	451

Total fixed maturities (1)	45	11,544	906	12,495
Equity securities	7	69	17	93

Subtotal	52	11,613	923	12,588
Short-term investments	—	105	—	105
GMIB assets (2)	—	—	685	685
Other derivative assets (3)	—	21	—	21

Total financial assets at fair value, excluding separate accounts	$52	$11,739	$1,608	$13,399

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,224	$1,224
Other derivative liabilities	—	19	—	19

Total financial liabilities at fair value	$—	$19	$1,224	$1,243

(1)	Fixed maturities includes $174 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $4 million of appreciation for securities classified in Level 3.

(2)	The Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $14 million for the future cost of reinsurance.

(3)	Other derivative assets includes $17 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges.

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
December 31, 2008	Identical Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$38	$724	$—	$762
State and local government	—	2,486	—	2,486
Foreign government	—	923	21	944
Corporate	—	6,526	330	6,856
Federal agency mortgage-backed	—	37	—	37
Other mortgage-backed	—	121	4	125
Other asset-backed	—	57	514	571

Total fixed maturities (1)	38	10,874	869	11,781
Equity securities	8	84	20	112

Subtotal	46	10,958	889	11,893
Short-term investments	—	236	—	236
GMIB assets (2)	—	—	953	953
Other derivative assets (3)	—	45	—	45

Total financial assets at fair value, excluding separate accounts	$46	$11,239	$1,842	$13,127

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,757	$1,757
Other derivative liabilities	—	36	—	36

Total financial liabilities at fair value	$—	$36	$1,757	$1,793

(1)	Fixed maturities includes $514 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $111 million of appreciation for securities classified in Level 3.

(2)	The Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $17 million for the future cost of reinsurance.

(3)	Other derivative assets include $40 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $5 million of interest rate swaps not designated as accounting hedges.
Level 1 Financial Assets
Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities. Given the narrow definition of Level 1 and the Company’s investment asset strategy to maximize investment returns, a relatively small portion of the Company’s investment assets are classified in this category.
Level 2 Financial Assets and Financial Liabilities
Fixed maturities and equity securities. Approximately 92% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Because many fixed maturities and preferred stocks do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.
Typical inputs and assumptions to pricing models include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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
Other derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2009 or December 31, 2008. The nature and use of these other derivatives are described in Note 10.
Level 3 Financial Assets and Financial Liabilities
The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to guaranteed minimum income benefits in Level 3.
Fixed maturities and equity securities. Approximately 7% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	June 30,	December 31,
(In millions)	2009	2008
Mortgage and asset-backed securities	$406	$518
Primarily private corporate bonds	411	270
Subordinated loans and private equity investments	106	101

Total	$923	$889

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

These GMIB assets and liabilities are estimated using a complex internal model run using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of June 30, 2009 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 3.19% at June 30, 2009 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 57% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 16% to 35% for equity funds, 4% to 11% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The lapse rate assumption varies by contract from 2% to 23% and depends on the time since contract issue, the relative value of the guarantee and the differing experience by issuing company of the underlying variable annuity contracts.

•	The annuity election rate assumption varies by contract and depends on the annuitant’s age, the relative value of the guarantee, whether a contractholder has had a previous opportunity to elect the benefit and the differing experience by issuing company of the underlying variable annuity contracts. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. With respect to the second and subsequent election opportunities, actual data is just beginning to emerge for the Company as well as the industry and the estimates are based on this limited data.

•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
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
GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles. As of June 30, 2009, Standard & Poor’s (S&P) has given a financial strength rating of AA to one reinsurer and a financial strength rating of A- to the parent company that guarantees the receivable from the other reinsurer.

Changes in Level 3 Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and six months ended June 30, 2009 and 2008. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include changes in fair value that are attributable to both observable and unobservable inputs.
For the Three Months Ended June 30, 2009

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 4/1/09	$910	$908	$(1,641)	$(733)

Gains (losses) included in shareholders’ net income:
Results of GMIB	—	(198)	362	164
Other	(6)	—	—	—

Total gains (losses) included in shareholders’ net income	(6)	(198)	362	164

Gains included in other comprehensive income	29	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(31)	—	—	—
Purchases, issuances, settlements	(7)	(25)	55	30
Transfers into Level 3	28	—	—	—

Balance at 6/30/09	$923	$685	$(1,224)	$(539)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(6)	$(198)	$362	$164

(1)	Amounts do not accrue to shareholders.
For the Three Months Ended June 30, 2008

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 4/1/08	$726	$515	$(965)	$(450)

Gains (losses) included in shareholders’ net income:
Results of GMIB, excluding adoption effect	—	(58)	107	49
Other	4	—	—	—

Total gains (losses) included in shareholders’ net income	4	(58)	107	49

Gains included in other comprehensive income	6	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(16)	—	—	—
Purchases, issuances, settlements	17	(10)	22	12
Transfers out of Level 3	(42)	—	—	—

Balance at 6/30/08	$695	$447	$(836)	$(389)

Total gains (losses) included in income attributable to instruments held at the reporting date	$3	$(58)	$107	$49

(1)	Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2009	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/09	$889	$953	$(1,757)	$(804)

Gains (losses) included in shareholders’ net income:
Results of GMIB	—	(236)	432	196
Other	(10)	—	—	—

Total gains (losses) included in shareholders’ net income	(10)	(236)	432	196

Gains included in other comprehensive income	10	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(107)	—	—	—
Purchases, issuances, settlements	(10)	(32)	101	69
Transfers into Level 3	151	—	—	—

Balance at 6/30/09	$923	$685	$(1,224)	$(539)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(10)	$(236)	$432	$196

(1)	Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2008	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/08	$732	$173	$(313)	$(140)

Gains (losses) included in shareholders’ net income:
Effect of adoption of SFAS No. 157	—	244	(446)	(202)
Results of GMIB, excluding adoption effect	—	67	(120)	(53)
Other	(1)	—	—	—

Total gains (losses) included in shareholders’ net income	(1)	311	(566)	(255)

Losses included in other comprehensive income	(3)	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(34)	—	—	—
Purchases, issuances, settlements	11	(37)	43	6
Transfers out of Level 3	(10)	—	—	—

Balance at 6/30/08	$695	$447	$(836)	$(389)

Total gains (losses) included in income attributable to instruments held at the reporting date	$3	$311	$(566)	$(255)

(1)	Amounts do not accrue to shareholders.
As noted in the tables above, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:
•	Other than temporary impairments on debt securities, net; other realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities; and
•	Guaranteed minimum income benefits (income) expense for amounts related to GMIB assets and liabilities.
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

The Company provided reinsurance for other insurance companies that offer a guaranteed minimum income benefit, and then retroceded a portion of the risk to other insurance companies. These arrangements with third party insurers are the instruments still held at the reporting date for GMIB assets and liabilities in the tables above. Because these reinsurance arrangements remain in effect at the reporting date, the Company has reflected the total gain or loss for the period as the total gain or loss included in income attributable to instruments still held at the reporting date. However, the Company reduces the GMIB assets and liabilities resulting from these reinsurance arrangements when annuitants lapse, die, elect their benefit, or reach the age after which the right to elect their benefit expires.
Under SFAS No. 157, the Company’s GMIB assets and liabilities are expected to be volatile in future periods because the underlying assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.
The net gain for GMIB was $164 million for the three months ended June 30, 2009 and $196 million for the six months ended June 30, 2009, and was primarily due to the following factors:
•	increases in interest rates ($129 million for the three months and $206 million for the six months ended June 30, 2009);
•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures ($51 million for the three months and $32 million for the six months ended June 30, 2009); and
•	updates to the risk and profit charge estimates ($20 million for the three months and $18 million for the six months ended June 30, 2009).
These favorable effects were partially offset by:
•	increases to the annuitization assumption, reflecting higher utilization experience ($21 million for the three months and six months ended June 30, 2009);
•	updates to the lapse assumption (none for the three months and $14 million for the six months ended June 30, 2009); and
•	other amounts (including experience varying from assumptions, model and in-force updates) ($15 million for the three months and $25 million for the six months ended June 30, 2009).
For the second quarter of 2008, gains on the GMIB liabilities and offsetting losses on the GMIB assets were primarily the result of increases in interest rates. For the six months ended June 30, 2008, excluding the implementation impact of SFAS No. 157, losses on the GMIB liabilities and offsetting gains on the GMIB assets were primarily the result of declines in equity markets.
Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are not included in the Company’s revenues and expenses. As of June 30, 2009 and December 31, 2008 separate account assets were as follows:

June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$231	$1,532	$—	$1,763
Non-guaranteed separate accounts (1)	1,409	2,740	625	4,774

Total separate account assets	$1,640	$4,272	$625	$6,537

(1)	Non-guaranteed separate accounts include $2.1 billion in assets supporting the Company’s pension plans, including $590 million classified in Level 3.

December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$233	$1,557	$—	$1,790
Non-guaranteed separate accounts (1)	1,093	2,506	475	4,074

Total separate account assets	$1,326	$4,063	$475	$5,864

(1)	Non-guaranteed separate accounts include $1.5 billion in assets supporting the Company’s pension plans, including $435 million classified in Level 3.

Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is their exit price.
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
The following tables summarize the changes in separate account assets reported in Level 3 for the three months and six months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
(In millions)	2009	2008
Balance at 4/1	$597	$411
Policyholder gains (losses) (1)	(21)	3
Purchases, issuances, settlements	49	16
Transfers out of Level 3	—	(13)

Balance at 6/30	$625	$417

(1)	Includes losses of $21 million and gains of $3 million attributable to instruments still held at June 30, 2009 and June 30, 2008 respectively.

	Six Months Ended
	June 30,
(In millions)	2009	2008
Balance at 1/1	$475	$403
Policyholder gains (losses) (1)	(67)	20
Purchases, issuances, settlements	57	9
Transfers in (out) of Level 3	160	(15)

Balance at 6/30	$625	$417

(1)	Includes losses of $67 million and gains of $6 million attributable to instruments still held at June 30, 2009 and June 30, 2008 respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain financial assets and liabilities are measured at fair value on a non-recurring basis, such as commercial mortgage loans held for sale and investments in real estate entities that are impaired. In the second quarter of 2009, impaired real estate entities carried at cost of $41 million were written down to their fair values of $8 million, resulting in realized investment losses of $33 million. These fair value measurements were based on discounted cash flow analyses using significant unobservable inputs, and were classified in Level 3. As of December 31, 2008, the amounts required to adjust these assets and liabilities to their fair values were not significant.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
Most financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value. The following table shows the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Carrying		Carrying
(In millions)	Fair Value	Value	Fair Value	Value
Commercial mortgage loans	$3,308	$3,578	$3,401	$3,617
Contractholder deposit funds, excluding universal life products	$921	$938	$889	$915
Long-term debt, excluding capital leases	$2,150	$2,427	$1,684	$2,077
The fair values presented in the table above have been estimated using market information when available. The following is a description of the valuation methodologies and inputs used by the Company to determine fair value.
Commercial mortgage loans. The Company estimates the fair value of commercial mortgage loans generally by discounting the contractual cash flows at estimated market interest rates that reflect the Company’s assessment of the credit quality of the loans. Market interest rates are derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the property type, quality rating and average life of the loan. The quality ratings reflect the relative risk of the loan, considering debt service coverage, the loan to value ratio and other factors. Fair values of impaired mortgage loans are based on the estimated fair value of the underlying collateral generally using an internal discounted cash flow model.
Contractholder deposit funds, excluding universal life products. Generally, the Company’s contractholder deposit funds do not have stated maturities. Approximately 45% of these balances can be withdrawn by the customer at any time without prior notice or penalty. The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses. The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts. The Company had a reinsurance recoverable equal to the carrying value of these reinsured contracts.
Long-term debt, excluding capital leases. The fair value of long-term debt is based on quoted market prices for recent trades. When quoted market prices are not available, fair value is estimated using a discounted cash flow analysis and the Company’s estimated current borrowing rate for debt of similar terms and remaining maturities.
Fair values of off-balance-sheet financial instruments were not material.
Note 9 — Investments
Total Realized Investment Gains and Losses
The following total realized gains and losses on investments include other than temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for run-off settlement annuity business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Fixed maturities	$5	$(15)	$(11)	$(41)
Equity securities	11	1	(6)	1
Commercial mortgage loans	1	(2)	—	(2)
Other investments, including derivatives	(35)	(3)	(37)	37

Realized investment losses, before income taxes	(18)	(19)	(54)	(5)
Less income tax benefits	(9)	(7)	(21)	(2)

Net realized investment losses	$(9)	$(12)	$(33)	$(3)

Included in pre-tax realized investment losses above were other than temporary impairments on debt securities, asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Credit related (1)	$43	$—	$54	$4
Other (2)	(1)	11	9	24

Total	$42	$11	$63	$28

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities, equity securities and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of FSP No. 115-2 on April 1, 2009, other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.
Fixed Maturities and Equity Securities
Securities in the following table are included in fixed maturities and equity securities on the Company’s Consolidated Balance Sheets. These securities are carried at fair value with changes in fair value reported in other realized investment gains and interest and dividends reported in net investment income. The Company’s hybrid investments include preferred stock or debt securities with call or conversion features. The Company elected fair value accounting for certain hybrid securities to simplify accounting and mitigate volatility in results of operations and financial condition.

	As of June 30,	As of December 31,
(In millions)	2009	2008
Included in fixed maturities:
Trading securities (amortized cost: $9; $13)	$9	$13
Hybrid securities (amortized cost: $20; $10)	21	10

Total	$30	$23

Included in equity securities:
Hybrid securities (amortized cost: $109; $123)	$69	$84

Fixed maturities and equity securities included $218 million at June 30, 2009, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities and equity securities were primarily corporate securities.
The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2009:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$667	$671
Due after one year through five years	3,621	3,736
Due after five years through ten years	4,740	4,793
Due after ten years	2,481	2,657
Mortgage and other asset-backed securities	628	608

Total	$12,137	$12,465

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.
Mortgage-backed assets consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $38 million were residential mortgages and home equity lines of credit, all of which were originated utilizing standard underwriting practices and are not considered sub-prime loans.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities) by type of issuer is shown below.

	June 30, 2009
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(in millions)	Cost	ciation	ciation	Value
Federal government and agency	$392	$201	$(1)	$592
State and local government	2,351	145	(18)	2,478
Foreign government	945	37	(9)	973
Corporate	7,821	302	(309)	7,814
Federal agency mortgage-backed	34	1	—	35
Other mortgage-backed	138	3	(19)	122
Other asset-backed	456	22	(27)	451

Total	$12,137	$711	$(383)	$12,465

The above table includes investments with a fair value of $2.1 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $296 million and gross unrealized depreciation of $122 million at June 30, 2009. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.
Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Proceeds from sales	$291	$381	$410	$696
Gross gains on sales	$12	$3	$15	$5
Gross losses on sales	$—	$(11)	$(3)	$(23)
Review of declines in fair value. Management reviews fixed maturities and equity securities with a decline in fair value from cost for impairment based on criteria that include:
•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	prior to April 1, 2009, the Company’s ability and intent to hold until recovery; beginning April 1, 2009, the Company’s intent to sell or the likelihood of a requirement to sell fixed maturities prior to their recovery.
Excluding trading and hybrid securities, as of June 30, 2009, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(In millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$1,889	$1,996	$(107)	359
Below investment grade	$237	$255	$(18)	107
More than one year:
Investment grade	$1,886	$2,118	$(232)	324
Below investment grade	$153	$179	$(26)	33

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Approximately $119 million of the unrealized depreciation is due to securities with a decline in value of greater than 20%. Approximately 40% of these securities had been in that position for less than six months and approximately 90% less than twelve months. The remaining $264 million of the unrealized depreciation is due to securities with declines in value of less than 20%. There were no equity securities with a fair value significantly lower than cost as of June 30, 2009.
Note 10 — Derivative Financial Instruments
The Company’s investment strategy is to manage the characteristics and risks of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). As part of this investment strategy, the Company typically uses derivatives to minimize interest rate, foreign currency and equity price risks of chosen investment assets to conform to the characteristics and risks of the related insurance and contractholder liabilities. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize credit risk. In addition, the Company has written or sold contracts to guarantee minimum income benefits and to enhance investment returns. See Note 7 for a discussion of derivatives associated with GMDB contracts and Note 8 for a discussion of derivatives arising from GMIB contracts.
The Company uses hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various qualitative and quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.
The Company accounts for derivative instruments as follows:
•	Derivatives are reported on the balance sheet at fair value with changes in fair values reported in shareholders’ net income or accumulated other comprehensive income.
•	Changes in the fair value of derivatives that hedge market risk related to future cash flows — and that qualify for hedge accounting — are reported in a separate caption in accumulated other comprehensive income. These hedges are referred to as cash flow hedges.
•	A change in the fair value of a derivative instrument may not always equal the change in the fair value of the hedged item; this difference is referred to as hedge ineffectiveness. Where hedge accounting is used, the Company reflects hedge ineffectiveness in shareholders’ net income (generally as part of other realized investment gains and losses).
•	Features of certain investments and obligations, called embedded derivatives, are accounted for as derivatives. As permitted under GAAP, derivative accounting has not been applied to these features of such investments or obligations existing before January 1, 1999.
Certain subsidiaries of the Company are parties to over-the-counter derivative instruments that contain bilateral provisions requiring the parties to such instruments to post collateral depending on net liability thresholds and the party’s financial strength or credit rating. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where a subsidiary of the Company was in a net liability position as of June 30, 2009 was $19 million for which the Company was not required to post collateral. If the contingent features underlying the agreements were triggered as of June 30, 2009, the Company would be required to post collateral of $19 million with its counterparties. Such subsidiaries are parties to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the subsidiary were to decline below specified levels. As of June 30, 2009, there was no net liability position under such derivative instruments.
The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of and for the three and six month periods ended June 30, 2009. Derivatives in the Company’s separate accounts are not included because associated gains and losses generally accrue directly to policyholders.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Designated as Accounting Hedges — Cash Flow Hedges

Interest rate swaps — $145 million of par value of related investments

Foreign currency swaps — $179 million of U.S. dollar equivalent par value of related investments

Interest rate and foreign currency swaps — $54 million of U.S. dollar equivalent par value of related investments
	Interest rate and foreign currency	To hedge the interest or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily Canadian dollars, euros, Australian dollars, and British pounds for periods of up to 12 years.	The Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest. Net interest cash flows are reported in net investment income and included in operating activities.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income.

	Fair Value Effect on the Financial Statements (in millions)

			Gain (Loss) Recognized in Other
	As of June 30, 2009		Comprehensive Income
		Accounts Payable, Accrued	Three Months Ended	Six Months Ended
Instrument	Other Long-Term Investments	Expenses and Other Liabilities	June 30, 2009	June 30, 2009
Interest rate swaps	$9	$—	$(4)	$(5)
Foreign currency swaps	5	15	(17)	(15)
Interest rate and foreign currency swaps	3	4	(9)	(7)

Total	$17	$19	$(30)	$(27)

Purchased options — $311 million of cash surrender value of related life insurance policies	Interest rate	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender. These cash flows will be reported in financing activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to benefits expense over the life of the underlying invested assets.

Fair Value Effect on the Financial Statements

Fair values reported in other assets and other comprehensive income were less than $1 million.
Treasury lock	Interest rate	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued.	The Company paid the fair value of the contract at the expiration. Cash flows are reported in operating activities.	Using cash flow hedge accounting, fair values are reported in short-term investments or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued.
Fair Value Effect on the Financial Statements

In the first quarter of 2009, all treasury locks matured and the Company recognized a gain of $14 million in other comprehensive income, resulting in net cumulative losses of $26 million, to be amortized to interest expense over the life of the debt. In the second quarter of 2009, the Company issued debt and began amortizing this loss to interest expense. Reclassifications from accumulated other comprehensive income to interest expense for issued debt were less than $1 million for the three and six month periods ended June 30, 2009.

The amount of gains (losses) reclassified from accumulated other comprehensive income into income was not significant. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Not Designated As Accounting Hedges
Futures — $1,285 million of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee death benefits resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in premiums, accounts and notes receivable, net or accounts payable, accrued expenses and other liabilities.
Fair Value Effect on the Financial Statements (in millions)

	Other Revenues
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Futures	$(188)	$(71)

Interest rate swaps — $76 million of par value of related investments	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates for both principal and interest. Net interest cash flows are reported in other realized investment gains (losses) and included in operating activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.

Fair Value Effect on the Financial Statements (in millions)

		Realized Investment Gains (Losses)
	As of June 30, 2009	Three Months Ended	Six Months Ended
	Other Long-Term Investments	June 30, 2009	June 30, 2009
Interest rate swaps	$4	$1	$1

Written options (GMIB liability) — $1,508 million of maximum potential undiscounted future payments as defined in Note 17

Purchased options (GMIB asset) — $829 million of maximum potential undiscounted future receipts as defined in Note 17
Equity and interest rate	The Company has written certain reinsurance contracts to guarantee minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount. The actual payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to hedge a portion of the market risks assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when account holders first elect to receive minimum income payments. These cash flows are reported in operating activities.	Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in guaranteed minimum income benefits (income) expense.

Fair Value Effect on the Financial Statements (in millions)

			Guaranteed Minimum Income Benefits
	As of June 30, 2009		(Income) Expense
		Accounts Payable, Accrued	Three Months Ended	Six Months Ended
Instrument	Other Assets	Expenses and Other Liabilities	June 30, 2009	June 30, 2009
Written options (GMIB liability)	$—	$1,224	$(362)	$(432)
Purchased options (GMIB asset)	685	—	198	236

Total	$685	$1,224	$(164)	$(196)

Note 11 — Reinsurance
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
Retirement benefits business. The Company had a reinsurance recoverable of $1.8 billion as of June 30, 2009, and $1.9 billion as of December 31, 2008 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities and mortgage loans equal to or greater than 100% of the reinsured liabilities. These fixed maturities and mortgage loans are held in a trust established for the benefit of the Company. As of June 30, 2009, the trust was adequately funded and S&P had assigned this reinsurer a rating of AA-.
Individual life and annuity reinsurance. The Company had reinsurance recoverables totaling $4.5 billion as of June 30, 2009 and $4.6 billion as of December 31, 2008 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. Effective December 31, 2007, a substantial portion of the reinsurance recoverables are secured by investments held in a trust established for the benefit of the Company. At June 30, 2009, the trust assets secured approximately 90% of the reinsurance recoverables and S&P had assigned both of these reinsurers a rating of AA-.
Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $309 million as of June 30, 2009 are expected to be collected from more than 90 reinsurers which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
Ongoing operations (In millions)	Recoverable	of Total	by Collateral

AA- (Single reinsurer)	$45	15%	0%
AA- or higher (All other reinsurers)	33	11%	0%
A (Single reinsurer)	31	10%	0%
A+ to A- (All other reinsurers)	106	34%	4%
Unrated (Single reinsurer)	34	11%	96%
Below A- or unrated (All other reinsurers)	60	19%	29%

Total	$309	100%	18%

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2009, the Company’s recoverables related to these segments were net of a reserve of $11 million.
Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.
Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the Other assets, including other intangibles caption and the liability related to GMIB is recorded in the Accounts payable, accrued expenses, and other liabilities caption on the Company’s Consolidated Balance Sheets (see Notes 8 and 17 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident of $144 million as of June 30, 2009 are expected to be collected from more than 100 retrocessionaires which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
Run-off Reinsurance segment (In millions)	Recoverable	of Total	by Collateral

AA- or higher (All reinsurers)	$34	24%	10%
A (Single reinsurer)	49	34%	100%
A- (Single reinsurer)	25	17%	0%
A+ to A- (All other reinsurers)	19	13%	1%
Below A- or unrated (All reinsurers)	17	12%	36%

	$144	100%	41%

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2009, the Company’s recoverables related to this segment were net of a reserve of $11 million.
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
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of June 30, 2009, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Effects of reinsurance. In the Company’s Consolidated Statements of Income, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Ceded premiums and fees
Individual life insurance and annuity business sold	$50	$56	$101	$114
Other	55	76	115	135

Total	$105	$132	$216	$249

Reinsurance recoveries
Individual life insurance and annuity business sold	$59	$90	$127	$179
Other	24	48	82	101

Total	$83	$138	$209	$280

Note 12 — Pension and Other Postretirement Benefit Plans
The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various plans.
On May 8, 2009, the Company announced a freeze of its domestic pension plans effective July 1, 2009. As a result of this action, the Company re-measured the benefit obligations of the affected plans effective May 31, 2009, causing a reduction in the pension obligation of $47 million in the second quarter of 2009. The reduction primarily reflects an increase in the discount rates used to re-measure the pension plan obligations from 6.25% at December 31, 2008 to 6.5% at May 31, 2009 reflecting the change in market interest rates. A curtailment of benefits occurs as a result of this action because it eliminates all future service for active employees in the domestic pension plans. Accordingly, the Company recognized an after-tax curtailment gain of $30 million during the second quarter of 2009, which was the remaining unamortized negative prior service cost at May 31, 2009.
Significant changes from the Company’s disclosures at December 31, 2008 as a result of the decision to freeze the domestic pension plans are as follows:
•	The Company’s postretirement benefit liability adjustment increased by $24 million pre-tax ($16 million after-tax) for the six months ended June 30, 2009, resulting in a decrease to accumulated other comprehensive income. The increase to the liability was primarily due to effect of the curtailment, partially offset by net amortization of actuarial losses.

•	The Company recognized all prior service costs for the domestic pension plans during the second quarter of 2009 as part of the curtailment gain. As a result, there will be no pre-tax amortization of prior service costs after June 30, 2009. The Company previously disclosed that it expected to record amortization of negative prior service costs of $11 million pre-tax in 2009. The Company had been amortizing negative prior service costs related to previous plan amendments over a 6-year period. As a result of the decision to freeze the plans, the Company recorded an after-tax curtailment gain in the amount of $30 million during the second quarter of 2009.

•	The Company now expects estimated amortization of actuarial losses for the pension plans is to be approximately $34 million pre-tax for the full year 2009, compared with the previous estimate of $54 million. The decline primarily reflects two factors:
1)	The weighted average amortization period for the frozen plans is now based on average expected remaining life of plan participants, which is approximately 31 years. This compares with the Company’s previous amortization period of six years, which reflected the expected remaining future service of active employees. This change in amortization period occurred after the plan freeze because the workforce is considered inactive for pension accounting purposes as these employees will no longer earn pension benefits.

2)	The increase in the discount rate lowered the net actuarial loss to be amortized.
Pension benefits. Components of net pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Service cost	$21	$19	$42	$37
Interest cost	62	60	123	121
Expected long-term return on plan assets	(60)	(58)	(120)	(117)
Amortization of:
Net loss from past experience	10	14	27	28
Prior service cost	(1)	(4)	(4)	(6)

Net pension cost	$32	$31	$68	$63

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006, which requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008. The Company made $320 million in domestic pension plan contributions during the six months ended June 30, 2009, and expects to make an additional contribution of $90 million which will be contributed over the remainder of 2009.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Service cost	$—	$—	$—	$1
Interest cost	6	6	12	12
Expected long-term return on plan assets	(1)	(1)	(1)	(1)
Net gain from past experience	—	(2)	(2)	(4)
Prior service cost	(4)	(4)	(9)	(8)

Net other postretirement benefit cost	$1	$(1)	$—	$—

Note 13 — Debt

	June 30,	December 31,
(In millions)	2009	2008
Short-term:
Commercial paper	$102	$299
Current maturities of long-term debt	4	2

Total short-term debt	$106	$301

Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	300
8.5% Notes due 2019	349	—
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	10	14

Total long-term debt	$2,435	$2,090

Under a universal shelf registration statement filed with the Securities and Exchange Commission (SEC), the Company issued $350 million of 8.5% Notes on May 4, 2009 ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of a treasury lock. See Note 10 for further information. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. These Notes will mature on May 1, 2019.
On March 4, 2008, the Company issued $300 million of 6.35% Notes (with an effective interest rate of 6.68% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2008. These Notes will mature on March 15, 2018.
The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:
•	100% of the principal amount of the Notes to be redeemed; or

•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable treasury rate plus 50 basis points (8.50% Notes due 2019) or 40 basis points (6.35% Notes due 2018).

On March 14, 2008, the Company entered into a new commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use its credit agreement for funding. In October 2008, the Company added an additional dealer to its Program. As of June 30, 2009, the Company had $102 million in commercial paper outstanding at a weighted average interest rate of 1.13% and remaining maturities ranging from one to 34 days.
Note 14 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended June 30, 2009
Net unrealized appreciation, securities:
Implementation effect of FASB FSP No. 115-2	$(27)	$9	$(18)
Net unrealized appreciation on securities arising during the period	345	(119)	226
Reclassification adjustment for (gains) included in shareholders’ net income	(16)	4	(12)

Net unrealized appreciation, securities	$302	$(106)	$196

Net unrealized depreciation, derivatives	$(30)	$11	$(19)

Net translation of foreign currencies	$66	$(24)	$42

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$5	$(1)	$4
Curtailment gain	(46)	16	(30)

Reclassification adjustment included in shareholders’ net income	(41)	15	(26)
Net change due to valuation update	10	(4)	6

Net postretirement benefits liability adjustment	$(31)	$11	$(20)

Three Months Ended June 30, 2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(184)	$62	$(122)
Reclassification adjustment for losses included in shareholders’ net income	14	(4)	10

Net unrealized depreciation, securities	$(170)	$58	$(112)

Net unrealized depreciation, derivatives	$(6)	$3	$(3)

Net translation of foreign currencies	$(26)	$9	$(17)

Postretirement benefits liability adjustment:
Net change due to valuation update	$9	$(3)	$6
Reclassification adjustment for amortization of net losses from past experience and prior service costs	4	—	4

Net postretirement benefits liability adjustment	$13	$(3)	$10

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Six Months Ended June 30, 2009
Net unrealized appreciation, securities:
Implementation effect of FASB FSP No. 115-2	$(27)	$9	$(18)
Net unrealized appreciation on securities arising during the year	388	(132)	256
Reclassification adjustment for losses included in shareholders’ net income	17	(8)	9

Net unrealized appreciation, securities	$378	$(131)	$247

Net unrealized depreciation, derivatives	$(13)	$5	$(8)

Net translation of foreign currencies	$22	$(8)	$14

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$12	$(4)	$8
Curtailment gain	(46)	16	(30)

Reclassification adjustment included in shareholders’ net income	(34)	12	(22)
Net change due to valuation update	10	(4)	6

Net postretirement benefits liability adjustment	$(24)	$8	$(16)

Six Months Ended June 30, 2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(214)	$73	$(141)
Reclassification adjustment for losses included in shareholders’ net income	40	(13)	27

Net unrealized depreciation, securities	$(174)	$60	$(114)

Net unrealized depreciation, derivatives	$(18)	$7	$(11)

Net translation of foreign currencies	$(34)	$11	$(23)

Postretirement benefits liability adjustment:
Net change due to valuation update	$9	$(3)	$6
Reclassification adjustment for amortization of net losses from past experience and prior service costs	10	(3)	7

Net postretirement benefits liability adjustment	$19	$(6)	$13

Note 15 — Income Taxes
The Company has historically accrued U.S. income taxes on the undistributed earnings of foreign subsidiaries. In 2009, the Company determined that the prospective earnings of its South Korean operation are to be permanently invested overseas. Income taxes for this operation will therefore be accrued at the tax rate of the foreign jurisdiction. As a result, shareholders’ net income increased for the three and six months ended June 30, 2009 by $20 million, which included $18 million representing the unrecognized deferred tax liabilities attributable to its investment in the South Korean subsidiary that are considered permanent in nature. Management is currently assessing whether the undistributed earnings of certain other foreign operations are permanently invested overseas.
During the first quarter of 2009, the IRS completed its examination of the Company’s 2005 and 2006 consolidated federal income tax returns, resulting in an increase to shareholders’ net income of $21 million ($20 million in continuing operations and $1 million in discontinued operations). This increase reflected a reduction in net unrecognized tax benefits of $8 million ($17 million reported in income tax expense, partially offset by a $9 million pre-tax charge) and a reduction of interest and penalties of $13 million (reported in income tax expense).
Gross unrecognized tax benefits declined for the first six months of 2009 by $34 million. This decline was primarily due to completion of the previously referenced IRS examination which increased shareholders’ net income by $8 million. There were other non-audit related changes in net unrecognized tax benefits, resulting in a net increase to shareholders’ net income due to the reduction of unrecognized tax benefits of $2 million for the first six months of 2009.

Over the next twelve months, the Company has determined it reasonably possible that the level of unrecognized tax benefits could increase or decrease significantly, subject to developments in certain matters in dispute with the IRS. It is also reasonably possible there could be a significant change in the level of valuation allowances recorded against deferred tax benefits of the reinsurance operations and certain unrealized investment losses within the next twelve months. The Company, however, is currently unable to reasonably estimate the potential impact of such changes.
During the first quarter, final resolution was reached in one of the two disputed issues associated with the IRS examination of the Company’s 2003 and 2004 consolidated federal income tax returns. The second of these disputed matters remains unresolved and on June 4, 2009 the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process, the timing of the resolution of this matter is uncertain. Though the Company expects to prevail, unfavorable resolution of this litigation would result in a charge to shareholder’s net income of up to $15 million, representing net interest expense on the cumulative incremental tax for all affected years. In addition, there remain two unresolved issues from the IRS examination of the Company’s 2005 and 2006 consolidated federal income tax returns. The Company initiated a regulatory appeal of these matters on March 31, 2009 by filing a formal protest of the proposed adjustments. One of these unresolved issues is the same matter which remains in dispute from the prior IRS examination.
On May 7, 2009, the proposed 2010 federal budget was issued which included various specific income tax provisions that could affect the Company. Management is in the process of assessing the impact of these provisions, particularly those related to the U.S. taxation of foreign operations.
Note 16 — Segment Information
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
Summarized segment financial information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,240	$3,420	$6,529	$6,484
Disability and Life	689	669	1,390	1,330
International	467	483	906	958
Run-off Reinsurance	(183)	14	(62)	71
Other Operations	46	45	90	91
Corporate	(13)	(14)	(27)	(27)

Total	$4,246	$4,617	$8,826	$8,907

Shareholders’ income from continuing operations
Health Care	$194	$181	$349	$295
Disability and Life	93	73	156	141
International	64	48	106	100
Run-off Reinsurance	112	42	86	(147)
Other Operations	21	22	40	44
Corporate	(40)	(81)	(62)	(102)

Segment Earnings	444	285	675	331
Realized investment losses, net of taxes	(9)	(12)	(33)	(3)

Shareholders’ income from continuing operations	$435	$273	$642	$328

Note 17 — Contingencies and Other Matters
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
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2009, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.8 billion as of June 30, 2009. Approximately 76% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of June 30, 2009. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 8 for further information on the fair value hierarchy.
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
The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, non-performance risk, and risk and profit charges. Assumptions were updated beginning with January 1, 2008 to reflect the requirements of SFAS No. 157. See Note 8 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined.
The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:
•	No annuitants surrendered their accounts;
•	All annuitants lived to elect their benefit;
•	All annuitants elected to receive their benefit on the next available date (2009 through 2014); and
•	All underlying mutual fund investment values remained at the June 30, 2009 value of $1.2 billion with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.5 billion before reinsurance recoveries. The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Certain Other Guarantees. The Company had indemnification obligations to lenders of up to $243 million as of June 30, 2009 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2009 through 2017. The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2009.
As of June 30, 2009, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $7 million as of June 30, 2009.
As part of the reinsurance and administrative service arrangements acquired from Great West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At June 30, 2009, there were no receivables recorded for paid claims due from third party reinsurers for this business and unpaid claims related to this business were estimated at $25 million.
The Company had indemnification obligations as of June 30, 2009 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2009.
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
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues for the second quarter of 2009 and 27% for the six months ended June 30, 2009. South Korea generated 55% of the segment’s earnings for the second quarter of 2009 and 46% of the segment’s earnings for the six months ended June 30, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
Litigation and Other Legal Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs including payments to providers and benefit level disputes. Litigation of income tax matters is accounted for under the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. Further information can be found in Note 15. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.
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

CIGNA has received insurance recoveries related to this litigation. In 2008, the trial court ruled that the Company is not entitled to insurance recoveries from one of the two insurers from which the Company is pursuing further recoveries. CIGNA appealed that decision and on June 3, 2009, the Superior Court of Pennsylvania reversed the trial court’s decision, remanding the case to the trial court for further proceedings. The insurer continues to challenge this decision and is seeking re-argument before the Superior Court of Pennsylvania.
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
Ingenix. On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers. The Company received four subpoenas from the New York Attorney General’s office in connection with this investigation and responded appropriately. On February 17, 2009, the Company entered into an Assurance of Discontinuance resolving the investigation. In connection with the industry-wide resolution, the Company will contribute $10 million to the establishment of a new non-profit company that will compile and provide the data currently provided by Ingenix. In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information. The Company has responded appropriately. Since January 2009, the Company has received and is responding to inquiries regarding the use of Ingenix data from the Texas Attorney General and the Departments of Insurance in Illinois, Florida, Vermont, Georgia, Pennsylvania, Connecticut and Alaska.

The Company is also a defendant in two putative class actions brought on behalf of members (Franco et al. v. Connecticut General Life Insurance Co. et al. and Chazen et al. v. Connecticut General Life Insurance Co. et al.), and five putative class actions brought on behalf of providers (AMA et al. v. Connecticut General Life Insurance Co. et al., Shiring et al. v. CIGNA Corp. et al., Pain Management and Surgery Center of Southern Indiana et al. v. CIGNA Corp. et al, Higashi v. Connecticut General Life Insurance Co. et al. and North Peninsula Surgical Center v. Connecticut General Life Insurance Co. et al.), asserting that due to the use of Ingenix data, the Company improperly underpaid claims, an industry-wide issue. The Franco putative class action, filed on March 22, 2004 in the United States District Court for the District of New Jersey, asserts claims under ERISA and the RICO statute on behalf of members of CIGNA plans. Plaintiff seeks to recover alleged underpayments in relation to out-of-network claims for the period from 1998 to present. In 2008, the court denied the Company’s motion to dismiss for lack of standing while indicating that the named plaintiff’s unique situation might undermine her adequacy as a class representative. On August 15, 2008, a second putative member class action was filed in the same court as Franco on behalf of a different class representative, David Chazen. The Chazen complaint asserts claims under ERISA and New Jersey state law for the time period 2002 to present. On February 9, 2009, the AMA putative provider class action was filed in the same court as Franco and Chazen. The complaint asserts claims under ERISA, the RICO statute and the Sherman Antitrust Act for the time period 2005 to the present. On April 17, 2009, a second putative provider class action, Shiring, was filed in the same court, asserting claims on behalf of non-physician providers for the time period 2005 to present. On June 17, 2009, the court consolidated the Franco, Chazen, AMA and Shiring cases and issued a case management order providing for coordinated discovery, with class certification to be litigated in March and April of 2010. On April 14, 2009, a third putative provider class action, Pain Management and Surgery Center of Southern Indiana, was filed in the United States District Court for the Southern District of Indiana, asserting claims under ERISA, the RICO statute and the Sherman Antitrust Act, which was amended on June 26, 2009. The alleged damages period is 2005 to the present. On June 17, 2009, a fourth putative provider class action, Higashi, was filed in the United States District Court for the Central District of California, asserting claims under the RICO statute and the Sherman Antitrust Act for the time period 2005 to the present. On July 6, 2009, a fifth putative provider class action, North Peninsula Surgical Center, was also filed in the United States District Court for the Central District of California, asserting claims under ERISA, the Sherman Antitrust Act and state unfair competition law for the time period 2005 to the present.
On June 9, 2009, CIGNA filed motions in the United States District Court for the Southern District of Florida to enforce the Managed Care MDL settlement by enjoining the RICO and antitrust causes of action alleged in the AMA, Shiring and Pain Management cases on the ground that they arose prior to and were released in the April, 2004 settlement. A parallel motion was filed in the Higashi matter on July 28, 2009.
It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Introduction	42
Consolidated Results of Operations	44
Critical Accounting Estimates	47
Segment Reporting
Health Care	51
Disability and Life	56
International	58
Run-off Reinsurance	60
Other Operations	62
Corporate	63
Discontinued Operations	63
Industry Developments and Other Matters	65
Liquidity and Capital Resources	66
Investment Assets	70
Market Risk	75
Cautionary Statement	76
INTRODUCTION
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2009”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (MD&A), including in the Cautionary Statement beginning on page 76. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
The following discussion addresses the financial condition of the Company as of June 30, 2009, compared with December 31, 2008, and its results of operations for the second quarter of 2009 and six months ended June 30, 2009 compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s 2008 Form 10-K, to which the reader is directed for additional information.
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
Run-off Operations
Effectively managing the various exposures of its run-off operations is important to the Company’s ongoing profitability, operating cash flows and available capital. The results are influenced by a range of economic factors, especially movements in equity markets and interest rates. Results are also influenced by behavioral factors, including future partial surrender election rates for guaranteed minimum death benefits (GMDB) contracts and annuity election rates for guaranteed minimum income benefits (GMIB) contracts, as well as the collection of amounts recoverable from retrocessionaires. In order to substantially reduce the impact of equity market movements, the Company operates a GMDB equity hedge program. The Company actively monitors the performance of the hedge program, and evaluates the cost/benefit of hedging other risks. The Company also actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted. The Company also performs regular audits of the ceding companies to ensure treaty compliance that premiums received and claims paid are properly reflective of the underlying risks and to maximize the probability of subsequent collection of claims from retrocessionaires. Finally, the Company monitors the credit standing of the retrocessionaires.
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
See Note 3 to the Consolidated Financial Statements for additional information.
Initiatives to Lower Operating Expenses
During the second quarter of 2009, the Company continued its previously announced comprehensive review of its ongoing businesses. As a result, in the second quarter of 2009 the Company recognized in other operating expenses a total charge of $14 million pre-tax ($9 million after-tax), for severance resulting from reductions of 465 positions in its workforce. The Company expects to pay substantially all of this charge in cash during 2009. The Health Care segment reported substantially all of this charge. As a result of these actions, the Company expects annualized after-tax savings of approximately $15 million beginning in 2010.
CONSOLIDATED RESULTS OF OPERATIONS
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$4,013	$4,218	$8,064	$8,069
Net investment income	260	265	489	530
Mail order pharmacy revenues	316	286	628	582
Other revenues	(83)	113	134	256
Total realized investment losses	(18)	(19)	(54)	(5)

Total revenues	4,488	4,863	9,261	9,432
Benefits and expenses	3,858	4,450	8,358	8,945

Income from continuing operations before taxes	630	413	903	487
Income taxes	195	140	260	158

Income from continuing operations	435	273	643	329
Shareholders’ income (loss) from discontinued operations, net of taxes	—	(1)	1	2

Net income	435	272	644	331
Less: Net income attributable to noncontrolling interests	—	—	1	1

Shareholders’ net income	$435	$272	$643	$330

Realized investment losses, net of taxes	$(9)	$(12)	$(33)	$(3)

Special Items
In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and shareholders’ income from continuing operations, presented below are special items, which management believes are not representative of the underlying results of operations.
SPECIAL ITEMS

	Pre-Tax	After-Tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
Three Months Ended June 30,
2009
Curtailment gain	$46	$30
Cost reduction charge	(14)	(9)

Total	$32	$21

2008
Charge related to litigation matter	$(80)	(52)

Six Months Ended June 30,
2009
Curtailment gain	$46	$30
Cost reduction charge	(14)	(9)
Completion of IRS examination	(9)	20

Total	$23	$41

2008
Charges related to litigation matters	$(117)	$(76)

See Note 12 to the Consolidated Financial Statements for additional information related to the curtailment gain and Note 6 to the Consolidated Financial Statements for further discussion of the cost reduction charge. The other special item for 2009 is a result of the completion of the 2005 and 2006 IRS examinations. See Note 15 to the Consolidated Financial Statements for additional information.
See Note 17 to the Consolidated Financial Statements for further discussion of the litigation charge associated with the pension plan reported in the second quarter of 2008. The remaining special item for 2008 consisted of charges related to certain litigation matters which were reported in the Health Care segment.
Overview of Consolidated Results of Operations
Three Months Ended June 30, 2009 Compared with Three Months ended June 30, 2008
Shareholders’ income from continuing operations for the three months ended June 30, 2009 increased significantly compared with the three months ended June 30, 2008, as a result of:
•	Significantly higher earnings in the Run-off Reinsurance segment resulting from favorable results from the GMIB business. See the Run-off Reinsurance section of this MD&A for further discussion;
•	A curtailment gain related to the decision to freeze the pension plans which was partially offset by a cost reduction charge;
•	Absence of the 2008 litigation charge associated with the pension plan; and
•	Higher overall segment earnings in ongoing businesses. See the Segment reporting section of the MD&A for further information.
Six Months Ended June 30, 2009 Compared with Six Months ended June 30, 2008
Shareholders’ income from continuing operations was also significantly higher for the six months ended June 30, 2009. In addition to the items cited above related to the three months ended June 30, the increase for the six months resulted from:
•	The absence of the $131 million charge in the GMIB business resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 157;
•	The favorable impact of the completion of the 2005 and 2006 IRS examination. The net favorable effect of the IRS examination on continuing operations of $20 million is being reported as a special item;

•	The absence of the litigation charge in the first quarter of 2008 reported as a special item; and
•	Higher overall segment earnings in the ongoing business segments.
Partially offsetting these favorable effects were higher net realized investment losses in 2009 primarily due to higher asset write-downs and the absence of a significant gain on the sale of real estate reported in the first quarter of 2008, partially offset by gains on sales of fixed maturities. See the Investment Assets section of the MD&A beginning on page 70 for more information.
Outlook for 2009
The Company expects full-year 2009 shareholders’ income from continuing operations, excluding realized investment results, the results of the GMIB business, and special items, to be higher than 2008 due to lower losses in the Run-off Reinsurance segment. Overall earnings in the ongoing operating segments are expected to be slightly higher than 2008. This outlook includes an assumption that results of the GMDB business will be approximately break-even for the remainder of 2009. This assumption reflects Management’s view that the long-term reserve assumptions are appropriate and that equity market conditions and volatility will continue to be stable for the remainder of 2009. The Company’s outlook is subject to the factors cited in the Cautionary Statement and the sensitivities discussed in the Critical Accounting Estimates section of the MD&A in the Company’s 2008 Form 10-K. If unfavorable equity market and interest rate movements or changes in assumptions occur, the Company could experience additional losses related to the GMDB business.
Information is not available for management to reasonably estimate the future results of the GMIB business, realized investment gains (losses), or to identify or reasonably estimate special items in 2009. However, if unfavorable equity market and interest rate movements occur, the Company could also experience additional losses related to the GMIB business and investment impairments. Potential losses related to the GMDB and GMIB businesses, as well as investment impairments, could adversely impact the Company’s consolidated results of operations and financial condition, and could reduce the capital of the Company’s insurance subsidiaries as well as their dividend paying capabilities. Special items for the remainder of 2009 may include potential charges associated with the previously announced cost reduction plan, as well as litigation related items.
Revenues
Total revenue decreased by 8% for the three months ended June 30, 2009, compared with three months ended June 30, 2008 and 2% for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees decreased by 5% for the three months ended June 30, 2009, compared with the three months ended June 30, 2008, primarily reflecting membership declines in the Health Care segment largely due to disenrollment. See segment reporting discussions for additional detail and drivers.
For the six months ended June 30, 2009, premiums and fees were level with the six months ended June 30, 2008, reflecting the effect of the acquired business in the first quarter of 2009 and growth in the Disability and Life segment, offset by membership declines in Health Care and the unfavorable effect of foreign currency translation in International.
Net Investment Income
Net investment income decreased 2% for the three months ended June 30, 2009, compared with the three months ended June 30, 2008 primarily due to lower yields driven by declines in short-term interest rates and lower income from real estate funds, which reflects declines in market values due to the deterioration in economic conditions. These factors were partially offset by higher invested assets.
For the six months ended June 30, 2009, net investment income declined 8% compared with the six months ended June 30, 2008. In addition to the factors cited for the three months ended June 30, 2009, lower income from security partnerships negatively affected net investment income for the six months.

Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased 10% for the three months ended June 30, 2009, compared with the three months ended June 30, 2008 and 8% for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. These increases were primarily due to higher volume and, to a lesser extent, rate increases.
Other Revenues
Excluding the impact of the futures contracts associated with the GMDB equity hedge program, other revenues were nearly level for the three months and six months ended June 30, 2009, compared with the same periods last year. The Company reported losses of $188 million for the three months ended and $71 million for the six months ended June 30, 2009 associated with the GMDB equity hedge program, compared with gains of $6 million for the three months ended June 30, 2008 and $48 million for the six months ended June 30, 2008. The losses in 2009 reflect increases in stock market values, while the gains in 2008 primarily reflect declines in stock market values.
Realized Investment Results
Realized investment results for the three months ended June 30, 2009 were level with the three months ended June 30, 2008. For the six months ended June 30, 2009, realized investment losses were substantially higher than for the six months ended June 30, 2008, primarily due to higher asset write-downs and the absence of a significant gain on the sale of real estate reported in the first quarter of 2008, partially offset by gains on sales of fixed maturities. In addition, for the six months ended June 30, 2009, the Company reported higher losses associated with its hybrid securities which are reported in other realized investment losses. These losses primarily reflect continued market pressure in the financial sector. See Note 9 to the Consolidated Financial Statements for additional information.
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

The Company regularly evaluates items which may impact critical accounting estimates. During the six months ended June 30, 2009, the Company updated the following critical accounting estimates:

Balance Sheet Caption /
Nature of Critical Accounting Estimate	Assumptions / Approach Used	Effect if Different Assumptions Used
Future policy benefits — Guaranteed minimum death benefits

These liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. The amounts to be paid represent the excess of the guaranteed death benefit over the values of contractholders’ accounts. The death benefit coverage in force at June 30, 2009 (representing the amount payable if all of approximately 615,000 contractholders had died as of that date) was approximately $9.6 billion.

Liabilities for future policy benefits for these contracts were as follows (in millions):

•   June 30, 2009 — $1,542

•   Dec 31, 2008 — $1,609
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

Volatility refers to the degree of variation of future market returns of the underlying mutual fund investments.	Current assumptions used to estimate these liabilities are detailed in Note 7 to the Consolidated Financial Statements. Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur when the recorded reserve is insufficient, the approximate after-tax decrease in net income would be as follows:

•   5% increase in mortality rates — $40 million

•   10% decrease in lapse rates — $30 million

•   10% increase in election rates for future partial surrenders — $10 million

•   50 basis point decrease in interest rates:

•   Mean Investment Performance — $30 million

•   Discount Rate — $35 million

•   10% increase in volatility — $15 million

As of June 30, 2009, if contractholder account values invested in underlying equity mutual funds declined by 10% due to equity market performance, the after-tax decrease in net income resulting from an increase in the provision for partial surrenders would be approximately $20 million.

As of June 30, 2009, if contractholder account values invested in underlying bond/money market mutual funds declined by 3% due to bond/money market performance, the after-tax decrease in net income resulting from an increase in the provision for partial surrenders and an increase in unhedged exposure would be approximately $15 million.

The amounts would be reflected in the Run-off Reinsurance segment.

Balance Sheet Caption /
Nature of Critical Accounting Estimate	Assumptions / Approach Used	Effect if Different Assumptions Used
Accounts payable, accrued expenses and other liabilities, and Other assets — Guaranteed minimum income benefits

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

As discussed in Note 2 to the Consolidated Financial Statements, the Company implemented SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. At adoption, the Company was required to change certain assumptions. As a result, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax).

Liabilities related to these contracts were as follows (in millions):

•   June 30, 2009 — $1,224

•   Dec 31, 2008 — $1,757

Estimated amounts receivable related to these contracts from two external reinsurers, were as follows (in millions):

•   June 30, 2009 — $685

•   Dec 31, 2008 — $953
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

The second group of assumptions consists of future annuitant behavior including annuity election rates, lapse, and mortality, retrocessionnaire credit risk, and a risk and profit charge.

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

Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur, the approximate after-tax decrease in net income, net of estimated amounts receivable from reinsurers, would be as follows:

•    50 basis point decrease in interest rates (which are aligned with LIBOR) used for projecting market returns and discounting — $15 million
•   50 basis point decrease in interest rates used for projecting claim exposure (7-year Treasury rates) — $30 million
•   20% increase in implied market volatility — $5 million
•   5% decrease in mortality — $1 million
•   10% increase in annuity election rates — $5 million
•    10% decrease in lapse rates — $5 million
•    10% decrease in amounts receivable from reinsurers (credit risk) — $40 million
•    10% increase to the risk and profit charge — $5 million

Market declines which reduce annuitants’ account values expose the Company to higher potential claims which results in a larger net liability. If annuitants’ account values as of June 30, 2009 declined by 10% due to the performance of the underlying mutual funds, the approximate after-tax decrease in net income, net of estimated amounts receivable from reinsurers, would be approximately $30 million.

All of these estimated impacts due to unfavorable changes in assumptions could vary from quarter to quarter depending on actual reserve levels, the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.

The amounts would be reflected in the Run-off Reinsurance segment.

Investments — Fixed Maturities. Losses for “other-than-temporary” impairments of fixed maturities must be recognized in shareholders’ net income based on an estimate of fair value or the present value of expected cash flows by management. Determining whether a decline in value is “other-than-temporary” includes an evaluation of the reasons for, the significance of, and the duration of the decrease in value of the security and the Company’s intent to sell or likelihood of requirement to sell the security before recovery. For all fixed maturities with cost in excess of their fair value, if this excess was determined to be “other-than-temporary”, the Company’s shareholders’ net income as of June 30, 2009 would have decreased by $249 million after-tax. See Note 9 to the Consolidated Financial Statements for more information.
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
The Company measures the operating effectiveness of the Health Care segment using the following key factors:
•	segment earnings;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical cost ratio) in the guaranteed cost business.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$2,855	$3,065	$5,766	$5,769
Net investment income	46	53	80	100
Mail order pharmacy revenues	316	286	628	582
Other revenues	69	69	135	133

Segment revenues	3,286	3,473	6,609	6,584

Mail order pharmacy cost of goods sold	255	227	507	466
Benefits and other expenses	2,729	2,961	5,562	5,657

Benefits and expenses	2,984	3,188	6,069	6,123

Income before taxes	302	285	540	461
Income taxes	108	104	191	166

Segment earnings	$194	$181	$349	$295

Realized investment gains (losses), net of taxes	$(11)	$(1)	$(16)	$8

Special items (after-tax) included in segment earnings:
Curtailment gain	$25	$—	$25	$—
Cost reduction charge	$(8)	$—	$(8)	$—
Completion of IRS examination	$—	$—	$1	$—
Charge related to litigation matters	$—	$—	$—	$(24)

Excluding the special items noted in the table above, the Health Care segment’s earnings for the second quarter of 2009 were lower than the same period last year, primarily due to:
•	lower membership;
•	lower investment income, primarily reflecting lower real estate income; and
•	lower Medicare Part D earnings reflecting a decline in membership, as well as lower margins.
These unfavorable effects were largely offset by:
•	lower operating expenses reflecting both volume related declines, as well as a reduction in baseline expenses;
•	higher stop loss earnings, due in part to improving total medical cost management particularly in the acquired business;
•	higher Medicare risk earnings due in part to higher membership; and
•	strong contributions from the Specialty businesses.
Segment earnings for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008, were favorably impacted by the absence of the following items recorded in the first quarter of 2008:
•	$4 million after-tax of incremental medical costs related to higher than expected upper respiratory inpatient claims; and
•	$7 million after-tax related to an adjustment to a large experience-rated life and non-medical account in run-out.
Excluding these items and the special items noted in the table above, segment earnings for the six months ended June 30, 2009 were slightly higher compared to the six months ended June 30, 2008 reflecting:
•	higher stop loss earnings largely benefiting from the acquired business (effective April 1, 2008);
•	higher Medicare risk earnings due in part to higher membership; and
•	higher active case margins in the experience-rated business.
These favorable effects were largely offset by:
•	lower membership;
•	lower investment income, primarily reflecting lower real estate and security partnership income; and
•	lower Medicare Part D earnings reflecting a decline in membership, as well as lower margins.

Revenues
The table below shows premiums and fees for the Health Care segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Medical:
Guaranteed cost excluding voluntary / limited benefits(1),(2)	$786	$898	$1,583	$1,788
Voluntary / Limited Benefits	58	52	118	102
Experience-rated(2),(3)	426	496	858	989
Stop loss	320	351	653	511
Dental	185	195	371	394
Medicare	153	101	291	196
Medicare Part D	75	87	166	190
Other (4)	127	128	258	257

Total medical	2,130	2,308	4,298	4,427
Life and other non-medical	46	58	96	94

Total premiums	2,176	2,366	4,394	4,521
Fees(2),(5)	679	699	1,372	1,248

Total premiums and fees	$2,855	$3,065	$5,766	$5,769

(1)	Includes guaranteed cost premiums primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue for specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $27 million for the second quarter of 2009 and $53 million for the six months ended June 30, 2009 and $24 million for the second quarter of 2008 and $48 million for the six months ended June 30, 2008.
Premiums and fees decreased 7% for the second quarter of 2009 and were essentially level for the six months ended June 30, 2009, compared with the same periods of 2008, primarily reflecting lower membership largely due to disenrollment, particularly in the guaranteed cost and experience-rated businesses.
This impact was partially offset by rate increases and favorable revenue yields, as well as membership growth in the Medicare private fee for services product.
Net investment income decreased 13% for the second quarter of 2009 and 20% for the six months ended June 30, 2009 compared with the same periods of 2008, primarily reflecting lower real estate income, with the six months ended results also impacted by lower security partnership income.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Medical claims expense	$1,748	1,917	$3,528	3,661
Other benefit expenses	38	53	86	102
Mail order pharmacy cost of goods sold	255	227	507	466
Other operating expenses	943	991	1,948	1,894

Total benefits and expenses	$2,984	$3,188	$6,069	$6,123

Medical claims expense decreased 9% for the second quarter of 2009 and 4% for the six months ended June 30, 2009 compared with the same periods in 2008 largely due to lower membership, particularly on experience-rated and guaranteed cost business; partially offset by increases in medical expense related to claim trend and Medicare member driven growth.
Other operating expenses include expenses related to:
•	integration costs associated with the acquired business;

•	both retail and mail order pharmacy;

•	disease management;

•	voluntary and limited benefits; and

•	Medicare claims administration businesses.
Excluding the items noted above, other operating expenses for the second quarter of 2009 were lower than the same period last year reflecting both volume related declines as well as a reduction in baseline expenses. Operating expenses increased for the six months ended June 30, 2009, compared with the six months ended June 30, 2008, primarily due to expenses related to the acquired business (effective April 1, 2008), as well as a modest increase in information technology related expenses.
Other Items Affecting Health Care Results
Medical Membership
The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims. As of June 30, estimated medical membership was as follows:

(In thousands)	2009	2008

Guaranteed cost excluding voluntary/limited benefits (1)	769	960
Voluntary/limited benefits	223	204
Medicare	49	34

Total guaranteed cost	1,041	1,198
Experience-rated (2)	773	929
Service	9,375	9,940

Total medical membership	11,189	12,067

(1)	Includes guaranteed cost members primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Includes minimum premium members, who have a risk profile similar to experience-rated members.
The net decrease in the Company’s medical membership is 7% as of June 30, 2009 when compared with June 30, 2008, primarily driven by disenrollment across all funding arrangements as a result of the current economic environment.

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
Reducing other operating expenses. The Company operates in an intensely competitive marketplace and its ability to establish a fully competitive cost advantage is key to achieving its initiatives. Accordingly, the Company is focused on reducing operating expenses in three key areas primarily to facilitate operating efficiency and responsiveness to customers. These three areas include: customer acquisition, which encompasses spending on sales, the account management process, underwriting and marketing; fulfillment, mainly claims processing and billing; and reducing overhead in various administrative and staffing functions. In connection with these efforts, in the fourth quarter of 2008, the Company completed a review of staffing levels and organization and announced a plan to reorganize its business model and supporting areas to more tightly align the ongoing operating segments. During the second quarter of 2009 the Company continued its review of operating expenses in the HealthCare segment, identifying additional job eliminations, in order to meet the challenges and opportunities presented by the current economic environment.
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
Profitable sales and customer retention. The Company continues to focus on selling profitable new business and retaining current customers by:
•	focusing on targeted segments where buyers value our health improvement capabilities;

•	providing a diverse product portfolio that meets current market needs as well as emerging consumer-directed trends;

•	developing and implementing the systems, information technology and infrastructure to deliver member service that keeps pace with the emerging consumer-directed market trends;

•	ensuring competitive provider networks;

•	maintaining a strong clinical quality in medical, specialty health care and disability management; and

•	increasing specialty penetration.
The Company is also focused on segment and product expansion. With respect to segment expansion, our focus is predominantly in the “Select” (employers with 51-250 employees), and individual segments. As part of its effort to achieve these objectives, the Company completed the acquisition of Great-West Healthcare of Denver, Colorado on April 1, 2008. This acquisition will enable the Company to broaden its distribution reach and provider network, particularly in the western regions of the United States, and expand the range of health benefits and product offerings.
The Company has also recently developed new product offerings for its guaranteed cost and experienced-rated portfolios. These offerings will provide our employer customers with lower-cost options for providing medical, pharmacy and dental benefits.
Driving additional cross-selling is also key to our integrated benefits value proposition. We are expanding network access for our dental product and improving network flexibility to ensure better alignment with our customers’ needs. Also, with the acquisition of Great-West Healthcare, we will be working in 2009 to transition this book to CIGNA pharmacy and increase pharmacy penetration across the entire book.

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
Underwriting and pricing products effectively. One of the Company’s key priorities is to achieve strong profitability in a competitive health care market. The Company is focused on effectively managing pricing and underwriting decisions at both the case and overall book of business level, particularly for the guaranteed cost book, as well as its experience-rated, ASO businesses and stop loss coverages.
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
Key factors for this segment are:
•	premium and fee growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$661	$638	$1,333	$1,269
Net investment income	61	64	118	128
Other revenues	28	31	57	61

Segment revenues	750	733	1,508	1,458
Benefits and expenses	618	631	1,296	1,260

Income before taxes	132	102	212	198
Income taxes	39	29	56	57

Segment earnings	$93	$73	$156	$141

Realized investment gains (losses), net of taxes	$3	$(4)	$(7)	$(6)

Special items (after-tax) included in segment earnings:
Curtailment gain	$4	$—	$4	$—
Cost reduction charge	$(1)	$—	$(1)	$—
Completion of IRS examination	$—	$—	$5	$—
Segment earnings for the three months ended June 30, 2009 include the favorable after-tax impact of reserve studies of $20 million, which primarily reflects strong results from disability management programs over the past several years, resulting in improved resolution rates. Results also include the favorable after-tax impact of special items of $3 million. Segment earnings for the three months ended June 30, 2008 include the favorable after-tax impact of reserve studies of $8 million, also reflecting strong results from disability management programs. Excluding the impact of reserve studies and special items, segment earnings increased due to favorable life, disability and accident claims experience partially offset by lower net investment income.
Segment earnings for the six months ended June 30, 2009 include the favorable after-tax impact of reserve studies of $29 million and special items of $8 million. Segment earnings for the six months ended June 30, 2008 include the favorable after-tax impact of reserve studies of $11 million. Excluding the impact of reserve studies and special items, segment earnings decreased due to lower investment income, higher expenses and less favorable life claims experience, partially offset by favorable accident claims experience.
Revenues
Premiums and fees increased 4% and 5% respectively, for the three and six months ended June 30, 2009 reflecting new sales growth and solid customer retention in the disability and life lines of business, partially offset by less favorable customer retention in the specialty line of business.
Net investment income decreased 5% for the three months ended June 30, 2009 reflecting lower yields and 8% for the six months ended June 30, 2009 reflecting lower yields and lower real estate and security partnership income.
Benefits and Expenses
Benefits and expenses include the favorable pre-tax impact of reserve studies and special items of $33 million for the three months ended June 30, 2009 and $11 million for the three months ended June 30, 2008. Excluding the impact of the reserve studies and special items, benefits and expenses increased 1%, primarily reflecting disability and life business growth offset by more favorable life, disability and accident claims experience. The more favorable life claims experience was driven by lower mortality in the group life business offset by the higher average size of death claims. The more favorable disability claims experience was driven by higher resolutions partially offset by higher new claims. The expense ratio reflects effective operating expense management offset by investments in the claim operations and strategic information technology initiatives.
Benefits and expenses include the favorable pre-tax impact of reserve studies and special items of $46 million for the six months ended June 30, 2009 and $16 million for the six months ended June 30, 2008. Excluding the impact of the reserve studies and special items, benefits and expenses increased 5%, primarily reflecting disability and life business growth, less favorable life claims experience partially offset by a slightly lower expense ratio and more favorable accident claims experience. The less favorable life claims experience was driven by a higher average size of death claims. The lower expense ratio reflects effective operating expense management offset by investments in the claim operations and strategic information technology initiatives.

International Segment
Segment Description
The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.
The key factors for this segment are:
•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	operating expense as a percentage of earned premium (expense ratio).
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$462	$479	$896	$951
Net investment income	17	19	33	39
Other revenues	5	4	10	7

Segment revenues	484	502	939	997
Benefits and expenses	414	427	804	841

Income before taxes	70	75	135	156
Income taxes	6	27	28	55
Income attributable to noncontrolling interest	—	—	1	1

Segment earnings	$64	$48	$106	$100

Impact of foreign currency movements included in segment earnings	$(7)	$(1)	$(16)	$—

Realized investment gains, net of taxes	$3	$—	$1	$—

Special items (after-tax) included in segment earnings:
Curtailment gain	$1	$—	$1	$—
Completion of IRS examination	$—	$—	$1	$—
During the second quarter of 2009, the Company’s International Segment implemented a strategy to permanently invest the earnings of its South Korean operation overseas. Income taxes for this operation will therefore be recorded at the tax rate of the foreign jurisdiction. Segment earnings reflect favorable tax adjustments of $14 million for the implementation of this strategy and $5 million related to the ongoing impact of the lower tax rate on the permanently invested earnings for the second quarter of 2009 and the six months ended June 30, 2009. Excluding the impact of the Korean tax adjustments, the impact of foreign currency movements and the special items noted above, International segment earnings increased 6% for the second quarter of 2009 and 1% for the six months ended June 30, 2009, compared with the same periods last year. The increase in the second quarter of 2009 and for six months ended June 30, 2009 was primarily driven by strong fundamental revenue growth in the life, accident and supplemental health insurance business and the expatriate employee benefits business, partially offset by unfavorable claims experience in both businesses. Margins in the life, accident and supplemental health business and the expatriate employee benefits businesses remained competitively strong. The impact of foreign currency movements is calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.
Revenues
Premiums and fees. The decrease in premiums and fees of 4% for the second quarter of 2009 and 6% for the six months ended June 30, 2009, compared with the same periods last year, was primarily attributable to unfavorable currency movements partially offset by new sales growth in the life, accident and supplemental health insurance operations, particularly in South Korea, and membership growth in the expatriate employee benefits business. These results also continue to reflect appropriate renewal pricing on existing business.

Premiums and fees, excluding the effect of foreign currency movements, were $527 million for the second quarter of 2009 and $1,055 million for the six months ended June 30, 2009, compared with $483 million for the second quarter of 2008 and $946 million for the six months ended June 30, 2008.
Benefits and Expenses
Benefits and expenses decreased 3% for the second quarter of 2009 and 4% for the six months ended June 30, 2009, compared with the same periods last year, primarily due to foreign currency movements and lower expenses partially offset by business growth, higher loss ratios and increased amortization of acquisition costs.
Loss ratios increased for the second quarter of 2009 and for the six months ended June 30, 2009, in the life accident and supplemental health and the expatriate benefits businesses due to unfavorable claims experience.
Policy acquisition expenses decreased for the second quarter of 2009 and the six months ended June 30, 2009 in the life, accident and supplemental health business due to foreign currency movements, partially offset by business growth and higher amortization of deferred acquisition costs associated with lower persistency.
Expense ratios decreased for the second quarter of 2009 and six months ended June 30, 2009, reflecting effective expense management and foreign currency movements.
Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues for the second quarter of 2009 and 27% for the six months ended June 30, 2009. South Korea generated 55% of the segment’s earnings for the second quarter of 2009 and 46% of the segment’s earnings for the six months ended June 30, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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
The determination of liabilities for GMDB and GMIB required the Company to make critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 7 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 8 to the Consolidated Financial Statements.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$6	$9	$12	$25
Net investment income	34	23	58	45
Other revenues	(189)	5	(74)	46

Segment revenues	(149)	37	(4)	116
Benefits and expenses	(321)	(23)	(136)	352

Income (loss) before income tax benefits	172	60	132	(236)
Income taxes (benefits)	60	18	46	(89)

Segment earnings (loss)	$112	$42	$86	$(147)

Realized investment losses, net of taxes	$(3)	$(4)	$(6)	$(2)

Results of GMIB business (after-tax) included in segment earnings (loss):
Charge on adoption of SFAS No. 157 for GMIB contracts	$—	$—	$—	$(131)
Results of GMIB business excluding charge on adoption	$110	$34	$133	$(30)
Segment earnings for the six months ended June 30, 2009 included a loss from the GMDB business of $50 million, primarily due to reserve strengthening in the first quarter of $47 million. Excluding the results of the GMIB (presented in the table above) and GMDB businesses, segment earnings for Run-off Reinsurance were lower for the three months and six months ended June 30, 2009 compared with the same periods of 2008, reflecting reduced favorable settlement activity related to personal accident and workers’ compensation.
See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.
Other Revenues
Other revenues included pre-tax losses from futures contracts used in the GMDB equity hedge program (see Note 7 to the Consolidated Financial Statements) of $188 million for the three months ended and $71 million for the six months ended June 30, 2009, compared with pre-tax gains of $6 million for the three months ended and $48 million for the six months ended June 30, 2008. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). The notional amount of the futures contract positions held by the Company at June 30, 2009 related to this program was $1.3 billion.

Benefits and Expenses
Benefits and expenses were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
GMIB (income) expense	$(164)	$(49)	$(196)	$255
Other benefits and expenses	(157)	26	60	97

Benefits and expenses	$(321)	$(23)	$(136)	$352

GMIB Expense. Under SFAS No. 157, the Company’s results of operations are expected to be volatile in future periods because assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities.
The pre-tax income for GMIB was $164 million for the three months ended June 30, 2009 and $196 million for the six months ended June 30, 2009, and was primarily due to the following factors:
•	increases in interest rates ($129 million for the three months and $206 million for the six months ended June 30, 2009);
•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures ($51 million for the three months and $32 million for the six months ended June 30, 2009); and
•	updates to the risk and profit charge estimates ($20 million for the three months and $18 million for the six months ended June 30, 2009).
These favorable effects were partially offset by:
•	increases to the annuitization assumption, reflecting higher utilization experience ($21 million for the three months and six months ended June 30, 2009);
•	updates to the lapse assumption (none for the three months and $14 million for the six months ended June 30, 2009); and
•	other amounts (including experience varying from assumptions, model and in-force updates) ($15 million for the three months and $25 million for the six months ended June 30, 2009).
During the three months ended June 30, 2008, the pre-tax income for GMIB of $49 million was primarily driven by increases in interest rates. For the six months ended June 30, 2008, GMIB expenses of $255 million included a pre-tax charge of $202 million for the adoption of SFAS No. 157, which is discussed further in Note 2 to the Consolidated Financial Statements. Excluding this one-time effect of adopting SFAS No. 157, expense for the six months ending June 30, 2008 was primarily the result of declines in equity markets.
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
However, significant declines in mutual fund values that underlie the contracts (increasing the exposure to the Company) together with declines in the 7-year treasury rate during 2008 (used to determine claim payments) increased the expected amount of claims that will be paid out for contractholders who choose to annuitize while these conditions continue. It is also possible that these unfavorable market conditions will have an impact on the level of contractholder annuitizations, particularly if these unfavorable market conditions persist for an extended period.

Other Benefits and Expenses. Other benefits and expenses reflected income for the three months ended and expense for the six months ended June 30, 2009, compared to expense during the comparable periods in 2008. These fluctuations reflect the impact of significant improvements in the equity markets on guaranteed minimum death benefit contracts during the three months ended June 30, 2009, compared to varying levels of equity market declines during all other periods presented. Equity market improvements result in increases in the underlying annuity account values, which decreases the exposure under the contracts. Equity market declines result in decreases in the underlying annuity account values, which increases the exposure under the contracts. These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.
The Company recorded additional other benefits and expenses of $73 million ($47 million after-tax) primarily to strengthen GMDB reserves following an analysis of experience during the first quarter of 2009. These amounts were primarily due to:
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
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2009, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.
Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate-owned life insurance (COLI);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$29	$27	$57	$55
Net investment income	102	105	200	209
Other revenues	17	18	33	36

Segment revenues	148	150	290	300
Benefits and expenses	116	117	242	234

Income before taxes	32	33	48	66
Income taxes	11	11	8	22

Segment earnings	$21	$22	$40	$44

Realized investment losses, net of taxes	$(1)	$(3)	$(5)	$(3)

Special item (after-tax) included in segment earnings:
Completion of IRS examination	$—	$—	$1	$—

Segment earnings for Other Operations for the second quarter of 2009 declined compared with the same period last year due to the continued decline in deferred gain amortization associated with sold businesses, partially offset by slightly higher COLI earnings driven by more favorable mortality. For the six months ended June 30, 2009, earnings declined compared with the same period last year due to the continued decline in deferred gain amortization associated with sold businesses and lower COLI earnings driven by less favorable mortality and lower interest margins.
Corporate
Description
Corporate reflects amounts not allocated to segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations) interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Segment loss	$(40)	$(81)	$(62)	$(102)

Special items (after-tax) included in segment loss:
Completion of IRS examination	$—	$—	$12	$—
Charges related to litigation matters	$—	$(52)	$—	$(52)
Excluding the special items noted above (see Consolidated Results of Operations section of the MD&A beginning on page 44 for more information on special items), Corporate losses were higher for both the three months ended and the six months ended June 30, 2009, compared with same periods last year. The increase in losses primarily reflects higher net interest expense attributable to lower average invested assets and increased debt to finance the acquired business. In addition, directors’ expenses increased due to increases in the Company’s stock price during the three months ended and six months ended June 30, 2009 compared with decreases during the three months ended and six months ended June 30, 2008.
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.
Discontinued operations for the six months ended June 30, 2009 primarily represented a tax benefit associated with a past divestiture related to the completion of the 2005 and 2006 IRS examinations.

Discontinued operations for the second quarter of 2008 included a loss of $1 million after-tax related to the sale of the Brazilian life insurance operations. Discontinued operations for the six months ended June 30, 2008, also included a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.

INDUSTRY DEVELOPMENTS AND OTHER MATTERS
The disability industry is under continuing review by regulators and legislators with respect to its offset practices regarding Social Security Disability Insurance (“SSDI”). There has been specific inquiry as to the industry’s role in assisting individuals with their applications for SSDI. The Company has received one Congressional inquiry and has responded to the information request. Also, legislation prohibiting the offset of SSDI payments against private disability insurance payments for prospectively issued policies was introduced but not enacted in the Connecticut state legislature. The Company is also involved in related pending litigation. If the industry is forced to change its offset SSDI procedures, the practices and products for the Company’s Disability & Life segment could be significantly impacted.
In 1998, the Company sold its individual life insurance and annuity business to Lincoln National Life Insurance Company and its affiliates (“Lincoln”). Because this business was sold in an indemnity reinsurance transaction, the Company is not relieved of primary liability for the reinsured business and had reinsurance recoverables totaling $4.5 billion as of June 30, 2009. Lincoln has secured approximately 90% of its reinsurance obligations under these arrangements by placing assets into a trust which qualifies under Regulation 114 of the New York Insurance Department.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company maintains liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and

•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	using cash flows from operating activities;

•	selling investments;

•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities; and

•	borrowing from its parent company.
Liquidity requirements at the parent level generally consist of:
•	debt service and dividend payments to shareholders; and

•	funding of pension plans.
The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	collecting dividends from its subsidiaries;

•	using proceeds from issuance of debt and equity securities;

•	collecting pension contributions from subsidiaries in the amount of the GAAP expense charged; and

•	borrowing from its subsidiaries.
Cash flows for the six months ended June 30, were as follows:

(In millions)	2009	2008
Operating activities	$112	$559
Investing activities	$(648)	$(2,347)
Financing activities	$211	$623
Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, gains (losses) recognized in connection with the Company’s GMDB equity hedge program, investment income, taxes, benefits and expenses.
Because certain income and expense transactions do not generate cash, and because cash transactions related to revenue and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flows from operating activities can be significantly different from shareholders’ net income.
Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment, which includes capitalized software, as well as cash used to acquire businesses.
Cash flows from financing activities are generally comprised of issuances and re-payment of debt at the parent level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases. In addition, the subsidiaries report net deposits/withdrawals to/from investment contract liabilities (which include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

2009:
Operating activities
For the six months ended June 30, 2009, cash flows from operating activities were less than net income by $532 million. Net income contains certain after-tax non-cash income and expense items, including:
•	GMIB income of $133 million;
•	A curtailment gain of $30 million, net of a cost reduction charge of $9 million;
•	Tax benefits related to the IRS examination of $20 million;
•	Depreciation and amortization charges of $94 million; and
•	Realized investment losses of $33 million.
Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $485 million. This decrease was primarily due to cash outflows of $71 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, contributions to the qualified domestic pension plan of approximately $320 million and increases in receivables.
Cash flows from operating activities decreased by $447 million compared with the six months ended June 30, 2008. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities decreased by $328 million. This decrease primarily reflects contributions to the qualified domestic pension plan of approximately $320 million for the six months ended June 30, 2009, compared with none for the six months ended June 30, 2008.
Investing activities
Cash used in investing activities was $648 million. This use of cash primarily consisted of net purchases of investments of $512 million and net purchases of property and equipment of $136 million.
Financing activities
Cash provided from financing activities primarily consisted of net proceeds from the issuance of long-term debt of $346 million, offset by repayments of short-term debt, principally commercial paper, of $197 million. Financing activities also included net deposits to contractholder deposit funds of $88 million.
2008:
Operating activities
For the six months ended June 30, 2008, cash flows from operating activities were greater than net income by $228 million. Net income contains certain after-tax non-cash income and expense items, including:
•	GMIB expense of $161 million;
•	Litigation accruals of $76 million;
•	Depreciation and amortization charges of $76 million; and
•	Realized investment losses of $3 million.
Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $88 million. This decrease was primarily due to cash outflows related to annual payments of incentive compensation in the first quarter and the timing of payments for litigation matters, reinsurance premiums, experience rated refunds and premium taxes. These outflows were partially offset by cash inflows associated with the GMDB equity hedge program of $48 million.

Investing activities
The Company used net cash of $1.3 billion to fund the acquisition of Great-West Healthcare. Excluding this item, cash used in investing activities was $1.0 billion. This use of cash primarily consisted of net purchases of investments of $910 million and net purchases of property and equipment of $128 million.
Financing activities
Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt and long-term debt of $425 million and $298 million, respectively. These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare. Financing activities also included net deposits to contractholder deposit funds of $104 million and proceeds from the issuance of common stock under the Company’s stock plans of $35 million and dividends on and repurchases of common stock of $231 million.
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Interest expense	$41	$37	$79	$68

The increase in interest expense for the six months ended June 30, 2009 was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition.
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
On March 14, 2008, the Company entered into a new commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use the Credit Agreement (see below) for funding. In October 2008, the Company added an additional dealer to its Program. As of June 30, 2009, the Company had $102 million in commercial paper outstanding, at a weighted average interest rate of 1.13% and remaining maturities ranging from one to 34 days.

On May 4, 2009, the Company issued $350 million of 8.50% Notes ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of a treasury lock. See Note 10 to the Consolidated Financial Statements for further information. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. The proceeds of this debt were used for general corporate purposes, including the repayment of some of the Company’s outstanding commercial paper. These Notes will mature on May 1, 2019.
On March 4, 2008, the Company issued $300 million of 6.35% Notes (with an effective interest rate of 6.68% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2008. The proceeds of this debt were used for general corporate purposes, including financing the acquisition of Great-West Healthcare. These Notes will mature on March 15, 2018.
The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:
•	100% of the principal amount of the Notes to be redeemed; or
•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable treasury rate plus 50 basis points (8.50% Notes due 2019) or 40 basis points (6.35% Notes due 2018).
Liquidity and Capital Resources Outlook
At June 30, 2009, there was approximately $180 million in cash available at the parent company level. For the remainder of 2009, the parent company’s cash requirements include scheduled interest payments of approximately $85 million on outstanding long-term debt of $2.4 billion at June 30, 2009, approximately $90 million of required pre-tax contributions to the domestic qualified pension plan and approximately $100 million of commercial paper that will mature over the next three months. There are no scheduled long-term debt repayments in 2009. The parent company expects to fund these cash requirements with a combination of subsidiary dividends, tax benefits on the pension contributions and by refinancing the maturing commercial paper borrowings with new commercial paper.
The estimated remaining contributions to the domestic qualified pension plan during 2009 do not include funding requirements related to the litigation matter discussed in Note 17 to the Consolidated Financial Statements, as management does not expect this matter to be resolved in 2009. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.
The availability of resources at the parent company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines, and partially dependent on the availability of liquidity from the issuance of debt or equity securities.
The Company expects, based on current projections for cash activity, to have sufficient liquidity to meet its obligations.
However, the Company’s cash projections may not be realized and the demand for funds could exceed available cash if:
•	ongoing businesses experience unexpected shortfalls in earnings;

•	regulatory restrictions or rating agency capital guidelines reduce the amount of dividends available to be distributed to the parent company from the insurance and HMO subsidiaries (including the impact of equity market deterioration and volatility on subsidiary capital);

•	significant disruption or volatility in the capital and credit markets reduces the Company’s ability to raise capital or creates unexpected losses related to the GMDB and GMIB businesses;

•	a substantial increase in funding over current projections is required for the Company’s pension plans; or

•	a substantial increase in funding is required for the Company’s GMDB equity hedge program.
In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $400 million from Connecticut General Life Insurance Company (CGLIC) without prior state approval. As of June 30, 2009, the parent company had no outstanding borrowings from CGLIC. In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed line of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of June 30, 2009, the Company had an additional $1 billion of borrowing capacity within the maximum debt leverage covenant in the line of credit agreement in addition to the $2.5 billion of debt outstanding as of June 30, 2009.

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
Guarantees and Contractual Obligations
The Company, through its subsidiaries, is contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 17 to the Consolidated Financial Statements for additional information.
Contractual obligations. The Company has updated its contractual obligations previously provided on page 71 of the Company’s 2008 Form 10-K for certain items as follows:
•	other long-term liabilities associated with GMIB contracts primarily as a result of increasing interest rates, as well as equity market improvements during the second quarter of 2009, partially offset by the unfavorable equity market environment during the first quarter of 2009;
•	future policy benefit liabilities associated with GMDB contracts as a result of improvements in the equity market environment during the second quarter of 2009, partially offset by the unfavorable equity market environment during the first quarter of 2009;
•	short-term debt, primarily as a result of maturing commercial paper. See Note 13 to the Consolidated Financial Statements for additional information; and
•	long-term debt, primarily due to the issuance of new debt in the second quarter of 2009, see Note 13 to the Consolidated Financial Statements for additional information.

		Less
		than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Future policy benefits	$11,561	$490	$939	$793	$9,339
Short-term debt	$106	$106	$—	$—	$—
Long-term debt	$4,772	$150	$782	$281	$3,559
Other long-term liabilities	$1,807	$857	$393	$189	$368
INVESTMENT ASSETS
The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 8, 9 and 14 to the Consolidated Financial Statements. More detailed information about the fixed maturities and mortgage loan portfolios by type of issuer, maturity dates, and, for mortgages by property type and location is included in Note 9 to the Consolidated Financial Statements and Notes 2, 12, 13 and 16 to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.

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
As of June 30, 2009, the Company’s mix of investments and their primary characteristics have not materially changed since December 31, 2008. The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of June 30, 2009. The Company’s commercial mortgage loans continue to be diversified by property type, location and borrower to reduce exposure to potential losses.
As of June 30, 2009, approximately 64% or $1,594 million of the Company’s total investments in state and local government securities of $2,478 million were guaranteed by monoline bond insurers. The quality ratings of these investments with and without this guaranteed support as of June 30, 2009 were as follows:

		As of
		June 30,
		2009
		Fair Value
			Without
(in millions)	Quality Rating	With Guarantee	Guarantee
State and local governments	Aaa	$67	$42
	Aa1-Aa3	1,131	974
	A1-A3	338	393
	Baa1-Baa3	57	23
	Not available	1	162

Total state and local governments		$1,594	$1,594

As of June 30, 2009, approximately 84% or $381 million of the Company’s total investments in other asset-backed securities of $451 million were guaranteed by monoline bond insurers. All of these securities had quality ratings of Baa2 or better. Quality ratings without considering the guarantees for these other asset-backed securities were not available.
As of June 30, 2009, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of June 30, 2009 were:

		As of
		June 30,
(in millions)	Guarantor	2009
Guarantor	Quality Rating	Indirect Exposure
AMBAC	Ba1	$206
MBIA, Inc.	A3	1,151
Financial Security Assurance	Aa1	578
Financial Guaranty Insurance Co.	NR	40

Total		$1,975

The Company continues to underwrite investments in these securities focusing on the underlying issuer’s credit quality, without regard for guarantees. As such, this portfolio of state and local government securities, guaranteed by monoline bond insurers is of high quality with approximately 88% rated A3 or better without their guarantees.
Problem and Potential Problem Investments
“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems. These characteristics include, but are not limited to, the following:
•	request from the borrower for restructuring;
•	principal or interest payments past due by more than 30 but fewer than 60 days;
•	downgrade in credit rating;
•	collateral losses on asset-backed securities; and
•	for commercial mortgages, deterioration of debt service coverage below 1.0x and/or value declines resulting in estimated loan-to-value ratios increasing to 100% or above.
The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2009 and 2008.
The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	Gross	Reserve	Net
June 30, 2009
Problem bonds	$109	$(57)	$52
Potential problem bonds	$141	$(5)	$136
Problem commercial mortgage loans	$66	$—	$66
Potential problem commercial mortgage loans	$255	$—	$255
Foreclosed real estate	$59	$—	$59

December 31, 2008
Problem bonds	$94	$(59)	$35
Potential problem bonds	$140	$(14)	$126
Potential problem commercial mortgage loans	$92	$—	$92
Potential problem commercial mortgage loans represent 7% of the total loan portfolio. These increased $163 million and $166 million from December 31, 2008 and March 31, 2009, respectively, reflecting the results of management’s in-depth portfolio loan review which was completed in early July 2009 and included in the above table. The loan review includes an analysis of each property’s December 31, 2008 audited financial statements, 2009 rent rolls and operating plans/budgets, a physical inspection of the property and other pertinent factors. As a result of this review management added nine loans totaling $169 million to the potential problem loan list that are exhibiting signs of distress such as an elevated loan to value ratio and/or low or negative debt service coverage. These loans were all performing according to their contractual terms as of June 30, 2009 and although they are showing signs of stress, most of these loans are well collateralized and management does not expect any significant impact to the Company’s financial condition.

Overview
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Credit-Related (1)	$28	$—	$35	$3
Other (2)	(1)	8	6	15

Total	$27	$8	$41	$18

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities, equity securities and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of FSP No. 115-2 on April 1, 2009, other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.
The financial markets experienced a significant rally in the second quarter of 2009. Both investment grade and below investment grade corporate credit indices reported record tightening of credit spreads and the S&P 500 posted a total return of 15%. While credit spreads eased in the quarter and asset values increased significantly, market yields remain elevated in relation to pre-recessionary levels reflecting the uncertain economic environment, increase default rates and rising treasury rates. Commercial real estate fundamentals continued to weaken as the struggling economy negatively impacted occupancy levels and rental rates for all major property types. The corporate and commercial real estate debt and equity markets are expected to remain challenging until economic stability returns. As a result of this economic environment, risks in the Company’s investment portfolio remain elevated.
Although credit spreads tightened significantly in the second quarter of 2009, market yields remain elevated and the market value of the Company’s existing investment portfolio remains depressed. The Company’s corporate fixed maturity and commercial mortgage loan portfolios are well diversified limiting exposure. However, if broad economic conditions and/or illiquidity in the capital markets persist or worsen, this would likely result in an increase in the severity and duration of the decline in asset values, and may cause the Company to experience additional problem loans and investment losses.
As discussed above, the Company completed an in depth commercial mortgage portfolio review in early July 2009. The loan review includes an analysis of each property’s December 31, 2008 audited financial statements, 2009 rent rolls and operating plans/budgets, a physical inspection of the property and other pertinent factors. Based on this review the portfolio’s loan to value ratio increased from 64% as of December 31, 2008, to 78% driven by an average decline in the portfolio’s underlying property values of 16% since completion of the previous review during the third quarter of 2008. The 16% decrease is below the reported declines in commercial real estate values of 20% to 30% from peak prices achieved in late 2006 and into early 2007. This is driven by the combination of management not fully reflecting 2006-2007 peak prices in previous valuations, along with previous declines in value recognized during the Company’s 2008 review. Debt service coverage was essentially unchanged at 1.5x reflecting the positive impacts from additional leasing of properties that were in the process of leasing up (predominantly apartments), and the removal of a non-performing office loan that was foreclosed during the second quarter of 2009, partially offset by modest declines in coverage for most loans secured by stabilized properties across all property types, and more significant declines from hotel loans.
There are also ten loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $24 million. Seven of these loans have current debt service coverage of greater than 1.0x and the remaining three with debt service coverage below 1.0x have other mitigating factors including strong borrower sponsorship. The decline in property values and current underwater position is better than management’s expectations reflecting a combination of factors including, prior year property values not fully reflecting peak market pricing, a more modest allocation to the more depressed property types such as retail and hotel and the overall quality of the Company’s portfolio. While the results of the loan review were better than expected, and management believes the portfolio is positioned to perform competitively well due to the solid aggregate loan to value ratio, strong debt service coverage and minimal underwater position, the commercial real estate market is exhibiting significant signs of stress and if these conditions continue for an extended period or worsen substantially it could result in an increase in problem and potential problem loans.

Although the property value declines increased the portfolio loan to value ratios, all but three of the 181 loans that comprise our total mortgage loan portfolio continue to perform under their contractual terms, and the actual aggregate default rate is 1.8%. Given the quality and diversity of the underlying real estate, positive debt service coverage, significant borrower cash investment averaging nearly 30%, and only $100 million of loans maturing in the next twelve months, the Company remains confident that the vast majority of borrowers will continue to perform as required and the mortgage loan portfolio will perform well competitively. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.
The value of the Company’s fixed maturity portfolio increased $250 million in the second quarter of 2009 driven by a decline in market yields. Although asset values have improved significantly there are securities with amortized cost in excess of fair value by $383 million. Continued economic weakness for an extended period could cause the Company to recognize impairment losses if default rates increase and/or recoveries decline. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the Company’s strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, it has both the intent and ability to hold these assets to recovery. Therefore, future credit related losses are not expected to have a material adverse effect on the Company’s liquidity or financial condition.
The Company’s Other Long-Term Investments include $554 million in private equity and real estate funds as well as direct real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies and real estate partnerships. Because these investments have a subordinate position in the capital structure, the Company assumes a higher level of risk for higher expected returns. Many of these entities have experienced a decline in value over the last several quarters due to economic weakness and the disruption in the capital markets. To mitigate risk, these investments are diversified across approximately 55 separate partnerships, and approximately 35 general partners who manage one or more of those partnerships and the funds’ underlying investments are diversified by industry sector, property type, and geographic region. No single partnership investment exceeds 7% of the Company’s private equity and real estate partnership portfolio. Given the weak economic conditions there continues to be downward pressure on asset values that could result in future losses but management does not expect any losses to have a material adverse effect on the Company’s liquidity or financial condition.

MARKET RISK
Financial Instruments
The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $130 million in the fair value of the futures contracts outstanding under this program as of June 30, 2009. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 7 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
Stock Market Performance
The performance of equity markets can have a significant effect on the Company’s businesses, including on:
•	risks and exposures associated with GMDB (see Note 7 to the Consolidated Financial Statements) and GMIB contracts (see Note 8 to the Consolidated Financial Statements); and
•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 66 for further information.

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
You should not place undue reliance on these forward-looking statements. The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:
1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;
3.	challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) offering products that meet emerging market needs, (ii) strengthening underwriting and pricing effectiveness, (iii) strengthening medical cost and medical membership results, (iv) delivering quality member and provider service using effective technology solutions, (v) lowering administrative costs and (vi) transitioning to an integrated operating company model, including operating efficiencies related to the transition;
4.	risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, government investigations and proceedings, and tax audits and related litigation;
5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the health care business;
6.	risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;
7.	significant changes in interest rates and deterioration in the loan to value ratios of commercial real estate investments for a sustained period of time;
8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales, retention of current business as well as the downgrade in the financial strength ratings of reinsurers which could result in increased statutory reserve or capital requirements;
9.	limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;
10.	inability of the program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);
11.	adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;
12.	adjustments to the assumptions (including annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plans in future periods as well as the recognition of additional pension obligations;
14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;
15.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;
16.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of healthcare services provided to their workforce, loss in workforce and our customers’ ability to pay receivables) and our vendors (including their ability to provide services);
17.	changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company’s health care products and services; and amendments to income tax laws, which could affect the taxation of employer provided benefits and certain insurance products such as corporate owned-life insurance;
18.	potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;
19.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;
20.	challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services;
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
This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2008 Annual Report on Form 10-K, including the “Risk Factors” section, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The information contained under “Litigation and Other Legal Matters” in Note 17 to CIGNA’s Financial Statements is incorporated herein by reference.

Item 1A.	RISK FACTORS
CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed description of its risk factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about CIGNA’s share repurchase activity for the quarter ended June 30, 2009:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2009	6,039	$19.69	0	$448,919,605
May 1-31, 2009	2,962	$21.55	0	$448,919,605
June 1-30, 2009	20	$19.45	0	$448,919,605

Total	9.021	$20.30	0	N/A

(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 6,039 shares in April, 2,962 shares in May and 20 shares in June.

(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $449 million as of June 30, 2009 and July 30, 2009.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 4.	Submission of Matters to a Vote of Security Holders
CIGNA held its annual meeting of shareholders on April 22, 2009. As of February 27, 2009, the record date for the meeting, 270,934,706 shares of CIGNA common stock were outstanding and entitled to vote at the meeting. At the meeting, 225,666,490 shares of CIGNA common stock were represented in person or by proxy. CIGNA shareholders elected all four nominees to the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2009.

	Votes For	Votes Against	Abstained
1. Election of nominees to Board of Directors for terms expiring in 2012:
H. Edward Hanway	219,681,766	5,785,376	199,348
John M. Partridge	214,583,975	10,752,539	329,976
James E. Rogers	200,652,321	24,712,394	301,775
Eric C. Wiseman	214,006,003	11,320,522	339,965

2. Ratification of Pricewaterhouse Coopers LLP as CIGNA’s independent registered public accounting firm.	221,812,563	3,601,826	252,101

Item 6.	EXHIBITS
(a)	See Exhibit Index

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Annmarie T. Hagan
Annmarie T. Hagan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 30, 2009

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated April 23, 2008	Filed as Exhibit 3.2 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

10.1	Amendment No. 1 to the CIGNA Supplemental Pension Plan of 2005	Filed herewith.

10.2	Agreement and Release dated May 22, 2009 with Michael Bell	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on May 26, 2009 and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
E-1