Form 10-Q
period 2009-09-30
CIGNA CORP
filed 2009-11-05
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 16, 2009, 273,436,995 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income	1

Consolidated Balance Sheets	2

Consolidated Statements of Comprehensive Income and Changes in Total Equity	3

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	84

Item 4. Controls and Procedures	85

PART II OTHER INFORMATION

Item 1. Legal Proceedings	86

Item 1. A. Risk Factors	87

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 6. Exhibits	89

SIGNATURE	90

INDEX TO EXHIBITS	E-1

Exhibit 3.2
Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CIGNA Corporation
Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2009	2008	2009	2008
Revenues
Premiums and fees	$3,985	$4,128	$12,049	$12,197
Net investment income	263	272	752	802
Mail order pharmacy revenues	316	300	944	882
Other revenues	(61)	175	73	431
Realized investment gains (losses):
Other-than-temporary impairments on debt securities, net	(16)	(66)	(42)	(92)
Other realized investment gains	30	43	2	64

Total realized investment gains (losses)	14	(23)	(40)	(28)

Total revenues	4,517	4,852	13,778	14,284

Benefits and Expenses
Health Care medical claims expense	1,698	1,819	5,226	5,480
Other benefit expenses	754	1,049	2,551	2,877
Mail order pharmacy cost of goods sold	255	238	762	704
Guaranteed minimum income benefits (income) expense	(19)	98	(215)	353
Other operating expenses	1,342	1,415	4,064	4,150

Total benefits and expenses	4,030	4,619	12,388	13,564

Income from Continuing Operations before Income Taxes	487	233	1,390	720

Income taxes (benefits):
Current	68	65	138	274
Deferred	89	(3)	279	(54)

Total taxes	157	62	417	220

Income from Continuing Operations	330	171	973	500
Income from Discontinued Operations, Net of Taxes	—	1	1	3

Net Income	330	172	974	503
Less: Net Income Attributable to Noncontrolling Interest	1	1	2	2

Shareholders’ Net Income	$329	$171	$972	$501

Basic Earnings Per Share:
Shareholders’ income from continuing operations	$1.20	$0.62	$3.55	$1.79
Shareholders’ income from discontinued operations	—	—	—	0.01

Shareholders’ net income	$1.20	$0.62	$3.55	$1.80

Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$1.19	$0.62	$3.54	$1.77
Shareholders’ income from discontinued operations	—	—	—	0.01

Shareholders’ net income	$1.19	$0.62	$3.54	$1.78

Dividends Declared Per Share	$—	$—	$0.040	$0.040

Amounts Attributable to CIGNA:
Shareholders’ income from continuing operations	$329	$170	$971	$498
Shareholders’ income from discontinued operations	—	1	1	3

Shareholders’ Net Income	$329	$171	$972	$501

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

		Unaudited
		As of		As of
		September 30,		December 31,
(In millions, except per share amounts)		2009		2008
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $12,471; $11,492)		$13,488		$11,781
Equity securities, at fair value (cost, $131; $140)		104		112
Commercial mortgage loans		3,607		3,617
Policy loans		1,530		1,556
Real estate		124		53
Other long-term investments		592		632
Short-term investments		201		236

Total investments		19,646		17,987
Cash and cash equivalents		836		1,342
Accrued investment income		265		225
Premiums, accounts and notes receivable, net		1,481		1,407
Reinsurance recoverables		6,689		6,973
Deferred policy acquisition costs		886		789
Property and equipment		827		804
Deferred income taxes, net		1,017		1,617
Goodwill		2,876		2,878
Other assets, including other intangibles		1,166		1,520
Separate account assets		6,964		5,864

Total assets		$42,653		$41,406

Liabilities
Contractholder deposit funds		$8,488		$8,539
Future policy benefits		8,304		8,754
Unpaid claims and claim expenses		4,006		4,037
Health Care medical claims payable		932		924
Unearned premiums and fees		424		414

Total insurance and contractholder liabilities		22,154		22,668
Accounts payable, accrued expenses and other liabilities		5,805		6,869
Short-term debt		104		301
Long-term debt		2,435		2,090
Nonrecourse obligations		23		16
Separate account liabilities		6,964		5,864

Total liabilities		37,485		37,808

Contingencies — Note 17
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,510		2,502
Net unrealized appreciation (depreciation), fixed maturities	$402		$(147)
Net unrealized appreciation, equity securities	4		7
Net unrealized depreciation, derivatives	(27)		(13)
Net translation of foreign currencies	(17)		(60)
Postretirement benefits liability adjustment	(878)		(861)

Accumulated other comprehensive loss		(516)		(1,074)
Retained earnings		8,303		7,374
Less treasury stock, at cost		(5,228)		(5,298)

Total shareholders’ equity		5,157		3,592
Noncontrolling interest		11		6

Total equity		5,168		3,598

Total liabilities and equity		$42,653		$41,406

Shareholders’ Equity Per Share		$18.86		$13.25

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity
(In millions, except per share amounts)

	Unaudited
	2009		2008
	Compre-		Compre-
	hensive	Total	hensive	Total
Three Months Ended September 30	Income	Equity	Income	Equity
Common Stock, September 30		$88		$88

Additional Paid-In Capital, July 1		2,506		2,493
Effects of stock issuance for employee benefit plans		4		5

Additional Paid-In Capital, September 30		2,510		2,498

Accumulated Other Comprehensive Loss, July 1		(837)		(84)
Net unrealized appreciation (depreciation), fixed maturities	$302	302	$(133)	(133)
Net unrealized appreciation (depreciation), equity securities	(3)	(3)	2	2

Net unrealized appreciation (depreciation) on securities	299		(131)
Net unrealized appreciation (depreciation), derivatives	(6)	(6)	14	14
Net translation of foreign currencies	29	29	(56)	(56)
Postretirement benefits liability adjustment	(1)	(1)	3	3

Other comprehensive income (loss)	321		(170)

Accumulated Other Comprehensive Loss, September 30		(516)		(254)

Retained Earnings, July 1		7,986		7,412
Shareholders’ net income	329	329	171	171
Effects of stock issuance for employee benefit plans		(12)		(1)

Retained Earnings, September 30		8,303		7,582

Treasury Stock, July 1		(5,254)		(5,155)
Repurchase of common stock		—		(125)
Other, primarily issuance of treasury stock for employee benefit plans		26		8

Treasury Stock, September 30		(5,228)		(5,272)

Shareholders’ Comprehensive Income and Shareholders’ Equity	650	5,157	1	4,642

Noncontrolling interest, July 1		9		7
Net income attributable to noncontrolling interest	1	1	1	1
Accumulated other comprehensive income attributable to noncontrolling interest	1	1	—	—

Noncontrolling interest, September 30	2	11	1	8

Total Comprehensive Income and Total Equity	$652	$5,168	$2	$4,650

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity
(In millions, except per share amounts)

	Unaudited
	2009		2008
	Compre-		Compre-
	hensive	Total	hensive	Total
Nine Months Ended September 30	Income	Equity	Income	Equity
Common Stock, September 30		$88		$88

Additional Paid-In Capital, January 1		2,502		2,474
Effects of stock issuance for employee benefit plans		8		24

Additional Paid-In Capital, September 30		2,510		2,498

Accumulated Other Comprehensive Income (Loss), January 1		(1,074)		51
Implementation effect of updated guidance on other-than-temporary impairments		(18)		—
Net unrealized appreciation (depreciation), fixed maturities	$567	567	$(247)	(247)
Net unrealized appreciation (depreciation), equity securities	(3)	(3)	2	2

Net unrealized appreciation (depreciation) on securities	564		(245)
Net unrealized appreciation (depreciation), derivatives	(14)	(14)	3	3
Net translation of foreign currencies	43	43	(79)	(79)
Postretirement benefits liability adjustment	(17)	(17)	16	16

Other comprehensive income (loss)	576		(305)

Accumulated Other Comprehensive Loss, September 30		(516)		(254)

Retained Earnings, January 1		7,374		7,113
Shareholders’ net income	972	972	501	501
Effects of stock issuance for employee benefit plans		(50)		(21)
Implementation effect of updated guidance on other-than-temporary impairments		18		—
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)

Retained Earnings, September 30		8,303		7,582

Treasury Stock, January 1		(5,298)		(4,978)
Repurchase of common stock		—		(347)
Other, primarily issuance of treasury stock for employee benefit plans		70		53

Treasury Stock, September 30		(5,228)		(5,272)

Shareholders’ Comprehensive Income and Shareholders’ Equity	1,548	5,157	196	4,642

Noncontrolling interest, January 1		6		6
Net income attributable to noncontrolling interest	2	2	2	2
Accumulated other comprehensive income attributable to noncontrolling interest	3	3	—	—

Noncontrolling interest, September 30	5	11	2	8

Total Comprehensive Income and Total Equity	$1,553	$5,168	$198	$4,650

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2009	2008
Cash Flows from Operating Activities
Net income	$974	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1)	(3)
Income attributable to noncontrolling interest	(2)	(2)
Insurance liabilities	(271)	185
Reinsurance recoverables	(1)	47
Deferred policy acquisition costs	(60)	(74)
Premiums, accounts and notes receivable	(72)	16
Other assets	350	(425)
Accounts payable, accrued expenses and other liabilities	(1,126)	717
Current income taxes	(29)	(5)
Deferred income taxes	279	(54)
Realized investment losses	40	28
Depreciation and amortization	207	181
Gains on sales of businesses (excluding discontinued operations)	(24)	(28)
Proceeds from sales of mortgage loans held for sale	1	—
Other, net	4	(36)

Net cash provided by operating activities	269	1,050

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	655	1,123
Equity securities	21	5
Commercial mortgage loans	23	48
Other (primarily short-term and other long-term investments)	485	279
Investment maturities and repayments:
Fixed maturities	791	660
Commercial mortgage loans	44	31
Investments purchased:
Fixed maturities	(2,257)	(2,237)
Equity securities	(8)	(18)
Commercial mortgage loans	(121)	(359)
Other (primarily short-term and other long-term investments)	(489)	(344)
Property and equipment purchases	(218)	(179)
Acquisition of Great-West Healthcare, net of cash acquired	—	(1,301)
Other (primarily other acquisitions/dispositions)	—	(12)

Net cash used in investing activities	(1,074)	(2,304)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,011	989
Withdrawals and benefit payments from contractholder deposit funds	(946)	(901)
Change in cash overdraft position	82	(3)
Net change in short-term debt	(199)	312
Net proceeds on issuance of long-term debt	346	297
Repayment of long-term debt	(2)	—
Repurchase of common stock	—	(340)
Issuance of common stock	9	37
Common dividends paid	(11)	(14)

Net cash provided by financing activities	290	377

Effect of foreign currency rate changes on cash and cash equivalents	9	(15)

Net decrease in cash and cash equivalents	(506)	(892)
Cash and cash equivalents, beginning of period	1,342	1,970

Cash and cash equivalents, end of period	$836	$1,078

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$171	$267
Interest paid	$107	$96
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
In preparing these interim consolidated financial statements, the Company has evaluated events that occurred between the balance sheet date and November 5, 2009.
Certain reclassifications and restatements have been made to prior period amounts to conform to the current presentation. In addition, certain restatements have been made in connection with the adoption of new accounting pronouncements. See Note 2 for further information.
Discontinued operations for the nine months ended September 30, 2009 primarily represented a tax benefit associated with a past divestiture, resolved at the completion of the 2005 and 2006 IRS examinations.
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
Note 2 — Recent Accounting Pronouncements
Accounting Standards Codification. The Financial Accounting Standards Board (FASB) has established the Accounting Standards Codification (Codification or ASC) as the single source of authoritative accounting guidance effective for reporting in the third quarter of 2009. Therefore, the Company will use the Codification section or description when referring to GAAP except for very recent guidance that has not yet been incorporated into the Codification.
Other-than-temporary impairments. On April 1, 2009, the Company adopted the FASB’s updated guidance for evaluating whether an impairment is other than temporary for fixed maturities with declines in fair value below amortized cost (ASC 320). It requires assessing the Company’s intent to sell or whether it is more likely than not that the Company will be required to sell such fixed maturities before their fair values recover. If so, an impairment loss is recognized in net income for the excess of the amortized cost over fair value. The Company must also determine if it does not expect to recover the amortized cost of fixed maturities with declines in fair value (even if it does not intend to sell or will not be required to sell these fixed maturities). In this case, the credit portion of the impairment loss is recognized in net income and the non-credit portion of an impairment loss is recognized in a separate component of shareholders’ equity. A reclassification adjustment from retained earnings to accumulated other comprehensive income was required for previously impaired fixed maturities that have a non-credit loss as of the date of adoption, less related tax effects.
The cumulative effect of adoption increased the Company’s retained earnings with an offsetting decrease to accumulated other comprehensive income of $18 million, with no overall change to shareholders’ equity. See Note 9 for information on the Company’s other-than-temporary impairments including additional required disclosures.

Noncontrolling interests in subsidiaries. Effective January 1, 2009, the Company adopted the FASB’s updated guidance on accounting for noncontrolling interests (ASC 810) through retroactive restatement of prior financial statements and reclassified $6 million of noncontrolling interest as of January 1, 2009 and 2008 from Accounts payable, accrued expenses and other liabilities to Noncontrolling interest in total equity. In addition, for the nine months ended September 30, 2008, net income of $2 million attributable to the noncontrolling interest has been reclassified to be included in net income, with a reduction to net income to determine net income attributable to the Company’s shareholders (“shareholders’ net income”).
Earnings per share. Effective January 1, 2009, the Company adopted the FASB’s updated earnings per share guidance (ASC 260) for determining participating securities which requires unvested restricted stock awards that contain rights to nonforfeitable dividends to be included in the denominator of both basic and diluted earnings per share (“EPS”) calculations. Prior period EPS data have been restated to reflect the adoption of this guidance. See Note 4 for the effects of this guidance on previously reported EPS amounts.
Business combinations. Effective January 1, 2009, the Company adopted the FASB’s guidance on accounting for business combinations (ASC 805) that requires fair value measurements for all future acquisitions, including contingent purchase price and certain contingent assets or liabilities of the entity to be acquired, requires acquisition related and restructuring costs to be expensed as incurred and requires changes in tax items after the acquisition date to be reported in income tax expense. There were no effects to the Company’s Consolidated Financial Statements at adoption.
Derivatives disclosures. Effective January 1, 2009, the Company expanded its disclosures on derivatives and hedging activities to comply with the FASB’s updated guidance (ASC 815) that requires the Company to disclose the purpose for using derivative instruments, their accounting treatment and related effects on financial condition, results of operations and liquidity. See Note 10 for information on the Company’s derivative financial instruments including these additional required disclosures.
Fair value measurements. Effective January 1, 2008, the Company adopted the FASB’s fair value disclosure and measurement guidance (ASC 820) that expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price). In addition, the FASB amended the fair value guidance in 2008 to provide additional guidance for determining the fair value of a financial asset when the market for that instrument is not active. See Note 8 for information on the Company’s fair value measurements.
The Company carries certain financial instruments at fair value in the financial statements including approximately $13.8 billion in invested assets at September 30, 2009. The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits (GMIB assets and liabilities) under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value; however, changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses. At the adoption of this fair value guidance, there were no effects to the Company’s measurements of fair values for financial instruments other than for GMIB assets and liabilities discussed below. In addition, there were no effects to the Company’s measurements of financial assets of adopting the FASB’s 2008 amendment to this fair value guidance.
At adoption, the Company was required to change certain assumptions used to estimate the fair values of GMIB assets and liabilities. Because there is no market for these contracts, the assumptions used to estimate their fair values at adoption were determined using a hypothetical market participant’s view of exit price, rather than using historical market data and actual experience to establish the Company’s future expectations. Certain of these assumptions have limited or no observable market data so determining an exit price requires the Company to exercise significant judgment and make critical accounting estimates. On adoption, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax), in Run-off Reinsurance.
The Company’s results of operations related to this business are expected to continue to be volatile in future periods because several underlying assumptions will be based on current market-observable inputs which will likely change each period. See Note 8 for additional information.
During the first nine months of 2009, the Company adopted FASB guidance that clarifies how to determine fair value for various assets and liabilities with no material effects to the Company’s Consolidated Financial Statements.
In the third quarter of 2009, the FASB issued guidance on measuring the fair value of liabilities and for investments in certain entities to provide a practical alternative under certain conditions to determine the fair value of these investments using their net asset value or its equivalent. The Company expects no material effects on its Consolidated Financial Statements at adoption in the fourth quarter of 2009.

Transfers of financial assets. In 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” which changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. The recognition and measurement provisions of this guidance must be applied to transfers that occur on or after January 1, 2010. On adoption, the Company does not expect a material effect to the results of operations or financial condition.
Variable interest entities. In 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” which amended guidance requiring periodic qualitative analyses to determine whether a variable interest entity must be consolidated by the Company. In addition, this guidance requires the Company to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. Any changes in consolidated entities resulting from these requirements must be applied through retrospective restatement of prior financial statements beginning in 2010. The Company is presently evaluating the impact of these new requirements.

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

(Unaudited)
Nine Months Ended
September 30,
(In millions, except per share amounts)	2008
Total revenues	$14,652
Shareholders’ income from continuing operations	$526
Shareholders’ net income	$529
Earnings per share:
Shareholders’ income from continuing operations
Basic	$1.89
Diluted	$1.87
Shareholders’ net income
Basic	$1.90
Diluted	$1.88

Note 4 — Earnings Per Share
Basic and diluted earnings per share were computed as follows:

		Effect of
(In millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2009
Shareholders’ income from continuing operations	$329	$—	$329

Shares (in thousands):
Weighted average	274,398	—	274,398
Options	—	1,732	1,732

Total shares	274,398	1,732	276,130

EPS	$1.20	$(0.01)	$1.19

2008
Shareholders’ income from continuing operations	$170	$—	$170

Shares (in thousands):
Weighted average	275,141	—	275,141
Options	—	1,665	1,665

Total shares	275,141	1,665	276,806

EPS	$0.62	$—	$0.62

		Effect of
(In millions, except per share amounts)	Basic	Dilution	Diluted
Nine Months Ended September 30,
2009
Shareholders’ income from continuing operations	$971	$—	$971

Shares (in thousands):
Weighted average	273,698	—	273,698
Options	—	993	993

Total shares	273,698	993	274,691

EPS	$3.55	$(0.01)	$3.54

2008
Shareholders’ income from continuing operations	$498	$—	$498

Shares (in thousands):
Weighted average	278,912	—	278,912
Options	—	2,035	2,035

Total shares	278,912	2,035	280,947

EPS	$1.79	$(0.02)	$1.77

As described in Note 2, effective in 2009, the Company adopted the FASB’s new guidance for determining participating securities which requires the Company’s unvested restricted stock awards to be included in weighted average shares instead of being considered a common stock equivalent. Prior period share information has been restated as follows.

Three Months Ended September 30, 2008
	Basic		Diluted
	As originally		As originally
	reported	As adjusted	reported	As adjusted
Shareholders’ income from continuing operations	$0.62	$0.62	$0.62	$0.62

Nine Months Ended September 30, 2008
	Basic		Diluted
	As originally		As originally
	reported	As adjusted	reported	As adjusted
Shareholders’ income from continuing operations	$1.80	$1.79	$1.78	$1.77

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Antidilutive options	8.7	4.9	10.0	4.5

The Company held 77,475,700 shares of common stock in Treasury as of September 30, 2009, and 78,693,702 shares as of September 30, 2008.
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

	September 30,	December 31,
(In millions)	2009	2008
Incurred but not yet reported	$814	$782
Reported claims in process	101	114
Other medical expense payable	17	28

Medical claims payable	$932	$924

Activity in medical claims payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2009	2008
Balance at January 1,	$924	$975
Less: Reinsurance and other amounts recoverable	211	258

Balance at January 1, net	713	717
Acquired April 1, 2008 net	—	90
Incurred claims related to:
Current year	5,265	7,312
Prior years	(39)	(60)

Total incurred	5,226	7,252
Paid claims related to:
Current year	4,560	6,716
Prior years	643	630

Total paid	5,203	7,346
Ending Balance, net	736	713
Add: Reinsurance and other amounts recoverable	196	211

Ending Balance	$932	$924

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 11 for additional information on reinsurance. For the nine months ended September 30, 2009, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $39 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2008. Actual completion factors resulted in a reduction in medical claims payable of $18 million, or 0.2% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $21 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business.
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
The favorable impacts in 2009 and 2008 relating to completion factors and medical cost trend variances are primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years. This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to the current year.
The corresponding impact of prior year development on shareholders’ net income was not material for the three months and nine months ended September 30, 2009 and 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:
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

Second, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on shareholders’ net income.
The determination of liabilities for Health Care medical claims payable required the Company to make critical accounting estimates. See Note 2(O) to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.
Note 6 — Cost Reduction
During 2009, the Company continued its previously announced comprehensive review to reduce the operating expenses of its ongoing businesses. As a result, the Company recognized severance related charges in other operating expenses as follows:
•	during the third quarter of 2009, a charge of $10 million pre-tax ($7 million after-tax), for severance resulting from reductions of approximately 230 positions in its workforce; and
•	during the second quarter of 2009, a charge of $14 million pre-tax ($9 million after-tax), for severance resulting from reductions of approximately 480 positions in its workforce.
Substantially all of these charges were recorded in the Health Care segment, and are expected to be paid in cash by June 30, 2010.
Cost reduction activity for 2009 was as follows:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2009	$44	$11	$55
Add: Second quarter 2009 charge	14	—	14
Add: Third quarter 2009 charge	10	—	10

Subtotal — cost reduction actions	68	11	79
Less: Payments	36	3	39

Balance, September 30, 2009	$32	$8	$40

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
In order to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts, the Company operates a dynamic hedge program (GMDB equity hedge program), using exchange-traded futures contracts. The hedge program is designed to substantially offset both positive and negative impacts of changes in equity markets on the GMDB liability. The hedge program involves detailed, daily monitoring of equity market movements and rebalancing the futures contracts within established parameters. While the hedge program is actively managed, it may not exactly offset changes in the GMDB liability due to, among other things, divergence between the performance of the underlying mutual funds and the hedge instruments, high levels of volatility in the equity markets, and differences between actual contractholder behavior and what is assumed. In addition, underlying mutual fund data is not reported and incorporated into the required hedge position on a real time basis, which also impacts the performance of the hedge program. Although this hedge program does not qualify for GAAP hedge accounting, it is an economic hedge because it is designed and operated to substantially reduce equity market exposures resulting from this product. The results of these futures contracts are included in other revenue and amounts reflecting corresponding changes in liabilities for these GMDB contracts are included in benefits and expenses, consistent with GAAP when a premium deficiency exists.

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
The Company had future policy benefit reserves for GMDB contracts of $1.4 billion as of September 30, 2009, and $1.6 billion as of December 31, 2008. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, mortality, interest rates (mean investment performance and discount rate) and volatility. Lapse refers to the full surrender of an annuity prior to a contractholder’s death. Future partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Mean investment performance refers to market rates to be earned over the life of the GMDB equity hedge program, and market volatility refers to market fluctuation. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, mortality, interest rates and volatility) used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.
The following provides information about the Company’s reserving methodology and assumptions for GMDB as of September 30, 2009:
•	The reserve represents estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).
•	The reserve includes an estimate for future partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-20% depending on the net amount at risk for each policy and whether surrender charges apply.
•	The mean investment performance assumption is 5% considering the Company’s GMDB equity hedge program using futures contracts. This is reduced by fund fees ranging from 1-3% across all funds. The results of futures contracts are reflected in the liability calculation as a component of investment returns.
•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 16-30%, varying by equity fund type; 4-10%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.
•	The discount rate is 5.75%.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The annual lapse rate assumption is 0-21%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
•	The reserve includes a provision for future policy maintenance and hedging expenses.

Although the year to date results include a first quarter charge of $73 million pre-tax ($47 million after-tax) to strengthen GMDB reserves, no additional reserve strengthening has been required for GMDB since the first quarter of 2009, primarily due to the stabilization and recovery of equity markets. The components of the first quarter charge were:
•	adverse impacts of overall market declines of $50 million pre-tax ($32 million after-tax). This is comprised of (a) $39 million pre-tax ($25 million after-tax) primarily related to the provision for future partial surrenders, and (b) $11 million pre-tax ($7 million after-tax) related to declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the GMDB equity hedge program;
•	adverse volatility-related impacts of $11 million pre-tax ($7 million after-tax) due to turbulent equity market conditions, including higher than expected claims and the performance of the diverse mix of equity fund investments held by contractholders being different than expected; and
•	adverse interest rate impacts of $12 million pre-tax ($8 million after-tax). Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance.
Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2009	2008
Balance at January 1	$1,609	$848
Add: Unpaid Claims	34	21
Less: Reinsurance and other amounts recoverable	83	19

Balance at January 1, net	1,560	850
Add: Incurred benefits	(86)	822
Less: Paid benefits	139	112

Ending balance, net	1,335	1,560
Less: Unpaid Claims	39	34
Add: Reinsurance and other amounts recoverable	56	83

Ending balance	$1,352	$1,609

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above. As discussed below, losses or gains have been recorded in other revenues as a result of the GMDB equity hedge program to reduce equity market exposures.
As of September 30, 2009, the aggregate value of the underlying mutual fund investments was $17.1 billion. The death benefit coverage in force as of that date (representing the estimated amount of death claims that the Company would have to pay if all of the approximately 600,000 contractholders had submitted death claims as of that date) was $7.7 billion. As of December 31, 2008, the aggregate value of the underlying mutual fund investments was $16.3 billion. The death benefit coverage in force as of that date (representing the estimated amount of death claims that the Company would have to pay if all of the approximately 650,000 contractholders had submitted death claims as of that date) was $11.1 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments.
As discussed above, the Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at September 30, 2009 was $1.2 billion. The Company recorded in other revenues pre-tax losses of $161 million for the three months ended September 30, 2009 and $232 million for the nine months ended September 30, 2009, and pre-tax gains of $70 million for the three months ended September 30, 2008 and $118 million for the nine months ended September 30, 2008.
The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (GMIB). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 8 for further information.

Note 8 — Fair Value Measurements
The Company carries certain financial instruments at fair value in the financial statements including fixed maturities, equity securities, short-term investments and derivatives. Other financial instruments are measured at fair value under certain conditions, such as when impaired or, for commercial mortgage loans, when classified as “held for sale.”
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

Financial Assets and Financial Liabilities Carried at Fair Value
The following tables provide information as of September 30, 2009 and December 31, 2008 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.
September 30, 2009

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$44	$577	$1	$622
State and local government	—	2,566	—	2,566
Foreign government	—	1,040	17	1,057
Corporate	—	8,041	489	8,530
Federal agency mortgage-backed	—	35	—	35
Other mortgage-backed	—	117	6	123
Other asset-backed	—	92	463	555

Total fixed maturities (1)	44	12,468	976	13,488
Equity securities	2	78	24	104

Subtotal	46	12,546	1,000	13,592
Short-term investments	—	201	—	201
GMIB assets (2)	—	—	614	614
Other derivative assets (3)	—	19	—	19

Total financial assets at fair value, excluding separate accounts	$46	$12,766	$1,614	$14,426

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,126	$1,126
Other derivative liabilities	—	28	—	28

Total financial liabilities at fair value	$—	$28	$1,126	$1,154

(1)	Fixed maturities includes $392 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $60 million of appreciation for securities classified in Level 3.

(2)	The Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $14 million for the future cost of reinsurance.

(3)	Other derivative assets includes $15 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges.

December 31, 2008

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$38	$724	$—	$762
State and local government	—	2,486	—	2,486
Foreign government	—	923	21	944
Corporate	—	6,526	330	6,856
Federal agency mortgage-backed	—	37	—	37
Other mortgage-backed	—	121	4	125
Other asset-backed	—	57	514	571

Total fixed maturities (1)	38	10,874	869	11,781
Equity securities	8	84	20	112

Subtotal	46	10,958	889	11,893
Short-term investments	—	236	—	236
GMIB assets (2)	—	—	953	953
Other derivative assets (3)	—	45	—	45

Total financial assets at fair value, excluding separate accounts	$46	$11,239	$1,842	$13,127

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,757	$1,757
Other derivative liabilities	—	36	—	36

Total financial liabilities at fair value	$—	$36	$1,757	$1,793

(1)	Fixed maturities includes $514 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $111 million of appreciation for securities classified in Level 3.

(2)	The Guaranteed Minimum Income Benefit (GMIB) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $17 million for the future cost of reinsurance.

(3)	Other derivative assets include $40 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $5 million of interest rate swaps not designated as accounting hedges.
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
Other derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2009 or December 31, 2008. The nature and use of these other derivatives are described in Note 10.
Level 3 Financial Assets and Financial Liabilities
The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB in Level 3.
Fixed maturities and equity securities. Approximately 7% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	September 30,	December 31,
(In millions)	2009	2008
Mortgage and asset-backed securities	$469	$518
Primarily private corporate bonds	434	270
Subordinated loans and private equity investments	97	101

Total	$1,000	$889

Fair values of mortgage and asset-backed securities and corporate bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research as well as the issuer’s financial statements in its evaluation. Subordinated loans and private equity investments are valued at transaction price in the absence of market data indicating a change in the estimated fair values.
Guaranteed minimum income benefit contracts. Because cash flows of the GMIB liabilities and assets are affected by equity markets and interest rates but are without significant life insurance risk and are settled in lump sum payments, the Company reports these liabilities and assets as derivatives at fair value. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant and retrocessionaire behavior (including mortality, lapse, annuity election rates and retrocessional credit), as well as risk and profit charges. At adoption of the FASB’s new guidance for fair value measurements in 2008, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price for these contracts, and recorded a charge to shareholders’ net income as described in Note 2. As certain assumptions used to estimate fair values for these contracts are largely unobservable, the Company classifies GMIB assets and liabilities in Level 3. The Company considered the following in determining the view of a hypothetical market participant:
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

These GMIB assets and liabilities are estimated with a complex internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of September 30, 2009 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 2.93% at September 30, 2009 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 57% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 17% to 33% for equity funds, 4% to 11% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 2% to 23% and depends on the time since contract issue and the relative value of the guarantee.

•	The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. Actual data is still emerging for the Company as well as the industry and the estimates are based on this limited data.

•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
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
GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles. As of September 30, 2009, Standard & Poor’s (S&P) has given a financial strength rating of AA to one reinsurer and a financial strength rating of A- to the parent company that guarantees the receivable from the other reinsurer.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and nine months ended September 30, 2009 and 2008. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include changes in fair value that are attributable to both observable and unobservable inputs.
For the Three Months Ended September 30, 2009

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 7/1/09	$923	$685	$(1,224)	$(539)

Gains (losses) included in shareholders’ net income:
Results of GMIB	—	(27)	46	19
Other	(9)	—	—	—

Total gains (losses) included in shareholders’ net income	(9)	(27)	46	19

Gains included in other comprehensive income	36	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	56	—	—	—
Purchases, issuances, settlements	7	(44)	52	8
Transfers out of Level 3	(13)	—	—	—

Balance at 9/30/09	$1,000	$614	$(1,126)	$(512)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(9)	$(27)	$46	$19

(1)	Amounts do not accrue to shareholders.
For the Three Months Ended September 30, 2008

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 7/1/08	$695	$447	$(836)	$(389)

Gains (losses) included in shareholders’ net income:
Results of GMIB, excluding adoption effect	—	123	(221)	(98)
Other	4	—	—	—

Total gains (losses) included in shareholders’ net income	4	123	(221)	(98)

Gains included in other comprehensive income	3	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	41	—	—	—
Purchases, issuances, settlements	(9)	(18)	25	7
Transfers into Level 3	15	—	—	—

Balance at 9/30/08	$749	$552	$(1,032)	$(480)

Total gains (losses) included in income attributable to instruments held at the reporting date	$3	$123	$(221)	$(98)

(1)	Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2009

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/09	$889	$953	$(1,757)	$(804)

Gains (losses) included in shareholders’ net income:
Results of GMIB	—	(263)	478	215
Other	(19)	—	—	—

Total gains (losses) included in shareholders’ net income	(19)	(263)	478	215

Gains included in other comprehensive income	46	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(51)	—	—	—
Purchases, issuances, settlements	(3)	(76)	153	77
Transfers into Level 3	138	—	—	—

Balance at 9/30/09	$1,000	$614	$(1,126)	$(512)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(19)	$(263)	$478	$215

(1)	Amounts do not accrue to shareholders.
For the Nine Months Ended September 30, 2008

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at 1/1/08	$732	$173	$(313)	$(140)

Gains (losses) included in shareholders’ net income:
Effect of adoption of new fair value measurement guidance	—	244	(446)	(202)
Results of GMIB, excluding adoption effect	—	190	(341)	(151)
Other	3	—	—	—

Total gains (losses) included in shareholders’ net income	3	434	(787)	(353)

Gains required to adjust future policy benefits for settlement annuities (1)	7	—	—	—
Purchases, issuances, settlements	2	(55)	68	13
Transfers into Level 3	5	—	—	—

Balance at 9/30/08	$749	$552	$(1,032)	$(480)

Total gains (losses) included in income attributable to instruments held at the reporting date	$6	$434	$(787)	$(353)

(1)	Amounts do not accrue to shareholders.
As noted in the tables above, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:
•	other-than-temporary impairments on debt securities, net; other realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities; and
•	guaranteed minimum income benefits (income) expense for amounts related to GMIB assets and liabilities.
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

The company provided reinsurance for insurance companies that offer a guaranteed minimum income benefit, and then retroceded a portion of the risk to other insurance companies. Because these GMIB reinsurance arrangements remain in effect at the reporting date, the Company has reflected the total gain or loss for the period as the total gain or loss included in income attributable to instruments still held at the reporting date. However, the Company reduces the GMIB assets and liabilities resulting from these reinsurance arrangements when annuitants lapse, die, elect their benefit, or reach the age after which the right to elect their benefit expires.
Under FASB’s guidance for fair value measurements, the Company’s GMIB assets and liabilities are expected to be volatile in future periods because the underlying assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.
The net pre-tax gain for GMIB was $19 million for the three months ended September 30, 2009, and was primarily due to the following factors:
•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures ($50 million); and
•	updates to the risk and profit charge estimates ($7 million)
These favorable effects were partially offset by:
•	decreases in interest rates ($31 million); and
•	other amounts, including experience varying from assumptions, model and in-force updates ($7 million)
For the nine months ended September 30, 2009, the net pre-tax gain for GMIB was $215 million, and was primarily due to the following factors:
•	increases in interest rates ($175 million);
•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures ($82 million); and
•	updates to the risk and profit charge estimates ($25 million).
These favorable effects were partially offset by:
•	increases to the annuitization assumption, reflecting higher utilization experience ($21 million);
•	updates to the lapse assumption ($14 million); and
•	other amounts, including experience varying from assumptions, model and in-force updates ($32 million).
For the three months ended September 30, 2008, the increase in the net GMIB liability was primarily driven by the decline in underlying account values in the period, driven by declines in equity markets and bond fund returns and decreases in interest rates since June 30, 2008. Excluding the charge for the effect of adoption of FASB’s guidance for fair value measurement, the increase in the net GMIB liability for the nine months ended September 30, 2008 was primarily driven by the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposure and decreases in interest rates since December 31, 2007.

Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of September 30, 2009 and December 31, 2008 separate account assets were as follows:
September 30, 2009

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$265	$1,538	$—	$1,803
Non-guaranteed separate accounts (1)	1,660	2,917	584	5,161

Total separate account assets	$1,925	$4,455	$584	$6,964

(1)	Non-guaranteed separate accounts include $2.3 billion in assets supporting the Company’s pension plans, including $553 million classified in Level 3.
December 31, 2008

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$233	$1,557	$—	$1,790
Non-guaranteed separate accounts (1)	1,093	2,506	475	4,074

Total separate account assets	$1,326	$4,063	$475	$5,864

(1)	Non-guaranteed separate accounts include $1.5 billion in assets supporting the Company’s pension plans, including $435 million classified in Level 3.
Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is their exit price.
Separate account assets classified in Level 3 include investments primarily in securities partnerships and real estate generally valued based on the separate account’s ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following tables summarize the changes in separate account assets reported in Level 3 for the three months and nine months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,
(In millions)	2009	2008
Balance at 7/1	$625	$417
Policyholder gains (losses) (1)	(18)	1
Purchases, issuances, settlements	(23)	13
Transfers out of Level 3	—	(2)

Balance at 9/30	$584	$429

(1)	Includes losses of $20 million and gains of $1 million attributable to instruments still held at September 30, 2009 and September 30, 2008 respectively.

	Nine Months Ended
	September 30,
(In millions)	2009	2008
Balance at 1/1	$475	$403
Policyholder gains (losses) (1)	(85)	21
Purchases, issuances, settlements	34	22
Transfers in (out) of Level 3	160	(17)

Balance at 9/30	$584	$429

(1)	Includes losses of $88 million and gains of $6 million attributable to instruments still held at September 30, 2009 and September 30, 2008 respectively.
Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities when they become impaired. During the nine months ended September 30, 2009, impaired real estate entities carried at cost of $41 million were written down to their fair values of $8 million, resulting in realized investment losses of $33 million. These fair value measurements were based on discounted cash flow analyses using significant unobservable inputs, and were classified in Level 3. For the three months ended September 30, 2009 and the twelve months ended December 31, 2008, the amounts required to adjust these assets and liabilities to their fair values were not significant.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2009 and December 31, 2008:

(In millions)	September 30, 2009		December 31, 2008
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
Commercial mortgage loans	$3,393	$3,607	$3,401	$3,617
Contractholder deposit funds, excluding universal life products	$932	$934	$889	$915
Long-term debt, excluding capital leases	$2,430	$2,427	$1,684	$2,077
The fair values presented in the table above have been estimated using market information when available. The following is a description of the valuation methodologies and inputs used by the Company to determine fair value.
Commercial mortgage loans. The Company estimates the fair value of commercial mortgage loans generally by discounting the contractual cash flows at estimated market interest rates that reflect the Company’s assessment of the credit quality of the loans. Market interest rates are derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the property type, quality rating and average life of the loan. The quality ratings reflect the relative risk of the loan, considering debt service coverage, the loan to value ratio and other factors. Fair values of impaired mortgage loans are based on the estimated fair value of the underlying collateral generally determined using an internal discounted cash flow model.
Contractholder deposit funds, excluding universal life products. Generally, these funds do not have stated maturities. Approximately 45% of these balances can be withdrawn by the customer at any time without prior notice or penalty. The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses. The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts. The Company had a reinsurance recoverable equal to the carrying value of these reinsured contracts.
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
Note 9 — Investments
Total Realized Investment Gains and Losses
The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Fixed maturities	$2	$(67)	$(9)	$(108)
Equity securities	16	(20)	10	(19)
Commercial mortgage loans	(4)	3	(4)	1
Other investments, including derivatives	—	61	(37)	98

Realized investment gains (losses), before income taxes	14	(23)	(40)	(28)
Less income taxes (benefits)	5	(8)	(16)	(10)

Net realized investment gains (losses)	$9	$(15)	$(24)	$(18)

Included in pre-tax realized investment gains (losses) above were other-than-temporary impairments on debt securities, asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Credit-related (1)	$18	$23	$72	$27
Other (2)	3	40	12	64

Total	$21	$63	$84	$91

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of new GAAP guidance for other-than-temporary impairments on April 1, 2009, other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.
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

	As of September 30,	As of December 31,
(In millions)	2009	2008
Included in fixed maturities:
Trading securities (amortized cost: $8; $13)	$9	$13
Hybrid securities (amortized cost: $32; $10)	36	10

Total	$45	$23

Included in equity securities:
Hybrid securities (amortized cost: $110; $123)	$79	$84

Fixed maturities and equity securities included $239 million at September 30, 2009, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities and equity securities were primarily corporate securities.
The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2009:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$692	$701
Due after one year through five years	3,813	4,023
Due after five years through ten years	4,770	5,094
Due after ten years	2,494	2,913
Mortgage and other asset-backed securities	662	712

Total	$12,431	$13,443

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.
Mortgage-backed assets consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $38 million were residential mortgages and home equity lines of credit, all of which were originated using standard underwriting practices and are not considered sub-prime loans.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities) by type of issuer is shown below.

	September 30, 2009
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(in millions)	Cost	ciation	ciation	Value
Federal government and agency	$394	$228	$—	$622
State and local government	2,335	236	(5)	2,566
Foreign government	1,017	45	(5)	1,057
Corporate	8,023	570	(107)	8,486
Federal agency mortgage-backed	33	2	—	35
Other mortgage-backed	132	4	(14)	122
Other asset-backed	497	74	(16)	555

Total	$12,431	$1,159	$(147)	$13,443

The above table includes investments with a fair value of $2.4 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $439 million and gross unrealized depreciation of $47 million at September 30, 2009. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.
Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Proceeds from sales	$266	$432	$676	$1,128
Gross gains on sales	$24	$3	$39	$8
Gross losses on sales	$(5)	$(8)	$(8)	$(31)

Review of declines in fair value. Management reviews fixed maturities and equity securities with a decline in fair value from cost for impairment based on criteria that include:
•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	prior to April 1, 2009, the Company’s ability and intent to hold these fixed maturities until recovery; beginning April 1, 2009, the Company’s intent to sell or the likelihood of a required sale of these fixed maturities prior to their recovery.
When the Company determines it does not expect to recover the amortized cost basis of fixed maturities with declines in fair value (even if it does not intend to sell or will not be required to sell these fixed maturities), the credit portion of the impairment loss is recognized in net income and the non-credit portion, if any, is recognized in a separate component of shareholders’ equity. The credit portion is the difference between the amortized cost basis of the fixed maturity and the net present value of its projected future cash flows. Projected future cash flows are based on qualitative and quantitative factors, including probability of default, and the estimated timing and amount of recovery. For mortgage and asset-backed securities, estimated future cash flows are based on assumptions about the collateral attributes including prepayment speeds, default rates and changes in value.
Excluding trading and hybrid securities, as of September 30, 2009, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(In millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$679	$706	$(27)	169
Below investment grade	$109	$119	$(10)	68
More than one year:
Investment grade	$1,117	$1,212	$(95)	174
Below investment grade	$82	$97	$(15)	19

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Approximately $52 million of the unrealized depreciation is due to securities with a decline in value of greater than 20%. The remaining $95 million of the unrealized depreciation is due to securities with declines in value of less than 20%. There were no equity securities with a fair value significantly lower than cost as of September 30, 2009.
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
Certain subsidiaries of the Company are parties to over-the-counter derivative instruments that contain provisions requiring both parties to such instruments to post collateral depending on net liability thresholds and the party’s financial strength or credit rating. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where a subsidiary of the Company was in a net liability position as of September 30, 2009 was $28 million for which the Company was not required to post collateral with its counterparties. If the various contingent features underlying the agreements were triggered as of September 30, 2009, the Company would be required to post collateral equal to the total net liability. Such subsidiaries are parties to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the subsidiary were to decline below specified levels. As of September 30, 2009, there was no net liability position under such derivative instruments.
The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of and for the three and nine month periods ended September 30, 2009. Derivatives in the Company’s separate accounts are excluded from the tables because associated gains and losses generally accrue directly to policyholders.

Instrument / Volume
of Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Designated as Accounting Hedges — Cash Flow Hedges

Interest rate swaps — $123 million of par value of related investments

Foreign currency swaps — $179 million of U.S. dollar equivalent par value of related investments

Combination swaps (interest rate and foreign currency) — $54 million of U.S. dollar equivalent par value of related investments
	Interest rate and foreign currency	To hedge the interest and/or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily euros, Australian dollars, Canadian dollars and British pounds for periods of up to 12 years.	The Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Net interest cash flows are reported in net investment income and included in operating activities.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

Fair Value Effect on the Financial Statements (in millions)

			Gain (Loss) Recognized in Other
	As of September 30, 2009		Comprehensive Income
		Accounts Payable,
	Other Long-Term	Accrued Expenses and	Three Months Ended	Nine Months Ended
Instrument	Investments	Other Liabilities	September 30, 2009	September 30, 2009
Interest rate swaps	$10	$—	$1	$(4)
Foreign currency swaps	5	24	(7)	(22)
Interest rate and foreign currency swaps	—	4	(4)	(11)

Total	$15	$28	$(10)	$(37)

Purchased options — $309 million of cash surrender value of related life insurance policies	Interest rate	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender. These cash flows will be reported in financing activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to other benefit expenses over the life of the underlying invested assets.

Fair Value Effect on the Financial Statements

Fair values reported in other assets and other comprehensive income were less than $1 million.

Treasury lock	Interest rate	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued.	The Company paid the fair value of the contract at the expiration. Cash flows are reported in operating activities.	Using cash flow hedge accounting, fair values are reported in short-term investments or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued.

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

Instrument / Volume
of Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Not Designated As Accounting Hedges

Futures — $1,207 million of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee minimum death benefits (GMDB) resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in premiums, accounts and notes receivable, net or accounts payable, accrued expenses and other liabilities.

Fair Value Effect on the Financial Statements (in millions)

	Other Revenues
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Futures	$(161)	$(232)

Interest rate swaps — $76 million of par value of related investments	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates for both principal and interest. Net interest cash flows are reported in other realized investment gains (losses) and included in operating activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.

Fair Value Effect on the Financial Statements (in millions)

	As of September 30, 2009	Realized Investment (Losses)
	Other Long-Term	Three Months Ended	Nine Months Ended
	Investments	September 30, 2009	September 30, 2009
Interest rate swaps	$4	$—	$(1)

Written options (GMIB liability) — $1,380 million of maximum potential undiscounted future payments as defined in Note 17

Purchased options (GMIB asset) — $759 million of maximum potential undiscounted future receipts as defined in Note 17
Equity and interest rate	The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits, resulting from the level of variable annuity account values compared with a contractually guaranteed amount. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to reduce a portion of the market risks assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.	Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in guaranteed minimum income benefits (income) expense.

Fair Value Effect on the Financial Statements (in millions)

			Guaranteed Minimum Income Benefits
	As of September 30, 2009		(Income) Expense
		Accounts Payable,
		Accrued Expenses and	Three Months Ended	Nine Months Ended
Instrument	Other Assets	Other Liabilities	September 30, 2009	September 30, 2009
Written options (GMIB liability)	$—	$1,126	$(46)	$(478)
Purchased options (GMIB asset)	614	—	27	263

Total	$614	$1,126	$(19)	$(215)

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
Retirement benefits business. The Company had a reinsurance recoverable of $1.8 billion as of September 30, 2009, and $1.9 billion as of December 31, 2008 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities and mortgage loans equal to or greater than 100% of the reinsured liabilities. These fixed maturities and mortgage loans are held in a trust established for the benefit of the Company. As of September 30, 2009, the trust was adequately funded and S&P had assigned this reinsurer a rating of AA-.
Individual life and annuity reinsurance. The Company had reinsurance recoverables totaling $4.5 billion as of September 30, 2009 and $4.6 billion as of December 31, 2008 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. Effective December 31, 2007, a substantial portion of the reinsurance recoverables are secured by investments held in a trust established for the benefit of the Company. At September 30, 2009, the trust assets secured approximately 90% of the reinsurance recoverables. S&P has assigned The Lincoln National Life Insurance Company a rating of AA- and Lincoln Life & Annuity of New York a rating of AA.
Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $324 million as of September 30, 2009 are expected to be collected from more than 90 reinsurers which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
Ongoing operations (In millions)	Recoverable	of Total	by Collateral
AA- (Single reinsurer)	$47	15%	0%
AA- or higher (Other reinsurers)	32	10%	0%
A (Single reinsurer)	30	9%	0%
A+ to A- (Other reinsurers)	118	37%	3%
Unrated (Single reinsurer)	34	10%	96%
Below A- or unrated (Other reinsurers)	63	19%	25%

Total	$324	100%	16%

The collateral protecting the recoverables includes assets held in trust and letters of credit. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2009, the Company’s recoverables related to these segments were net of a reserve of $11 million.
Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.
Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the caption Other assets, including other intangibles and the liability related to GMIB is recorded in the caption Accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets (see Notes 8 and 17 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident of $122 million as of September 30, 2009 are expected to be collected from more than 100 retrocessionaires which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
Run-off Reinsurance segment (In millions)	Recoverable	of Total	by Collateral
AA- or higher	$34	28%	10%
A (Single reinsurer)	37	30%	100%
A- (Single reinsurer)	19	16%	0%
A+ to A- (Other reinsurers)	17	14%	1%
Below A- or unrated	15	12%	43%

	$122	100%	38%

The collateral protecting the recoverables is primarily in the form of letters of credit. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2009, the Company’s recoverables related to this segment were net of a reserve of $11 million.
The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on the ceding companies’ claim payments. For GMDB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and contractholder behavior. For workers’ compensation and personal accident, the payments relate to accidents and injuries. Any of these claim payments can extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and corresponding ultimate collection from retrocessionaires, may not be known with certainty for some time.
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of September 30, 2009, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Effects of reinsurance. In the Company’s Consolidated Statements of Income, premiums and fees were net of ceded premiums, and benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Ceded premiums and fees
Individual life insurance and annuity business sold	$49	$51	$150	$165
Other	56	81	171	216

Total	$105	$132	$321	$381

Reinsurance recoveries
Individual life insurance and annuity business sold	$87	$67	$214	$246
Other	42	70	124	171

Total	$129	$137	$338	$417

Note 12 — Pension and Other Postretirement Benefit Plans
The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various plans.
On May 8, 2009, the Company announced a freeze of its primary domestic pension plans effective July 1, 2009. A curtailment of benefits occurred as a result of this action since it eliminated the accrual of benefits effective July 1, 2009 for active employees enrolled in the domestic pension plans. Accordingly, the Company recognized an after-tax curtailment gain of $30 million during the second quarter of 2009, which was the remaining unamortized negative prior service cost at May 31, 2009. As a result of the plan freeze, the Company re-measured the benefit obligations of the affected plans effective May 31, 2009, causing a reduction in the pension obligation of $47 million in the second quarter of 2009. The reduction primarily reflects an increase in the discount rates used to re-measure the pension plan obligations from 6.25% at December 31, 2008 to 6.5% at May 31, 2009 reflecting the change in market interest rates. Significant changes from the Company’s disclosures at December 31, 2008 as a result of the decision to freeze the domestic pension plans are as follows:
•	The Company’s postretirement benefit liability adjustment increased by $27 million pre-tax ($17 million after-tax) for the nine months ended September 30, 2009, resulting in a decrease to accumulated other comprehensive income. The increase to the liability was primarily due to the effect of the curtailment, partially offset by net amortization of actuarial losses.
•	As a result of the curtailment discussed above, there will be no pre-tax amortization of negative prior service costs after June 30, 2009. The Company previously disclosed that it expected to record amortization of negative prior service costs of $11 million pre-tax in 2009. The Company had been amortizing negative prior service costs related to previous plan amendments over a 6-year period.
•	The Company now expects estimated amortization of actuarial losses for the pension plans to be approximately $34 million pre-tax for the full year 2009, compared with the previous estimate of $54 million. The decline primarily reflects two factors:
1)	The weighted average amortization period for the frozen plans is now based on the average expected remaining life of plan participants, which is approximately 31 years. This compares with the Company’s previous amortization period of six years, which reflected the expected remaining future service of active employees. This change in amortization period occurred after the plan freeze because the workforce is considered inactive for pension accounting purposes as these employees will no longer earn pension benefits.
2)	The increase in the discount rate lowered the net actuarial loss to be amortized.
Pension benefits. Components of net pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Service cost	$1	$19	$43	$56
Interest cost	64	60	187	181
Expected long-term return on plan assets	(60)	(58)	(180)	(175)
Amortization of:
Net loss from past experience	3	15	30	43
Prior service cost	—	(2)	(4)	(8)

Net pension cost	$8	$34	$76	$97

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006, which requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008. The Internal Revenue Service recently issued regulations providing relief in measuring pension plan funding obligations for 2009. As a result, only approximately $90 million of the Company’s $354 million in domestic pension plan contributions during the nine months ended September 30, 2009 were necessary to meet minimum funding requirements and the remaining contributions were voluntary. Although not required, the Company may make additional voluntary contributions of approximately $55 million during the remainder of 2009.

Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Service cost	$1	$—	$1	$1
Interest cost	6	6	18	18
Expected long-term return on plan assets	—	—	(1)	(1)
Amortization of:
Net gain from past experience	(1)	(2)	(3)	(6)
Prior service cost	(5)	(5)	(14)	(13)

Net other postretirement benefit cost	$1	$(1)	$1	$(1)

Note 13 — Debt

	September 30,	December 31,
(In millions)	2009	2008
Short-term:
Commercial paper	$100	$299
Current maturities of long-term debt	4	2

Total short-term debt	$104	$301

Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	300
8.5% Notes due 2019	349	—
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	10	14

Total long-term debt	$2,435	$2,090

Under a universal shelf registration statement filed with the Securities and Exchange Commission, the Company issued $350 million of 8.5% Notes on May 4, 2009 ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of a treasury lock. See Note 10 for further information. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. These Notes will mature on May 1, 2019.
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

On March 14, 2008, the Company entered into a new commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use its credit agreement for funding. In October 2008, the Company added an additional dealer to its Program. As of September 30, 2009, the Company had $100 million in commercial paper outstanding at a weighted average interest rate of 0.53% and remaining maturities ranging from five to 55 days.
Note 14 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended September 30, 2009
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$479	$(168)	$311
Reclassification adjustment for (gains) included in shareholders’ net income	(18)	6	(12)

Net unrealized appreciation, securities	$461	$(162)	$299

Net unrealized depreciation, derivatives	$(9)	$3	$(6)

Net translation of foreign currencies	$46	$(17)	$29

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$(3)	$2	$(1)

Net postretirement benefits liability adjustment	$(3)	$2	$(1)

Three Months Ended September 30, 2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(290)	$104	$(186)
Reclassification adjustment for losses included in shareholders’ net income	87	(32)	55

Net unrealized depreciation, securities	$(203)	$72	$(131)

Net unrealized appreciation, derivatives	$23	$(9)	$14

Net translation of foreign currencies	$(85)	$29	$(56)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$6	$(3)	$3

Net postretirement benefits liability adjustment	$6	$(3)	$3

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Nine Months Ended September 30, 2009
Net unrealized appreciation, securities:
Implementation effect of updated guidance on other-than-temporary impairments	$(27)	$9	$(18)
Net unrealized appreciation on securities arising during the year	867	(300)	567
Reclassification adjustment for (gains) included in shareholders’ net income	(1)	(2)	(3)

Net unrealized appreciation, securities	$839	$(293)	$546

Net unrealized depreciation, derivatives	$(22)	$8	$(14)

Net translation of foreign currencies	$68	$(25)	$43

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$9	$(2)	$7
Curtailment gain	(46)	16	(30)

Reclassification adjustment included in shareholders’ net income	(37)	14	(23)
Net change due to valuation update	10	(4)	6

Net postretirement benefits liability adjustment	$(27)	$10	$(17)

Nine Months Ended September 30, 2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(504)	$177	$(327)
Reclassification adjustment for losses included in shareholders’ net income	127	(45)	82

Net unrealized depreciation, securities	$(377)	$132	$(245)

Net unrealized appreciation, derivatives	$5	$(2)	$3

Net translation of foreign currencies	$(119)	$40	$(79)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$16	$(6)	$10
Net change due to valuation update	9	(3)	6

Net postretirement benefits liability adjustment	$25	$(9)	$16

Note 15 — Income Taxes
The Company has historically accrued U.S. income taxes on the undistributed earnings of foreign subsidiaries. In 2009, the Company determined that the prospective earnings of its South Korean operation are to be permanently invested overseas. Income taxes for this operation will therefore be accrued at the tax rate of the foreign jurisdiction. As a result, shareholders’ net income increased for the nine months ended September 30, 2009 by $24 million, which included $22 million representing the unrecognized deferred tax liabilities attributable to its investment in the South Korean subsidiary that are considered permanent in nature. Management is currently assessing whether the undistributed earnings of certain other foreign operations will be permanently invested overseas.
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
Gross unrecognized tax benefits declined for the nine months ended September 30, 2009 by $6 million. This decline was primarily due to completion of the IRS examination noted above which increased shareholders’ net income by $8 million, partially offset by non-audit related changes in net unrecognized tax benefits which decreased shareholder net income by $4 million.

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
During the first quarter of 2009, final resolution was reached in one of the two disputed issues associated with the IRS examination of the Company’s 2003 and 2004 consolidated federal income tax returns. The second of these disputed matters remains unresolved and on June 4, 2009 the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process, the timing of the resolution of this matter is uncertain. Though the Company expects to prevail, unfavorable resolution of this litigation would result in a charge to shareholder’s net income of up to $15 million, representing net interest expense on the cumulative incremental tax for all affected years. In addition, there remain two unresolved issues from the IRS examination of the Company’s 2005 and 2006 consolidated federal income tax returns. The Company initiated a regulatory appeal of these matters on March 31, 2009 by filing a formal protest of the proposed adjustments. One of these unresolved issues is the same matter which remains in dispute from the prior IRS examination.
The Company continues to evaluate income tax specific provisions that were included in the 2010 federal budget proposal, particularly those related to the U.S. taxation of foreign operations. Also, certain of the healthcare reform proposals under consideration by Congress include provisions which, if enacted as currently proposed, could increase the Company’s effective tax rate.
Note 16 — Segment Information
The Company’s operating segments generally reflect groups of related products, except for the International segment which is generally based on geography. In accordance with GAAP, operating segments that do not require separate disclosure have been combined into Other Operations. The Company measures the financial results of its segments using “segment earnings (loss),” which subsequent to implementing the FASB’s guidance for noncontrolling interests, is defined as shareholders’ income (loss) from continuing operations excluding after-tax realized investment gains and losses.
Summarized segment financial information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,194	$3,357	$9,723	$9,841
Disability and Life	684	656	2,074	1,986
International	486	476	1,392	1,434
Run-off Reinsurance	(149)	81	(211)	152
Other Operations	42	47	132	138
Corporate	(17)	(14)	(44)	(41)

Total	$4,240	$4,603	$13,066	$13,510

Shareholders’ income from continuing operations
Health Care	$200	$187	$549	$482
Disability and Life	64	70	220	211
International	38	44	144	144
Run-off Reinsurance	30	(105)	116	(252)
Other Operations	23	20	63	64
Corporate	(35)	(31)	(97)	(133)

Segment Earnings	320	185	995	516
Realized investment gains (losses), net of taxes	9	(15)	(24)	(18)

Shareholders’ income from continuing operations	$329	$170	$971	$498

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
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2009, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.8 billion as of September 30, 2009. Approximately 76% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of September 30, 2009. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 8 for further information on the fair value hierarchy.
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
The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, nonperformance risk, and risk and profit charges. Assumptions were updated beginning at January 1, 2008 to reflect requirements for fair value measurements. See Note 8 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined.
The Company is required to disclose the maximum potential undiscounted future payments for guarantees related to minimum income benefits. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:
•	no annuitants surrendered their accounts;
•	all annuitants lived to elect their benefit;
•	all annuitants elected to receive their benefit on the next available date (2009 through 2014); and
•	all underlying mutual fund investment values remained at the September 30, 2009 value of $1.3 billion with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.4 billion before reinsurance recoveries. The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Certain other guarantees. The Company had indemnification obligations to lenders of up to $239 million as of September 30, 2009 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2010 through 2017. The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2009.
As of September 30, 2009, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $8 million as of September 30, 2009.
As part of the reinsurance and administrative service arrangements acquired from Great-West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At September 30, 2009, there were no receivables recorded for paid claims due from third party reinsurers for this business and unpaid claims related to this business were estimated at $24 million.
The Company had indemnification obligations as of September 30, 2009 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2009.
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
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues for the third quarter of 2009 and 28% of the segment’s revenues for the nine months ended September 30, 2009. South Korea generated 37% of the segment’s earnings for the third quarter of 2009 and 43% of the segment’s earnings for the nine months ended September 30, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
Litigation and Other Legal Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs including payments to providers and benefit level disputes. Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertainty in income taxes. Further information can be found in Note 15. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously and has recorded accruals in accordance with GAAP. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.
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

CIGNA has received insurance recoveries related to this litigation. In 2008, the trial court ruled that the Company is not entitled to insurance recoveries from one of the two insurers from which the Company is pursuing further recoveries. CIGNA appealed that decision and on June 3, 2009, the Superior Court of Pennsylvania reversed the trial court’s decision remanding the case to the trial court for further proceedings.
Broker compensation. Beginning in 2004, the Company, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General, the Florida Office of Insurance Regulation, the U.S. Attorney’s Office for the Southern District of California and the U.S. Department of Labor relating to their investigations of insurance broker compensation. CIGNA has cooperated with the inquiries and investigations.
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
In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest. The court stayed implementation of the decision until the parties’ appeals have been exhausted. Both parties appealed the court’s decisions. In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company’s best estimate of the liabilities related to the court order. On October 6, 2009, the Second Circuit Court of Appeals issued a decision affirming the District Court’s judgment and order on all issues. On October 26, 2009 the Company moved the Second Circuit Court of Appeals to continue to stay the implementation of the decision citing its intention to seek to appeal to the United States Supreme Court. The Company will continue to vigorously defend itself in this case.
Ingenix. On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers. The Company received four subpoenas from the New York Attorney General’s office in connection with this investigation and responded appropriately. On February 17, 2009, the Company entered into an Assurance of Discontinuance resolving the investigation. In connection with the industry-wide resolution, the Company contributed $10 million to the establishment of a new non-profit company that will compile and provide the data currently provided by Ingenix. In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information. The Company has responded appropriately. Since January 2009, the Company has received and responded to inquiries regarding the use of Ingenix data from the Texas Attorney General and the Departments of Insurance in Illinois, Florida, Vermont, Georgia, Pennsylvania, Connecticut and Alaska and will be responding to a letter from the Illinois Attorney General received on October 9, 2009.

The Company was named as a defendant in seven putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. Two actions were brought on behalf of members, (Franco v. CIGNA Corp. et al., and Chazen v. CIGNA Corp. et al.), and five actions were brought on behalf of providers, (American Medical Association et al. v. CIGNA Corp. et al., Shiring et al. v. CIGNA Corp. et al., Higashi et al. v. CGLIC et al. and Pain Management and Surgery Center of Southeast Indiana v. CGLIC et al. and North Peninsula Surgical Center v. Connecticut General Life Insurance Co. et al.). Six of the seven matters have been consolidated into the Franco case pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law. CIGNA filed a motion to dismiss the consolidated amended complaint on September 9, 2009. Discovery is ongoing and class certification is scheduled to be litigated in March and April of 2010. The one remaining class action that has not yet been consolidated in the Franco case is North Peninsula Surgical Center filed on July 6, 2009, in the United States District Court for the Central District of California, asserting claims under ERISA, the Sherman Antitrust Act and state unfair competition law.
On June 9, 2009, CIGNA filed motions in the United States District Court for the Southern District of Florida to enforce the Managed Care MDL settlement by enjoining the RICO and antitrust causes of action asserted by the provider plaintiffs on the ground that they arose prior to and were released in the April, 2004 settlement. The motions are now fully briefed and pending.
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
INTRODUCTION
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the Company) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2009”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (MD&A), including in the Cautionary Statement beginning on page 82. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
The following discussion addresses the financial condition of the Company as of September 30, 2009, compared with December 31, 2008, and its results of operations for the third quarter of 2009 and nine months ended September 30, 2009 compared with the same periods last year. This discussion should be read in conjunction with MD&A included in the Company’s 2008 Form 10-K, to which the reader is directed for additional information.
The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.
Certain reclassifications and restatements have been made to prior period amounts to conform to the current presentation. In addition, certain amounts have been restated as a result of the adoption of new accounting pronouncements. See Note 2 to the Consolidated Financial Statements for additional information.
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

Ongoing Operations
The Company’s ability to increase revenue, shareholders’ net income and operating cash flow from ongoing operations is directly related to progress on the execution of its strategic initiatives, the success of which is measured by certain key factors, including the Company’s ability to:
•	profitably price products and services at competitive levels that reflect emerging experience;
•	maintain and grow its customer base;
•	cross sell its various health and related benefit products;
•	invest available cash at attractive rates of return for appropriate durations;
•	effectively manage other operating expenses; and
•	effectively deploy capital.
Run-off Operations
Effectively managing the various exposures of its run-off operations is important to the Company’s ongoing profitability, operating cash flows and available capital. The results are influenced by a range of economic factors, especially movements in equity markets and interest rates. In order to substantially reduce the impact of equity market movements on the liability for guaranteed minimum death benefits (GMDB), the Company operates an equity hedge program. The Company actively monitors the performance of the hedge program, and evaluates the cost/benefit of hedging other risks. Results are also influenced by behavioral factors, including future partial surrender election rates for GMDB contracts, annuity election rates for guaranteed minimum income benefits (GMIB) contracts, annuitant lapse rates, as well as the collection of amounts recoverable from retrocessionaires. The Company actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted. The Company also performs regular audits of ceding companies to ensure that premiums received and claims paid properly reflect the underlying risks, and to maximize the probability of subsequent collection of claims from retrocessionaires. Finally, the Company monitors the financial strength and credit standing of the retrocessionaires and establishes or collects collateral when warranted.
Summary
The Company’s overall results are influenced by a range of economic and other factors, especially:
•	cost trends and inflation for medical and related services;
•	utilization patterns of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment both domestically and internationally, including efforts to reform the U.S. health care system;
•	interest rates, equity market returns, foreign currency fluctuations and credit market volatility, including the availability and cost of credit in the future; and
•	federal and state regulation.
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
See Note 3 to the Consolidated Financial Statements for additional information.
Initiatives to Lower Operating Expenses
During 2009, the Company continued its previously announced comprehensive review to reduce the operating expenses of its ongoing businesses. As a result, the Company recognized severance related charges in other operating expenses as follows:
•	during the third quarter of 2009, a charge of $10 million pre-tax ($7 million after-tax), for severance resulting from reductions of approximately 230 positions in its workforce; and
•	during the second quarter of 2009, a charge of $14 million pre-tax ($9 million after-tax), for severance resulting from reductions of approximately 480 positions in its workforce.
Substantially all of these charges were recorded in the Health Care segment, and are expected to be paid in cash by June 30, 2010. As a result of these actions, the Company expects annualized after-tax savings of approximately $30 million in 2010 and beyond. A portion of the savings is being realized in 2009.
CONSOLIDATED RESULTS OF OPERATIONS
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$3,985	$4,128	$12,049	$12,197
Net investment income	263	272	752	802
Mail order pharmacy revenues	316	300	944	882
Other revenues	(61)	175	73	431
Total realized investment gains (losses)	14	(23)	(40)	(28)

Total revenues	4,517	4,852	13,778	14,284
Benefits and expenses	4,030	4,619	12,388	13,564

Income from continuing operations before taxes	487	233	1,390	720
Income taxes	157	62	417	220

Income from continuing operations	330	171	973	500
Shareholders’ income from discontinued operations, net of taxes	—	1	1	3

Net income	330	172	974	503
Less: Net income attributable to noncontrolling interest	1	1	2	2

Shareholders’ net income	$329	$171	$972	$501

Realized investment gains (losses), net of taxes	$9	$(15)	$(24)	$(18)

Special Items
In order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and shareholders’ income from continuing operations, presented below are special items, which management believes are not representative of the underlying results of operations.
SPECIAL ITEMS

	Pre-Tax	After-Tax
	Benefit	Benefit
(In millions)	(Charge)	(Charge)
Three Months Ended September 30,
2009
Cost reduction charge	$(10)	$(7)

Nine Months Ended September 30,
2009
Curtailment gain	$46	$30
Cost reduction charge	(24)	(16)
Completion of IRS examination	(9)	20

Total	$13	$34

2008
Charges related to litigation matters	$(117)	$(76)

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
Overview of Consolidated Results of Operations
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
Shareholders’ income from continuing operations for the three months ended September 30, 2009 increased significantly compared with the three months ended September 30, 2008, as a result of:
•	significantly improved results in the Run-off Reinsurance segment resulting from the absence of the third quarter 2008 charge related to the GMDB business and favorable results from the GMIB business in 2009 compared with losses in 2008. See the Run-off Reinsurance section of this MD&A for further discussion;
•	increased segment earnings in the Health Care segment; and
•	more favorable realized investment results.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Shareholders’ income from continuing operations was also significantly higher for the nine months ended September 30, 2009 compared with the same period in 2008. In addition to the items cited above related to the three months ended September, the increase for the nine months resulted from:
•	the absence of the $131 million charge in the GMIB business resulting from the adoption of guidance for fair value measurements;

•	favorable results from the GMIB business in 2009 compared with losses in 2008 (excluding the $131 million charge from adopting the new fair value guidance); and

•	the favorable year over year impact of the following special items as noted in the above table:
•	completion of the IRS examination;

•	the curtailment gain on the pension plan, partially offset by cost reduction charges; and

•	litigation charges reported for the nine months ended September 30, 2008. There were no litigation charges reported as special items for the nine months ended September 30, 2009.
Higher segment earnings in the Health Care segment also contributed to the increase in shareholders’ income from continuing operations for the nine months ended September 30, 2009. Partially offsetting these favorable effects were higher net realized investment losses in 2009.
See the Segment reporting section of the MD&A for further information regarding segment earnings for each of the Company’s segments for both the three months and nine months ended September 30, 2009 compared with the same periods in 2008.
Outlook for 2009 and 2010
The Company expects full-year 2009 shareholders’ income from continuing operations, excluding realized investment results, the results of the GMIB business, and special items, to be higher than 2008 due to lower losses in the Run-off Reinsurance segment. Overall segment earnings in the ongoing operating segments (Health Care, Disability and Life, and International) are expected to be slightly higher than 2008. Information is not available for management to reasonably estimate the future results of the GMIB business, realized investment gains (losses), or to identify or reasonably estimate special items for the remainder of 2009. Special items for the remainder of 2009 may include potential charges associated with the previously announced cost reduction plan, as well as litigation related items.
The Company expects 2010 shareholders’ income from continuing operations, excluding realized investment results, the results of the GMIB business, and special items, to be comparable to or slightly higher than 2009. As discussed above, information is not available for management to reasonably estimate future realized investment gains (losses), the results of the GMIB business or to identify or reasonably estimate future special items in 2010.
The Company’s outlook for both 2009 and 2010 reflects management’s assumption that equity market conditions and volatility will continue to be stable for the remainder of 2009 and 2010. However, that assumption, together with the other earnings projections used to develop this outlook, is subject to the factors cited in the Cautionary Statement beginning on page 82 and the sensitivities discussed in the Critical Accounting Estimates section of the MD&A beginning on page 51 and in the Company’s 2008 Form 10-K. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB business. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend paying capabilities.

Revenues
Total revenue decreased by 7% for the three months ended September 30, 2009, compared with the three months ended September 30, 2008 and decreased by 4% for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees decreased by 3% for the three months ended September 30, 2009, compared with the three months ended September 30, 2008, primarily reflecting membership declines in the Health Care segment largely due to disenrollment. See segment reporting discussions for additional detail and drivers.
Premiums and fees decreased by 1% for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, reflecting membership declines in Health Care and the unfavorable effect of foreign currency translation in International, offset by the absence of premiums and fees from the acquired business in the first quarter of 2008 since this business was acquired April 1, 2008.
Net Investment Income
Net investment income decreased by 3% for the three months ended September 30, 2009, compared with the three months ended September 30, 2008, primarily due to lower income from real estate funds which reflects declines in market values due to the continued weakness in commercial real estate market fundamentals, and lower investment yields driven by declines in short-term interest rates partially offset by higher assets.
For the nine months ended September 30, 2009, net investment income decreased by 6% compared with the nine months ended September 30, 2008 due to lower income from real estate funds and security partnerships and lower investment yields partially offset by higher invested assets.
Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased by 5% for the three months ended September 30, 2009, compared with the three months ended September 30, 2008 and increased by 7% for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. These changes were primarily due to rate increases.
Other Revenues
Other revenues include the impact of the futures contracts associated with the GMDB equity hedge program. The Company reported losses of $161 million for the three months ended and $232 million for the nine months ended September 30, 2009 associated with the GMDB equity hedge program, compared with gains of $70 million for the three months ended and $118 million for the nine months ended September 30, 2008. The losses in 2009 reflect increases in stock market values, while the gains in 2008 primarily reflect declines in stock market values. Excluding the impact of these futures contracts, other revenues decreased by 5% for the three months ended September 30, 2009, and decreased by 3% for the nine months ended September 30, 2009 compared with the same periods in 2008. These decreases primarily reflect declines in amortization of deferred gains on the sales of the retirement benefits and individual life insurance and annuity businesses.
Realized Investment Results
Realized investment results improved significantly for the three months ended September 30, 2009, compared with the three months ended September 30, 2008 primarily due to improving market conditions which resulted in:
•	lower impairment losses;
•	fair value gains on hybrid securities in 2009 compared with losses in 2008 (changes in fair value for these securities are reported in realized investment results); and
•	gains on sales of fixed maturities and equities in 2009 compared with losses on sales in 2008.
These favorable factors were substantially offset by the absence of a gain on sale of a real estate venture in the third quarter of 2008.

Realized investment losses were higher for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, primarily due to the absence of significant gains on the sales of real estate ventures reported in the first and third quarters of 2008, partially offset by the following items which largely resulted from improving market conditions:
•	gains on sales of fixed maturities and equities in 2009 compared with losses in 2008;
•	gains on hybrid securities in 2009 compared with losses in 2008; and
•	lower impairment losses.
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

The Company regularly evaluates items which may impact critical accounting estimates. During the nine months ended September 30, 2009, the Company updated the following critical accounting estimates:

Balance Sheet Caption /
Nature of Critical Accounting Estimate	Assumptions / Approach Used	Effect if Different Assumptions Used
Future policy benefits – Guaranteed minimum death benefits

These liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. The amounts to be paid represent the excess of the guaranteed death benefit over the values of contractholders’ accounts. The death benefit coverage in force as of September 30, 2009 (representing the estimated amount payable if all of approximately 600,000 contractholders had submitted death claims as of that date) was approximately $7.7 billion.

Liabilities for future policy benefits for these contracts were as follows (in millions):

•     September 30, 2009 – $1,352
•     December 31, 2008 – $1,609
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

Partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining any available death benefit coverage in effect at the time of the withdrawal. Once a partial surrender is made, the liability increases reflecting lower future assumed premiums, a lower likelihood of lapse, and a lower likelihood of account values recovering sufficiently to reduce the death benefit exposure in future periods. These effects are not covered by the Company’s GMDB equity hedge program. Market declines could expose the Company to higher amounts of death benefit exposure that can be retained by contractholders subsequent to a significant partial surrender and to higher election rates of future partial surrenders. Thus, if equity markets decline, the Company’s liability for partial surrenders increases and there is no corresponding offset from the hedge program. The election rate for expected future partial surrenders is updated quarterly based on emerging experience.

Interest rates include both (a) the mean investment performance assumption considering the Company’s GMDB equity hedge program which reflects the average short-term interest rate to be earned over the life of the program, and (b) the liability discount rate assumption.

Volatility refers to the degree of variation of future market returns of the underlying mutual fund investments.	Current assumptions used to estimate these liabilities are detailed in Note 7 to the Consolidated Financial Statements. Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur when the recorded reserve is insufficient, the approximate after-tax decrease in shareholders’ net income would be as follows:

•     5% increase in mortality rates — $30 million
•     10% decrease in lapse rates — $20 million
•     10% increase in election rates for future partial surrenders — $5 million
•     50 basis point decrease in interest rates:
•     Mean Investment Performance — $30 million
•     Discount Rate — $30 million
•     10% increase in volatility — $20 million

As of September 30, 2009, if contractholder account values invested in underlying equity mutual funds declined by 10% due to equity market performance, the after-tax decrease in shareholders’ net income resulting from an increase in the provision for partial surrenders would be approximately $20 million.

As of September 30, 2009, if contractholder account values invested in underlying bond/money market mutual funds declined by 3% due to bond/money market performance, the after-tax decrease in shareholders’ net income resulting from an increase in the provision for partial surrenders and an increase in unhedged exposure would be approximately $15 million.

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

As discussed in Note 2 to the Consolidated Financial Statements, the Company implemented new guidance for fair value measurements on January 1, 2008. At adoption, the Company was required to change certain assumptions. As a result, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax).

Liabilities related to these contracts were as follows (in millions):

•     September 30, 2009 – $1,126
•     December 31, 2008 – $1,757

Estimated amounts receivable related to these contracts from two external reinsurers, were as follows (in millions):

•     September 30, 2009 – $614
•     December 31, 2008 – $953

With the adoption of new guidance for fair value measurements, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price. The Company estimates a hypothetical market participant’s view of these assumptions considering market observable information, the actual and expected experience of the Company, and other relevant and available industry sources. Resulting changes in fair value are reported in GMIB expense.

The Company considers the various assumptions used to estimate the fair values of assets and liabilities associated with these contracts in two categories. The first group of assumptions used to estimate these fair values consist of capital market inputs including market returns and discount rates, claim interest rates and market volatility.

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

Annuity election rates refer to the proportion of annuitants who elect to receive their income benefit as an annuity.

Lapse refers to the full surrender of an annuity prior to annuitization of the policy.

Credit risk refers to the ability of these reinsurers to pay.

Risk and profit charge refers to the amount that a hypothetical market participant would include in the valuation to cover the uncertainty of outcomes and the desired return on capital.	Current assumptions used to estimate these liabilities are detailed in Note 8 to the Consolidated Financial Statements. With the adoption of new guidance for fair value measurements, the Company’s results of operations are expected to be more volatile in future periods because several assumptions will be based largely on market-observable inputs at the close of each period including interest rates and market implied volatilities.

Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur, the approximate after-tax decrease in shareholders’ net income, net of estimated amounts receivable from reinsurers, would be as follows:

•     50 basis point decrease in interest rates (which are aligned with LIBOR) used for projecting market returns and discounting – $15 million
•     50 basis point decrease in interest rates used for projecting claim exposure (7-year Treasury rates) – $30 million
•     20% increase in implied market volatility – $5 million
•     5% decrease in mortality — $1 million
•     10% increase in annuity election rates – $5 million
•     10% decrease in lapse rates – $5 million
•     10% decrease in amounts receivable from reinsurers (credit risk) – $40 million
•     10% increase to the risk and profit charge – $5 million

Market declines which reduce annuitants’ account values expose the Company to higher potential claims which results in a larger net liability. If annuitants’ account values as of September 30, 2009 declined by 10% due to the performance of the underlying mutual funds, the approximate after-tax decrease in shareholders’ net income, net of estimated amounts receivable from reinsurers, would be approximately $30 million.

All of these estimated impacts due to unfavorable changes in assumptions could vary from quarter to quarter depending on actual reserve levels, the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.

The amounts would be reflected in the Run-off Reinsurance segment.

Investments — Fixed Maturities. Losses for “other-than-temporary” impairments of fixed maturities must be recognized in shareholders’ net income based on an estimate of fair value or the present value of expected cash flows by management. Determining whether a decline in value is “other-than-temporary” includes an evaluation of the reasons for, the significance of, and the duration of the decrease in value of the security and the Company’s intent to sell or likelihood of a required sale of the security before recovery. For all fixed maturities with cost in excess of their fair value, if this excess was determined to be “other-than-temporary”, shareholders’ net income as of September 30, 2009 would have decreased by $96 million after-tax. See Note 9 to the Consolidated Financial Statements for more information.
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
The Company measures the operating effectiveness of the Health Care segment using the following key factors:
•	segment earnings;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical cost ratio) in the guaranteed cost business.
Results of Operations

FINANCIAL SUMMARY
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$2,812	$2,991	$8,578	$8,760
Net investment income	52	54	132	154
Mail order pharmacy revenues	316	300	944	882
Other revenues	66	66	201	199

Segment revenues	3,246	3,411	9,855	9,995

Mail order pharmacy cost of goods sold	255	238	762	704
Benefits and other expenses	2,681	2,892	8,243	8,549

Benefits and expenses	2,936	3,130	9,005	9,253

Income before taxes	310	281	850	742
Income taxes	110	94	301	260

Segment earnings	$200	$187	$549	$482

Realized investment gains (losses), net of taxes	$(1)	$15	$(17)	$23

Special items (after-tax) included in segment earnings:
Curtailment gain	$—	$—	$25	$—
Cost reduction charge	$(4)	$—	$(12)	$—
Completion of IRS examination	$—	$—	$1	$—
Charge related to litigation matters	$—	$—	$—	$(24)

Excluding the special items noted in the table above, the Health Care segment’s earnings for the three months ended September 30, 2009 were higher than the same period last year, primarily due to:
•	lower operating expenses reflecting volume related declines, as well as a favorable impact resulting from the comprehensive review of ongoing expenses, including the impact of pension changes;
•	improved specialty earnings; and
•	higher net stop loss earnings driven by improved total medical cost management in the acquired business, tempered by revenue pressure in the remaining stop loss business primarily due to disenrollment.
These favorable effects were partially offset by:
•	lower membership;
•	lower experience-rated earnings reflecting lower underwriting margins; and
•	lower guaranteed cost earnings primarily reflecting a higher medical cost ratio in part due to an increase in flu-related and other facility-based claims.
Segment earnings for the nine months ended September 30, 2009, as compared with the nine months ended September 30, 2008, were favorably impacted by the absence of a $7 million after-tax adjustment related to a large experience-rated life and non-medical account in run-out recorded in the first quarter of 2008.
Excluding this item and the special items noted in the table above, segment earnings for the nine months ended September 30, 2009 were higher compared to the nine months ended September 30, 2008 reflecting:
•	improved specialty earnings;
•	higher stop loss earnings largely benefiting from the acquired business (effective April 1, 2008); and
•	higher Medicare risk earnings due in part to higher membership.
These favorable effects were largely offset by:
•	lower membership;
•	lower investment income, primarily reflecting lower real estate and security partnership income;
•	lower guaranteed cost earnings primarily reflecting a higher medical cost ratio in part due to an increase in flu-related and other facility-based claims; and
•	lower Medicare Part D earnings reflecting lower margins, as well as a decline in membership.

Revenues
The table below shows premiums and fees for the Health Care segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Medical:
Guaranteed cost excluding voluntary / limited benefits(1),(2)	$784	$857	$2,367	$2,647
Voluntary / Limited Benefits	58	49	176	151
Experience-rated(2),(3)	418	512	1,276	1,499
Stop loss	312	348	965	859
Dental	179	195	550	589
Medicare	152	104	443	300
Medicare Part D	71	63	273	273
Other (4)	124	127	382	384

Total medical	2,098	2,255	6,432	6,702
Life and other non-medical	46	44	142	138

Total premiums	2,144	2,299	6,574	6,840
Fees(2),(5)	668	692	2,004	1,920

Total premiums and fees	$2,812	$2,991	$8,578	$8,760

(1)	Includes guaranteed cost premiums primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue for specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $11 million for the three months ended September 30, 2009 and $28 million for the nine months ended September 30, 2009 and $19 million for the three months ended September 30, 2008 and $48 million for the nine months ended September 30, 2008.
Premiums and fees decreased by 6% for the three months ended September 30, 2009 and decreased by 2% for the nine months ended September 30, 2009, compared with the same periods of 2008. This primarily reflects lower membership largely due to disenrollment.
This impact was partially offset by rate increases, as well as membership growth in the Medicare private fee for services product.
Net investment income decreased by 4% for the three months ended September 30, 2009 and decreased by 14% for the nine months ended September 30, 2009 compared with the same periods of 2008 reflecting lower income from real estate funds and security partnerships partially offset by higher invested assets.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Medical claims expense	$1,698	1,819	$5,226	5,480
Other benefit expenses	48	49	134	151
Mail order pharmacy cost of goods sold	255	238	762	704
Other operating expenses	935	1,024	2,883	2,918

Total benefits and expenses	$2,936	$3,130	$9,005	$9,253

Medical claims expense decreased by 7% for the three months ended September 30, 2009 and decreased by 5% for the nine months ended September 30, 2009 compared with the same periods in 2008 largely due to lower membership, particularly in the experience-rated and guaranteed cost businesses; partially offset by increases in medical expenses related to claim trend and Medicare member driven growth.
Other operating expenses include expenses related to:
•	both retail and mail order pharmacy;

•	disease management;

•	voluntary and limited benefits;

•	Medicare claims administration businesses; and

•	integration costs associated with the acquired business.
Excluding the items noted above, as well as the special items noted in the Results of Operations table, other operating expenses for the three months ended September 30, 2009 were lower than the same period last year reflecting volume related declines, as well as a favorable impact resulting from the comprehensive review of ongoing expenses, including the impact of pension changes. Operating expenses increased for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, primarily due to expenses related to the acquired business (effective April 1, 2008), partially offset by the impact of pension changes.
Other Items Affecting Health Care Results
Medical Membership
The Company’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims. As of September 30 , estimated medical membership was as follows:

(In thousands)	2009	2008
Guaranteed cost excluding voluntary/limited benefits (1)	762	902
Voluntary/limited benefits	220	202
Medicare	51	35

Total guaranteed cost	1,033	1,139
Experience-rated (2)	764	913
Service	9,307	9,848

Total medical membership	11,104	11,900

(1)	Includes guaranteed cost members primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Includes minimum premium members, who have a risk profile similar to experience-rated members.
The net decrease in the Company’s medical membership is 7% as of September 30, 2009 when compared with September 30, 2008, primarily driven by disenrollment across all funding arrangements as a result of the current economic environment.

Operational Improvement Initiatives
The Company is focused on several initiatives including developing and enhancing a customer focused service model. This effort is expected to require significant investments over the next three to five years. These investments are expected to enable the Company to grow its membership and to improve operational effectiveness and profitability by developing innovative products and services that promote customer engagement at a competitive cost. Executing on these operational improvement initiatives is critical to attaining a leadership position in the health care marketplace.
The operational improvement initiatives currently underway are discussed below.
Reducing other operating expenses. The Company operates in an intensely competitive marketplace and its ability to establish a competitive cost advantage is key to achieving its initiatives. Accordingly, the Company is focused on reducing operating expenses in three key areas primarily to facilitate operating efficiency and responsiveness to customers. These three areas include: customer acquisition, which encompasses spending on sales, the account management process, underwriting and marketing; fulfillment, mainly claims processing and billing; and reducing overhead in various administrative and staffing functions. In connection with these efforts, in the fourth quarter of 2008, the Company reviewed staffing levels and organization and announced a plan to reorganize its business model and supporting areas to more tightly align the ongoing operating segments. As part of this ongoing review of operating expenses, during the third quarter of 2009 the Company identified additional job eliminations, in order to facilitate operating efficiency and meet the challenges and opportunities presented by the current economic environment.
Maintaining and upgrading information technology systems. The Company’s current business model and long-term strategy require effective and reliable information technology systems. The Company’s current systems architecture will require continuing investment to meet the challenges of increasing customer demands from both our existing and emerging client base to support its business growth and strategies, improve its competitive position and provide appropriate levels of service to customers. The Company is focused on providing these enhanced strategic capabilities in response to increasing customer expectations, while continuing to provide a consistent, high quality customer service experience with respect to the Company’s current programs. Accordingly, in 2009, the Company’s efforts will be focused primarily on optimizing the technology underlying our claims processing and call servicing capabilities with specific emphasis on reducing handling time and improving customer service. Continued integration of the Company’s multiple administrative and customer facing platforms is also required to support the Company’s growth strategies, and to ensure reliable, efficient and effective customer service both in today’s employer focused model as well as in a customer directed model. The Company’s ability to effectively deploy capital to make these investments will influence the timing and the impact these initiatives will have on its operations.
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
The Company is also focused on segment and product expansion. With respect to segment expansion, our focus is predominantly in the “Select” (employers with 51-250 employees), and individual segments. As part of its effort to achieve these objectives, the Company completed the acquisition of Great-West Healthcare of Denver, Colorado on April 1, 2008. This acquisition will enable the Company to broaden its distribution reach and health care professional network, particularly in the western regions of the United States, and expand the range of health benefits and product offerings.
The Company has also recently developed new product offerings for its guaranteed cost and experienced-rated portfolios. These offerings will provide our employer clients with lower-cost options for providing medical, pharmacy and dental benefits.
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
Delivering quality service to customers and health care professionals. The Company is focused on delivering competitive service to customers, health care professionals and clients. The Company believes that further enhancing quality service can improve customer retention and, when combined with useful health information and tools, can help motivate customers to become more engaged in their personal health, and will help promote healthy outcomes thereby removing cost from the system. The evolution of the consumer-driven health care market is driving increased product and service complexity and is raising customers’ expectations with respect to service levels, which is expected to require significant investment, management attention and heightened interaction with customers.
The Company is focused on the development and enhancement of a service model that is capable of meeting the challenges brought on by the increasing product and service complexity and the heightened expectations of health care customers. The Company continues to make significant investments in the development and implementation of systems and technology to improve the provider service experience for customers and health care professionals, enhance its capabilities and improve its competitive position.
The Company’s health advocacy capabilities support its recent membership efforts. The Company must be able to deliver those capabilities efficiently and cost-effectively. The Company continues to identify additional cost savings to further improve its competitive cost position. Savings generated from the Company’s operating efficiency initiatives provide capital to make investments that will enhance its capabilities in the areas of customer engagement, particularly product development, the delivery of customer service and health advocacy and related technology.
Disability and Life Segment
Segment Description
The Disability and Life segment includes group disability, life, accident and specialty insurance and case management services for disability and workers’ compensation.
Key factors for this segment are:
•	premium and fee growth, including new business and customer retention;

•	net investment income;

•	benefits expense as a percentage of earned premium (loss ratio); and

•	other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$654	$627	$1,987	$1,896
Net investment income	62	65	180	193
Other revenues	30	29	87	90

Segment revenues	746	721	2,254	2,179
Benefits and expenses	656	624	1,952	1,884

Income before taxes	90	97	302	295
Income taxes	26	27	82	84

Segment earnings	$64	$70	$220	$211

Realized investment gains (losses), net of taxes	$5	$(17)	$(2)	$(23)

Special items (after-tax) included in segment earnings:
Curtailment gain	$—	$—	$4	$—
Cost reduction charge	$(1)	$—	$(2)	$—
Completion of IRS examination	$—	$—	$5	$—
Segment earnings for the three months ended September 30, 2009 include a special item for a cost reduction charge. Excluding the special item, segment results reflect lower earnings from the disability business primarily resulting from higher expenses including an expense charge related to a settlement, less favorable life and specialty claims experience and lower net investment income, partially offset by favorable accident claims experience. Segment earnings continue to reflect competitively strong margins driven by the sustained value the Company delivers to its customers from its disability management programs.
Segment earnings for the nine months ended September 30, 2009 include the favorable after-tax impact of reserve studies of $34 million of which $20 million reflects strong results from the Company’s disability management programs over the past several years, an expense charge and special items for the pension curtailment gain, cost reduction charge and completion of an IRS examination. Segment earnings for the nine months ended September 30, 2008 include the favorable after-tax impact of reserve studies of $16 million. Excluding the impact of the reserve studies, an expense charge and special items, segment earnings decreased due to lower investment income and less favorable life, specialty and disability claims experience, partially offset by favorable accident claims experience.
Revenues
Premiums and fees increased 4% for the three months ended September 30, 2009 and 5% for the nine months ended September 30, 2009 compared with the same periods of 2008 reflecting new sales growth and solid customer retention in the disability and life lines of business, partially offset by less favorable customer retention in the specialty line of business.
Net investment income decreased 5% for the three months ended September 30, 2009 and 7% for the nine months ended September 30, 2009 reflecting lower yields and lower real estate and security partnership income.
Benefits and Expenses
Benefits and expenses for the three months ended September 30, 2009 include the favorable pre-tax impact of reserve studies of $7 million, an expense charge and the special item for cost reduction charge. Benefits and expenses for the three months ended September 30, 2008 include the favorable pre-tax impact of reserve studies of $7 million. Excluding the impact of the reserve studies, an expense charge and the special item for cost reduction charge, benefits and expenses increased 4%, primarily reflecting disability and life business growth and less favorable life, specialty and disability claims experience, partially offset by more favorable accident claims experience. The less favorable life claims experience was driven by the higher average size of death claims. The less favorable disability claims experience was driven by higher new claims partially offset by higher resolutions. The more favorable accident claim experience was driven by lower claim counts. The overall flat expense ratio reflects effective operating expense management offset by investments in the claim operations and strategic information technology initiatives.

Benefits and expenses for the nine months ended September 30, 2009 include the net favorable pre-tax impact of reserve studies of $49 million, an expense charge and special items. Benefits and expenses for the nine months ended September 30, 2008 include the favorable pre-tax impact of reserve studies of $23 million. Excluding the impact of the reserve studies, an expense charge and special items, benefits and expenses increased 5%, primarily reflecting disability and life business growth and less favorable life, specialty and disability claims experience partially offset by more favorable accident claims experience. The less favorable life claims experience was driven by the higher average size of death claims. The less favorable disability claims experience was driven by higher new claims partially offset by higher resolutions. The more favorable accident claim experience was driven by lower claim counts. The overall flat expense ratio reflects effective operating expense management offset by investments in the claim operations and strategic information technology initiatives.
International Segment
Segment Description
The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.
The key factors for this segment are:
•	premium growth, including new business and customer retention;

•	benefits expense as a percentage of earned premium (loss ratio); and

•	operating expense as a percentage of earned premium (expense ratio).
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$482	$471	$1,378	$1,422
Net investment income	17	23	50	62
Other revenues	4	5	14	12

Segment revenues	503	499	1,442	1,496
Benefits and expenses	447	428	1,251	1,269

Income before taxes	56	71	191	227
Income taxes	17	26	45	81
Income attributable to noncontrolling interest	1	1	2	2

Segment earnings	$38	$44	$144	$144

Impact of foreign currency movements included in segment earnings	$(2)	$(4)	$(18)	$(5)

Realized investment gains (losses), net of taxes	$—	$(2)	$1	$(2)

Special items (after-tax) included in segment earnings:
Cost reduction charge	$(2)	$—	$(2)	$—
Curtailment gain	$—	$—	$1	$—
Completion of IRS examination	$—	$—	$1	$—

During the second quarter of 2009, the Company’s International Segment implemented a capital management strategy to permanently invest the earnings of its South Korean operation overseas. Income taxes for this operation will therefore be recorded at the tax rate of the foreign jurisdiction. Segment earnings reflect favorable tax adjustments of $14 million for the implementation of this strategy for the nine months ended September 30, 2009. In addition to the implementation effect, segment earnings also reflect the ongoing impact of the lower tax rate on the permanently invested earnings of $3 million for the three months ended September 30, 2009 and $8 million for the nine months ended September 30, 2009. Excluding the impact of the Korean tax adjustments, foreign currency movements and the special items noted above, International segment earnings decreased 11% for the three months ended September 30, 2009 and 3% for the nine months ended September 30, 2009, compared with the same periods last year. The decreases for the three and nine months ended September 30, 2009 were primarily driven by unfavorable claims experience in the life, accident and supplemental health insurance business and the expatriate employee benefits business. The unfavorable effects were partially offset by strong revenue growth and competitively strong margins in both businesses. The impact of foreign currency movements is calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.
Revenues
Premiums and fees. Premiums and fees increased 2% for the three months ended September 30, 2009 and decreased 3% for the nine months ended September 30, 2009, compared with the same periods last year. The increase for the three months ended September 30, 2009 was primarily attributable to new sales growth in the life, accident and supplemental health insurance operations, particularly in South Korea, and membership growth in the expatriate employee benefits business partially offset by unfavorable foreign currency movements. The decrease for the nine months ended September 30, 2009 was primarily attributable to unfavorable currency movements partially offset by new sales growth in the life, accident and supplemental health insurance operations, particularly in South Korea, and membership growth in the expatriate employee benefits business.
Premiums and fees, excluding the effect of foreign currency movements, were $517 million for the three months ended September 30, 2009 and $1,572 million for the nine months ended September 30, 2009, compared with $496 million for the three months ended September 30, 2008 and $1,442 million for the nine months ended September 30, 2008.
Benefits and Expenses
Benefits and expenses increased 4% for the three months ended September 30, 2009 and decreased 1% for the nine months ended September 30, 2009, compared with the same periods last year. The increase in the third quarter of 2009 was primarily due to business growth, higher loss ratios and increased amortization of deferred acquisition costs partially offset by foreign currency movements. The decrease for the nine months ended September 30, 2009 was primarily due to foreign currency movements partially offset by business growth, higher loss ratios and increased amortization of acquisition costs.
Loss ratios increased for the three months and for the nine months ended September 30, 2009, in the life accident and supplemental health and the expatriate benefits businesses due to unfavorable claims experience.
Policy acquisition expenses were level for the three months ended September 30, 2009 in the life, accident and supplemental health business, reflecting business growth and higher amortization of deferred acquisition costs associated with lower persistency, offset by foreign currency movements. Policy acquisition expenses decreased for the nine months ended September 30, 2009 in the life, accident and supplemental health business due to foreign currency movements, partially offset by business growth and higher amortization of deferred acquisition costs associated with lower persistency.
Expense ratios decreased for the three months and for the nine months ended September 30, 2009, reflecting effective expense management.
Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues for the third quarter of 2009 and 28% of the segment’s revenues for the nine months ended September 30, 2009. South Korea generated 37% of the segment’s earnings for the third quarter of 2009 and 43% of the segment’s earnings for the nine months ended September 30, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$11	$10	$23	$35
Net investment income	28	25	86	70
Other revenues	(160)	71	(234)	117

Segment revenues	(121)	106	(125)	222
Benefits and expenses	(159)	286	(295)	638

Income (loss) before income tax benefits	38	(180)	170	(416)
Income taxes (benefits)	8	(75)	54	(164)

Segment earnings (loss)	$30	$(105)	$116	$(252)

Realized investment gains (losses), net of taxes	$4	$(3)	$(2)	$(5)

Results of GMIB business (after-tax) included in segment earnings (loss):
Charge on adoption of fair value measurements for GMIB contracts	$—	$—	$—	$(131)
Results of GMIB business excluding charge on adoption	$16	$(61)	$149	$(91)
Segment results for the three months ended September 30, 2009 improved from the same period last year due to favorable results for the GMIB business (presented in the table above) and the absence of a charge for reserve strengthening in the GMDB business in 2009, both resulting from improved equity market conditions in 2009. The three months ended September 30, 2008 included reserve strengthening for the GMDB business of $72 million after-tax. No reserve strengthening has been required for GMDB since the first quarter of 2009, primarily due to the stabilization and recovery of equity markets. Segment results include the favorable after-tax impact of reserve studies for the workers compensation and personal accident businesses of $14 million for the three months ended September 30, 2009 and $25 million for the three months ended September 30, 2008.
Segment results for the nine months ended September 30, 2009 improved significantly from the same period last year due to favorable results for the GMIB business (presented in the table above), and a smaller amount of reserve strengthening for the GMDB business in 2009 ($47 million after-tax for the nine months ended September 30, 2009, compared to $72 million after-tax for the nine months ended September 30, 2008). Segment results include the favorable after-tax impact of reserve studies for the workers compensation and personal accident businesses of $16 million for the nine months ended September 30, 2009 and $25 million for the same period of 2008.
See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.

Other Revenues
Other revenues included pre-tax losses from futures contracts used in the GMDB equity hedge program (see Note 7 to the Consolidated Financial Statements) of $161 million for the three months ended and $232 million for the nine months ended September 30, 2009, compared with pre-tax gains of $70 million for the three months ended and $118 million for the nine months ended September 30, 2008. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). The notional amount of the futures contract positions held by the Company at September 30, 2009 related to this program was $1.2 billion.
Benefits and Expenses
Benefits and expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
GMIB (income) expense	$(19)	$98	$(215)	$353
Other benefits and expenses	(140)	188	(80)	285

Benefits and expenses	$(159)	$286	$(295)	$638

GMIB (Income) Expense. Under GAAP for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because several assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities.
The pre-tax income for GMIB was $19 million for the three months ended September 30, 2009 and was primarily due to the following factors:
•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures ($50 million); and

•	updates to the risk and profit charge estimates ($7 million).
These favorable effects were partially offset by:
•	decreases in interest rates ($31 million); and

•	other amounts, including experience varying from assumptions, model and in-force updates ($7 million).
For the nine months ended September 30, 2009, the pre-tax income for GMIB was $215 million, and was primarily due to the following factors:
•	increases in interest rates ($175 million);

•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures ($82 million); and

•	updates to the risk and profit charge estimates ($25 million).
These favorable effects were partially offset by:
•	increases to the annuitization assumption, reflecting higher utilization experience ($21 million);

•	updates to the lapse assumption ($14 million); and

•	other amounts, including experience varying from assumptions, model and in-force updates ($32 million).
During the three months ended September 30, 2008, the pre-tax expense for GMIB of $98 million was primarily driven by declines in equity markets and bond fund returns. For the nine months ended September 30, 2008, GMIB pre-tax expense of $353 million included a pre-tax charge of $202 million for the adoption of guidance for fair value measurements, which is discussed further in Note 2 to the Consolidated Financial Statements. Excluding this one-time effect of adopting fair value measurements, expense for the nine months ended September 30, 2008 was primarily the result of declines in equity markets and bond fund returns.

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
However, significant declines in mutual fund values that underlie the contracts (increasing the exposure to the Company) together with declines in the 7-year treasury rates (used to determine claim payments) similar to what occurred during 2008 would increase the expected amount of claims that would be paid out for contractholders who choose to annuitize. It is also possible that such unfavorable market conditions would have an impact on the level of contractholder annuitizations, particularly if these unfavorable market conditions persisted for an extended period.
Other Benefits and Expenses. Other benefits and expenses reflected income for the three and nine months ended September 30, 2009, compared to expense during the comparable periods in 2008. These fluctuations reflect the impact of significant improvements in the equity markets on guaranteed minimum death benefit contracts, compared with equity market declines during 2008. Equity market improvements result in increases in the underlying annuity account values, which decreases the exposure under the contracts. Equity market declines result in decreases in the underlying annuity account values, which increases the exposure under the contracts. These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.
The Company recorded additional other benefits and expenses of $73 million ($47 million after-tax) primarily to strengthen GMDB reserves during the first quarter of 2009. These amounts were primarily due to:
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
The Company recorded additional other benefits and expenses of $111 million ($72 million after-tax) primarily to strengthen GMDB reserves during the third quarter of 2008. These amounts were primarily due to:
•	adverse impacts of overall market declines of $51 million ($33 million after-tax). This includes an increase in the provision for expected future partial surrenders and declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is covered by the GMDB equity hedge program;

•	adverse volatility-related impacts due to turbulent equity market conditions. Volatility risk is not covered by the GMDB equity hedge program, and equity market volatility in the quarter impacted the effectiveness of the program. In aggregate, these volatility-related impacts totaled $55 million of the charge ($36 million after-tax); and

•	adverse interest rate impacts of $5 million ($3 million after-tax). Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance.
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
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of September 30, 2009, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.
Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate-owned life insurance (COLI);

•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•	run-off settlement annuity business.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Premiums and fees	$26	$29	$83	$84
Net investment income	104	104	304	313
Other revenues	16	18	49	54

Segment revenues	146	151	436	451
Benefits and expenses	111	120	353	354

Income before taxes	35	31	83	97
Income taxes	12	11	20	33

Segment earnings	$23	$20	$63	$64

Realized investment gains (losses), net of taxes	$1	$(8)	$(4)	$(11)

Special item (after-tax) included in segment earnings:
Completion of IRS examination	$—	$—	$1	$—
Segment earnings for Other Operations for the three months ended September 30, 2009 increased compared with the same period last year due to higher COLI earnings reflecting increased investment income partially offset by the continued decline in deferred gain amortization associated with sold businesses. For the nine months ended September 30, 2009, earnings declined compared with the same period last year due to the continued decline in deferred gain amortization associated with sold businesses partially offset by increased COLI earnings driven by higher investment income and favorable mortality.

Corporate
Description
Corporate reflects amounts not allocated to segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Segment loss	$(35)	$(31)	$(97)	$(133)

Special items (after-tax) included in segment loss:
Completion of IRS examination	$—	$—	$12	$—
Charges related to litigation matters	$—	$—	$—	$(52)
Excluding the special items noted above (see Consolidated Results of Operations section of the MD&A beginning on page 47 for more information on special items), Corporate losses were higher for both the three months ended and the nine months ended September 30, 2009, compared with same periods last year. The increase in losses primarily reflects higher net interest expense attributable to lower average invested assets and increased debt to finance the acquired business. In addition, directors’ expenses increased due to increases in the Company’s stock price during the three months ended and nine months ended September 30, 2009 compared with decreases during the three months ended and nine months ended September 30, 2008.
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.
Discontinued operations for the nine months ended September 30, 2009 primarily represented a tax benefit from a past divestiture resolved at the completion of the 2005 and 2006 IRS examinations.
Discontinued operations for the third quarter of 2008 included a gain of $1 million after-tax from the settlement of certain issues related to a past divestiture. Discontinued operations for the nine months ended September 30, 2008, also included a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.

INDUSTRY DEVELOPMENTS AND OTHER MATTERS
Proposed Health Care Reform
Addressing the affordability and availability of health insurance, including reducing the number of uninsured, is a major initiative of President Obama and the U.S. Congress, and proposals that may address these issues are pending in the U.S. Congress. The proposals vary and include measures that would change the dynamics of the health care industry and/or the employer’s role in the provision of benefits, such as the potential creation of a new government-run health plan(s) that would compete with the Company and other private health plans; the potential creation of federal or state-level Exchanges (or similar constructs) that could serve as a distribution mechanism and/or additional regulatory structure for certain segments of the health care market; potential changes to medical coverage, such as expansion of eligibility under existing public programs, minimum medical benefit ratios for health plans, mandatory issuance of insurance coverage; requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk; and new taxes and assessments specific to health care insurers and/or certain benefit plan designs. Any comprehensive health care reform package enacted will likely be phased in over a number of years and would be subject to a broader regulatory process. Because of the unsettled nature of these initiatives and the numerous steps required to implement them the Company remains uncertain as to the ultimate impact these changes will have on its business. For additional discussion regarding our risks related to health care reform, see “Item 1A. Risk Factors.”
Other Matters
The disability industry is under continuing review by regulators and legislators with respect to its offset practices regarding Social Security Disability Insurance (“SSDI”). There has been specific inquiry as to the industry’s role in assisting individuals with their applications for SSDI. The Company has received one Congressional inquiry and has responded to the information request. Also, legislation prohibiting the offset of SSDI payments against private disability insurance payments for prospectively issued policies was introduced but not enacted in the Connecticut state legislature. The Company is also involved in related pending litigation. If the industry is forced to change its offset SSDI procedures, the practices and products for the Company’s Disability and Life segment could be significantly impacted.
In 1998, the Company sold its individual life insurance and annuity business to Lincoln National Life Insurance Company and its affiliates (“Lincoln”). Because this business was sold in an indemnity reinsurance transaction, the Company is not relieved of primary liability for the reinsured business and had reinsurance recoverables totaling $4.5 billion as of September 30, 2009. Lincoln has secured approximately 90% of its reinsurance obligations under these arrangements by placing assets into a trust which qualifies under Regulation 114 of the New York Insurance Department.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company maintains liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and

•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	using cash flows from operating activities;

•	selling investments;

•	matching investment maturities to the estimated duration of the related insurance and contractholder liabilities; and

•	borrowing from its parent company.
Liquidity requirements at the parent level generally consist of:
•	debt service and dividend payments to shareholders; and

•	funding of pension plans.
The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	collecting dividends from its subsidiaries;

•	using proceeds from issuance of debt and equity securities; and

•	borrowing from its subsidiaries.
Cash flows for the nine months ended September 30, were as follows:

(In millions)	2009	2008
Operating activities	$269	$1,050
Investing activities	$(1,074)	$(2,304)
Financing activities	$290	$377
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

2009:
Operating activities
For the nine months ended September 30, 2009, cash flows from operating activities were less than net income by $705 million. Net income contains certain after-tax non-cash income and expense items, including:
•	GMIB income of $149 million;

•	a curtailment gain of $30 million, net of a cost reduction charge of $16 million;

•	tax benefits related to the IRS examination of $20 million;

•	depreciation and amortization charges of $135 million; and

•	realized investment losses of $24 million.
Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $681 million. This decrease was primarily due to cash outflows of $232 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, contributions to the qualified domestic pension plan of $354 million and increases in receivables.
Cash flows from operating activities decreased by $781 million compared with the nine months ended September 30, 2008. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities decreased by $431 million. This decrease primarily reflects contributions to the qualified domestic pension plan of $354 million for the nine months ended September 30, 2009, compared with none for the nine months ended September 30, 2008 as well as increases in receivables in 2009 compared with decreases in 2008.
Investing activities
Cash used in investing activities was $1.1 billion. This use of cash primarily consisted of net purchases of investments of $856 million and net purchases of property and equipment of $218 million.
Financing activities
Cash provided from financing activities primarily consisted of net proceeds from the issuance of long-term debt of $346 million, offset by repayments of short-term debt, principally commercial paper, of $199 million. Financing activities also included net deposits to contractholder deposit funds of $65 million.
2008:
Operating activities
For the nine months ended September 30, 2008, cash flows from operating activities were greater than net income by $547 million. Net income contains certain after-tax non-cash income and expense items, including:
•	GMIB expense of $222 million;

•	litigation accruals of $76 million;

•	depreciation and amortization charges of $118 million; and

•	realized investment losses of $18 million.
Cash flows from operating activities were higher than net income excluding the non-cash items noted above by $113 million. This increase was primarily due to cash inflows associated with the GMDB equity hedge program of $118 million.

Investing activities
The Company used net cash of $1.3 billion to fund the acquisition of Great-West Healthcare. Excluding this item, cash used in investing activities was $1.0 billion. This use of cash primarily consisted of net purchases of investments of $812 million and net purchases of property and equipment of $179 million.
Financing activities
Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt and long-term debt of $312 million and $297 million, respectively. These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare. Financing activities also included net deposits to contractholder deposit funds of $88 million and proceeds from the issuance of common stock under the Company’s stock plans of $37 million and dividends on and repurchases of common stock of $354 million.
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Interest expense	$43	$38	$122	$106

The increase in interest expense for the nine months ended September 30, 2009 was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition.
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
On March 14, 2008, the Company entered into a new commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use the Credit Agreement (see below) for funding. In October 2008, the Company added an additional dealer to its Program. As of September 30, 2009, the Company had $100 million in commercial paper outstanding, at a weighted average interest rate of 0.53% and remaining maturities ranging from five to 55 days.
Liquidity and Capital Resources Outlook
At September 30, 2009, there was approximately $210 million in cash and short-term investments available at the parent company level. For the remainder of 2009, the parent company’s cash requirements include scheduled interest payments of approximately $50 million on outstanding long-term debt of $2.4 billion at September 30, 2009 and approximately $100 million of commercial paper that will mature over the next three months. There are no scheduled long-term debt repayments in 2009. The parent company expects to fund these cash requirements with subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.
The Internal Revenue Service recently issued regulations providing relief in measuring pension plan funding obligations for 2009. As a result, only approximately $90 million of the Company’s $354 million in domestic pension plan contributions during the nine months ended September 30, 2009 were necessary to meet minimum funding requirements and the remaining contributions were voluntary. Although not required, the Company may make approximately $55 million of voluntary pre-tax contributions to the domestic qualified pension plan for the remainder of 2009. The estimated remaining contributions to the domestic qualified pension plan during 2009 do not include funding requirements related to the litigation matter discussed in Note 17 to the Consolidated Financial Statements, as management does not expect this matter to be resolved in 2009. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.
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

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $400 million from Connecticut General Life Insurance Company (CGLIC) without prior state approval. As of September 30, 2009, the parent company had no outstanding borrowings from CGLIC. In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed line of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of September 30, 2009, the Company had an additional $1.275 billion of borrowing capacity within the maximum debt leverage covenant in the line of credit agreement in addition to the $2.5 billion of debt outstanding as of September 30, 2009.
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
In 2008, the NAIC adopted Actuarial Guideline VACARVM, which will be effective December 31, 2009 for the Company’s principal life insurance subsidiary Connecticut General Life Insurance Company (CGLIC). VACARVM is applicable to CGLIC’s statutory reserves for GMDB and GMIB contracts totaling $1.6 billion as of September 30, 2009. Upon implementation, it is anticipated that statutory reserves for these contracts will increase and statutory surplus for CGLIC will be reduced. The Actuarial Guideline states that a company may request a grade-in period, not to exceed three years from the Domiciliary Commissioner. The actual impact on these reserves and surplus, as of December 31, 2009 will depend on equity market and interest rate levels at the time of implementation, whether a grade-in period is granted, and how that grade-in is implemented. As of September 30, 2009, management estimates that the implementation of VACARVM would increase these statutory reserves by up to 10%, assuming no grade-in. Management continues to evaluate the impact on CGLIC’s surplus from this reserving change, as well as from potential further regulatory and/or IRS guidance. Though still evaluating, management does not anticipate that this implementation will have a material impact on the amount of dividends expected to be paid by CGLIC to the parent company in 2010.

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
Contractual obligations. The Company has updated its contractual obligations previously provided on page 71 of the Company’s 2008 Form 10-K for certain items as follows:
•	other long-term liabilities associated with GMIB contracts primarily as a result of increasing interest rates, as well as equity market improvements during 2009;

•	future policy benefit liabilities associated with GMDB contracts as a result of improvements in the equity market environment during 2009;

•	short-term debt, primarily as a result of maturing commercial paper. See Note 13 to the Consolidated Financial Statements for additional information; and

•	long-term debt, primarily due to the issuance of new debt in the second quarter of 2009, see Note 13 to the Consolidated Financial Statements for additional information.

		Less
		than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Future policy benefits	$11,479	$483	$890	$771	$9,335
Short-term debt	$103	$103	$—	$—	$—
Long-term debt	$4,772	$150	$782	$281	$3,559
Other long-term liabilities	$1,673	$847	$374	$166	$286

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
As of September 30, 2009, the Company’s mix of investments and their primary characteristics have not materially changed since December 31, 2008. The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of September 30, 2009. The Company’s commercial mortgage loans continue to be diversified by property type, location and borrower to reduce exposure to potential losses.
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
The value of the Company’s fixed maturity portfolio increased $728 million in 2009 driven by a decline in market yields. Although asset values have improved significantly, there are securities with amortized cost in excess of fair value by $147 million.
As of September 30, 2009, approximately 64% or $1,653 million of the Company’s total investments in state and local government securities of $2,566 million were guaranteed by monoline bond insurers. The quality ratings of these investments with and without this guaranteed support as of September 30, 2009 were as follows:

		As of
		September 30,
		2009
		Fair Value
			Without
(In millions)	Quality Rating	With Guarantee	Guarantee
State and local governments	Aaa	$67	$56
	Aa1-Aa3	1,157	977
	A1-A3	360	467
	Baa1-Baa3	29	36
	Not available	40	117

Total state and local governments		$1,653	$1,653

As of September 30, 2009, approximately 80% or $445 million of the Company’s total investments in other asset-backed securities of $555 million were guaranteed by monoline bond insurers. All of these securities had quality ratings of Baa2 or better. Quality ratings without considering the guarantees for these other asset-backed securities were not available.
As of September 30, 2009, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of September 30, 2009 were:

		As of
		September 30,
(In millions)	Guarantor	2009
Guarantor	Quality Rating	Indirect Exposure
AMBAC	Caa2	$205
MBIA, Inc.	Baa1	1,249
Financial Security Assurance	Aa3	604
Financial Guaranty Insurance Co.	NR	40

Total		$2,098

The Company continues to underwrite investments in these securities focusing on the underlying issuer’s credit quality, without regard for guarantees. As such, this portfolio of state and local government securities, guaranteed by monoline bond insurers is of high quality with approximately 91% rated A3 or better without their guarantees.
Commercial Mortgage Loans
The Company’s commercial mortgage loans are made exclusively to commercial borrowers; therefore the Company has no exposure to either prime or sub-prime residential mortgages. These fixed rate loans are diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by the related property and are generally made at less than 75% of the property’s value at origination of the loan.
The Company completed an in depth review of its commercial mortgage loan portfolio in July 2009. This review included an analysis of each property’s audited financial statements as of December 31, 2008, rent rolls and operating plans and budgets for 2009, a physical inspection of the property and other pertinent factors. Based on each property’s value determined during this review, the portfolio’s average loan to value ratio increased from 64% as of December 31, 2008 to 77% at September 30, 2009, driven by an average decline in property values of 16% since completion of the previous review during the third quarter of 2008. This 16% decrease is less than reported declines in commercial real estate values of 20% to 30% from peak prices achieved in late 2006 and into early 2007. This is driven by management’s decision to not fully reflect peak prices in prior valuations, along with declines in value recognized during the Company’s 2008 portfolio review. In 2009, the overall estimated cash flows from the portfolio’s properties exceed their required debt payments by 50% (debt service coverage) which was unchanged since the 2008 portfolio review. This debt service coverage improved in 2009 from increased occupancy in properties previously under rehabilitation (predominantly apartments) and from foreclosure and removal of a non-performing office loan during the second quarter of 2009. This improvement during 2009 was largely offset by modest increases in vacancy rates and declines in rental rates for most loans secured by stabilized properties across all property types, with more significant changes for loans secured by hotel properties.

The following table reflects the commercial mortgage loan portfolio summarized by loan to value ratio based on the annual loan review completed in July, 2009.

Loan to Value Distribution
	Amortized Cost
Loan to Value Ratios	Senior	Subordinated	Total	% of Mortgage Loans
Below 50%	$221	$152	$373	10%
50% to 59%	285	—	285	8%
60% to 69%	415	38	453	13%
70% to 79%	526	72	598	17%
80% to 89%	885	47	932	26%
90% to 99%	719	17	736	20%
100% or above	215	15	230	6%

Totals	$3,266	$341	$3,607	100%

As summarized above, $341 million or 9.5% of the commercial mortgage loan portfolio is comprised of subordinated notes and loans, including $320 million of loans secured by first mortgages, which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans with strong borrower sponsorship, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interests, but would receive repayment after satisfaction of the senior interest.
There are nine loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $23 million. Six of these loans have current debt service coverage of 1.0x or greater and three with debt service coverage below 1.0x have other mitigating factors including strong borrower sponsorship. The decline in property values and current underwater position are better than management expectations reflecting a combination of factors including prior year property values not fully reflecting peak market pricing, a more modest allocation to the more depressed property types such as retail and hotel and the overall quality of the Company’s portfolio.
Although the property value declines increased the portfolio loan to value ratios, all but four of the 184 loans that comprise our total mortgage loan portfolio continue to perform under their contractual terms, and the actual aggregate default rate is 2.8%. Given the quality and diversity of the underlying real estate, positive debt service coverage, significant borrower cash investment averaging nearly 30%, and only $143 million of loans maturing in the next twelve months, the Company remains confident that the vast majority of borrowers will continue to perform as required and the mortgage loan portfolio will perform well competitively.
Other Long-term Investments
The Company’s Other long-term investments include $556 million in private equity and real estate funds as well as direct real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies and real estate partnerships. Because these investments have a subordinate position in the capital structure, the Company assumes a higher level of risk for higher expected returns. Many of these entities have experienced a decline in value over the last several quarters due to economic weakness and the disruption in the capital markets. To mitigate risk, these investments are diversified across approximately 55 separate partnerships, and approximately 35 general partners who manage one or more of those partnerships. Also, the funds’ underlying investments are diversified by industry sector, property type, and geographic region. No single partnership investment exceeds 7% of the Company’s private equity and real estate partnership portfolio. Given the current weak economic conditions there continues to be downward pressure on asset values that could result in future losses but management does not expect any losses to have a material adverse effect on the Company’s liquidity or financial condition.

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
The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2009 and 2008.
The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)
September 30, 2009	Gross	Reserve	Net
Problem bonds	$128	$(73)	$55
Potential problem bonds	$117	$(5)	$112
Problem commercial mortgage loans	$100	$—	$100
Potential problem commercial mortgage loans	$241	$(2)	$239
Foreclosed real estate	$59	$—	$59
December 31, 2008
Problem bonds	$94	$(59)	$35
Potential problem bonds	$140	$(14)	$126
Potential problem commercial mortgage loans	$92	$—	$92
Potential problem commercial mortgage loans represent 7% of the total loan portfolio. These increased $147 million from December 31, 2008 to September 30, 2009, primarily reflecting the results of management’s in-depth portfolio loan review. As a result of this review, management added nine loans totaling $169 million to the potential problem loan list that are exhibiting signs of distress such as an elevated loan to value ratio or a low or negative debt service coverage. These loans were all performing according to their contractual terms as of September 30, 2009 and although they are showing signs of stress, most of these loans are well collateralized. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.

Summary
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Credit related (1)	$12	$15	$47	$17
Other (2)	2	26	8	42

Total	$14	$41	$55	$59

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of new GAAP guidance for other-than-temporary impairments on April 1, 2009, Other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.
The financial markets experienced a significant rally in the second and third quarters of 2009. Both investment grade and below investment grade corporate credit indices reported significantly lower credit spreads and the S&P 500 posted a return of 30% during this period. While credit spreads eased in 2009 and asset values increased significantly, substantial uncertainty remains concerning the economic environment, along with increasing default rates and the potential for rising treasury rates. Commercial real estate fundamentals continued to weaken as the struggling economy negatively impacted occupancy levels and rental rates for all major property types. The corporate and commercial real estate debt and equity markets are expected to remain challenging until economic stability returns. As a result of this economic environment, risks in the Company’s investment portfolio remain elevated.
Continued economic weakness for an extended period could cause the Company to recognize impairment losses if default rates increase and/or recoveries decline. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the Company’s strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, it has both the intent and ability to hold these assets to recovery. Therefore, future credit-related losses are not expected to have a material adverse effect on the Company’s liquidity or financial condition.
While the results of the portfolio loan review were better than expected, and management believes the portfolio is positioned to perform competitively well due to the solid aggregate loan to value ratio, strong debt service coverage and minimal underwater position, the commercial real estate market continues to exhibit significant signs of stress and if these conditions remain for an extended period or worsen substantially it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.

MARKET RISK
Financial Instruments
The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $110 million in the fair value of the futures contracts outstanding under this program as of September 30, 2009. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 7 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
Stock Market Performance
The performance of equity markets can have a significant effect on the Company’s businesses, including on:
•	risks and exposures associated with GMDB (see Note 7 to the Consolidated Financial Statements) and GMIB contracts (see Note 8 to the Consolidated Financial Statements); and

•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 70 for further information.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s productivity initiatives, litigation and other legal matters, operational improvement in the health care operations, and the outlook for the Company’s full year 2009 and 2010 results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.
You should not place undue reliance on these forward-looking statements. The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:
1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s Health Care operations, including increased use and costs of medical services;

2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;

3.	challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) offering products that meet emerging market needs, (ii) strengthening underwriting and pricing effectiveness, (iii) strengthening medical cost and medical membership results, (iv) delivering quality member and provider service using effective technology solutions, (v) lowering administrative costs and (vi) transitioning to an integrated operating company model, including operating efficiencies related to the transition;

4.	risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, government investigations and proceedings, and tax audits and related litigation;

5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the Health Care business;

6.	risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;

7.	significant changes in interest rates and deterioration in the loan to value ratios of commercial real estate investments for a sustained period of time;

8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales, retention of current business as well as the downgrade in the financial strength ratings of reinsurers which could result in increased statutory reserve or capital requirements;

9.	limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;

10.	inability of the hedge program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);

11.	adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;

12.	adjustments to the assumptions (including annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plans in future periods as well as the recognition of additional pension obligations;

14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

15.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;

16.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of health care services provided to their workforce, loss in workforce and our customers’ ability to pay receivables) and our vendors (including their ability to provide services);

17.	changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues (including health care reform legislation that could include, among other items, a broad based public sector alternative and/or alternative assessments and tax increases specific to the Company’s industry), which could increase cost and affect the market for the Company’s health care products and services; and amendments to income tax laws, which could affect the taxation of employer provided benefits and certain insurance products such as corporate-owned life insurance;

18.	potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

19.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;

20.	challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services;

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
This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2008 Annual Report on Form 10-K, including the “Risk Factors” section, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under “Litigation and Other Legal Matters” in Note 17 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS
The risk factor set forth below updates and should be read together with the risk factors reported in CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2008.
CIGNA is subject to potential changes in the political environment, which could adversely affect the markets for its products.
Policy changes on the local, state and federal level, such as the expansion of the government’s role in the health care arena and alternative assessments and tax increases specific to the health care insurance industry or health care insurance products as part of federal health care reform initiatives, could fundamentally change the dynamics of CIGNA’s industry. While private health care plans may be solicited to provide administrative services to an expanded national public plan, this business opportunity may be less profitable and favor larger and lower cost competitors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about CIGNA’s share repurchase activity for the quarter ended September 30, 2009:

Issuer Purchases of Equity Securities
	Total # of			Approximate dollar value of shares that
	shares	Average price paid	Total # of shares purchased as part	may yet be purchased as part of publicly
Period	purchased(1)	per share	of publicly announced program (2)	announced program (3)
July 1-31, 2009	3,650	$25.38	0	$448,919,605
August 1-31, 2009	2,089	$27.85	0	$448,919,605
September 1-30, 2009	0	$0	0	$448,919,605

Total	5,739	$20.30	0	N/A

(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 3,650 shares in July and 2,089 shares in August.

(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was approximately $449 million as of September 30, 2009 and November 5, 2009.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. EXHIBITS
(a) See Exhibit Index

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

By:	/s/ Annmarie T. Hagan Annmarie T. Hagan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 5, 2009

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated October 28, 2009	Filed herewith.

10.1	CIGNA Corporation Compensation Program for Independent Vice Chairman/Chairman of the Board of Directors	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1