Form 10-K
period 2009-12-31
CIGNA CORP
filed 2010-02-25
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $6.6 billion.
As of January 30, 2010, 274,968,520 shares of the registrant’s Common Stock were outstanding.
Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 19, 2010.

PART I

Item 1.	BUSINESS
A. Description of Business
CIGNA Corporation and its subsidiaries constitute one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace, including: health care products and services; group disability, life and accident insurance; and workers’ compensation case management and related services. In addition, the Company has an international operation that offers life, accident and supplemental health insurance products as well as international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a run-off reinsurance operation. CIGNA Corporation had consolidated shareholders’ equity of $5.4 billion and assets of $43.0 billion as of December 31, 2009, and revenues of $18.4 billion for the year then ended. CIGNA’s major insurance subsidiary, Connecticut General Life Insurance Company (“CGLIC”), traces its origins to 1865. CIGNA Corporation was incorporated in the State of Delaware in 1981.
As used in this document, “CIGNA” and the “Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, which are described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Form 10-K”).
CIGNA’s revenues are derived principally from premiums, fees, mail order pharmacy, other revenues and investment income. The financial results of CIGNA’s businesses are reported in the following segments:
•	Health Care;
•	Disability and Life;
•	International;
•	Run-off Reinsurance; and
•	Other Operations, including Corporate-owned Life Insurance.
Available Information
CIGNA’s annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on its website (http://www.cigna.com, under the “Investors—SEC Filings” captions) as soon as reasonably practicable after the Company electronically files these materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The Company uses its website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding CIGNA is routinely posted on and accessible at www.cigna.com. See “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 10 beginning on page 171 of this Form 10-K for additional available information.
B. Financial Information about Business Segments
The financial information included herein is in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior years’ financial information to conform to the 2009 presentation. Industry rankings and percentages set forth herein are for the year ended December 31, 2009, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning CIGNA’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.
Financial data for each of CIGNA’s business segments is set forth in Note 22 to the Consolidated Financial Statements beginning on page 160 of this Form 10-K.

C. Strategy
As a global health service organization, CIGNA’s mission remains focused on helping the people it serves improve their health, well-being and sense of security. CIGNA’s long-term growth strategy is based on: (1) growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals.
CIGNA expects to focus on the following areas it believes represent the markets or areas with the most potential for profitable growth:
•	In the Health Care segment, the Company is concentrating on: (1) further enhancing its geographic focus in the middle market in order to create geographic density; (2) growing the “Select” market, which generally includes employers with more than 50 but fewer than 250 employees, by leveraging the Company’s customer knowledge, differentiated service model, product portfolio and distribution model; and (3) engaging those national account employers who share and will benefit from the Company’s value proposition of using health advocacy and employee engagement to increase productivity, performance and the health outcomes of their employees.
•	In the Disability and Life segment, CIGNA’s strategy is to grow its Disability business by fully leveraging the key components of its industry-leading disability management model to reduce medical costs for its clients and return their employees to work sooner through: (1) early claim notification and outreach, (2) a full suite of clinical and return-to-work resources, and (3) specialized case management services.
•	In the International segment, the Company is targeting growth through: (1) product and channel expansion in its life, accident and health business in key Asian geographies, (2) the introduction of new expatriate benefits products, and (3) further geographic expansion.
The Company plans to improve its strategic and financial flexibility by driving further reductions in its Health Care operating expenses, improving its medical cost competitiveness in targeted markets and effectively managing balance sheet exposures.
Also, in connection with CIGNA’s long-term business strategy, the Company remains committed to health advocacy as a means of creating sustainable solutions for employers, improving the health of the individuals that the Company serves, and lowering the costs of health care for all constituencies.
Details on the Company’s operational strategies are discussed further in the Health Care segment discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section on page 62 of this Form 10-K.

D. Health Care
CIGNA’s Health Care segment (“CIGNA HealthCare”) offers insured and self-funded medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide individuals with comprehensive health care benefit programs. CIGNA HealthCare also provides disability and life insurance products that were historically sold in connection with certain experience-rated medical products. These products and services are provided and administered by subsidiaries of CIGNA Corporation. CIGNA HealthCare companies offer these products and services in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.
CIGNA HealthCare is focused on helping to improve the health, well-being and sense of security of the individuals it serves. CIGNA HealthCare believes the most sustainable approach to enhancing quality and managing health care costs is to fully engage individuals in the decisions that affect their health and the health care services they receive. To assist individuals in making informed choices about health care for themselves and their families, CIGNA HealthCare makes available to its members actionable information about health and advocacy programs as well as about the cost and quality of health care services and supplies provided to them.
Underlying CIGNA HealthCare’s operations is a foundation of clinical expertise and an ability to provide quality service. CIGNA HealthCare’s strengths include its ability to: (1) integrate medical and specialty product offerings to achieve a more holistic and integrated approach to individuals’ health that promotes consistent care management; and (2) provide predictive modeling and other analytical tools (for example, through the Company’s exclusive access to analytical tools and algorithms developed by the University of Michigan), to assist in providing targeted outreach and health advocacy by CIGNA’s clinical professionals to CIGNA HealthCare members.
Principal Products and Services and Funding Arrangements
With the exception of Health Maintenance Organization (“HMO”) as well as Medicare Part D and Private Fee for Service products, each of CIGNA HealthCare’s products (as described below) is offered with multiple funding options (also described below). CIGNA may sell multiple products under the same funding arrangement to the same employer. Accordingly, the revenue table included in the Health Care section of the MD&A beginning on page 62 of this Form 10-K reflects both the product type and funding arrangement.

Medical
CIGNA HealthCare provides a wide array of products and services to meet the needs of employers, other sponsors of health benefit plans and their plan participants (i.e., employees/members and their eligible dependents), and individuals, including:
•	Network and Open Access Plus Plans. CIGNA HealthCare offers a product line of indemnity managed care benefit plans. Indemnity benefit plans in the managed care product line generally use meaningful coinsurance differences for “in-network” versus “out-of-network” care, give members the option of selecting a primary care physician, and use a national provider network, which is somewhat smaller than the national network used with the preferred provider (“PPO”) plan product line. The Network, Network Open Access, and Open Access Plus In-Network products cover only those services provided by CIGNA HealthCare participating (“in-network”) providers and emergency services provided by non-participating (“out-of-network”) providers. The Network point of service (“POS”), Network POS Open Access and Open Access Plus plans (“OAP”) cover health care services provided by participating, and non-participating health care providers, but the members’ coinsurance obligation is greater for out-of-network care.
•	Preferred Provider Plans. CIGNA HealthCare also offers a PPO product line that features a broader national network with generally less favorable provider discounts than the managed care products described above, no option to select a primary care physician, and in-network and out-of-network coverage with greater member coinsurance liability for out-of-network services.
•	Health Maintenance Organizations. HMOs are required by law in most states to provide coverage for all basic health services. They use various tools to facilitate the appropriate use of health care services through employed and/or contracted health care providers. HMOs control unit costs by negotiating rates of reimbursement with providers and by requiring that certain treatments be authorized for coverage in advance. CIGNA HealthCare offers HMO plans that require members to obtain all non-emergency services from participating providers as well as POS HMO plans that also provide a lesser level of insurance coverage for out-of-network care from non-participating providers. The out-of-network coverage is generally provided through separate insurance coverage that is sold with the HMO benefits.
•	Voluntary Plans . CIGNA HealthCare’s voluntary medical products are offered to employers with 51 or more eligible employees and are designed to meet the insurance needs of uninsured hourly and part-time employees by offering more limited, (i.e., leaner benefits) and more affordable coverage than traditional medical plans.
•	CIGNA Choice Fund®, Health Reimbursement Arrangements (“HRAs”), Health Savings Accounts (“HSAs”) and Flexible Spending Accounts (“FSAs”). In connection with many of the products described above, CIGNA HealthCare offers the CIGNA Choice Fund suite of consumer-directed products, including HRA, HSA and FSA options. An HRA allows plan sponsors to choose from a variety of benefit plan designs and for employees to fund un-reimbursed health care expenses with reimbursement account funds that can be rolled over from year to year. HSA plans allow plan sponsors to choose from a variety of benefit plan designs and funding options and combine a high deductible payment feature for a health plan with a tax-preferred savings account offering mutual fund investment options. Funds in an HSA can be used to pay the deductible and other eligible tax-deductible medical expenses and can be rolled over from year to year. In connection with its consumer-directed products, CIGNA HealthCare offers Custom Benefit BuilderSM, a tool that allows members to customize plan options including co-payments and deductible levels, to create a personalized benefit design that meets their individual needs. The HRA and HSA products for employers with generally more than 50 but fewer than 250 employees are now available in 49 states. An FSA pays for certain health care-related expenses, that are either not covered or only partially covered by health care plans, with pretax contributions by employees. Unused FSA account funds cannot be rolled over from year to year; they are forfeited by the employee.
•	Stop-Loss Coverage. CIGNA HealthCare offers stop-loss insurance coverage for self-insured plans. This stop-loss coverage reimburses the plan for claims in excess of a predetermined amount, either for individuals (“specific”) or the entire group (“aggregate”), or both. CIGNA HealthCare also offers stop-loss features in its experience-rated policies (discussed below).
•	Shared Administration Services. CIGNA HealthCare provides Taft-Hartley trusts and other self-insured groups access to its national provider network and provides claim re-pricing and other services (e.g., utilization management).

Specialty
Health Advocacy. CIGNA HealthCare offers medical management, disease management, and other health advocacy services to employers and other plan sponsors. Services are not only offered to members covered under CIGNA HealthCare administered plans but also to those individuals who have elected coverage under a plan offered through their employer by competing insurers/third party administrators. CIGNA offers a seamless integration of services to address the clinical and administrative challenges that are inherent in coordinating multiple vendors. Through its health advocacy programs, CIGNA HealthCare works to help: (1) healthy people stay healthy; (2) people change behaviors that are putting their health at risk; (3) people with existing health care issues access quality care and practice healthy self-care; and (4) people with a disabling illness or injury return to productive work quickly and safely.
CIGNA HealthCare offers a wide array of health advocacy programs and services to help individuals improve the health of the mind and body, including:
•	early intervention by CIGNA’s network of approximately 2,350 clinical professionals;
•	CIGNA’s online health assessment, powered by analytics from the University of Michigan Health Management Research Center, which helps members identify potential health risks and learn what they can do to live a healthier life;
•	the CIGNA Well Aware for Better Health® program, which helps patients with chronic conditions such as asthma, diabetes, depression and weight complications better manage their conditions;
•	CIGNA Health Advisor®, one of our fastest-growing offerings, which provides members with access to a personal health coach to help them reach their health and wellness goals;
•	CIGNA’s Well Informed program, which uses clinical rules-based software to identify potential gaps and omissions in members’ health care through analysis of the Company’s integrated medical, behavioral, pharmacy and lab data allowing CIGNA HealthCare to communicate the gaps to the member and the member’s doctor; and
•	CIGNA’s online coaching capabilities.
Behavioral Health. CIGNA arranges for the provision of behavioral health care services to individuals through its network of participating behavioral health care providers and offers behavioral health care management services, employee assistance programs, and work/life programs to employer and other groups sponsoring health benefit plans, HMOs, governmental entities and disability insurers. CIGNA Behavioral Health focuses on integrating its programs and services to facilitate customized, holistic care.
As of December 31, 2009, CIGNA’s behavioral national network had approximately 76,000 access points to independent psychiatrists, psychologists and clinical social workers and approximately 6,100 facilities and clinics that are reimbursed on a contracted fee-for-service basis.
Dental. CIGNA Dental Health offers a variety of dental care products including dental health maintenance organization plans, dental preferred provider organization (“DPPO”) plans, dental exclusive provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase CIGNA Dental Health products as stand-alone products or integrated with CIGNA HealthCare’s medical products. As of December 31, 2009, CIGNA Dental Health members totaled approximately 9.9 million, representing employees at more than one-third of all Fortune 100 companies. Managed dental care products are offered in 36 states and the District of Columbia through a network of independent providers that have contracted with CIGNA Dental Health to provide dental services to members.
CIGNA Dental Health members access care from one of the largest dental HMO and dental PPO networks in the U.S., with approximately 160,000 DPPO-contracted access points (approximately 75,500 unique providers) and approximately 45,400 dental HMO-contracted access points (approximately 14,000 unique providers).
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

Pharmacy. CIGNA Pharmacy offers prescription drug plans to its insured and self-funded customers both in conjunction with its medical products and on a stand-alone basis. With a nationwide network of approximately 60,300 contracted pharmacies, CIGNA Pharmacy is a comprehensive pharmacy benefits manager offering clinical integration programs, specialty pharmacy solutions, and fast, efficient home delivery pharmacy capabilities that improve outcomes and reduce costs for a Return On Health®.
Programs that reflect this integration of medical, behavioral and pharmacy offerings include:
•	Well Informed. CIGNA’s Well Informed program focuses on the chronic conditions most likely to benefit from disciplined prescription therapy, such as asthma, diabetes, back pain and high cholesterol.
•	Step Therapy is a program that encourages individuals who take prescription drugs to treat an ongoing medical condition to use generic and/or preferred brand drugs before progressing to higher cost brand-named drugs within the relevant therapeutic drug class. This is accomplished through claim management protocols, which may include communications with the individual and the individual’s physician.
•	Specialty Pharmacy Solutions. Because it offers both medical and pharmacy benefit management products and services, CIGNA HealthCare is uniquely positioned to manage holistic care for individuals with chronic conditions. This approach allows individuals to access medication in the most appropriate setting based on their unique circumstances. This results in less confusion and disruption in care, which in turn promotes medication adherence and healthier outcomes.
•	CIGNA Tel-Drug® Home Delivery Pharmacy. CIGNA HealthCare also offers cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through its home delivery operation. CIGNA Tel-Drug Home Delivery Pharmacy provides an individual-focused, efficient home delivery pharmacy with high standards of quality, accuracy and individual care relating to maintenance and specialty medications. Orders may be submitted through the mail, via phone or through the internet at myCIGNA.com.
•	CIGNA HealthCare also offers a suite of online tools to individuals, including our award-winning Prescription Drug Price Quote Tool, which empowers individuals with actionable information that helps them maximize their benefits and lower their out-of-pocket costs.
Private Fee For Service. CIGNA’s Medicare Advantage private fee-for-service plan, CIGNA Medicare Access Plan, has been approved by the Centers for Medicare and Medicaid Services to be a replacement for Original Medicare. The CIGNA Medicare Access Plan offers the same benefits as Original Medicare Parts A & B, as well as supplemental benefits, including annual physicals, emergency worldwide coverage and health and wellness programs.
Medicare Part D. CIGNA’s Medicare Part D prescription drug program, CIGNA Medicare Rx®, provides a number of plan options as well as service and information support to Medicare and Medicaid eligible members. CIGNA Medicare Rx is available in all 50 states and the District of Columbia.
Retail Pharmacies. CIGNA HealthCare operates 20 retail pharmacies, including on-site retail pharmacies for members to serve the needs of CIGNA HealthCare members.
CIGNA Onsite Health was formed in 2007. The Company operates onsite health centers at five CIGNA employee locations and expects to open several onsite health clinics at other employer locations during 2010. In addition, the Company has multiple health advocates at employer sites across the country. Onsite operations are projected to expand throughout 2010 and beyond.
Cost Containment Service. CIGNA administers cost containment programs with respect to health care services/supplies that are covered under benefit plans. These programs, which may involve contracted vendors, are intended to control health costs through the reduction of out-of-network utilization, the auditing of provider bills and recovery of overpayments from other insurance carriers or providers. CIGNA earns fees for providing or arranging these services.

Vision. CIGNA Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services. CIGNA’s national vision care network, which consists of over 48,000 providers in approximately 21,800 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers. Routine vision products are offered in conjunction with CIGNA HealthCare’s medical and dental product offerings.
Funding Arrangements
The segment’s health care products and services are offered through the following funding arrangements:
•	Guaranteed Cost;
•	Experience-rated (“Shared ReturnsSM”, including minimum premium funding arrangements); and
•	Administrative Services Only.
Guaranteed Cost. Under guaranteed cost funding arrangements, policyholders pay a fixed premium and CIGNA HealthCare bears the risk for claims and costs. The HMO product is offered only on a guaranteed cost basis.
Experience-rated (“Shared ReturnsSM”, including minimum premium). Under insurance policies using an experience-rated funding arrangement, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period. CIGNA HealthCare generally bears the risk if claims and expenses exceed this premium. If premiums exceed claims and expenses, any surplus amount is generally first used to offset prior deficits and otherwise generally returned to the policyholder. For additional discussion, see “Pricing, Reserves and Reinsurance” later within this section of the Form 10-K.
Under insurance policies using a minimum premium funding arrangement, instead of paying a fixed monthly premium, the group policyholder establishes and funds a bank account and authorizes the insurer to draw upon funds in the account to pay claims and other authorized expenses. The policyholder pays a significantly reduced monthly “residual” premium while the policy is in effect and a supplemental premium (to cover reserves for run-out claims and administrative expenses) upon termination. Minimum premium funding arrangements combine insurance protection with an element of self-funding. The policyholder is responsible for funding all claims up to a predetermined aggregate, maximum monthly amount, and CIGNA HealthCare bears the risk for claim costs incurred in excess of that amount. As with other experience-rated insurance products, CIGNA HealthCare may recover deficits from margins in future years if the policy is renewed.
Administrative Services Only. CIGNA HealthCare contracts with employers, unions and other groups sponsoring self-insured plans on an administrative services only (“ASO”) basis to administer claims and perform other plan related services. CIGNA HealthCare collects administrative service fees in exchange for providing these self-insured plans with access to CIGNA HealthCare’s applicable participating provider network and for providing other services and programs including: claim administration; quality management; utilization management; cost containment; health advocacy; 24-hour help line; 24/7 call center; case management; disease management; pharmacy benefit management; behavioral health care management services (through its provider networks); or any combination of these services. The self-insured plan sponsor is responsible for self-funding all claims, but may purchase stop-loss insurance from CIGNA HealthCare or other insurers for claims in excess of a predetermined amount, for either individuals (“specific”), the entire group (“aggregate”), or both.
In 2008, CIGNA purchased Great-West Healthcare, the healthcare division of Great-West Life & Annuity Insurance Company (“Great-West Healthcare”). See Note 3 to the Consolidated Financial Statements beginning on page 112 of this Form 10-K for details about this purchase.
Financial information, including premiums and fees, is presented in the Health Care section of the MD&A beginning on page 62 and in Note 22 to CIGNA’s Consolidated Financial Statements beginning on page 160 of this Form 10-K.

Service and Quality
CIGNA HealthCare operates 11 service centers that together processed approximately 122 million medical claims in 2009. Satisfying customers and members is a primary business objective and critical to the Company’s success. To further this objective, in 2009, the Company made its call centers available 24 hours a day, seven days a week. As of December 31, 2009, CIGNA operates six member service centers that members can call toll-free about their healthcare benefits, wellness programs and claims. CIGNA HealthCare customer service representatives are empowered to immediately resolve a wide range of issues to help members obtain the most from their benefit plans. In addition, a customer service representative can resolve a member’s issue. If an issue cannot be resolved informally, CIGNA HealthCare has a formal appeals process that can be initiated by telephone or in writing and involves two levels of internal review. For those matters not resolved by internal reviews, CIGNA HealthCare members are offered the option of a voluntary external review of claims. The CIGNA HealthCare formal appeals process addresses member inquiries and appeals concerning initial coverage determinations based on medical necessity and other benefits/coverage determinations. CIGNA HealthCare’s formal appeals process meets National Committee for Quality Assurance (“NCQA”), Employee Retirement Income Security Act of 1974 (“ERISA”), Utilization Review Accreditation Commission (“URAC”) and/or applicable state regulatory requirements.
CIGNA HealthCare’s commitment to promoting quality care and service to its members is reflected in a variety of activities including: credentialing medical providers and facilities that participate in CIGNA HealthCare’s managed care and PPO networks; developing the CIGNA CareSM specialist physician designation described below; and participating in initiatives that provide information to members to enable educated health care decision-making.
Participating Provider Network. CIGNA HealthCare has an extensive national network of participating health care providers which, as of December 31, 2009, consisted of approximately 5,400 hospitals and approximately 612,000 providers as well as other facilities, pharmacies and vendors of health care services and supplies (these hospital and provider counts exclude the impact of the Great-West Healthcare acquisition). As part of the purchase of Great-West Healthcare, CIGNA acquired the participating provider network of Great-West Healthcare. In many cases, the providers in the Great-West Healthcare network were already in the CIGNA HealthCare participating provider network, however, the acquisition has expanded and strengthened CIGNA HealthCare’s network in some regions of the country. CIGNA HealthCare continues to consolidate the network it acquired from Great-West Healthcare with its existing participating provider network.
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
CIGNA CareSM. CIGNA Care is a benefit design option available for CIGNA HealthCare administered plans in 57 service areas across the country. CIGNA Care is a subset of participating physicians in certain specialties who are designated as CIGNA Care physicians based on specific clinical quality and cost-efficiency selection criteria. Members pay reduced co-payments or co-insurance when they receive care from a specialist designated as a CIGNA Care provider. CIGNA participating specialists are evaluated annually for the CIGNA Care designation.
Provider Credentialing. CIGNA HealthCare credentials physicians, hospitals and other health care providers in its participating provider networks using quality criteria which meet or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most providers are re-credentialed every three years.
Health Plan Credentialing. CIGNA continues to demonstrate its commitment to quality and has expanded its scope of external validation of its quality programs through nationally recognized accreditation organizations. Each of CIGNA’s 23 HMO and POS plans that have undergone an accreditation review has earned Excellent or Commendable status from the NCQA, a private, nonprofit organization dedicated to improving health care quality. CIGNA’s PPO and Open Access Plus plans in all 50 states have full accreditation status from NCQA. In addition to achieving outstanding accreditation outcomes for its HMO, POS, PPO and OAP products, CIGNA’s provider transparency, wellness, utilization management, case management and demand management programs have been awarded the highest outcomes possible. From NCQA, CIGNA earned Physician & Hospital Quality Certification and Wellness and Health Promotion Accreditation. From URAC, an independent, nonprofit health care accrediting organization dedicated to promoting health care quality through accreditation, certification and commendation, CIGNA has full accreditation for Health Utilization Management, Case Management and Health Call Centers.

HEDIS® Measures. In addition, CIGNA HealthCare participates in NCQA’s Health Plan Employer Data and Information Set (“HEDIS®”) Quality Compass Report. HEDIS® Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs. CIGNA HealthCare’s national results compare favorably to industry averages.
Technology. CIGNA HealthCare understands the critical importance of information technology to the level of service the Company is able to provide to its members and to the continued growth of its health care business. The health care marketplace is evolving and the level of service that is acceptable to consumers today may not be acceptable tomorrow. Therefore, CIGNA HealthCare continues to strategically invest in its information technology infrastructure and capabilities including technology essential to fundamental claim administration and customer service, as well as tools and Internet-enabled technology that support CIGNA HealthCare’s focus on engaging members in health care decisions.
For example, CIGNA HealthCare has developed a range of member decision support tools including:
•	myCIGNA.com, CIGNA’s consumer Internet portal. The portal is personalized with each member’s CIGNA medical, dental and pharmacy plan information;
•	myCignaPlans.com, a website that allows prospective members to compare plan coverage and pricing options, before enrolling, based on a variety of factors. The application gives members information on the total health care cost to them and their employer;
•	Health Risk Assessment, an online interactive tool through which members can identify potential health risks and monitor their health status;
•	a number of interactive online cost and quality information tools that compare hospital quality and efficiency information, prescription drug choices and average price estimates and member-specific average out-of-pocket cost estimates for certain medical procedures; and
•	a special website designed for seniors that offers customized features as well as access to both the myCIGNA.com and cigna.com websites.
Pricing, Reserves and Reinsurance
Premiums and fees charged for HMO and most health insurance products and life insurance products are generally set in advance of the policy period and are typically guaranteed for one year (unless specified events occur, such as changes in benefits, significant changes in enrollment or laws affecting the coverage or costs). Premium rates for fully insured products are established either on a guaranteed cost basis or on a retrospectively experience-rated basis.
Charges to customers established on a guaranteed cost basis at the beginning of the policy period cannot be adjusted to reflect actual claim experience during the policy period. A guaranteed cost pricing methodology reflects assumptions about future claims, health care inflation (unit cost, location of delivery of care and utilization), effective medical cost management, expenses, credit risk, enrollment mix, investment returns, and profit margins. Claim and expense assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience. Generally, guaranteed cost groups are smaller and less statistically credible than retrospectively experience-rated groups. In addition, pricing for health care products that use networks of contracted providers reflects assumptions about the future claims impact on the reimbursement rates in the provider contracts. Premium rates may vary among accounts to reflect the anticipated contract mix, family size, industry, renewal date, and other cost-predictive factors. In some states, premium rates must be approved by the state insurance departments, and state laws may restrict or limit the use of rating methods.

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
CIGNA HealthCare contracts on an ASO basis with customers who fund their own claims. CIGNA HealthCare charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, CIGNA HealthCare provides performance guarantees associated with meeting certain service related and other performance standards. If these standards are not met, CIGNA HealthCare may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. CIGNA HealthCare establishes liabilities for estimated payouts associated with these guarantees. See Note 23 to the Consolidated Financial Statements beginning on page 163 of this Form 10-K for details about these guarantees.
In addition to paying current benefits and expenses under HMO and health insurance policies, CIGNA HealthCare establishes reserves for amounts estimated to fund reported claims not yet paid, as well as claims incurred, but not yet reported. Also, liabilities are established for estimated experience refunds based on the results of retrospectively experience-rated policies and applicable contract terms.
As of December 31, 2009, approximately $1.0 billion, or 59% of the reserves of CIGNA HealthCare’s operations comprised liabilities that are likely to be paid within one year, primarily for medical and dental claims, as well as certain group disability and life insurance claims. The reserve amount expected to be paid within one year includes $206 million recoverable from certain ASO customers and from minimum premium policyholders. The remaining reserves relate primarily to contracts that are short term in nature, but have long term payouts and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors and contractholder deposit funds.
CIGNA HealthCare credits interest on experience refund balances to retrospectively experience-rated policyholders through rates that are set by CIGNA HealthCare taking investment performance and market rates into consideration. Interest-crediting rates are set at CIGNA HealthCare’s discretion. Higher rates are credited to funds with longer expected payout terms reflecting the fact that higher yields are generally available on investments with longer maturities. For 2009, the rates of interest credited ranged from 2.25% to 4.0%, with a weighted average rate of approximately 2.7%.
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

Markets and Distribution
CIGNA HealthCare offers products in the following markets:
•	national accounts, which are multi-site employers generally with more than 5,000 employees;
•	middle market, which is generally defined as multi-site employers with more than 250 but fewer than 5,000 employees, and single-site employers with more than 250 employees;
•	“Select,” which generally includes employers with more than 50 but fewer than 250 employees;
•	small business, which generally includes employers with 2-50 employees;
•	individuals;
•	government, which includes employees in federal, state and local governments, primary and secondary schools, and colleges and universities;
•	Taft-Hartley plans, which includes members covered by union trust funds;
•	seniors, which focuses on the health care needs of individuals 50 years and older;
•	voluntary, which focuses on employers with hourly and part-time uninsured employees; and
•	emerging markets, which includes non-CIGNA HealthCare payors to which leased network and other services are offered.
To date, the national and middle markets have comprised a significant amount of CIGNA HealthCare’s business. With the acquisition of Great-West Healthcare, the “Select,” small business, and emerging markets now constitute a larger share of CIGNA HealthCare’s business than before the acquisition.
CIGNA HealthCare employs sales representatives to distribute its products and services through insurance brokers and insurance consultants or directly to employers. CIGNA HealthCare also employs representatives to sell utilization review services, managed behavioral health care and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2009, the field sales force for the products and services of this segment consisted of approximately 880 sales representatives in approximately 110 field locations.
Competition
CIGNA HealthCare’s business is subject to intense competition, and industry consolidation has created an even more competitive business environment. While no one competitor dominates the health care market, CIGNA HealthCare expects a continuing trend of consolidation in the industry given the current economic and political environment.
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

The principal competitive factors are: quality and cost-effectiveness of service and provider networks; effectiveness of medical care management; product responsiveness to the needs of customers and their employees; price; cost-containment services; technology; and effectiveness of marketing and sales. Financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” in Section K beginning on page 32 of this Form 10-K. CIGNA HealthCare believes that its health advocacy capabilities, integrated approach to consumer engagement, breadth of product offerings, clinical care and medical management capabilities and funding options are strategic competitive advantages. These advantages allow CIGNA HealthCare to respond to the diverse needs of its customer base. CIGNA HealthCare also believes that its focus on helping to improve the health, well-being and sense of security of its members will allow it to distinguish itself from its competitors.
CIGNA HealthCare’s principal competitors are:
•	other large insurance companies that provide group health and life insurance products;
•	Blue Cross and Blue Shield organizations;
•	stand-alone HMOs and PPOs;
•	third-party administrators;
•	HMOs affiliated with major insurance companies and hospitals; and
•	national managed pharmacy, behavioral health and utilization review services companies.
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
Industry Developments
Both state and federal lawmakers have supported a broad range of health care reform efforts. These efforts intensified in 2009 with major health care legislative proposals being considered in the U.S. Congress. The possible enactment of proposed reform legislation is uncertain but, if enacted, could affect the health care industry in general and CIGNA, specifically. To improve the United States’ (U.S.) healthcare system in a sustainable way, CIGNA believes that three fundamental issues need to be addressed; cost, quality and access. CIGNA is intensely committed to developing workable solutions for reforming the U.S. healthcare system and believes such solutions must first address the underlying drivers of health care costs. Through continued development and wider adoption of health advocacy programs, cost management and wellness initiatives, CIGNA believes the U.S. health care system can better provide all its citizens access to affordable quality healthcare. For more information concerning health care reform, see “Proposed Health Care Reform” in the Industry Developments and Other Matters section of the MD&A on page 79.

E. Disability and Life
CIGNA’s Disability and Life segment (“CIGNA Disability and Life”) provides the following insurance products and their related services: group long-term and short-term disability insurance, group life insurance, workers’ compensation and disability case management, and accident and specialty insurance. These products and services are provided by subsidiaries of CIGNA Corporation. CIGNA Disability and Life markets products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.
Principal Products and Services
Disability
CIGNA Disability and Life markets group long-term and short-term disability insurance products and services. These products and services generally provide a fixed level of income to replace a portion of wages lost because of disability. CIGNA Disability and Life also provides assistance to the employee in returning to work and assistance to the employer in managing the cost of employee disability. Group disability coverage is typically employer-paid or a combination of employer and employee-paid, but may also include coverage paid for entirely by employees.
CIGNA Disability and Life, through its Intracorp® subsidiary, also provides case management and related services to workers’ compensation insurers and employers who self-fund workers’ compensation and disability benefits.
CIGNA Disability and Life’s disability insurance products may be integrated with other disability benefit programs, behavioral programs, workers’ compensation, medical programs, social security advocacy, and leave of absence administration. CIGNA Disability and Life believes this integration provides customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. Coordinating the administration of CIGNA Disability and Life disability and CIGNA HealthCare’s medical programs may provide enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return to work rate. CIGNA Disability and Life has formalized an integrated approach to health and wellness through CIGNA’s Disability and Healthcare Connect® program. This program uses information from the CIGNA HealthCare and CIGNA Disability and Life databases to help identify, treat and manage disabilities before they become chronic, longer in duration and more costly. Proactive outreach from CIGNA Behavioral Health assists employees suffering from a mental health condition, either as a primary condition or as a result of another condition. CIGNA may receive fees for providing these integrated services to customers.
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
Approximately 8,200 insured disability policies covering approximately 5.1 million lives were outstanding as of December 31, 2009.
Life Insurance
Group life insurance products include group term life and group universal life. Group term life insurance may be employer-paid basic life insurance, employee-paid supplemental life insurance or a combination thereof.
CIGNA Disability and Life provides group universal life insurance to employers. Group universal life insurance is a voluntary life insurance product in which the owner may accumulate cash value. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed contracted rate, and may be borrowed, withdrawn, or, within certain limits, used to fund future life insurance coverage.
Approximately 4,300 group life insurance policies covering approximately 4.7 million lives were outstanding as of December 31, 2009.

Other Products and Services
CIGNA Disability and Life offers personal accident insurance coverage, which consists primarily of accidental death and dismemberment and travel accident insurance to employers. Group accident insurance may be employer-paid or employee-paid.
CIGNA Disability and Life also offers specialty insurance services that consist primarily of disability and life, accident, and medical insurance to professional associations, financial institutions, and participant organizations. Renewal rights to CIGNA’s block of student and participant accident insurance business were sold to an unaffiliated insurer during 2009.
Voluntary benefits are those paid by the employee and are offered at the employer’s worksite. CIGNA Disability and Life plans provide employers, among other services, flexible enrollment options, list billing, medical underwriting, and individual record keeping. CIGNA Disability and Life designed its voluntary offerings to offer employers a complete and simple way to manage their benefits, including personalized enrollment communication and administration of the benefits program.
Financial information, including premiums and fees, is presented in the Disability and Life section of the MD&A beginning on page 69 and in Note 22 to CIGNA’s Consolidated Financial Statements beginning on page 160 of this Form 10-K.
Pricing, Reserves and Reinsurance
CIGNA Disability and Life’s products and services are offered on a fully insured, experience-rated and ASO basis. Under fully insured arrangements, policyholders pay a fixed premium and CIGNA Disability and Life bears the risk for claims and costs. Under experience-rated funding arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period. CIGNA Disability and Life generally bears the risk if claims and expenses exceed this premium. If premiums exceed claims and expenses, any surplus amount is generally first used to offset prior deficits and is otherwise generally returned to the policyholder if surplus exceeds minimum contractual levels. With experience-rated insurance products, CIGNA Disability and Life may recover deficits from margins in future years if the policy is renewed. Under ASO arrangements, CIGNA Disability and Life contracts with groups sponsoring self-insured plans to administer claims and perform other plan related services in return for service fees. The self-insured plan sponsor is responsible for self funding all claims. The majority of CIGNA Disability and Life’s products and services are fully insured.
Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are generally guaranteed for one to three years and selectively guaranteed for up to five years, but policies can in most cases be subject to early termination by the policyholder or by the insurance company.
Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. Assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience, which varies by product.
Premiums for group universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder’s fund balance. Interest credited and mortality charges for group universal life, and mortality charges on group variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience. Mortality charges are subject to guaranteed maximum rates, based on standard mortality tables, which rates are stated in the policy.
In addition to paying current benefits and expenses, CIGNA Disability and Life establishes reserves in amounts estimated to be sufficient to pay reported claims not yet paid, as well as claims incurred but not yet reported. For liabilities with longer-term pay-out periods such as long-term disability, reserves represent the present value of future expected payments. CIGNA Disability and Life discounts these expected payments using assumptions for interest rates and the length of time over which claims are expected to be paid. The annual effective interest rate assumptions used in determining reserves for most of the long-term disability insurance business is 5% for claims that were incurred in 2009 and 4.75% for claims that were incurred in 2008. For group universal life insurance, CIGNA Disability and Life establishes reserves for deposits received and interest credited to the policyholder, less mortality and administrative charges assessed against the policyholder’s fund balance.

The profitability of this segment’s products depends on the adequacy of premiums charged and investment returns relative to claims and expenses. The effectiveness of return to work programs and mortality levels also impact the profitability of disability insurance products. CIGNA Disability and Life’s previous claim experience and industry data indicate a correlation between disability claim incidence levels and economic conditions, with submitted claims rising under adverse economic conditions, although the impact of the current adverse economic conditions is not clear. For life insurance products, the degree to which future experience deviates from mortality, morbidity and expense assumptions also affects profitability.
In order to reduce its exposure to large individual and catastrophic losses under group life, disability and accidental death policies, CIGNA Disability and Life purchases reinsurance from unaffiliated reinsurers.
Markets and Distribution
CIGNA Disability and Life markets the group insurance products and services described above to employers, employees, professional and other associations and groups. In marketing these products, CIGNA Disability and Life employs a sales force to target customers with 50 or more employees and the products and services of this segment are primarily distributed through insurance brokers and consultants, along with some direct sales. As of December 31, 2009, the field sales force for the products and services of this segment consisted of approximately 200 sales professionals in 27 office locations.
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
For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. For more information concerning insurance ratings, see “Ratings” in Section K beginning on page 32 of this Form 10-K.
The principal competitors of CIGNA’s group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products.
As of December 31, 2009, CIGNA is one of the top five providers of group disability, life and accident insurance in the United States, based on premiums.

Industry Developments and Strategic Initiatives
The group insurance market remains highly competitive as the rising cost of providing medical coverage to employees has forced companies to re-evaluate their overall employee benefit spending. Demographic shifts have further driven demand for products and services that are sufficiently flexible to meet the evolving needs of employers and employees who want innovative, cost-effective solutions to their insurance needs. Employers continue to shift towards greater employee participatory coverage and voluntary purchases.
Employers are also expressing a growing interest in employee wellness, absence management and productivity and recognizing a strong link between health, productivity and their profitability. CIGNA is well-positioned to offer employers programs that promote a healthy lifestyle, offer assistance in returning to work and integrate health care and disability programs. CIGNA believes it is well positioned to deliver integrated solutions that address these broad employer and employee needs. CIGNA also believes that its strong disability management portfolio and fully integrated programs provide employers and employees tools to improve health status. This focus on managing the employee’s total absence enables CIGNA to increase the number and likelihood of interventions and minimize disabling events.
The disability industry is under continuing review by regulators and legislators with respect to its offset practices regarding Social Security Disability Insurance (“SSDI”). The Company has received one Congressional inquiry and has responded to the information request. Also, at least one state has considered legislation that would restrict the use of such offset provisions in disability policies. The Company is also involved in related pending civil litigation. If the industry is forced to change its offset SSDI procedures, the practices and products for this segment could be significantly impacted.

F. International
CIGNA’s International segment (“CIGNA International”) offers life, accident and supplemental health insurance products as well as international health care products and services. These products and services are provided by subsidiaries of CIGNA Corporation, including foreign operating entities.
Principal Products and Services
Life, Accident and Supplemental Health Insurance
CIGNA International’s life, accident and supplemental health insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide a specified payment for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, dental, cancer and other dread disease coverages. Variable universal life insurance products are also included in the product portfolio. CIGNA International’s life, accident and supplemental health insurance products are offered in South Korea, Taiwan, the European Union, Hong Kong, Indonesia, China, New Zealand and Thailand.
International Health Care
CIGNA International’s health care businesses primarily consist of products and services to meet the needs of multinational companies and their expatriate employees and dependents. These benefits include medical, dental, vision, life, accidental death and dismemberment and disability products. The expatriate benefits products and services are offered through guaranteed cost, experience-rated, administrative services only, and minimum premium funding arrangements. For definitions of funding arrangements, see “Funding Arrangements” in Section D beginning on page 3 of this Form 10-K. The customers of CIGNA International’s expatriate benefits business are multinational companies and international organizations headquartered in the United States, Canada, Europe, the Middle East, Hong Kong, China and other international locations.
In addition, CIGNA International’s health care businesses include medical products, which are primarily provided through group benefits programs to local employees in the United Kingdom and Spain. These products include medical indemnity insurance coverage, with some offerings having managed care or administrative service aspects. These products generally provide an alternative or supplement to government provided national health care programs.
Financial information, including premiums and fees, is presented in the International section of the MD&A beginning on page 71 and in Note 22 to CIGNA’s Consolidated Financial Statements beginning on page 160 of this Form 10-K.
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
Premiums and fees for CIGNA International’s health care products reflect assumptions about future claims, expenses, membership demographics, investment returns, and profit margins. For products using networks of contracted providers, premiums reflect assumptions about the impact of provider contracts and utilization management on future claims. Most of the premium volume for the medical indemnity business is on a guaranteed cost basis. Other premiums are established on an experience-rated basis. Most contracts permit rate changes at least annually.
The profitability of health care products is dependent upon the accuracy of projections for health care inflation (unit cost, location of delivery of care, including currency of incurral and utilization), membership demographics, the adequacy of fees charged for administration and effective medical cost management.

In addition to paying current benefits and expenses, CIGNA International establishes reserves in amounts estimated to be sufficient to settle reported claims not yet paid, claims incurred but not yet reported as well as future amounts payable on experience-rated arrangements. Additionally, for some individual life insurance and supplemental health insurance products, CIGNA International establishes policy reserves which reflect the present value of expected future obligations less the present value of expected future premiums attributable to policyholder obligations. CIGNA International defers acquisition costs, such as commissions, telemarketing, direct response marketing and policy fulfillment costs, incurred in the sales of long-duration life, accident and supplemental health products. For most products, these costs are amortized in proportion to premium revenue recognized, which is impacted by customer retention. For variable universal life products, acquisition costs are amortized in proportion to expected gross profits.
CIGNA International reduces its exposure to large and/or multiple losses arising out of a single occurrence by purchasing reinsurance from unaffiliated reinsurers.
Markets and Distribution
CIGNA International’s life, accident and supplemental health insurance products are generally marketed through distribution partners with whom the individual insured has an affinity relationship. These products are sold primarily through direct marketing channels, such as outbound telemarketing and in-branch bancassurance. Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners. These affinity partners primarily include banks, credit card companies and other financial institutions. CIGNA International also distributes directly to consumers via direct response television and the Internet. CIGNA International’s life, accident and supplemental health insurance businesses are located in South Korea, Taiwan, the European Union, Hong Kong, Indonesia, China, New Zealand and Thailand.
CIGNA International’s health care products are distributed through independent brokers and consultants, select partners and CIGNA International’s own sales personnel. The customers of CIGNA International’s expatriate benefits business are multinational companies and international organizations headquartered in the United States, Canada, Europe, the Middle East, Hong Kong, China and other international locations. In addition, CIGNA International’s health care businesses include medical products, which are provided through group and individual benefits programs in the United Kingdom and Spain.
For CIGNA International’s life, accident and supplemental health insurance products, a significant portion of premiums are billed and collected through credit cards. A substantial contraction in consumer credit could impact CIGNA International’s ability to retain existing policies and sell new policies. A decline in customer retention would result in both a reduction of revenue and an acceleration of the amortization of acquisition related costs.
South Korea represents the single largest geographic market for CIGNA International’s businesses. In 2009, South Korea generated 29% of CIGNA International’s revenues and 49% of its segment earnings. For information on the concentration of risk with respect to CIGNA International’s business in South Korea, see “Other Items Affecting International Results” in the International section of the MD&A beginning on page 71 of this Form 10-K.
Competition
Competitive factors in CIGNA International’s life, accident and supplemental health and expatriate benefits businesses include product and distribution innovation and differentiation, efficient management of marketing processes and costs, commission levels paid to distribution partners, and quality of claims and customer services.
The principal competitive factors that affect CIGNA International’s health care businesses are underwriting and pricing, relative operating efficiency, relative effectiveness in network development and medical cost management, product innovation and differentiation, broker relations, and the quality of claims and customer service. In most overseas markets, perception of financial strength is also an important competitive factor.
For the life, accident and supplemental health insurance line of business, competitors are primarily locally based insurance companies, including insurance subsidiaries of banks primarily in Asia and Europe. However, insurance company competitors in this segment primarily focus on traditional product distribution through captive agents, with direct marketing being a secondary objective. CIGNA International estimates that it has less than 2% market share of the total life insurance premiums in any given market in which it operates.

With respect to the expatriate benefits business, CIGNA International is a market leader in the U.S. Its primary competitors include U.S.-based and European health insurance companies with global expatriate benefits operations. For the health care operations in the United Kingdom and Spain, the primary competitors are regional and local insurers, with CIGNA’s market share at less than 5% of the premiums of the total local health care market.
CIGNA International expects that the competitive environment will intensify as U.S. and Europe-based insurance and financial services providers pursue global expansion opportunities.
Industry Developments
Pressure on social health care systems and increased wealth and education in emerging markets is leading to higher demand for products providing health insurance and financial security. In the life, accident and supplemental health business, direct marketing is growing and attracting new competitors while industry consolidation among financial institutions and other affinity partners continues. Increased regulations requiring foreign workers to show proof of health insurance are creating opportunities for CIGNA International’s health care businesses. See “Risk Factors” beginning on page 35 of this Form 10-K for a discussion of risks related to CIGNA International.

G. Run-off Reinsurance
Principal Products and Services
Until 2000, CIGNA offered reinsurance coverage for part or all of the risks written by other insurance companies (or “ceding companies”) under life and annuity policies (both group and individual) and accident policies (workers’ compensation, personal accident, and catastrophe coverages). The products and services related to these operations were offered by subsidiaries of CIGNA Corporation.
In 2000, CIGNA sold its U.S. individual life, group life and accidental death reinsurance businesses. CIGNA placed its remaining reinsurance businesses (including its accident, international life, and annuity reinsurance businesses) into run-off as of June 1, 2000, and stopped underwriting new reinsurance business.
CIGNA’s exposures stem primarily from its annuity reinsurance business, including its reinsurance of guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) contracts. Additional exposures arise from its reinsurance of workers’ compensation and other personal accident and catastrophic risks.
Life and Annuity Policies
Guaranteed Minimum Death Benefit Contracts
CIGNA’s reinsurance segment reinsured GMDB (also known as variable annuity death benefits (“VADBe”)), under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. CIGNA has equity and other market exposures as a result of this product. The Company purchased retrocessional protection that covers approximately 5% of the assumed risks. The Company also maintains a dynamic hedge program (“GMDB equity hedge program”) to substantially reduce the equity market exposures relating to GMDB contracts by entering into exchange-traded futures contracts.
For additional information about GMDB contracts, see “Guaranteed Minimum Death Benefits” under Run-off Reinsurance section of the MD&A beginning on page 73 and Note 7 to CIGNA’s Consolidated Financial Statements beginning on page 117 of this Form 10-K.
Guaranteed Minimum Income Benefit Contracts
In certain circumstances where CIGNA’s reinsurance operations reinsured the GMDB, CIGNA also reinsured GMIB under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with minimum income and death benefits. All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. When annuitants elect to receive these minimum income benefits, CIGNA may be required to make payments which will vary based on changes in underlying mutual fund values and interest rates. CIGNA has retrocessional coverage for 55% of the exposures on these contracts, provided by two external reinsurers.
For additional information about GMIB contracts, see “Guaranteed Minimum Income Benefits” under Run-off Reinsurance section of the MD&A beginning on page 73 and Note 11 to CIGNA’s Consolidated Financial Statements beginning on page 132 of this Form 10-K.
Workers’ Compensation, Personal Accident and Catastrophe
CIGNA reinsured workers’ compensation and other personal accident and catastrophic risks in the London market and in the United States. CIGNA purchased retrocessional coverage in these markets to reduce the risk of loss on these contracts.

Markets and Distribution
These products under CIGNA’s Run-off Reinsurance segment were sold principally in North America and Europe through a small sales force and through intermediaries.
Prior to 2000, CIGNA also purchased reinsurance to reduce the risk of losses on contracts that it had written. CIGNA determines its net exposure for run-off reinsurance contracts by estimating the portion of its policy and claim reserves that it expects will be recovered from its reinsurers (or “retrocessionaires”) and reflecting these in its financial statements as Reinsurance Recoverables, or, with respect to GMIB contracts discussed above, as Other Assets.
Other Risks
For more information on policy and claim reserves see the Run-off Reinsurance section of the MD&A beginning on page 73, and Notes 8 and 11 to CIGNA’s Consolidated Financial Statements beginning on pages 121 and 132 respectively of this Form 10-K. For more information on the risk associated with Run-off Reinsurance, see the Risk Factors beginning on page 35 of this Form 10-K, and the Critical Accounting Estimates section of the MD&A beginning on page 55 of this Form 10-K.

H. Other Operations
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
The principal services provided by the COLI business are issuance and administration of the insurance policies (e.g., maintenance of records regarding cash values and death benefits, claims processing, etc.) as well as oversight of the investment management for separate account assets that support the variable universal life product.
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
Cash values on variable universal life policies vary directly with the performance of a specific pool of investments underlying the policy. A limited number of variable universal life policies guarantee that the realized investment performance for a quarter, excluding the impact of unrealized gains/losses and the impact of credit-related events, will not be negative.
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
Markets and Distribution
From 2004 to 2008, the Company was not actively marketing and distributing COLI products. In 2008, the Company decided to re-enter the market for COLI products, and is actively pursuing new COLI business.
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
Industry Developments and Strategic Initiatives
The legislative environment surrounding COLI has evolved considerably over the past decade, and there are ongoing discussions at the state and federal levels that have the potential to impact the policyholder’s tax treatment and/or administrative requirements. The Pension Protection Act of 2006 included provisions related to the notice requirements given to insured employees and limited coverage to certain more highly compensated employees. These changes were widely viewed as clarification of existing rules or industry best practices.
Sale of Individual Life Insurance & Annuity and Retirement Benefits Businesses
CIGNA sold its individual life insurance and annuity business in 1998 and its retirement benefits business in 2004. Portions of the gains from these sales were deferred because the principal agreements to sell these businesses were structured as reinsurance arrangements. The deferred portion relating to the remaining reinsurance is being recognized at the rate that earnings from the sold businesses would have been expected to emerge, primarily over 15 years on a declining basis.
Because the individual life and annuity business was sold in an indemnity reinsurance transaction, CIGNA is not relieved of primary liability for the reinsured business and had reinsurance recoverables totaling $4.4 billion as of December 31, 2009. Effective as of December 14, 2007, the purchaser placed a significant portion of the assets supporting the reserves for the purchased business into a trust for the benefit of CIGNA which qualifies to support CIGNA’s credit for the reinsurance ceded under Regulation 114 of the New York Department of Insurance. Trust assets are limited to cash, certificates of deposits in U.S. banks, and securities specified by section 1404 (a) of the New York insurance law and consist primarily of fixed maturities. At December 31, 2009, the value of the trust assets secured approximately 90% of the reinsurance recoverable. The remaining balance is currently unsecured. If Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York do not maintain a specified minimum credit or claims paying rating, these reinsurers are required to fully secure the outstanding balance. S&P has assigned each of these companies a rating of AA-.
CIGNA’s sale of its retirement benefits business primarily took the form of an arrangement under which CIGNA reinsured with the purchaser of the retirement business the general account contractholder liabilities under an indemnity reinsurance arrangement and the separate account liabilities under modified coinsurance and indemnity reinsurance arrangements. Since the sale of the retirement benefits business in 2004, the purchaser of that business has entered into agreements with certain insured party contractholders (“novation agreements”), which relieved CIGNA of any remaining contractual obligations to the contractholders. As a result, CIGNA reduced reinsurance recoverables, contractholder deposit funds, and separate account balances for these obligations.

The purchaser of the retirement benefits business deposited assets associated with the reinsurance of general account contracts into a trust (the “Ceded Business Trust”) to provide security to CIGNA for the related reinsurance recoverables. The purchaser is permitted to withdraw assets from the Ceded Business Trust equal to the reduction in CIGNA’s reserves whenever a reduction occurs. For example, reductions will occur when the purchaser enters into additional novation agreements and directly assumes liability to the insured party. Assets in the trust must be greater than or equal to general account statutory liabilities of the ceded business. Trust assets are limited to those types of investments that are permitted by the state of Connecticut for general account investing and consist primarily of fixed maturities. As of December 31, 2009, assets totaling $2.4 billion remained in the Ceded Business Trust, and the remaining reserves for the purchased business were $1.7 billion.
Settlement Annuity Business
CIGNA’s settlement annuity business is a run-off block of contracts. These contracts are primarily liability settlements with approximately 35% of the liabilities associated with payments that are guaranteed and not contingent on survivorship. In the case of the contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.
The settlement annuities business is premium deficient, meaning initial premiums were not sufficient to cover all claims and profit. Liabilities are estimates of the present value of benefits to be paid less the present value of investment income generated by the assets supporting the product including realized and unrealized capital gains. The Company estimates these liabilities based on assumptions for investment yields, mortality, and administrative expenses. Refer to Note 2 to CIGNA’s Consolidated Financial Statements beginning on page 103 of this Form 10-K for additional information regarding reserves for this business.
Other Risks
For more information, see the Other Operations section of the MD&A beginning on page 77 of this Form 10-K.

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
The Invested Assets comprise a majority of the combined assets of the Health Care, Disability and Life, Run-off Reinsurance and Other Operations segments (collectively, the “Domestic Portfolios”). There are, in addition, portfolios containing Invested Assets that consist of the assets of the International segment (collectively, the “International Portfolios”). Additionally, CIGNA subsidiaries or external managers manage Separate Account assets on behalf of contractholders. These assets are legally segregated from the Company’s other businesses and are not included in the General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders.
Net investment income and realized investment gains (losses) are not reported separately in the investment operations. Instead, net investment income is included as a component of earnings for each of CIGNA’s operating segments (Health Care, Disability and Life, Run-off Reinsurance, Other Operations and International) and Corporate, net of the expenses attributable to the investment operations. Realized investment gains (losses) are reported for each of CIGNA’s operating segments.
Assets Under Management
CIGNA’s Invested Assets under management at December 31, 2009 totaled $19.8 billion. See Schedule I to CIGNA’s 2009 Consolidated Financial Statements on page FS-3 of this Form 10-K for more information as to the allocation to types of investments.
As of December 31, 2009, CIGNA’s separate account funds consisted of:
•	$1.4 billion in separate account assets that are managed by the buyer of the retirement benefits business pursuant to reinsurance arrangements described in the Sales of Individual Life Insurance & Annuity and Retirement Benefits Businesses sections in Note 3 to the Consolidated Financial Statements beginning on page 112 of this Form 10-K;
•	$2.6 billion in separate account assets, which constitute a portion of the assets of the CIGNA Pension Plan; and
•	$3.3 billion in separate account assets, which primarily support certain corporate-owned life insurance, health care and disability and life products.
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
Fixed Maturities
CIGNA’s fixed maturities are 92% investment grade as determined by external rating agencies (for public investments) and by CIGNA (for private investments). These assets are well diversified by individual holding and industry sector. For information about below investment grade holdings, see the “Investment Assets” section of the MD&A beginning on page 87 of this Form 10-K.

Commercial Mortgages and Real Estate
Commercial mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratio, debt service coverage, cash flow, tenant quality, leasing, market, location and borrower’s financial strength. Such investments consist primarily of first mortgage loans on commercial properties and are diversified by property type, location and borrower. CIGNA invests primarily in commercial mortgages on fully completed and substantially leased commercial properties. Virtually all of CIGNA’s commercial mortgage loans are balloon payment loans, under which all or a substantial portion of the loan principal is due at the end of the loan term. CIGNA holds no direct residential mortgages. The weighted average loan-to-value ratio of the Company’s commercial mortgage loan portfolio, based on management’s annual valuation completed in the third quarter of 2009, was approximately 77% and the weighted average debt service coverage was approximately 1.5 times.
CIGNA enters into joint ventures with local partners to develop, lease, manage, and sell commercial real estate to maximize investment returns. CIGNA’s portfolio of real estate investments consists of properties under development and stabilized properties, and is diversified relative to property type and location. Additionally, CIGNA invests in third-party sponsored real estate funds to maximize investment returns and to maintain diversity with respect to its real estate related exposure.
CIGNA also could take possession of real estate through foreclosure of delinquent commercial mortgage loans. CIGNA rehabilitates, re-leases, and sells foreclosed properties, a process that usually takes from two to four years unless management considers a near-term sale preferable. As of December 31, 2009, CIGNA held $59 million of foreclosed properties.
Mezzanine and Private Equity Partnerships
CIGNA invests in limited partnership interests in partnerships formed and managed by seasoned, experienced fund managers with diverse mezzanine and private equity strategies.
Derivative Instruments
CIGNA generally uses derivative financial instruments to minimize its exposure to certain market risks. CIGNA has also written derivative instruments to minimize certain insurance customers’ market risks. In addition, to enhance investment returns, CIGNA may invest in indexed credit default swaps or other credit derivatives from time to time. However, as of December 31, 2009, CIGNA held no indexed credit default swaps or other credit derivatives. For information about CIGNA’s use of derivative financial instruments, see Note 13 to CIGNA’s 2009 Consolidated Financial Statements beginning on page 146 of this Form 10-K.
See also the “Investment Assets” section of the MD&A beginning on page 87, and Notes 1, 12, and 14 to the Consolidated Financial Statements beginning on pages 103, 141 and 149, respectively, of this Form 10-K for additional information about CIGNA’s investments.
Domestic Portfolios — Investment Strategy
As of December 31, 2009, the Domestic Portfolios had $18.3 billion in Invested Assets, allocated among fixed maturity investments (66%); commercial mortgage loan investments (19%); and policy loans, real estate investments, short-term investments and mezzanine and private equity partnership investments (15%).
CIGNA generally manages the characteristics of these assets to reflect the underlying characteristics of related insurance and contractholder liabilities and related capital requirements, as well as regulatory and tax considerations pertaining to those liabilities, and state investment laws. CIGNA’s domestic insurance and contractholder liabilities as of December 31, 2009, excluding liabilities of businesses sold through the use of reinsurance arrangements, were associated with the following products, and the Invested Assets are allocated proportionally as follows: other life and health, 51%; fully guaranteed annuity, 18%; and interest-sensitive life insurance, 31%.

While the businesses and products supported are described elsewhere in this Form 10-K, the Invested Assets supporting the insurance and contractholder liabilities of each of the Company’s segments are as follows:
•	assets supporting CIGNA’s Health Care segment are structured to emphasize investment income, and provide the necessary liquidity to meet cash flow requirements.
•	assets supporting CIGNA’s Disability and Life segment are also structured to emphasize investment income, and provide necessary liquidity to meet cash flow requirements. Invested Assets supporting longer-term group disability insurance benefits and group life waiver of premium benefits are generally managed to an aggregate duration similar to that of the related benefit cash flows.
•	assets supporting the Run-off Reinsurance segment with respect to reinsurance provided for guaranteed minimum death benefit contracts and guaranteed minimum income benefit contracts are structured to emphasize investment income, and provide the necessary liquidity to meet cash flow requirements. For information about CIGNA’s use of derivative financial instruments in the Run-off Reinsurance segment, see Notes 7 and 11 to CIGNA’s Consolidated Financial Statements beginning on pages 117 and 132 of this Form 10-K.
•	assets supporting CIGNA’s Other Operations segment are associated primarily with fully guaranteed annuities (primarily settlement annuities) and interest-sensitive life insurance (primarily corporate-owned life insurance products). Because settlement annuities generally do not permit withdrawal by policyholders prior to maturity, the amount and timing of future benefit cash flows can be reasonably estimated so funds supporting these products are invested in fixed income investments whose aggregate duration generally matches the cash flows of the related benefits. As of December 31, 2009, the duration of assets that supported these liabilities was approximately 11.2 years. Invested Assets supporting interest-sensitive life insurance products are primarily fixed income investments and policy loans. Fixed income investments emphasize investment yield while meeting the liquidity requirements of the related liabilities.
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
International Portfolios — Investment Strategy
As of December 31, 2009 the International Portfolios had $1.5 billion in Invested Assets, allocated among fixed maturity investments (93%), short-term investments (5%) and other investments (2%). The International Portfolios are primarily managed by external managers with whom CIGNA’s subsidiaries contract.
The characteristics of these assets are generally managed to reflect the underlying characteristics of related insurance and contractholder liabilities, as well as regulatory and tax considerations in the countries where CIGNA’s subsidiaries operate. CIGNA International’s Invested Assets are generally invested in the currency of related liabilities, typically the currency in which the subsidiaries operate and with an aggregate duration generally matching the duration of insurance liabilities and surplus. CIGNA’s investment policy allows the investment of subsidiary assets in U.S. dollars to the extent permitted by applicable regulation. CIGNA International’s Invested Assets as of December 31, 2009 were held primarily in support of statutory surplus and liabilities associated with the life, accident and supplemental health and healthcare products described in Section F on page 17 of this Form 10-K.

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
Regulatory agencies conduct routine and targeted market conduct examinations of CIGNA’s insurance and HMO subsidiaries to assess compliance with applicable laws and regulations. Other types of regulatory oversight predominantly as to CIGNA and its subsidiaries’ products and services are described below.
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
Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 23 to CIGNA’s Consolidated Financial Statements beginning on page 163 of this Form 10-K.
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
In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2009, CIGNA’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.
Effective December 31, 2009 the Company’s principal life insurance subsidiary, Connecticut General Life Insurance Company (“CGLIC”), implemented the NAIC’s Actuarial Guideline XLIII (also known as AG 43 or VACARVM), which is applicable to CGLIC’s statutory reserves for GMDB and GMIB contracts totaling $1.6 billion as of December 31, 2009. As provided under this guidance, CGLIC received approval from the State of Connecticut to grade-in the full effect of the guideline over a 3-year period. Accordingly, upon implementation at December 31, 2009, statutory surplus for CGLIC was reduced by $40 million. If the guidance had been fully implemented at December 31, 2009, statutory surplus would have been reduced by $110 million. Management does not anticipate that this implementation will have a material impact on the amount of dividends expected to be paid by CGLIC to the parent company in 2010. This implementation has no impact on measurement of the Company’s results of operations or financial condition as determined under GAAP.
Holding Company Laws
CIGNA’s domestic insurance companies and certain of its HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.
Marketing, Advertising, and Products
In most states, CIGNA’s insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. CIGNA’s insurance companies and HMO subsidiaries are also required in most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products. State and/or federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their administration, may result in increased regulation. Product offerings, such as the CIGNA limited benefits plans issued by the Star HRG business acquired in July 2006, attracted increased regulatory scrutiny in 2009.

Licensing Requirements
Pharmacy Licensure Laws
Certain CIGNA subsidiaries are pharmacies, which dispense prescription drugs to participants of benefit plans administered or insured by CIGNA subsidiary HMOs and insurance companies. These pharmacy-subsidiaries are subject to state licensing requirements and regulation.
International Licensure Laws
CIGNA International subsidiaries are often required to be licensed when entering new markets or starting new operations in certain jurisdictions. The licensure requirements for these CIGNA subsidiaries vary by country and are subject to change.
Claim Administration, Utilization Review and Related Services
Certain CIGNA subsidiaries contract for the provision of claim administration, utilization management and other related services with respect to the administration of self-insured benefit plans. These CIGNA subsidiaries may be subject to state third-party administration and other licensing requirements and regulation.
Federal Regulations
Employee Retirement Income Security Act
CIGNA subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by ERISA. CIGNA subsidiaries may be subject to requirements imposed by ERISA on plan fiduciaries and parties in interest, including regulations affecting claim and appeals procedures for health, dental, disability, life and accident plans.
Medicare Regulations
Several CIGNA subsidiaries engage in businesses that are subject to federal Medicare regulations such as:
•	those offering individual and group Medicare Advantage (HMO) coverage in Arizona;
•	contractual arrangements with the federal government for the processing of certain Medicare claims and other administrative services; and
•	those offering Medicare Pharmacy (Part D) and Medicare Advantage Private Fee For Service products that are subject to federal Medicare regulations.
Several CIGNA subsidiaries are also subject to reporting requirements pursuant to Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007.
Federal Audits of Government Sponsored Health Care Programs
Participation in government sponsored health care programs subjects CIGNA to a variety of federal laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to CIGNA providing the relevant services under audit. These risks may include reimbursement claims as well as potential fines and penalties. For example, the federal government requires Medicare and Medicaid providers to file detailed cost reports for health care services provided. These reports may be audited in subsequent years. CIGNA HMOs that contract to provide community-rated coverage to participants in the Federal Employees Health Benefit Plan may be required to reimburse the federal government if, following an audit, it is determined that a federal employee group did not receive the benefit of a discount offered by a CIGNA HMO to one of the two groups closest in size to the federal employee group. See “Health Care” in Section D beginning on page 3 of this Form 10-K for additional information about CIGNA’s participation in government health-related programs.

Health Insurance Portability and Accountability Act Regulations
The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) impose several different requirements on health insurers, HMOs, health plans, health care providers and clearinghouses. Health insurers and HMOs are further subject to regulations related to guaranteed issuance (for groups with 50 or fewer lives), guaranteed renewal, and portability of health insurance.
HIPAA also imposes minimum standards for health plans, health insurers, health care providers and their vendors to safeguard the privacy and security of individually identifiable or protected health information (“PHI”). In 2009, HIPAA’s privacy and security requirements were expanded by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) which enhanced penalties for HIPAA violations and required regulated entities to provide notice of breaches of unsecured PHI. CIGNA has a project team addressing the provisions of HITECH.
HIPAA also establishes rules to standardize the format and content of certain electronic transactions, including but not limited to, eligibility and claims. In 2008, federal regulations were issued requiring entities subject to HIPAA to update their transaction formats for electronic data interchange from the current HIPAA 4010 standards to new HIPAA 5010 standards. CIGNA has launched a project to migrate to the required HIPAA 5010 standards by the January 1, 2012 effective date. Regulations were also issued in 2008 requiring a conversion from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code set. Implementation of the HIPAA 5010 standards is necessary to support the IDC-10 code set. CIGNA has initiated a project to deliver ICD-10 capabilities by the October 1, 2013 effective date.
Antitrust Regulations
CIGNA subsidiaries are also engaged in activities that may be scrutinized under federal and state antitrust laws and regulations. These activities include the administration of strategic alliances with competitors, information sharing with competitors and provider contracting.
Anti-Money Laundering Regulations
Certain CIGNA products (“Covered Products” as defined in the Bank Secrecy Act) are subject to U.S. Department of the Treasury anti-money laundering regulations. CIGNA has implemented anti-money laundering policies designed to ensure that its Covered Products are underwritten and sold in compliance with these regulations.
Investment-Related Regulations
Depending upon their nature, CIGNA’s investment management activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment related activities. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.
Regulatory and Legislative Developments
The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the federal Departments of Labor and Justice, as well as the courts. In the growing area of consumer-driven plans, health savings accounts, health reimbursement accounts and flexible spending accounts are also regulated by the U.S. Department of the Treasury and the Internal Revenue Service. For information on Regulatory and Industry Developments, see page 79 in the MD&A and Note 23 to CIGNA’s Consolidated Financial Statements beginning on page 163 of this Form 10-K.
Federal and state regulation and legislation may affect CIGNA’s operations in a variety of ways. In addition to proposals discussed above related to increased regulation of the health care industry, other proposed measures that may significantly affect CIGNA’s operations include the expansion of the government’s role in the health care arena and alternative assessments and tax increases specific to the health care insurance industry or health care insurance products as part of federal health care reform initiatives, as well as other modifications of the Medicare program, and employee benefit regulation.
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
As of February 25, 2010, the insurance financial strength ratings for CIGNA subsidiaries, CGLIC and Life Insurance Company of North America (“LINA”) were as follows:

	CGLIC	LINA
	Insurance	Insurance
	Ratings(1)	Ratings(1)

A.M. Best	A (“Excellent,” 3rd of 16)	A (“Excellent,” 3rd of 16)

Moody’s	A2 (“Good,” 6th of 21)	A2 (“Good,” 6th of 21)

S&P	A (“Strong,” 6th of 21)	(Not Rated)

Fitch	A (“Strong,” 6th of 24)	A (“Strong,” 6th of 24)

(1)	Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CGLIC’s rating by A.M. Best is the 3rd highest rating awarded in its scale of 16).

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
As of February 25, 2010, the debt ratings assigned to CIGNA Corporation by the following agencies were as follows:
Debt Ratings(1)
CIGNA CORPORATION

Commercial
	Senior Debt	Paper
Moody’s	Baa2 (“Adequate,” 9th of 21)	P2 (“Strong,” 2nd of 4)
S&P	BBB (“Adequate,” 9th of 22)	A2 (“Good,” 3rd of 7)
Fitch	BBB (“Good,” 9th of 24)	F2 (“Moderately Strong,” 3rd of 7)

(1)	Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the applicable agency’s rating scale.
CIGNA is committed to maintaining appropriate levels of capital in its subsidiaries to support financial strength ratings that meet customers’ expectations, and to improving the earnings of the health care business. Lower ratings at the parent company level increase the cost to borrow funds. Lower ratings of CGLIC and LINA could adversely affect new sales and retention of current business.

L. Miscellaneous
CIGNA and its principal subsidiaries are not dependent on business from one or a few customers. No customer accounted for 10% or more of CIGNA’s consolidated revenues in 2009. CIGNA and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, CIGNA’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.
CIGNA had approximately 29,300, 30,300, and 26,600 employees as of December 31, 2009, 2008 and 2007, respectively.

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
Future performance of CIGNA’s business will depend on the Company’s ability to execute on its strategic and operational initiatives effectively.
The future performance of CIGNA’s business will depend in large part on CIGNA’s ability to execute effectively and implement its growth strategy. These strategic and operational initiatives include (1) growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals.
Successful execution of these strategic and operational initiatives depends on a number of factors including:
•	differentiating CIGNA’s products and services from those of its competitors by leveraging its health advocacy capabilities and other strengths in targeted markets, geographies and buyer segments;
•	developing and introducing new products or programs, because of the inherent risks and uncertainties associated with product development, particularly in response to government regulation or the increased focus on consumer directed products;
•	identifying and introducing the proper mix or integration of products that will be accepted by the marketplace;
•	attracting and retaining sufficient numbers of qualified employees;
•	effectively managing balance sheet exposures;
•	improving medical cost competitiveness in targeted markets; and
•	further reducing CIGNA HealthCare’s operating expenses.
If these initiatives fail or are not executed effectively, it could harm the Company’s consolidated financial position and results of operations. For example, if not managed effectively, the plan to reduce operating expenses could cut necessary resources and the Company’s talent pool and, consequently, could have long-term effects on the business by decreasing or slowing improvements in its products and limiting its ability to retain or hire key personnel.
If CIGNA does not adequately invest in and effectively execute on improvements in its information technology infrastructure and improve its functionality, it will not be able to deliver the services required in the evolving marketplace at a competitive cost.
CIGNA’s success in executing on its consumer engagement strategy depends on the Company’s continued improvements to its information technology infrastructure and customer service offerings. The marketplace is evolving and the level of service that is acceptable to customers today will not necessarily be acceptable tomorrow. The Company must continue to invest in long-term solutions that will enable it to meet customer expectations. CIGNA’s success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support the Company’s business processes in a cost-efficient and resource-efficient manner. CIGNA also must develop new systems to meet the current market standard and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. System development projects are long term in nature, may be more costly than expected to complete and may not deliver the expected benefits upon completion.

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
If CIGNA were unable to maintain the security of any sensitive data residing on the Company’s systems, whether due to its own actions or those of any vendors, CIGNA’s reputation would be adversely affected and the Company could be exposed to litigation or other actions, fines or penalties.
If CIGNA fails to manage successfully its outsourcing projects and key vendors, CIGNA’s business could be disrupted.
CIGNA takes steps to monitor and regulate the performance of independent third parties who provide services or to whom the Company delegates selected functions. These third parties include information technology system providers, independent practice associations, call center and claim service providers and specialty service providers.
Arrangements with key vendors may make CIGNA’s operations vulnerable if third parties fail to satisfy their obligations to the Company, including their obligations to maintain and protect the security and confidentiality of the Company’s information and data, as a result of their performance, changes in their own operations, financial condition, or other matters outside of CIGNA’s control. In addition, to the extent CIGNA outsources selected services or selected functions to third parties in foreign jurisdictions, the Company could be exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, additional costs associated with complying with foreign laws and fluctuations in currency values. Further, CIGNA may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships it enters into with key vendors, which could result in substantial costs or other operational or financial problems for the Company. Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.
In 2006, CIGNA entered into an agreement with IBM pursuant to which IBM operates certain software applications and significant portions of CIGNA’s information technology infrastructure, including the provision of services relating to its call center application, enterprise content management, risk-based capital analytical infrastructure and voice and data communications network. The 2006 contract with IBM includes several service level agreements, or SLAs, related to issues such as performance and job disruption with significant financial penalties if these SLAs are not met. However, the Company may not be adequately indemnified against all possible losses through the terms and conditions of the agreement and the fees paid could be a subject of dispute between the parties. In addition, some of CIGNA’s termination rights are contingent upon payment of a fee, which may be significant. If CIGNA’s relationship with IBM is abruptly terminated, the Company’s customers may experience disruption of service.

Sustained or significant deterioration in economic conditions could significantly impact the Company’s customers.
The Company is exposed to risks associated with the potential financial instability of its customers, many of which could be adversely affected by volatile conditions in the financial markets. Customers could experience cash flow problems and other financial difficulties in times of a sustained or significant deterioration in the economy. As a result, they may modify, delay or cancel plans to purchase the Company’s products, may make changes in the mix of products purchased that are unfavorable to the Company, or may be forced to reduce their workforces. Specifically, higher unemployment rates as a result of a prolonged economic downturn has lead and may continue to lead to lower enrollment in the Company’s employer group plans, lower enrollment in our non-employer individual plans and a higher number of employees opting out of CIGNA’s employer group plans. The adverse economic conditions could also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, the economic downturn could negatively impact the Company’s employer group renewal prospects and our ability to increase premiums and could result in cancellation of products and services by customers. This could also result in increased unemployment and an increase in the number of claims submitted. All of these developments could lead to a decrease in CIGNA’s membership levels and premium and fee revenues. Further, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.
A downgrade in the financial strength ratings of CIGNA’s insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in CIGNA’s debt ratings would increase the cost of borrowed funds and affect ability to access capital.
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
A description of CIGNA Corporation ratings, other subsidiary ratings, as well as more information on these ratings, is included in “Ratings” in Section K beginning on page 32 of this Form 10-K.
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
As part of its Run-off Reinsurance business, CIGNA reinsured a guaranteed minimum death benefit under certain variable annuities issued by other insurance companies. CIGNA maintains a hedge program to reduce equity market risks related to these contracts by selling domestic and foreign-denominated exchange-traded futures contracts. The purpose of this program is to reduce the adverse effects of potential future domestic and international stock market declines on CIGNA’s liabilities for these contracts. Under the program, increases in liabilities under the annuity contracts from a declining equity market are offset by gains on the futures contracts. However, the program will not perfectly offset the change in the liability in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders. The impact of this mismatch may be higher in periods of significant volatility and may result in higher losses to the Company. In addition, the number of futures contracts used in the program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result. Further, CIGNA could have difficulty in entering into appropriate futures contracts. See “Run-off Reinsurance” in Section G beginning on page 20 of this Form 10-K for more information on the program.
Actual experience could differ significantly from CIGNA’s assumptions used in estimating CIGNA’s liabilities for reinsurance contracts covering guaranteed minimum death benefits or minimum income benefits.
CIGNA estimates reserves for guaranteed minimum death benefit and minimum income benefit exposures based on assumptions regarding lapse, partial surrender, mortality, interest rates, volatility, reinsurance recoverables, and, for minimum income benefit exposures, annuity income election rates. These estimates are currently based on CIGNA’s experience and future expectations. CIGNA monitors actual experience to update these reserve estimates as necessary. CIGNA regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. In addition, the Company could have losses attributable to its inability to recover amounts from retrocessionaires. See Notes 7 and 11 to CIGNA’s Consolidated Financial Statements beginning on pages 117 and 132, respectively of this Form 10-K, for more information on assumptions used for the Company’s guaranteed minimum death benefit and minimum income benefit exposures.
Significant stock market declines could result in larger net liabilities for guaranteed minimum death benefit contracts or for guaranteed minimum income benefit contracts, the recognition of additional pension obligations and increased funding for those obligations, and increased pension plan expenses.
The Company calculates a provision for expected future partial surrenders as part of the liability for guaranteed minimum death benefit contracts. As equity markets decline, the amount of guaranteed death benefit exposure increases and the equity hedge program is designed to offset the corresponding change in the liability. If a contractholder withdraws substantially all of its mutual fund investments, the liability increases reflecting the lower assumed future premiums, the lower likelihood of lapsation, and the lower likelihood of account values recovering sufficiently to reduce death benefit exposure in future periods. These effects are not covered by the Company’s equity hedge program. Thus if equity markets decline, the provision for expected future partial surrenders increases and there is no corresponding offset from the hedge program. As equity markets decline, the claim amounts that the Company expects to pay out for the guaranteed minimum income benefit business increases resulting in increased net liabilities and related losses.
CIGNA currently has unfunded obligations in its frozen pension plan. A significant decline in the value of the plan’s equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which could increase CIGNA’s expenses and reduce the cash available to CIGNA, including its subsidiaries. See Note 10 to CIGNA’s Consolidated Financial Statements beginning on page 126 of this Form 10-K for more information on the Company’s obligations under the pension plan.

Significant changes in market interest rates affect the value of CIGNA’s financial instruments that promise a fixed return or benefit and the value of particular assets and liabilities.
As an insurer, CIGNA has substantial investment assets that support insurance and contractholder deposit liabilities. Generally low levels of interest rates on investments, such as those experienced in United States financial markets during recent years, have negatively impacted the level of investment income earned by the Company in recent periods, and such lower levels of investment income would continue if these lower interest rates were to continue.
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
The Company is also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with the Company’s pension and other post-retirement obligations. Sustained declines in interest rates could have an adverse impact on the funded status of the Company’s pension plans and the Company’s re-investment yield on new investments.
Changes in interest rates may also impact the discount rate and expected long-term rate of return assumptions associated with the Company’s guaranteed minimum death benefit liabilities. Significant, sustained declines in interest rates could cause the Company to reduce these long-term assumptions, resulting in increased liabilities.
In addition, changes in interest rates impact the assumed market returns and the discount rate used in the fair value calculations for the Company’s liabilities for guaranteed minimum income benefits. Significant interest rate declines could significantly increase the Company’s liabilities for these contracts.
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
The Financial Accounting Standards Board, the Securities and Exchange Commission, and other regulatory bodies may issue new accounting standards or pronouncements, or changes in the interpretation of existing standards or pronouncements, from time to time, which could have a significant effect on CIGNA’s reported results of operations and financial condition.
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
Court decisions and legislative activity may increase CIGNA’s exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. CIGNA currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be sufficient to cover the entire damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. It is possible that the resolution of one or more of the legal matters and claims described in this risk factor could result in losses material to CIGNA’s consolidated results of operations, liquidity or financial condition.

A description of material legal actions and other legal matters in which CIGNA is currently involved is included under “Legal Proceedings” in Item 3 beginning on page 44, Note 23 to CIGNA’s Consolidated Financial Statements beginning on page 163 of this Form 10-K and “Regulation” in Section J beginning on page 28. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur. CIGNA believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.
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
For further information on regulatory matters relating to CIGNA, see “Regulation” in Section J beginning on page 28 and “Legal Proceedings” in Item 3 beginning on page 44 of this Form 10-K.
CIGNA operates a pharmacy benefit management business, primary care clinics and a staff model HMO, which are subject to a number of risks and uncertainties, in addition to those CIGNA faces with its health care business.
CIGNA’s pharmacy benefit management business is subject to federal and state regulation, including federal and state anti-remuneration laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies.
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
The Company employs physicians, nurse practitioners, nurses and other health care professionals at onsite low acuity and primary care clinics it operates for the Company’s customers (as well as certain clinics for Company employees). The Company also owns and operates medical facilities in the Phoenix, Arizona metropolitan area, including multispecialty health care centers, outpatient surgery and urgent care centers, low acuity clinics, laboratory, pharmacy and other operations that employ primary care as well as specialty care physicians and other types of health care professionals. As a direct employer of health care professionals and as an operator of primary and low-acuity care clinics and other types of medical facilities, the Company is subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of its employees. Even if any claims brought against the Company were unsuccessful or without merit, it would have to defend against such claims. The defense of any such actions may be time-consuming and costly, and may distract management’s attention. As a result, CIGNA may incur significant expenses and the Company’s financial results could be adversely affected.

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
In addition, significant merger and acquisition activity has occurred in the health care industry giving rise to speculation and uncertainty regarding the status of companies, which potentially can affect marketing efforts and public perception. Consolidation may make it more difficult for the Company to retain or increase customers, to improve the terms on which CIGNA does business with its suppliers, or to maintain its competitive position or increase profitability. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite increasing medical costs. For example, the Gramm-Leach-Bliley Act gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors with significant financial resources in the insurance and health benefits fields.
If CIGNA does not compete effectively in its markets, if CIGNA sets rates too high in highly competitive markets to keep or increase its market share, if membership does not increase as it expects, or if it declines, or if CIGNA loses accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience, CIGNA’s product margins and growth could be adversely affected.
CIGNA’s profitability depends, in part, on its ability to accurately predict and control future health care costs through underwriting criteria, provider contracting, utilization management and product design. Premiums in the health care business are generally fixed for one-year periods. Accordingly, future cost increases in excess of medical cost projections reflected in pricing cannot generally be recovered in the current contract year through higher premiums. Although CIGNA bases the premiums it charges on its estimate of future health care costs over the fixed premium period, actual costs may exceed what was estimated and reflected in premiums. Factors that may cause actual costs to exceed premiums include: medical cost inflation; higher than expected utilization of medical services; the introduction of new or costly treatments and technology; and membership mix.
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
The health care industry in general, and CIGNA specifically, are subject to negative publicity, which can arise either from perceptions regarding the industry or CIGNA’s business practices or products. This risk may be increased as CIGNA offers new products, such as products with limited benefits or an integrated line of products targeted at market segments beyond those in which CIGNA traditionally has operated. Negative publicity may adversely affect the CIGNA brand and its ability to market its products and services, which could reduce the number of enrollees in CIGNA’s health benefits programs.
Large-scale public health epidemics, bio-terrorist activity, natural disasters or other extreme events could cause CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and in severe circumstances, could cause operational disruption.
If widespread public health epidemics such as an influenza pandemic, bio-terrorist or other attack, or catastrophic natural disaster were to occur, CIGNA’s covered medical and disability expenses, pharmacy costs and mortality experience could rise significantly, depending on the government’s actions and the responsiveness of public health agencies and insurers. In addition, depending on the severity of the situation, a widespread outbreak could curtail economic activity in general, and CIGNA’s operations in particular, which could result in operational and financial disruption to CIGNA. Such disruption could, among other things, impact the timeliness of claims and revenue.

CIGNA’s business depends on the uninterrupted operation of its systems and business functions, including information technology and other business systems.
CIGNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted fashion, its necessary business functions, such as: claims processing and payment; internet support and customer call centers; and the processing of new and renewal business. A power outage, pandemic, or failure of one or more of information technology, telecommunications or other systems could cause slower system response times resulting in claims not being processed as quickly as clients desire, decreased levels of client service and client satisfaction, and harm to CIGNA’s reputation. In addition, because CIGNA’s information technology and telecommunications systems interface with and depend on third-party systems, CIGNA could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of CIGNA’s ability to pay claims in a timely manner, provide customer service, write and process new and renewal business, or perform other necessary corporate functions. This could result in a materially adverse effect on CIGNA’s business results and liquidity.
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
Global market, economic and geopolitical conditions may cause fluctuations in equity market prices, interest rates and credit spreads which could impact the Company’s ability to raise or deploy capital as well as affect the Company’s overall liquidity.
If the capital markets and credit market experience extreme volatility and disruption, there could be downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Extreme disruption in the credit markets could adversely impact the Company’s availability and cost of credit in the future. In addition, unpredictable or unstable market conditions could result in reduced opportunities to find suitable opportunities to raise capital.
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
CIGNA acquired Great-West Healthcare with the expectation that the acquisition will result in various benefits, including, among others, a broader distribution and provider network in certain geographic areas, an expanded range of health benefits and products, cost savings, increased profitability of the acquired business by improving its total medical cost position, and achievement of operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether CIGNA integrates Great-West Healthcare in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could limit CIGNA’s ability to grow membership, particularly in the “Select” market, result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy.
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
Failure of CIGNA’s prevention, detection or control systems related to regulatory compliance and compliance with CIGNA’s internal policies, including data systems security and unethical conduct by managers and employees, could adversely affect CIGNA’s reputation and also expose it to litigation and other proceedings, fines and penalties. Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to us and other participants are complex and subject to change. Although the Company believes its compliance efforts are adequate, ongoing vigorous law enforcement and the highly technical regulatory scheme mean that its compliance efforts in this area will continue to require significant resources.
In addition, provider or member fraud that is not prevented or detected could impact CIGNA’s medical costs or those of its self-insured customers. Further, during an economic downturn, CIGNA’s segments, including HealthCare, Disability and Life and International, may see increased fraudulent claims volume which may lead to additional cost because of an increase in disputed claims and litigation.
The Company’s international operations face political, legal, operational, regulatory, economic and other risks that present unique challenges and could negatively affect those operations or our long-term growth.
The Company’s international operations face political, legal, operational, regulatory, economic and other risks, including government intervention and censorship that the Company does not face in its domestic operations. CIGNA International faces the risk of discriminatory regulation, nationalization or expropriation of assets, price controls or other pricing issues and exchange controls or other restrictions that prevent it from transferring funds from these operations out of the countries in which it operates or converting local currencies that CIGNA International holds into U.S. dollars or other currencies. Additionally, foreign currency exchange rates and fluctuations may have an impact on the future costs or on future sales and cash flows from the Company’s international operations, and any measures that it may implement to reduce the effect of volatile currencies and other risks of its international operations may not be effective. Some of CIGNA’s foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. In addition, CIGNA International relies on local sales forces for some of its operations in these countries and may encounter labor problems and less flexible employee relationships which can be difficult and expensive to terminate. In some countries, CIGNA International voluntarily operates or is required to operate with local business partners with the resulting risk of managing partner relationships to the business objectives.
The Company is currently planning to expand its international operations in markets where it currently operates and in targeted new markets. This may require considerable management time before any significant revenues and earnings are generated.
International operations also require the Company to devote significant management resources to implement its controls and systems in new markets, to comply with the U.S. anti-bribery and anti-corruption as well as anti-money laundering provisions and similar laws in local jurisdictions and to overcome logistical and other challenges based on differing languages, cultures and time zones.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
CIGNA’s headquarters, including staff support operations, along with CIGNA Disability and Life Insurance, the domestic office of CIGNA International, and portions of CIGNA HealthCare, are located in approximately 460,000 square feet of leased office space at Two Liberty Place, 1601 Chestnut Street, Philadelphia, Pennsylvania. CIGNA HealthCare is located in approximately 825,000 square feet of owned office space in the Wilde Building, located at 900 Cottage Grove Road, Bloomfield, Connecticut. In addition, CIGNA owns or leases office buildings, or parts thereof, throughout the United States and in other countries. CIGNA believes its properties are adequate and suitable for its business as presently conducted. For additional information concerning leases and property, see Notes 2 and 21 to CIGNA’s Consolidated Financial Statements beginning on pages 103 and 159 of this Form 10-K. This paragraph does not include information on investment properties.

Item 3.	LEGAL PROCEEDINGS
The information contained under “Litigation and Other Legal Matters” in Note 23 to CIGNA’s 2009 Financial Statements which begins on page 163 of this Form 10-K, is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Registrant
All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.
WILLIAM L. ATWELL, 59, President of CIGNA International beginning September 2008; Managing Director of Atwell and Associates, LLC from January 2006 until August 2008; and Executive Vice President of The Charles Schwab Corporation from August 2000 to December 2005.
DAVID M. CORDANI, 44, Chief Executive Officer of CIGNA beginning December 2009; President of CIGNA beginning June 2008; Chief Operating Officer of CIGNA from June 2008 until December 2009; President, CIGNA HealthCare from July 2005 until June 2008; Senior Vice President, Customer Segments & Marketing, CIGNA HealthCare from July 2004 until July 2005; Senior Vice President and Chief Financial Officer, CIGNA HealthCare, from September 2002 until July 2004; and a Director of CIGNA since October 2009.
ANNMARIE T. HAGAN, 49, Executive Vice President and Chief Financial Officer of CIGNA beginning May 2009; Vice President, Chief Accounting Officer and Controller of CIGNA from July 2008 until May 2009; and Vice President and Chief Accounting Officer of CIGNA from March 2003 until July 2008.
MATTHEW G. MANDERS, 48, President, CIGNA, US Service, Clinical and Specialty beginning January 2010; President, CIGNA HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010; Customer Segments from July 2006 until June 2009; and President, CIGNA HealthCare, Middle Market Segment from August 2004 until July 2006.
JOHN M. MURABITO, 51, Executive Vice President of CIGNA beginning August 2003, with responsibility for Human Resources and Services.
CAROL ANN PETREN, 57, Executive Vice President and General Counsel of CIGNA beginning May 2006, and Senior Vice President and Deputy General Counsel of MCI from August 2003 until March 2006.
MICHAEL WOELLER, 57, Executive Vice President and Chief Information Officer of CIGNA beginning October 2007; Vice Chairman and Senior Vice President and Chief Information Officer, Canadian Imperial Bank of Commerce from April 2000 until October 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information under the caption “Quarterly Financial Data—Stock and Dividend Data” appears on page 169 and the number of shareholders of record as of December 31, 2009 appears under the caption “Highlights” on page 47 of this Form 10-K. CIGNA’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI.”
Issuer Purchases of Equity Securities
The following table provides information about CIGNA’s share repurchase activity for the quarter ended December 31, 2009:

Issuer Purchases of Equity Securities
				Approximate dollar value of
	Total # of		Total # of shares	shares that may yet be
	shares		purchased	purchased
	purchased	Average price	as part of publicly	as part of publicly announced
Period	(1)	paid per share	announced program (2)	program (3)
October 1-31, 2009	220	$28.83	0	$448,919,605
November 1-30, 2009	1,879	$30.38	0	$448,919,605
December 1-31, 2009	959	$32.91	0	$448,919,605

Total	3,058	$31.06	0	N/A

(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 220 shares in October, 1,879 shares in November, and 959 shares in December.

(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time, generally without public announcement. Remaining authorization under the program was $449 million as of December 31, 2009 and February 25, 2010.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.	SELECTED FINANCIAL DATA
Highlights

(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
Revenues
Premiums and fees and other revenues	$16,161	$17,004	$15,376	$13,987	$14,449
Net investment income	1,014	1,063	1,114	1,195	1,358
Mail order pharmacy revenues	1,282	1,204	1,118	1,145	883
Realized investment gains (losses)	(43)	(170)	16	219	(6)

Total revenues	$18,414	$19,101	$17,624	$16,546	$16,684

Results of Operations:
Health Care	$731	$664	$679	$653	$688
Disability and Life	284	273	254	226	227
International	183	182	176	138	109
Run-off Reinsurance	185	(646)	(11)	(14)	(64)
Other Operations	86	87	109	106	339
Corporate	(142)	(162)	(97)	(95)	(12)
Realized investment gains (losses), net of taxes and noncontrolling interest	(26)	(110)	10	145	(11)

Shareholders’ income from continuing operations	1,301	288	1,120	1,159	1,276
Income from continuing operations attributable to noncontrolling interest	3	2	3	—	1

Income from continuing operations	1,304	290	1,123	1,159	1,277
Income (loss) from discontinued operations, net of taxes	1	4	(5)	(4)	349

Net income	$1,305	$294	$1,118	$1,155	$1,626

Shareholders’ income per share from continuing operations:
Basic	$4.75	$1.04	$3.91	$3.46	$3.30
Diluted	$4.73	$1.03	$3.86	$3.43	$3.26
Shareholders’ net income per share:
Basic	$4.75	$1.05	$3.89	$3.45	$4.20
Diluted	$4.73	$1.05	$3.84	$3.42	$4.15
Common dividends declared per share	$0.04	$0.04	$0.04	$0.03	$0.03
Total assets	$43,013	$41,406	$40,065	$42,399	$44,893
Long-term debt	$2,436	$2,090	$1,790	$1,294	$1,338
Shareholders’ equity	$5,417	$3,592	$4,748	$4,330	$5,360
Per share	$19.75	$13.25	$16.98	$14.63	$14.74
Common shares outstanding (in thousands)	274,257	271,036	279,588	98,654	121,191
Shareholders of record	8,888	9,014	8,696	9,117	9,440
Employees	29,300	30,300	26,600	27,100	28,000
Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) updated earnings per share guidance. Prior year amounts have been restated. See Note 4 to the Consolidated Financial Statements for additional information.
Effective January 1, 2009, the Company adopted the FASB’s updated guidance on accounting for noncontrolling interests. Prior years’ net income, income from continuing operations, and revenues have been restated. See Note 2(B) to the Consolidated Financial Statements for additional information.
On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. For additional information, see the Health Care section of the Management’s Discussion and Analysis beginning on page 62 of this Form 10-K.
In 2008, the Company recorded significant charges related to the guaranteed minimum income benefits and guaranteed minimum death benefits businesses as well as an after-tax litigation charge of $52 million in Corporate related to the CIGNA pension plan. For additional information, see the Run-off Reinsurance section of the Management’s Discussion and Analysis beginning on page 73 and Note 23 to the Consolidated Financial Statements.
During 2007, CIGNA completed a three-for-one stock split of CIGNA’s common shares. Per share figures for 2006 and 2005 reflect the stock split.
Pro forma common shares outstanding, calculated as if the stock split had occurred at the beginning of the prior periods, were as follows: 295,963 in 2006 and 363,573 in 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (the “Company”) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2010”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 95 of this Form 10-K. The forward-looking statements contained in this filing represent management’s estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to prior period amounts to conform to the presentation of 2009 amounts. In addition, certain amounts have been restated as a result of the adoption of new accounting pronouncements. See Note 2 to the Consolidated Financial Statements for additional information.
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

Ongoing Operations
The Company’s ability to increase revenue, shareholders’ net income and operating cash flows from ongoing operations is directly related to progress on the execution of its strategic initiatives, the success of which is measured by certain key factors, including the Company’s ability to:
•	profitably price products and services at competitive levels that reflect emerging experience;
•	maintain and grow its customer base;
•	cross sell its various health and related benefit products;
•	invest available cash at attractive rates of return for appropriate durations;
•	reduce other operating expenses in the Health Care segment; and
•	effectively deploy capital.
Strategy
As a global health service organization, CIGNA’s mission remains focused on helping the people it serves improve their health, well-being and sense of security. CIGNA’s long-term growth strategy is based on: (1) growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals.
CIGNA expects to focus on the following areas it believes represent the markets or areas with the most potential for profitable growth:
•	In the Health Care segment, the Company is concentrating on: (1) further enhancing its geographic focus in the middle market in order to create geographic density; (2) growing the “Select” market, which generally includes employers with more than 50 but fewer than 250 employees, by leveraging the Company’s customer knowledge, differentiated service model, product portfolio and distribution model; and (3) engaging those national account employers who share and will benefit from the Company’s value proposition of using health advocacy and employee engagement to increase productivity, performance and the health outcomes of their employees.
•	In the Disability and Life segment, CIGNA’s strategy is to grow its Disability business by fully leveraging the key components of its industry-leading disability management model to reduce medical costs for its clients and return their employees to work sooner through: (1) early claim notification and outreach, (2) a full suite of clinical and return-to-work resources, and (3) specialized case management services.
•	In the International segment, the Company is targeting growth through: (1) product and channel expansion in its life, accident and health business in key Asian geographies, (2) the introduction of new expatriate benefits products, and (3) further geographic expansion.
The Company plans to improve its strategic and financial flexibility by driving further reductions in its Health Care operating expenses, improving its medical cost competitiveness in targeted markets and effectively managing balance sheet exposures.
Also, in connection with CIGNA’s long-term business strategy, the Company remains committed to health advocacy as a means of creating sustainable solutions for employers, improving the health of the individuals that the Company serves, and lowering the costs of health care for all constituencies.

Run-off Operations
Effectively managing the various exposures of its run-off operations is important to the Company’s ongoing profitability, operating cash flows and available capital. The results are influenced by a range of economic factors, especially movements in equity markets and interest rates. In order to substantially reduce the impact of equity market movements on the liability for guaranteed minimum death benefits (“GMDB”, also known as “VADBe”), the Company operates an equity hedge program. The Company actively monitors the performance of the hedge program, and evaluates the cost/benefit of hedging other risks. Results are also influenced by behavioral factors, including future partial surrender election rates for GMDB contracts, annuity election rates for guaranteed minimum income benefits (“GMIB”) contracts, annuitant lapse rates, as well as the collection of amounts recoverable from retrocessionaires. The Company actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted. The Company also performs regular audits of ceding companies to ensure that premiums received and claims paid properly reflect the underlying risks, and to maximize the probability of subsequent collection of claims from retrocessionaires. Finally, the Company monitors the financial strength and credit standing of the retrocessionaires and establishes or collects collateral when warranted.
Summary
The Company’s overall results are influenced by a range of economic and other factors, especially:
•	cost trends and inflation for medical and related services;
•	utilization patterns of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment both domestically and internationally, including efforts to reform the U.S. health care system;
•	interest rates, equity market returns, foreign currency fluctuations and credit market volatility, including the availability and cost of credit in the future; and
•	federal, state and international regulation.
The Company regularly monitors the trends impacting operating results from the above mentioned key factors to appropriately respond to economic and other factors affecting its operations. The Company’s ability to achieve its financial objectives is dependent upon its ability to effectively execute on its strategy and to appropriately respond to emerging economic, industry and company-specific trends. See the Health Care section of the MD&A beginning on page 62 of this Form 10-K for further discussion on the Company’s plans to execute on its strategic initiatives.
Acquisition of Great-West Healthcare
On April 1, 2008, the Company acquired the Healthcare division of Great-West Life and Annuity, Inc. (“Great-West Healthcare” or the “acquired business”). See Note 3 to the Consolidated Financial Statements for additional information.

Initiatives to Lower Operating Expenses
As part of its strategy, the Company has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers and to reduce costs.
During 2008 and 2009, the Company conducted a comprehensive review to reduce the operating expenses of its ongoing businesses (“cost reduction program”). As a result, the Company recognized severance-related and real estate charges in other operating expenses.
Severance charges in 2008 and 2009 resulted from reductions of approximately 2,350 positions in the Company’s workforce.
Cost reduction activity for 2008 and 2009 was as follows:

Pre-tax (In millions)	Severance	Real estate	Total
Fourth quarter 2008 charge (balance carried to January 1, 2009)	$44	$11	$55

Second quarter	14	—	14
Third quarter	10	—	10
Fourth quarter	20	—	20

Subtotal — 2009 charges	44	—	44
Less: Payments	55	3	58

Balance, December 31, 2009	$33	$8	$41

The Health Care segment recorded $37 million pre-tax ($24 million after-tax) of the 2009 charges and $44 million pre-tax ($27 million after-tax) of the 2008 charge. The remainder of the 2009 and 2008 charges were reported as follows: Disability and Life: $5 million pre-tax ($4 million after-tax) in 2009 and $3 million pre-tax ($2 million after-tax) in 2008; and International: $2 million pre-tax ($1 million after-tax) in 2009 and $8 million pre-tax ($6 million after-tax) in 2008.
Substantially all severance is expected to be paid by the end of 2010. Upon completion of the job eliminations, the Company expects annualized after-tax savings from this cost reduction program to be approximately $130 million in 2011 and beyond. A portion of the savings was realized in 2009 while most is expected to be realized in 2010.

CONSOLIDATED RESULTS OF OPERATIONS
The Company measures the financial results of its segments using “segment earnings (loss)”, which is defined as shareholders’ income (loss) from continuing operations before after-tax realized investment results. Adjusted income from operations is defined as consolidated segment earnings (loss) excluding special items (defined below) and the results of the GMIB business. Adjusted income from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the Company’s businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, which is shareholders’ income from continuing operations.
Summarized below is a reconciliation between shareholders’ income from continuing operations and adjusted income from operations.

(In millions)
Financial Summary	2009	2008	2007
Premiums and fees	$16,041	$16,253	$15,008
Net investment income	1,014	1,063	1,114
Mail order pharmacy revenues	1,282	1,204	1,118
Other revenues	120	751	368
Realized investment gains (losses)	(43)	(170)	16

Total revenues	18,414	19,101	17,624
Benefits and expenses	16,516	18,719	15,990

Income from continuing operations before taxes	1,898	382	1,634
Income taxes	594	92	511

Income from continuing operations	1,304	290	1,123
Less: income from continuing operations attributable to noncontrolling interest	3	2	3

Shareholders’ income from continuing operations	1,301	288	1,120
Less: realized investment gains (losses), net of taxes	(26)	(110)	10

Segment earnings	1,327	398	1,110
Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax):
Charge on adoption of fair value measurements for GMIB contracts	—	(131)	—
Results of GMIB business excluding charge on adoption	209	(306)	(91)
Special items (after-tax):
Curtailment gain (See Note 10 to the Consolidated Financial Statements)	30	—	—
Cost reduction charges (See Note 6 to the Consolidated Financial Statements)	(29)	(35)	—
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	20	—	23
Charges related to litigation matters (See Note 23 to the Consolidated Financial Statements)	—	(76)	—

Adjusted income from operations	$1,097	$946	$1,178

Summarized below is adjusted income from operations by segment:

(In millions)
Adjusted Income (Loss) From Operations	2009	2008	2007
Health Care	$729	$715	$679
Disability and Life	279	275	248
International	182	188	174
Run-off Reinsurance	(24)	(209)	80
Other Operations	85	87	104
Corporate	(154)	(110)	(107)

Total	$1,097	$946	$1,178

Overview of 2009 Consolidated Results of Operations
Shareholders’ income from continuing operations for the year ended December 31, 2009 was significantly higher than 2008, reflecting improved adjusted income from operations, as explained below, as well as the following:
•	substantially improved results in the GMIB business due to improved equity market conditions and generally higher interest rates;
•	improved realized investment results, also reflecting better market conditions during 2009; and
•	the favorable year over year impact of the following special items as noted in the above table: completion of the IRS examination; the curtailment gain on the pension plan; and the absence of litigation charges in 2009.
Adjusted income from operations increased 16% in 2009 compared with 2008, primarily reflecting significantly improved results in the Run-off Reinsurance segment due to a lower amount of reserve strengthening for the GMDB business in 2009 compared with 2008. This result was primarily due to improved equity market conditions in 2009. Also, in the aggregate, adjusted income from operations from the Company’s ongoing operating segments (Health Care, Disability and Life, and International) improved slightly in 2009 over 2008. These favorable effects were partially offset by higher unallocated costs (including interest) reported in Corporate.
Overview of 2008 Consolidated Results of Operations
Shareholders’ income from continuing operations for the year ended December 31, 2008 declined significantly compared with 2007, reflecting lower adjusted income from operations as explained below, as well as the following:
•	higher losses in the GMIB business, reflecting the deterioration in the financial markets in 2008 and the effect of adopting new fair value guidance;
•	significant net realized investment losses primarily due to impairments caused largely by the deterioration in the financial markets. These losses were partially offset by gains on the sale of real estate; and
•	special charges for litigation and cost reduction matters discussed below.
Adjusted income from operations decreased 20% in 2008 compared with 2007 due to losses in the GMDB business resulting from the adverse equity market conditions in 2008, partially offset by higher earnings in each of the Company’s ongoing operating segments.
Special Items and GMIB
Management does not believe that the special items noted in the table above are representative of the Company’s underlying results of operations. Accordingly, the Company excluded these special items from adjusted income from operations in order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and shareholders’ income from continuing operations.
Special items for 2009 included a curtailment gain resulting from the decision to freeze the pension plan (see Note 10 to the Consolidated Financial Statements for additional information), cost reduction charges related to the previously announced 2008 cost reduction program (see the Introduction section of the MD&A beginning on page 48 of this Form 10-K), and benefits resulting from the completion of the 2005 and 2006 IRS examinations (see Note 19 to the Consolidated Financial Statements for additional information).
Special items for 2008 included a cost reduction charge related to the previously announced 2008 cost reduction program (see the Introduction section of the MD&A beginning on page 48 of this Form 10-K), a litigation matter related to the CIGNA Pension Plan (see Note 23 to the Consolidated Financial Statements for additional information) reported in Corporate and charges related to certain other litigation matters, which are reported in the Health Care segment.
The special item for 2007 consisted of previously unrecognized tax benefits resulting from the completion of the IRS examination for the 2003 and 2004 tax years.
The Company also excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable. See the Critical Accounting Estimates section of the MD&A beginning on page 55 of this Form 10-K for more information on the effect of capital market assumption changes on shareholders’ net income. Because of this volatility, and since the GMIB business is in run-off, management does not believe that its results are meaningful in assessing underlying results of operations.

Outlook for 2010
The Company expects 2010 adjusted income from operations to be comparable to or slightly higher than 2009. Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. This outlook includes an assumption that GMDB (also known as “VADBe”) results will be approximately break-even for full-year 2010, reflective of the Company’s view that the long-term reserve assumptions are appropriate and assumes that capital markets remain stable during the year. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2010 however they may include potential adjustments associated with cost reduction, litigation, and tax-related items.
The Company’s outlook for 2010 is subject to the factors cited in the Cautionary Statement beginning on page 95 of this Form 10-K and the sensitivities discussed in the Critical Accounting Estimates section of the MD&A beginning on page 55 of this Form 10-K. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.
Revenues
Total revenues decreased by 4% in 2009, compared with 2008, and increased by 8% in 2008 compared with 2007. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees decreased by 1% in 2009, compared with 2008, reflecting membership declines in Health Care resulting from higher unemployment and the unfavorable effect of foreign currency translation in International, offset by the absence of premium and fees from the acquired business in the first quarter of 2008 since this business was acquired April 1, 2008.
Premiums and fees increased by 8% in 2008, compared with 2007 reflecting the impact of the acquired business, growth in the Disability and Life segment, as well as growth and rate increases in the International segment. See segment reporting discussions for additional details.
Net Investment Income
Net investment income decreased by 5% in 2009, compared with 2008, primarily due to lower income from real estate funds and security partnerships, unfavorable foreign exchange rates and lower investment yields partially offset by higher invested assets.
Net investment income decreased by 5% in 2008, compared with 2007, primarily due to lower yields driven by declines in short-term interest rates, commercial mortgage pre-payment fees, and income from security partnerships.
Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased by 6% in 2009, compared with 2008, primarily due to rate increases and by 8% in 2008, compared with 2007 due to increased script volume and rate increases.
Other Revenues
Other revenues include the impact of futures contracts associated with the GMDB equity hedge program. In 2009, the Company reported losses of $282 million associated with the GMDB equity hedge program, compared with gains of $333 million in 2008. The losses in 2009 primarily reflected increases in stock market values, while the gains in 2008 primarily reflected declines in stock market values. Excluding the impact of the futures contracts associated with the GMDB equity hedge program, Other revenues decreased 4% in 2009, compared with 2008, primarily reflecting declines in amortization of deferred gains on the sales of the retirement benefits and individual life insurance and annuity businesses.
Excluding the impact of the futures contracts associated with the GMDB equity hedge program, Other revenues increased 5% in 2008, compared with 2007, primarily reflecting the impact of the acquired business. In 2008, the Company reported a gain of $333 million associated with the GMDB equity hedge program, compared with a loss of $32 million in 2007.

Realized Investment Results
Realized investment results in 2009 were significantly improved compared to 2008 primarily due to:
•	lower asset write-downs on fixed maturities largely reflecting improved market conditions;
•	gains on sales of fixed maturities and equities in 2009 compared with losses in 2008; and
•	gains on hybrid securities in 2009 compared with losses in 2008 (changes in fair value for these securities are reported in realized investment results).
These favorable effects were partially offset by higher impairments of investments in real estate entities and commercial mortgage loans in 2009 due to the impact of the continued weak economic environment on the commercial real estate market and the absence of significant gains on the sales of real estate ventures reported during 2008.
Realized investment results in 2008 were lower than in 2007, primarily due to higher losses associated with asset write-downs and increases in valuation allowances primarily due to higher interest rates and credit losses resulting from adverse economic conditions during 2008. In addition, the Company had higher losses on sales of fixed maturities and equity securities. These losses were partially offset by higher gains on sales of real estate investments held in joint ventures.
See Note 14 to the Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING ESTIMATES
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in the consolidated financial statements. Management considers an accounting estimate to be critical if:
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
Future policy benefits — Guaranteed minimum death benefits (“GMDB” also known as “VADBe”)

These liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. The amounts to be paid represent the excess of the guaranteed death benefit over the values of contractholders’ accounts. The death benefit coverage in force at December 31, 2009 (representing the amount payable if all of approximately 590,000 contractholders had submitted death claims as of that date) was approximately $7 billion.

Liabilities for future policy benefits for these contracts as of December 31 were as follows (in millions):

•     2009 — $1,285
•     2008 — $1,609
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

Interest rates include both (a) the mean investment performance assumption, and (b) the liability discount rate assumption. The mean investment performance for underlying equity mutual funds considers the Company’s GMDB equity hedge program which reflects the average short-term interest rate to be earned over the life of the program. The mean investment performance for underlying fixed income mutual funds considers the expected market return over the life of the contracts.	Current assumptions used to estimate these liabilities are detailed in Note 7 to the Consolidated Financial Statements. Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur, the approximate after-tax decrease in shareholders’ net income would be as follows:

•     5% increase in mortality rates — $30 million
•     10% decrease in lapse rates — $25 million
•     10% increase in election rates for future partial surrenders — $5 million
•     50 basis point decrease in interest rates:
•     Mean Investment Performance — $20 million
•     Discount Rate — $25 million
•     10% increase in volatility — $20 million

As of December 31, 2009, if contractholder account values invested in underlying equity mutual funds declined by 10% due to equity market performance, the after-tax decrease in shareholders’ net income resulting from an increase in the provision for partial surrenders would be approximately $10 million.

As of December 31, 2009, if contractholder account values invested in underlying bond/money market mutual funds declined by 2% due to bond/money market performance, the after-tax decrease in shareholders’ net income resulting from an increase in the provision for partial surrenders and an increase in unhedged exposure would be approximately $10 million.

The amounts would be reflected in the Run-off Reinsurance segment.

Volatility refers to the degree of variation of future market returns of the underlying mutual fund investments.

Health Care medical claims payable

Medical claims payable for the Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

Liabilities for medical claims payable as of December 31 were as follows (in millions):

•     2009 — gross $921; net $715
•     2008 — gross $924; net $713

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

The Company’s estimate of the liability for medical claims incurred but not yet reported is primarily calculated using historical claim payment patterns and expected medical cost trends. The Company analyzes the historical claim payment patterns by comparing the dates claims were incurred, generally the dates services were provided, to the dates claims were paid to determine “completion factors”, which are a measure of the time to process claims. A completion factor is calculated for each month of incurred claims. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the ultimate liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data.	For the year ended December 31, 2009, actual experience differed from the Company’s key assumptions, resulting in $43 million of favorable incurred claims related to prior years’ medical claims payable or 0.6% of the current year incurred claims as reported for the year ended December 31, 2008. For the year ended December 31, 2008, actual experience differed from the Company’s key assumptions, resulting in $60 million of favorable incurred claims related to prior years’ medical claims, or 0.9% of the current year incurred claims reported for the year ended December 31, 2007. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The corresponding impact of favorable prior year development on net income was not material for the year ended December 31, 2009. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in shareholders’ net income.

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

Because historical trend factors are often not representative of current claim trends, the trend experienced for the most recent history along with an analysis of emerging trends, have been taken into consideration in establishing the liability for medical claims payable at December 31, 2009 and 2008. It is possible that the actual medical trend for the current period will develop differently from the expected, which could have a material impact on the Company’s medical claims payable and net income.

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
Accounts payable, accrued expenses and other liabilities, and Other assets —
      Guaranteed minimum income benefits (“GMIB”)

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

As discussed in Note 2(B) to the Consolidated Financial Statements, the Company implemented new guidance for fair value measurements on January 1, 2008. At adoption, the Company was required to change certain assumptions to reflect those that it believes a hypothetical market participant would use to determine an exit price. As a result, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax).

Liabilities related to these contracts as of December 31, were as follows (in millions):

•     2009 — $903
•     2008 — $1,757

As of December 31, estimated amounts receivable related to these contracts from two external reinsurers, were as follows (in millions):

•     2009 — $482
•     2008 — $953
The Company considers the various assumptions used to estimate the fair values of assets and liabilities associated with these contracts in two categories: 1) capital market inputs; and 2) future annuitant behavior and other assumptions.

Capital market inputs include market returns and discount rates, claim interest rates and market volatility. This group of assumptions is largely based on market-observable inputs.

Interest rates include (a) market returns, (b) the liability discount rate assumption and (c) the projected interest rates used to calculate the reinsured income benefit at the time of annuitization (claim interest rate).

Volatility refers to the degree of variation of future market returns of the underlying mutual fund investments.

The second group of assumptions consists of future annuitant behavior and other inputs, and includes annuity election rates, lapse, mortality, nonperformance risk (for both the Company and its retrocessionnaires), and a risk and profit charge. This group of assumptions is based on the Company’s experience, industry data, and management’s judgment.

Annuity election rates refer to the proportion of annuitants who elect to receive their income benefit as an annuity.

Lapse refers to the full surrender of an annuity prior to annuitization of the policy.

Nonperformance risk refers to the market’s perception that either the Company will not fulfill its GMIB liability (own credit) or the Company will not collect on its GMIB retrocessional coverage (reinsurer credit risk).

Risk and profit charge refers to the amount that a hypothetical market participant would include in the valuation to cover the uncertainty of outcomes and the desired return on capital.	Current assumptions used to estimate these liabilities are detailed in Note 11 to the Consolidated Financial Statements. The Company’s results of operations are expected to be volatile in future periods because most capital market assumptions will be based largely on market-observable inputs at the close of each period including interest rates and market implied volatilities.

Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur, the approximate after-tax decrease in shareholders’ net income, net of estimated amounts receivable from reinsurers, would be as follows:

•     50 basis point decrease in interest rates (which are aligned with LIBOR) used for projecting market returns and discounting — $15 million
•     50 basis point decrease in interest rates used for projecting claim exposure (7-year Treasury rates) — $25 million
•     20% increase in implied market volatility — $5 million
•     5% decrease in mortality — $1 million
•     10% increase in annuity election rates — $5 million
•     10% decrease in lapse rates — $5 million
•     10% increase to the risk and profit charge — $3 million

Market declines which reduce annuitants’ account values expose the Company to higher potential claims which results in a larger net liability. If annuitants’ account values invested in underlying equity mutual funds as of December 31, 2009 declined by 10% due to equity market performance, the approximate after-tax decrease in shareholders’ net income, net of estimated amounts receivable from reinsurers, would be approximately $20 million. If annuitants’ account values invested in underlying bond/money market/mutual funds as of December 31, 2009 declined by 2% due to bond/money market performance, the approximate after-tax decrease in shareholders’ net income, net of estimated amounts receivable from reinsurers, would be approximately $2 million.

If credit default swap spreads used to evaluate the nonperformance risk of the Company were to narrow or the credit rating of its principal life insurance subsidiary were to improve, it would cause a decrease in the discount rate of the GMIB liability, resulting in an unfavorable impact to earnings. If the discount rate decreased by 25 bps due to this, the approximate after-tax decrease in shareholders’ net income would be approximately $10 million.

Balance Sheet Caption /
Nature of Critical Accounting Estimate	Assumptions / Approach Used	Effect if Different Assumptions Used
If credit default swap spreads used to evaluate the nonperformance risk of the Company’s GMIB retrocessionnaires were to widen or the retrocessionnaires’ credit ratings were to weaken, it would cause an increase in the discount rate of the GMIB asset, resulting in an unfavorable impact to earnings. If the discount rate increased by 25 bps due to this, the approximate after-tax decrease in shareholders’ net income would be approximately $5 million.

All of these estimated impacts due to unfavorable changes in assumptions could vary from quarter to quarter depending on actual reserve levels, the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.

The amounts would be reflected in the Run-off Reinsurance segment in GMIB expense.

Reinsurance recoverables — Reinsurance recoverables in Run-off Reinsurance

Collectability of reinsurance recoverables requires an assessment of risks that such amounts will not be collected, including risks associated with reinsurer default and disputes with reinsurers regarding applicable coverage.

Gross and net reinsurance recoverables in the Run-off Reinsurance segment as of December 31, were as follows (in millions):
The amount of reinsurance recoverables in the Run-off Reinsurance segment, net of reserves, represents management’s best estimate of recoverability, including an assessment of the financial strength of reinsurers.	A 10% reduction of net reinsurance recoverables due to uncollectability at December 31, 2009, would reduce shareholders’ net income by approximately $10 million after-tax.

The amounts would be reflected in the Run-off Reinsurance segment.

See Note 8 to the Consolidated Financial Statements for additional information.

• 2009 — gross $127; net $121 • 2008 — gross $180; net $169

Accounts payable, accrued expenses and other liabilities — pension liabilities

These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows (in millions):

•     2009 — $1,513
•     2008 — $1,853

See Note 10 to the Consolidated Financial Statements for additional information.
The Company estimates these liabilities and the related expense with actuarial models using various assumptions including discount rates and an expected long-term return on plan assets.

Discount rates are set by applying actual annualized yields at various durations from the Citigroup Pension Liability curve, without adjustment, to the expected cash flows of the pension liabilities.

The expected long-term return on plan assets for the domestic qualified pension plan is developed considering actual historical returns, expected long-term market conditions, plan asset mix and management’s investment strategy. In addition, to measure pension costs the Company uses a market-related asset value method for domestic qualified pension plan assets invested in non-fixed income investments, which are approximately 80% of total plan assets. This method recognizes the difference between actual and expected returns in the non-fixed income portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost. At December 31, 2009, the market-related asset value was approximately $3.3 billion compared with a market value of $2.9 billion.	Using past experience, the Company expects that it is reasonably possible that a favorable or unfavorable change in these key assumptions of 50 basis points could occur. An unfavorable change is a decrease in these key assumptions with resulting impacts as discussed below.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points:

•     annual pension costs for 2010 would decrease by approximately $3 million, after-tax; and
•     the accrued pension benefit liability would increase by approximately $200 million as of December 31, 2009 resulting in an after-tax decrease to shareholders’ equity of approximately $130 million as of December 31, 2009.

If the expected long-term return on domestic qualified pension plan assets decreased by 50 basis points, annual pension costs for 2010 would increase by approximately $10 million, after-tax.

If the Company used the market value of assets to measure pension costs as opposed to the market-related value, annual pension cost for 2010 would increase by approximately $30 million, after-tax.

Balance Sheet Caption /
Nature of Critical Accounting Estimate	Assumptions / Approach Used	Effect if Different Assumptions Used
The accumulated unrecognized actuarial loss of $1.6 billion at December 31, 2009 primarily reflects the significant decline in the value of equity securities during 2008. The actuarial loss is adjusted for unrecognized changes in market-related asset values and amortized over the average remaining life expectancy of plan participants if the adjusted loss exceeds 10% of the market-related value of plan assets or 10% of the projected benefit obligation, whichever is greater. As of December 31, 2009, approximately $0.7 billion of the adjusted actuarial loss exceeded 10% of the projected benefit obligation. As a result, approximately $16 million after-tax will be expensed in 2010 net income. For the year ended December 31, 2009, $22 million after-tax was expensed in net income.

If the December 31, 2009 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $285 million as of December 31, 2009 resulting in an after-tax decrease to shareholders’ equity of approximately $185 million.

An increase in these key assumptions would result in impacts to annual pension costs, the accrued pension liability and shareholders’ equity in an opposite direction, but similar amounts.

Investments — Fixed maturities

     Recognition of losses from “other- than-
     temporary” impairments of public and
     private placement fixed maturities

To assess whether a fixed maturity’s decline in fair value below its amortized cost is other than temporary, the Company evaluates the expected recovery in value and its intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery.

When the Company does not expect to recover a fixed maturity’s amortized cost, its fair value and expected future cash flows must be estimated by management to record an impairment loss. The credit portion of an impairment loss is recognized in net income and measured as the difference between a fixed maturity’s amortized cost and the net present value of its projected future cash flows. The non-credit portion, if any, is recognized in a separate component of shareholders’ equity.

See Note 2 (C) to the Consolidated Financial Statements for additional information regarding the Company’s accounting policies for fixed maturities.
When evaluating whether a loss is other than temporary, the Company considers factors including;

•   length of time and severity of decline;
•   financial health and specific near term prospects of the issuer;
•   changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•   the Company’s intent to sell or the likelihood of a required sale prior to recovery.

Management estimates other-than-temporary impairments based on fair values using quoted market prices for public securities with active markets and generally the present value of future cash flows for private placement bonds and other public securities. Expected future cash flows for each fixed maturity are based on the Company’s assessment of qualitative and quantitative factors, including the probability of default, and the estimated timing and amount of any recovery in value. See Note 11 to the Consolidated Financial Statements for a discussion of the Company’s fair value measurements.

The Company recognized other-than-temporary impairments of investments in fixed maturities as follows (in millions, after-tax):

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, shareholders’ net income for the year ended December 31, 2009 would have decreased by approximately $86 million after-tax.

For private placement bonds considered impaired, a decrease of 10% of all expected future cash flows for the impaired bonds would reduce shareholders’ net income by approximately $2 million after-tax.
• 2009 — $31 • 2008 — $138 • 2007 — $20 See Note 12 to the Consolidated Financial Statements for a discussion of the Company’s review of declines in fair value.

Balance Sheet Caption /
Nature of Critical Accounting Estimate	Assumptions / Approach Used	Effect if Different Assumptions Used
Investments — Commercial Mortgage Loans — Valuation Reserves

Recognition of losses from valuation reserves for impaired commercial mortgage loans

To determine whether a commercial mortgage loan is impaired, the Company evaluates the likelihood of collecting all interest and principal payments in accordance with the contractual terms of the original loan agreement. When it is probable that the Company will not collect amounts due according to the terms of the original loan agreement, a loan is considered impaired and the Company must estimate the fair value of the underlying property to measure an impairment loss. An impairment loss is recorded using a valuation allowance for an impaired commercial mortgage loan’s carrying value in excess of the estimated fair value of its underlying property. Changes to valuation reserves are recorded in Realized investment gains (losses).

See Note 2 (C) to the Consolidated Financial Statements for additional information regarding the Company’s accounting policies for commercial mortgage loans.
The Company’s evaluation of the likelihood of collecting all contractual payments and the collateral fair value for commercial mortgage loans is a qualitative and quantitative process which is subject to uncertainties. The Company carefully evaluates all facts and circumstances for each loan and its supporting collateral.

When evaluating the likelihood of collecting the contractual payments of a commercial mortgage loan, the Company considers factors including:

•   financial statements, budgets and operating plans for the property;
•   inspection reports of the property completed by third party servicers;
•   debt service coverage of the underlying collateral;
•   the borrower’s continuing financial commitment to the property; and
•   conditions and factors pertinent to the property and its local market.

When it becomes probable that all contractual payments will not be collected according to the terms of the original loan agreement, the Company calculates the estimated fair value of the underlying property based on a 10-year discounted cash flow analysis. Factors key to this valuation include the following:

If property values declined by 10% across the commercial mortgage loan portfolio as of December 31, 2009, approximately 20% of the portfolio’s loans would have carrying values in excess of their underlying properties’ fair values totaling approximately $85 million. And if each of these loans were considered impaired as of December 31, 2009, shareholders’ net income would decrease by approximately $55 million after-tax.

If underlying property values declined by 10% for impaired commercial mortgage loans with valuation reserves as of December 31, 2009, shareholders’ net income would decrease by approximately $8 million after-tax.

•   net operating income of the property;
•   rental and growth rates for the property and its local market;
•   capital requirements for the property; and
•   current market discount and capitalization rates.

These evaluations are based primarily on an in-depth review of the commercial mortgage loan portfolio which is completed annually in the third quarter. The Company updates this annual review as material changes in these factors are identified.

The Company recognized impairment losses from commercial mortgage loan valuation reserves as follows (in millions, after-tax):

• 2009 — $11 • 2008 — $0 • 2007 — $0

See the Investment Assets section of the MD&A beginning on page 87 for discussion of the Company’s problem and potential problem mortgage loans and Note 12 to the Consolidated Financial Statements for further information surrounding impaired commercial mortgage loans.

SEGMENT REPORTING
Operating segments generally reflect groups of related products, but the International segment is generally based on geography. The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as shareholders’ income (loss) from continuing operations excluding after-tax realized investment gains and losses. “Adjusted income from operations” for each segment is defined as segment earnings excluding special items and the results of the Company’s GMIB business. Adjusted income from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the segment and permits analysis of trends. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, which is segment earnings. Each segment provides a reconciliation between segment earnings and adjusted income from operations.
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
The Company measures the operating effectiveness of the Health Care segment using the following key factors:
•	segment earnings and adjusted income from operations;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost business.
Results of Operations

(In millions)
Financial Summary	2009	2008	2007
Premiums and fees	$11,384	$11,665	$10,666
Net investment income	181	200	202
Mail order pharmacy revenues	1,282	1,204	1,118
Other revenues	262	267	250

Segment revenues	13,109	13,336	12,236
Mail order pharmacy cost of goods sold	1,036	961	904
Benefits and other expenses	10,943	11,359	10,295

Benefits and expenses	11,979	12,320	11,199

Income before taxes	1,130	1,016	1,037
Income taxes	399	352	358

Segment earnings	731	664	679
Less: special items (after-tax) included in segment earnings:
Curtailment gain (See Note 10 to the Consolidated Financial Statements)	25	—	—
Cost reduction charge (See Note 6 to the Consolidated Financial Statements)	(24)	(27)	—
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	1	—	—
Charge related to litigation matters (See Note 23 to the Consolidated Financial Statements)	—	(24)	—

Adjusted income from operations	$729	$715	$679

Realized investment gains (losses), net of taxes	$(19)	$(13)	$14

The Health Care segment’s adjusted income from operations for 2009, as compared with 2008, was favorably impacted by the absence of a $7 million after-tax adjustment related to a large experience-rated life and non-medical account in run-out recorded in the first quarter of 2008.
Excluding this item, adjusted income from operations for 2009 was slightly higher than 2008 reflecting:
•	lower operating expenses, excluding the impact of an additional quarter from the acquired business (effective April 1, 2008), primarily driven by cost reduction initiatives and pension plan changes, partially offset by higher management incentive compensation and higher information technology spend;
•	higher stop loss earnings largely from the acquired business (effective April 1, 2008), tempered by lower margins on the remaining book; and
•	improved specialty earnings.
These favorable effects were largely offset by:
•	lower membership;
•	lower guaranteed cost earnings primarily reflecting a higher medical care ratio driven by unfavorable prior year development, as well as higher in-year claims due, in part to H1N1 flu-related claims; and
•	lower investment income primarily reflecting lower income from real estate funds.
The Health Care segment’s adjusted income from operations in 2008, as compared with 2007, was favorably impacted by lower management incentive compensation expense of $21 million after-tax.
Excluding the items mentioned above, adjusted income from operations increased in 2008 compared with 2007 due to:
•	earnings from the acquired business (effective April 1, 2008);
•	higher service fees due to membership growth and rate increases;
•	favorable specialty earnings due to increased sales to core medical customers as well as strong performance in the direct specialty business; and
•	improved Medicare Part D results due in part to increased membership.
These favorable effects were partially offset by:
•	lower membership and a higher medical care ratio in the guaranteed cost business;
•	lower medical margins in the experience-rated business; and
•	higher operating expenses reflecting spending on operational improvement initiatives, including segment expansion and investments in information technology, partially offset by expense reductions in certain areas, primarily service operations.

Revenues
The table below shows premiums and fees for the Health Care segment:

(In millions)	2009	2008	2007
Medical:
Guaranteed cost excluding voluntary/limited benefits (1),(2)	$3,148	$3,504	$3,877
Voluntary/limited benefits	232	200	160
Experience-rated (2),(3)	1,699	1,953	1,877
Stop loss	1,274	1,197	589
Dental	731	785	773
Medicare	595	400	349
Medicare Part D	342	327	326
Other (4)	515	518	473

Total medical	8,536	8,884	8,424
Life and other non-medical	179	184	235

Total premiums	8,715	9,068	8,659
Fees (2),(5)	2,669	2,597	2,007

Total premiums and fees	$11,384	$11,665	$10,666

(1)	Includes guaranteed cost premiums primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members, who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue and specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $41 million in 2009, $69 million in 2008, and $61 million in 2007.
Premiums and fees decreased by 2% in 2009, compared with 2008, primarily reflecting lower membership largely due to disenrollment resulting from higher unemployment. This impact was partially offset by:
•	rate actions across all products;
•	increases in fees relating to specialty products;
•	membership growth in the Medicare private fee for service and Voluntary products; and
•	the impact of the acquired business (effective April 1, 2008).
Premiums and fees increased 9% in 2008, compared with 2007, primarily reflecting:
•	the impact of the acquired business (effective April 1, 2008);
•	increases in the experience-rated business due to rate increases;
•	higher other medical premiums due to increased sales to core medical customers and rate increases in specialty business; and
•	higher service fees due to increased membership and rate increases.
These factors were partially offset by a decrease in the guaranteed cost business which was due to membership declines largely in commercial HMO business partially offset by rate increases.
Net investment income decreased by 10% in 2009 compared with 2008 primarily reflecting lower income from real estate funds partially offset by higher invested assets. Net investment income decreased by 1% in 2008 compared with 2007 primarily reflecting lower yields partially offset by higher average assets.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

(In millions)	2009	2008	2007
Medical claims expense	$6,927	$7,252	$6,798
Other benefit expenses	169	193	225
Mail order pharmacy cost of goods sold	1,036	961	904
Other operating expenses	3,847	3,914	3,272

Total benefits and expenses	$11,979	$12,320	$11,199

Medical claims expense decreased by 4% in 2009 compared with 2008 largely due to lower membership, particularly in the experience-rated and guaranteed cost businesses. This impact was partially offset by growth in Medicare membership and increases in medical expenses due to medical cost inflation as well as H1N1 flu-related claims.
Medical claims expense increased 7% in 2008 compared with 2007 largely due to the impact of the acquired business.
Other benefit expenses include expenses associated with life, long-term disability and other non-medical products. These expenses have decreased 12% in 2009 compared with 2008 and 14% in 2008 compared with 2007, primarily reflecting the continued run-off of this business, as the Health Care segment no longer actively markets these products.
Other operating expenses include expenses related to:
•	both retail and mail order pharmacy;

•	disease management;

•	voluntary and limited benefits;

•	Medicare claims administration businesses; and

•	integration costs associated with the acquired business.
Excluding the items noted above, as well as special items, other operating expenses increased slightly in 2009, compared with 2008, primarily due to expenses related to the acquired business (effective April 1, 2008), higher management incentive compensation and higher information technology spend, mostly offset by cost reduction initiatives and pension plan changes as a result of the comprehensive review of ongoing expenses, as well as lower volume-related expenses. Other operating expenses increased in 2008, compared with 2007, primarily reflecting expenses related to the acquired business and higher spending on operational improvement initiatives, including market segment expansion and investments in information technology. This increase was partially offset by lower management incentive compensation expenses in 2008.

Other Items Affecting Health Care Results
Medical Membership
The Health Care segment’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims. As of December 31, estimated medical membership was as follows:

(In thousands)	2009	2008	2007
Guaranteed cost excluding voluntary/limited benefits (1)	780	891	1,038
Voluntary/limited benefits	221	201	180
Medicare	52	35	31

Total guaranteed cost	1,053	1,127	1,249
Experience-rated (2)	761	864	907
Service	9,226	9,688	8,013

Total medical membership	11,040	11,679	10,169

(1)	Includes guaranteed cost members primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Includes minimum premium members, who have a risk profile similar to experience-rated members.
The net decrease in the Health Care segment’s medical membership was 5.5% as of December 31, 2009 when compared with December 31, 2008. The decrease was primarily driven by disenrollment across all funding arrangements as a result of higher unemployment. The net increase in medical membership of 15% as of December 31, 2008 compared with December 31, 2007 was due to the acquisition of Great-West Healthcare, effective April 1, 2008.
Operational Strategies
The Health Care segment is focused on several operational strategies including improving the efficiency of its operations, while growing its customer base in targeted markets and meeting the needs of its customers. Savings generated from the reduction of operating expenses will provide the financial flexibility and capital to make investments that will enable the Company to enhance its capabilities, particularly in product development and the delivery of customer service, health advocacy and related technology. These capabilities are critical to enabling the Health Care segment to execute on its strategies to achieve profitable growth and retain customers. Successful execution of these operational strategies is critical to maintaining and improving its competitive position in the healthcare marketplace.
The operational strategies currently underway are discussed below.
Reducing operating expenses. The Company operates in an intensely competitive marketplace and its ability to establish a competitive cost structure over time is crucial to achieving its overall strategy. Accordingly, the Health Care segment is focused on reducing operating expenses, while investing prudently in technology and service capabilities to drive future growth.
The Health Care segment’s operating expenses are comprised of three components and are approximately allocated as follows: healthcare (70%), specialty and market segment expansion (20%), and premium taxes/commissions (10%).
•	The healthcare component is the primary focus of the cost reduction activity. This component includes:
•	fulfillment activities, which are comprised of service operations, technology, and medical and network management;
•	customer acquisition, which represent costs for sales and account management, underwriting, and marketing and product development; and
•	staff functions, which represent finance, legal and human resources.
•	The specialty and market segment expansion and the premium tax/commission expense components would increase over time as revenues grow. Specialty includes pharmacy, Medicare Part D, disease management, dental and behavioral coverages.

In 2009, excluding the impact of Great-West Healthcare, the Health Care segment significantly reduced healthcare operating expenses and expects to continue to meaningfully reduce these over time. These reductions are, and will continue to be, driven by actions in the following areas:
•	employment-related savings;
•	vendor management and procurement actions;
•	reduction of the Health Care segment’s real estate footprint;
•	leveraging technology to drive operating efficiencies; and
•	targeted outsourcing actions.
The Health Care segment expects to drive reductions in its operating expenses while remaining focused on its other business strategies including investing in areas that are critical to the Company’s growth initiatives and segment expansions, ensuring continued excellence in customer service and clinical programs, and leveraging technology to drive further operating efficiencies.
Profitable growth and customer retention. The Health Care segment continues to focus on retaining profitable relationships, expanding on those relationships and growing profitable new business by focusing on:
•	targeted market segments where buyers value our health improvement capabilities;
•	targeted geographic regions where the Company already has a strong market presence and competitive networks;
•	providing a diverse product portfolio that meets current market needs, as well as emerging consumer-directed trends;
•	developing and implementing the systems, information technology and infrastructure to deliver member service that keeps pace with the emerging consumer-directed market trends; and
•	increasing penetration of our specialty healthcare programs and services and cross-selling products sold primarily by other segments of the Company.
The Health Care segment is focused on market segment and product expansion. With respect to market segment expansion, the focus is predominantly in the “Middle Market” (employers with generally more than 250 but fewer than 5,000 employees), “Select” (employers with generally more than 50 but fewer than 250 employees), and “Individual” market segments. The Health Care segment is focusing on several strategic growth industries and targeting key geographic markets within the Select and Middle Market segments that align with our competitive strengths. The Health Care segment expects to grow its presence in these market segments by leveraging its customer knowledge, differentiated service model, product portfolio and distribution model. The Health Care segment continues to increase its penetration into the Individual market segment and will refine its strategy for this market segment pending the outcome of health care reform legislation. In the “National” market segment (multi-site, multi-state commercial employers with generally more than 5,000 employees), the Company will selectively focus on clients that value its differentiated product offering. These clients include those seeking engagement and incentive based programs designed to improve health, and those that purchase multiple products and services from a single company.
Driving additional cross-selling is also key to the Company’s integrated benefits value proposition. The Company is expanding network access for its dental product and improving network flexibility to drive better alignment with customers’ needs including increasing disability and pharmacy penetration across the entire book.
Offering products that meet emerging customer and market trends. In addition to designing lower cost plan offerings to meet emerging customer and market trends, enhancements to the Company’s suite of products (CIGNA Choice Fund® CIGNA Health Advisor, CIGNA Incentive Points Program, CIGNA Choicelinx/Custom Benefit Builder) offer various options to customers and employers that are key to our customer engagement strategy. By providing tools to our customers which will facilitate access and greater understanding of their healthcare choices, customers are better equipped to make effective health related decisions. CIGNA’s Cost of Care Estimator, Quicken Health and improvements to customer Explanation of Benefits and Health Statements are a part of the Company’s strategy to engage the individual by making information more available and easier to understand.

Effectively managing medical costs. The Health Care segment operates under a centralized medical management model, which helps improve the health, well being and sense of security of its members, while reducing infrastructure expenses and driving productivity.
The Health Care segment is focused on continuing to effectively manage medical utilization and unit costs. The Company believes that by increasing the quality of medical care and improving access to care it can drive reductions in total medical cost and better outcomes, resulting in healthier members. To help achieve this, the Company continues to focus on contracting with providers to strengthen its networks in targeted markets, enhancing clinical capabilities and engaging its customers and clients/employers. In connection with the April 2008 Great-West Healthcare acquisition, the Company continues to integrate its offerings onto one extensive preferred provider network, in order to offer access to a broad range of utilization review and case management services at a competitive medical cost.
Delivering superior service to customers and health care professionals. The Company is focused on delivering consistent, reliable and superior service to customers, health care professionals and clients. The Company believes that further enhancing service can improve customer retention and, when combined with useful health information and tools, can help motivate customers to become more engaged in their personal health. This will help to promote healthy outcomes thereby removing cost from the healthcare system. The evolution of the consumer-driven health care market is driving increased product and service complexity and is raising customers’ expectations with respect to service levels, which is expected to require significant investment, management attention and heightened interaction with customers.
The Company continues to focus on the development and enhancement of its service model that is capable of meeting the challenges brought on by the increasing product and service complexity and the heightened expectations of health care customers. The Company continues to make significant investments in the development and implementation of systems and technology to improve the provider service experience for customers and health care professionals (e.g. opening its Call Center 24/7), thereby enhancing its capabilities and improving its competitive position.

Disability and Life Segment
Segment Description
The Disability and Life segment includes group disability, life, accident and specialty insurance and case management for disability and workers’ compensation.
Key factors for this segment are:
•	premium growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums and fees (expense ratio).
Results of Operations

(In millions)
Financial Summary	2009	2008	2007
Premiums and fees	$2,634	$2,562	$2,374
Net investment income	244	256	276
Other revenues	113	117	131

Segment revenues	2,991	2,935	2,781
Benefits and expenses	2,598	2,553	2,435

Income before taxes	393	382	346
Income taxes	109	109	92

Segment earnings	284	273	254
Less: special items (after-tax) included in segment earnings:
Curtailment gain (See Note 10 to the Consolidated Financial Statements)	4	—	—
Cost reduction charge (See Note 6 to the Consolidated Financial Statements)	(4)	(2)	—
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	5	—	6

Adjusted income from operations	$279	$275	$248

Realized investment (losses), net of taxes	$(1)	$(48)	$(5)

The Disability and Life segment’s adjusted income from operations increased 1% in 2009 compared to 2008 reflecting:
•	favorable claims experience in the disability insurance business and the favorable after-tax impact of disability reserve studies of $20 million in 2009 compared with $8 million in 2008. The results in 2008 also included a $3 million favorable after-tax impact of a reinsurance settlement. The favorable claims experience and reserve study impacts are largely driven by continued strong disability claims management programs;
•	improved claims experience in the accident business including the favorable after-tax impact of reserve studies of $5 million in 2009 compared with $3 million in 2008; and
•	higher premiums and fees in the disability and life businesses.
Largely offsetting these factors were:
•	lower results in the group life insurance business in 2009 primarily due to less favorable current year life claims experience, partially offset by the favorable after-tax impact of reserve studies of $9 million in 2009 compared with $3 million in 2008;
•	a higher operating expense ratio, including a litigation expense charge of $4 million;
•	lower net investment income; and
•	the absence of the 2008 favorable after-tax impact of specialty reserve studies of $2 million.

The Disability and Life segment’s adjusted income from operations increased 11% in 2008 compared to 2007 reflecting:
•	improved claims experience in the disability insurance business and the favorable after-tax impact of disability reserve studies of $8 million in 2008 compared with $12 million in 2007. The results in 2008 also included a $3 million favorable after-tax impact of a reinsurance settlement. The favorable claims experience and reserve study impacts are largely driven by continued strong disability claims management programs;
•	improved claims experience in the specialty business including the favorable after-tax impact of reserve studies of $2 million in 2008 compared with an unfavorable impact of $10 million in 2007;
•	a lower expense ratio due to effective operating expense management and lower management incentive compensation; and
•	business growth resulting in increased premiums and fees in the disability, life and accident businesses.
These factors were partially offset by:
•	lower results in the group life insurance business due to less favorable life claims experience and lower year over year favorable after-tax impacts of reserve studies of $3 million in 2008 compared with $7 million in 2007;
•	less favorable accident claims experience driven by higher average new claims size. Group accident results included the favorable after-tax impact of reserve studies of $3 million in both 2008 and 2007; and
•	lower net investment income.
Revenues
Premiums and fees increased by 3% in 2009 reflecting disability and life sales growth and solid persistency, partially offset by lower employment levels at the customers we serve, the Company’s exit from a large, low-margin assumed government life reinsurance program and the sale of the renewal rights for the student and participant accident business. Premiums and fees increased by 8% in 2008 reflecting new sales growth and solid customer retention in the disability, life and accident lines of business, partially offset by less favorable customer retention in the specialty line of business.
Net investment income decreased by 5% in 2009 reflecting lower yields and lower security and real estate partnership income. Net investment income decreased by 7% in 2008 reflecting lower yields and lower security partnership income.
Benefits and Expenses
Excluding the pre-tax impact of the reserve studies, expense charge and special items noted above, benefits and expenses increased 3% in 2009 compared with 2008, primarily reflecting:
•	disability and life business growth;
•	less favorable life claims experience driven by the higher average size of death claims; and
•	a higher expense ratio in 2009 compared with 2008 reflecting strategic investments in the claim operations and information technology initiatives partially offset by a continued focus on operating expense management and lower disability and workers’ compensation case management expenses.
These effects were partially offset by:
•	more favorable accident claim experience, driven by lower new claims;
•	more favorable disability claims experience resulting from higher resolutions driven by strong disability management programs partially offset by higher new claims; and
•	the Company’s exit from the government life insurance program and sale of the renewal rights for the student and participant accident business.

Excluding the pre-tax impact of the reserve studies, reinsurance settlement and cost reduction charge noted above, benefits and expenses increased 5% in 2008 compared with 2007, reflecting:
•	business growth in the disability, life and accident lines of business; and
•	less favorable claims experience in the life and accident businesses.
These effects were partially offset by:
•	favorable claims experience in the disability and specialty businesses; and
•	a lower expense ratio, driven by continued focus on operating expense management, lower disability and workers’ compensation case management expenses and lower management incentive compensation expenses.
International Segment
Segment Description
The International segment includes life, accident and supplemental health insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.
The key factors for this segment are:
•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio);
•	operating expense as a percentage of earned premium (expense ratio); and
•	impact of foreign currency movements.
Results of Operations

(In millions)
Financial Summary	2009	2008	2007
Premiums and fees	$1,882	$1,870	$1,800
Net investment income	69	79	77
Other revenues	22	18	7

Segment revenues	1,973	1,967	1,884
Benefits and expenses	1,717	1,679	1,610

Income before taxes	256	288	274
Income taxes	70	104	96
Income attributable to noncontrolling interest	3	2	2

Segment earnings	183	182	176
Less: special items (after-tax) included in segment earnings:
Cost reduction charge (See Note 6 to the Consolidated Financial Statements)	(1)	(6)	—
Curtailment gain (See Note 10 to the Consolidated Financial Statements)	1	—	—
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	1	—	2

Adjusted income from operations	$182	$188	$174

Impact of foreign currency movements included in segment earnings	$(15)	$(13)	$4

Realized investment gains (losses), net of taxes	$2	$(3)	$1

During the second quarter of 2009, the Company’s International segment implemented a capital management strategy to permanently invest the earnings of its South Korean operation overseas. Income taxes for this operation will therefore be recorded at the tax rate of the foreign jurisdiction. The International segment’s adjusted income from operations reflected favorable tax adjustments of $14 million from the implementation of this strategy for 2009. In addition to the implementation effect, adjusted income from operations also reflects $8 million from the ongoing impact of the lower tax rate on the permanently invested earnings for 2009. Excluding the impact of the South Korean tax adjustments and foreign currency movements, the International segment’s adjusted income from operations decreased 7% for 2009, compared with 2008. The decrease was primarily driven by unfavorable claims experience in the life, accident and supplemental health insurance business and the expatriate employee benefits business. The unfavorable effects were partially offset by revenue growth and competitively strong margins in both businesses. The impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates. Special items were generally not denominated in foreign currency.
Excluding the impact of foreign currency movements noted in the table above, the International segment’s adjusted income from operations increased 16% in 2008 compared with 2007, primarily due to continued growth in the life, accident and supplemental health insurance business and the expatriate employee benefits business, as well as continued competitively strong margins.
Revenues
Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $2,042 million in 2009 compared with reported premiums of $1,870 million in 2008, an increase of 9%. The increase was primarily attributable to new sales growth in the life, accident and supplemental health insurance operations, particularly in South Korea, and membership growth in the expatriate employee benefits business. Excluding the effect of foreign currency movements, premiums and fees were $1,971 million in 2008 compared with reported premiums of $1,800 million in 2007, an increase of 10%. This increase was primarily attributable to new sales growth in the life, accident and supplemental health insurance operations, particularly in Taiwan and South Korea, and membership growth in the expatriate employee benefits business.
To exclude the effect of foreign currency movements, premiums and fees were calculated using the prior years’ comparable period exchange rates, allowing foreign currency neutral comparison to the prior years’ reported premiums and fees.
Net investment income decreased by 13% in 2009 compared with 2008. The decrease was primarily due to unfavorable foreign currency movements, particularly in South Korea. Net investment income increased by 3% in 2008 compared with 2007. The increase was primarily due to higher asset levels offset by unfavorable foreign currency movements.
Benefits and Expenses
Benefits and expenses increased by 2% in 2009, compared with 2008. The increase was primarily driven by higher loss ratios, business growth and increased amortization of deferred acquisition costs, partially offset by foreign currency movements.
Benefits and expenses increased by 4% in 2008 compared with 2007, primarily due to business growth in all lines of business, partially offset by foreign currency movements, primarily in South Korea. Loss ratios decreased in 2008 in the life, accident and supplemental health business due to favorable claims experience.
Expense ratios decreased in 2009 reflecting effective expense management. Expense ratios increased slightly in 2008 in the life, accident and supplemental health business and the expatriate benefits business as a result of higher expenses to support growth initiatives and expansion. Expense ratios in the life, accident and health and expatriate benefits businesses continue to be strong due to effective expense management.
Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues and 49% of the segment’s earnings in 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

Run-off Reinsurance Segment
Segment Description
The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of GMDB, GMIB, workers’ compensation and personal accident reinsurance products.
The determination of liabilities for GMDB and GMIB requires the Company to make critical accounting estimates. In 2008, the Company updated the assumptions for GMIB and the effects of hypothetical changes in those assumptions in connection with the implementation of the FASB’s fair value disclosure and measurement guidance (ASC 820). The Company describes the assumptions used to develop the reserves for GMDB in Note 7 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 11 to the Consolidated Financial Statements. The Company also provides the effects of hypothetical changes in those assumptions in the Critical Accounting Estimates section of the MD&A beginning on page 55 of this Form 10-K.
The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable. See the “Critical Accounting Estimates” section of the MD&A beginning on page 55 of this Form 10-K for more information on the effect of capital market assumption changes on shareholders’ net income.
Results of Operations

(In millions)
Financial Summary	2009	2008	2007
Premiums and fees	$29	$43	$60
Net investment income	113	104	93
Other revenues	(283)	331	(47)

Segment revenues	(141)	478	106
Benefits and expenses	(419)	1,499	160

Income (loss) before income taxes (benefits)	278	(1,021)	(54)
Income taxes (benefits)	93	(375)	(43)

Segment earnings (loss)	185	(646)	(11)
Less: results of GMIB business (after-tax) included in segment earnings (loss):
Charge on adoption of fair value measurements for GMIB contracts	—	(131)	—
Results of GMIB business excluding charge on adoption	209	(306)	(91)

Adjusted income (loss) from operations	$(24)	$(209)	$80

Realized investment gains (losses), net of taxes	$(2)	$(19)	$2

Overview of 2009 Results
Overall segment results, including GMIB, improved significantly in 2009 compared with 2008. Segment earnings were favorably affected by substantially higher results from the GMIB business reflecting improved equity markets and generally higher interest rates. In addition, adjusted income from operations for Run-off Reinsurance improved significantly in 2009 compared with 2008 due to significantly reduced losses in the GMDB business ($52 million after-tax for 2009, compared with $267 million for 2008) resulting from a substantially lower amount of reserve strengthening. The improvement in GMDB results in 2009 primarily reflected the recovery and stabilization of the financial markets. Adjusted income from operations also included the favorable after-tax impact of reserve studies for the workers compensation and personal accident business of $16 million in 2009 and $30 million in 2008.

Overview of 2008 Results
Segment loss for 2008 reflected significant losses from the GMIB business of $437 million, including a charge of $131 million related to the implementation of new fair value accounting guidance in 2008. Excluding this charge, GMIB losses in 2008 primarily reflected the declines in equity market and interest rates and increased market volatility.
In addition, adjusted loss from operations for Run-off Reinsurance was significantly higher in 2008 primarily reflecting a loss in the GMDB business of $267 million after-tax primarily reflecting reserve strengthening. This loss was primarily related to declines in equity markets and interest rates and increased market volatility. Adjusted loss from operations for Run-off Reinsurance in 2008 compared with 2007 was also negatively impacted by reduced favorable settlement activity related to personal accident and workers’ compensation.
See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.
Other Revenues
Other revenues included pre-tax losses of $282 million in 2009 from futures contracts used in the GMDB equity hedge program (see Note 7 to the Consolidated Financial Statements), compared with pre-tax gains of $333 million in 2008 and pre-tax losses of $32 million in 2007. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). The Company held futures contract positions related to this program with a notional amount of $1.0 billion at December 31, 2009.
Benefits and Expenses
Benefits and expenses were comprised of the following:

(In millions)	2009	2008	2007
GMIB (income) expense	$(304)	$690	$147
Other benefits and expenses	(115)	809	13

Benefits and expenses	$(419)	$1,499	$160

GMIB (Income) Expense. Under the GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 11 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB.
For 2009 the pre-tax income for GMIB was $304 million, and was primarily due to the following factors:
•	increases in interest rates: $248 million;
•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures: $98 million;
•	specific adjustments to nonperformance risk for the Company net of nonperformance risk of its reinsurers: $16 million; and
•	updates to the risk and profit charge estimates: $30 million.
These favorable effects were partially offset by:
•	higher than expected claim experience: $26 million;
•	increases to the annuitization assumption, reflecting higher utilization experience: $21 million;
•	updates to the lapse assumption: $14 million;
•	updates to fund correlation assumptions: $4 million; and
•	other amounts, including experience varying from assumptions, model and in-force updates: $23 million.

GMIB expense in 2008 includes a pre-tax charge of $202 million for the adoption of the FASB’s fair value disclosure and measurement guidance, which is discussed in Notes 2(B) and 11 to the Consolidated Financial Statements.
Excluding the charge on adoption of the FASB’s fair value disclosure and measurement guidance, the GMIB business generated additional pre-tax expense of $488 million in 2008 primarily as a result of:
•	decreases in interest rates since December 31, 2007: $232 million;
•	the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns during 2008, resulting in increased exposure: $158 million;
•	updates to the risk and profit charge estimate: $50 million;
•	updates to other assumptions that are used in the fair value calculation: $25 million; and
•	other amounts including the compounding effects of declines in interest rates and equity markets, as well as experience varying from assumptions: $23 million.
Excluding the charge to update assumptions for annuity elections and lapse rates, the GMIB business generated additional pre-tax expense of $61 million in 2007, primarily the result of unfavorable annuitization and lapse experience.
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
Other Benefits and Expenses. Other benefits and expenses reflected income for 2009, compared to expense during 2008. This fluctuation reflects the impact of significant improvements in the equity markets on guaranteed minimum death benefit contracts, compared with equity market declines during 2008. Equity market improvements result in increases in the underlying annuity account values, which decreases the exposure under the contracts. Equity market declines result in decreases in the underlying annuity account values, which increases the exposure under the contracts. These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.
Although 2009 benefit expenses included reserve strengthening of $73 million ($47 million after-tax) to increase GMDB reserves, no additional reserve strengthening was required for GMDB after the first quarter, primarily due to the stabilization and recovery of equity markets. The components of the first quarter reserve strengthening were:
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

During 2008, the Company recorded additional other benefits expenses of $412 million ($267 million after-tax) primarily to strengthen GMDB reserves following an analysis of experience and reserve assumptions. These amounts were due to:
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
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of December 31, 2009, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate-owned life insurance (“COLI”);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.
COLI has contributed the majority of the earnings in 2009, 2008 and 2007 for Other Operations. Federal legislation enacted in 1996 affected certain policies sold by the COLI business by eliminating on a prospective basis the tax deduction for policy loan interest for most leveraged COLI products. There have been no sales of this particular product since 1997. As a result of an Internal Revenue Service initiative to settle tax disputes regarding leveraged products, some customers have surrendered their policies and management expects earnings associated with these products to continue to decline. Management does not expect this initiative to have a significant impact on the future operating results of the segment.
Results of Operations

(In millions)
Financial Summary	2009	2008	2007
Premiums and fees	$112	$113	$108
Net investment income	407	414	437
Other revenues	64	71	82

Segment revenues	583	598	627
Benefits and expenses	466	468	473

Income before taxes	117	130	154
Income taxes	31	43	45

Segment earnings	86	87	109
Less: special items (after-tax) included in segment earnings:
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	1	—	5

Adjusted income from operations	$85	$87	$104

Realized investment (losses), net of taxes	$(6)	$(27)	$(2)

Adjusted income from operations for Other Operations declined in 2009 compared with 2008, reflecting a continued decline in deferred gain amortization associated with the sold businesses offset by increased COLI earnings driven by higher investment income and improved operating expenses.
Adjusted income from operations for Other Operations declined in 2008 compared with 2007, reflecting lower results from the COLI business driven by less favorable mortality and lower interest margins. Interest margins decreased due to the movement of assets from the general account to separate accounts, and lower interest rates. In addition, the continuing decline in deferred gain amortization associated with sold businesses contributed to lower earnings.
Revenues
Net investment income. Net investment income decreased 2% in 2009 compared with 2008, primarily reflecting lower average invested assets and lower real estate income. Net investment income decreased 5% in 2008 compared with 2007 primarily reflecting lower average invested assets due in part to the movement of assets from the general account to separate accounts in the COLI business as well as lower interest rates.
Other revenues. Other revenues decreased 10% in 2009 compared with 2008 and decreased 13% in 2008 compared with 2007 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses. The amount of the deferred gain amortization recorded was $32 million in 2009, $38 million in 2008 and $47 million in 2007.

Corporate
Description
Corporate reflects amounts not allocated to other segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses.

(In millions)
Financial Summary	2009	2008	2007
Segment loss	$(142)	$(162)	$(97)
Less: special items (after-tax) included in segment loss:
Charge related to litigation matter (See Note 23 to the Consolidated Financial Statements)	—	(52)	—
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	12	—	10

Adjusted loss from operations	$(154)	$(110)	$(107)

Corporate’s adjusted loss from operations was higher in 2009, compared with 2008, primarily reflecting:
•	higher net interest expense attributable to lower average invested assets and increased debt used for general corporate purposes, including the repayment of some of the Company’s outstanding commercial paper issued to finance the acquired business;
•	higher directors’ deferred compensation expenses caused by an increase in the Company’s stock price during 2009 compared with a decrease during 2008; and
•	spending on certain strategic initiatives.
Corporate’s adjusted loss from operations was higher in 2008, compared with 2007, primarily reflecting higher net interest expense attributable to lower average invested assets and increased debt to finance the acquired business. These factors were partially offset by lower directors’ deferred compensation expenses caused by a decline in the Company’s stock price in 2008.
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.

(In millions)
Financial Summary	2009	2008	2007
Income before income (taxes) benefits	$—	$3	$25
Income (taxes) benefits	1	1	(7)

Income from operations	1	4	18
Impairment loss, net of tax	—	—	(23)

Income (loss) from discontinued operations, net of taxes	$1	$4	$(5)

Discontinued operations for 2009 primarily represents a tax benefit from a past divestiture resolved at the completion of the 2005 and 2006 IRS examinations.
Discontinued operations for 2008 primarily represents a gain of $3 million after-tax from the settlement of certain issues related to a past divestiture.

Discontinued operations for 2007 primarily reflects:
•	impairment losses related to the dispositions of several Latin American insurance operations as discussed in Note 3 to the Consolidated Financial Statements; and
•	realized gains on the disposition of certain directly-owned real estate investments as discussed in Note 14 to the Consolidated Financial Statements.
INDUSTRY DEVELOPMENTS AND OTHER MATTERS
Proposed Health Care Reform
Addressing the affordability and availability of health insurance, including reducing the number of uninsured, is a major initiative of President Obama and the U.S. Congress, and proposals that may address these issues are pending in the U.S. Congress. The proposals vary and include measures that would change the dynamics of the health care industry and/or the employer’s role in the provision of benefits, such as the potential creation of a new government-run health plan(s) that would compete with the Company and other private health plans; the potential creation of federal or state-level exchanges (or similar constructs) that could serve as a distribution mechanism and/or additional regulatory structure for certain segments of the health care market; potential changes to medical coverage, such as expansion of eligibility under existing public programs, minimum medical benefit ratios for health plans, and mandatory issuance of insurance coverage; requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk; and new taxes and assessments specific to health care insurers and/or certain benefit plan designs. Any comprehensive health care reform package enacted will likely be phased in over a number of years and would be subject to a broader regulatory process. Because of the unsettled nature of these initiatives and the numerous steps required to implement them the Company remains uncertain as to the ultimate impact these changes will have on its business. For additional discussion regarding our risks related to health care reform, see “Item 1A. Risk Factors” beginning on page 35 of this Form 10-K.
Other Matters
The disability industry is under continuing review by regulators and legislators with respect to its offset practices regarding Social Security Disability Insurance (“SSDI”). There has been specific inquiry as to the industry’s role in providing assistance to individuals with their applications for SSDI. The Company has received one Congressional inquiry and has responded to the information request. Also, legislation prohibiting the offset of SSDI payments against private disability insurance payments for prospectively issued policies was introduced but not enacted in the Connecticut state legislature. The Company is also involved in related pending litigation. If the industry is forced to change its offset SSDI procedures, the practices and products for the Company’s Disability and Life segment could be significantly impacted.
In 1998, the Company sold its individual life insurance and annuity business to The Lincoln National Life Insurance Company and its affiliates (“Lincoln”). Because this business was sold in an indemnity reinsurance transaction, the Company is not relieved of primary liability for the reinsured business and had reinsurance recoverables totaling $4.4 billion as of December 31, 2009. Lincoln has secured approximately 90% of its reinsurance obligations under these arrangements by placing assets into a trust which qualifies under Regulation 114 of the New York Insurance Department.
The Company’s remaining reinsurance recoverables from Lincoln are unsecured. If Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York do not maintain a specified financial strength rating, at the Company’s request, Lincoln is contractually required to provide additional assurance that it will meet its reinsurance obligations, to include placing assets in a trust to secure these remaining reinsurance recoverables. S&P has assigned each of these reinsurers a rating of AA-.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)
Financial Summary	2009	2008	2007
Short-term investments	$493	$236	$21
Cash and cash equivalents	$924	$1,342	$1,970
Short-term debt	$104	$301	$3
Long-term debt	$2,436	$2,090	$1,790
Shareholders’ equity	$5,417	$3,592	$4,748
Liquidity
The Company maintains liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and

•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	using cash flows from operating activities;

•	selling investments;

•	matching investment durations to those estimated for the related insurance and contractholder liabilities; and

•	borrowing from its parent company.
Liquidity requirements at the parent level generally consist of:
•	debt service and dividend payments to shareholders; and

•	pension plan funding.
The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	collecting dividends from its subsidiaries;

•	using proceeds from issuance of debt and equity securities; and

•	borrowing from its subsidiaries.
Cash flows for the years ended December 31, were as follows:

(In millions)	2009	2008	2007
Operating activities	$745	$1,656	$1,342
Investing activities	$(1,485)	$(2,572)	$269
Financing activities	$307	$314	$(1,041)
Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy and other revenues, gains (losses) recognized in connection with the Company’s GMDB equity hedge program, investment income, taxes, and benefits and expenses.
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
2009:
Operating activities
For the year ended December 31, 2009, cash flows from operating activities were less than net income by $560 million. Net income contains certain after-tax non-cash income and expense items, including:
•	GMIB income of $209 million;

•	a curtailment gain of $30 million, net of a cost reduction charge of $29 million;

•	tax benefits related to the IRS examination of $20 million;

•	depreciation and amortization charges of $174 million; and

•	realized investment losses of $26 million.
Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $530 million. This decrease was primarily due to pre-tax cash outflows of $282 million associated with the GMDB equity hedge program which did not affect shareholders’ net income and pre-tax contributions to the domestic pension plans of approximately $410 million, partially offset by the favorable effect of the pension contributions on tax payments.
Cash flows from operating activities decreased by $911 million in 2009 compared with 2008. Excluding the results of the GMDB equity hedge program (which did not affect net income), cash flows from operating activities decreased by $296 million. This decrease in 2009 primarily reflects pre-tax contributions to the qualified domestic pension plan of approximately $410 million for 2009 compared with none for 2008, partially offset by the favorable effect of the pension contributions on tax payments.
Investing activities
Cash used in investing activities was $1.5 billion. This use of cash primarily consisted of net purchases of investments of $1.2 billion and net purchases of property and equipment of $307 million.
Financing activities
Cash provided from financing activities primarily consisted of net proceeds from the issuance of long-term debt of $346 million, partially offset by repayments of short-term debt, principally commercial paper, of $199 million. Financing activities also included net deposits to contractholder deposit funds of $89 million and proceeds on issuances of common stock of $30 million.

2008:
Operating activities
For the year ended December 31, 2008, cash flows from operating activities were greater than net income by $1.4 billion. Net income contains certain after-tax non-cash income and expense items, including:
•	GMIB expense of $437 million including the effect of adoption of new fair value measurement guidance of $131 million;

•	GMDB charges of $267 million;

•	litigation accruals of $76 million and cost reduction charges of $35 million;

•	depreciation and amortization charges of $159 million; and

•	realized investment losses of $110 million.
Cash flows from operating activities were higher than net income excluding the non-cash items noted above by $278 million. This increase was primarily due to cash inflows associated with the GMDB equity hedge program of $333 million.
Cash flows from operating activities increased by $314 million in 2008 compared with 2007. Excluding the results of the GMDB equity hedge program (which did not affect net income), cash flows from operating activities decreased by $51 million. This decrease in 2008 primarily reflects higher payments for certain prepaid expenses in 2008.
Investing activities
Cash used in investing activities was $2.6 billion, consisting of $1.3 billion to fund the acquisition of Great-West Healthcare, net purchases of investments of $988 million and net purchases of property and equipment of $257 million.
Financing activities
Cash provided from financing activities primarily consisted of proceeds from the net issuance of short-term debt of $298 million and long-term debt of $297 million. These borrowing arrangements were entered into for general corporate purposes, including the financing of the acquisition of Great-West Healthcare. Financing activities also included net deposits to contractholder deposit funds of $91 million, proceeds from the issuance of common stock under the Company’s stock plans of $37 million and dividends on and repurchases of common stock of $392 million.
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2009	2008	2007
Interest expense	$166	$146	$122

The increase in interest expense in 2009 was primarily due to the issuance of debt used for general corporate purposes, including the repayment of some of the Company’s outstanding commercial paper issued to finance the acquired business.
The increase in 2008 was primarily due to the issuance of debt in connection with the Great-West Healthcare acquisition.

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
The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce the Company’s ability to issue debt or equity securities. Significant volatility and deterioration of the equity markets during 2008 resulted in reduced retained earnings and the capital available for growth, acquisitions, and share repurchase.
On May 4, 2009, the Company issued $350 million of 8.50% Notes ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. See Note 13 to the Consolidated Financial Statements for further information. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. The proceeds of this debt were used for general corporate purposes, including the repayment of some of the Company’s outstanding commercial paper. These Notes will mature on May 1, 2019.
On March 4, 2008, the Company issued $300 million of 6.35% Notes (with an effective interest rate of 6.68% per year). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. Interest is payable on March 15 and September 15 of each year beginning September 15, 2008. The proceeds of this debt were used for general corporate purposes, including financing the acquisition of Great-West Healthcare. These Notes will mature on March 15, 2018.
The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:
•	100% of the principal amount of the Notes to be redeemed; or
•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 50 basis points (8.5% Notes due 2019) or 40 basis points (6.35% Notes due 2018).
On March 14, 2008, the Company entered into a commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility described below as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use the Credit Agreement (see below) for funding. In October 2008, the Company added an additional dealer to its Program. As of December 31, 2009, the Company had $100 million in commercial paper outstanding, at a weighted average interest rate of 0.35% and remaining maturities ranging from 11 to 35 days.
In June 2007, the Company amended and restated its five-year committed revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. This agreement is diversified among 22 banks, with three banks each having 11% of the commitment and the other 21 banks having the remaining 67% of the commitment. The credit agreement includes options, which are subject to consent by the administrative agent and the committing banks, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There was a $27 million letter of credit issued as of December 31, 2009.

Liquidity and Capital Resources Outlook
At December 31, 2009, there was approximately $475 million in cash available at the parent company level. In 2010, the parent company’s debt service consists of scheduled interest payments of $168 million on outstanding long-term debt of $2.4 billion at December 31, 2009 and approximately $100 million of commercial paper that will mature over the next three months. There are no scheduled long-term debt repayments in 2010. The Company expects to either repay the commercial paper or refinance it either by issuing long-term debt or re-issuing commercial paper.
The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006. For 2010, the Company expects minimum required contributions to be approximately $70 million. This amount could change based on final valuation amounts. In addition, the Company currently plans to make voluntary contributions of approximately $140 million during 2010. Based on its current funded status, the Company does not believe that the litigation matter discussed in Note 23 to the Consolidated Financial Statements would have an impact on 2010 funding requirements even if resolved in 2010. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.
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

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $400 million from CGLIC without prior state approval. In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed line of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2009, the Company had an additional $1.5 billion of borrowing capacity within the maximum debt leverage covenant in the line of credit agreement in addition to the $2.5 billion of debt outstanding.
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
In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2009, the Company’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.
Effective December 31, 2009 the Company’s principal life insurance subsidiary, CGLIC, implemented the NAIC’s Actuarial Guideline XLIII (also known as AG 43 or VACARVM), which is applicable to CGLIC’s statutory reserves for GMDB and GMIB contracts totaling $1.6 billion as of December 31, 2009. As provided under this guidance, CGLIC received approval from the State of Connecticut to grade-in the full effect of the guideline over a 3-year period. Accordingly, upon implementation at December 31, 2009, statutory surplus for CGLIC was reduced by $40 million. If the guidance had been fully implemented at December 31, 2009, statutory surplus would have been reduced by $110 million. Management does not anticipate that this implementation will have a material impact on the amount of dividends expected to be paid by CGLIC to the parent company in 2010. This implementation has no impact on measurement of the Company’s results of operations or financial condition as determined under GAAP.
Guarantees and Contractual Obligations
The Company is contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of the Company’s primary contractual cash obligations, as of December 31, 2009, are estimated to be as follows:

(In millions, on an		Less than 1	1-3	4-5	After 5
undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$7,613	$667	$840	$769	$5,337
Future policy benefits	11,040	452	852	860	8,876
Health Care medical claims payable	921	914	7	—	—
Unpaid claims and claims expenses	4,315	1,292	941	606	1,476
Short-term debt	103	103	—	—	—
Long-term debt	4,620	168	753	278	3,421
Non-recourse obligations	25	2	23	—	—
Other long-term liabilities	1,355	617	218	134	386
Off-Balance Sheet:
Purchase obligations	1,173	495	483	144	51
Operating leases	500	116	190	104	90

Total	$31,665	$4,826	$4,307	$2,895	$19,637

On-Balance Sheet:
•	Insurance liabilities. Contractual cash obligations for insurance liabilities, excluding unearned premiums and fees, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $15.3 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The Company manages its investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses are excluded from the table above as net cash flows associated with them are not expected to impact the Company. The total amount of these reinsured reserves excluded is approximately $6.2 billion.
•	Short-term debt represents commercial paper and current obligations under capital leases.
•	Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and represent obligations for software licenses.
•	Nonrecourse obligations represent principal and interest payments due which may be limited to the value of specified assets, such as real estate properties held directly or in joint ventures.
•	Other long-term liabilities. These items are presented in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. This table includes estimated payments for GMIB contracts, pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts, and certain tax and reinsurance liabilities.
Estimated payments of $127 million for deferred compensation, non-qualified and International pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year. The Company’s best estimate is that contributions to the qualified domestic pension plan during 2010 will be approximately $210 million. The Company expects to make payments subsequent to 2010 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions which may materially differ from actual activities (see Note 10 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations).
The above table also does not contain $214 million of gross liabilities for uncertain tax positions because the Company cannot reasonably estimate the timing of their resolution with the respective taxing authorities. See Note 19 to the Consolidated Financial Statements for the year ended December 31, 2009 for further information.
Off-Balance Sheet:
•	Purchase obligations. As of December 31, 2009, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)
Fixed maturities	$72
Commercial mortgage loans	41
Real estate	10
Limited liability entities (other long-term investments)	591

Total investment commitments	714
Future service commitments	459

Total purchase obligations	$1,173

The Company had commitments to invest in limited liability entities that hold real estate, loans to real estate entities or securities. See Note 12(C) to the Consolidated Financial Statements for additional information.
Future service commitments include an agreement with IBM for various information technology (IT) infrastructure services. The Company’s remaining commitment under this contract is approximately $376 million over the next four years. The Company has the ability to terminate this agreement with 90 days notice, subject to termination fees.
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
•	Operating leases. For additional information, see Note 21 to the Consolidated Financial Statements.
Guarantees
The Company, through its subsidiaries, is contingently liable for various financial and other guarantees provided in the ordinary course of business. See Note 23 to the Consolidated Financial Statements for additional information on guarantees.
Share Repurchase
The Company maintains a share repurchase program, which was authorized by its Board of Directors. The decision to repurchase shares depends on market conditions and alternative uses of capital. The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan which permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods.
The Company did not repurchase any shares in 2009. In 2008 the Company repurchased 10.0 million shares for $378 million.
The total remaining share repurchase authorization as of February 25, 2010, was $449 million.
INVESTMENT ASSETS
The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 11, 12, 14 and 17 to the Consolidated Financial Statements.
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
The Company performs ongoing analyses on prices to conclude that they represent reasonable estimates of fair value. This process involves quantitative and qualitative analysis and is overseen by the Company’s investment professionals. This process also includes review of pricing methodologies, pricing statistics and trends and back testing recent trades.
The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of December 31, 2009.

(In millions)	2009	2008
Federal government and agency	$571	$762
State and local government	2,521	2,486
Foreign government	1,070	944
Corporate	8,585	6,856
Federal agency mortgage-backed	34	37
Other mortgage-backed	121	125
Other asset-backed	541	571

Total	$13,443	$11,781

Other mortgage-backed assets consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $37 million were residential mortgages and home equity lines of credit, all of which were originated using standard underwriting practices and are not considered sub-prime loans.
Quality ratings
As of December 31, 2009, $12.3 billion, or 92%, of the fixed maturities in the Company’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.1 billion were below investment grade. Most of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.
Private placement investments are generally less marketable than publicly-traded bonds, but yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. The fair value of private placement investments was $5.1 billion as of December 31, 2009 and $4.4 billion as of December 31, 2008. The Company maintains controls on its participation in private placement investments. In particular, the Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength so the Company can take remedial actions, if warranted.
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
The value of the Company’s fixed maturity portfolio increased $574 million in 2009 driven by a decline in market yields. Although asset values have improved significantly, there are securities with amortized cost in excess of fair value by $133 million as of December 31, 2009.
As of December 31, 2009, approximately 64% or $1,605 million of the Company’s total investments in state and local government securities of $2,521 million were guaranteed by monoline bond insurers. The quality ratings of these investments with and without this guaranteed support as of December 31, 2009 were as follows:

		As of December 31, 2009
		Fair Value
		With	Without
(In millions)	Quality Rating	Guarantee	Guarantee
State and local governments	Aaa	$61	$59
	Aa1-Aa3	1,143	971
	A1-A3	341	448
	Baa1-Baa3	60	72
	Not available	—	55

Total state and local governments		$1,605	$1,605

As of December 31, 2009, approximately 79% or $428 million of the Company’s total investments in other asset-backed securities of $541 million were guaranteed by monoline bond insurers. All of these securities had quality ratings of Baa2 or better. Quality ratings without considering the guarantees for these other asset-backed securities were not available.
As of December 31, 2009, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of December 31, 2009 were:

(In millions)	Guarantor Quality	As of December 31, 2009
Guarantor	Rating	Indirect Exposure
AMBAC	Caa2	$196
MBIA, Inc.	Baa1	1,204
Financial Securities Assurance	Aa3	594
Financial Guaranty Insurance Co.	Not rated	39

Total		$2,033

The Company continues to underwrite investments in these securities focusing on the underlying issuer’s credit quality, without regard for guarantees. As such, this portfolio of state and local government securities, guaranteed by monoline bond insurers is of high quality with approximately 92% rated A3 or better without their guarantees.
Commercial Mortgage Loans
The Company’s commercial mortgage loans are made exclusively to commercial borrowers. These fixed rate loans are diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by the related property and are generally made at less than 75% of the property’s value at origination of the loan. In addition to property value, the Company evaluates the quality of each commercial mortgage loan using “debt service coverage”, which is the ratio of the estimated cash flows from the property to the required loan payments (principal and interest).
The Company completed its annual in depth review of its commercial mortgage loan portfolio in the third quarter of 2009. This review included an analysis of each property’s financial statements as of December 31, 2008, rent rolls and operating plans and budgets for 2009, a physical inspection of the property and other pertinent factors. Based on each property’s value determined during this review, the portfolio’s average loan to value ratio increased from 64% as of December 31, 2008 to 77% at December 31, 2009, driven by an average decline in property values of 18% since completion of the previous review during the third quarter of 2008. This 18% decrease is less than reported declines in commercial real estate values of 20% to 30% from peak prices achieved in late 2006 and into early 2007 to real estate values estimated during the second quarter of 2009. This was driven by management’s decision to not fully reflect peak prices in prior valuations, along with declines in value recognized during the Company’s 2008 portfolio review. In 2009, overall debt service coverage for the portfolio of commercial mortgage loans was approximately 1.5, which was unchanged since the 2008 portfolio review.

The following table reflects the commercial mortgage loan portfolio as of December 31, 2009 summarized by loan to value ratio based on the annual loan review completed in July, 2009.

Loan to Value Distribution
	Amortized Cost
Loan to Value Ratios	Senior	Subordinated	Total	% of Mortgage Loans
Below 50%	$199	$164	$363	10%
50% to 59%	309	—	309	9%
60% to 69%	383	37	420	12%
70% to 79%	524	72	596	17%
80% to 89%	838	47	885	25%
90% to 99%	666	17	683	19%
100% or above	251	15	266	8%

Totals	$3,170	$352	$3,522	100%

As summarized above, $352 million or 10% of the commercial mortgage loan portfolio is comprised of subordinated notes and loans, including $319 million of loans secured by first mortgages, which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans with strong borrower sponsorship, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interests, but would receive repayment only after satisfaction of the senior interest.
There are seven loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $16 million. Five of these loans have current debt service coverage of 1.0 or greater and two with debt service coverage below 1.0 have other mitigating factors including strong borrower sponsorship.
Although the property value declines increased the portfolio loan to value ratios, all but four of the approximately 180 loans that comprise the Company’s total mortgage loan portfolio continue to perform under their contractual terms, and the actual aggregate default rate is 3.6%. Given the quality and diversity of the underlying real estate, positive debt service coverage, significant borrower cash investment averaging nearly 30%, and only $201 million of loans maturing in the next twelve months, the Company remains confident that the vast majority of borrowers will continue to perform as required.
Commercial real estate fundamentals and values continued to decline in 2009 after completion of the portfolio review in the third quarter. While the vast majority of loans in the Company’s portfolio have positive debt service coverage of at least 1.0, the Company expects declines in debt service coverage to reflect further deterioration in fundamentals (higher vacancy rates and lower rental rates) resulting from ongoing weak economic conditions. Management’s current view is that property values have fallen by approximately 10% on average from values estimated as part of the third quarter 2009 portfolio review. However, the value of well located, well leased, institutional quality real estate appears to be stabilizing. See Critical Accounting Estimates beginning on page 55 of this Form 10-K for more information on the effect of declines in property values on commercial mortgage loans.
Other Long-term Investments
The Company’s other long-term investments include $561 million in private equity and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies and equity real estate. Because these investments have a subordinate position in the capital structure, the Company assumes a higher level of risk for higher expected returns. Many of these entities have experienced a decline in value over the last several quarters due to economic weakness and the disruption in the capital markets. To mitigate risk, these investments are diversified across approximately 60 separate partnerships, and approximately 35 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector, property type, and geographic region. No single partnership investment exceeds 8% of the Company’s private equity and real estate partnership portfolio. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.

Problem and Potential Problem Investments
“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems. The characteristics management considers include, but are not limited to, the following:
•	request from the borrower for restructuring;
•	principal or interest payments past due by more than 30 but fewer than 60 days;
•	downgrade in credit rating;
•	collateral losses on asset-backed securities; and
•	for commercial mortgages, deterioration of debt service coverage below 1.0 or value declines resulting in estimated loan-to-value ratios increasing to 100% or more.
The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for 2009 or 2008.
The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	December 31, 2009			December 31, 2008
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$103	$(49)	$54	$94	$(59)	$35
Problem commercial mortgage loans	169	(11)	158	—	—	—
Foreclosed real estate	59	—	59	—	—	—

Total problem investments	$331	$(60)	$271	$94	$(59)	$35

Potential problem bonds	$94	$(10)	$84	$140	$(14)	$126
Potential problem commercial mortgage loans	245	(6)	239	92	—	92

Total potential problem investments	$339	$(16)	$323	$232	$(14)	$218

Net problem investments represent 1.5% of total investments excluding policy loans. Net problem investments increased $236 million during 2009 primarily reflecting deterioration on six commercial mortgage loans totaling $217 million, one of which is held as foreclosed real estate.
Net potential problem investments represent 1.8% of total investments excluding policy loans. Net potential problem investments increased $105 million during 2009 primarily reflecting the addition of nine loans totaling $169 million to the potential problem loan list that were exhibiting signs of distress such as an elevated loan to value ratio or a low or negative debt service coverage. These loans were all performing according to their original contractual terms as of December 31, 2009 and although they are showing signs of distress, most of these loans are adequately collateralized. These additional nine loans were added to potential problem investments as a result of management’s in-depth commercial mortgage loan portfolio review completed in the third quarter of 2009.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the original loan agreement. Problem and potential problem commercial mortgage loans totaling $222 million, presented in the above table, are considered impaired. During 2009, the Company recorded a $17 million pre-tax ($11 million after-tax) increase to valuation reserves on impaired commercial mortgage loans. See Note 12 to the Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A beginning on page 55 of this Form 10-K for additional information regarding impaired commercial mortgage loans.
Summary
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

(In millions)	2009	2008
Credit-related (1)	$61	$44
Other (2)	8	97

Total (3)	$69	$141

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of new GAAP guidance for other-than-temporary impairments on April 1, 2009, Other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $31 million in 2009, $138 million in 2008 and $20 million in 2007. These impairments are included in both the credit related and other categories above.
The financial markets experienced a significant improvement during 2009. Both investment grade and below investment grade corporate credit indices reported significantly lower credit spreads and the S&P 500 posted a return of approximately 25% during this period. While credit spreads tightened in 2009 and asset values increased significantly, substantial uncertainty remains concerning the economic environment. As a result of this economic environment, risks in the Company’s investment portfolio remain elevated.
Continued economic weakness for an extended period could cause default rates to increase and recoveries to decline resulting in additional impairment losses for the Company. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Therefore, future credit-related losses are not expected to have a material adverse effect on the Company’s liquidity or financial condition.
While management believes the commercial mortgage loan portfolio is positioned to perform well due to the solid aggregate loan to value ratio, strong debt service coverage and minimal underwater position, the commercial real estate market continues to exhibit significant signs of distress and if these conditions remain for an extended period or worsen substantially, it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.

MARKET RISK
Financial Instruments
The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are:
•	Interest-rate risk on fixed-rate, domestic, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return and impact the value of liabilities for reinsured GMDB and GMIB contracts.
•	Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Taiwan dollar, euro, British pound, New Zealand dollar, and Hong Kong dollar. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.
•	Equity price risk for domestic equity securities and for the value of reinsured GMDB and GMIB contracts resulting from unfavorable changes in variable annuity account values based on underlying mutual fund investments.
For further discussion of reinsured contracts, see Note 7 for GMDB contracts and Note 11 for GMIB contracts in the Consolidated Financial Statements.
The Company’s Management of Market Risks
The Company predominantly relies on three techniques to manage its exposure to market risk:
•	Investment/liability matching. The Company generally selects investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of its related insurance and contractholder liabilities so that the Company can match the investments to its obligations. Shorter-term investments support generally shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive and health liabilities. Longer-term investments generally support products with longer pay out periods such as annuities and long-term disability liabilities.
•	Use of local currencies for foreign operations. The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies. While this technique does not reduce the Company’s foreign currency exposure of its net assets, it substantially limits exchange rate risk to those net assets.
•	Use of derivatives. The Company generally uses derivative financial instruments to minimize certain market risks and, from time to time, to enhance investment returns.
See Notes 2(C) and 13 to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.
Effect of Market Fluctuations on the Company
The examples that follow illustrate the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:
•	hypothetical changes in market interest rates, primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term debt and GMIB contracts;
•	hypothetical changes in market rates for foreign currencies, primarily for the net assets of foreign subsidiaries denominated in a foreign currency; and
•	hypothetical changes in market prices for equity exposures, primarily for equity securities and GMIB contracts.
In addition, hypothetical effects of changes in equity indices and foreign exchange rates are presented separately for futures contracts used in the GMDB equity hedge program.

Management believes that actual results could differ materially from these examples because:
•	these examples were developed using estimates and assumptions;
•	changes in the fair values of all insurance-related assets and liabilities have been excluded because their primary risks are insurance rather than market risk;
•	changes in the fair values of investments recorded using the equity method of accounting and liabilities for pension and other postretirement and postemployment benefit plans (and related assets) have been excluded, consistent with the disclosure guidance; and
•	changes in the fair values of other significant assets and liabilities such as goodwill, deferred policy acquisition costs, taxes, and various accrued liabilities have been excluded; because they are not financial instruments, their primary risks are other than market risk.
The effects of hypothetical changes in market rates or prices on the fair values of certain of the Company’s financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

Market scenario for
certain non-insurance	Loss in fair value
financial instruments (in millions)	2009	2008
100 basis point increase in interest rates	$700	$700
10% strengthening in U.S. dollar to foreign currencies	$190	$160
10% decrease in market prices for equity exposures	$50	$50
The Company’s foreign operations hold investment assets, such as fixed maturities, that are generally invested in the currency of the related liabilities. Due to the increase in the fair value of these investments in 2009, which are primarily denominated in the South Korean won, the effect of a hypothetical 10% strengthening in U.S. dollar to foreign currencies at December 31, 2009 was greater than that effect at December 31, 2008.
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
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $100 million in the fair value of the futures contracts outstanding under this program as of December 31, 2009. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 7 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
CIGNA Corporation and its subsidiaries (the “Company”) and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s productivity initiatives, litigation and other legal matters, operational improvement initiatives in the health care operations, and the outlook for the Company’s results for full year 2010 and beyond. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.
You should not place undue reliance on these forward-looking statements. The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:
1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;

2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;

3.	challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost and medical membership results, (v) delivering quality member and provider service using effective technology solutions, (vi) lowering administrative costs and (vii) transitioning to an integrated operating company model, including operating efficiencies related to the transition;

4.	risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to providers, government investigations and proceedings, and tax audits and related litigation;

5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the Health Care business;

6.	risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;

7.	significant changes in interest rates and deterioration in the loan to value ratios of commercial real estate investments for a sustained period of time;

8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business as well as the downgrade in the financial strength ratings of reinsurers which could result in increased statutory reserve or capital requirements;

9.	limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;

10.	the inability of the hedge program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);

11.	adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;

12.	adjustments to the assumptions (including annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plan in future periods as well as the recognition of additional pension obligations;

14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

15.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;

16.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of healthcare services provided to their workforce and our customers’ ability to pay receivables) and our vendors (including their ability to provide services);

17.	changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues (including health care reform legislation that could include, among other items, a broad based public sector alternative and/or alternative assessments and tax increases specific to the Company’s industry), which could increase cost and affect the market for the Company’s health care products and services; and amendments to income tax laws, which could affect the taxation of employer provided benefits and certain insurance products such as corporate-owned life insurance;

18.	potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

19.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;

20.	challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services;

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

22.	the ability of the Company to execute its growth plans by successfully managing Great-West Healthcare’s outsourcing projects and leveraging the Company’s capabilities and those of the businesses acquired from Great-West to further enhance the combined organization’s network access position, underwriting effectiveness, delivery of quality member and provider service, and increased penetration of its membership base with differentiated product offerings.
This list of important factors is not intended to be exhaustive. Other sections of the Form 10-K, including the “Risk Factors” section, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on Management’s assessment and the criteria set forth by COSO, it was determined that the Company’s internal controls over financial reporting are effective as of December 31, 2009.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page 168 in this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption “Market Risk” in the MD&A section of this Form 10-K is incorporated by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CIGNA Corporation
Consolidated Statements of Income

(In millions, except per share amounts)
For the years ended December 31,	2009	2008	2007
Revenues
Premiums and fees	$16,041	$16,253	$15,008
Net investment income	1,014	1,063	1,114
Mail order pharmacy revenues	1,282	1,204	1,118
Other revenues	120	751	368
Realized investment gains (losses)
Other-than-temporary impairments on debt securities, net	(47)	(213)	(31)
Other realized investment gains	4	43	47

Total realized investment gains (losses)	(43)	(170)	16

Total revenues	18,414	19,101	17,624

Benefits and Expenses
Health Care medical claims expense	6,927	7,252	6,798
Other benefit expenses	3,407	4,285	3,401
Mail order pharmacy cost of goods sold	1,036	961	904
Guaranteed minimum income benefits (income) expense	(304)	690	147
Other operating expenses	5,450	5,531	4,740

Total benefits and expenses	16,516	18,719	15,990

Income from Continuing Operations before Income Taxes	1,898	382	1,634

Income taxes (benefits):
Current	275	313	511
Deferred	319	(221)	—

Total taxes	594	92	511

Income from Continuing Operations	1,304	290	1,123
Income (Loss) from Discontinued Operations, Net of Taxes	1	4	(5)

Net Income	1,305	294	1,118
Less: Net Income Attributable to Noncontrolling Interest	3	2	3

Shareholders’ Net Income	$1,302	$292	$1,115

Basic Earnings Per Share:
Shareholders’ income from continuing operations	$4.75	$1.04	$3.91
Shareholders’ income (loss) from discontinued operations	—	0.01	(0.02)

Shareholders’ net income	$4.75	$1.05	$3.89

Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$4.73	$1.03	$3.86
Shareholders’ income (loss) from discontinued operations	—	0.02	(0.02)

Shareholders’ net income	$4.73	$1.05	$3.84

Dividends Declared Per Share	$0.04	$0.04	$0.04

Amounts Attributable to CIGNA:
Shareholders’ income from continuing operations	$1,301	$288	$1,120
Shareholders’ income (loss) from discontinued operations	1	4	(5)

Shareholders’ Net Income	$1,302	$292	$1,115

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

(In millions, except per share amounts)
As of December 31,	2009		2008
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $12,580; $11,492)		$13,443		$11,781
Equity securities, at fair value (cost, $137; $140)		113		112
Commercial mortgage loans		3,522		3,617
Policy loans		1,549		1,556
Real estate		124		53
Other long-term investments		595		632
Short-term investments		493		236

Total investments		19,839		17,987
Cash and cash equivalents		924		1,342
Accrued investment income		238		225
Premiums, accounts and notes receivable, net		1,361		1,407
Reinsurance recoverables		6,597		6,973
Deferred policy acquisition costs		943		789
Property and equipment		862		804
Deferred income taxes, net		1,029		1,617
Goodwill		2,876		2,878
Other assets, including other intangibles		1,056		1,520
Separate account assets		7,288		5,864

Total assets		$43,013		$41,406

Liabilities
Contractholder deposit funds		$8,484		$8,539
Future policy benefits		8,136		8,754
Unpaid claims and claim expenses		3,968		4,037
Health Care medical claims payable		921		924
Unearned premiums and fees		427		414

Total insurance and contractholder liabilities		21,936		22,668
Accounts payable, accrued expenses and other liabilities		5,797		6,869
Short-term debt		104		301
Long-term debt		2,436		2,090
Nonrecourse obligations		23		16
Separate account liabilities		7,288		5,864

Total liabilities		37,584		37,808

Contingencies — Note 23
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,514		2,502
Net unrealized appreciation (depreciation), fixed maturities	$378		$(147)
Net unrealized appreciation, equity securities	4		7
Net unrealized depreciation, derivatives	(30)		(13)
Net translation of foreign currencies	(12)		(60)
Postretirement benefits liability adjustment	(958)		(861)

Accumulated other comprehensive loss		(618)		(1,074)
Retained earnings		8,625		7,374
Less treasury stock, at cost		(5,192)		(5,298)

Total shareholders’ equity		5,417		3,592
Noncontrolling interest		12		6

Total equity		5,429		3,598

Total liabilities and equity		$43,013		$41,406

Shareholders’ Equity Per Share		$19.75		$13.25

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income
and Changes in Total Equity

	2009		2008		2007
	Compre-		Compre-		Compre-
(In millions, except per share amounts)	hensive	Total	hensive	Total	hensive	Total
For the years ended December 31,	Income	Equity	Income	Equity	Income	Equity
Common Stock, beginning of year		$88		$88		$40
Effect of issuance of stock for stock split		—		—		48

Common Stock, end of year		88		88		88

Additional Paid-In Capital, beginning of year		2,502		2,474		2,451
Effect of issuance of stock for stock split		—		—		(48)
Effect of issuance of stock for employee benefit plans		12		28		71

Additional Paid-In Capital, end of year		2,514		2,502		2,474

Accumulated Other Comprehensive Income (Loss), beginning of year		(1,074)		51		(169)
Implementation effect of updated guidance on other-than-temporary impairments (see Note 2)		(18)		—		—
Implementation effect of updated guidance on certain hybrid financial instruments (See Note 2)		—		—		(12)
Net unrealized appreciation (depreciation), fixed maturities	$543	543	$(287)	(287)	$(47)	(47)
Net unrealized depreciation, equity securities	(3)	(3)	—	—	(3)	(3)

Net unrealized appreciation (depreciation) on securities	540		(287)		(50)
Net unrealized appreciation (depreciation), derivatives	(17)	(17)	6	6	(4)	(4)
Net translation of foreign currencies	48	48	(121)	(121)	28	28
Postretirement benefits liability adjustment	(97)	(97)	(723)	(723)	258	258

Other comprehensive income (loss)	474		(1,125)		232

Accumulated Other Comprehensive Income (Loss), end of year		(618)		(1,074)		51

Retained Earnings, beginning of year		7,374		7,113		6,177
Implementation effect of updated guidance on other-than-temporary impairments (See Note 2)		18		—		—
Implementation effect of updated guidance on certain hybrid financial instruments (See Note 2)		—		—		12
Implementation effect of updated guidance on uncertain tax positions (See Note 2)		—		—		(29)
Shareholders’ net income	1,302	1,302	292	292	1,115	1,115
Effect of issuance of stock for employee benefit plans		(58)		(20)		(151)
Common dividends declared (per share: $0.04; $0.04; $0.04)		(11)		(11)		(11)

Retained Earnings, end of year		8,625		7,374		7,113

Treasury Stock, beginning of year		(5,298)		(4,978)		(4,169)
Repurchase of common stock		—		(378)		(1,158)
Other, primarily issuance of treasury stock for employee benefit plans		106		58		349

Treasury Stock, end of year		(5,192)		(5,298)		(4,978)

Shareholders’ Comprehensive Income (Loss) and Shareholders’ Equity	1,776	5,417	(833)	3,592	1,347	4,748

Noncontrolling interest, beginning of year		6		6		3
Net income attributable to noncontrolling interest	3	3	2	2	3	3
Accumulated other comprehensive income attributable to noncontrolling interest	3	3	(2)	(2)	—	—

Noncontrolling interest, end of year	6	12	—	6	3	6

Total Comprehensive Income and Total Equity	$1,782	$5,429	$(833)	$3,598	$1,350	$4,754

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

(In millions)
For the years ended December 31,	2009	2008	2007
Cash Flows from Operating Activities
Net income	$1,305	$294	$1,118
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1)	(4)	5
Insurance liabilities	(357)	485	(24)
Reinsurance recoverables	30	63	159
Deferred policy acquisition costs	(109)	(74)	(106)
Premiums, accounts and notes receivable	49	219	47
Other assets	452	(860)	(134)
Accounts payable, accrued expenses and other liabilities	(1,321)	1,466	150
Current income taxes	55	(72)	10
Deferred income taxes	319	(221)	—
Realized investment (gains) losses	43	170	(16)
Depreciation and amortization	268	244	194
Gains on sales of businesses (excluding discontinued operations)	(32)	(38)	(47)
Mortgage loans originated and held for sale	—	—	(80)
Proceeds from sales of mortgage loans held for sale	1	1	76
Other, net	43	(17)	(10)

Net cash provided by operating activities	745	1,656	1,342

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	927	1,459	1,012
Equity securities	22	6	28
Commercial mortgage loans	61	48	1,293
Other (primarily short-term and other long-term investments)	910	492	260
Investment maturities and repayments:
Fixed maturities	1,100	872	973
Commercial mortgage loans	94	98	123
Investments purchased:
Fixed maturities	(2,916)	(2,681)	(2,150)
Equity securities	(14)	(18)	(27)
Commercial mortgage loans	(175)	(488)	(693)
Other (primarily short-term and other long-term investments)	(1,187)	(776)	(394)
Property and equipment sales	—	—	82
Property and equipment purchases	(307)	(257)	(262)
Acquisition of Great-West Healthcare, net of cash acquired	—	(1,319)	—
Cash provided by investing activities of discontinued operations	—	—	70
Other (primarily other acquisitions/dispositions)	—	(8)	(46)

Net cash provided by (used in) investing activities	(1,485)	(2,572)	269

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,312	1,305	1,175
Withdrawals and benefit payments from contractholder deposit funds	(1,223)	(1,214)	(1,368)
Change in cash overdraft position	53	(17)	(20)
Net change in short-term debt	(199)	298	—
Net proceeds on issuance of long-term debt	346	297	498
Repayment of long-term debt	(1)	—	(378)
Repurchase of common stock	—	(378)	(1,185)
Issuance of common stock	30	37	248
Common dividends paid	(11)	(14)	(11)

Net cash provided by (used in) financing activities	307	314	(1,041)

Effect of foreign currency rate changes on cash and cash equivalents	15	(26)	8

Net increase (decrease) in cash and cash equivalents	(418)	(628)	578
Cash and cash equivalents, beginning of year	1,342	1,970	1,392

Cash and cash equivalents, end of year	$924	$1,342	$1,970

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$220	$366	$455
Interest paid	$158	$140	$122
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
Note 2 — Summary of Significant Accounting Policies
A. Basis of Presentation
The consolidated financial statements include the accounts of CIGNA Corporation, its significant subsidiaries, and variable interest entities for which the Company has determined it is the primary beneficiary. Intercompany transactions and accounts have been eliminated in consolidation.
These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Amounts recorded in the consolidated financial statements reflect management’s estimates and assumptions about medical costs, investment valuation, interest rates and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates.
In preparing these consolidated financial statements, the Company has evaluated events that occurred between the balance sheet date and February 25, 2010.
Certain reclassifications have been made to prior period amounts to conform to the presentation of 2009 amounts. In addition, certain amounts have been restated as a result of the adoption of new accounting pronouncements.
Discontinued operations. Summarized financial data for discontinued operations in 2009 primarily represents a tax benefit from a past divestiture resolved at the completion of the 2005 and 2006 IRS examinations.
Discontinued operations for 2008 primarily represents an after-tax gain of $3 million from the settlement of certain issues related to a past divestiture.
Discontinued operations for 2007 primarily reflects:
•	impairment losses related to the dispositions of several Latin American insurance operations as discussed in Note 3; and
•	realized gains on the disposition of certain directly-owned real estate investments as discussed in Note 14.
Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.

(In millions)	2009	2008	2007
Income before income (taxes) benefits	$—	$3	$25
Income (taxes) benefits	1	1	(7)

Income from operations	1	4	18
Impairment loss, net of tax	—	—	(23)

Income (loss) from discontinued operations, net of taxes	$1	$4	$(5)

Variable interest entities. As of December 31, 2009 and 2008 the Company determined it was not a primary beneficiary in any variable interest entities.

B. Recent Accounting Pronouncements
Accounting Standards Codification. The Financial Accounting Standards Board (“FASB”) has established the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative accounting guidance effective for financial reporting in 2009. Therefore, the Company has used the Codification section or description when referring to GAAP.
Other-than-temporary impairments. On April 1, 2009, the Company adopted the FASB’s updated guidance for evaluating whether an impairment is other than temporary for fixed maturities with declines in fair value below amortized cost (ASC 320). It requires assessing the Company’s intent to sell or whether it is more likely than not that the Company will be required to sell such fixed maturities before their fair values recover. If so, an impairment loss is recognized in net income for the excess of the amortized cost over fair value. The Company must also determine if it does not expect to recover the amortized cost of fixed maturities with declines in fair value (even if it does not intend to sell or will not be required to sell these fixed maturities). In this case, the credit portion of the impairment loss is recognized in net income and the non-credit portion of an impairment loss is recognized in a separate component of shareholders’ equity. A reclassification adjustment from retained earnings to accumulated other comprehensive income was required for previously impaired fixed maturities that have a non-credit loss as of the date of adoption, net of related tax effects.
The cumulative effect of adoption increased the Company’s retained earnings with an offsetting decrease to accumulated other comprehensive income of $18 million, with no overall change to shareholders’ equity. See Note 12 for information on the Company’s other-than-temporary impairments including additional required disclosures.
Noncontrolling interests in subsidiaries. Effective January 1, 2009, the Company adopted the FASB’s updated guidance on accounting for noncontrolling interests (ASC 810) through retroactive restatement of prior financial statements and reclassified $3 million of noncontrolling interest as of January 1, 2007 from Accounts payable, accrued expenses and other liabilities to Noncontrolling interest in total equity. In addition, net income attributable to the noncontrolling interest of $2 million in 2008 and $3 million in 2007 has been reclassified to be included in net income, with a reduction to net income to determine net income attributable to the Company’s shareholders (“shareholders’ net income”).
Earnings per share. Effective January 1, 2009, the Company adopted the FASB’s updated earnings per share guidance (ASC 260) for determining participating securities that requires unvested restricted stock awards containing rights to nonforfeitable dividends to be included in the denominator of both basic and diluted earnings per share (“EPS”) calculations. Prior period EPS data have been restated to reflect the adoption of this guidance. See Note 4 for the effects of this guidance on previously reported EPS amounts.
Business combinations. Effective January 1, 2009, the Company adopted the FASB’s guidance on accounting for business combinations (ASC 805) that requires fair value measurements for all future acquisitions, including contingent purchase price and certain contingent assets or liabilities of the entity to be acquired, requires acquisition-related and restructuring costs to be expensed as incurred and requires changes in tax items after the acquisition date to be reported in income tax expense. There were no effects to the Company’s Consolidated Financial Statements at adoption.
Derivatives disclosures. Effective January 1, 2009, the Company expanded its disclosures on derivatives and hedging activities to comply with the FASB’s updated guidance (ASC 815) that requires the Company to disclose the purpose for using derivative instruments, their accounting treatment and related effects on financial condition, results of operations and liquidity. See Note 13 for information on the Company’s derivative financial instruments including these additional required disclosures.
Fair value measurements. Effective January 1, 2008, the Company adopted the FASB’s fair value disclosure and measurement guidance (ASC 820) that expands disclosures about fair value measurements and clarifies how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability (exit price). In addition, the FASB amended the fair value guidance in 2008 to provide additional guidance for determining the fair value of a financial asset when the market for that instrument is not active. In 2009, the Company also adopted FASB guidance on measuring the fair value of non-financial assets and liabilities, certain financial liabilities and investments in certain entities using their net asset value or its equivalent. See Note 11 for information on the Company’s fair value measurements. In addition, in 2009 the Company adopted new FASB guidance on expanded fair value disclosures for assets supporting its pension and other postretirement benefit plans. See Note 10 for further information.

The Company carries certain financial instruments at fair value in the financial statements including approximately $14 billion in invested assets at December 31, 2009. The Company also carries derivative instruments at fair value, including assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits (GMIB assets and liabilities) under certain variable annuity contracts issued by other insurance companies and related retrocessional contracts. The Company also reports separate account assets at fair value; however, changes in the fair values of these assets accrue directly to policyholders and are not included in the Company’s revenues and expenses. At the adoption of this fair value guidance, there were no effects to the Company’s measurements of fair values for financial instruments other than for GMIB assets and liabilities discussed below. In addition, there were no effects to the Company’s measurements of financial assets and non-financial assets and liabilities from adopting the FASB’s 2008 and 2009 amendments to their fair value guidance.
At adoption, the Company was required to change certain assumptions used to estimate the fair values of GMIB assets and liabilities. Because there is no market for these contracts, the assumptions used to estimate their fair values at adoption were determined using a hypothetical market participant’s view of exit price, rather than using historical market data and actual experience to establish the Company’s future expectations. Certain of these assumptions (primarily related to annuitant behavior) have limited or no observable market data so determining an exit price requires the Company to exercise significant judgment and make critical accounting estimates. On adoption, the Company recorded a charge of $131 million after-tax, net of reinsurance ($202 million pre-tax), in Run-off Reinsurance.
The Company’s results of operations related to this business are expected to continue to be volatile in future periods because several underlying assumptions (primarily interest rates) will be based on current market-observable inputs which will likely change each period. See Note 11 for additional information.
Transfers of financial assets. In 2009, the FASB issued guidance for accounting for transfers of financial assets (ASC 860) that changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. The recognition and measurement provisions of this guidance must be applied to transfers that occur on or after January 1, 2010. On adoption, the Company does not expect a material effect to its results of operations or financial condition.
Variable interest entities. In 2009, the FASB amended guidance (ASC 810) that requires quarterly qualitative analysis to determine whether a variable interest entity must be consolidated by the Company primarily based on the entity’s purpose and design, the Company’s ability to direct the entity’s activities that most significantly impact its economic performance, and the Company’s right or obligation to participate in that performance. A variable interest entity is insufficiently capitalized or is not controlled through voting or similar rights. These amendments must also be applied to qualifying special-purpose entities formerly excluded from such analysis. Any changes in the Company’s consolidated entities resulting from these requirements may be recognized through an adjustment to retained earnings for the cumulative effect of implementing at the January 1, 2010 date of adoption or through retrospective restatement of prior period financial statements. In addition, this guidance requires the Company to disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. On adoption, the Company does not expect a material effect to its results of operations or financial condition.
Fair value option. Effective January 1, 2008, the Company adopted FASB updated guidance for the fair value option for financial assets and liabilities (ASC 825), which permits entities to choose fair value measurement at the time of acquisition of many financial instruments, including insurance contracts, with subsequent changes in fair value to be reported in net income for the period. The adoption of this guidance did not impact the Company’s consolidated financial statements, as no items were elected for fair value measurement.
Uncertain tax positions. Effective January 1, 2007, the Company implemented updated FASB guidance (ASC 740) on accounting for uncertain tax positions that are “more likely than not” to result in a benefit if challenged by the Internal Revenue Service (“IRS”). The cumulative effect of implementing the guidance for unrecognized tax benefits decreased opening retained earnings by $29 million. See Note 19 for additional information.
Certain financial instruments. Effective January 1, 2007, the Company adopted updated FASB guidance on accounting for certain hybrid financial instruments (ASC 815). At adoption, the Company elected to fair value certain existing investments in preferred stock and debt securities with call or conversion features (hybrid securities) and future changes in the fair value of these investments will be reported in net income. As a result, the Company reclassified $12 million after-tax of unrealized appreciation from the opening balance of accumulated other comprehensive loss to retained earnings with no net change to total shareholders’ equity. See Note 12(A) for a review of instruments that the Company has elected to fair value.

C. Investments
The Company’s accounting policies for investment assets are discussed below:
Fixed maturities and equity securities. Fixed maturities include bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. Equity securities include common stocks and preferred stocks that are non-redeemable or redeemable only by the issuer. These investments are primarily classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders’ equity. Beginning April 1, 2009, when the Company determines it does not expect to recover the amortized cost basis of fixed maturities with declines in fair value (even if it does not intend to sell or will not be required to sell these fixed maturities), the credit portion of the impairment loss is recognized in net income and the non-credit portion, if any, is recognized in a separate component of shareholders’ equity. The credit portion is the difference between the amortized cost basis of the fixed maturity and the net present value of its projected future cash flows. Projected future cash flows are based on qualitative and quantitative factors, including probability of default, and the estimated timing and amount of recovery. For mortgage and asset-backed securities, estimated future cash flows are based on assumptions about the collateral attributes including prepayment speeds, default rates and changes in value. Equity securities and, prior to April 1, 2009, fixed maturities were considered impaired, and their cost basis was written down to fair value through earnings, when management did not expect to recover the amortized cost, or if the Company could not demonstrate its intent or ability to hold the investment until full recovery. Fixed maturities and equity securities also include certain trading and hybrid securities carried at fair value with changes in fair value reported in realized investment gains and losses, beginning after the implementation of updated guidance on certain hybrid financial instruments on January 1, 2007. The Company elected fair value accounting for certain hybrid securities to simplify accounting and mitigate volatility in results of operations and financial condition.
Commercial mortgage loans. Mortgage loans held by the Company are made exclusively to commercial borrowers, therefore there is no exposure to either prime or sub-prime residential mortgages. Generally, commercial mortgage loans are carried at unpaid principal balances and are issued at a fixed rate of interest. Commercial mortgage loans held for sale are carried at the lower of unpaid principal balance or fair value with any resulting valuation allowance reported in realized investment gains and losses. Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the original loan agreement. Impaired loans are carried at the lower of unpaid principal or fair value of the underlying collateral. Valuation reserves reflect any changes in fair value. The Company estimates the fair value of the underlying collateral using internal valuations generally based on discounted cash flow analyses.
Policy loans. Policy loans are carried at unpaid principal balances.
Real estate. Investment real estate can be “held and used” or “held for sale”. The Company accounts for real estate as follows:
•	Real estate “held and used” is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans. The Company carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset.
•	Real estate is “held for sale” when a buyer’s investigation is completed, a deposit has been received and the sale is expected to be completed within the next year. Real estate held for sale is carried at the lower of carrying value or current fair value, less estimated costs to sell, and is not depreciated. Valuation reserves reflect any changes in fair value.
•	The Company uses several methods to determine the fair value of real estate, but relies primarily on discounted cash flow analyses and, in some cases, third-party appraisals.
At the time of foreclosure, properties are reclassified from commercial mortgage loans to real estate. The Company rehabilitates, re-leases and sells foreclosed properties. This process usually takes from two to four years unless management considers a near-term sale preferable.
Other long-term investments. Other long-term investments include investments in unconsolidated entities. These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company’s ownership percentage of reported income or loss in cases where the Company has significant influence, otherwise the investment is carried at cost. Income from certain entities is reported on a one quarter lag depending on when their financial information is received. Also included in other long-term investments are loans to unconsolidated real estate entities secured by the equity interests of these real estate entities, which are carried at unpaid principal balances (mezzanine loans). These other long-term investments are considered impaired, and written down to their fair value, when cash flows indicate that the carrying value may not be recoverable. Fair value is generally determined based on a discounted cash flow analysis.

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 13 for information on the Company’s accounting policies for these derivative financial instruments.
Short-term investments. Investments with maturities of less than one year from time of purchase are classified as short-term, available for sale and carried at fair value, which approximates cost.
Derivative financial instruments. Note 13 discusses the Company’s accounting policies for derivative financial instruments.
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
Unrealized gains and losses on fixed maturities and equity securities carried at fair value (excluding trading and hybrid securities) and certain derivatives are included in accumulated other comprehensive income (loss), net of:
•	amounts required to adjust future policy benefits for the run-off settlement annuity business; and
•	deferred income taxes.
D. Cash and Cash Equivalents
Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase that are classified as held to maturity and carried at amortized cost. The Company reclassifies cash overdraft positions to “accounts payable, accrued expenses and other liabilities” when the legal right of offset does not exist.
E. Premiums, Accounts and Notes Receivable and Reinsurance Recoverables
Premiums, accounts and notes receivable are reported net of an allowance for doubtful accounts of $43 million as of December 31, 2009 and $50 million as of December 31, 2008. Reinsurance recoverables are estimates of amounts that the Company will receive from reinsurers and are recorded net of an allowance for unrecoverable reinsurance of $15 million as of December 31, 2009 and $23 million as of December 31, 2008. The Company estimates these allowances for doubtful accounts for premiums, accounts and notes receivable, as well as for reinsurance recoverables, using management’s best estimate of collectibility, taking into consideration the aging of receivables, historical collection patterns and other economic factors.
F. Deferred Policy Acquisition Costs
Acquisition costs include sales compensation, commissions, direct response marketing, telemarketing, premium taxes and other costs that the Company incurs in connection with new and renewal business. Depending on the product line they relate to, the Company records acquisition costs in different ways. Acquisition costs for:
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

For universal life, annuity and other individual products, management estimates the present value of future revenues less expected payments. For group health indemnity products, management estimates the sum of future expected claims and related costs less unearned premiums and anticipated net investment income. If management’s estimates are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. The Company recorded in other operating expenses amortization for policy acquisition costs of $299 million in 2009, $314 million in 2008 and $242 million in 2007. There are no deferred policy acquisition costs attributable to the sold individual life insurance and annuity and retirement businesses or the run-off reinsurance operations.
G. Property and Equipment
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
The Company calculates depreciation and amortization principally using the straight-line method based on the estimated useful life of each asset as follows: buildings and improvements, 1 year to 40 years; and equipment and software, 1 year to 10 years. See Note 9 for additional information.
H. Goodwill
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
I. Other Assets, including Other Intangibles
Other assets consist of various insurance-related assets and the gain position of certain derivatives, primarily GMIB assets. The Company’s other intangible assets include purchased customer and producer relationships, provider networks, and trademarks. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from 1 to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred. See Note 9 for additional information.
J. Separate Account Assets and Liabilities
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
K. Contractholder Deposit Funds
Liabilities for contractholder deposit funds include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges.

L. Future Policy Benefits
Future policy benefits are liabilities for the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and primarily consist of reserves for annuity contracts, life insurance benefits, guaranteed minimum death benefit (“GMDB”) contracts and certain life, accident and health insurance products in our International operations.
Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality and surrenders, allowing for adverse deviation. Mortality, morbidity, and surrender assumptions are based on either the Company’s own experience or actuarial tables. Interest rate assumptions are based on management’s judgment considering the Company’s experience and future expectations, and range from 1.5% to 10%. Obligations for the run-off settlement annuity business include adjustments for investment returns consistent with requirements of GAAP when a premium deficiency exists.
Certain reinsurance contracts contain guaranteed minimum death benefits under variable annuities issued by other insurance companies. These obligations represent the guaranteed death benefit in excess of the contractholder’s account values (based on underlying equity and bond mutual fund investments). These obligations are estimated based on assumptions regarding lapse, partial surrenders, mortality, interest rates (mean investment performance and discount rate), market volatility as well as investment returns and premiums, consistent with the requirements of GAAP when a premium deficiency exists. Lapse, partial surrenders, mortality, interest rates and volatility are based on management’s judgment considering the Company’s experience and future expectations. The results of futures contracts used in the GMDB equity hedge program are reflected in the liability calculation as a component of investment returns. See also Note 7 for additional information.
M. Unpaid Claims and Claims Expenses
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
The Company discounts certain claim liabilities related to group long-term disability and workers’ compensation because benefit payments may be made over an extended period. Discount rate assumptions are based on projected investment returns for the asset portfolios that support these liabilities and range from 3.5% to 7.3%. When estimates change, the Company records the adjustment in benefits and expenses in the period in which the change in estimate is identified. Discounted liabilities associated with the long-term disability and certain workers’ compensation businesses were $3.1 billion at December 31, 2009 and $3.2 billion at December 31, 2008.

N. Health Care Medical Claims Payable
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
Because historical trend factors are often not representative of current claim trends, the trend experienced for the most recent history along with an analysis of emerging trends, have been taken into consideration in establishing the liability for Health Care medical claims payable at December 31, 2009 and 2008. It is possible that the actual medical trend for the current period will develop differently from that expected, which could have a material impact on the Company’s medical claims payable and net income.
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

O. Unearned Premiums and Fees
Premiums for life, accident and health insurance are recognized as revenue on a pro rata basis over the contract period. Fees for mortality and contract administration of universal life products are recognized ratably over the coverage period. The unrecognized portion of these amounts is recorded as unearned premiums and fees.
P. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consist principally of pension, other postretirement and postemployment benefits and various insurance-related liabilities, including amounts related to reinsurance contracts and insurance-related assessments that management can reasonably estimate. Accounts payable, accrued expenses and other liabilities also include certain overdraft positions and the loss position of certain derivatives, primarily for GMIB contracts (see Note 13). Legal costs to defend the Company’s litigation and arbitration matters are expensed when incurred in cases for which the Company cannot reasonably estimate the ultimate cost to defend. In cases for which the Company can reasonably estimate the cost to defend, these costs are recognized when the claim is reported.
Q. Translation of Foreign Currencies
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
Revenue for investment-related products is recognized as follows:
•	Net investment income on assets supporting investment-related products is recognized as earned.
•	Contract fees, which are based upon related administrative expenses, are recognized in premiums and fees as they are earned ratably over the contract period.
Benefits and expenses for investment-related products consist primarily of income credited to policyholders in accordance with contract provisions.
Revenue for universal life products is recognized as follows:
•	Net investment income on assets supporting universal life products is recognized as earned.
•	Fees for mortality and surrender charges are recognized as assessed, which is as earned.
•	Administration fees are recognized as services are provided.
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

S. Stock Compensation
The Company records compensation expense for stock awards and options over their vesting periods based on the estimated fair value of the stock options, which is calculated using an option-pricing model. Compensation expense is recorded for restricted stock grants and units over their vesting periods based on fair value, which is equal to the market price of the Company’s common stock on the date of grant.
T. Participating Business
The Company’s participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company’s life insurance subsidiaries. Participating insurance accounted for approximately 1% of the Company’s total life insurance in force at the end of 2009 and approximately 2% of the Company’s total life insurance in force at the end of 2008 and 2007.
U. Income Taxes
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
The Company recognizes deferred income taxes when the financial statement and tax-based carrying values of assets and liabilities are different and recognizes deferred income tax liabilities on the unremitted earnings of foreign subsidiaries that are not permanently invested overseas. For subsidiaries whose earnings are considered permanently invested overseas, income taxes are accrued at the local foreign tax rate. The Company establishes valuation allowances against deferred tax assets if it is more likely than not that the deferred tax asset will not be realized. The need for a valuation allowance is determined based on the evaluation of various factors, including expectations of future earnings and management’s judgment. Note 19 contains detailed information about the Company’s income taxes.
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
In accordance with the FASB’s guidance on accounting for business combinations, the Company completed its allocation of the total purchase price to the tangible and intangible net assets acquired based on management’s estimates of their fair values. Accordingly, approximately $290 million was allocated to intangible assets, primarily customer relationships and internal-use software. The weighted average amortization period was 9 years for customer relationships and 6 years for internal-use software. The remainder, net of tangible net assets acquired, was goodwill which approximated $1.1 billion and was allocated entirely to the Health Care segment. Substantially all of the goodwill is tax deductible and is being amortized over 15 years for federal income tax purposes.

The condensed balance sheet of Great-West Healthcare at the acquisition date was as follows:

(In millions)
Investments	$147
Cash and cash equivalents	55
Premiums, accounts and notes receivable	226
Reinsurance recoverables	12
Property and equipment (primarily capitalized software)	142
Deferred income taxes	7
Goodwill	1,095
Other assets, including other intangibles	151

Total assets acquired	1,835

Future policy benefits	78
Unpaid claims and claim expenses	15
Health Care medical claims payable	90
Accounts payable, accrued expenses and other liabilities (1)	278

Total liabilities acquired	461

Net assets acquired	$1,374

(1)	Includes $18 million of liabilities related to integration activities: severance of $14 million and consolidation of facilities of $4 million.
The results of Great-West Healthcare have been included in the Company’s Consolidated Financial Statements from the date of acquisition.
The following table presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2007. The pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	(Unaudited)
	Year Ended December 31,
(In millions, except per share amounts)	2008	2007
Total revenues	$19,469	$19,173
Shareholders’ income from continuing operations	$309	$1,224
Shareholders’ net income	$313	$1,219
Earnings per share:
Shareholders’ income from continuing operations
Basic	$1.11	$4.27
Diluted	$1.11	$4.22
Shareholders’ net income
Basic	$1.13	$4.26
Diluted	$1.12	$4.20
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

C. Sale of Retirement Benefits Business
In 2004, the Company sold its retirement benefits business, excluding the corporate life insurance business, for cash proceeds of $2.1 billion. The sale resulted in an initial after-tax gain of $809 million, of which $267 million after-tax was recognized immediately and the remaining amount was deferred. The Company recognized deferred gains of $4 million after-tax in 2009 and 2008, as well as $5 million after-tax in 2007. As of December 31, 2009, the remaining deferred gain of $29 million after-tax will be recognized in the Company’s results of operations through 2032.
D. Sale of Individual Life Insurance and Annuity Business
In 1998, the Company sold its individual life insurance and annuity business for cash proceeds of $1.4 billion. The sale generated an after-tax gain of approximately $800 million, the majority of which was deferred and is recognized at the rate that earnings from the sold business would have been expected to emerge (primarily over 15 years on a declining basis). The Company recognized deferred gains of $18 million after-tax in 2009, $21 million after-tax in 2008 and $25 million after-tax in 2007. The remaining deferred gain of $90 million after-tax will be recognized in the Company’s results of operations through 2027.
Note 4 — Earnings Per Share
Basic and diluted earnings per share were computed as follows:

		Effect of
(In millions, except per share amounts)	Basic	Dilution	Diluted
2009
Shareholders’ income from continuing operations	$1,301	$—	$1,301

Shares (in thousands):
Weighted average	274,058	—	274,058
Options		1,299	1,299

Total shares	274,058	1,299	275,357

EPS	$4.75	$(0.02)	$4.73

2008
Shareholders’ income from continuing operations	$288	$—	$288

Shares (in thousands):
Weighted average	277,317	—	277,317
Options		1,526	1,526

Total shares	277,317	1,526	278,843

EPS	$1.04	$(0.01)	$1.03

2007
Shareholders’ income from continuing operations	$1,120	$—	$1,120

Shares (in thousands):
Weighted average	286,357	—	286,357
Options		3,776	3,776

Total shares	286,357	3,776	290,133

EPS	$3.91	$(0.05)	$3.86

As described in Note 2, effective in 2009, the Company adopted the FASB’s new guidance for determining participating securities which requires the Company’s unvested restricted stock awards to be included in weighted average shares instead of being considered a common stock equivalent. Prior years’ share information has been restated as follows:

2008
	Basic		Diluted
	As originally		As originally
	reported	As adjusted	reported	As adjusted
Shareholders’ income from continuing operations	$1.05	$1.04	$1.04	$1.03

2007
	Basic		Diluted
	As originally		As originally
	reported	As adjusted	reported	As adjusted
Shareholders’ income from continuing operations	$3.95	$3.91	$3.88	$3.86
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

(In millions)	2009	2008	2007
Antidilutive options	8.8	6.3	1.2
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

(In millions)	2009	2008
Incurred but not yet reported	$790	$782
Reported claims in process	114	114
Other medical expense payable	17	28

Medical claims payable	$921	$924

Activity in medical claims payable was as follows:

(In millions)	2009	2008	2007
Balance at January 1,	$924	$975	$960
Less: Reinsurance and other amounts recoverable	211	258	250

Balance at January 1, net	713	717	710
Acquired April 1, net	—	90	—
Incurred claims related to:
Current year	6,970	7,312	6,878
Prior years	(43)	(60)	(80)

Total incurred	6,927	7,252	6,798
Paid claims related to:
Current year	6,278	6,716	6,197
Prior years	647	630	594

Total paid	6,925	7,346	6,791
Balance at December 31, net	715	713	717
Add: Reinsurance and other amounts recoverable	206	211	258

Balance at December 31,	$921	$924	$975

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 8 for additional information on reinsurance. For the year ended December 31, 2009, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $43 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2008. Actual completion factors resulted in a reduction in medical claims payable of $21 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $22 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business.
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
The corresponding impact of prior year development on shareholders’ net income was not material for the years ended December 31, 2009 and December 31, 2008. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:
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
Note 6 — Initiatives to Lower Operating Expenses
As part of its strategy, the Company has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers and to reduce costs.
During 2008 and 2009, the Company conducted a comprehensive review to reduce the operating expenses of its ongoing businesses (“cost reduction program”). As a result, the Company recognized severance-related and real estate charges in other operating expenses.
Severance charges in 2008 and 2009 resulted from reductions of approximately 2,350 positions in the Company’s workforce.
Cost reduction activity for 2008 and 2009 was as follows:

Pre-tax (In millions)	Severance	Real Estate	Total
Fourth Quarter 2008 charge (balance carried to January 1, 2009)	$44	$11	$55

Second Quarter	14	—	14
Third Quarter	10	—	10
Fourth Quarter	20	—	20

Subtotal — 2009 charges	44	—	44
Less: Payments	55	3	58

Balance, December 31, 2009	$33	$8	$41

The Health Care segment recorded $37 million pre-tax ($24 million after-tax) of the 2009 charges and $44 million pre-tax ($27 million after-tax) of the 2008 charge. The remainder of the 2009 and 2008 charges were reported as follows: Disability and Life: $5 million pre-tax ($4 million after-tax) in 2009 and $3 million pre-tax ($2 million after-tax) in 2008; and International: $2 million pre-tax ($1 million after-tax) in 2009 and $8 million pre-tax ($6 million after-tax) in 2008. Substantially all severance is expected to be paid by the end of 2010.
Note 7 — Guaranteed Minimum Death Benefit Contracts
The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a guaranteed minimum death benefit (“GMDB”), also known as variable annuity death benefits (“VADBe”), under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. The Company has equity and other market exposures as a result of this product. In periods of declining equity markets and in periods of flat equity markets following a decline, the Company’s liabilities for these guaranteed minimum death benefits increase. Conversely, in periods of rising equity markets, the Company’s liabilities for these guaranteed minimum death benefits decrease.

In order to substantially reduce the equity market exposures relating to guaranteed minimum death benefit contracts, the Company operates a dynamic hedge program (“GMDB equity hedge program”), using exchange-traded futures contracts. The hedge program is designed to offset both positive and negative impacts of changes in equity markets on the GMDB liability. The hedge program involves detailed, daily monitoring of equity market movements and rebalancing the futures contracts within established parameters. While the hedge program is actively managed, it may not exactly offset changes in the GMDB liability due to, among other things, divergence between the performance of the underlying mutual funds and the hedge instruments, high levels of volatility in the equity markets, and differences between actual contractholder behavior and what is assumed. The performance of the underlying mutual funds compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis. Although this hedge program does not qualify for GAAP hedge accounting, it is an economic hedge because it is designed to reduce and is effective in reducing equity market exposures resulting from this product. The results of the futures contracts are included in other revenue and amounts reflecting corresponding changes in liabilities for these GMDB contracts are included in benefits and expenses.
In 2000, the Company determined that the GMDB reinsurance business was premium deficient because the recorded future policy benefit reserve was less than the expected present value of future claims and expenses less the expected present value of future premiums and investment income using revised assumptions based on actual and expected experience. As a result, the Company increased its reserves. Since that time, the Company has tested for premium deficiency by performing a reserve review on a quarterly basis using current market conditions and assumptions. Under premium deficiency accounting, if the recorded reserve is determined insufficient, an increase to the reserve is reflected as a charge to current period income. Consistent with GAAP, the Company does not recognize gains on premium deficient long duration products.
The Company had future policy benefit reserves for GMDB contracts of $1.3 billion as of December 31, 2009, and $1.6 billion as of December 31, 2008. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, mortality, interest rates (mean investment performance and discount rate) and volatility. Lapse refers to the full surrender of an annuity prior to a contractholder’s death. Future partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Mean investment performance for underlying equity mutual funds refers to market rates expected to be earned on the hedging instruments over the life of the GMDB equity hedge program, and for underlying fixed income mutual funds refers to the expected market return over the life of the contracts. Market volatility refers to market fluctuation. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, mortality, interest rates and volatility) used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

The following provides information about the Company’s reserving methodology and assumptions for GMDB as of December 31, 2009:
•	The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).
•	The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-22% depending on the net amount at risk for each policy and whether surrender charges apply.
•	The assumed mean investment performance for the underlying equity mutual funds considers the Company’s GMDB equity hedge program using futures contracts, and is based on the Company’s view that short-term interest rates will average 5% over future periods, but considers that current short-term rates are less than 5%. The mean investment performance assumption for the underlying fixed income mutual funds (bonds and money market) is 5% based on a review of historical returns. The investment performance for underlying equity and fixed income mutual funds is reduced by fund fees ranging from 1-3% across all funds. The results of futures contracts are reflected in the liability calculation as a component of investment returns.
•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 16-30%, varying by equity fund type; 4-10%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.
•	The discount rate is 5.75%.
•	The mortality assumption is 70-75% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The lapse rate assumption is 0-21%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
Although first quarter 2009 results included reserve strengthening of $73 million pre-tax ($47 million after-tax), no additional reserve strengthening was required since then, primarily due to the stabilization and recovery of equity markets. The components of the first quarter reserve strengthening were:
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

During 2008, the Company recorded additional benefits expenses of $412 million pre-tax ($267 million after-tax) primarily to strengthen GMDB reserves following an analysis of experience and reserve assumptions. The amounts were primarily due to:
•	adverse impacts of overall market declines of $210 million pre-tax ($136 million after-tax). This is comprised of (a) $185 million ($120 million after-tax) related to the provision for partial surrenders, including $40 million ($26 million after-tax) for an increase in the assumed election rates for future partial surrenders and (b) $25 million ($16 million after-tax) related to declines in the values of contractholders’ non-equity investments such as bond funds, neither of which is included in the GMDB equity hedge program;
•	adverse volatility-related impacts due to turbulent equity market conditions. Volatility risk is not covered by the GMDB equity hedge program. Also, the equity market volatility, particularly during the second half of the year impacted the effectiveness of the hedge program. In aggregate, these volatility-related impacts totaled $182 million of the pre-tax charge ($118 million after-tax). The GMDB equity hedge program is designed so that changes in the value of a portfolio of actively managed futures contracts will offset changes in the liability resulting from equity market movements. In periods of equity market declines, the liability will increase; the hedge program is designed to produce gains on the futures contracts to offset the increase in the liability. However, the hedge program will not perfectly offset the change in the liability, in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders, and because there is a time lag between changes in underlying contractholder mutual funds, and corresponding changes in the hedge position. In 2008, the impact of this mismatch was higher than most prior periods due to the relatively large changes in market indices from day to day. In addition, the number of futures contracts used in the hedge program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result. These conditions have had an adverse impact on earnings, and during 2008, the increase in the liability due to equity market movements was only partially offset by the results of the futures contracts; and
•	adverse interest rate impacts. Interest rate risk is not covered by the GMDB equity hedge program, and the interest rate returns on the futures contracts were less than the Company’s long-term assumption for mean investment performance generating $14 million of the pre-tax charge ($9 million after-tax).
Activity in future policy benefit reserves for these GMDB contracts was as follows:

(In millions)	2009	2008	2007
Balance at January 1,	$1,609	$848	$862
Add: Unpaid Claims	34	21	22
Less: Reinsurance and other amounts recoverable	83	19	22

Balance at January 1, net	1,560	850	862
Add: Incurred benefits	(122)	822	62
Less: Paid benefits	170	112	74

Ending balance, net	1,268	1,560	850
Less: Unpaid Claims	36	34	21
Add: Reinsurance and other amounts recoverable	53	83	19

Balance at December 31,	$1,285	$1,609	$848

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

(Dollars in millions)	2009	2008
Highest anniversary annuity value
Account value	$13,890	$13,154
Net amount at risk	$5,953	$9,489
Average attained age of contractholders (weighted by exposure)	69	68
Anniversary value reset
Account value	$1,403	$1,322
Net amount at risk	$113	$336
Average attained age of contractholders (weighted by exposure)	61	59
Other
Account value	$1,918	$1,846
Net amount at risk	$914	$1,280
Average attained age of contractholders (weighted by exposure)	68	67
Total
Account value	$17,211	$16,322
Net amount at risk	$6,980	$11,105
Average attained age of contractholders (weighted by exposure)	69	68
Number of contractholders (approx.)	590,000	650,000
As discussed above, the Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at December 31, 2009 was $1.0 billion. The Company recorded in other revenues pre-tax losses of $282 million in 2009, compared with pre-tax gains of $333 million in 2008 and pre-tax losses of $32 million in 2007 from these futures contracts.
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

Retirement benefits business. The Company had a reinsurance recoverable of $1.7 billion as of December 31, 2009, and $1.9 billion as of December 31, 2008 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities and mortgage loans equal to or greater than 100% of the reinsured liabilities held in a trust established for the benefit of the Company. As of December 31, 2009, the fair value of trust assets exceeded the reinsurance recoverable and S&P had assigned this reinsurer a rating of AA-.
Individual life and annuity reinsurance. The Company had reinsurance recoverables totaling $4.4 billion as of December 31, 2009 and $4.6 billion as of December 31, 2008 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. A substantial portion of the reinsurance recoverables are secured by investments held in a trust established for the benefit of the Company. At December 31, 2009, the trust assets secured approximately 90% of the reinsurance recoverables. The remaining balance is currently unsecured. If Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York do not maintain a specified minimum credit or claims paying rating, these reinsurers are required to fully secure the outstanding balance. S&P has assigned each of these companies a rating of AA-.
Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $294 million as of December 31, 2009 are expected to be collected from more than 90 reinsurers which have been assigned the following financial strength ratings by S&P:

			Percent of
			Reinsurance
			Recoverable
	Reinsurance	Percent	Protected
Ongoing operations (In millions)	Recoverable	of Total	by Collateral
AA- (Single reinsurer)	$47	16%	0%
AA- or higher (Other reinsurers)	33	11%	0%
A (Single reinsurer)	29	10%	0%
A+ to A- (Other reinsurers)	111	38%	4%
Unrated (Single reinsurer)	35	12%	99%
Below A- or unrated (Other reinsurers)	39	13%	37%

Total	$294	100%	18%

The collateral protecting the recoverables includes assets held in trust and letters of credit. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2009, the Company’s recoverables related to these segments were net of a reserve of $9 million.
Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.
Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the Other assets, including other intangibles caption and the liability related to GMIB is recorded in the Accounts payable, accrued expenses, and other liabilities caption on the Company’s Consolidated Balance Sheets (see Notes 11 and 23 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident of $121 million as of December 31, 2009 are expected to be collected from approximately 80 retrocessionaires which have been assigned the following financial strength ratings from S&P:

			Percent of
			Reinsurance
			Recoverable
	Reinsurance	Percent	Protected
Run-off Reinsurance segment (In millions)	Recoverable	of Total	by Collateral
AA- or higher	$32	26%	11%
A (Single reinsurer)	36	30%	100%
A- (Single reinsurer)	17	14%	50%
A+ to A- (Other reinsurers)	16	13%	5%
Below A- or unrated	20	17%	31%

	$121	100%	45%

The collateral protecting the recoverables includes letters of credit and assets held in trust. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2009, the Company’s recoverables related to this segment were net of a reserve of $6 million.
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
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of December 31, 2009, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

In the Company’s Consolidated Income Statements, Premiums and fees were presented net of ceded premiums, and Total benefits and expenses were presented net of reinsurance recoveries, in the following amounts:

(In millions)	2009	2008	2007
Premiums and Fees
Short-duration contracts:
Direct	$13,886	$13,969	$13,585
Assumed	1,076	1,221	329
Ceded	(192)	(242)	(178)

	14,770	14,948	13,736

Long-duration contracts:
Direct	1,499	1,521	1,485
Assumed	33	53	70
Ceded:
Individual life insurance and annuity business sold	(209)	(220)	(230)
Other	(52)	(49)	(53)

	1,271	1,305	1,272

Total	$16,041	$16,253	$15,008

Reinsurance recoveries
Individual life insurance and annuity business sold	$322	$368	$323
Other	178	282	106

Total	$500	$650	$429

The increase in assumed premiums in 2008 primarily reflects the effect of the reinsurance assumed in connection with the acquisition of Great-West Healthcare in 2008. The effects of reinsurance on written premiums and fees for short-duration contracts were not materially different from the recognized premium and fee amounts shown in the above table.

Note 9 — Goodwill, Other Intangibles, and Property and Equipment
Substantially all goodwill relates to the Health Care segment and increased by approximately $1.1 billion during 2008 as a result of the acquisition of Great-West Healthcare.
Other intangible assets were comprised of the following at December 31:

				Weighted Average
		Accumulated	Net Carrying	Amortization
(Dollars in millions)	Cost	Amortization	Value	Period (Years)
2009
Customer relationships	$386	$254	$132	9
Other	46	12	34	10

Total reported in other assets, including other intangibles	432	266	166
Internal-use software reported in property and equipment	1,168	692	476	4

Total other intangible assets	$1,600	$958	$642

2008
Customer relationships	$381	$230	$151	9
Other	43	6	37	10

Total reported in other assets, including other intangibles	424	236	188
Internal-use software reported in property and equipment	998	545	453	4

Total other intangible assets	$1,422	$781	$641

Property and equipment was comprised of the following as of December 31:

		Accumulated	Net Carrying
(Dollars in millions)	Cost	Amortization	Value
2009
Internal-use software	$1,168	$692	$476
Other property and equipment	1,194	808	386

Total property and equipment	$2,362	$1,500	$862

2008
Internal-use software	$998	$545	$453
Other property and equipment	1,252	901	351

Total property and equipment	$2,250	$1,446	$804

Depreciation and amortization was comprised of the following for the years ended December 31:

(Dollars in millions)	2009	2008	2007
Internal-use software	$147	$143	$111
Other property and equipment	91	76	74

Depreciation and amortization of property and equipment	238	219	185
Other intangibles	30	25	9

Total depreciation and amortization	$268	$244	$194

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows: $145 million in 2010, $125 million in 2011, $100 million in 2012, $66 million in 2013, and $49 million in 2014.

Note 10 — Pension and Other Postretirement Benefit Plans
A. Pension and Other Postretirement Benefit Plans
The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various plans. On May 8, 2009, the Company announced a freeze of its primary domestic defined benefit pension plans effective July 1, 2009. A curtailment of benefits occurred as a result of this action since it eliminated the accrual of benefits effective July 1, 2009 for active employees enrolled in these domestic pension plans. Accordingly, the Company recognized a pre-tax curtailment gain of $46 million ($30 million after-tax) during the second quarter of 2009, which was the remaining unamortized negative prior service cost at May 31, 2009.
The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the projected benefit obligations and assets related to the Company’s domestic and international pension and other postretirement benefit plans as of, and for the year ended, December 31:

	Pension		Other Postretirement
	Benefits		Benefits
(In millions)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, January 1	$4,101	$4,045	$376	$426
Service cost	43	74	1	1
Interest cost	250	242	24	24
(Gain) loss from past experience	255	13	59	(20)
Benefits paid from plan assets	(247)	(246)	(4)	(3)
Benefits paid — other	(30)	(24)	(37)	(36)
Translation of foreign currencies	1	(3)	—	—
Amendments	5	—	—	(16)
Curtailment	(15)	—	—	—

Benefit obligation, December 31	4,363	4,101	419	376

Change in plan assets
Fair value of plan assets, January 1	2,248	3,417	24	28
Actual return on plan assets	436	(921)	2	(1)
Benefits paid	(247)	(246)	(2)	(3)
Translation of foreign currencies	1	(4)	—	—
Contributions	412	2	—	—

Fair value of plan assets, December 31	2,850	2,248	24	24

Funded Status	$(1,513)	$(1,853)	$(395)	$(352)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension		Other Postretirement
	Benefits		Benefits
(In millions)	2009	2008	2009	2008
Unrecognized net gain (loss)	$(1,558)	$(1,548)	$22	$84
Unrecognized prior service cost	(5)	50	69	88

Postretirement benefits liability adjustment	$(1,563)	$(1,498)	$91	$172

During 2009, the Company’s postretirement benefits liability adjustment increased by $146 million pre-tax ($97 million after-tax) resulting in a decrease to shareholders’ equity. The increase in the liability was primarily due to:
•	decreases in discount rates for both the pension and other postretirement benefit plans;
•	actuarial losses primarily relating to census changes and updated medical trend assumptions resulting from the 2009 plan valuations; and
•	the effect of the 2009 curtailment.
Those impacts were partially offset by actual returns on pension plan assets being more favorable than expected in 2009, as both equity and fixed income markets improved considerably in 2009.
Pension benefits. The Company’s pension plans were underfunded by $1.5 billion in 2009 and $1.9 billion in 2008 and had related accumulated benefit obligations of $4.3 billion as of December 31, 2009 and $4.1 billion as of December 31, 2008.
The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006. For 2010, the Company expects minimum required contributions to be approximately $70 million. This amount could change based on final valuation amounts. In addition, the Company currently plans to make voluntary contributions of approximately $140 million during 2010. Based on its current funded status, the Company does not believe that the litigation matter discussed in Note 23 to the Consolidated Financial Statements would have an impact on 2010 funding requirements even if resolved in 2010. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.
Components of net pension cost for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Service cost	$43	$74	$73
Interest cost	250	242	231
Expected long-term return on plan assets	(239)	(234)	(209)
Amortization of:
Net loss from past experience	34	57	119
Prior service cost	(4)	(11)	(1)
Curtailment	(46)	—	—

Net pension cost	$38	$128	$213

The Company expects to recognize pre-tax losses of $24 million in 2010 from amortization of past experience. This estimate is based on a weighted average amortization period for the frozen and inactive plans of approximately 30 years, as this period is now based on the average expected remaining life of plan participants. As a result of the plan freeze, the workforce is considered inactive for pension accounting purposes because employees will no longer earn pension benefits.
Other postretirement benefits. Unfunded retiree health benefit plans had accumulated benefit obligations of $268 million at December 31, 2009, and $235 million at December 31, 2008. Retiree life insurance plans had accumulated benefit obligations of $150 million as of December 31, 2009 and $141 million as of December 31, 2008.
Components of net other postretirement benefit cost for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Service cost	$1	$1	$2
Interest cost	24	24	24
Expected long-term return on plan assets	(1)	(1)	(1)
Amortization of:
Net gain from past experience	(5)	(8)	(6)
Prior service cost	(18)	(17)	(17)

Net other postretirement benefit cost	$1	$(1)	$2

The Company expects to recognize in 2010 pre-tax gains of $19 million related to amortization of prior service cost and pre-tax gains of $1 million from amortization of past experience. The original amortization period is based on an average remaining service period of active employees associated with the other postretirement benefit plans of approximately 9 years. The remaining amortization period for prior service cost is approximately 4 years.
The estimated rate of future increases in the per capita cost of health care benefits is 9% in 2010, decreasing by 0.5% per year to 5% in 2017 and beyond. This estimate reflects the Company’s current claim experience and management’s estimate that rates of growth will decline in the future. A 1% increase or decrease in the estimated rate would change 2009 reported amounts as follows:

(In millions)	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit obligation	$12	$11

Plan assets. The target investment allocation percentages (58% equity securities, 20% fixed income, 7% real estate and 15% other) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The pension plan asset portfolio has been most heavily weighted towards equity securities, consisting of domestic and international investments, in an effort to synchronize the expected higher rate of return on equities over the long-term with the overall long-term nature of the pension benefit obligations. The diversification of the pension plan assets into other investments is intended to mitigate the volatility in returns, while also providing adequate liquidity to fund benefit distributions.
As of December 31, 2009, pension plan assets included $2.6 billion invested in the separate accounts of Connecticut General Life Insurance Company (“CGLIC”) and Life Insurance Company of North America, which are subsidiaries of the Company, as well as an additional $0.3 billion invested directly in funds offered by the buyer of the retirement benefits business.
The fair values of plan assets by category and by hierarchy as defined by GAAP are as follows. See Note 11 for a definition of the levels within the fair value hierarchy.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
December 31, 2009	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Fixed maturities:
Federal government and agency	$—	$6	$—	$6
Foreign government	—	26	—	26
Corporate	—	88	26	114
Mortgage and other asset-backed	—	22	—	22
Fund investments and pooled separate accounts (1)	—	300	118	418

Total fixed maturities	—	442	144	586

Equity securities:
Domestic	1,341	1	23	1,365
International, including funds and pooled separate accounts (1)	171	195	—	366

Total equity securities	1,512	196	23	1,731

Real estate, including pooled separate accounts (1)	—	—	160	160
Securities partnerships	—	—	257	257
Guaranteed deposit account contract	—	—	29	29
Cash equivalents	—	87	—	87

Total plan assets at fair value	$1,512	$725	$613	$2,850

(1)	A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

Plan assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	fixed income and international equity funds priced using their daily net asset value which is the exit price; and
•	fixed maturities valued using recent trades of similar securities or pricing models as described below.
Because many fixed maturities do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.
Plan assets classified in Level 3 include securities partnerships and equity real estate generally valued based on the pension plan’s ownership share of the equity of the investee including changes in the fair values of its underlying investments. In addition, investments in pooled separate accounts principally invested in equity real estate and fixed income funds that are priced using the net asset value are classified in Level 3 due to restrictions on withdrawal.
The following table summarizes the changes in pension plan assets classified in Level 3 for the year ended December 31, 2009. Actual return on plan assets in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

					Guaranteed
	Fixed	Equity		Securities	Deposit Account
(In millions)	Maturities	Securities	Real Estate	Partnerships	Contract	Total

Balance at January 1, 2009	$31	$14	$208	$264	$32	$549

Actual return on plan assets:
Assets still held at reporting date	8	—	(104)	(31)	8	(119)
Assets sold during the period	5	—	—	—	—	5

Total actual return on plan assets	13	—	(104)	(31)	8	(114)

Purchases, sales, settlements	(75)	9	56	24	(11)	3
Transfers into Level 3	175	—	—	—	—	175

Balance at December 31, 2009	$144	$23	$160	$257	$29	$613

The assets related to other postretirement benefit plans are invested in deposit funds with interest credited based on fixed income investments in the general account of CGLIC. As there are significant unobservable inputs in determining the fair value of these assets, they are classified as Level 3. During 2009, these assets earned a return of $2 million, which was offset by a net withdrawal from the fund of $2 million.

Assumptions for pension and other postretirement benefit plans. Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2009	2008
Discount rate:
Pension benefit obligation	5.50%	6.25%
Other postretirement benefit obligation	5.25%	6.25%
Pension benefit cost	6.25%	6.25%
Other postretirement benefit cost	6.25%	6.25%
Expected long-term return on plan assets:
Pension benefit cost	8.00%	8.00%
Other postretirement benefit cost	5.00%	5.00%
Expected rate of compensation increase:
Projected pension benefit obligation	3.50%	3.50%
Pension benefit cost	3.50%	3.50%
Other postretirement benefit obligation	3.00%	3.00%
Other postretirement benefit cost	3.00%	3.00%
Discount rates are set by applying actual annualized yields at various durations from the Citigroup Pension Liability curve, without adjustment, to the expected cash flows of the postretirement benefits liabilities. The Company believes that the Citigroup Pension Liability curve is the most representative curve to use because it is derived from a broad array of bonds in various industries throughout the domestic market for high quality bonds. Further, Citigroup monitors the bond portfolio to ensure that only high quality issues are included. Accordingly, the Company does not believe that any adjustment is required to the Citigroup curve. Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management’s investment strategy. Actual and target investment allocations are very similar at December 31, 2009.
To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments. The market-related value of pension assets recognizes the difference between actual and expected long-term returns in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations. At December 31, 2009, the market-related asset value was approximately $3.3 billion compared with a market value of approximately $2.9 billion.
Benefit payments. The following benefit payments, including expected future services, are expected to be paid in:

		Other Postretirement
		Benefits
	Pension		Net of Medicare
(In millions)	Benefits	Gross	Part D Subsidy
2010	$502	$44	$40
2011	$343	$42	$40
2012	$332	$42	$40
2013	$319	$41	$39
2014	$321	$40	$38
2015-2019	$1,526	$176	$169

B. 401(k) Plans
The Company sponsors a 401(k) plan in which the Company matches a portion of employees’ pre-tax contributions. Another 401(k) plan with an employer match was frozen in 1999. Participants in the active plan may invest in a fund that invests in the Company’s common stock, several diversified stock funds, a bond fund and a fixed-income fund.
The Company may elect to increase its matching contributions if the Company’s annual performance meets certain targets. A substantial amount of the Company’s matching contributions are invested in the Company common stock. The Company’s expense for these plans was $36 million for 2009, $34 million for 2008 and $35 million for 2007.
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

Financial Assets and Financial Liabilities Carried at Fair Value
The following tables provide information as of December 31, 2009 and December 31, 2008 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders. In addition, Note 10 contains similar tables for the Company’s pension plan assets.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
December 31, 2009	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$43	$527	$1	$571
State and local government	—	2,521	—	2,521
Foreign government	—	1,056	14	1,070
Corporate	—	8,241	344	8,585
Federal agency mortgage-backed	—	34	—	34
Other mortgage-backed	—	114	7	121
Other asset-backed	—	92	449	541

Total fixed maturities (1)	43	12,585	815	13,443
Equity securities	2	81	30	113

Subtotal	45	12,666	845	13,556
Short-term investments	—	493	—	493
GMIB assets (2)	—	—	482	482
Other derivative assets (3)	—	16	—	16

Total financial assets at fair value, excluding separate accounts	$45	$13,175	$1,327	$14,547

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$903	$903
Other derivative liabilities	—	30	—	30

Total financial liabilities at fair value	$—	$30	$903	$933

(1)	Fixed maturities includes $274 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $38 million of appreciation for securities classified in Level 3.

(2)	The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $15 million for the future cost of reinsurance.

(3)	Other derivative assets includes $12 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
December 31, 2008	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$38	$724	$—	$762
State and local government	—	2,486	—	2,486
Foreign government	—	923	21	944
Corporate	—	6,526	330	6,856
Federal agency mortgage-backed	—	37	—	37
Other mortgage-backed	—	121	4	125
Other asset-backed	—	57	514	571

Total fixed maturities (1)	38	10,874	869	11,781
Equity securities	8	84	20	112

Subtotal	46	10,958	889	11,893
Short-term investments	—	236	—	236
GMIB assets (2)	—	—	953	953
Other derivative assets (3)	—	45	—	45

Total financial assets at fair value, excluding separate accounts	$46	$11,239	$1,842	$13,127

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,757	$1,757
Other derivative liabilities	—	36	—	36

Total financial liabilities at fair value	$—	$36	$1,757	$1,793

(1)	Fixed maturities includes $514 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $111 million of appreciation for securities classified in Level 3.

(2)	The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $17 million for the future cost of reinsurance.

(3)	Other derivative assets include $40 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $5 million of interest rate swaps not designated as accounting hedges.
Level 1 Financial Assets
Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities. Given the narrow definition of Level 1 and the Company’s investment asset strategy to maximize investment returns, a relatively small portion of the Company’s investment assets are classified in this category.
Level 2 Financial Assets and Financial Liabilities
Fixed maturities and equity securities. Approximately 93% as of December 31, 2009 and 92% as of December 31, 2008 of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities and preferred stocks. Because many fixed maturities and preferred stocks do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.
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
Other derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of December 31, 2009. The nature and use of these other derivatives are described further in Note 13.
Level 3 Financial Assets and Financial Liabilities
The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to guaranteed minimum income benefits in Level 3.
Fixed maturities and equity securities. Approximately 6% as of December 31, 2009 and 7% as of December 31, 2008 of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	December 31,	December 31,
(In millions)	2009	2008
Mortgage and asset-backed securities	$456	$518
Primarily private corporate bonds	288	270
Subordinated loans and private equity investments	101	101

Total	$845	$889

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
Guaranteed minimum income benefit contracts. Because cash flows of the GMIB liabilities and assets are affected by equity markets and interest rates, and are settled in lump sum payments, the Company reports these liabilities and assets as derivatives at fair value. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant behavior (including mortality, lapse, and annuity election rates), and non-performance risk, as well as risk and profit charges. At adoption of the FASB’s new guidance for fair value measurements in 2008, the Company updated assumptions to reflect those that the Company believes a hypothetical market participant would use to determine a current exit price for these contracts and recorded an increase in the net GMIB liability as described in Note 2(B). As assumptions related to annuitant behavior used to estimate fair values for these contracts are largely unobservable, the Company classifies GMIB assets and liabilities in Level 3. The Company considered the following in determining the view of a hypothetical market participant:
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

These GMIB assets and liabilities are estimated with a complex internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The Company is also required to adjust for nonperformance risk to reflect the market’s perception of the risk that either the Company will not fulfill its GMIB liability (own credit) or the Company will not collect on its GMIB retrocessional coverage (reinsurer credit risk). The significant assumptions used to value the GMIB assets and liabilities as of December 31, 2009 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 3.39% at December 31, 2009 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 56% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 17% to 33% for equity funds, 4% to 12% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 2% to 17% and depends on the time since contract issue and the relative value of the guarantee.

•	The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. Actual data is still emerging for the Company as well as the industry and the estimates are based on this limited data.

•	The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and based on industry averages for similarly rated companies when company-specific data is not available. The spread is impacted by the credit default swap (“CDS”) spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company. The additional spread over LIBOR incorporated into the discount rate was 10 to 110 basis points for the GMIB liability and 0 to 140 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.

•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
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

GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles. As of December 31, 2009, S&P has given a financial strength rating of AA to one reinsurer. The receivable from the second reinsurer is fully collateralized by assets held in a trust.
Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2009 and 2008. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

	Fixed Maturities &	GMIB	GMIB	GMIB
(In millions)	Equity Securities	Assets	Liabilities	Net
Balance at 1/1/09	$889	$953	$(1,757)	$(804)

Gains (losses) included in income:
Results of GMIB	—	(365)	669	304
Other	(18)	—	—	—

Total gains (losses) included in net income	(18)	(365)	669	304

Gains included in other comprehensive income	59	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(72)	—	—	—
Purchases, issuances, settlements	(29)	(106)	185	79
Transfers into Level 3	16	—	—	—

Balance at 12/31/09	$845	$482	$(903)	$(421)

Total gains (losses) included in net income attributable to instruments held at the reporting date	$(20)	$(365)	$669	$304

(1)	Amounts do not accrue to shareholders.

	Fixed Maturities &	GMIB	GMIB	GMIB
(In millions)	Equity Securities	Assets	Liabilities	Net
Balance at 1/1/08	$732	$173	$(313)	$(140)

Gains (losses) included in income:
Effect of adoption of new fair value measurement guidance	—	244	(446)	(202)
Results of GMIB, excluding adoption effect	—	604	(1,092)	(488)
Other	(21)	—	—	—

Total gains (losses) included in net income	(21)	848	(1,538)	(690)

Losses included in other comprehensive income	(17)	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	91	—	—	—
Purchases, issuances, settlements	1	(68)	94	26
Transfers into Level 3	103	—	—	—

Balance at 12/31/08	$889	$953	$(1,757)	$(804)

Total gains (losses) included in net income attributable to instruments held at the reporting date	$(18)	$848	$(1,538)	$(690)

(1)	Amounts do not accrue to shareholders.

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
The Company provided reinsurance for other insurance companies that offer a guaranteed minimum income benefit, and then retroceded a portion of the risk to other insurance companies. These arrangements with third-party insurers are the instruments still held at the reporting date for GMIB assets and liabilities in the table above. Because these reinsurance arrangements remain in effect at the reporting date, the Company has reflected the total gain or loss for the period as the total gain or loss included in income attributable to instruments still held at the reporting date. However, the Company reduces the GMIB assets and liabilities resulting from these reinsurance arrangements when annuitants lapse, die, elect their benefit, or reach the age after which the right to elect their benefit expires.
Under FASB’s guidance for fair value measurements, the Company’s GMIB assets and liabilities are expected to be volatile in future periods because the underlying capital markets assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.
For 2009, the net pre-tax gain for GMIB was $304 million, and was primarily due to the following factors:
•	increases in interest rates ($248 million);
•	increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures ($98 million);
•	specific adjustments to nonperformance risk for the Company net of nonperformance risk of its reinsurers ($16 million); and
•	updates to the risk and profit charge estimates ($30 million).
These favorable effects were partially offset by:
•	higher than expected claim experience ($26 million);
•	increases to the annuitization assumption, reflecting higher utilization experience ($21 million);
•	updates to the lapse assumption ($14 million);
•	updates to fund correlation assumptions ($4 million); and
•	other amounts, including experience varying from assumptions, model and in-force updates ($23 million).
Excluding the net increase for the effect of adoption of FASB’s guidance for fair value measurement, the increase in the net GMIB liability for 2008 was primarily driven by the impact of declines in underlying account values in the period, driven by declines in equity markets and bond fund returns, resulting in increased exposures and decreases in interest rates since December 31, 2007.

Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of December 31, 2009 and December 31, 2008 separate account assets were as follows:

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
December 31, 2009	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 22)	$275	$1,480	$—	$1,755
Non-guaranteed separate accounts (1)	1,883	3,100	550	5,533

Total separate account assets	$2,158	$4,580	$550	$7,288

(1)	Non-guaranteed separate accounts include $2.6 billion in assets supporting the Company’s pension plan, including $517 million classified in Level 3.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
December 31, 2008	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 22)	$233	$1,557	$—	$1,790
Non-guaranteed separate accounts (1)	1,093	2,506	475	4,074

Total separate account assets	$1,326	$4,063	$475	$5,864

(1)	Non-guaranteed separate accounts include $1.5 billion in assets supporting the Company’s pension plan, including $435 million classified in Level 3.
Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is the exit price.
Separate account assets classified in Level 3 include investments primarily in securities partnerships and real estate generally valued based on the separate account’s ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following tables summarize the change in separate account assets reported in Level 3 for the years ended December 31, 2009 and 2008.

(In millions)
Balance at 1/1/09	$475
Policyholder losses (1)	(86)
Purchases, issuances, settlements	4
Transfers into Level 3	157

Balance at 12/31/09	$550

(1)	Included in this amount are losses of $92 million attributable to instruments still held at the reporting date.

(In millions)
Balance at 1/1/08	$403
Policyholder gains (1)	11
Purchases, issuances, settlements	78
Transfers out of Level 3	(17)

Balance at 12/31/08	$475

(1)	Included in this amount are losses of $4 million attributable to instruments still held at the reporting date.
Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as commercial mortgage loans and investments in real estate entities when they become impaired. During 2009, impaired commercial mortgage loans with carrying values of $143 million were written down to their fair values of $126 million, resulting in pre-tax realized investment losses of $17 million. Also during 2009, impaired real estate entities with carrying values of $48 million were written down to their fair values of $12 million, resulting in pre-tax realized investment losses of $36 million. These fair value measurements were based on discounted cash flow analyses using significant unobservable inputs, and were classified in Level 3. For 2008, the amounts required to adjust these assets and liabilities to their fair values were not significant.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
		Carrying		Carrying
(In millions)	Fair Value	Value	Fair Value	Value
Commercial mortgage loans	$3,323	$3,522	$3,401	$3,617
Contractholder deposit funds, excluding universal life products	$940	$941	$889	$915
Long-term debt, excluding capital leases	$2,418	$2,427	$1,684	$2,077
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
Fair values of off-balance sheet financial instruments were not material.
Note 12 — Investments
A. Fixed Maturities and Equity Securities
Securities in the following table are included in fixed maturities and equity securities on the Company’s Consolidated Balance Sheets. These securities are carried at fair value with changes in fair value reported in other realized investment gains (losses).

(In millions)	2009	2008
Included in fixed maturities:
Trading securities (amortized cost: $8; $13)	$8	$13
Hybrid securities (amortized cost: $37; $10)	43	10

Total	$51	$23

Included in equity securities:
Hybrid securities (amortized cost: $109; $123)	$81	$84

Fixed maturities and equity securities included $197 million at December 31, 2009 and $211 million at December 31, 2008, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities and equities securities were primarily corporate securities.
The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2009:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$624	$640
Due after one year through five years	3,923	4,155
Due after five years through ten years	4,765	5,048
Due after ten years	2,570	2,853
Mortgage and other asset-backed securities	653	696

Total	$12,535	$13,392

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.
Mortgage-backed assets consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $37 million were residential mortgages and home equity lines of credit, all of which were originated utilizing standard underwriting practices and are not considered sub-prime loans.
Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities) by type of issuer is shown below.

	December 31, 2009
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(In millions)	Cost	ciation	ciation	Value
Federal government and agency	$398	$174	$(1)	$571
State and local government	2,341	188	(8)	2,521
Foreign government	1,040	38	(8)	1,070
Corporate	8,104	529	(98)	8,535
Federal agency mortgage-backed	33	1	—	34
Other mortgage-backed	125	5	(10)	120
Other asset-backed	494	55	(8)	541

Total	$12,535	$990	$(133)	$13,392

(In millions)	December 31, 2008
Federal government and agency	$359	$403	$—	$762
State and local government	2,391	117	(22)	2,486
Foreign government	882	70	(8)	944
Corporate	7,197	167	(529)	6,835
Federal agency mortgage-backed (1)	36	1	—	37
Other mortgage-backed	149	—	(25)	124
Other asset-backed	455	128	(13)	570

Total	$11,469	$886	$(597)	$11,758

(1)	Federal agency mortgage-backed securities were first purchased in 2008 as part of the acquired business.

The above table includes investments with a fair value of $2.3 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $326 million and gross unrealized depreciation of $52 million at December 31, 2009. Such unrealized amounts are required to support future policy benefit liabilities of this business and, accordingly, are not included in accumulated other comprehensive income. At December 31, 2008, investments supporting this business had a fair value of $2.5 billion, gross unrealized appreciation of $624 million and gross unrealized depreciation of $110 million.
As of December 31, 2009, the Company had commitments to purchase $72 million of fixed maturities bearing interest at a fixed market rate.
Review of declines in fair value. Management reviews fixed maturities for impairment based on criteria that include:
•	length of time and severity of decline;

•	financial health and specific near term prospects of the issuer;

•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and

•	the Company’s intent to sell or the likelihood of a required sale prior to recovery.
Fixed maturities (excluding trading and hybrid securities) which were primarily investment grade corporate bonds with a decline in fair value from cost were as follows, including the length of time of such decline:

	December 31, 2009
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$1,637	$1,671	$(34)	333
Below investment grade	$79	$85	$(6)	55
More than one year:
Investment grade	$754	$838	$(84)	120
Below investment grade	$57	$66	$(9)	14

(Dollars in millions)	December 31, 2008
Fixed maturities:
One year or less:
Investment grade	$2,930	$3,255	$(325)	622
Below investment grade	$372	$425	$(53)	113
More than one year:
Investment grade	$920	$1,130	$(210)	214
Below investment grade	$49	$58	$(9)	13
As of December 31, 2009, the unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Approximately $40 million of the unrealized depreciation is due to securities with a decline in value of greater than 20%. The remaining $93 million of the unrealized depreciation is due to securities with declines in value of less than 20%. There were no equity securities with a material decline in fair value from cost as of December 31, 2009. See Note 14(B) for discussion of impairments included in realized investment gains and losses.
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
In connection with the Company’s investment strategy to enhance investment yields by selling senior participations, commercial mortgage loans include loans that were originated with the intent to sell of $75 million as of December 31, 2008. There were no loans held for sale as of December 31, 2009.

At December 31, commercial mortgage loans and real estate investments were distributed among the following property types and geographic regions:

(In millions)	2009	2008
Property type
Office buildings	$1,161	$1,118
Apartment buildings	901	988
Industrial	595	546
Hotels	499	512
Retail facilities	426	441
Other	64	65

Total	$3,646	$3,670

Geographic region
Pacific	$1,069	$1,102
South Atlantic	735	779
New England	582	546
Central	517	512
Middle Atlantic	408	394
Mountain	335	337

Total	$3,646	$3,670

At December 31, 2009, scheduled commercial mortgage loan maturities were as follows (in millions): $278 in 2010, $394 in 2011, $644 in 2012, $613 in 2013 and $1,593 thereafter.
Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations, with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.
Real estate investments with a carrying value of $55 million at December 31, 2009 and $13 million at December 31, 2008 were non-income producing during the preceding twelve months.
As of December 31, the Company had impaired commercial mortgage loans and related valuation reserves (excluding loans held for sale) as follows:

	2009			2008
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$143	$(17)	$126	$—	$—	$—
Impaired commercial mortgage loans with no valuation reserves	96	—	96	59	—	59

Total	$239	$(17)	$222	$59	$—	$59

During 2009, the Company recorded a $17 million pre-tax ($11 million after-tax) increase to valuation reserves on impaired commercial mortgage loans. Commercial mortgage loans without valuation reserves are also considered impaired (probable that the Company will not collect all amounts due according to the terms of the original loan agreements); however, the Company expects to recover their remaining carrying value primarily because it is less than the fair value of the underlying collateral of these loans. The average recorded investment in impaired mortgage loans was $116 million during December 31, 2009 and $12 million during December 31, 2008. Pre-tax interest income recognized on impaired commercial mortgage loans was $3 million in 2009 and $1 million in 2008.
As of December 31, 2009, the Company had commitments to extend credit under commercial mortgage loan agreements of $41 million, all of which were at a fixed rate of interest. These loan commitments are diversified by property type and geographic region. As of December 31, 2009, the Company had commitments to contribute additional equity of $10 million to real estate investments. The Company expects to disburse most of the committed amounts in 2010.

C. Other Long-term Investments
As of December 31, other long-term investments consisted of the following:

(In millions)	2009	2008
Real estate entities	$289	$321
Securities partnerships	272	242
Interest rate and foreign currency swaps	16	45
Mezzanine loans	13	21
Other	5	3

Total	$595	$632

Investments in real estate entities and securities partnerships with a carrying value of $121 million at December 31, 2009 and $96 million at December 31, 2008 were non-income producing during the preceding twelve months.
As of December 31, 2009, the Company had commitments to contribute:
•	$253 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and
•	$338 million to entities that hold securities diversified by issuer and maturity date.
The Company expects to disburse approximately 40% of the committed amounts in 2010 and the remaining amounts by 2015.
D. Short-Term Investments and Cash Equivalents
Short-term investments and cash equivalents included corporate securities of $624 million, federal government securities of $402 million and money market funds of $104 million at December 31, 2009. The Company’s short-term investments and cash equivalents at December 31, 2008 included corporate securities of $1.1 billion, federal government securities of $126 million and money market funds of $147 million.
E. Concentration of Risk
As of December 31, 2009 and 2008, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders’ equity.

Note 13 — Derivative Financial Instruments
The Company’s investment strategy is to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). As part of this investment strategy, the Company typically uses derivatives to minimize interest rate, foreign currency and equity price risks. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize credit risk. In addition, the Company has written or sold contracts to guarantee minimum income benefits and, from time to time, to enhance investment returns.
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
Certain subsidiaries of the Company are parties to over-the-counter derivative instruments that contain provisions requiring both parties to such instruments to post collateral depending on net liability thresholds and the party’s financial strength or credit rating. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where subsidiaries of the Company were in a net liability position as of December 31, 2009 was $29 million for which the Company was not required to post collateral with its counterparties. If the various contingent features underlying the agreements were triggered as of December 31, 2009, the Company would be required to post collateral equal to the total net liability. Such subsidiaries are parties to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the subsidiary were to decline below specified levels. As of December 31, 2009, there was no net liability position under such derivative instruments.
See Note 7 for a discussion of derivatives associated with GMDB contracts and Note 11 for a discussion of derivatives arising from GMIB contracts.
The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations and effect on the financial statements as of and for the period ended December 31, 2009. Derivatives in the Company’s separate accounts are not included because associated gains and losses generally accrue directly to policyholders.

Instrument / Volume
of Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Designated as Accounting Hedges — Cash Flow Hedges

Interest rate swaps — $160 million of par value of related investments

Foreign currency swaps — $179 million of U.S. dollar equivalent par value of related investments

Combination swaps (interest rate and foreign currency) — $54 million of U.S. dollar equivalent par value of related investments
	Interest rate and foreign currency	To hedge the interest and/or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily euros, Australian dollars, Canadian dollars and British pounds for periods of up to 12 years.	The Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Net interest cash flows are reported in net investment income and included in operating activities.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

	Fair Value Effect on the Financial Statements (in millions)

		As of December 31, 2009		Gain (Loss) Recognized in Other Comprehensive Income
			Accounts Payable, Accrued
	Instrument	Other Long-Term Investments	Expenses and Other Liabilities	For the year ended December 31, 2009
	Interest rate swaps	$8	$—	$(5)
	Foreign currency swaps	4	24	(24)
	Interest rate and foreign currency swaps	—	6	(12)

	Total	$12	$30	$(41)

Purchased options — $312 million of cash surrender value of related life insurance policies	Interest rate	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender. These cash flows will be reported in financing activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to other benefit expenses over the life of the underlying invested assets.

	Fair Value Effect on the Financial Statements

	Fair values reported in other assets and other comprehensive income were less than $1 million.

Treasury lock	Interest rate	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued.	The Company paid the fair value of the contracts at their expiration and reported the cash outflow in operating activities.	Using cash flow hedge accounting, fair values were reported in short-term investments or other liabilities, with changes in fair value reported in accumulated other comprehensive income. The net cumulative gain or loss from the contracts are amortized to interest expense over the life of the debt issued.

	Fair Value Effect on the Financial Statements

	In the first quarter of 2009, all treasury locks matured and the Company recognized a gain of $14 million in other comprehensive income, resulting in net cumulative losses of $26 million. These losses are amortized to interest expense over the life of the debt beginning in the second quarter of 2009.
The amount of gains (losses) reclassified from accumulated other comprehensive income into income was not significant. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Not Designated as Accounting Hedges

Futures — $1,058 million of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee minimum death benefits (GMDB) resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in premiums, accounts and notes receivable, net or accounts payable, accrued expenses and other liabilities.

	Fair Value Effect on the Financial Statements (in millions)

				Other Revenues
				For the year ended December 31, 2009
	Futures			$(283)

Interest rate swaps — $76 million of par value of related investments	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates for both principal and interest. Net interest cash flows are reported in other realized investment gains (losses) and included in operating activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains (losses).

	Fair Value Effect on the Financial Statements (in millions)

		As of December 31, 2009		Other Realized Investment Gains (Losses)
		Other Long-Term Investments		For the year ended December 31, 2009
	Interest rate swaps	$4		$(1)

Written options (GMIB liability) — $1,183 million of maximum potential undiscounted future payments as defined in Note 23 Purchased options (GMIB asset) — $651 million of maximum potential undiscounted future receipts as defined in Note 23
	Equity and interest rate	The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits, resulting from the level of variable annuity account values compared with a contractually guaranteed amount. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to reduce a portion of the market risk assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.	Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in guaranteed minimum income benefits (income) expense.

	Fair Value Effect on the Financial Statements (in millions)

		As of December 31, 2009		Guaranteed Minimum Income Benefits (Income) Expense
			Accounts Payable, Accrued
	Instrument	Other Assets	Expenses and Other Liabilities	For the year ended December 31, 2009
	Written options (GMIB liability)	$—	$903	$(669)
	Purchased options (GMIB asset)	482	—	365
	Total	$482	$903	$(304)

Note 14 — Investment Income and Gains and Losses
A. Net Investment Income
The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Fixed maturities	$748	$729	$722
Equity securities	7	8	8
Commercial mortgage loans	223	219	240
Policy loans	92	86	81
Real estate	(1)	1	5
Other long-term investments	(30)	6	24
Short-term investments and cash	10	43	78

	1,049	1,092	1,158
Less investment expenses	35	29	44

Net investment income	$1,014	$1,063	$1,114

Net investment income for separate accounts (which is not reflected in the Company’s revenues) was $22 million for 2009, $148 million for 2008, and $215 million for 2007.
B. Realized Investment Gains and Losses
The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2009	2008	2007
Fixed maturities	$2	$(237)	$(26)
Equity securities	12	(31)	13
Commercial mortgage loans	(20)	(2)	8
Other investments, including derivatives	(37)	100	21

Realized investment gains (losses) from continuing operations, before income taxes	(43)	(170)	16
Less income taxes (benefits)	(17)	(60)	5
Less realized gains attributable to noncontrolling interests	—	—	1

Realized investment gains (losses) from continuing operations	(26)	(110)	10

Realized investment gains from discontinued operations, before income taxes	—	—	25
Less income taxes	—	—	9

Realized investment gains from discontinued operations	—	—	16

Net realized investment gains (losses)	$(26)	$(110)	$26

Included in pre-tax realized investment gains (losses) above were asset write-downs and changes in valuation reserves as follows:

(in millions)	2009	2008	2007
Credit related (1)	$93	$67	$18
Other (2)	13	150	22

Total (3)	$106	$217	$40

(1)	Credit-related losses include other-than-temporary declines in fair value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of new GAAP guidance for other-than-temporary impairments on April 1, 2009, other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $47 million in 2009, $213 million in 2008 and $31 million in 2007. These impairments are included in both the credit related and other categories above.
The Company recognized pre-tax gains of $13 million in 2009 and pre-tax losses of $31 million in 2008 on hybrid securities. Losses in 2008 include $14 million on hybrid securities (classified as equity securities) of certain quasi-federal government agencies where the Company believes that the decline in fair value is other than temporary.
Realized investment losses in 2009 in other investments, including derivatives primarily represent impairments of real estate entities. In 2008, gains primarily represented gains on the sales of real estate properties held in joint ventures.
Realized investment gains and (losses) that are not reflected in the Company’s revenues for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Separate accounts	$(25)	$(146)	$652
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$51	$8	$18
Sales information for available-for-sale fixed maturities and equity securities, for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Proceeds from sales	$949	$1,465	$1,040
Gross gains on sales	$51	$13	$26
Gross losses on sales	$(9)	$(53)	$(12)

Note 15 — Debt

(In millions)	2009	2008
Short-term:
Commercial paper	$100	$299
Current maturities of long-term debt	4	2

Total short-term debt	$104	$301

Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	300
8.5% Notes due 2019	349	—
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	11	14

Total long-term debt	$2,436	$2,090

Under a universal shelf registration statement filed with the Securities and Exchange Commission, the Company issued $350 million of 8.5% Notes on May 4, 2009 ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. See Note 13 for further information. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. These Notes will mature on May 1, 2019.
On March 4, 2008, the Company issued $300 million of 6.35% Notes (with an effective interest rate of 6.68% per year). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. Interest is payable on March 15 and September 15 of each year beginning September 15, 2008. These Notes will mature on March 15, 2018.
The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:
•	100% of the principal amount of the Notes to be redeemed; or
•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 40 basis points.
Maturities of debt and capital leases are as follows (in millions): $4 in 2010, $452 in 2011, $3 in 2012, $3 in 2013, none in 2013 and the remainder in years after 2013. Interest expense on long-term debt, short-term debt and capital leases was $166 million in 2009, $146 million in 2008, and $122 million in 2007.
On March 14, 2008, the Company entered into a commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use its credit facility for funding. In October 2008, the Company added an additional dealer to its Program. As of December 31, 2009, the Company had $100 million in commercial paper outstanding, at a weighted average interest rate of 0.35%, used for corporate purposes.

In June 2007, the Company amended and restated its five-year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including the support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There was a $27 million letter of credit issued as of December 31, 2009. As of December 31, 2009, the Company had an additional $1.5 billion of borrowing capacity within the maximum debt leverage covenant in the line of credit agreement in addition to the $2.5 billion of debt outstanding.
Note 16 — Common and Preferred Stock
As of December 31, the Company had issued the following shares:

(Shares in thousands)	2009	2008
Common: Par value $0.25 600,000 shares authorized
Outstanding — January 1	271,036	279,588
Issued for stock option and other benefit plans	3,221	1,458
Repurchase of common stock	—	(10,010)

Outstanding — December 31	274,257	271,036
Treasury stock	76,689	79,910

Issued — December 31	350,946	350,946

The Company maintains a share repurchase program, which was authorized by its Board of Directors. The decision to repurchase shares depends on market conditions and alternative uses of capital. The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan that permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods.
The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2009 or 2008.

Note 17 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.
Changes in accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
2009
Net unrealized appreciation, securities:
Implementation effect of updated guidance on other-than-temporary impairments	$(27)	$9	$(18)
Net unrealized appreciation on securities arising during the year	843	(292)	551
Reclassification adjustment for (gains) included in shareholders’ net income	(14)	3	(11)

Net unrealized appreciation, securities	$802	$(280)	$522

Net unrealized depreciation, derivatives	$(30)	$13	$(17)

Net translation of foreign currencies	$76	$(28)	$48

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$7	$(3)	$4
Curtailment gain	(46)	16	(30)

Reclassification adjustment included in shareholders’ net income	(39)	13	(26)
Net change arising from assumption and plan changes and experience	(107)	36	(71)

Net postretirement benefits liability adjustment	$(146)	$49	$(97)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
2008
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(706)	$245	$(461)
Reclassification adjustment for losses included in net income	268	(94)	174

Net unrealized depreciation, securities	$(438)	$151	$(287)

Net unrealized appreciation, derivatives	$9	$(3)	$6

Net translation of foreign currencies:	$(183)	$62	$(121)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$21	$(7)	$14
Net change arising from assumption and plan changes and experience	(1,134)	397	(737)

Net postretirement benefits liability adjustment	$(1,113)	$390	$(723)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
2007
Net unrealized depreciation, securities:
Implementation effect of updated guidance on accounting for hybrid financial instruments	$(18)	$6	$(12)
Net unrealized depreciation on securities arising during the year	(68)	24	(44)
Reclassification due to sale of discontinued operations	(23)	8	(15)
Reclassification adjustment for losses included in shareholders’ net income	13	(4)	9

Net unrealized depreciation, securities	$(96)	$34	$(62)

Net unrealized depreciation, derivatives	$(6)	$2	$(4)

Net translation of foreign currencies:
Net translation of foreign currencies arising during the year	$33	$(10)	$23
Reclassification due to sale of discontinued operations	8	(3)	5

Net translation of foreign currencies	$41	$(13)	$28

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$95	$(33)	$62
Net change arising from assumption and plan changes and experience	301	(105)	196

Net postretirement benefits liability adjustment	$396	$(138)	$258

Note 18 — Shareholders’ Equity and Dividend Restrictions
State insurance departments and foreign jurisdictions that regulate certain of the Company’s subsidiaries prescribe accounting practices (which differ in some respects from GAAP) to determine statutory net income and surplus. The Company’s life insurance and HMO company subsidiaries are regulated by such statutory requirements. The statutory net income for the years ended, and statutory surplus as of, December 31 of the Company’s life insurance and HMO subsidiaries were as follows:

(In millions)	2009	2008	2007
Net income	$1,088	$420	$1,130
Surplus	$4,728	$3,638	$3,346
As of December 31, 2009, statutory surplus for each of the Company’s life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators. As of December 31, 2009, the Company’s life insurance and HMO subsidiaries had investments on deposit with state departments of insurance with statutory carrying values of $349 million. The Company’s life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to the parent company without prior approval of regulatory authorities. The maximum dividend distribution that the Company’s life insurance and HMO subsidiaries may make during 2010 without prior approval is approximately $1.0 billion. Restricted net assets of the Company as of December 31, 2009, were approximately $4.0 billion. One of the Company’s life insurance subsidiaries is permitted to loan up to $400 million to the parent company without prior approval.

Note 19 — Income Taxes
A. Income Tax Expense
The components of income taxes for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Current taxes
U.S. income	$211	$255	$462
Foreign income	48	57	36
State income	16	1	13

	275	313	511

Deferred taxes (benefits)
U.S. income	279	(224)	1
Foreign income	39	2	(2)
State income	1	1	1

	319	(221)	—

Total income taxes	$594	$92	$511

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2009	2008	2007
Tax expense at nominal rate	$664	$135	$571
Tax-exempt interest income	(31)	(32)	(32)
Effect of permanently invested foreign earnings	(23)	—	—
Dividends received deduction	(3)	(3)	(3)
Resolution of federal tax matters	(27)	(1)	(26)
State income tax (net of federal income tax benefit)	12	1	10
Change in valuation allowance	(2)	(15)	(24)
Other	4	7	15

Total income taxes	$594	$92	$511

The Company has historically accrued U.S. income taxes on the undistributed earnings of foreign subsidiaries. In 2009, the Company determined that the prospective earnings of its South Korean operation are to be permanently invested overseas. Income taxes for this operation will therefore be accrued at the tax rate of the foreign jurisdiction. As a result, shareholders’ net income increased for 2009 by $23 million essentially representing unrecognized deferred tax liabilities attributable to the South Korean investment which is considered to be permanent in nature.

B. Deferred Income Taxes
Deferred income tax assets and liabilities as of December 31 are shown below.

(In millions)	2009	2008
Deferred tax assets
Employee and retiree benefit plans	$774	$921
Investments, net	111	130
Other insurance and contractholder liabilities	430	454
Deferred gain on sale of business	67	78
Policy acquisition expenses	144	147
Loss carryforwards	104	111
Other accrued liabilities	111	110
Bad debt expense	16	22
Other	34	39

Deferred tax assets before valuation allowance	1,791	2,012
Valuation allowance for deferred tax assets	(116)	(126)

Deferred tax assets, net of valuation allowance	1,675	1,886

Deferred tax liabilities
Depreciation and amortization	291	238
Unrepatriated foreign income, net	151	135
Unrealized appreciation (depreciation) on investments and foreign currency translation	204	(104)

Total deferred tax liabilities	646	269

Net deferred income tax assets	$1,029	$1,617

Management believes consolidated taxable income to be generated in the future will be sufficient in amount and character to support realization of the Company’s net deferred tax assets of $1.0 billion as of December 31, 2009 and $1.6 billion as of December 31, 2008. This determination is based upon the Company’s consistent overall earnings history and future earnings expectations. Other than deferred tax benefits attributable to operating loss and foreign tax credit carryforwards, there are no constraints on the period of time within which the Company’s deferred tax assets must be realized. Federal operating loss carryforwards of $283 million were available to offset future taxable income of the generating companies, and begin to expire in 2022. Foreign tax credit carryforwards of $11 million were generated in 2009 and may be carried forward 10 years.
The Company’s deferred tax asset is net of a federal and state valuation allowance (see table above). The valuation allowance reflects management’s assessment that certain deferred tax assets may not be realizable. As was the case at December 31, 2008, the valuation allowance at December 31, 2009 relates primarily to operating losses, and other deferred tax benefits, of the run-off reinsurance operations. It is reasonably possible there could be a significant decline in the level of valuation allowance recorded against deferred tax benefits of the reinsurance operations within the next 12 months.
C. Uncertain Tax Positions
A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(In millions)	2009	2008	2007
Balance at January 1,	$164	$260	$245
Increase (decrease) due to prior year positions	5	(119)	(31)
Increase due to current year positions	76	34	51
Reduction related to settlements with taxing authorities	(28)	(5)	—
Reduction related to lapse of applicable statute of limitations	(3)	(6)	(5)

Balance at December 31,	$214	$164	$260

The December 31, 2009 balance included $119 million that would impact net income if recognized. Over the next twelve months, the Company has determined it reasonably possible that the level of unrecognized tax benefits could increase or decrease significantly, subject to developments in certain matters in dispute with the IRS. The Company, however, is currently unable to reasonably estimate the potential impact of such changes.
The Company classifies net interest expense on uncertain tax positions and any applicable penalties as a component of income tax expense, but excludes these amounts from the liability for uncertain tax positions. The Company’s liability for net interest and penalties was $13 million at December 31, 2009, $19 million at December 31, 2008 and $17 million at December 31, 2007. The 2009 decline included $13 million associated with the completion of an IRS examination.
During 2009, the IRS completed its examination of the Company’s 2005 and 2006 tax years, resulting in a decline in the liability for uncertain tax positions of $36 million, of which $8 million impacted shareholders’ net income. In addition, the Company recorded a reduction of interest and penalties of $13 million resulting in a total impact to shareholders’ net income of $21 million of which:
•	$20 million is reflected in continuing operations; and
•	$1 million is reflected in discontinued operations.
During 2007, the IRS completed its examination of the Company’s 2003 and 2004 tax years. As a result, the Company recorded shareholders’ net income of $25 million, primarily attributable to the recognition of previously unrecognized tax benefits, of which:
•	$23 million is reflected in continuing operations; and
•	$2 million is associated with the disposition of Lovelace Health Systems, Inc. in 2003, and is reflected in discontinued operations.
D. Federal Income Tax Examinations, Litigation and Other Matters
During the first quarter of 2009, final resolution was reached in one of the two disputed issues associated with the IRS examination of the Company’s 2003 and 2004 consolidated federal income tax returns. The second of these disputed matters remains unresolved and on June 4, 2009 the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process, timing of the resolution of this matter is uncertain. Though the Company expects to prevail, unfavorable resolution of this litigation would result in a charge to shareholders’ net income of up to $15 million, representing net interest expense on the cumulative incremental tax for all affected years. In addition, two issues remain unresolved from the IRS examination of the Company’s 2005 and 2006 consolidated federal income tax returns. One of these unresolved issues is the same matter which remains in dispute from the prior IRS examination. The Company will attempt to resolve the other matter through the administrative appeals process, and filed a formal protest of the proposed adjustments on March 31, 2009.
The IRS has commenced examination of the Company’s 2007 and 2008 consolidated federal income tax returns, completion of which is not expected during 2010. The Company conducts business in numerous states and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity for years prior to 2002 is expected.
Congress could initiate tax reform legislation in 2010 that potentially includes changes to the U.S. taxation of foreign operations, similar to provisions previously considered for 2010. If ultimately enacted, these changes could increase the Company’s effective tax rate.
Note 20 — Employee Incentive Plans
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
Compensation cost and related tax benefits for these awards were as follows:

(In millions)	2009	2008	2007
Compensation cost	$42	$41	$37
Tax benefits	$15	$14	$13

The Company had the following number of shares of common stock available for award at December 31: 23.3 million in 2009, 28.5 million in 2008 and 31.1 million in 2007.
Stock options. The Company awards options to purchase the Company’s common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years after the grant date.
The table below shows the status of, and changes in, common stock options during the last three years:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
(Options in thousands)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding — January 1	12,258	$35.48	11,430	$32.69	17,955	$29.24
Granted	4,709	$14.15	2,311	$46.53	1,662	$46.97
Exercised	(1,167)	$25.32	(1,058)	$27.40	(7,757)	$27.67
Expired or canceled	(2,049)	$33.42	(425)	$40.67	(430)	$34.73

Outstanding — December 31	13,751	$29.34	12,258	$35.48	11,430	$32.69

Options exercisable at year-end	8,578	$33.53	8,687	$31.19	8,383	$29.37

Compensation expense of $19 million related to unvested stock options at December 31, 2009 will be recognized over the next two years (weighted average period).
The table below summarizes information for stock options exercised during the last three years:

(In millions)	2009	2008	2007
Intrinsic value of options exercised	$7	$23	$169
Cash received for options exercised	$30	$26	$203
Excess tax benefits realized from options exercised	$—	$6	$39
The following table summarizes information for outstanding common stock options at December 31, 2009:

(In millions, except options in	Options	Options
thousands)	Outstanding	Exercisable
Number	13,751	8,578
Total intrinsic value	$123	$41
Weighted average exercise price	$29.34	$33.53
Weighted average remaining contractual life	6.0 years	4.3 years
The weighted average fair value of options granted under employee incentive plans was $4.60 for 2009, $14.33 for 2008 and $16.05 for 2007, using the Black-Scholes option-pricing model and the following assumptions:

	2009	2008	2007
Dividend yield	0.3%	0.1%	0.1%
Expected volatility	40.0%	35.0%	35.0%
Risk-free interest rate	1.6%	2.2%	4.7%
Expected option life	4 years	4 years	4 years
The expected volatility reflects the Company’s past daily stock price volatility. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining maturities of traded options are less than one year. The risk-free interest rate is derived using the four-year U.S. Treasury bond yield rate as of the award date for the primary grant. Expected option life reflects the Company’s historical experience excluding activity related to options granted under a replacement option feature. This feature was cancelled in 2004.

Restricted stock. The Company awards restricted stock to its employees or directors with vesting periods ranging from one to five years. These awards are generally in one of two forms: restricted stock grants or restricted stock units. Restricted stock grants are the most widely used form of restricted stock awards and are used for substantially all U.S.-based employees receiving restricted stock awards. Recipients of restricted stock grants are entitled to receive dividends and to vote during the vesting period, but forfeit their awards if their employment terminates before the vesting date. Awards of restricted stock units are generally limited to international employees. A restricted stock unit represents a right to receive a common share of stock when the unit vests. Recipients of restricted stock units are entitled to receive hypothetical dividends, but cannot vote during the vesting period. They forfeit their units if their employment terminates before the vesting date.
The table below shows the status of, and changes in, restricted stock grants and units during the last three years:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average Fair Value		Average Fair Value		Average Fair Value
(Awards in thousands)	Grants/Units	at Award Date	Grants/Units	at Award Date	Grants/Units	at Award Date
Outstanding — January 1	2,347	$40.53	2,482	$34.28	2,802	$26.72
Awarded	2,678	$18.14	820	$43.90	698	$47.20
Vested	(557)	$32.00	(760)	$23.81	(750)	$19.06
Forfeited	(355)	$33.79	(195)	$40.47	(268)	$31.45

Outstanding — December 31	4,113	$27.65	2,347	$40.53	2,482	$34.28

The fair value of vested restricted stock was: $10 million in 2009, $35 million in 2008 and $36 million in 2007.
At the end of 2009, approximately 2,880 employees held 4.1 million restricted stock grants and units with $63 million of related compensation expense to be recognized over the next three years (weighted average period).
Note 21 — Leases, Rentals and Outsourced Service Arrangements
Rental expenses for operating leases, principally for office space, amounted to $138 million in 2009, $131 million in 2008 and $114 million in 2007. As of December 31, 2009, future net minimum rental payments under non-cancelable operating leases were approximately $500 million, payable as follows (in millions): $116 in 2010, $107 in 2011, $83 in 2012, $60 in 2013, $44 in 2014 and $90 thereafter.
The Company also has several outsourced service arrangements with third parties, primarily for human resource and information technology support services. The initial service periods under these arrangements range from two to seven years and their related costs are reported consistent with operating leases over the service period based on the pattern of use. The Company recorded in other operating expense $115 million in 2009, $113 million in 2008 and $87 million in 2007 for these arrangements.

Note 22 — Segment Information
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
Consolidated pre-tax income from continuing operations is primarily attributable to domestic operations. Consolidated pre-tax income from continuing operations generated by the Company’s foreign operations was approximately 9% in 2009, 36% in 2008 and 11% in 2007.
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
Run-off Reinsurance includes accident, workers’ compensation, international life and health, GMDB and GMIB reinsurance businesses. The Company stopped underwriting new reinsurance business in 2000.
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

Summarized segment financial information for the years ended December 31 was as follows:

(In millions)	2009	2008	2007
Health Care
Premiums and fees:
Medical:
Guaranteed cost excluding voluntary / limited benefits (1),(2)	$3,148	$3,504	$3,877
Voluntary/limited benefits	232	200	160
Experience-rated (2),(3)	1,699	1,953	1,877
Stop loss	1,274	1,197	589
Dental	731	785	773
Medicare	595	400	349
Medicare Part D	342	327	326
Other (4)	515	518	473

Total medical	8,536	8,884	8,424
Life and other non-medical	179	184	235

Total premiums	8,715	9,068	8,659
Fees (2),(5)	2,669	2,597	2,007

Total premiums and fees	11,384	11,665	10,666
Mail order pharmacy revenues	1,282	1,204	1,118
Other revenues	262	267	250
Net investment income	181	200	202

Segment revenues	$13,109	$13,336	$12,236
Income taxes	$399	$352	$358
Segment earnings	$731	$664	$679

(1)	Includes guaranteed cost premiums primarily associated with open access and commercial HMO, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue for specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $41 million in 2009, $69 million in 2008 and $61 million in 2007.

(In millions)	2009	2008	2007
Disability and Life
Premiums and fees:
Life	$1,301	$1,261	$1,148
Disability	1,057	1,004	942
Other	276	297	284

Total	2,634	2,562	2,374
Other revenues	113	117	131
Net investment income	244	256	276

Segment revenues	$2,991	$2,935	$2,781
Income taxes	$109	$109	$92
Segment earnings	$284	$273	$254

International
Premiums and fees:
Health Care	$884	$856	$845
Life, Accident and Health	998	1,014	955

Total	1,882	1,870	1,800
Other revenues	22	18	7
Net investment income	69	79	77

Segment revenues	$1,973	$1,967	$1,884
Income taxes	$70	$104	$96
Equity in income of investees	$11	$8	$3
Segment earnings	$183	$182	$176

Run-off Reinsurance
Premiums and fees and other revenues	$(254)	$374	$13
Net investment income	113	104	93

Segment revenues	$(141)	$478	$106
Income taxes (benefits)	$93	$(375)	$(43)
Segment earnings (loss)	$185	$(646)	$(11)

Other Operations
Premiums and fees and other revenues	$176	$184	$190
Net investment income	407	414	437

Segment revenues	$583	$598	$627
Income taxes	$31	$43	$45
Segment earnings	$86	$87	$109

Corporate
Other revenues and eliminations	$(58)	$(53)	$(55)
Net investment income	—	10	29

Segment revenues	$(58)	$(43)	$(26)
Income tax benefits	$(91)	$(81)	$(42)
Segment loss	$(142)	$(162)	$(97)

Realized investment gains (losses) from continuing operations
Realized investment gains (losses) from continuing operations	$(43)	$(170)	$16
Income taxes (benefits)	(17)	(60)	5
Less: Realized investment gain attributable to noncontrolling interest	—	—	1

Realized investment gains (losses) from continuing operations, net of taxes and noncontrolling interest	$(26)	$(110)	$10

Total
Premiums and fees and other revenues	$16,161	$17,004	$15,376
Mail order pharmacy revenues	1,282	1,204	1,118
Net investment income	1,014	1,063	1,114
Realized investment gains (losses) from continuing operations	(43)	(170)	16

Total revenues	$18,414	$19,101	$17,624
Income taxes	$594	$92	$511
Segment earnings	$1,327	$398	$1,110
Realized investment gains (losses) from continuing operations, net of taxes and noncontrolling interest	$(26)	$(110)	$10

Shareholders’ income from continuing operations	$1,301	$288	$1,120

Premiums and fees, mail order pharmacy revenues and other revenues by product type were as follows for the years ended December 31:

(In millions)	2009	2008	2007
Medical	$12,089	$12,337	$11,276
Disability	1,063	994	945
Life, Accident and Health	2,748	2,766	2,619
Mail order pharmacy	1,282	1,204	1,118
Other	261	907	536

Total	$17,443	$18,208	$16,494

Note 23 — Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
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
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2009, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of December 31, 2009. As of December 31, 2009, approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2009. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 11 for further information on the fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B. Guaranteed Minimum Income Benefit Contracts
The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. A contractholder can elect the guaranteed minimum income benefit (“GMIB”) within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company’s exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy’s current account value. At the time of annuitization, the Company pays the excess (if any) of the minimum benefit guaranteed under the contract over the benefit based on the current account value in a lump sum to the direct writing insurance company.
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

The Company is required to disclose the maximum potential undiscounted future payments for GMIB contracts. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:
•	no annuitants surrendered their accounts;
•	all annuitants lived to elect their benefit;
•	all annuitants elected to receive their benefit on the next available date (2010 through 2014); and
•	all underlying mutual fund investment values remained at the December 31, 2009 value of $1.3 billion with no future returns.
The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.2 billion before reinsurance recoveries. The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
C. Certain Other Guarantees
The Company had indemnification obligations to lenders of up to $235 million as of December 31, 2009 related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2010 through 2017. The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2009.
As part of the reinsurance and administrative service arrangements, the Company pays claims for the group medical and long-term disability business of Great-West Healthcare and collects related amounts due from their third-party reinsurers. Any uncollected amounts will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At December 31, 2009, there were no receivables recorded for paid claims due from third-party reinsurers for this business and unpaid claims related to this business were estimated at $22 million.
As of December 31, 2009, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of each lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had additional liabilities for these guarantees of $8 million as of December 31, 2009.
The Company had indemnification obligations as of December 31, 2009 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of December 31, 2009.
The Company contracts on an administrative services only (“ASO”) basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these guarantees. Approximately 10% of reported ASO fees were at risk for the periods reported, with actual reimbursements of generally less than 1% of reported ASO fees in 2009, 2008 and 2007.

The Company does not expect that these certain other guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
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
Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company’s employee benefits businesses include:
•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company’s health care products and services; and pension legislation, which could increase pension cost;
•	changes in Employee Retirement Income Security Act of 1974 (“ERISA”) regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies and rulings from pending purported class action litigation, which could result in adjustments to or the elimination of the average wholesale price or “AWP” of pharmaceutical products as a benchmark in establishing certain rates, charges, discounts, guarantees and fees for various prescription drugs;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional variations among state laws mandating the time periods and administrative processes for payment of health care provider claims;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal tax laws, such as amendments that could affect the taxation of employer provided benefits.
The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues and 49% of the segment’s earnings for year ended December 31, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
E. Litigation and Other Legal Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs including payments to providers and benefit level disputes. Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertainty in income taxes. Further information can be found in Note 19. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously and has recorded accruals in accordance with GAAP. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

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
In 2004, the court approved a settlement agreement between the physician class and CIGNA. However, a dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is in arbitration. Separately, in 2005, the court approved a settlement between CIGNA and a class of non-physician health care providers. Only the American Dental Association case remains unresolved. On March 2, 2009, the Court dismissed with prejudice five of the six counts of the complaint. On March 20, 2009, the Court declined to exercise supplemental jurisdiction over the remaining state law claim and dismissed the case. Plaintiffs filed a notice of appeal on April 17, 2009. The appeal is fully briefed and pending and oral argument is scheduled for February 26, 2010 before the United States Court of Appeals for the Eleventh Circuit. CIGNA denies the allegations and will continue to vigorously defend itself.
CIGNA has received insurance recoveries related to the In re Managed Care Litigation. In 2008, the Court of Common Pleas of Philadelphia County ruled that the Company is not entitled to insurance recoveries from one of the two insurers from which the Company is pursuing further recoveries. CIGNA appealed that decision and on June 3, 2009, the Superior Court of Pennsylvania reversed the trial court’s decision, remanding the case to the trial court for further proceedings.
Broker compensation. Beginning in 2004, the Company, other insurance companies and certain insurance brokers received subpoenas and inquiries from various regulators, including the New York and Connecticut Attorneys General, the Florida Office of Insurance Regulation, the U.S. Attorney’s Office for the Southern District of California and the U.S. Department of Labor relating to their investigations of insurance broker compensation. CIGNA cooperated with the inquiries and investigations.
On August 1, 2005, two CIGNA subsidiaries, Connecticut General Life Insurance Company and Life Insurance Company of North America, were named as defendants in a multi-district litigation proceeding, In re Insurance Brokerage Antitrust Litigation, consolidated in the United States District Court for the District of New Jersey. The complaint alleges that brokers and insurers conspired to hide commissions, thus increasing the cost of employee benefit plans, and seeks treble damages and injunctive relief. Numerous insurance brokers and other insurance companies are named as defendants. In 2008, the court ordered the clerk to enter judgment against plaintiffs and in favor of the defendants. Plaintiffs appealed. CIGNA denies the allegations and will continue to vigorously defend itself.
Amara cash balance pension plan litigation. On December 18, 2001, Janice Amara filed a class action lawsuit, captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. CIGNA Corporation and CIGNA Pension Plan, in the United States District Court for the District of Connecticut against CIGNA Corporation and the CIGNA Pension Plan on behalf of herself and other similarly situated participants in the CIGNA Pension Plan affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (during which the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.
In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest. Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, the Company and the plaintiffs filed separate petitions for a writ of certiorari to the United States Supreme Court. The implementation of the judgment is currently stayed. The Company will continue to vigorously defend itself in this case. In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company’s best estimate of the liabilities related to the court order.

Ingenix. On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers. The Company received four subpoenas from the New York Attorney General’s office in connection with this investigation and responded appropriately. On February 17, 2009, the Company entered into an Assurance of Discontinuance resolving the investigation. In connection with the industry-wide resolution, the Company contributed $10 million to the establishment of a new non-profit company that will compile and provide the data currently provided by Ingenix. In addition, on March 28, 2008, the Company received a voluntary request for production of documents from the Connecticut Attorney General’s office seeking certain out-of-network claim payment information. The Company has responded appropriately. Since January 2009, the Company has received and responded to inquiries regarding the use of Ingenix data from the Illinois and Texas Attorneys General and the Departments of Insurance in Illinois, Florida, Vermont, Georgia, Pennsylvania, Connecticut, and Alaska.
The Company was named as a defendant in seven putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. Two actions were brought on behalf of members, (Franco v. CIGNA Corp. et al., and Chazen v. CIGNA Corp. et al.), and five actions were brought on behalf of providers, (American Medical Association et al. v. CIGNA Corp. et al., Shiring et al. v. CIGNA Corp. et al.; Higashi et al. v. CGLIC et al.; Pain Management and Surgery Center of Southeast Indiana v. CGLIC et al.; and North Peninsula Surgical Center v. Connecticut General Life Insurance Co. et al.). Six of the seven matters have been consolidated into the Franco case pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law. CIGNA filed a motion to dismiss the consolidated amended complaint on September 9, 2009, which is now fully briefed and pending. Discovery is ongoing and class certification is scheduled to be briefed in March and April of 2010. The one remaining class action that has not yet been consolidated in the Franco case is North Peninsula Surgical Center, filed on July 6, 2009, in the United States District Court for the Central District of California, asserting claims under ERISA, the Sherman Antitrust Act and state unfair competition law. The North Peninsula case was voluntarily dismissed on September 29, 2009 and re-filed in the United States District Court for the District of New Jersey on November 12, 2009. The new complaint includes ERISA and state law unfair competition claims only. The case is expected to be consolidated into the Franco case in the near future.
On June 9, 2009, CIGNA filed motions in the United States District Court for the Southern District of Florida to enforce the In re Managed Care Litigation settlement described above by enjoining the RICO and antitrust causes of action asserted by the provider and medical association plaintiffs in the Ingenix litigation on the ground that they arose prior to and were released in the April 2004 settlement. On November 30, 2009, the Court granted the motions and ordered the provider and association plaintiffs to withdraw their RICO and antitrust claims from the Ingenix litigation by December 21, 2009. The plaintiffs filed notices of appeal with the United States Court of Appeals for the Eleventh Circuit on December 10 and 11, 2009, along with motions to stay the order pending appeal. On January 12, 2010, the United States Court of Appeals for the Eleventh Circuit stayed the order pending resolution of the appeal.
One of the provider plaintiffs, Pain Management and Surgery Center of Southern Indiana, filed a voluntary dismissal of its claims on November 11, 2009.
It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.
INDUSTRY DEVELOPMENTS AND OTHER MATTERS
The disability industry is under continuing review by regulators and legislators with respect to its offset practices regarding Social Security Disability Insurance (“SSDI”). There has been specific inquiry as to the industry’s role in providing assistance to individuals with their applications for SSDI. The Company has received one Congressional inquiry and has responded to the information request. Also, legislation prohibiting the offset of SSDI payments against private disability insurance payments for prospectively issued policies was introduced but not enacted in the Connecticut state legislature. The Company is also involved in related pending litigation. If the industry is forced to change its offset SSDI procedures, the practices and products for the Company’s Disability and Life segment could be significantly impacted.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
and Shareholders of CIGNA Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in total equity and cash flows present fairly, in all material respects, the financial position of CIGNA Corporation and its subsidiaries (“the Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2(B) to the Consolidated Financial Statements, the Company adopted ASC 820 “Fair Value Measurements and Disclosures” effective January 1, 2008.
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

/s/ Pricewaterhouse Coopers LLP

Philadelphia, Pennsylvania
February 25, 2010

Quarterly Financial Data (unaudited)
The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2009 and 2008. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended
(In millions, except per share amounts)	March 31		June 30		Sept. 30		Dec. 31
Consolidated Results
2009
Total revenues	$4,773		$4,488		$4,517		$4,636
Income from continuing operations before income taxes	273		630		487		508
Shareholders’ net income	208	(1)	435	(2)	329	(3)	330 (4)
Shareholders’ net income per share:
Basic	0.76		1.59		1.20		1.20
Diluted	0.76		1.58		1.19		1.19
2008
Total revenues	$4,569		$4,863		$4,852		$4,817
Income from continuing operations before income taxes	74		413		233		(338)
Shareholders’ net income (loss)	58	(5)	272	(6)	171	(7)	(209) (8)
Shareholders’ net income (loss) per share:
Basic	0.21		0.97		0.62		(0.77)
Diluted	0.20		0.96		0.62		(0.77)
Stock and Dividend Data
2009
Price range of common stock — high	$23.06		$25.60		$33.00		$38.12
— low	$12.68		$16.84		$23.10		$26.83
Dividends declared per common share	$0.040		$—		$—		$—
2008
Price range of common stock — high	$56.98		$44.43		$44.13		$34.47
— low	$36.75		$35.07		$31.76		$8.00
Dividends declared per common share	$0.040		$—		$—		$—

(1)	The first quarter of 2009 includes an after-tax gain of $23 million for the GMIB business, an after-tax benefit of $20 million associated with the completion of the 2005 and 2006 IRS examinations and an after-tax charge of $47 million to strengthen GMDB reserves.

(2)	The second quarter of 2009 includes an after-tax gain of $110 million for the GMIB business, an after-tax benefit of $30 million associated with a pension curtailment gain, and an after-tax charge of $9 million for the cost reduction program.

(3)	The third quarter of 2009 includes an after-tax gain of $16 million for the GMIB business and an after-tax charge of $7 million for the cost reduction program.

(4)	The fourth quarter of 2009 includes an after-tax gain of $60 million for the GMIB business and an after-tax charge of $13 million for the cost reduction program.

(5)	The first quarter of 2008 includes an after-tax loss of $195 million for the GMIB business and an after-tax charge of $24 million associated with litigation matters.

(6)	The second quarter of 2008 includes an after-tax benefit of $34 million for the GMIB business and an after-tax charge of $52 million associated with litigation matters.

(7)	The third quarter of 2008 includes an after-tax loss of $61 million for the GMIB business.

(8)	The fourth quarter of 2008 includes an after-tax loss of $215 million for the GMIB business, an after-tax loss of $192 million for the GMDB business and an after-tax charge of $35 million for the cost reduction program partially offset by an after-tax benefit of $47 million for a reduction in management incentive compensation accruals.

Five-Year Cumulative Total Shareholder Return*
December 31, 2004 — December 31, 2009

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
CIGNA	$100	$137	$162	$198	$62	$130
S&P 500 Index	$100	$105	$121	$128	$81	$102
S&P Mgd. Health Care, Life & Health Ins. Indexes**	$100	$138	$136	$155	$72	$90

*	Assumes that the value of the investment in CIGNA common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

**	Weighted average of S&P Managed Health Care (75%) and Life & Health Insurance (25%) Indexes.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
B. Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management report on internal control over financial reporting under the caption “Management’s Annual Report on Internal Control over Financial Reporting” on page 97 in this Form 10-K.
Attestation Report of the Registered Public Accounting Firm
The attestation report of CIGNA’s independent registered public accounting firm, on the effectiveness of CIGNA’s internal control over financial reporting appears under the caption “Report of Independent Registered Public Accounting Firm” on page 168 of this Form 10-K.
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
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
A. Directors of the Registrant
The information under the captions “The Board of Directors’ Nominees for Terms to Expire in April 2013,” “Directors Who Will Continue in Office,” “Board of Directors and Committee Meetings, Membership, Attendance and Independence” (as it relates to Audit Committee disclosure), and “Section 16(a) Beneficial Ownership Reporting Compliance” in CIGNA’s proxy statement to be dated on or about March 19, 2010 is incorporated by reference.
B. Executive Officers of the Registrant
See PART I — “Executive Officers of the Registrant on page 45 in this Form 10-K.”

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
The information under the captions “Director Compensation,” “Report of the People Resources Committee,” “Compensation Discussion and Analysis” and “Executive Compensation” in CIGNA’s proxy statement to be dated on or about March 19, 2010 is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding CIGNA’s equity compensation plans as of December 31, 2009:

	(a)	(b)	(c)
Securities Remaining
Available For Future
	Securities To Be Issued	Weighted Average	Issuance Under Equity
	Upon Exercise Of	Exercise Price Per Share Of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	13,751,414	$29.34	23,278,830
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	13,751,414	$29.34	23,278,830
The information under the captions “Stock held by Directors, Nominees and Executive Officers” and “Largest Security Holders” in CIGNA’s proxy statement to be dated on or about March 19, 2010 is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the caption “Certain Transactions” in CIGNA’s proxy statement to be dated on or about March 19, 2010 is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions “Policy for the Pre-Approval of Audit and Non-Audit Services” and “Fees to Independent Registered Public Accounting Firm” in CIGNA’s proxy statement to be dated on or about March 19, 2010 is incorporated by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The following Financial Statements appear on pages 99 through 168:
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.
Consolidated Balance Sheets as of December 31, 2009 and 2008.
Consolidated Statements of Comprehensive Income and Changes in Total Equity for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
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
Date: February 25, 2010

CIGNA CORPORATION
By:	/s/ Annmarie T. Hagan
Annmarie T. Hagan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2010.

Signature	Title

/s/ David M. Cordani	Chief Executive Officer and Director
David M. Cordani	(Principal Executive Officer)

/s/ Annmarie T. Hagan	Executive Vice President and Chief Financial Officer
Annmarie T. Hagan	(Principal Financial Officer)

/s/ Mary T. Hoeltzel	Vice President and Chief Accounting Officer
Mary T. Hoeltzel	(Principal Accounting Officer)

/s/ Isaiah Harris, Jr.	Chairman of the Board
Isaiah Harris, Jr.

/s/ Jane E. Henney, M.D.	Director
Jane E. Henney, M.D.

/s/ Peter N. Larson	Director
Peter N. Larson

/s/ Roman Martinez IV	Director
Roman Martinez IV

/s/ John M. Partridge	Director
John M. Partridge

Signature	Title

/s/ James E. Rogers	Director
James E. Rogers

/s/ Carol Cox Wait	Director
Carol Cox Wait

/s/ Eric C. Wiseman	Director
Eric C. Wiseman

/s/ Donna F. Zarcone	Director
Donna F. Zarcone

/s/ William D. Zollars	Director
William D. Zollars

{THIS PAGE INTENTIONALLY LEFT BLANK}

CIGNA CORPORATION AND SUBSIDIARIES
Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors
and Shareholders of CIGNA Corporation
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2010 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Pricewaterhouse Coopers LLP
Philadelphia, Pennsylvania
February 25, 2010

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2009
(in millions)

			Amount at
			which shown in
		Fair	the Consolidated
Type of Investment	Cost	Value	Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$398	$571	$571
States, municipalities and political subdivisions	2,341	2,521	2,521
Foreign governments	1,040	1,070	1,070
Public utilities	50	52	52
All other corporate bonds	8,074	8,510	8,510
Asset backed securities:
United States government agencies mortgage-backed	33	34	34
Other mortgage-backed	126	121	121
Other asset-backed	494	541	541
Redeemable preferred stocks	24	23	23

Total fixed maturities	12,580	13,443	13,443

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	19	23	23
Non redeemable preferred stocks	118	90	90

Total equity securities	137	113	113

Commercial mortgage loans on real estate	3,522		3,522
Policy loans	1,549		1,549
Real estate investments	124		124
Other long-term investments	545		595
Short-term investments	493		493

Total investments	$18,950		$19,839

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME
(in millions)

	For the year ended
	December 31,
	2009	2008	2007

Other revenues	$—	$—	$1

Total revenues	—	—	1

Operating expenses:
Interest	160	140	116
Intercompany interest	80	220	325
Other	68	108	49

Total operating expenses	308	468	490

Loss before income taxes	(308)	(468)	(489)
Income tax benefit	(118)	(161)	(164)

Loss of parent company	(190)	(307)	(325)
Equity in income of subsidiaries from continuing operations	1,491	595	1,445

Shareholders’ income from continuing operations	1,301	288	1,120
Income (loss) from discontinued operations, net of taxes	1	4	(5)

Shareholders’ net income	$1,302	$292	$1,115

See Notes to Financial Statements on pages FS-7 through FS-9.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS
(in millions)

	As of December 31,
	2009		2008

Assets:
Cash and cash equivalents		$—		$1
Investments in subsidiaries		13,674		12,275
Other assets		586		723

Total assets		$14,260		$12,999

Liabilities:
Intercompany		4,517		5,088
Short-term debt		100		299
Long-term debt		2,347		1,998
Other liabilities		1,879		2,022

Total liabilities		$8,843		$9,407

Shareholders’ Equity:
Common stock (shares issued, 351)		88		88
Additional paid in capital		2,514		2,502
Net unrealized appreciation (depreciation) — fixed maturities	$378		$(147)
Net unrealized appreciation — equity securities	4		7
Net unrealized depreciation — derivatives	(30)		(13)
Net translation of foreign currencies	(12)		(60)
Postretirement benefits liability adjustment	(958)		(861)

Accumulated other comprehensive loss		(618)		(1,074)
Retained earnings		8,625		7,374
Less treasury stock, at cost		(5,192)		(5,298)

Total shareholders’ equity		5,417		3,592

Total liabilities and shareholders’ equity		$14,260		$12,999

See Notes to Financial Statements on pages FS-7 through FS-9.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended
	December 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Shareholders’ Net Income	$1,302	$292	$1,115
Adjustments to reconcile shareholders’ net income to net cash provided by operating activities:
Equity in income of subsidiaries	(1,494)	(595)	(1,445)
(Income) loss from discontinued operations	(1)	(4)	5
Dividends received from subsidiaries	650	535	1,026
Other liabilities	(401)	74	87
Other, net	356	(116)	275

Net cash provided by operating activities	412	186	1,063

Cash Flows from Investing Activities:
Other, net	—	—	21

Net cash provided by investing activities	—	—	21

Cash Flows from Financing Activities:
Net change in intercompany debt	(579)	(426)	(271)
Net change in short-term debt	(199)	299	—
Net proceeds on issuance of long-term debt	346	297	498
Repayment of long-term debt	—	—	(376)
Issuance of common stock	30	37	248
Common dividends paid	(11)	(14)	(11)
Repurchase of common stock	—	(378)	(1,185)

Net cash used in financing activities	(413)	(185)	(1,097)
Net increase (decrease) in cash and cash equivalents	(1)	1	(13)
Cash and cash equivalents, beginning of year	1	—	13

Cash and cash equivalents, end of year	$—	$1	$—

See Notes to Financial Statements on pages FS-7 through FS-9.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report.

Note 1 —	For purposes of these condensed financial statements, CIGNA Corporation’s (the Company) wholly owned and majority owned subsidiaries are recorded using the equity basis of accounting. Certain reclassifications have been made to prior years’ amounts to conform to the 2009 presentation.

Note 2 —	On April 25, 2007, the Company’s Board of Directors approved a three-for-one stock split (in the form of a stock dividend) of the Company’s common shares. The stock split was effective on June 4, 2007 for shareholders of record as of the close of business on May 21, 2007.

Note 3 —	Short-term and long-term debt consisted of the following at December 31:

(In millions)	2009	2008
Short-term:
Commercial Paper	$100	$299

Total short-term debt	$100	$299

Long-term:
Uncollateralized debt:
7% Notes due 2011	$222	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	300
8.5% Notes due 2019	349	—
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875 % Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500

Total long-term debt	$2,347	$1,998

Under a universal shelf registration statement filed with the Securities and Exchange Commission (SEC), the Company issued $350 million of 8.5% Notes on May 7, 2009 (with an effective interest rate of 9.9% per year). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. These Notes will mature on May 1, 2019.

On March 4, 2008, the Company issued $300 million of 6.35% Notes (with an effective interest rate of 6.68% per year). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. Interest is payable on March 15 and September 15 of each year beginning September 15, 2008. These Notes will mature on March 15, 2018.
The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:
•	100% of the principal amount of the Notes to be redeemed; or
•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 50 basis points.
On March 14, 2008, the Company entered into a new commercial paper program (“the Program”). Under the Program, the Company is authorized to sell from time to time short-term unsecured commercial paper notes up to a maximum of $500 million. The proceeds are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. The Company uses the credit facility entered into in June 2007, as back-up liquidity to support the outstanding commercial paper. If at any time funds are not available on favorable terms under the Program, the Company may use its credit agreement for funding. In October 2008, the Company added an additional dealer to its Program. As of December 31, 2009, the Company had $100 million in commercial paper outstanding, at a weighted average interest rate of 0.35%, used for general corporate purposes.
In June 2007, the Company amended and restated its five year revolving credit and letter of credit agreement for $1.75 billion, which permits up to $1.25 billion to be used for letters of credit. The credit agreement includes options, which are subject to consent by the administrative agent and the committing bank, to increase the commitment amount up to $2.0 billion and to extend the term of the agreement. The Company entered into the agreement for general corporate purposes, including support for the issuance of commercial paper and to obtain statutory reserve credit for certain reinsurance arrangements. There was a $27 million of letter of credit issued as of December 31, 2009.
Maturities of long-term debt are as follows (in millions): none in 2010, $448 in 2011, none in 2012 and 2013 and the remainder in years after 2014.
Interest paid on short- and long-term debt amounted to $153 million, $135 million and $116 million for 2009, 2008 and 2007, respectively.
Note 4 — Intercompany liabilities consist primarily of loans payable to CIGNA Holdings, Inc. of $4.6 billion as of December 31, 2009 and $5.1 billion as of December 31, 2008. Interest was accrued at an average monthly rate of 1.56% and 4.23% for 2009 and 2008, respectively.

Note 5 —	As of December 31, 2009, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:
•	The Company has arranged for bank letters of credit in the amount of $41 million in support of its indirect wholly owned subsidiaries. As of December 31, 2009, approximately $33 million of the letters of credit were issued to support CIGNA Global Reinsurance Company, an indirect wholly owned subsidiary domiciled in Bermuda. These letters of credit primarily secure the payment of insureds’ claims from run-off reinsurance operations. As of December 31, 2009, approximately $8 million of the letters of credit were issued to provide collateral support for various other indirectly wholly owned subsidiaries of the Company.
•	The Company has provided a capital commitment deed in an amount up to $185 million in favor of CIGNA Global Reinsurance Company. This deed is equal to the letters of credit securing the payment of insureds’ claims from run-off reinsurance operations. This deed is required by Bermuda regulators to have these letters of credit for the London run-off reinsurance operations included as admitted assets.
•	Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2009 was $60 million.
•	The Company is obligated under a $27 million letter of credit required by the insurer of its high-deductible self-insurance programs to indemnify the insurer for claim liabilities that fall within deductible amounts for policy years dating back to 1994.
•	The Company also provides solvency guarantees aggregating $34 million under state and federal regulations in support of its indirect wholly owned medical HMOs in several states.
•	The Company has arranged an $80 million letter of credit in support of CIGNA Europe Insurance Company, an indirect wholly owned subsidiary. The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw. CIGNA Europe Insurance Company is the holder of the letters of credit.
•	In addition, the Company has agreed to indemnify payment of losses included in CIGNA Europe Insurance Company’s reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2009, the reserve was $105 million.
In 2009, no payments have been made on these guarantees and none are pending. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company’s results of operations, liquidity or financial condition.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Deferred	Future policy	Medical claims
	policy	benefits and	payable and	Unearned
	acquisition	contractholder	unpaid	premiums
Segment	costs	deposit funds	claims	and fees

Year Ended December 31, 2009:
Health Care	$60	$507	$1,098	$76
Disability and Life	6	1,023	3,122	32
International	808	1,003	228	282
Run-off Reinsurance	—	1,287	288	—
Other Operations	69	12,800	161	37
Corporate	—	—	(8)	—

Total	$943	$16,620	$4,889	$427

Year Ended December 31, 2008:
Health Care	$60	$551	$1,138	$70
Disability and Life	7	956	3,104	36
International	650	843	205	265
Run-off Reinsurance	—	1,611	356	—
Other Operations	72	13,332	158	43
Corporate	—	—	—	—

Total	$789	$17,293	$4,961	$414

Year Ended December 31, 2007:
Health Care	$51	$533	$1,198	$75
Disability and Life	9	879	3,080	39
International	682	912	230	331
Run-off Reinsurance	—	875	452	1
Other Operations	74	13,542	142	50
Corporate	—	—	—	—

Total	$816	$16,741	$5,102	$496

			Amortization
			of deferred
	Net		policy	Other
Premiums	investment	Benefit	acquisition	operating
and fees (1)	income (2)	expenses (1)(3)	expenses	expenses (4)

$11,384	$181	$7,096	$141	$4,742
2,634	244	1,922	6	670
1,882	69	1,080	146	491
29	113	(146)	—	(273)
112	407	398	6	62
—	—	(16)	—	191

$16,041	$1,014	$10,334	$299	$5,883

$11,665	$200	$7,445	$138	$4,737
2,562	256	1,914	6	633
1,870	79	1,003	164	512
43	104	782	—	717
113	414	408	6	54
—	10	(15)	—	215

$16,253	$1,063	$11,537	$314	$6,868

$10,666	$202	$7,023	$100	$4,076
2,374	276	1,819	6	610
1,800	77	997	124	489
60	93	(24)	—	184
108	437	400	12	61
—	29	(16)	—	129

$15,008	$1,114	$10,199	$242	$5,549

(1)	Amounts presented are shown net of the effects of reinsurance. See Note 8 to the Consolidated Financial Statements included in CIGNA’s 2009 Annual Report.

(2)	The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

(3)	Benefit expenses include Health Care medical claims expense and other benefit expenses.

(4)	Other operating expenses include mail order pharmacy cost of goods sold, GMIB (income) expense and other operating expenses, and excludes amortization of deferred policy acquisition expenses.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(in millions)

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed
	amount	companies	companies	amount	to net

Year Ended December 31, 2009:
Life insurance in force	$544,687	$50,011	$71,107	$565,783	12.6%

Premiums and fees:
Life insurance and annuities	$1,909	$297	$305	$1,917	15.9%
Accident and health insurance	13,476	156	804	14,124	5.7%

Total	$15,385	$453	$1,109	$16,041	6.9%

Year Ended December 31, 2008:
Life insurance in force	$392,803	$44,116	$108,106	$456,793	23.7%

Premiums and fees:
Life insurance and annuities	$1,885	$281	$333	$1,937	17.2%
Accident and health insurance	13,605	230	891	14,316	6.6%

Total	$15,490	$511	$1,224	$16,253	7.8%

Year Ended December 31, 2007:
Life insurance in force	$376,065	$42,886	$99,281	$432,460	23.0%

Premiums and fees:
Life insurance and annuities	$1,759	$280	$355	$1,834	19.4%
Accident and health insurance	13,311	181	44	13,174	0.3%

Total	$15,070	$461	$399	$15,008	2.7%

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

		Charged
		(Credited)	Charged
	Balance at	to	(Credited)	Other	Balance
	beginning	costs and	to other	deductions	at end
Description	of period	expenses	accounts	-describe (1)	of period

2009:
Investment asset valuation reserves:
Commercial mortgage loans	$3	$17	$—	$(3)	$17
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$50	$(2)	$—	$(5)	$43
Deferred tax asset valuation allowance	$126	$(2)	$—	$(8)	$116
Reinsurance recoverables	$23	$(7)	$—	$(1)	$15

2008:
Investment asset valuation reserves:
Commercial mortgage loans	$1	$2	$—	$—	$3
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$54	$12	$1	$(17)	$50
Deferred tax asset valuation allowance	$150	$(15)	$—	$(9)	$126
Reinsurance recoverables	$27	$(3)	$—	$(1)	$23

2007:
Investment asset valuation reserves:
Commercial mortgage loans	$—	$1	$—	$—	$1
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$46	$15	$—	$(7)	$54
Deferred tax asset valuation allowance	$174	$(19)	$—	$(5)	$150
Reinsurance recoverables	$161	$(23)	$—	$(111)	$27

(1)	Reflects charge-offs upon write-off of underlying receivable balances. The change in the deferred tax valuation allowance in 2009, 2008 and 2007 reflects a reserve release upon the write-off of a portion of the underlying deferred tax asset, resulting in no earnings impact. The change in reinsurance recoverables reflects settlement of underlying reinsurance recoverables, resulting in no earnings impact.

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated October 28, 2009	Filed herewith.

4.1	Indenture dated August 16, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.

4.2	Indenture dated January 1, 1994 between CIGNA Corporation and Marine Midland Bank	Filed herewith.

4.3	Indenture dated June 30, 1988 between CIGNA Corporation and Bankers Trust	Filed herewith.

Exhibits 10.1 through 10.25 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.

10.1	Deferred Compensation Plan for Directors of CIGNA Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.2	Deferred Compensation Plan of 2005 for Directors of CIGNA Corporation, effective January 1, 2005	Filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.3	CIGNA Corporation Non-Employee Director Compensation Program as amended and restated effective January 1, 2008	Filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.4	CIGNA Corporation Non-Employee Director Compensation Program amended and restated effective January 1, 2010	Filed herewith.

10.5	CIGNA Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.6	CIGNA Corporation Compensation Program for Independent Vice Chairman/Chairman of the Board of Directors	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.

10.7	CIGNA Corporation Stock Plan, as amended and restated through July 2000	Filed herewith.

10.8	CIGNA Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

10.9	CIGNA Executive Severance Benefits Plan as amended and restated effective July 22, 2008	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

Number		Description	Method of Filing

10.10		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed herewith.

10.11		CIGNA Executive Incentive Plan amended and restated as of January 1, 2008	Filed as Exhibit 10.8 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.12		CIGNA Long-Term Incentive Plan as amended and restated effective as of January 1, 2008	Filed as Exhibit 10.9 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.13		CIGNA Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.14		CIGNA Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.15	(a)	CIGNA Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed herewith.

	(b)	Amendment No. 1 to the CIGNA Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed herewith.

	(c)	Amendment No. 2 dated December 6, 2000 to the CIGNA Supplemental Pension	Filed as Exhibit 10.12(c) to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.16	(a)	CIGNA Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

	(b)	Amendment No. 1 to the CIGNA Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.

Number	Description	Method of Filing

10.17	CIGNA Supplemental 401(k) Plan effective January 1, 2010	Filed herewith.

10.18	Description of CIGNA Corporation Financial Services Program	Filed herewith.

10.19	Description of Mandatory Deferral of Non-Deductible Executive Compensation Arrangement	Filed as Exhibit 10.14 to the registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.20	Agreement and Release dated December 9, 2009 with Mr. Hanway	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on December 9, 2009 and incorporated herein by reference.

10.21	Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with Messrs. Hanway, Bell and Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant’s Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

10.22	Agreement and Release dated May 22, 2009 with Mr. Bell	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on May 26, 2009 and incorporated herein by reference.

10.23	Form of CIGNA Long-Term Incentive Plan: Nonqualified Stock Option and Grant Letter	Filed as Exhibit 10.22 to the registrant’s Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.24	Form of CIGNA Long-Term Incentive Plan: Restricted Stock Grant and Grant Letter	Filed herewith.

10.25	Asset and Stock Purchase Agreement by and among Great-West Life & Annuity Insurance Company, et al and Connecticut General Life Insurance Company	Filed as Exhibit 10.23 to the registrant’s Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
The registrant will furnish to the Commission upon request a copy of any other instruments defining the rights of holders of long-term debt.
Shareholders may obtain copies of exhibits by writing to CIGNA Corporation, Shareholder Services Department, 1601 Chestnut Street, TL18, Philadelphia, PA 19192.

E-4