Form 10-Q
period 2010-03-31
CIGNA CORP
filed 2010-05-06
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 16, 2010, 276,674,906 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Statements of Income	1

Consolidated Balance Sheets	2

Consolidated Statements of Comprehensive Income and Changes in Total Equity	3

Consolidated Statements of Cash Flows	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	73

Item 4. Controls and Procedures	74

PART II OTHER INFORMATION

Item 1. Legal Proceedings	75

Item 1A. Risk Factors	76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 6. Exhibits	78

SIGNATURE	79

INDEX TO EXHIBITS	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
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
CIGNA Corporation
Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2010	2009
Revenues
Premiums and fees	$4,543	$4,051
Net investment income	266	229
Mail order pharmacy revenues	348	312
Other revenues	54	217
Realized investment losses:
Other-than-temporary impairments on debt securities, net	(1)	(17)
Other realized investment losses	(5)	(19)

Total realized investment losses	(6)	(36)

Total revenues	5,205	4,773

Benefits and Expenses
Health Care medical claims expense	2,209	1,780
Other benefit expenses	879	1,108
Mail order pharmacy cost of goods sold	285	252
GMIB fair value gain	(4)	(32)
Other operating expenses	1,414	1,392

Total benefits and expenses	4,783	4,500

Income from Continuing Operations before Income Taxes	422	273

Income taxes (benefits):
Current	87	(85)
Deferred	51	150

Total taxes	138	65

Income from Continuing Operations	284	208
Income from Discontinued Operations, Net of Taxes	—	1

Net Income	284	209
Less: Net Income Attributable to Noncontrolling Interest	1	1

Shareholders’ Net Income	$283	$208

Basic Earnings Per Share:
Shareholders’ income from continuing operations	$1.03	$0.76
Shareholders’ income from discontinued operations	—	—

Shareholders’ net income	$1.03	$0.76

Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$1.02	$0.76
Shareholders’ income from discontinued operations	—	—

Shareholders’ net income	$1.02	$0.76

Dividends Declared Per Share	$0.040	$0.040

Amounts Attributable to CIGNA:
Shareholders’ income from continuing operations	$283	$207
Shareholders’ income from discontinued operations	—	1

Shareholders’ Net Income	$283	$208

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

		Unaudited
		As of		As of
		March 31,		December 31,
(In millions, except per share amounts)		2010		2009
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $12,958; $12,580)		$13,977		$13,443
Equity securities, at fair value (cost, $141; $137)		122		113
Commercial mortgage loans		3,493		3,522
Policy loans		1,529		1,549
Real estate		160		124
Other long-term investments		597		595
Short-term investments		188		493

Total investments		20,066		19,839
Cash and cash equivalents		1,299		924
Accrued investment income		278		238
Premiums, accounts and notes receivable, net		1,515		1,361
Reinsurance recoverables		6,520		6,597
Deferred policy acquisition costs		1,011		943
Property and equipment		860		862
Deferred income taxes, net		941		1,029
Goodwill		2,879		2,876
Other assets, including other intangibles		1,004		1,056
Separate account assets		7,491		7,288

Total assets		$43,864		$43,013

Liabilities
Contractholder deposit funds		$8,506		$8,484
Future policy benefits		8,116		8,136
Unpaid claims and claim expenses		3,996		3,968
Health Care medical claims payable		1,341		921
Unearned premiums and fees		432		427

Total insurance and contractholder liabilities		22,391		21,936
Accounts payable, accrued expenses and other liabilities		5,606		5,797
Short-term debt		326		104
Long-term debt		2,212		2,436
Nonrecourse obligations		23		23
Separate account liabilities		7,491		7,288

Total liabilities		38,049		37,584

Contingencies — Note 17
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,522		2,514
Net unrealized appreciation, fixed maturities	$450		$378
Net unrealized appreciation, equity securities	4		4
Net unrealized depreciation, derivatives	(26)		(30)
Net translation of foreign currencies	(8)		(12)
Postretirement benefits liability adjustment	(950)		(958)

Accumulated other comprehensive loss		(530)		(618)
Retained earnings		8,840		8,625
Less treasury stock, at cost		(5,119)		(5,192)

Total shareholders’ equity		5,801		5,417
Noncontrolling interest		14		12

Total equity		5,815		5,429

Total liabilities and equity		$43,864		$43,013

Shareholders’ Equity Per Share		$20.97		$19.75

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

	Unaudited
	2010		2009
	Compre-		Compre-
(In millions, except per share amounts)	hensive	Total	hensive	Total
Three Months Ended March 31,	Income	Equity	Income	Equity
Common Stock, January 1 and March 31,		$88		$88

Additional Paid-In Capital, January 1,		2,514		2,502
Effects of stock issuance for employee benefit plans		8		3

Additional Paid-In Capital, March 31,		2,522		2,505

Accumulated Other Comprehensive Loss, January 1,		(618)		(1,074)
Net unrealized appreciation, fixed maturities	$72	72	$53	53
Net unrealized depreciation, equity securities	—	—	(2)	(2)

Net unrealized appreciation on securities	72		51
Net unrealized appreciation, derivatives	4	4	11	11
Net translation of foreign currencies	4	4	(28)	(28)
Postretirement benefits liability adjustment	8	8	4	4

Other comprehensive income	88		38

Accumulated Other Comprehensive Loss, March 31,		(530)		(1,036)

Retained Earnings, January 1,		8,625		7,374
Shareholders’ net income	283	283	208	208
Effects of stock issuance for employee benefit plans		(57)		(35)
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)

Retained Earnings, March 31,		8,840		7,536

Treasury Stock, January 1,		(5,192)		(5,298)
Other, primarily issuance of treasury stock for employee benefit plans		73		36

Treasury Stock, March 31,		(5,119)		(5,262)

Shareholders’ Comprehensive Income and Shareholders’ Equity	371	5,801	246	3,831

Noncontrolling interest, January 1,		12		6
Net income attributable to noncontrolling interest	1	1	1	1
Accumulated other comprehensive income attributable to noncontrolling interest	1	1	—	—

Noncontrolling interest, March 31,	2	14	1	7

Total Comprehensive Income and Total Equity	$373	$5,815	$247	$3,838

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2010	2009
Cash Flows from Operating Activities
Net income	$284	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61	69
Realized investment losses	6	36
Deferred income taxes	51	150
Gains on sale of businesses (excluding discontinued operations)	(6)	(8)
Income from discontinued operations, net of taxes	—	(1)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(148)	(124)
Reinsurance recoverables	23	(11)
Deferred policy acquisition costs	(60)	(28)
Other assets	41	78
Insurance liabilities	406	273
Accounts payable, accrued expenses and other liabilities	(299)	(464)
Current income taxes	79	(90)
Other, net	(44)	(17)

Net cash provided by operating activities	394	72

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	240	119
Commercial mortgage loans	1	—
Other (primarily short-term and other long-term investments)	443	267
Investment maturities and repayments:
Fixed maturities	172	199
Commercial mortgage loans	11	6
Investments purchased:
Fixed maturities	(752)	(543)
Equity securities	(4)	—
Commercial mortgage loans	(32)	(8)
Other (primarily short-term and other long-term investments)	(145)	(146)
Property and equipment purchases	(52)	(60)
Other (primarily other acquisitions/dispositions)	(5)	—

Net cash used in investing activities	(123)	(166)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	354	373
Withdrawals and benefit payments from contractholder deposit funds	(309)	(322)
Change in cash overdraft position	40	14
Net change in short-term debt	—	74
Repayment of long-term debt	(2)	(2)
Issuance of common stock	24	—

Net cash provided by financing activities	107	137

Effect of foreign currency rate changes on cash and cash equivalents	(3)	(10)

Net increase in cash and cash equivalents	375	33
Cash and cash equivalents, January 1,	924	1,342

Cash and cash equivalents, March 31,	$1,299	$1,375

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$6	$9
Interest paid	$32	$35
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The Consolidated Financial Statements include the accounts of CIGNA Corporation and its significant subsidiaries (referred to collectively as “the Company”). Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Form 10-K for the year ended December 31, 2009.
The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Discontinued operations for the three months ended March 31, 2009 represented a $1 million after-tax benefit from the settlement of certain issues related to a past divestiture.
Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.
Note 2 — Recent Accounting Pronouncements
Variable interest entities. Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance that requires ongoing qualitative analysis to determine whether a variable interest entity must be consolidated based on the entity’s purpose and design, the Company’s ability to direct the entity’s activities that most significantly impact its economic performance, and the Company’s right or obligation to participate in that performance (ASC 810). A variable interest entity is insufficiently capitalized or is not controlled by its equity owners through voting or similar rights. These amendments must be applied to qualifying special-purpose entities and troubled debt restructures formerly excluded from such analysis. On adoption, the Company was not required to consolidate any variable interest entities and there were no effects to its results of operations or financial condition. Although consolidation was not required, disclosures about the Company’s involvement with variable interest entities have been provided in Note 10.
Transfers of financial assets. Effective January 1, 2010, the Company adopted the FASB’s guidance for accounting for transfers of financial assets (ASC 860) that changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. On adoption, there were no effects to the Company’s results of operations or financial condition.
Fair value measurements. The Company adopted the FASB’s updated guidance on fair value measurements (ASU 2010-06) in the first quarter of 2010, which requires separate disclosures of significant transfers between levels in the fair value hierarchy. See Note 7 for additional information.
Other-than-temporary impairments. On April 1, 2009, the Company adopted the FASB’s updated guidance for evaluating whether an impairment is other than temporary for fixed maturities with declines in fair value below amortized cost (ASC 320). A reclassification adjustment from retained earnings to accumulated other comprehensive income was required for previously impaired fixed maturities that had a non-credit loss as of the date of adoption, net of related tax effects.
The cumulative effect of adoption increased the Company’s retained earnings in the second quarter of 2009 with an offsetting decrease to accumulated other comprehensive income of $18 million, with no overall change to shareholders’ equity. See Note 8 for information on the Company’s other-than-temporary impairments including additional required disclosures.

Note 3 — Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts) Three Months Ended March 31,	Basic	Effect of Dilution	Diluted
2010
Shareholders’ income from continuing operations	$283		$283

Shares (in thousands):
Weighted average	275,688		275,688
Common stock equivalents		2,412	2,412

Total shares	275,688	2,412	278,100

EPS	$1.03	$(0.01)	$1.02

2009
Shareholders’ income from continuing operations	$207		$207

Shares (in thousands):
Weighted average	272,591		272,591
Common stock equivalents		277	277

Total shares	272,591	277	272,868

EPS	$0.76	$—	$0.76

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

	Three Months Ended
	March 31,
(In millions)	2010	2009
Antidilutive options	5.2	11.3
The Company held 74,283,513 shares of common stock in Treasury as of March 31, 2010, and 78,169,190 shares as of March 31, 2009.

Note 4 — Health Care Medical Claims Payable
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

	March 31,	December 31,
(In millions)	2010	2009
Incurred but not yet reported	$1,185	$790
Reported claims in process	137	114
Other medical expense payable	19	17

Medical claims payable	$1,341	$921

Activity in medical claims payable was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2010	2009
Balance at January 1,	$921	$924
Less: Reinsurance and other amounts recoverable	206	211

Balance at January 1, net	715	713

Incurred claims related to:
Current year	2,259	6,970
Prior years	(50)	(43)

Total incurred	2,209	6,927
Paid claims related to:
Current year	1,321	6,278
Prior years	507	647

Total paid	1,828	6,925
Ending Balance, net	1,096	715
Add: Reinsurance and other amounts recoverable	245	206

Ending Balance	$1,341	$921

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 11 for additional information on reinsurance. For the three months ended March 31, 2010, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $50 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2009. Actual completion factors resulted in a reduction in medical claims payable of $24 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $26 million, or 0.4% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business.
For the year ended December 31, 2009, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $43 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2008. Actual completion factors resulted in a reduction of the medical claims payable of $21 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business. Actual medical cost trend resulted in a reduction of the medical claims payable of $22 million, or 0.3% of the current year incurred claims as reported for the year ended December 31, 2008 for the insured book of business.
The favorable impacts in 2010 and 2009 relating to completion factors and medical cost trend variances are primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years. This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to the current year.
The corresponding impact of prior year development on shareholders’ net income was not material for the three months ended March 31, 2010 and 2009. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:
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
The determination of liabilities for Health Care medical claims payable required the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.

Note 5 — Cost Reduction
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
Substantially all of these charges were recorded in the Health Care segment, and are expected to be paid in cash by the end of 2010.
Cost reduction activity for 2010 was as follows:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2010	$33	$8	$41
Less: Payments	10	1	11

Balance, March 31, 2010	$23	$7	$30

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

The Company had future policy benefit reserves for GMDB contracts of $1.2 billion as of March 31, 2010, and $1.3 billion as of December 31, 2009. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. Lapse refers to the full surrender of an annuity prior to a contractholder’s death. Future partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Mean investment performance for underlying equity mutual funds refers to market rates expected to be earned on the hedging instruments over the life of the GMDB equity hedge program, and for underlying fixed income mutual funds refers to the expected market return over the life of the contracts. Market volatility refers to market fluctuation. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, claim mortality, interest rates and volatility) used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.
The following provides information about the Company’s reserving methodology and assumptions for GMDB as of March 31, 2010:
•	The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).
•	The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0-21% depending on the net amount at risk for each policy and whether surrender charges apply.
•	The assumed mean investment performance for the underlying equity mutual funds considers the Company’s GMDB equity hedge program using futures contracts, and is based on the Company’s view that short-term interest rates will average 5% over future periods, but considers that current short-term rates are less than 5%. The mean investment performance assumption for the underlying fixed income mutual funds (bonds and money market) is 5% based on a review of historical returns. The investment performance for underlying equity and fixed income mutual funds is reduced by fund fees ranging from 1-3% across all funds. The results of futures contracts are reflected in the liability calculation as a component of investment returns.
•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 16-27%, varying by equity fund type; 4-10%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.
•	The discount rate is 5.75%.
•	The claim mortality assumption is 65-89% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000. For certain contracts, a spousal beneficiary is allowed to elect to continue a contract by becoming its new owner, thereby, postponing the death claim rather than receiving the death benefit currently. For certain issuers of these contracts, the claim mortality assumption depends on age, gender, and net amount at risk for the policy.
•	The lapse rate assumption is 0-21%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.
No reserve strengthening was required for GMDB in the first quarter of 2010, primarily due to the stabilization and recovery of equity markets.
In the first quarter of 2009, the Company reported a loss related to GMDB of $75 million pre-tax ($49 million after-tax), which included a charge of $73 million pre-tax ($47 million after-tax) to strengthen GMDB reserves. The reserve strengthening primarily reflected an increase in the provision for future partial surrenders due to market declines, adverse volatility-related impacts due to turbulent equity market conditions, and interest rate impacts.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2010	2009
Balance at January 1	$1,285	$1,609
Add: Unpaid Claims	36	34
Less: Reinsurance and other amounts recoverable	53	83

Balance at January 1, net	1,268	1,560
Add: Incurred benefits	(23)	(122)
Less: Paid benefits	27	170

Ending balance, net	1,218	1,268
Less: Unpaid Claims	36	36
Add: Reinsurance and other amounts recoverable	49	53

Ending balance	$1,231	$1,285

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above. As discussed below, losses or gains have been recorded in other revenues as a result of the GMDB equity hedge program to reduce equity market exposures.
The aggregate value of the underlying mutual fund investments was $17.2 billion as of March 31, 2010 and December 31, 2009. The death benefit coverage in force was $6.3 billion as of March 31, 2010 and $7.0 billion as of December 31, 2009. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 570,000 as of March 31, 2010 and 590,000 as of December 31, 2009).
As discussed above, the Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at March 31, 2010 was $1.0 billion. The Company recorded in other revenues pre-tax losses of $45 million for the three months ended March 31, 2010, and pre-tax gains of $117 million for the three months ended March 31, 2009.
The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (“GMIB”). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 7 for further information.

Note 7 — Fair Value Measurements
The Company carries certain financial instruments at fair value in the financial statements including fixed maturities, equity securities, short-term investments and derivatives. Other financial instruments are measured at fair value under certain conditions, such as when impaired.
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
The Company’s financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level of input that is significant to its measurement. For example, a financial asset or liability carried at fair value would be classified in Level 3 if unobservable inputs were significant to the instrument’s fair value, even though the measurement may be derived using inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).
The Company performs ongoing analyses of prices used to value the Company’s invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis including reviews of pricing methodologies, judgments of valuation inputs, the significance of any unobservable inputs, pricing statistics and trends. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. These procedures are overseen by the Company’s investment professionals.

Financial Assets and Financial Liabilities Carried at Fair Value
The following tables provide information as of March 31, 2010 and December 31, 2009 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
March 31, 2010	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$36	$528	$1	$565
State and local government	—	2,523	—	2,523
Foreign government	—	1,154	15	1,169
Corporate	—	8,658	351	9,009
Federal agency mortgage-backed	—	30	—	30
Other mortgage-backed	—	114	8	122
Other asset-backed	—	84	475	559

Total fixed maturities (1)	36	13,091	850	13,977
Equity securities	2	86	34	122

Subtotal	38	13,177	884	14,099
Short-term investments	—	188	—	188
GMIB assets (2)	—	—	479	479
Other derivative assets (3)	—	18	—	18

Total financial assets at fair value, excluding separate accounts	$38	$13,383	$1,363	$14,784

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$886	$886
Other derivative liabilities	—	27	—	27

Total financial liabilities at fair value	$—	$27	$886	$913

(1)	Fixed maturities includes $320 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $56 million of appreciation for securities classified in Level 3.

(2)	The guaranteed minimum income benefit (“GMIB”) assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $16 million for the future cost of reinsurance.

(3)	Other derivative assets includes $14 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges.

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
December 31, 2009	Assets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$43	$527	$1	$571
State and local government	—	2,521	—	2,521
Foreign government	—	1,056	14	1,070
Corporate	—	8,241	344	8,585
Federal agency mortgage-backed	—	34	—	34
Other mortgage-backed	—	114	7	121
Other asset-backed	—	92	449	541

Total fixed maturities (1)	43	12,585	815	13,443
Equity securities	2	81	30	113

Subtotal	45	12,666	845	13,556
Short-term investments	—	493	—	493
GMIB assets (2)	—	—	482	482
Other derivative assets (3)	—	16	—	16

Total financial assets at fair value, excluding separate accounts	$45	$13,175	$1,327	$14,547

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$903	$903
Other derivative liabilities	—	30	—	30

Total financial liabilities at fair value	$—	$30	$903	$933

(1)	Fixed maturities includes $274 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $38 million of appreciation for securities classified in Level 3.

(2)	The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts. The assets are net of a liability of $15 million for the future cost of reinsurance.

(3)	Other derivative assets include $12 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges.
Level 1 Financial Assets
Inputs for instruments classified in Level 1 include unadjusted quoted prices for identical assets in active markets accessible at the measurement date. Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.
Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities. Given the narrow definition of Level 1 and the Company’s investment asset strategy to maximize investment returns, a relatively small portion of the Company’s investment assets are classified in this category.
Level 2 Financial Assets and Financial Liabilities
Inputs for instruments classified in Level 2 include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are market observable or can be corroborated by market data for the term of the instrument. Such other inputs include market interest rates and volatilities, spreads and yield curves. An instrument is classified in Level 2 if the Company determines that unobservable inputs are insignificant.

Fixed maturities and equity securities. Approximately 93% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Because many fixed maturities and preferred stocks do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.
Nearly all of these instruments are valued using recent trades or pricing models. Less than 1% of the fair value of investments classified in Level 2 represents foreign bonds that are valued, consistent with local market practice, using a single unadjusted market-observable input derived by averaging multiple broker-dealer quotes.
Short-term investments are carried at fair value, which approximates cost. On a regular basis the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.
Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2010 or December 31, 2009. The nature and use of these other derivatives are described in Note 9.
Level 3 Financial Assets and Financial Liabilities
Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.
The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB in Level 3.
Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	March 31,	December 31,
(In millions)	2010	2009
Mortgage and asset-backed securities	$483	$456
Corporate bonds	286	288
Subordinated loans and private equity investments	115	101

Total	$884	$845

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

Guaranteed minimum income benefit contracts. Because cash flows of the GMIB liabilities and assets are affected by equity markets and interest rates but are without significant life insurance risk and are settled in lump sum payments, the Company reports these liabilities and assets as derivatives at fair value. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant behavior (including mortality, lapse, and annuity election rates), and non-performance risk, as well as risk and profit charges. As certain assumptions (primarily related to future annuitant behavior) used to estimate fair values for these contracts are largely unobservable, the Company classifies GMIB assets and liabilities in Level 3. The Company considered the following in determining the view of a hypothetical market participant:
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
These GMIB assets and liabilities are estimated with a complex internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of March 31, 2010 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 3.28% at March 31, 2010 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 55% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 17% to 31% for equity funds, 4% to 12% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 2% to 17% and depends on the time since contract issue and the relative value of the guarantee.

•	The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. Actual data is still emerging for the Company as well as the industry and the estimates are based on this limited data.
•	The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company. The additional spread over LIBOR incorporated into the discount rate ranged from 20 to 115 basis points for the GMIB liability and from 0 to 60 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.

•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.

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
GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles. The current S&P financial strength rating of one reinsurer is AA-. The receivable from the second reinsurer is fully collateralized by assets held in a trust.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2010 and 2009. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended March 31, 2010	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2010	$845	$482	$(903)	$(421)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	—	4	4
Other	4	—	—	—

Total gains (losses) included in shareholders’ net income	4	—	4	4

Gains included in other comprehensive income	12	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	18	—	—	—
Purchases, issuances, settlements	(11)	(3)	13	10
Transfers into/(out of) Level 3:
Transfers into Level 3	54	—	—	—
Transfers out of Level 3	(38)	—	—	—

Total transfers into/(out of) Level 3	16	—	—	—

Balance at March 31, 2010	$884	$479	$(886)	$(407)

Total gains (losses) included in income attributable to instruments held at the reporting date	$4	$—	$4	$4

(1)	Amounts do not accrue to shareholders.

For the Three Months Ended March 31, 2009	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2009	$889	$953	$(1,757)	$(804)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	(38)	70	32
Other	(4)	—	—	—

Total gains (losses) included in shareholders’ net income	(4)	(38)	70	32

Losses included in other comprehensive income	(19)	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(76)	—	—	—
Purchases, sales, settlements	(3)	(7)	46	39
Transfers into/(out of) Level 3:
Transfers into Level 3	155	—	—	—
Transfers out of Level 3	(32)	—	—	—

Total transfers into/(out of) Level 3	123	—	—	—

Balance at March 31, 2009	$910	$908	$(1,641)	$(733)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(4)	$(38)	$70	$32

(1)	Amounts do not accrue to shareholders.

As noted in the tables above, total gains and losses included in net income are reflected in the following captions in the Consolidated Statements of Income:
•	Realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities; and
•	GMIB fair value (gain) loss for amounts related to GMIB assets and liabilities.
Reclassifications impacting Level 3 financial instruments are reported as transfers into or out of the Level 3 category as of the beginning of the quarter in which the transfer occurs. Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the three months ended March 31, 2009, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain private corporate bonds, principally related to credit risk of the issuers.
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
The net GMIB fair value gain was $4 million for the three months ended March 31, 2010, and due primarily to favorable equity market returns, offset by declining interest rates.
The net GMIB fair value gain was $32 million for the three months ended March 31, 2009. The gain was due primarily to increases in interest rates since December 31, 2008 partially offset by declines in equity markets and bond fund returns and updates to the lapse assumption.

Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of March 31, 2010 and December 31, 2009 separate account assets were as follows:

	Quoted Prices in Active	Significant Other	Significant Unobservable
March 31, 2010	Markets for Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$276	$1,462	$—	$1,738
Non-guaranteed separate accounts (1)	1,957	3,252	544	5,753

Total separate account assets	$2,233	$4,714	$544	$7,491

(1)	Non-guaranteed separate accounts include $2.6 billion in assets supporting the Company’s pension plans, including $524 million classified in Level 3.

	Quoted Prices in Active	Significant Other	Significant Unobservable
December 31, 2009	Markets for Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$275	$1,480	$—	$1,755
Non-guaranteed separate accounts (1)	1,883	3,100	550	5,533

Total separate account assets	$2,158	$4,580	$550	$7,288

(1)	Non-guaranteed separate accounts include $2.6 billion in assets supporting the Company’s pension plans, including $517 million classified in Level 3.
Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is their exit price.
Separate account assets classified in Level 3 include investments primarily in securities partnerships and real estate generally valued based on the separate account’s ownership share of the equity of the investee including changes in the fair values of its underlying investments. In addition, certain fixed income funds priced using the net asset values are classified in Level 3 due to restrictions on their withdrawal.

The following table summarizes the changes in separate account assets reported in Level 3 for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(In millions)	2010	2009
Balance at January 1	$550	$475
Policyholder gains (losses) (1)	16	(46)
Purchases, issuances, settlements	(3)	8
Transfers into/(out of) Level 3:
Transfers into Level 3	—	174
Transfers out of Level 3	(19)	(14)

Net transfers into/(out of) Level 3	(19)	160

Balance at March 31	$544	$597

(1)	Includes losses of $15 million and losses of $46 million attributable to instruments still held at March 31, 2010 and March 31, 2009 respectively.
For the three months ended March 31, 2009, transfers into Level 3 primarily represented fixed income funds that are priced using the net asset value where restrictions were placed on withdrawal.
Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. During the three months ended March 31, 2010, impaired real estate entities carried at cost of $35 million were written down to their fair values of $21 million, resulting in pre-tax realized investment losses of $14 million. Also during the three months ended March 31, 2010, impaired commercial mortgage loans with carrying values of $64 million were written down to their fair values of $53 million, resulting in pre-tax realized investment losses of $11 million. During 2009, impaired commercial mortgage loans with carrying values of $143 million were written down to their fair values of $126 million, resulting in pre-tax realized investment losses of $17 million. Also, during 2009, impaired real estate entities with carrying values of $48 million were written down to their fair values of $12 million, resulting in realized investment losses of $26 million. These fair values were calculated by discounting the expected future cash flows at estimated market interest rates. Such market rates were derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the characteristics of the underlying collateral including; the type, quality and location of the assets. The fair value measurements were classified in Level 3 because these cash flow models incorporate significant unobservable inputs.
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Carrying		Carrying
(In millions)	Fair Value	Value	Fair Value	Value
Commercial mortgage loans	$3,407	$3,493	$3,323	$3,522
Contractholder deposit funds, excluding universal life products	$997	$992	$940	$941
Long-term debt, including current maturities, excluding capital leases	$2,578	$2,427	$2,418	$2,427
The fair values presented in the table above have been estimated using market information when available. The following is a description of the valuation methodologies and inputs used by the Company to determine fair value.

Commercial mortgage loans. The Company estimates the fair value of commercial mortgage loans generally by discounting the contractual cash flows at estimated market interest rates that reflect the Company’s assessment of the credit quality of the loans. Market interest rates are derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the property type, quality rating and average life of the loan. The quality ratings reflect the relative risk of the loan, considering debt service coverage, the loan-to-value ratio and other factors. Fair values of impaired mortgage loans are based on the estimated fair value of the underlying collateral generally determined using an internal discounted cash flow model.
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
Long-term debt, including current maturities, excluding capital leases. The fair value of long-term debt is based on quoted market prices for recent trades. When quoted market prices are not available, fair value is estimated using a discounted cash flow analysis and the Company’s estimated current borrowing rate for debt of similar terms and remaining maturities.
Fair values of off-balance-sheet financial instruments were not material.
Note 8 — Investments
Total Realized Investment Gains and Losses
The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Fixed maturities	$15	$(16)
Equity securities	4	(17)
Commercial mortgage loans	(11)	(1)
Other investments, including derivatives	(14)	(2)

Realized investment losses, before income taxes	(6)	(36)
Less income tax benefits	(3)	(12)

Net realized investment losses	$(3)	$(24)

Included in pre-tax realized investment gains (losses) above were other-than-temporary impairments on debt securities, asset write-downs and changes in valuation reserves as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Credit-related (1)	$25	$11
Other (2)	1	10

Total (3)	$26	$21

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of GAAP guidance for other-than-temporary impairments on April 1, 2009, other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $1 million in the first quarter of 2010 and $17 million in the first quarter of 2009. These impairments are included in the other category in 2010 and in both the credit-related and other categories for 2009.
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

	As of March 31,	As of December 31,
(In millions)	2010	2009
Included in fixed maturities:
Trading securities (amortized cost: $8; $8)	$8	$8
Hybrid securities (amortized cost: $36; $37)	42	43

Total	$50	$51

Included in equity securities:
Hybrid securities (amortized cost: $109; $109)	$86	$81

Fixed maturities and equity securities included $163 million at March 31, 2010, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities and equity securities were primarily corporate securities.
The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2010:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$742	$761
Due after one year through five years	4,004	4,266
Due after five years through ten years	4,928	5,268
Due after ten years	2,601	2,922
Mortgage and other asset-backed securities	639	710

Total	$12,914	$13,927

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Mortgage-backed assets consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $33 million were residential mortgages and home equity lines of credit, all of which were originated using standard underwriting practices and are not considered sub-prime loans.
Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities) by type of issuer is shown below.

	March 31, 2010
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(In millions)	Cost	ciation	ciation	Value
Federal government and agency	$392	$174	$(1)	$565
State and local government	2,350	182	(9)	2,523
Foreign government	1,122	52	(5)	1,169
Corporate	8,411	606	(57)	8,960
Federal agency mortgage-backed	29	1	—	30
Other mortgage-backed	120	8	(7)	121
Other asset-backed	490	74	(5)	559

Total	$12,914	$1,097	$(84)	$13,927

(In millions)	December 31, 2009
Federal government and agency	$398	$174	$(1)	$571
State and local government	2,341	188	(8)	2,521
Foreign government	1,040	38	(8)	1,070
Corporate	8,104	529	(98)	8,535
Federal agency mortgage-backed	33	1	—	34
Other mortgage-backed	125	5	(10)	120
Other asset-backed	494	55	(8)	541

Total	$12,535	$990	$(133)	$13,392

The above table includes investments with a fair value of $2.3 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $354 million and gross unrealized depreciation of $34 million at March 31, 2010. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2009, investments supporting this business had a fair value of $2.3 billion, gross unrealized appreciation of $326 million and gross unrealized depreciation of $52 million.
Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Proceeds from sales	$240	$119
Gross gains on sales	$15	$3
Gross losses on sales	$(1)	$(3)

Review of declines in fair value. Management reviews fixed maturities with a decline in fair value from cost for impairment based on criteria that include:
•	length of time and severity of decline;
•	financial health and specific near term prospects of the issuer;
•	changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and
•	the Company’s intent to sell or the likelihood of a required sale prior to recovery.
Excluding trading and hybrid securities, as of March 31, 2010, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(In millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$838	$856	$(18)	222
Below investment grade	$89	$92	$(3)	49
More than one year:
Investment grade	$605	$661	$(56)	109
Below investment grade	$43	$50	$(7)	16
The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Approximately $22 million of the unrealized depreciation is due to securities with a decline in value of greater than 20%. The remaining $62 million of the unrealized depreciation is due to securities with declines in value of less than 20%. There were no equity securities with a fair value significantly lower than cost as of March 31, 2010.
Short-term investments and cash equivalents. Short-term investments and cash equivalents includes corporate securities of $921 million, federal government securities of $171 million and money market funds of $75 million at March 31, 2010. The Company’s short-term investments and cash equivalents at December 31, 2009 included corporate securities of $624 million, federal government securities of $402 million and money market funds of $104 million.
Note 9 — Derivative Financial Instruments
The Company’s investment strategy is to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). As part of this investment strategy, the Company typically uses derivatives to minimize interest rate, foreign currency and equity price risks. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize credit risk. From time to time, the Company has used derivatives to enhance investment returns. In addition, the Company has written or sold contracts to guarantee minimum income benefits.
The Company uses hedge accounting when derivatives are designated, qualified and highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.

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
Certain subsidiaries of the Company are parties to over-the-counter derivative instruments that contain provisions requiring both parties to such instruments to post collateral depending on net liability thresholds and the party’s financial strength or credit rating. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where a subsidiary of the Company was in a net liability position as of March 31, 2010 was $25 million for which the Company was not required to post collateral with its counterparties. If the various contingent features underlying the agreements were triggered as of March 31, 2010, the Company would be required to post collateral equal to the total net liability. Such subsidiaries are parties to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the subsidiary were to decline below specified levels. As of March 31, 2010, there was no net liability position under such derivative instruments.
The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of and for the three months ended March 31, 2010. Derivatives in the Company’s separate accounts are excluded from the tables because associated gains and losses generally accrue directly to policyholders.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Designated as Accounting Hedges — Cash Flow Hedges

Interest rate swaps — $159 million of par value of related investments

Foreign currency swaps — $179 million of U.S. dollar equivalent par value of related investments

Combination swaps (interest rate and foreign currency) — $54 million of U.S. dollar equivalent par value of related investments
	Interest rate and foreign currency	To hedge the interest and/or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily euros, Australian dollars, Canadian dollars and British pounds for periods of up to 11 years.	The Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Net interest cash flows are reported in net investment income and included in operating activities.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

Fair Value Effect on the Financial Statements (In millions)

					Gain (Loss) Recognized in
			Accounts Payable, Accrued Expenses and		Other Comprehensive
	Other Long-Term Investments		Other Liabilities		Income
	As of	As of	As of	As of	Three Months Ended March 31,
Instrument	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	2010	2009
Interest rate swaps	$9	$8	$—	$—	$1	$(1)
Foreign currency swaps	5	4	21	24	4	2
Interest rate and foreign currency swaps	—	—	6	6	—	2

Total	$14	$12	$27	$30	$5	$3

Purchased options — $315 million of cash surrender value of related life insurance policies	Interest rate	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender. These cash flows will be reported in financing activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to other benefit expenses over the life of the underlying invested assets.

Fair Value Effect on the Financial Statements

For the periods ended March 31, 2010 and March 31, 2009, fair values reported in other assets and other comprehensive income were not significant.

Treasury lock	Interest rate	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued.	The Company paid the fair value of the contract at the expiration. Cash flows were reported in operating activities.	Using cash flow hedge accounting, fair values are reported in short-term investments or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued.

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
For the periods ended March 31, 2010 and March 31, 2009, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not significant. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Not Designated As Accounting Hedges

Futures — $985 million of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee minimum death benefits (GMDB) resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in premiums, accounts and notes receivable, net or accounts payable, accrued expenses and other liabilities.

Fair Value Effect on the Financial Statements (In millions)

	Other Revenues
	Three Months Ended March 31,
	2010	2009
Futures	$(45)	$117

Interest rate swaps — $76 million of par value of related investments	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates for both principal and interest. Net interest cash flows are reported in other realized investment gains (losses) and included in operating activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.

Fair Value Effect on the Financial Statements (In millions)

			Realized Investment
	Other Long-Term Investments		(Losses) Three Months Ended
	As of	As of	March 31,
	March 31, 2010	December 31, 2009	2010	2009
Interest rate swaps	$4	$4	$—	—

Written options (GMIB liability) — $1,165 million of maximum potential undiscounted future payments as defined in Note 17

Purchased options (GMIB asset) — $641 million of maximum potential undiscounted future receipts as defined in Note 17
Equity and interest rate	The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits, resulting from the level of variable annuity account values compared with a contractually guaranteed amount. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to reduce a portion of the market risks assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.	Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in GMIB fair value (gain)/loss.

Fair Value Effect on the Financial Statements (In millions)

			Accounts Payable, Accrued Expenses and		GMIB Fair Value
	Other Assets		Other Liabilities		(Gain)/Loss
					Three Months Ended
	As of	As of	As of	As of	March 31,
Instrument	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	2010	2009
Written options (GMIB liability)	$—	$—	$886	$903	$(4)	$(70)
Purchased options (GMIB asset)	479	482	—	—	—	38

Total	$479	$482	$886	$903	$(4)	$(32)

Note 10 — Variable Interest Entities
In the normal course of its activities, the Company is involved with special-purpose or other entities that are considered variable interest entities. When the Company becomes involved with a variable interest entity and when the nature of the Company’s involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:
•	the structure and purpose of the entity;
•	the risks and rewards created by and shared through the entity; and
•	the entity’s participants’ ability to direct the activities, receive its benefits and absorb its losses. Participants include the entity’s sponsors, equity holders, guarantors, creditors and servicers.
Although the Company is involved with certain variable interest entities, it determined that consolidation was not required because either:
•	it has no power or shares equally in the power to direct the activities that most significantly impact the entities’ economic performance; or
•	the Company has no right to receive benefits nor obligation to absorb losses that could be significant to these variable interest entities.
The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.
The following table presents information about the nature and activities of the more significant variable interest entities including carrying amounts and their locations in and effect on the Company’s financial statements as of and for the three months ended March 31, 2010.

Variable		Factors Considered in Determining	Risk Exposure and Effect on the
Interests	Nature, Purpose and Activities	Consolidation Not Required	Financial Statements

Fixed maturities — Foreign bank obligations — $410 million par value interest of total $1,131 million par value	To create a more active market for perpetual floating-rate subordinated notes issued by foreign banks, special-purpose trusts are formed to purchase these notes and sell participation interests to investors in the form of fixed-rate debt securities and equity interests. The trusts also purchase derivative contracts to exchange the floating-rate cash flows for fixed-rate and obtain guarantees from third parties to support these fixed-rate payments to its debt holders. In certain trusts, the foreign bank perpetual notes were replaced with U.S. government-sponsored bonds. The Company owns a share of the debt securities issued by the trust and receives fixed-rate cash flows for a stated period.	The third-party guarantors of the debt securities issued by the trust generally control the activities that most significantly impact the trusts’ economic performance, are obligated to absorb any losses, and are the primary beneficiaries.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (In millions)

Three Months Ended March 31, 2010
	As of March 31, 2010	Gain (Loss) Recognized in Other	Income from Continuing Operations before
	Fixed Maturities	Comprehensive Income (1)	Income Taxes (1)
	$450	$2	$1

(1)	Other comprehensive income excludes $17 million and income from continuing operations before income taxes excludes $7 million of amounts required to adjust future policy benefits for the run-off settlement annuity business.

Variable		Factors Considered in Determining	Risk Exposure and Effect on the
Interests	Nature, Purpose and Activities	Consolidation Not Required	Financial Statements

Fixed maturities — Mortgage and other asset backed securities — $294 million par value interest of total $47,841 million par value	Special-purpose entities are created by third-party sponsors to increase the availability of financing for commercial or residential mortgages or other assets and provide investors with diversified exposure to these assets. The entities purchase mortgage loans or other assets, assemble pools of these assets and sell senior or subordinated securities to investors based on their risk tolerance. The securities represent a right to a share of the cash flows from the underlying assets in the pool. Typically, the most subordinate holder bears the first risk of loss and potential for higher returns. The Company owns a minority share of senior securities and receives fixed-rate cash flows.	Third-party sponsors generally control the activities that most significantly impact the entities’ economic performance, bear the first risk of loss and receive any residual returns, and are primary beneficiaries. In certain circumstances (such as when unexpected losses occur), the sponsor may lose the power to direct the entity’s activities and control would rest with the next most subordinate investor.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (in millions)

Three Months Ended March 31, 2010
	As of March 31, 2010	Gain (Loss) Recognized in Other	Income from Continuing Operations before
	Fixed Maturities	Comprehensive Income	Income Taxes
	$261	$9	$4

Equity securities and fixed maturities — Other — $59 million par value interest of total $6,795 million par value	Special-purpose trust entities are created by banks to gain access to capital markets, maintain required regulatory capital and receive tax deductions for interest paid on debt obligations. These entities purchase subordinated notes issued and guaranteed by the sponsoring banks and sell debt or equity securities. Equity interests in these entities are held by their sponsoring banks. The Company owns a minority share of these debt and equity securities and receives fixed cash flows.	The banks that create these trusts control the activities that most significantly impact their economic performance, are obligated to absorb any losses and are the primary beneficiaries.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in equity securities and fixed maturities. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (in millions)

	As of March 31, 2010	Three Months Ended March 31, 2010
	Equity Securities and	Gain (Loss) Recognized in Other	Income from Continuing Operations before
	Fixed Maturities	Comprehensive Income (1)	Income Taxes (1)
	$52	$—	$3

(1)	Other comprehensive income excludes $5 million and income from continuing operations before income taxes excludes $1 million of amounts required to adjust future policy benefits for the run-off settlement annuity business.
In addition to the variable interest entities described in this table, as of March 31, 2010 the Company was also involved in:
•	trusts that are variable interest entities controlled by contractual provisions and holding investments that secure certain reinsurance recoverables resulting from the sales of the retirement benefits and individual life insurance and annuity businesses (see Note 11 for further information);
•	real estate joint ventures with carrying values of $17 million where all decisions significantly affecting the entities’ economic performance are subject to unanimous approval by the equity holders. As a result, the Company determined that the power over these entities is shared equally, and there is no primary beneficiary. The Company’s maximum exposure to loss was equal to its carrying value; and
•	certain fixed maturities with an aggregate fair value of $13 million issued by entities subject to troubled debt restructurings or bankruptcy proceedings. As a result, the equity owners no longer have the power to direct the significant activities of the entities. The Company’s maximum exposure to loss was equal to its fair value.
The Company does not have the power to direct these entities’ activities; therefore, it was not the primary beneficiary and did not consolidated these entities.

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
Retirement benefits business. The Company had a reinsurance recoverable of $1.7 billion as of March 31, 2010 and December 31, 2009 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of March 31, 2010, the book value of the trust assets exceeded the recoverable and S&P had assigned this reinsurer a rating of AA-.
Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.4 billion as of March 31, 2010 and December 31, 2009 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. At March 31, 2010, the $4 billion reinsurance recoverable from The Lincoln National Life Insurance Company was secured by assets held in a trust established for the benefit of the Company, and was less than the market value of the trust assets. The remaining recoverable from Lincoln Life & Annuity of New York of $414 million is currently unsecured, however, if this reinsurer does not maintain a specified minimum credit or claims paying rating, it is required to fully secure the outstanding balance. As of March 31, 2010 S&P has assigned both The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York a rating of AA-.
Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $282 million as of March 31, 2010 are expected to be collected from more than 90 reinsurers which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
(In millions)	Recoverable	of Total	by Collateral

AA- (Single reinsurer)	$48	17%	0%
AA- or higher (Other reinsurers)	31	11%	0%
A (Single reinsurer)	26	9%	0%
A+ to A- (Other reinsurers)	106	38%	3%
Unrated (Single reinsurer)	34	12%	100%
Below A- or unrated (Other reinsurers)	37	13%	64%

Total ongoing operations	$282	100%	22%

The collateral protecting the recoverables includes assets held in trust and letters of credit. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2010, the Company’s recoverables related to these segments were net of a reserve of $9 million.
Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.

Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the caption Other assets, including other intangibles and the liability related to GMIB is recorded in the caption Accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets (see Notes 7 and 17 for additional discussion of the GMIB assets and liabilities).
The reinsurance recoverables for GMDB, workers’ compensation, and personal accident of $109 million as of March 31, 2010 are expected to be collected from approximately 80 retrocessionaires which have been assigned the following financial strength ratings from S&P:

			Percent of Reinsurance
	Reinsurance	Percent	Recoverable Protected
(In millions)	Recoverable	of Total	by Collateral

AA- or higher	$32	29%	10%
A (Single reinsurer)	32	29%	100%
A- (Single reinsurer)	17	16%	80%
A+ to A- (Other reinsurers)	16	15%	5%
Below A- or unrated	12	11%	50%

Total Run-off Reinsurance segment	$109	100%	51%

The collateral protecting the recoverables includes letters of credit and assets held in trust. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2010, the Company’s recoverables related to this segment were net of a reserve of $6 million.
The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on the ceding companies’ claim payments. For GMDB, claim payments vary because of changes in equity markets and interest rates, as well as claim mortality and contractholder behavior. For workers’ compensation and personal accident, the payments relate to accidents and injuries. Any of these claim payments can extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and corresponding ultimate collection from retrocessionaires, may not be known with certainty for some time.
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of March 31, 2010, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Effects of reinsurance. In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Ceded premiums and fees
Individual life insurance and annuity business sold	$46	$51
Other	64	60

Total	$110	$111

Reinsurance recoveries
Individual life insurance and annuity business sold	$67	$68
Other	44	58

Total	$111	$126

Note 12 — Pension and Other Postretirement Benefit Plans
The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various domestic and foreign plans. The effect of its foreign pension and other postretirement benefit plans is immaterial to the Company’s results of operations, liquidity and financial position. Effective July 1, 2009, the Company froze its primary domestic defined benefit pension plans.
For the three months ended March 31, 2010, the Company’s postretirement benefits liability adjustment decreased by $3 million pre-tax ($8 million after-tax) resulting in an increase to shareholders’ equity. The decrease in this adjustment was primarily due to amortization of actuarial losses.
Pension benefits. Components of net pension cost were as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Service cost	$—	$21
Interest cost	59	61
Expected long-term return on plan assets	(63)	(60)
Amortization of:
Net loss from past experience	7	17
Prior service cost	—	(3)

Net pension cost	$3	$36

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006, which requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008. For the three months ended March 31, 2010, the Company contributed $55 million, of which $12 million was required and $43 million was voluntary. For the remainder of 2010, the Company expects to make additional required contributions of $57 million and voluntary contributions of $100 million.
Other postretirement benefits. Components of net other postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Service cost	$—	$—
Interest cost	5	6
Expected long-term return on plan assets	—	—
Amortization of:
Net gain from past experience	—	(2)
Prior service cost	(4)	(5)

Net other postretirement benefit cost	$1	$(1)

Note 13 — Debt
Short-term and long-term debt were as follows:

	March 31,	December 31,
(In millions)	2010	2009
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	226	4

Total short-term debt	$326	$104

Long-term:
Uncollateralized debt:
7% Notes due 2011	$—	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	300
8.5% Notes due 2019	349	349
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	9	11

Total long-term debt	$2,212	$2,436

In the first quarter of 2010, the 7% Notes due 2011 were reclassified into current maturities of long-term debt since they will mature in less than one year.

Note 14 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

		Tax
(In millions) Three Months Ended March 31,	Pre-Tax	(Expense) Benefit	After- Tax
2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$127	$(42)	$85
Reclassification adjustment for (gains) included in shareholders’ net income	(19)	6	(13)

Net unrealized appreciation, securities	$108	$(36)	$72

Net unrealized appreciation, derivatives	$6	$(2)	$4

Net translation of foreign currencies	$6	$(2)	$4

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$3	$5	$8

2009
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$43	$(13)	$30
Reclassification adjustment for losses included in shareholders’ net income	33	(12)	21

Net unrealized appreciation, securities	$76	$(25)	$51

Net unrealized appreciation, derivatives	$17	$(6)	$11

Net translation of foreign currencies	$(44)	$16	$(28)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$7	$(3)	$4

Note 15 — Income Taxes
A. Income Tax Expense
The Company has historically accrued U.S. income taxes on the undistributed earnings of foreign subsidiaries. During the first quarter of 2010, the Company determined that the prospective earnings of its Hong Kong operations are to be permanently invested overseas. The Company made a similar determination as related to the prospective earnings of its South Korea operations in 2009. This permanent investment of earnings increased shareholders’ net income for the three months ended March 31, 2010 by $14 million, which included $6 million (including $1 million related to realized investment gains) related to the Hong Kong implementation and $8 million attributable to recording taxes for the first quarter of 2010 at the foreign jurisdiction’s tax rate. As of March 31, 2010, deferred tax liabilities not recognized as a result of the permanent investment of South Korea and Hong Kong operation earnings was $37 million.

B. Unrecognized Tax Benefits
Gross unrecognized tax benefits declined for the three months ended March 31, 2010 by $22 million which was primarily due to the reversal of previously established liabilities that were reevaluated in light of new factors and technical developments. The effect on shareholders’ net income was not material.
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
Over the next 12 months, the Company has determined it reasonably possible that the level of unrecognized tax benefits could increase or decrease significantly, subject to developments in certain matters in dispute with the IRS. It is also reasonably possible there could be a significant decline in the level of valuation allowances recorded against deferred tax benefits of the reinsurance operations within the next 12 months. The Company, however, is currently unable to reasonably estimate the potential impact of such changes.
C. Other Tax Matters
During the first quarter of 2009, final resolution was reached in one of the two disputed issues associated with the IRS examination of the Company’s 2003 and 2004 consolidated federal income tax returns. The second of these disputed matters remains unresolved and on June 4, 2009, the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process, the timing of the resolution of this matter is uncertain. Though the Company expects to prevail, an unfavorable resolution of this litigation would result in a charge to shareholder’s net income of up to $17 million, representing net interest expense on the cumulative incremental tax for all affected years. In addition, two issues remain unresolved from the IRS examination of the Company’s 2005 and 2006 consolidated federal income tax returns. One of these unresolved issues is the same matter which remains in dispute from the prior IRS examination. The Company is attempting to resolve the other matter through the administrative appeals process, and filed a formal protest of the proposed adjustments on March 31, 2009.
The recently enacted Patient Protection & Affordable Care Act, including the Reconciliation Act of 2010, included provisions limiting the tax deductibility of certain future retiree benefit and compensation-related payments. The effect of these provisions reduced shareholders’ net income for the first quarter of 2010 by $5 million. The Company will continue to evaluate the tax effect of these provisions.

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
Beginning in 2010, the Company began reporting the expense associated with its frozen pension plans in Corporate. Prior periods were not restated. The effect on prior periods is not material.
Summarized segment financial information was as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,731	$3,289
Disability and Life	690	701
International	534	439
Run-off Reinsurance	(38)	121
Other Operations	43	44
Corporate	(15)	(14)

Total	$4,945	$4,580

Shareholders’ income from continuing operations
Health Care	$167	$155
Disability and Life	70	63
International	72	42
Run-off Reinsurance	4	(26)
Other Operations	19	19
Corporate	(46)	(22)

Segment Earnings	286	231
Realized investment losses, net of taxes	(3)	(24)

Shareholders’ income from continuing operations	$283	$207

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
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2010, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of March 31, 2010. Approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of March 31, 2010. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 7 for further information on the fair value hierarchy.
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
The Company is required to disclose the maximum potential undiscounted future payments for GMIB contracts. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:
•	no annuitants surrendered their accounts;
•	all annuitants lived to elect their benefit;
•	all annuitants elected to receive their benefit on the next available date (2010 through 2014); and
•	all underlying mutual fund investment values remained at the March 31, 2010 value of $1.3 billion with no future returns.

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
Certain other guarantees. The Company had indemnification obligations to lenders of up to $236 million as of March 31, 2010, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2010 through 2017. The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2010.
As of March 31, 2010, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $8 million as of March 31, 2010.
As part of the reinsurance and administrative service arrangements acquired from Great-West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At March 31, 2010, there were no receivables recorded for paid claims due from third party reinsurers for this business and unpaid claims related to this business were estimated at $22 million.
The Company had indemnification obligations as of March 31, 2010 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2010.
The Company contracts on an administrative services only (“ASO”) basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately 12% of reported ASO fees are at risk, with actual reimbursements of less than 1% of reported ASO fees.
The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for ASO and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The guarantee will fluctuate daily. As of March 31, 2010, the aggregate maximum exposure under these guarantees was approximately $700 million. Through April 29, 2010, the exposure that existed at March 31, 2010 has been reduced by approximately 85% from customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.
The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Regulatory and Industry Developments
Employee benefits regulation. The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the Federal Departments of Labor and Justice, as well as the courts. Regulation, legislation and judicial decisions have resulted in changes to industry and the Company’s business practices and will continue to do so in the future. In addition, the Company’s subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act (including the Reconciliation Act) that was signed into law during the first quarter of 2010, could have an adverse effect on the Company’s health care operations if it inhibits the Company’s ability to respond to market demands, adversely affects the way the Company does business, or results in increased medical or administrative costs without improving the quality of care or services.
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
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 32% of the segment’s revenues and 39% of the segment’s earnings for the three months ended March 31, 2010. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.
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
In 2004, the court approved a settlement agreement between the physician class and CIGNA. However, a dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is in arbitration. Separately, in 2005, the court approved a settlement between CIGNA and a class of non-physician health care providers. Only the American Dental Association case remains unresolved. On March 2, 2009, the Court dismissed with prejudice five of the six counts of the complaint. On March 20, 2009, the Court declined to exercise supplemental jurisdiction over the remaining state law claim and dismissed the case. Plaintiffs appealed on February 26, 2010 before the United States Court of Appeals for the Eleventh Circuit. CIGNA denies the allegations and will continue to vigorously defend itself.
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
In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest. Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, the Company and the plaintiffs filed separate petitions for a writ of certiorari to the United States Supreme Court, both of which are fully briefed and pending. The implementation of the judgment is currently stayed. The Company will continue to vigorously defend itself in this case. In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company’s best estimate of the liabilities related to the court order.

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
The Company was named as a defendant in seven putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. Two actions were brought on behalf of members, (Franco v. CIGNA Corp. et al., and Chazen v. CIGNA Corp. et al.), and five actions were brought on behalf of providers, (American Medical Association et al. v. CIGNA Corp. et al., Shiring et al. v. CIGNA Corp. et al.; Higashi et al. v. CGLIC et al.; Pain Management and Surgery Center of Southeast Indiana v. CGLIC et al.; and North Peninsula Surgical Center v. Connecticut General Life Insurance Co. et al.), all of which have been consolidated into the Franco case pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law. CIGNA filed a motion to dismiss the consolidated amended complaint on September 9, 2009, which is now fully briefed and pending. Discovery is ongoing and class certification is scheduled to be briefed in the second quarter of 2010.
On June 9, 2009, CIGNA filed motions in the United States District Court for the Southern District of Florida to enforce the In re Managed Care Litigation settlement described above by enjoining the RICO and antitrust causes of action asserted by the provider and medical association plaintiffs in the Ingenix litigation on the ground that they arose prior to and were released in the April 2004 settlement. On November 30, 2009, the Court granted the motions and ordered the provider and association plaintiffs to withdraw their RICO and antitrust claims from the Ingenix litigation by December 21, 2009. The plaintiffs filed notices of appeal with the United States Court of Appeals for the Eleventh Circuit on December 10 and 11, 2009, along with motions to stay the order pending appeal. On January 12, 2010, the United States Court of Appeals for the Eleventh Circuit stayed the order pending resolution of the appeal. The appeal is fully briefed and pending.
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
INTRODUCTION
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (“the Company”) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2010”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 71. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
The following discussion addresses the financial condition of the Company as of March 31, 2010, compared with December 31, 2009, and its results of operations for the three months ended March 31, 2010 compared with the same period last year. This discussion should be read in conjunction with MD&A included in the Company’s 2009 Form 10-K, to which the reader is directed for additional information.
The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Overview
The Company constitutes one of the largest investor-owned health service organizations in the United States. Its subsidiaries are major providers of health care and related benefits, the majority of which are offered through the workplace. In addition, the Company has an international operation that offers supplemental health, life and accident insurance products as well as international health care products and services to businesses and individuals in selected markets. The Company also has certain inactive businesses, including a Run-off Reinsurance segment.

Ongoing Operations
The Company’s ability to increase revenue, shareholders’ net income and operating cash flow from ongoing operations is directly related to progress in executing on its strategic initiatives, the success of which is measured by certain key factors, including the Company’s ability to:
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
CIGNA expects to focus on the following areas it believes represent the markets or areas with the most potential for profitable growth:
•	In the Health Care segment, the Company is concentrating on: (1) further enhancing its geographic focus in the middle market in order to create geographic density; (2) growing the “Select” market, which generally includes employers with more than 50 but fewer than 250 employees, by leveraging the Company’s customer knowledge, differentiated service model, product portfolio and distribution model; and (3) engaging those national account employers who share and will benefit from the Company’s value proposition of using health advocacy and employee engagement to increase productivity, performance and the health outcomes of their employees.
•	In the Disability and Life segment, CIGNA’s strategy is to grow its disability business by fully leveraging the key components of its industry-leading disability management model to reduce medical costs for its clients and return their employees to work sooner through: (1) early claim notification and outreach; (2) a full suite of clinical and return-to-work resources; and (3) specialized case management services.
•	In the International segment, the Company is targeting growth through: (1) product and channel expansion in its supplemental health, life and accident insurance business in key Asian geographies; (2) the introduction of new expatriate benefits products; and (3) further geographic expansion.
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
Health Care Reform
In the first quarter of 2010, the Patient Protection and Affordable Care Act, including the Reconciliation Act of 2010, (collectively, “the Act”) was signed into law. The Act mandates broad changes in the delivery of health care benefits that may impact the Company’s current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. The Company is evaluating potential business opportunities resulting from the Act that will enable it to leverage the strengths and capabilities of its broad health and wellness portfolio. The Act includes provisions for mandatory coverage of benefits and a minimum medical loss ratio, eliminates lifetime and annual benefit limits and creates health insurance exchanges. These provisions are expected to take effect over the next several years from 2010 to 2018.

The Act will require that health services companies such as CIGNA and others in the healthcare industry help fund the additional insurance benefits and coverages provided from this legislation through the assessment of fees and excise taxes. The amount which the Company will be required to pay starting in 2014 for these fees and excise taxes will result in charges to the Company’s financial statements in future periods. In addition, since these fees and excise taxes will not be tax deductible, the Company’s effective tax rate is expected to increase in future periods. However, the Company is unable to estimate the amount of these fees and excise taxes or the increase in the effective tax rate because guidance for their calculation has not been finalized.
The Act also changes certain tax laws which affect the Company’s 2010 financial statements. Although these provisions do not become effective until 2013, they are expected to limit the tax deductibility of certain future retiree benefit and compensation-related payments. For the three months ended March 31, 2010, the Company recorded an after-tax charge of approximately $5 million related to these changes. The Company expects to record additional after-tax charges of $5 million for the balance of the year with respect to the known effects of the tax provisions, but will continue to evaluate their impact as further guidance is made available.
Management is currently unable to estimate the ultimate impact of the Act on the Company’s results of operations, financial condition and liquidity due to the uncertainties of interpretation, implementation and timing of the many provisions of the Act. Management is closely monitoring this legislation and has formed a task force to implement and report on the Company’s compliance with the Act, to actively engage with regulators to assist with the conversion of legislation to regulation and to assess potential opportunities arising from the Act.
Run-off Operations
Effectively managing the various exposures of its run-off operations is important to the Company’s ongoing profitability, operating cash flows and available capital. The results are influenced by a range of economic factors, especially movements in equity markets and interest rates. In order to substantially reduce the impact of equity market movements on the liability for guaranteed minimum death benefits (“GMDB”, also known as “VADBe”), the Company operates an equity hedge program. The Company actively monitors the performance of the hedge program, and evaluates the cost/benefit of hedging other risks. Results are also influenced by behavioral factors, including future partial surrender election rates for GMDB contracts, annuity election rates for guaranteed minimum income benefits (“GMIB”) contracts, annuitant lapse rates, as well as the collection of amounts recoverable from retrocessionaires. The Company actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted. The Company also performs regular audits of ceding companies to ensure that premiums received and claims paid properly reflect the underlying risks, and to maximize the probability of subsequent collection of claims from retrocessionaires. Finally, the Company monitors the financial strength and credit standing of its retrocessionaires and requests or collects collateral when warranted.
Summary
The Company’s overall results are influenced by a range of economic and other factors, especially:
•	cost trends and inflation for medical and related services;
•	utilization patterns of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment both domestically and internationally, including U.S. health care reform;
•	interest rates, equity market returns, foreign currency fluctuations and credit market volatility, including the availability and cost of credit in the future; and
•	federal, state and international regulation.
The Company regularly monitors the trends impacting operating results from the above mentioned key factors and economic and other factors affecting its operations. The Company develops strategic and tactical plans designed to improve performance and maximize its competitive position in the markets it serves. The Company’s ability to achieve its financial objectives is dependent upon its ability to effectively execute on these plans and to appropriately respond to emerging economic and company-specific trends.

CONSOLIDATED RESULTS OF OPERATIONS
The Company measures the financial results of its segments using “segment earnings (loss)”, which is defined as shareholders’ income (loss) from continuing operations before after-tax realized investment results. Adjusted income from operations is defined as consolidated segment earnings (loss) excluding special items (defined below) and the results of the GMIB business. Adjusted income from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the Company’s businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. This measure is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be viewed as a substitute for the most directly comparable GAAP measure, which is shareholders’ income from continuing operations.
Summarized below is a reconciliation between shareholders’ income from continuing operations and adjusted income from operations.
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2010	2009
Premiums and fees	$4,543	$4,051
Net investment income	266	229
Mail order pharmacy revenues	348	312
Other revenues	54	217
Total realized investment losses	(6)	(36)

Total revenues	5,205	4,773
Benefits and expenses	4,783	4,500

Income from continuing operations before taxes	422	273
Income taxes	138	65

Income from continuing operations	284	208
Less: Net income attributable to noncontrolling interest	1	1

Shareholders’ income from continuing operations	283	207
Less: realized investment losses, net of taxes	(3)	(24)

Segment earnings	286	231
Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	5	23
Special item (after-tax):
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	20

Adjusted income from operations	$281	$188

Summarized below is adjusted income from operations by segment:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Adjusted Income (Loss) From Operations
Health Care	$167	$154
Disability and Life	70	58
International	72	41
Run-off Reinsurance	(1)	(49)
Other Operations	19	18
Corporate	(46)	(34)

Total	$281	$188

Overview of March 31, 2010 Consolidated Results of Operations
Adjusted income from operations increased significantly for the first three months of 2010 compared to the same period in 2009, primarily reflecting stronger earnings in the ongoing business segments (Health Care, Disability and Life and International) as well as improved results in the Run-off Reinsurance segment primarily due to the absence of a charge in the first quarter of 2009 related to the GMDB business.
Shareholders’ income from continuing operations for the first three months of 2010 also increased significantly compared with the same period in 2009 due to higher adjusted income from operations as cited above as well as improved realized investment results. These favorable effects were partially offset by lower earnings in the GMIB business along with the absence of the 2009 benefit from the completion of an IRS examination.
Special Item and GMIB
Management does not believe that the special item noted in the table above is representative of the Company’s underlying results of operations. Accordingly, the Company excluded this special item from adjusted income from operations in order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and shareholders’ income from continuing operations.
There were no special items for the first three months of 2010.
The special item for the first three months of 2009 resulted from the completion of the 2005 and 2006 IRS examinations. See Note 15 to the Consolidated Financial Statements for additional information.
The Company also excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable. See the Critical Accounting Estimates section of the MD&A beginning on page 55 of the Company’s 2009 Form 10-K for more information on the effect of capital market assumption changes on shareholders’ net income. Because of this volatility, and since the GMIB business is in run-off, management does not believe that its results are meaningful in assessing underlying results of operations.
Outlook for 2010
The Company expects 2010 adjusted income from operations to be comparable to or slightly higher than 2009. Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. This outlook includes an assumption that GMDB (also known as “VADBe”) results will be approximately break-even for full-year 2010, reflecting the Company’s view that the long-term reserve assumptions are appropriate and assuming that capital markets remain stable during the year. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2010 however they may include potential adjustments associated with cost reduction, litigation, and tax-related items.
This outlook reflects the Company’s best estimate of the impacts of Health Care Reform (“the Act”, see the Introduction section of this MD&A beginning on page 43) on its 2010 results of operations subject to the factors cited in the Cautionary Statement beginning on page 71 of the MD&A. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues
Total revenue increased by 9% for the first three months of 2010, compared with the first three months of 2009. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees increased by 12% for the first three months of 2010, compared with the first three months of 2009, primarily reflecting membership growth in the Health Care segment’s risk businesses as well as growth in the International segment. See segment reporting discussions for additional detail and drivers.
Net Investment Income
Net investment income increased by 16% for the first three months of 2010, compared with the first three months of 2009, primarily reflecting improved income on security partnerships and higher yields on investment assets.
Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased by 12% for the first three months of 2010, compared with the first three months of 2009, primarily reflecting an increase in volume and price.
Other Revenues
Other revenues included the impact of the futures contracts associated with the GMDB equity hedge program. The Company reported losses of $45 million for the first three months of 2010 and gains of $117 million for the first three months of 2009 associated with the GMDB equity hedge program. The losses in 2010 reflected increases in stock market values, while the gains in 2009 primarily reflected declines in stock market values. Excluding the impact of these futures contracts, other revenues remained flat for the first three months of 2010 compared with the same period in 2009.
Realized Investment Results
Realized investment results improved for the first three months of 2010, compared with the first three months of 2009 primarily due to:
•	increases in the value of hybrid securities in the first three months of 2010 compared with decreases in the same period in 2009 (changes in fair value for these securities are reported in realized investment results);
•	absence of securities credit impairments in the first three months of 2010 reflecting improved market conditions; and
•	gains on sales of fixed maturities in the first three months of 2010.
These improvements were partially offset by increased impairments on real estate funds and mortgage loans in 2010 due to the impact of the continued weak economic environment on the commercial real estate market.
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
The Company’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the Company’s 2009 Form 10-K beginning on page 55 and are as follows:
•	future policy benefits — guaranteed minimum death benefits;
•	Health Care medical claims payable;
•	accounts payable, accrued expenses and other liabilities, and other assets — guaranteed minimum income benefits;
•	reinsurance recoverables for Run-off Reinsurance;
•	accounts payable, accrued expenses and other liabilities — pension liabilities;
•	investments — fixed maturities; and
•	investments — commercial mortgage loans — valuation reserves.
The Company regularly evaluates items which may impact critical accounting estimates. As of March 31, 2010, there are no significant changes to the critical accounting estimates from what was reported in the Company’s 2009 Form 10-K.
Summary
There are other accounting estimates used in the preparation of the Company’s Consolidated Financial Statements, including estimates of liabilities for future policy benefits other than those identified above, as well as estimates with respect to goodwill, unpaid claims and claim expenses, post-employment and postretirement benefits other than pensions, certain compensation accruals and income taxes.
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
Beginning in 2010, the Company began reporting the expense associated with its frozen pension plans in Corporate. Prior periods were not restated; the effect on prior periods is not material.

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
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2010	2009
Premiums and fees	$3,319	$2,911
Net investment income	54	34
Mail order pharmacy revenues	348	312
Other revenues	64	66

Segment revenues	3,785	3,323

Mail order pharmacy cost of goods sold	285	252
Benefits and other expenses	3,240	2,833

Benefits and expenses	3,525	3,085

Income before taxes	260	238
Income taxes	93	83

Segment earnings	167	155
Less: special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	1

Adjusted income from operations	$167	$154

Realized investment losses, net of taxes	$(3)	$(5)

The Health Care segment’s adjusted income from operations for the first three months of 2010 increased by 8%, compared with the same period in 2009 primarily due to:
•	increased membership in risk businesses resulting in higher specialty penetration; and
•	higher net investment income primarily reflecting higher security partnership income and yields.
These favorable effects were partially offset by:
•	lower earnings on experience-rated business; and
•	higher medical care ratio in the guaranteed cost business.
Revenues
The table below shows premiums and fees for the Health Care segment:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Medical:
Guaranteed cost (1),(2)	$928	$857
Experience-rated(2),(3)	483	432
Stop loss	321	333
Dental	200	186
Medicare	362	138
Medicare Part D	170	110
Other (4)	138	131

Total medical	2,602	2,187
Life and other non-medical	33	50

Total premiums	2,635	2,237
Fees(2),(5)	684	674

Total premiums and fees	$3,319	$2,911

(1)	Includes guaranteed cost premiums primarily associated with open access, commercial HMO and voluntary/limited benefits, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue for specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $10 million for the three months ended March 31, 2010 and $8 million for the three months ended March 31, 2009.
Premiums and fees increased by 14% for the first three months of 2010 compared with the same period of 2009 reflecting membership growth in most products, as well as rate increases partially offset by lower service membership.
Net investment income increased by 59% for the first three months of 2010 compared with the same period of 2009 reflecting higher security partnership income and higher yields.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Medical claims expense	$2,209	$1,780
Other benefit expenses	28	48
Mail order pharmacy cost of goods sold	285	252
Other operating expenses	1,003	1,005

Total benefits and expenses	$3,525	$3,085

Medical claims expense increased by 24% for the first three months of 2010 compared with the same period in 2009 largely due to higher medical membership, particularly in the Medicare Private Fee For Service (“Medicare PFFS”) and commercial risk business as well as increases in medical cost inflation.
Other operating expenses for the first three months of 2010 were lower than the same period last year reflecting the impact of pension changes, lower amortization and staffing reductions, partially offset by volume driven increases, as a result of membership growth in risk products.
Other Items Affecting Health Care Results
Health Care Medical Claims Payable
Medical claims payable also increased $420 million largely driven by medical membership growth, particularly in the Medicare PFFS and commercial risk business as noted above, reflecting new business, as well as seasonality in the Stop Loss products (see Note 4 to the Consolidated Financial Statements for additional information).
Medical Membership
The Health Care segment’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims. As of March 31, estimated medical membership was as follows:

(In thousands)	2010	2009

Guaranteed cost (1)	1,083	1,021
Experience-rated (2)	811	804

Total commercial risk	1,894	1,825
Medicare	145	47

Total risk	2,039	1,872
Service	9,314	9,497

Total medical membership	11,353	11,369

(1)	Includes members primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2)	Includes minimum premium members, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required.
The Company’s overall medical membership as of March 31, 2010 is consistent when compared with March 31, 2009, primarily driven by significant new business sales and improved persistency in the risk businesses, offset by a decline in service membership largely reflecting disenrollment after March 31, 2009.

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
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2010	2009
Premiums and fees	$661	$672
Net investment income	64	57
Other revenues	29	29

Segment revenues	754	758
Benefits and expenses	656	678

Income before taxes	98	80
Income taxes	28	17

Segment earnings	70	63
Less: special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	5

Adjusted income from operations	$70	$58

Realized investment gains (losses), net of taxes	$1	$(10)

The Disability and Life segment’s adjusted income from operations increased 21% for the first three months of 2010 compared with the same period in 2009 reflecting:
•	higher net investment income;
•	favorable accident claims experience; and
•	continued strong disability claims management experience.
These favorable impacts were partially offset by less favorable life claims experience. Results in 2010 include the $10 million after-tax favorable impact of reserve studies as compared with the $9 million after-tax favorable impact of reserve studies in 2009.
Revenues
Premiums and fees decreased 2% for the first three months of 2010 compared with the same period of 2009 reflecting the Company’s decision to exit a large, low margin assumed government life insurance program (-$38 million) and the sale of the renewal rights to the student and participant accident business (-$5 million). Excluding the impact of those two items, premiums and fees increased 5% as a result of disability and life sales growth and continued solid persistency.
Net investment income increased 12% for the first three months of 2010 compared with the same period of 2009 due to higher security partnership income and invested assets.

Benefits and Expenses
Benefits and expenses decreased 3% for the first three months of 2010 compared with the same period of 2009, primarily as a result of the Company’s exit from the government life insurance program and the sale of renewal rights to the student and participant accident business. Excluding the impact of those two items, benefits and expenses increased 3%, reflecting disability and life business growth and less favorable life claims experience partially offset by favorable accident claim experience and a lower operating expense ratio. The less favorable life claims experience was primarily driven by higher new claim counts. The favorable accident claims experience was driven by the absence of the catastrophic plane crash in the first quarter of 2009 and lower new claims. The lower operating expense ratio reflects the Company’s continued focus on operating expense management partially offset by strategic investments in information technology and the claims operations. Benefits and expenses in 2010 include the $15 million before-tax favorable impact of reserve studies as compared to the $13 million favorable before-tax impact of reserve studies in 2009.
International Segment
Segment Description
The International segment includes supplemental health, life and accident insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.
The key factors for this segment are:
•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio);
•	operating expense as a percentage of earned premium (expense ratio); and
•	impact of foreign currency movements.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2010	2009
Premiums and fees	$527	$434
Net investment income	19	16
Other revenues	7	5

Segment revenues	553	455
Benefits and expenses	459	390

Income before taxes	94	65
Income taxes	21	22
Income attributable to noncontrolling interest	1	1

Segment earnings	72	42
Less: special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	1

Adjusted income from operations	$72	$41

Impact of foreign currency movements included in segment earnings	$7	$(9)

Realized investment gains (losses), net of taxes	$2	$(2)

During the first quarter of 2010, the Company’s International segment implemented a capital management strategy to permanently invest the earnings of its Hong Kong operation overseas. Income taxes for this operation, and the Korea operation which implemented a similar strategy in the second quarter of 2009, will be recorded at the tax rate of the respective foreign jurisdiction. The International segment’s adjusted income from operations reflected favorable tax adjustments of $5 million from the implementation of this strategy and $8 million from the impact of the lower tax rates on the permanently invested earnings in Korea and Hong Kong for first quarter of 2010. Excluding the impact of these tax adjustments and foreign currency movements, the International segment’s adjusted income from operations increased 27% for the first quarter of 2010 compared with the same period last year. The increase is primarily due to strong revenue growth and higher persistency, partially offset by unfavorable claims experience in the supplemental health, life and accident insurance business, particularly in South Korea. Favorable loss ratios in the expatriate employee benefits business also contributed to the increase. Both businesses continue to deliver competitively strong margins. The impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.
Revenues
Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $477 million for the first quarter of 2010 compared with reported premiums of $434 million for the same period last year, an increase of 10%. The increase was primarily attributable to new sales growth in the supplemental health, life and accident insurance operations, particularly in South Korea, and rate actions and membership growth in the expatriate employee benefits business.
To exclude the effect of foreign currency movements, premiums and fees were calculated using the prior year’s comparable period exchange rates, allowing foreign currency neutral comparison to the prior years’ reported premiums and fees.
Net investment income increased by 19% in the first quarter of 2010, compared with the same period last year. The increase was primarily due to favorable foreign currency movements, particularly in South Korea.
Benefits and Expenses
Excluding the impact of foreign currency movements, benefits and expenses were $416 million for the first quarter of 2010 compared with reported benefits and expenses of $390 million for the same period last year, an increase of 7%. The increase in the first quarter of 2010 was primarily due to business growth and higher claims in the supplemental health, life and accident insurance business, particularly in South Korea, partially offset by lower claims in the expatriate employee benefits business.
Loss ratios increased for the first quarter of 2010 in the supplemental health, life and accident insurance business and decreased in the expatriate benefits businesses compared to the same period last year.
Policy acquisition expenses increased for the first quarter of 2010, reflecting foreign currency movements and business growth partially offset by lower amortization of deferred acquisition costs associated with higher persistency in the supplemental health, life and accident insurance business.
Expense ratios decreased for the first quarter of 2010 compared to the same period last year, reflecting effective expense management.
Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 32% of the segment’s revenues and 39% of the segment’s earnings for the first quarter of 2010. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

Run-off Reinsurance Segment
Segment Description
The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of guaranteed minimum death benefit (“GMDB”, also known as “VADBe”), guaranteed minimum income benefit (“GMIB”), workers’ compensation and personal accident reinsurance products.
The determination of liabilities for GMDB and GMIB requires the Company to make assumptions and critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 6 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 7 to the Consolidated Financial Statements. The Company also provides the effects of hypothetical changes in assumptions in the Critical Accounting Estimates section of the MD&A beginning on page 55 of the Company’s 2009 Form 10-K.
The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2010	2009
Premiums and fees	$8	$6
Net investment income	28	24
Other revenues	(46)	115

Segment revenues	(10)	145
Benefits and expenses	(17)	185

Income (loss) before income tax benefits	7	(40)
Income taxes (benefits)	3	(14)

Segment earnings (loss)	4	(26)
Less: results of GMIB business	5	23

Adjusted loss from operations	$(1)	$(49)

Realized investment losses, net of taxes	$(1)	$(3)

Segment results for the first three months of 2010 improved from the same period last year due to the absence of a charge for reserve strengthening in the GMDB business in 2009, partially offset by less favorable results for the GMIB business (presented in the table above). Excluding the results of the GMIB and GMDB business, adjusted loss from operations for Run-off Reinsurance for the first three months of 2010 was flat compared to the same period of 2009.
See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.
Other Revenues
Other revenues included pre-tax losses of $45 million for the first three months of 2010 from futures contracts used in the GMDB equity hedge program (see Note 6 to the Consolidated Financial Statements), compared with gains of $117 million for the same period of 2009. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). The Company held futures contract positions related to this program with a notional amount of $1 billion at March 31, 2010.

Benefits and Expenses
Benefits and expenses were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2010	2009
GMIB fair value gain	$(4)	$(32)
Other benefits and expenses	(13)	217

Benefits and expenses	$(17)	$185

GMIB fair value gain. Under the GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 7 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB.
For the first three months of 2010, GMIB fair value gain was $4 million, primarily due to favorable equity market and bond fund returns, partially offset by generally lower interest rates.
For the first three months of 2009, GMIB fair value gain was $32 million, primarily a result of increases in interest rates since December 31, 2008, partially offset by declines in equity markets and bond returns and updates to the lapse assumption.
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
However, significant declines in mutual fund values that underlie the contracts (increasing the exposure to the Company) together with declines in the 7-year Treasury rates (used to determine claim payments) similar to what occurred during 2008 and early 2009 would increase the expected amount of claims that would be paid out for contractholders who choose to annuitize. It is also possible that such unfavorable market conditions would have an impact on the level of contractholder annuitizations, particularly if such unfavorable market conditions persisted for an extended period.
Other Benefits and Expenses. Other benefits and expenses reflected income for the first three months of 2010, compared to expense during the same period in 2009 due primarily to the absence of a $73 million pre-tax charge to strengthen GMDB reserves in the first quarter of 2009 (see below). Changes in equity markets on GMDB contracts also contributed to the decrease in benefits and expenses. Equity market improvements in 2010 increased the underlying annuity account values, which decreased the exposure under the contracts and benefits expense. Equity market declines in 2009 decreased the underlying annuity account values, which increased the exposure under the contracts and benefits expense. These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.
For the first three months of 2010, no reserve strengthening for GMDB reserves was required. In the first quarter of 2009, the Company recorded additional other benefits and expenses of $73 million ($47 million after-tax) to strengthen GMDB reserves. The amounts were primarily due to an increase in the provision for future partial surrenders due to overall market declines, adverse volatility-related impacts due to turbulent equity market conditions and adverse interest rate impacts.
See Note 6 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Segment Summary
The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments. For GMDB and GMIB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior. For workers’ compensation and personal accident, the claim payments relate to accidents and injuries. Any of these claim payments can extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and corresponding ultimate collection from its retrocessionaires may not be known with certainty for some time.
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2010, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.
Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate-owned life insurance (“COLI”);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2010	2009
Premiums and fees	$28	$28
Net investment income	101	98
Other revenues	15	16

Segment revenues	144	142
Benefits and expenses	115	126

Income before taxes	29	16
Income taxes	10	(3)

Segment earnings	19	19
Less: special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	1

Adjusted income from operations	$19	$18

Realized investment losses, net of taxes	$(2)	$(4)

Adjusted income from operations for Other Operations increased in the first three months of 2010 compared with the same period in 2009, reflecting higher earnings driven by higher investment income offset by a continued decline in deferred gain amortization associated with the sold businesses.

Revenues
Net investment income. Net investment income increased 3% in the first three months of 2010 compared with the same period in 2009, reflecting higher average invested assets for COLI business and higher yields.
Other revenues. Other revenues decreased 6% in the first three months of 2010 compared with the same period in 2009 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses. The amount of the deferred gain amortization recorded was $6 million in the first quarter of 2010 and $8 million in the first quarter of 2009.
Corporate
Description
Corporate reflects amounts not allocated to segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses and, beginning in 2010, pension expense related to the Company’s frozen pension plans.
FINANCIAL SUMMARY

	Three Months Ended
	March 31,
(In millions)	2010	2009
Segment loss	$(46)	$(22)
Less: special item (after-tax) included in segment loss:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	12

Adjusted loss from operations	$(46)	$(34)

Corporate’s adjusted loss from operations was higher in the first three months of 2010, compared with the same period in 2009, primarily reflecting:
•	higher net interest expense, primarily driven by a higher long-term debt balance;
•	tax expense for postretirement benefits resulting from health care reform (“the Act”, see the Introduction section of the MD&A beginning on page 43); and
•	pension expense related to the Company’s frozen pension plans which was reported in Corporate beginning in 2010.
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.
Discontinued operations for the first three months of 2009 primarily represented a tax benefit from a past divestiture resolved at the completion of the 2005 and 2006 IRS examinations.

INDUSTRY DEVELOPMENTS
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company maintains liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and

•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	using cash flows from operating activities;

•	selling investments;

•	matching investment durations to those estimated for the related insurance and contractholder liabilities; and

•	borrowing from its parent company.
Liquidity requirements at the parent company level generally consist of:
•	debt service and dividend payments to shareholders; and

•	pension plan funding.
The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	collecting dividends from its subsidiaries;

•	using proceeds from issuance of debt and equity securities; and

•	borrowing from its subsidiaries.
Cash flows for the three months ended March 31, were as follows:

(In millions)	2010	2009
Operating activities	$394	$72
Investing activities	$(123)	$(166)
Financing activities	$107	$137
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
Cash flows from financing activities are generally comprised of issuances and re-payment of debt at the parent company level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases. In addition, the subsidiaries report net deposits/withdrawals to/from investment contract liabilities (which include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

2010:
Operating activities
For the three months ended March 31, 2010, cash flows from operating activities were higher than net income by $110 million. Net income contains certain after-tax non-cash income and expense items, including:
•	Favorable results of the GMIB business of $5 million;

•	depreciation and amortization charges of $40 million; and

•	realized investment losses of $3 million.
Cash flows from operating activities were higher than net income excluding the non-cash items noted above by $72 million. Excluding cash outflows of $45 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, cash flows from operating activities were higher than net income by $117 million. This result primarily reflects premium growth in the Health Care segment’s risk businesses due to significant new business in 2010. Since paid claims on new business tend to lag premium collections, cash flow from operating activities was favorably affected by this new business. In addition, the Company was not required to make a federal tax payment in the first quarter. These favorable effects were partially offset by the annual payment of management incentive compensation in the first quarter.
Cash flows from operating activities increased by $322 million compared with the three months ended March 31, 2009. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities increased by $484 million. This increase primarily reflects premium growth in the Health Care segment’s risk businesses as noted above, earnings growth in the Disability and Life and International segments as well as lower contributions to the qualified domestic pension plan of $55 million for the three months ended March 31, 2010, compared with $300 million for the three months ended March 31, 2009. These favorable effects were partially offset by higher management compensation payments for the three months ended March 31, 2010, compared with the same period last year.
Investing activities
Cash used in investing activities was $123 million. This use of cash primarily consisted of net purchases of investments of $66 million and net purchases of property and equipment of $52 million.
Financing activities
Cash provided from financing activities primarily consisted of changes in cash overdraft position of $40 million, proceeds from issuances of common stock from employee benefit plans of $24 million and net deposits to contractholder deposit funds of $45 million.
2009:
Operating activities
For the three months ended March 31, 2009, cash flows from operating activities were less than net income by $137 million. Net income contains certain after-tax non-cash income and expense items, including:
•	favorable results of the GMIB business of $23 million;

•	depreciation and amortization charges of $45 million;

•	realized investment losses of $24 million; and

•	tax benefits related to the IRS examination of $20 million.
Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $163 million. This decrease was primarily due to contributions to the domestic pension plan of $300 million partially offset by cash inflows associated with the GMDB equity hedge program of $117 million.
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
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Interest expense	$43	$38

The increase in interest expense for the three months ended March 31, 2010 was primarily due to more long-term debt outstanding in 2010, caused by the issuance of debt in May, 2009 used for general corporate purposes, including the repayment of some of the Company’s commercial paper issued to finance the acquisition of the Healthcare division of Great West Life and Annuity, Inc.
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
Share Repurchase
The Company maintains a share repurchase program, which was authorized by its Board of Directors. The decision to repurchase shares depends on market conditions and alternate uses of capital. The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan which permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. The Company suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.
Through May 6, 2010, the Company has not repurchased any shares during 2010, and did not repurchase any shares during 2009. The total remaining share repurchase authorization as of May 6, 2010 was $449 million.

Liquidity and Capital Resources Outlook
At March 31, 2010, there was approximately $700 million in cash and short-term investments available at the parent company level. For the remainder of 2010, the parent company’s cash requirements include scheduled interest payments of approximately $136 million on outstanding long-term debt (including current maturities) of $2.4 billion at March 31, 2010, and expected pre-tax contributions to the pension plan of $157 million, of which $57 million are required. In addition, approximately $100 million of commercial paper will mature over the next 2 months and scheduled long-term debt repayments of $222 million are due in January of 2011. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends, by refinancing the maturing commercial paper borrowings with new commercial paper and by issuing new long-term debt, if necessary.
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
In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval. As of March 31, 2010, the parent company had no outstanding borrowings from CGLIC.
In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. This agreement permits up to $1.25 billion to be used for letters of credit. As of March 31, 2010, there were two letters totaling $107 million issued out of the credit facility. As of March 31, 2010, the Company had an additional $1.64 billion of borrowing capacity under the credit facility.
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

INVESTMENT ASSETS
The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 7, 8, 9, 10 and 14 to the Consolidated Financial Statements. More detailed information about the fixed maturities and mortgage loan portfolios by type of issuer, maturity dates, and, for mortgages by property type and location is included in Note 8 to the Consolidated Financial Statements and Notes 2, 11, 12 and 17 to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.
As of March 31, 2010, the Company’s mix of investments and their primary characteristics have not materially changed since December 31, 2009. The Company’s fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of March 31, 2010. The Company’s commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.
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
The Company performs ongoing analyses of prices used to value the Company’s invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis including reviews of pricing methodologies, judgments of valuation inputs, the significance of any unobservable inputs, pricing statistics and trends. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. These procedures are overseen by the Company’s investment professionals.
The value of the Company’s fixed maturity portfolio increased $156 million in the first quarter of 2010 driven by a decline in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $84 million as of March 31, 2010.
As of March 31, 2010, approximately 63% or $1,597 million of the Company’s total investments in state and local government securities of $2,523 million were guaranteed by monoline bond insurers. The quality ratings of these investments with and without this guaranteed support as of March 31, 2010 were as follows:

		As of
		March 31,
		2010
		Fair Value
		With	Without
(In millions)	Quality Rating	Guarantee	Guarantee
State and local governments	Aaa	$66	$64
	Aa1-Aa3	1,116	946
	A1-A3	354	463
	Baa1-Baa3	61	69
	Not available	—	55

Total state and local governments		$1,597	$1,597

As of March 31, 2010, approximately 81% or $450 million of the Company’s total investments in other asset-backed securities of $559 million were guaranteed by monoline bond insurers. All of these securities had quality ratings of Baa2 or better. Quality ratings without considering the guarantees for these other asset-backed securities were not available.
As of March 31, 2010, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of March 31, 2010 were:

		As of
		March 31,
(In millions)		2010
	Guarantor
Guarantor	Quality Rating	Indirect Exposure
AMBAC	Caa2	$196
National Public Finance Guarantee (formerly MBIA, Inc.)	Baa1	1,222
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	Aa3	590
Financial Guaranty Insurance Co.	NR	39

Total		$2,047

The Company continues to underwrite investments in these securities focusing on the underlying issuer’s credit quality, without regard for guarantees. As such, this portfolio of state and local government securities, guaranteed by monoline bond insurers is of high quality with approximately 92% rated A3 or better without their guarantees.
Commercial Mortgage Loans
The Company’s commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by the related property and are generally made at less than 75% of the property’s value at origination of the loan. In addition to property value, debt service coverage, which is the ratio of the estimated cash flows from the property to the required loan payments (principal and interest), is an important underwriting consideration.
The Company completed its annual in depth review of its commercial mortgage loan portfolio in the third quarter of 2009. This review included an analysis of each property’s financial statements as of December 31, 2008, rent rolls and operating plans and budgets for 2009, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, along with updates for certain loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio increased from 64% as of December 31, 2008 to 77% at March 31, 2010 and the overall estimated cash flows from the portfolio’s properties exceeded their required debt payments by approximately 50% (debt service coverage) as of March 31, 2010.

The following table reflects the commercial mortgage loan portfolio as of March 31, 2010 summarized by loan-to-value ratio based on the annual loan review completed in July, 2009.

Loan-to-Value Distribution
Loan-to-Value Ratios	Amortized Cost			% of Mortgage Loans
	Senior	Subordinated	Total
Below 50%	$197	$159	$356	10%
50% to 59%	296	—	296	9%
60% to 69%	421	37	458	13%
70% to 79%	487	76	563	16%
80% to 89%	846	43	889	25%
90% to 99%	595	17	612	18%
100% or above	304	15	319	9%

Totals	$3,146	$347	$3,493	100%

As summarized above, $347 million or 10% of the commercial mortgage loan portfolio is comprised of subordinated notes and loans, including $313 million of loans secured by first mortgages, which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans with strong borrower sponsorship, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.
There are nine loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $25 million. Six of these loans have current debt service coverage of 1.0 or greater and three with debt service coverage below 1.0 have other mitigating factors including strong borrower sponsorship. Although the property value declines increased the portfolio’s loan-to-value ratios, all but six of the approximately 180 loans that comprise the Company’s total mortgage loan portfolio continue to perform under their contractual terms, and the actual aggregate default rate is 5%. Given the quality and diversity of the underlying real estate, positive debt service coverage, significant borrower cash investment averaging nearly 30%, and only $219 million of loans maturing in the next twelve months, the Company remains confident that the vast majority of borrowers will continue to perform as required.
Commercial real estate fundamentals and values continued to decline after completion of the portfolio review in mid-year 2009. While the vast majority of loans in the Company’s portfolio have positive debt service coverage of at least 1.0, the Company expects declines in debt service coverage to reflect further deterioration in fundamentals (higher vacancy rates and lower rental rates) resulting from ongoing weak economic conditions. Management’s current view is that property values have fallen by approximately 10% on average from values estimated as part of the 2009 portfolio review. This means that approximately 20% of the portfolio’s loans would have carrying values in excess of their underlying properties’ fair values totaling approximately $95 million. However, the value of well located, well leased, institutional quality real estate demonstrated signs of stabilization during the fourth quarter of 2009 and has continued to stabilize, and in some instances increase, during the first quarter of 2010.
Other Long-term Investments
The Company’s other long-term investments include $562 million in private equity and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies and equity real estate. Because these investments have a subordinate position in the capital structure, the Company assumes a higher level of risk for higher expected returns. Many of these entities have experienced a decline in value over the last several quarters due to economic weakness and the disruption in the capital markets, particularly in the commercial real estate market. These total asset values exceeded their carrying values as of March 31, 2010. However, the fair value of the Company’s ownership interest in certain funds (those carried at cost) was less than its carrying value by $59 million. The Company believes these declines in value are temporary and expects to recover its carrying value over the remaining lives of the funds. To mitigate risk, these investments are diversified across approximately 60 separate partnerships, and approximately 35 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector, property type, and geographic region. No single partnership investment exceeds 8% of the Company’s private equity and real estate partnership portfolio. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.

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
The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the first three months of 2010 or 2009.
The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	March 31, 2010			December 31, 2009
	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$102	$(49)	$53	$103	$(49)	$54
Problem commercial mortgage loans	202	(28)	174	169	(11)	158
Foreclosed real estate	95	—	95	59	—	59

Total problem investments	$399	$(77)	$322	$331	$(60)	$271

Potential problem bonds	$42	$(10)	$32	$94	$(10)	$84
Potential problem commercial mortgage loans	254	—	254	245	(6)	239

Total potential problem investments	$296	$(10)	$286	$339	$(16)	$323

Net problem investments represent 1.7% of total investments excluding policy loans. Net problem investments increased $51 million during the first quarter of 2010 primarily reflecting the reclassification of two mortgage loans totaling $53 million from potential problem loans to problem loans.
Net potential problem investments represent 1.5% of total investments excluding policy loans. Net potential problem investments decreased $37 million during the first quarter of 2010 primarily reflecting improved bond performance and the reclassification of two commercial mortgage loans to problem investments, offset by the addition of three commercial mortgage loans totaling $81 million to the potential problem loan list that were exhibiting signs of distress such as an elevated loan-to-value ratio or a low or negative debt service coverage. These loans are all performing according to their original contractual terms as of March 31, 2010.
Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the original loan agreement. In the above table, problem commercial mortgage loans totaling $174 million, at March 31, 2010 are considered impaired. During the first quarter of 2010, the Company recorded an $11 million pre-tax ($7 million after-tax) increase to valuation reserves on impaired commercial mortgage loans.

Summary
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Credit-related (1)	$16	$7
Other (2)	1	7

Total (3)	$17	$14

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of new GAAP guidance for other-than-temporary impairments on April 1, 2009, Other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $1 million in the first quarter of 2010 and $11 million in the first quarter of 2009. These impairments are included in the other category in 2010 and in both the credit related and other categories in 2009.
The financial markets were generally stable to improving during the first quarter of 2010. Both investment grade and below investment grade corporate credit indices remained fairly consistent with the fourth quarter of 2009 and the S&P 500 posted a return of approximately 5% during this period. While credit spreads and asset values were stable in the first quarter of 2010, substantial uncertainty remains concerning the economic environment. As a result of this economic environment, risks in the Company’s investment portfolio, while declining, remain elevated.
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
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $90 million in the fair value of the futures contracts outstanding under this program as of March 31, 2010. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
Stock Market Performance
The performance of equity markets can have a significant effect on the Company’s businesses, including on:
•	risks and exposures associated with GMDB (see Note 6 to the Consolidated Financial Statements) and GMIB contracts (see Note 7 to the Consolidated Financial Statements); and
•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 61 for further information.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include but are not limited to the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s productivity initiatives, litigation and other legal matters, operational improvement in the health care operations, and the outlook for the Company’s full year 2010 results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.
You should not place undue reliance on these forward-looking statements. The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:
1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;
3.	challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost and medical membership results, (v) delivering quality member and provider service using effective technology solutions, (vi) lowering administrative costs and (vii) transitioning to an integrated operating company model, including operating efficiencies related to the transition;
4.	risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to providers, government investigations and proceedings, and tax audits and related litigation;
5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the Health Care business;
6.	risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;
7.	significant changes in interest rates and deterioration in the loan to value ratios of commercial real estate investments for a sustained period of time;
8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business as well as the downgrade in the financial strength ratings of reinsurers which could result in increased statutory reserve or capital requirements;
9.	limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;
10.	the inability of the hedge program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);
11.	adjustments to the reserve assumptions (including lapse, partial surrender, claim mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;
12.	adjustments to the assumptions (including annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;
13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plan in future periods as well as the recognition of additional pension obligations;
14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

15.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;
16.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of healthcare services provided to their workforce and our customers’ ability to pay receivables) and our vendors (including their ability to provide services);
17.	adverse changes in state and federal law, including health care reform legislation and regulation which could, among other items, affect the way the Company does business, increase cost, limit the ability to effectively estimate, price for and manage medical costs, and affect the Company’s health care products, services, technology and processes;
18.	amendments to income tax laws, which could affect the taxation of employer provided benefits and certain insurance products such as corporate-owned life insurance;
19.	potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;
20.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;
21.	challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services;
22.	the ability to successfully integrate and operate the businesses acquired from Great-West by, among other things, renewing insurance and administrative services contracts on competitive terms, retaining and growing membership, realizing revenue, expense and other synergies, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel; and
23.	the ability of the Company to execute its growth plans by successfully managing Great-West Healthcare’s outsourcing projects and leveraging the Company’s capabilities and those of the businesses acquired from Great-West to further enhance the combined organization’s network access position, underwriting effectiveness, delivery of quality member and provider service, and increased penetration of its membership base with differentiated product offerings.
This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2009 Annual Report on Form 10-K, including the “Risk Factors” section and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 1A. RISK FACTORS
CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed description of its risk factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about CIGNA’s share repurchase activity for the quarter ended March 31, 2010:

Issuer Purchases of Equity Securities
	Total # of			Approximate dollar value of shares that
	shares	Average price paid	Total # of shares purchased as part	may yet be purchased as part of publicly
Period	purchased (1)	per share	of publicly announced program (2)	announced program (3)
January 1-31, 2010	294,790	$35.80	0	$448,919,605
February 1-28, 2010	53,602	$33.21	0	$448,919,605
March 1-31, 2010	177,790	$34.06	0	$448,919,605

Total	526,182	$34.95	0	N/A

(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 294,790 shares in January, 53,602 shares in February and 177,790 shares in March.

(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $449 million as of March 31, 2010 and May 6, 2010.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.	EXHIBITS
(a) See Exhibit Index

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Annmarie T. Hagan
Annmarie T. Hagan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 6, 2010

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated October 28, 2009	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.1	Indenture dated August 16, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.

4.2	Indenture dated January 1, 1994 between CIGNA Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.3	Indenture dated June 30, 1988 between CIGNA Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.1	Description of Strategic Performance Share Program	Filed herewith.

10.2	CIGNA Long-Term Incentive Plan as amended and restated effective April 28, 2010	Filed herewith.

10.3	CIGNA Corporation Directors Equity Plan	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1